Form 10-Q
period 1997-06-30
WELLSFORD REAL PROPERTIES INC
filed 1997-08-12
CIK 1038222

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
-------------------------------------------------------------------------------
                                   FORM 10-Q
-------------------------------------------------------------------------------


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1997
                                   --------------------------------------------
                                        OR

{  } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __________________   to  ___________________

Commission file number                               1-12917
                                   --------------------------------------------

                        Wellsford Real Properties, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                     13-3926898
-------------------------------------        ----------------------------------
   (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

                     610 Fifth Avenue, New York, NY  10020
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 333-2300
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                   No
     -----------         ------------

Number of shares of common stock, $.01 par value, outstanding as of August 11, 1997: 16,572,043.

Number of shares of Class A common stock, $.01 par value, outstanding as of August 11, 1997: 339,806.

===============================================================================
                        WELLSFORD REAL PROPERTIES, INC.
                                   FORM 10-Q

-------------------------------------------------------------------------------
                                     INDEX
-------------------------------------------------------------------------------



                                                                          Page
                                                                         Number
                                                                         ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets as of  June 30, 1997 (unaudited)
          and December 31, 1996                                             3

          Consolidated Statements of Operations (unaudited) for
          the three and six months ended June 30, 1997                      4
          Consolidated Statements of Cash Flows (unaudited) for
          the six months ended June 30, 1997 and 1996                       5

          Notes to Consolidated Financial Statements
          (unaudited)                                                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10

PART II.  OTHER INFORMATION                                                15

          SIGNATURES                                                       17

               WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            June 30,             December 31,
                                              1997                   1996
                                          ------------           ------------
ASSETS                                     (Unaudited)

Real estate assets, at cost:
  Land                                  $   3,375,000            $      --
  Buildings and improvements               20,340,649                   --
                                        ---------------          --------------
                                           23,715,649                   --
     Less, accumulated depreciation          (105,941)                  --
                                        ---------------          --------------
                                           23,609,708                   --
  Construction in progress                 50,157,533               21,306,000
                                        ----------------         --------------
                                           73,767,241               21,306,000
Notes receivable                           42,800,000               17,800,000
                                        ----------------         --------------
Total real estate assets                  116,567,241               39,106,000

Cash and cash equivalents                  69,959,918                    --
Restricted cash                             7,077,935                5,520,000
Prepaid and other assets                    1,946,331                  134,000
                                        ---------------          --------------

Total Assets                            $ 195,551,425            $  44,760,000
                                        ===============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                $   14,755,000           $  14,755,000
  Accrued expenses and other
      liabilities                            4,710,947                   --
  Security deposits                             24,404                   --
                                        ---------------          --------------

Total Liabilities                           19,490,351              14,755,000
                                        ---------------          --------------
Commitments and contingencies                 --                         --

Minority interest                            3,044,855                   --

Shareholders' Equity:                                               30,005,000
  Common Stock, 197,650,000 shares
   authorized - 16,572,043 shares, $.01
   par value per share, issued and out-
   standing at June 30, 1997                   165,720                    --
  Class A Common Stock, 350,000
   shares authorized - 339,806 shares,
   $.01 par value per share, issued
   and outstanding at June 30, 1997              3,398                    --
  Series A 8% Convertible Redeemable
   Preferred Stock, $.01 par value per
   share, 2,000,000 shares authorized,
   no shares issued and outstanding                --                     --
  Paid in capital in excess of par
    value                                  172,434,939                    --
  Retained Earnings                            412,162                    --
                                        ---------------          --------------

Total Shareholders' Equity                 173,016,219              30,005,000
                                        ---------------          --------------

Total Liabilities and Shareholders'
  Equity                                 $ 195,551,425           $  44,760,000
                                        ===============          ==============

               WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                              Three Months Ended               Six Months Ended
                                   June 30,                         June 30,
                              -------------------              ----------------
                                     1997                             1997
                              -------------------              ----------------


REVENUE
  Rental income                    $   529,814                   $   529,814
  Other income                          58,455                        58,455
  Interest income                    1,187,090                     1,587,590
                                   ------------                  ------------
     Total Revenue                   1,775,359                     2,175,859
                                   ------------                  ------------

EXPENSES
  Property operating and
    maintenance                         65,249                        65,249
  Real estate taxes                     35,000                        35,000
  Depreciation and amortization        113,901                       113,901
  Property management                    6,459                         6,459
  General and administrative           255,119                       255,119
                                   -------------                 -------------
     Total Expenses                    475,728                       475,728
                                   -------------                 -------------

Net income before taxes              1,299,631                     1,700,131

Income tax expense                     284,000                       284,000
                                   -------------                 -------------

Income (loss) available for
  common shareholders              $ 1,015,631                   $  1,416,131
                                   =============                 =============

Net income (loss) per common
  share - Note 4                   $      0.06                   $       0.08
                                   =============                 =============

Weighted average number of
  common shares outstanding -
  Note 4                             16,911,849                    16,911,849
                                   =============                 =============

               WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                           Six Months Ended
                                               June 30,
                              --------------------------------------------
                                    1997                           1996
                              ----------------               ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                    $    1,416,131                   $      --
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and
    amortization                      113,901                          --
   Decrease (increase)
    in assets
     Restricted cash               (1,557,935)                     2,061,000
     Prepaid and other assets      (1,820,291)                         --
  (Decrease) increase in
    liabilities
     Accrued expenses and other
       liabilities                  4,710,947                          --
     Security deposits                 24,404                          --
                               ----------------                 -------------
  Net cash provided by
   operating activities             2,887,157                      2,061,000
                               ----------------                 -------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Investment in real estate
    assets                        (47,272,327)                    (5,065,000)
  Investment in notes
    receivable                    (25,000,000)                          --
                               ----------------                 --------------
    Net cash provided by
     (used in) investing
     activities                   (72,272,327)                    (5,065,000)
                               ----------------                 --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Proceeds from credit
   facility                       46,900,000                            --
  Prepayment of credit
    facility                     (46,900,000)                           --
  Proceeds from bridge loan        6,000,000                            --
  Repayment of bridge loan        (6,000,000)                           --
  Proceeds from private
   offering of common shares     122,284,455                            --
  Equity contributions prior
   to and at spin-off             17,060,633                       3,004,000
                               ---------------                  -------------
    Net cash provided by (used
     in) financing activities    139,345,088                       3,004,000
                               ---------------                  -------------

  Net (increase) in cash and
    cash equivalents              69,959,918                           --
  Cash and cash equivalents,
    beginning of period               --                               --
  Cash and cash equivalents,   ----------------                 --------------
    end of period              $  69,959,918                    $      --
                               ================                 ==============

SUPPLEMENTAL INFORMATION:
  Cash paid during the
   period for interest         $   1,071,046                    $    159,000

SUPPLEMENTAL SCHEDULE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES

  Purchase price of commercial
   office property acquired    $ 15,870,435                     $       --
  Less: shares issued            (2,250,000)                            --
                               --------------                   -------------
  Cash paid                    $ 13,620,435                     $       --
                               ==============                   =============

               WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   General

     Wellsford Real Properties, Inc. (the "Company") was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). The common shareholders of the Trust received 0.25 common share of the Company for each common share of the Trust owned. Upon consummation of the Spin-off and Merger, the Company had issued and outstanding approximately 4,572,043 shares of common stock and 339,806 shares of Class A common stock that was issued to an affiliate of EQR.

     The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities though the purchase of debt or equity securities of entities engaged in such real estate businesses. To date, the management of the Company has implemented its business strategy by identifying, negotiating and consummating the following initial investments: (i) five office properties, four of which are vacant, located in Northern New Jersey containing an aggregate of approximately 940,400 gross square feet and acquired for an aggregate of approximately $47.6 million, or approximately $50 per gross square foot of building area (the "Commercial Properties"); (ii) a $25 million subordinated secured mezzanine loan due in April 2007 and bearing interest at approximately 12% per annum (the "277 Park Loan") with respect to a class A office building located at 277 Park Avenue, New York City; (iii) a $17.8 million mortgage due in July 1999 and bearing interest at 9% per annum (the "Sonterra Mortgage") on, and option to purchase, a 344-unit class A residential apartment complex in Tucson, Arizona and (iv) an approximate 80% interest in Phases I, II and III of, and in options to acquire (at fixed prices) and develop Phases IV and V of, a 1,880-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. These investments were financed with proceeds from the Spin-off (and related transactions), the Private Placement (Note 2), and a $14.8 million tax exempt mortgage note payable which requires interest only payments at a variable rate (currently approximately 4%) until it matures in December 2035. The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AAA rated financial institution. The Company and EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon.

     The accompanying consolidated financial statements include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Such financial statements have been prepared using the historical basis of the assets and liabilities and the historical results of operations related to the Company's assets and liabilities.

     During the three and six month periods ended June 30, 1996, the Company was principally involved in the initial phase of construction development activities with no operating revenues or expenses incurred. Accordingly, the income statements for these periods have been omitted.
     The accompanying financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Form 10 that was declared effective by the Securities and Exchange Commission on April 24, 1997.


2.   Capitalization

     On June 2, 1997, the Company sold 12,000,000 shares of common stock in a private placement (the "Private Placement") exempt from the registration requirements of the Securities Act of 1933, as amended, under Regulation D thereof, to a group of institutional investors at $10.30 per share, the Company's then book value per share. Pursuant to a registration rights agreement executed by the Company and the purchasers of such shares, the Company has filed a shelf registration statement with the Securities and Exchange Commission with respect to such shares. The proceeds of the Private Placement of approximately $123.6 million have been applied (a) approximately $53 million to repay the Company's credit facility and other debt on the date of the Private Placement, (b) $5 million to purchase a portion of the 277 Park Loan, and (c) towards the approximately $19 million being spent on renovations and tenant fit-out for the Commercial Properties. Approximately $46.6 million of such proceeds is being held for additional investments and working capital.

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of Series A Preferred being convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Class A Preferred, it has the right to purchase the balance of the $25 million commitment not purchased prior to that time.


3.   Commitments and Contingencies

     The Company has entered into employment agreements with certain of its officers. Such agreements are for terms which expire between 1999 and 2002, and provide for aggregate annual fixed payments of approximately $1.0 million, $1.0 million and $0.6 million in 1997, 1998 and 1999 through 2002, respectively.

     The Company has established its 1997 Management Incentive Plan (the "Management Incentive Plan"). Awards under the Management Incentive Plan may take the form of stock options, including corresponding stock appreciation rights and reload options, restricted stock awards and stock purchase awards. The Company may also provide stock purchase loans to enable Management Incentive Plan participants to pay for stock purchase awards. The maximum number of shares of common stock that may be the subject of awards under the Management Incentive Plan is 1,750,000 shares. Options to acquire 547,375 shares of common stock were granted under the Management Incentive Plan at the closing of the Merger to directors, executive officers and employees of the Company.

     The Company has established a Rollover Stock Option Plan (the "Rollover Plan"), which is substantially similar to the Management Incentive Plan, for the purpose of granting options and corresponding rights to purchase common stock in replacement for former Trust share options. All 1,326,235 options issuable under the Rollover Plan were granted at the closing of the Merger principally to certain executive officers and directors of the Company.

     Statement of Financial Accounting Standards ("SFAS") 123 "Accounting for Stock-Based Compensation" established a fair value based method of accounting for share based compensation plans, including share options. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. However, registrants may elect to continue accounting for share option plans under Accounting Principles Board ("APB") 25, but are required to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. Because the Company has elected to continue to account for its share based compensation plans under APB 25, there has been no impact on the Company's consolidated financial statements resulting from SFAS 123.

     Pursuant to SFAS 123, the pro forma net income available to common shareholders for the three and six month periods ended June 30, 1997, as if the fair value approach to accounting for share-based compensation had been applied, would be $0.9 million and $1.3 million, respectively, or $0.06 and $0.08 per common share, respectively, after income taxes. The fair values of the options used in calculating these amounts were calculated using the Black-Scholes option pricing model and the following assumptions: (i) a risk-free interest rate of 6.24%, (ii) an expected life of 10 years, and (iii) an expected volatility of 20%. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

4.   Earnings Per Share

     The Company was a corporate subsidiary of the Trust until the Spin-off. Net income per share for all periods presented was calculated using the weighted average number of shares outstanding of 16,911,849, which includes the Company's common shares and Class A common shares, for the period May 30, 1997 to June 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. At this time, the Company does not expect that these requirements will have a material effect on either primary or fully diluted earnings per share.

5.   Income Taxes

     The provision for income taxes consists of the following components:

          Current federal tax           $218,000
          Current state tax               61,000
          Deferred federal tax             4,000
          Deferred state tax               1,000
                                        --------
                                        $284,000
                                        ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred income tax liability of $5,000 at June 30, 1997 is included in Accrued Expenses and Other Liabilities and is the result of rental income recorded for book purposes but not for income tax purposes.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1.   General

     The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities though the purchase of debt or equity securities of entities engaged in such real estate businesses. Management is concentrating its efforts on defining and building focused operating businesses with recurring sources of income. The Company intends to maximize shareholder value over time through growth in cash flow and net asset value per share.

     The Company believes that while liquidity has returned to many real estate markets and that the supply and demand of many real estate asset classes are in relative equilibrium, there are specific opportunities which are expected to continue to exist because of market inefficiencies and impediments to investment, such as transactional complexity, time-consuming regulatory approvals, the prospect of no or limited immediate cash flow and a lack of available property information and market information analysis. In this regard, the Company is initially focusing its investments on three distinct aspects of the real estate business which management believes currently offer such opportunities. They are
     (i) acquiring underperforming office and other commercial properties below replacement cost, renovating and/or repositioning them, and owning, operating and/or reselling such properties, (ii) investing in real estate-related debt instruments with the potential for high yields or returns more characteristic of equity ownership and (iii) engaging in selective property development when justified by expected returns. As opportunities emerge, the Company may, in the future, expand its real estate-related businesses and activities.

     The Company currently does not intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Consequently, the Company has the flexibility to respond quickly to opportunities without the structural limitations inherent in REITs and to operate, when deemed advantageous by management, on a more highly leveraged basis than most REITs. By not qualifying as a REIT under the Code (which would require the Company to distribute each year at least 95% of its net taxable income, excluding capital gains), the Company has the ability and currently intends to retain for reinvestment its cash flow generated from operations and to sell properties without the substantial income tax penalties which may be imposed on REITs in such transactions. In addition, the Company differs from opportunity funds that are typically structured as private partnerships. In that regard, the business of the Company is conducted without the payment of acquisition, disposition or advisory fees to general partners which should result in additional cash flow being available for reinvestment as well as mitigate the potential for conflicts of interest. In addition, unlike investors in opportunity funds, the Company's shareholders are expected to have enhanced liquidity through their ability to sell or margin their stock. The Company also hopes to attract a broader range of investors
     because there will be no stipulated investment minimum.   However, unlike
     REITs and opportunity funds, the Company is subject to corporate level taxation.

     Commercial Properties. The Company will seek to acquire office and other commercial properties below replacement cost and operate and/or resell the properties after renovation, redevelopment and/or repositioning. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring a stabilized property. The Company also believes that these types of properties are not attractive acquisition candidates of REITs because the properties have no or limited cash flow as a result of required rehabilitation or their not being substantially leased.

     High Yield Debt Investments. The Company will make loans that constitute, or will invest in real estate-related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities ("CMBS"), secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt securitized by the use of CMBS, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

     Property Development. The Company will engage in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities it can achieve returns which are greater than returns which could be achieved by acquiring stabilized properties. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to obtain bond financing from local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

     The Company may in the future make equity investments in entities owned and/or operated by unaffiliated parties and which engage in real estate-related businesses and activities or businesses that service the real estate industry. Some of the entities in which the Company may invest may be start-up companies or companies in need of additional capital. The Company may also manage and lease properties owned by it or in which it has an equity or debt investment.

     To date, the management of the Company has implemented its business strategy by identifying, negotiating and consummating the following initial investments: (i) five office properties, four of which are vacant, located in Northern New Jersey containing an aggregate of approximately 940,400 gross square feet and acquired for an aggregate of approximately $47.6 million, or approximately $50 per gross square foot of building area (the "Commercial Properties"); (ii) a $25 million subordinated secured mezzanine loan (the "277 Park Loan") with respect to a class A office building located at 277 Park Avenue, New York City; (iii) a $17.8 million mortgage (the "Sonterra Mortgage") on, and option to purchase, a 344-unit class A residential apartment complex in Tucson, Arizona and (iv) an approximate 80% interest in Phases I, II and III of, and in options to acquire (at fixed prices) and develop Phases IV and V of, a 1,880-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado.

     The Company currently has the following two multifamily development projects on which it has invested $ 22.1 million through June 30, 1997:

                                                         Estimated
                     Number              Estimated     Stabilization
     Name           of Units  Location   Total Cost        Date
     ------------   --------  --------  -------------  ---------------
     Blue Ridge       456     Denver    $42.5 million  First Qtr. 1998
     Red Canyon       304     Denver     33.6 million  First Qtr. 1999
                      ---               -------------
                      760               $76.1 million
                      ===               =============

     These projects are being developed pursuant to fixed-price contracts. The Company is committed to purchase 100% of these projects upon completion and the achievement of certain occupancy levels, which is anticipated to occur at the dates disclosed above.

     Blue Ridge is owned by Park at Highlands LLC ("Phase I LLC"), a limited liability company, the members of which are Wellsford Park Highlands Corp. ("WPHC") (99%), a subsidiary of the Company and Al Feld ("Feld") (1%). Red Canyon is owned by Red Canyon at Palomino Park LLC ("Phase II LLC"), a limited liability company, the members of which are WPHC (99%) and Feld (1%). Al Feld is a Denver-based developer specializing in the construction of luxury residential properties. He has constructed over 3,000 units since 1984.

     The construction loan on Blue Ridge is for approximately $36.8 million, matures on December 31, 1998 (with a 6-month extension at the option of the Phase I LLC upon fulfillment of certain conditions), and bears interest at the prime rate, except that the Phase I LLC may elect to cause a portion of the previously advanced principal to bear interest at LIBOR plus 175 basis points. Feld has guaranteed repayment of this loan.

     The construction loan on Red Canyon is for approximately $29.5 million, matures on September 29, 1999 (with a 6-month extension at the option of the Phase II LLC upon fulfillment of certain conditions), and bears interest at the prime rate, except that the Phase II LLC may elect to cause a portion of the previously advanced principal to bear interest at LIBOR plus 165 basis points. Feld has guaranteed repayment of this loan.

     An affiliate of EQR has agreed to purchase the Phase I loan and the Phase II loan when due, assuming completion of construction, if they are not paid off by the Phase I LLC (in the case of the Phase I loan) or the Phase II LLC (in the case of the Phase II loan) or by Feld pursuant to his guaranties, for the lesser of the loan balance or the final agreed upon budget.

     In addition, four of the five commercial office properties purchased by the Company are undergoing renovations and are included in the construction in progress balance at June 30, 1997.

     The accompanying consolidated financial statements include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Such financial statements have been prepared using the historical basis of the assets and liabilities and the historical results of operations related to the Company's assets and liabilities.

     Risks Associated with Forward-Looking Statements.

     This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
     amended.   Such forward-looking statements involve known and unknown
     risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (File No. 333-32445) filed with the Securities and Exchange Commission on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing; difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from projected in such statements.

2.   Results of Operations

     Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996.

     Prior to the acquisition of the Company's operating Commercial Property and the 277 Park Loan during the quarter ended June 30, 1997, the Company's operations consisted of earning interest income on the Sonterra Mortgage (originated in July 1996) and the initial phase of construction development activity with respect to Palomino Park. Therefore, the increase in operating revenues and expenses reflected in the financial statements is a result of the acquisition of the Company's operating assets subsequent to June 30, 1996.

3.   Liquidity and Capital Resources

     The Company expects to meet its short-term liquidity requirements generally through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

     The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, and financing capital improvements by long-term borrowings, through the issuance of debt and the offering of additional debt and equity securities.

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of Series A Preferred being convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Class A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time.

PART II.

OTHER INFORMATION

     Item 1:   Legal Proceedings - Not Applicable.

     Item 2:   Changes in Securities

               The following table is a summary of certain information relating to all securities of the Company sold by the Company within the past three years that were not registered under the Securities Act (the "Private Placements"):


                                           Persons or
 Type of         Date      Amount of        Class of
Securities        of       Securities    Persons to Whom
  Sold           Sale         Sold       Securities Sold         Consideration
----------     --------    ----------   ------------------       -------------
Common Stock   2/28/97     218,447(1)   Wellsford Commercial
                                        Properties, L.L.C.            (2)

Class A
Common Stock   5/30/97     339,806      ERP Operating
                                        Partnership               $3,500,000

Common Stock   5/30/97     24,272       William M. Cockrum,
                                        Trustee of the
                                        William M. Cockrum
                                        Trust dated 8/1/79          $250,000

Common Stock   6/2/97      12,000,000   "qualified institutional
                                        buyers" and other
                                        "accredited investors"
                                        (each as defined under
                                        the rules of the
                                        Securities Act)          $123.6 million


(1) Reflects the adjustment made to the original number of shares issued to Wellsford Commercial Properties, L.L.C., based upon the book value per share of Common Stock on the date of the Merger

(2) Wellsford Commercial Properties, L.L.C. transferred the contracts to purchase the Cyanamid Office Portfolio, Greenbrook and Chatham in exchange for shares of Common Stock having an aggregate value of approximately $2.25 million and the Company's agreement to repay a $1.0 million advance used for the down payment on the Cyanamid Office Portfolio.

     The Company conducted the Private Placement pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in the Private Placements.

Item 3:   Defaults upon Senior Securities - Not Applicable.

Item 4:   Submission of Matters to a Vote of Security Holders - Not Applicable.

Item 5:   Other Information - Not Applicable.

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits filed with this Form 10-Q:
               27.1 Financial Data Schedule (EDGAR Filing Only)

          (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended June 30, 1997:

               o Form 8-K filed June 13, 1997 relating to the Private Placement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.



By:  /s/ Jeffrey H. Lynford
     --------------------------------------------------
     Jeffrey H. Lynford, Chairman of the Board


     /s/ Gregory F. Hughes
     --------------------------------------------------
     Gregory F. Hughes, Chief Financial Officer


Dated:    August 11, 1997