Form 10-Q
period 1997-09-30
WELLSFORD REAL PROPERTIES INC
filed 1997-11-14
CIK 1038222

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

-----------------------------------------------------------------------------
                                  FORM 10-Q
-----------------------------------------------------------------------------

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1997
                                   -----------------------------------------
                                        OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                   -----------------        ----------------

Commission file number                               1-12917
                                   -----------------------------------------

                       Wellsford Real Properties, Inc.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Maryland                                 13-3926898
 ------------------------------          -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                    610 Fifth Avenue, New York, NY  10020
----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (212) 333-2300
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                   No
     ------------                --------------

Number of shares of common stock, $.01 par value, outstanding as of November 14, 1997: 16,572,043.

Number of shares of Class A common stock, $.01 par value, outstanding as of November 14, 1997: 339,806.

=============================================================================

                       WELLSFORD REAL PROPERTIES, INC.
                                  FORM 10-Q

-----------------------------------------------------------------------------
                                    INDEX
-----------------------------------------------------------------------------

                                                                        Page
                                                                       Number
                                                                       ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
          (unaudited) and December 31, 1996                               3

          Consolidated Statements of Income (unaudited) for
          the three and nine months ended September 30, 1997
          and 1996.                                                       4

          Consolidated Statements of Cash Flows (unaudited) for
          the nine months ended September 30, 1997 and 1996               5

          Notes to Consolidated Financial Statements (unaudited)          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            14

PART II.  OTHER INFORMATION                                              19

          SIGNATURES                                                     21

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                               September 30,   December 31,
                                                   1997            1996
                                               -------------   ------------
                                                (Unaudited)
ASSETS

Real estate assets, at cost
  Land                                          $       --     $       --
  Buildings and improvements                            --             --
                                                ------------   ------------
                                                        --             --

    Less, accumulated depreciation                      --             --
                                                ------------   ------------
                                                        --             --
  Construction in progress                        21,864,426     21,306,000
                                                ------------   ------------
                                                  21,864,426     21,306,000
Notes receivable                                 145,879,967     17,800,000
Investment in joint venture                       32,425,349          --
                                                ------------   ------------
Total real estate assets                         200,169,742     39,106,000

Cash and cash equivalents                          5,532,540          --
Restricted cash                                    6,717,105      5,520,000
Prepaid and other assets                           1,982,939        134,000
                                                ------------   ------------

Total Assets                                    $214,402,326   $ 44,760,000
                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                        $ 14,755,000   $ 14,755,000
  Credit facility                                 10,000,000          --
  Accrued expenses and other liabilities           6,667,004          --
                                                ------------   ------------

Total Liabilities                                 31,422,004     14,755,000
                                                ------------   ------------

Commitments and contingencies                          --             --

Minority interest                                  3,092,105          --

Shareholders' Equity:                                            30,005,000

 Common Stock, 197,650,000 shares authorized -
 16,572,043 shares, $.01 par value per share,
 issued and outstanding at September 30, 1997        165,720          --
 Class A Common Stock, 350,000 shares
 authorized - 339,806 shares, $.01 par
 value per share, issued and outstanding
 at September 30, 1997 Series A 8%                     3,398          --
 Convertible Redeemable Preferred Stock,
 $.01 par value per share, 2,000,000 shares
 authorized, no shares issued and outstanding          --             --
 Paid in capital in excess of par value          178,288,032          --
 Retained Earnings                                 1,431,067          --
                                                ------------   ------------

Total Shareholders' Equity                       179,888,217     30,005,000
                                                ------------   ------------

Total Liabilities and Shareholders' Equity      $214,402,326   $ 44,760,000
                                                ============   ============

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                        Three Months Ended             Nine Months Ended
                            September 30,                September 30,
                    ---------------------------   -------------------------
                        1997           1996           1997         1996
                    -------------  ------------   ------------  -----------

REVENUE
 Rental Income      $   671,585     $    --        $ 1,259,854   $  --
 Interest income      2,537,300         356,000      4,124,890      356,000
                    -------------   -----------    -----------   ----------
   Total Revenue      3,208,885         356,000      5,384,744      356,000
                    -------------   -----------    -----------   ----------

EXPENSES
 Property operating
  and maintenance       176,008          --            241,257      --
 Real estate taxes       70,692          --            105,692      --
 Depreciation and
  amortization          106,613          --            220,514      --
 Property management     11,897          --             18,356      --
 General and
  administrative      1,266,005          --          1,521,124      --
                    -----------     -----------    -----------  -----------
  Total Expenses      1,631,215               0      2,106,943            0
                    -----------     -----------    -----------  -----------


 Income from
  joint venture         160,235          --            160,235      --
                    -----------     -----------    -----------  -----------

 Income before
  taxes               1,737,905         356,000      3,438,036      356,000

 Income tax
  expense               719,000           --         1,003,000      --
                    -----------     -----------    -----------  -----------

 Net Income
  (loss)            $ 1,018,905      $  356,000    $ 2,435,036  $   356,000
                    ===========      ==========    ===========  ===========


 Net income
  (loss) per
  common share -
    Note 5          $      0.06                    $      0.14
                    ===========                    ===========

 Weighted average
  number of
  common shares
  outstanding -
  Note 5            $16,911,849                   $ 16,911,849
                    ===========                    ===========





  See accompanying notes.
              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                               ----------------------------
                                                   1997            1996
                                               -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $  2,435,036    $   356,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                    220,514          --
    Decrease (increase) in assets
      Restricted cash                             (1,197,105)     4,059,000
      Prepaid and other assets                    (1,881,127)      (134,000)
    (Decrease) increase in liabilities
      Accrued expenses and other liabilities       6,667,004          --
                                                ------------    -----------
    Net cash provided by operating activities      6,244,322      4,281,000
                                                ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate assets               (49,784,452)    (9,073,000)
  Investment in notes receivable                 (97,653,823)   (17,800,000)
  Investment in joint revenue                     (2,320,593)         --
                                                ------------    -----------
    Net cash provided by (used in)
     investing activities                       (149,758,868)   (26,873,000)
                                                ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility                   56,900,000          --
  Repayment of credit facility                   (46,900,000)         --
  Proceeds from bridge loan                        6,000,000          --
  Repayment of bridge loan                        (6,000,000)         --
  Proceeds from private offering
   of common shares                              121,986,453          --
  Equity contributions prior to
   and at spin-off                                17,060,633     22,592,000
                                               -------------   ------------
    Net cash provided by (used in)
     financing activities                        149,047,086     22,592,000
                                               -------------   ------------

   Net increase (decrease) in cash
    and cash equivalents                           5,532,540          --
   Cash and cash equivalents, beginning
    of period                                          --             --
                                               -------------   ------------
    Cash and cash equivalents, end
     of period                                 $   5,532,540   $      --
                                                ============   ============

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest     $   1,233,525   $    384,000

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Purchase price of commercial office
   property acquired                           $  15,870,435  $       --
  Less:  shares issued                            (2,250,000)         --
                                               -------------  -------------
  Cash paid                                    $  13,620,435  $       --
                                               =============  =============

  Gross investment in joint venture            $  32,425,349  $       --
  Properties contributed                         (54,332,555)         --
  Debt contributed                                30,426,144          --
  Warrants issued                                 (6,198,345)         --
                                               -------------  -------------
  Cash paid                                    $   2,320,593  $       --
                                               =============  =============


See accompanying notes.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   General

     Wellsford Real Properties, Inc. (the "Company") was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. (and affiliates) which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). The common shareholders of the Trust received 0.25 common share of the Company for each common share of the Trust owned. Upon consummation of the Spin-off and Merger, the Company had issued and outstanding approximately 4,572,043 shares of common stock and 339,806 shares of Class A common stock that was issued to an affiliate of EQR.

     The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt or equity securities of entities engaged in such real estate businesses. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan:
     Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity investments and an SBU for property development and land investments. At the time of the Spin-off, the management of the Company had implemented its business strategy by identifying, negotiating and consummating the following initial investments: (i) five office properties, three of which are vacant, located in Northern New Jersey containing an aggregate of approximately 949,400 square feet and acquired for an aggregate of approximately $47.6 million, or approximately $50 per square foot of building area (the "Commercial Properties"); (ii) a $25 million subordinated secured mezzanine loan due in April 2007 and bearing interest at approximately 12% per annum (the "277 Park Loan") with respect to a class A office building located at 277 Park Avenue, New York City; (iii) a $17.8 million mortgage due in July 1999 and bearing interest at 9% per annum (the "Sonterra Mortgage") on, and option to purchase, a 344-unit class A residential apartment complex in Tucson, Arizona and (iv) an approximate 80% interest in Phases I, II and III of, and in options to acquire (at fixed prices) and develop Phases IV and V of, a 1,880-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. These investments were financed with proceeds from the Spin-off (and related transactions), the Private Placement (Note 2), and a $14.8 million tax exempt mortgage note payable which requires interest only payments at a variable rate (currently approximately 4%) until it matures in December 2035 (the "Palomino Park Bonds"). The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AAA rated financial institution. The Company and EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon (the latter guarantee being the "EQR Enhancement").

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

     The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
     Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Form 10 that was declared effective by the Securities and Exchange Commission on April 24, 1997.

     In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt SFAS No. 131 with the fiscal year beginning January 1, 1998. SFAS No. 131 does not have any impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures of segment information.


2.   Capitalization

     On June 2, 1997, the Company sold 12,000,000 shares of common stock in a private placement (the "Private Placement") exempt from the registration requirements of the Securities Act of 1933, as amended, under Regulation D thereof, to a group of institutional investors at $10.30 per share, the Company's then book value per share. Pursuant to a registration rights agreement executed by the Company and the purchasers of such shares, the Company has filed a shelf registration statement with the Securities and Exchange Commission with respect to such shares. The proceeds of the Private Placement of approximately $123.6 million have been applied to (a) approximately $53 million to repay the Company's credit facility and other debt on the date of the Private Placement, (b) $5 million to purchase a portion of the 277 Park Loan, (c) approximately $7 million on renovations and tenant fit-out for the Commercial Properties, and (d) the balance towards the investments described in
     Note 3 and towards working capital.

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of Series A Preferred being convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the balance of the $25 million commitment not purchased prior to that time.


3.   Recent Activities

     Wellsford Commercial Properties Trust ("WCPT")

     On August 28, 1997, the Company, through its subsidiary WCPT, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman, Sachs & Co., formed a private real estate operating company, Wellsford/Whitehall Properties, L.L.C. ("Wellsford Commercial"). Wellsford Commercial currently focuses on opportunistic acquisitions of underperforming or vacant properties, in excellent locations within recovering markets, where management can create significant value through adaptive reuse. Wellsford Commercial's initial target markets include New York, New Jersey, Connecticut and the Boston and Washington D.C. metropolitan areas. WCPT manages Wellsford Commercial on a day-to-day basis, and certain major decisions require the consent of both partners. WCPT intends to qualify as a real estate investment trust ("REIT") and has a 50.1% interest in Wellsford Commercial. Except in certain limited circumstances, all of the Company's office property activities will be conducted through Wellsford Commercial.

     Wellsford Commercial currently owns and operates ten properties containing approximately 2.1 million square foot ("SF") of office space in New Jersey and Washington, D.C. These properties consist of the Commercial Properties, which were contributed by the Company upon formation of Wellsford Commercial, and 300 Atrium Drive, 400 Atrium Drive, 500 Atrium Drive and 1275 K Street, which were contributed by Whitehall upon formation of Wellsford Commercial, as well as 700 Atrium Drive which was acquired in September 1997 for $18.1 million. The properties contributed by Whitehall were encumbered by approximately $48 million of debt bearing interest at LIBOR plus 3% which was assumed by Wellsford Commercial. The lender on this note is Goldman Sachs Mortgage Corporation. Wellsford Commercial has an interest rate protection agreement related to this debt which caps LIBOR at 7.69% until June 15, 2000.

     WCPT is entitled to incentive compensation equal to (a) 17.5% of available cash after a return of capital to WCPT and Whitehall and a 17.5% return on equity to each of them, and (b) 22.5% of available cash after a 22.5% return on equity to WCPT and Whitehall. The Company and Whitehall have committed to make additional equity contributions of $50 million each for new acquisitions, capital needs, and working capital. Whitehall may exchange the membership units it receives in Wellsford Commercial relating to capital contributions in excess of an additional $25 million up to an additional $50 million, for shares of the Company's common stock or, in the Company's sole discretion, cash, based upon the price paid for such membership units and the current market value of the Company's common stock.

     In connection with the transactions described above, the Company issued warrants (the "Warrants") to Whitehall to purchase 4,132,230 shares of common stock at an exercise price of $12.10 per share. The Warrants are exercisable for five years for either, at the Company's option, shares of the Company's common stock or cash. The exercise price for the Warrants is payable either with membership units in Wellsford Commercial or cash.

     In addition, the Company entered into a Term Loan Agreement ("TLA") with Wellsford Commercial pursuant to which the Company has agreed to loan to Wellsford Commercial up to approximately $86.3 million for a period of 90 days ending on November 26, 1997. Approximately $78.9 million has been advanced under the TLA as of September 30, 1997. The loan bears interest at LIBOR plus 3% and may be extended for an additional 90 days at LIBOR plus 4%.

     See Note 7 for the September 30, 1997 financial statements of Wellsford Commercial.


     Value Property Trust

     On September 18, 1997, the Company and its subsidiary, Wellsford Capital Corporation, entered into a definitive agreement with Value Property Trust (NYSE: VLP), a real estate investment trust, pursuant to which the Company will acquire VLP in a merger transaction for cash and stock valued at approximately $169 million.

     Pursuant to the terms of the merger agreement, the Company will pay to VLP shareholders approximately $130 million in cash and issue an aggregate of approximately 3.35 million shares of its common stock resulting in each VLP shareholder receiving $11.58 in cash and 0.2984 common shares of the Company for each share of VLP. VLP primarily owns 21 properties (with 2.1 million SF) and currently has approximately $64 million in net cash. The portfolio is diversified both by property type and geographic location. Seven office/industrial properties with 600,000 SF are located in Southern California, and 14 office/industrial and retail properties with 1.5 million SF are located primarily throughout the mid-Atlantic region.

     The closing of the transaction under such agreement is subject to the satisfaction of various closing conditions, including approval of VLP shareholders. The proposed acquisition, which will be accounted for as a purchase, is expected to be completed by January, 1998.

     The Company has entered into an agreement to sell, upon completion of the merger, for $65 million, 13 of the VLP properties to an affiliate of Whitehall ("Whitehall Property Buyer").

     The Abbey Company

     On August 28, 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70 million secured credit facility to affiliates of The Abbey Company, Inc. ("Abbey"), an owner and operator of office, industrial, and retail properties in Southern California.

     The loan facility will be made available to Abbey for three years. Advances under the facility can be made for up to 80% of the value of the borrowing base collateral which will initially consist of 10 properties, all cross-collateralized, totaling approximately 1.1 million SF and having an average occupancy rate of 94% as of August 28, 1997.

     The initial advance under the facility was for approximately $48.4 million ($24.2 million of which represented the Company's 50% participation). Under the terms of its participation agreement with MGT, the Company will take a 50% junior participation on all advances under the facility.

     The Company will be entitled to receive interest on its advances under the facility at LIBOR plus 400 basis points.

     Abbey is owned 90% by Don Abbey and 10% by Mace Siegel and associates. Mr. Siegel is the Chairman of Macerich, a REIT traded on the New York Stock Exchange.


4.   Commitments and Contingencies

     The Company has entered into employment agreements with four of its officers. Such agreements are for terms which expire between 1999 and 2002, and provide for aggregate annual fixed payments of approximately $1.0 million, $1.0 million and $0.6 million in 1997, 1998 and 1999 through 2002, respectively.

     The Company has established its 1997 Management Incentive Plan (the "Management Incentive Plan"). Awards under the Management Incentive Plan may take the form of stock options, including corresponding stock appreciation rights and reload options, restricted stock awards and stock purchase awards. The Company may also provide stock purchase loans to enable Management Incentive Plan participants to pay for stock purchase awards. The maximum number of shares of common stock that may be the subject of awards under the Management Incentive Plan is 1,750,000 shares. Options to acquire 591,375 shares of common stock were granted under the Management Incentive Plan at the closing of the Spin-off to sixteen individuals including directors, executive officers and employees of the Company.

     The Company has established a Rollover Stock Option Plan (the "Rollover Plan"), which is substantially similar to the Management Incentive Plan, for the purpose of issued options and corresponding rights to purchase common stock in replacement for former Trust share options. All 1,326,235 options issuable under the Rollover Plan were issued at the closing of the Merger primarily to certain executive officers and directors of the Company in exchange for existing Trust options of equal value.

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

     Pursuant to SFAS 123, the pro forma net income available to common shareholders for the three and nine month periods ended September 30, 1997, as if the fair value approach to accounting for share-based compensation had been applied, would be $0.8 million and $2.1 million, respectively, or $0.05 and $0.12 per common share, respectively, after income taxes. No options were outstanding prior to the Spin-off. The fair values of the options used in calculating these amounts were calculated using the Black-Scholes option pricing model and the following assumptions: (i) a risk-free interest rate of 6.24%, (ii) an expected life of 10 years, and (iii) an expected volatility of 20%. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.


5.   Earnings Per Share

     The Company was a corporate subsidiary of the Trust until the Spin-off. Net income per share for the periods ended September 30, 1997 was calculated using the weighted average number of shares outstanding of 16,911,849, which includes the Company's common shares and Class A common shares, for the period May 30, 1997 to September 30, 1997.

     The Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which will require the Company to change the method previously used to compute earnings per share and to restate all prior periods as of December 31, 1996. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. At this time, the Company does not expect that these requirements will have a material effect on either basic or diluted earnings per share for any prior period.


6.   Income Taxes

     The provision for income taxes consists of the following components:

          Current federal tax           $  762,000
          Current state tax                215,000
          Deferred federal tax              20,000
          Deferred state tax                 6,000
                                        ----------
                                        $1,003,000
                                        ==========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred income tax liability of $26,000 at September 30, 1997 is included in Accrued Expenses and Other Liabilities and is the result of rental income recorded for book purposes but not for income tax purposes.

7.   Investment in Joint Venture

     As of September 30, 1997, the Company, through its subsidiary, WCPT, owned a 50.1% interest in Wellsford Commercial (see Note 3). The following is a summary of the financial position of Wellsford Commercial which was formed on August 28,1997:

                                     September 30,
                                         1997
                                    --------------
          Real estate, net           $ 176,915,203
          Cash                           1,400,644
          Other assets                   2,104,856
                                     -------------
          Total assets               $ 180,420,703
                                     =============

          Atrium Mortgage Loan       $  48,092,954
          Bridge Loan from the Company  78,899,440
          Other liabilities              3,108,479
          Equity                        50,319,830
                                     -------------
Total liabilities and equity         $ 180,420,703
                                     =============


The  following is a summary of the results of operations of  Wellsford
Commercial:
                                  Period from August 28,
                                   1997 (inception) to
                                    September 30, 1997
                                  ----------------------
Revenues
--------
          Rental income               $  2,075,340
          Other income                     134,568

Expenses
--------
Operating expense                         (909,449)
Interest expense                          (673,247)
Depreciation and amortization             (228,180)
General and administrative                 (79,202)
                                      ------------
Net income                            $    319,830
                                      ============

Net income per unit                   $       0.06
                                      ============

     Wellsford Commercial's real estate assets are comprised of the Commercial Properties, 300 Atrium Drive, 400 Atrium Drive, 500 Atrium Drive, 700 Atrium Drive, and 1275 K Street as described in Note 3.

Wellsford Commercial's debt is comprised as follows:


                        Amount  Interest Rate  Maturity     Security
                  ------------  -------------
Atrium mortgage
 loan             $ 48,092,954    LIBOR +3%    5/15/00*   300, 400 and
                                                        500 Atrium Drive
Bridge loan from
 the Company        78,899,440    LIBOR +3%   11/26/97**    Unsecured
                  ------------
Total             $126,992,394
                  ============

* extendable for two years, with each one year extension increasing the interest rate by 0.75%.
**   extendable for 90 days at LIBOR +4%.

     Wellsford Commercial has 5,000,000 membership units outstanding which were issued upon its formation at a value of $10 per unit.

     Allocations of income and distributions between the members of Wellsford Commercial are generally made in accordance with the ownership percentages as described in its operating agreement.

     Wellsford Commercial expects to meet its liquidity requirements, such as financing renovations to its properties, with operating cash flow from its properties, equity contributions from the owners of Wellsford Commercial, WCPT and Whitehall, and a $375 million loan facility that Wellsford Commercial is currently negotiating, consisting of a $225 million secured term loan facility and a $150 million secured revolving credit facility. There can be no assurance that such loan facility will be consummated.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   General

     The Company was organized to create and realize value by identifying and making opportunistic real estate investments through the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate businesses. Management is concentrating its efforts on defining and building focused operating businesses with recurring sources of income. The Company intends to maximize shareholder value over time through growth in cash flow and net asset value per share.

     The Company believes that while liquidity has returned to many real estate markets and that the supply and demand of many real estate asset classes are in relative equilibrium, there are specific opportunities which are expected to continue to exist because of market inefficiencies and impediments to investment, such as transactional complexity, time-consuming regulatory approvals, the prospect of no or limited immediate cash flow and a lack of available property information and market information analysis. In this regard, the Company is organized into three SBUs, each covering a separate line of business which management believes currently offers such opportunities. They are (i) acquiring underperforming office and other commercial properties below replacement cost, renovating and/or repositioning them, and owning, operating and/or reselling such properties, (ii) investing in real estate-related debt instruments with the potential for high yields or returns more characteristic of equity ownership and (iii) engaging in selective land and property development when justified by expected returns. As opportunities emerge, the Company may in the future expand its real estate-related businesses and activities.

     The Company currently does not intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Consequently, the Company has the flexibility to respond quickly to opportunities without the structural limitations inherent in REITs and to operate, when deemed advantageous by management, on a more highly leveraged basis than most REITs. The Company does intend to elect REIT status for certain of its subsidiaries or affiliates when management deems it beneficial to the Company's shareholders. By not qualifying as a REIT under the Code (which would require the Company to distribute each year at least 95% of its net taxable income, excluding capital gains), the Company has the ability and currently intends to retain for reinvestment its cash flow generated from operations and to sell properties without the substantial income tax penalties which may be imposed on REITs in such transactions. In addition, the Company differs from opportunity funds that are typically structured as private partnerships. In that regard, the business of the Company is conducted without the payment of acquisition, disposition or advisory fees to general partners which should result in additional cash flow being available for reinvestment as well as mitigate the potential for conflicts of interest. In addition, unlike investors in opportunity funds, the Company's shareholders are expected to have enhanced liquidity through their ability to sell or margin their stock. The Company also hopes to attract a broader range of investors because there will be no stipulated investment minimum. However, unlike REITs and opportunity funds, the Company is subject to corporate level taxation.

     Commercial Properties. The Company seeks to acquire commercial properties below replacement cost and operate and/or resell the properties after renovation, redevelopment and/or repositioning. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring a stabilized property.

     The Company has agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford Commercial except, in certain circumstances, where Wellsford Commercial has declined the investment opportunity. Wellsford Commercial currently focuses on acquiring, redeveloping and developing office properties in the Northeast United States. Wellsford Commercial seeks opportunistic acquisitions of office properties, including underperforming or vacant properties, in excellent locations within recovering markets, where management can create significant value through adaptive reuse.

     High Yield Debt Investments. The Company makes loans that constitute, or will invest in real estate-related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities ("CMBS"), secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt securitized by the use of CMBS, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

     Property Development. The Company engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities it can achieve returns which are greater than returns which could be achieved by acquiring stabilized properties. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to obtain bond financing from local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

     The Company currently has the following two multifamily development projects, both of which are phases of Palomino Park, in which it has invested $21.9 million (a net equity investment of $7.1 million after deducting the Palomino Park Bonds) through September 30, 1997:

                Number     Estimated   Estimated
     Name       of Units   Location    Total Cost     Stabilization Date
     ----       --------   --------    ----------     ------------------

     Blue Ridge 456        Denver      $42.5 million  First Qtr. 1998
     Red Canyon 304        Denver       33.6 million  First Qtr. 1999
                ---                    -------------
                760                    $76.1 million
                                       =============

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

     An affiliate of EQR has agreed to purchase the Phase I loan and the Phase II loan when due (the "EQR Take-out Commitment"), assuming completion of construction, if they are not satisfied by the Phase I LLC (in the case of the Phase I loan) or the Phase II LLC (in the case of the Phase II loan) or by Feld pursuant to his guaranties, for the lesser of the loan balance or the final agreed upon budget, which is currently estimated to be approximately $66 million.

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

     Risks Associated with Forward-Looking Statements.

     This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing; difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

2.   Results of Operations

     Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996.

     Prior to the Company's 1997 investments, the Company's operations consisted of earning interest income on the Sonterra Mortgage (originated in July 1996) and the initial phase of construction development activity with respect to Palomino Park. Therefore, the increase in operating revenues and expenses reflected in the financial statements is a result of the acquisition of primarily all of the Company's operating assets subsequent to September 30, 1996.


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

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston,N.A. and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time.

     With respect to its Palomino Park investment, the Company also has the EQR Enhancement and the EQR Take-out Commitment.

PART II.

     OTHER INFORMATION

          Item 1:   Legal Proceedings - Not Applicable.

          Item 2:   Changes in Securities
                    The following table is a summary of certain information relating to all securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act (the "Private Placements"):



                                            Persons or Class
Type of             Date        Amount of   of Persons to
Securities          of         Securities   Whom Securities
Sold                Sale          Sold      Sold               Consideration
------------------  --------   ----------   -----------------  -------------

Warrants            8/28/97   5,000,000(1)  Whitehall Property      (2)
                                            Buyer
Exchange Rights(3)  8/28/97        (3)      Whitehall Property      (2)
                                            Buyer


          (1) In connection with the formation of Wellsford Commercial, the Company issued Warrants to Whitehall to purchase 4,132,230 shares of Common Stock at an exercise price of $12.10 per share. The Warrants are exercisable for five years for either, at the Company's option, shares of Common Stock or cash. The exercise price for the Warrants is payable either with membership units in Wellsford Commercial or cash.

          (2) In consideration for consummating the Wellsford Commercial joint venture transaction with the Company.

          (3) Whitehall may exchange membership units it receives in Wellsford Commercial relating to capital contributions made by Whitehall to Wellsford Commercial in excess of $50 million but less than $75 million, for shares of Common Stock, or, at the Company's election, cash based upon the price paid by Whitehall for such membership units and the then current market value of shares of Common Stock.

     The Company conducted the Private Placements pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in the Private Placements.

          Item 3:   Defaults upon Senior Securities - Not Applicable.

          Item 4: Submission of Matters to a Vote of Security Holders - Not Applicable.

          Item 5:   Other Information - Not Applicable.

          Item 6:   Exhibits and Reports on Form 8-K

                    (a)  Exhibits filed with this Form 10-Q:
                         27.1 Financial Data Schedule (EDGAR Filing Only)

                    (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended September 30, 1997:

                         o Form 8-K filed September 11, 1997 relating to certain investments of the Company.

                         o Form 8-K filed September 23, 1997 relating to the Company's definitive agreement with Value Property Trust.

                         o Form 8-K/A dated November 11, 1997 containing certain of the financial statements and pro forma financial data required by the September 11 Form 8-K.

                         o Form 8-K/A dated November 11, 1997 containing the balance of the financial statements required by the September 11 Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.



By:  /s/ Jeffrey H. Lynford
     ------------------------------------------
     Jeffrey H. Lynford, Chairman of the Board



     /s/ Gregory F. Hughes
     ------------------------------------------
     Gregory F. Hughes, Chief Financial Officer


Dated: November 14, 1997