Form 10-K
period 1997-12-31
WELLSFORD REAL PROPERTIES INC
filed 1998-03-31
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

--------------------------------------------------------------------------
                                 FORM 10-K
--------------------------------------------------------------------------

[X] ANNUAL REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997  OR

[ ] TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _____________

                      Commission File Number 1-12917

                      WELLSFORD REAL PROPERTIES, INC.
          (Exact name of registrant as specified in its charter)

             Maryland                            13-3926898
       (State of organization)                (I.R.S. employer
                                           identification number)

     610 Fifth Avenue, New York, NY                 10020
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:   (212) 333-2300

Securities registered pursuant to Section  12(b) of the Act:

      Title of each class                   Name of each exchange
                                             on which registered
         Common Stock
        $.01 par value                     American Stock Exchange

Securities registered pursuant to Section  12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                                ---      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $233.6 million based on the closing price on the American Stock Exchange for such shares on March 12, 1998.

The number of the Registrant's shares of Common Stock outstanding was 16,999,688 as of March 12, 1998 (including 339,806 shares of Class A Common Stock).

                    Documents Incorporated By Reference

Portions of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held May 28, 1998 are incorporated by reference into Part III.

---------------------------------------------------------------------------
                             TABLE OF CONTENTS
---------------------------------------------------------------------------

                                                                Form
                                                                10-K
Item                                                           Report
 No.                                                            Page
----                                                           ------

                                  PART I

1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .3
2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . 10
3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 10
4.   Submission of Matters to a Vote of Security-Holders. . . . 10

                                  PART II

5.   Market for Registrant's Common Equity
          and Related Shareholder Matters . . . . . . . . . . . 11
6.   Selected Consolidated Financial Data . . . . . . . . . . . 12
7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . 13
8.   Consolidated Financial Statements and Supplementary Data . 17
9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . 17

                                 PART III

10.  Directors and Executive Officers of the Registrant . . . . 18
11.  Executive Compensation . . . . . . . . . . . . . . . . . . 18
12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . 18
13.  Certain Relationships and Related Transactions . . . . . . 18

                                  PART IV

14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . . 19

                           FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 1997
          and 1996. . . . . . . . . . . . . . . . . . . . . . .F-3
     Consolidated Statements of Income for the Years Ended
          December 31, 1997 and 1996. . . . . . . . . . . . . .F-4
     Consolidated Statements of Changes in Shareholders' Equity
          for the Years Ended December 31, 1997 and
          1996 and the Period from March 22, 1995 (Inception)
          to December 31, 1995. . . . . . . . . . . . . . . . .F-5
     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997 and 1996 and the Period from
          March 22, 1995 (Inception) to December 31, 1995 . . .F-6
     Notes to Consolidated Financial Statements . . . . . . . .F-7

                       FINANCIAL STATEMENTS SCHEDULE

III. Real Estate and Accumulated Depreciation . . . . . . . . .S-1
IV.  Mortgage Loans on Real Estate. . . . . . . . . . . . . . .S-2

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

PART I

Item 1.        Business.

Wellsford Real Properties, Inc. (and subsidiaries, collectively, the "Company") was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. (and affiliates) which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all of the outstanding shares of the Company owned by the Trust (the "Spin-off"). The common shareholders of the Trust received 0.25 of a common share of the Company for each common share of the Trust owned. Upon consummation of the Spin-off and Merger, the Company had issued and outstanding approximately 4,547,771 shares of common stock and 339,806 shares of Class A common stock that was issued to an affiliate of EQR. On June 2, 1997, the Company sold 12,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $10.30 per share, the Company's then book value per share.

The Company is a real estate merchant banking firm which acquires, develops and operates real properties and invests in the debt and equity securities of private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property investments which is held in its 99.9% subsidiary, Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity investments and an SBU for property development and land investments. The Company currently has approximately 34 employees.

See the accompanying consolidated financial statements for certain financial information regarding the Company's industry segments.

Commercial Property Investments - WCPT

The Company, through WCPT, seeks to acquire commercial properties below replacement cost and operate and/or resell the properties after renovation, redevelopment and/or repositioning. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving returns which are greater than returns which could be achieved by acquiring a stabilized property.

At the time of the Spin-off, the Company owned six commercial office buildings, five of which were vacant, located in Northern New Jersey, containing an aggregate of approximately 949,400 square feet and acquired for an aggregate of approximately $47.6 million (the "WRP Commercial Properties").

On August 28, 1997, the Company, through WCPT, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman, Sachs & Co., formed a private real estate operating company, Wellsford/Whitehall Properties, L.L.C. ("Wellsford Commercial"). Wellsford Commercial's initial target markets include New York, New Jersey, Connecticut and the Boston and Washington D.C. metropolitan areas. WCPT manages Wellsford Commercial on a day-to-day basis, and certain major decisions require the consent of both partners. WCPT intends to qualify as a real estate investment trust ("REIT") and has a 50.1% interest in Wellsford Commercial.

Wellsford Commercial owned and operated 13 office buildings containing approximately 2.3 million square feet ("SF") of office space in New Jersey and Washington, D.C. as of December 31, 1997 with an aggregate gross book value of $212.9 million. These buildings consist of the WRP Commercial Properties, which were contributed by the Company upon formation of Wellsford Commercial, and 300 Atrium Drive, 400 Atrium Drive, 500 Atrium Drive and 1275 K Street, which were contributed by Whitehall upon formation of Wellsford Commercial, as well as 700 Atrium Drive and Mountain Heights (two buildings) which were acquired in September and December 1997, respectively, for $18.1 million and $29.1 million, respectively. In addition, Wellsford Commercial purchased an industrial warehouse in New Jersey in December 1997 for $7.1 million.

In January 1998, Wellsford Commercial executed an agreement to purchase an 80,000SF property for $5.4 million. The purchase may be completed by March 31, 1998, subject to certain contingencies.

In February 1998, Wellsford Commercial entered into an option agreement to enter into a contribution agreement whereby a 972,000SF portfolio of thirteen office buildings would be contributed to Wellsford Commercial for $141.9 million, in the event certain lender approvals can be obtained.

In February 1998, Wellsford Commercial acquired a 65,000SF office building in Boston, MA for $5.5 million ("15 Broad Street") and 19 acres of undeveloped land in Somerset, NJ for $2.0 million ("600 Atrium Drive").

The Wellsford Commercial transactions described above were funded primarily by capital contributions from the Company and Whitehall, by $48 million in debt which encumbered certain of the properties contributed by Whitehall (the "Atrium Loan") which was assumed by Wellsford Commercial, and by a term loan agreement (the "WRP Loan") between the Company and Wellsford Commercial.

The Atrium Loan bore interest at LIBOR +3% and was due on May 15, 2000. Wellsford Commercial has an interest rate protection agreement which was related to this loan which caps LIBOR at 7.69% on a notional balance of $64 million until June 15, 2000. The lender on this loan was Goldman Sachs Mortgage Company. This loan was repaid in December 1997. The Company has retained the interest rate protection agreement to hedge other floating rate borrowings.

Pursuant to the WRP Loan, the Company has agreed to loan Wellsford Commercial up to approximately $86.3 million bearing interest at LIBOR plus 3% until November 26, 1997 and at LIBOR plus 4% until maturity in May 1998. As of December 31, 1997, approximately $4.3 million was outstanding under the WRP Loan.

In December 1997, Wellsford Commercial obtained a $375 million loan facility (the "Wellsford Commercial Bank Facility") from BankBoston and Goldman Sachs Mortgage Company, consisting of a secured term loan facility of up to $225 million and a secured revolving credit facility of up to $150 million. The term loan facility bears interest at LIBOR +1.6% and has a term of four years; the revolving credit facility bears interest at LIBOR +2.5% and has a term of three years, which may be renewed by Wellsford Commercial for one additional year. As of December 31, 1997, approximately $146.9 million was outstanding under the Wellsford Commercial Bank Facility ($107.9 million of which was under the term loan), the proceeds of which were used primarily to repay amounts outstanding under the Atrium Loan and the WRP Loan.

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

In connection with the transactions described above, the Company issued warrants (the "Warrants") to Whitehall to purchase 4,132,230 shares of common stock at an exercise price of $12.10 per share. The Warrants are exercisable for five years for either, at the Company's option, shares of the Company's common stock or cash. The exercise price for the Warrants is payable in cash or, after August 28, 1999, either with cash or membership units in Wellsford Commercial.

The Company has agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford Commercial except, in certain circumstances, where Wellsford Commercial has declined the investment opportunity.

Debt and Equity Investments - dba Wellsford Capital Company

The Company makes loans that constitute, or will invest in, real estate-related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities ("CMBS"), secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt securitized by the use of CMBS, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk. At December 31, 1997, the Company had $105.6 million of debt investments which bore interest at an average yield of 4.4% over LIBOR.

277 Park

The Company and BankBoston have provided an $80 million loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 52-story, approximately 1.75 million square foot gross leasable area, class A office building located in New York City in mid-town Manhattan at 277 Park Avenue (the "277 Park Property"). The Company and BankBoston have advanced $25 million and $55 million, respectively, pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345 million first mortgage loan (the "REMIC Loan") on the 277 Park Property, the proceeds for which were obtained by the sale of investment grade rated commercial mortgage pass-through certificates in a real estate mortgage investment conduit. The notes representing the REMIC Loan bear interest at different rates which equate to a weighted average interest rate of approximately 7.67% per annum. The 277 Park Loan bears interest at the rate of approximately 12% per annum for the first nine years of its term and at a floating annual rate during the tenth year equal to LIBOR plus 5.15% or BankBoston base rate plus 5.15%, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The 277 Park Loan is prepayable only in full and then only after the fifth year of the loan and must be repaid if the REMIC Loan is repaid or the 277 Park Property is sold. Any prepayment during the sixth through ninth years of the loan must be accompanied by a yield maintenance payment.

The 277 Park Property is currently 100% leased to 33 tenants, including Donaldson, Lufkin & Jenrette, Inc. which has leased approximately 47% of the gross leasable area pursuant to a lease expiring in 2016.

The Abbey Company

On August 28, 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70 million secured credit facility the ("Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"), an owner and operator of office, industrial, and retail properties in Southern California.

The Abbey Credit Facility will be made available to Abbey until September 2000. Advances under the facility can be made for up to 80% of the value of the borrowing base collateral which will initially consist of 10 properties, all cross-collateralized, totaling approximately 1.1 million SF.

As of December 31, 1997, approximately $57.3 million had been advanced under the Abbey Credit Facility ($28.6 million of which represented the Company's 50% participation). Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the facility.

The Company is entitled to receive interest on its advances under the facility at LIBOR plus 4%.

Cabot Industrial Trust

In December 1997, Wellsford Ventures, Inc. ("Ventures"), a wholly-owned subsidiary of the Company, joined with Fleet Real Estate, Inc. ("FRE"), a subsidiary of Fleet Financial Group, to issue an approximately $32.5 million subordinated credit facility (the "IPH Mezzanine Facility") to Industrial Properties Holding, L.P. ("IPH"). Each of Ventures and FRE were committed to advance up to 50% of the IPH Mezzanine Facility. IPH is a single purpose entity which was formed to acquire six industrial properties which were sold to Cabot Industrial Trust, a real estate investment trust, in February 1998. As of December 31, 1997, approximately $19.6 million had been advanced to IPH, of which Ventures had advanced approximately $9.8 million. The IPH Mezzanine Facility was repaid in February 1998, at which time the Company received a total of $0.8 million in interest and fees. Advances under the IPH Mezzanine Facility bore interest at an annual rate of LIBOR plus 5%.

Woodlands

In December 1997, BankBoston, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369 million (the "Woodlands Loan"). The Woodlands Loan consists of a revolving credit loan in the principal amount of $179 million (the "Revolving Loan"), a secured term loan in the principal amount of $130 million (the "Secured Loan"), and a second secured term loan in the principal amount of $60 million (the "Second Secured Loan"). The Company has advanced $15 million pursuant to the Second Secured Loan. The Second Secured Loan is subordinate to the Revolving Loan and the Secured Loan and bears interest equal to LIBOR plus 4.40%. Interest on the Second Secured Loan is payable monthly to the extent there is available cash after payment of interest on the Revolving Loan and the Secured Loan and provided no event of default has occurred under the Woodlands Loan. The principal amount of the Woodlands Loan and all accrued interest thereon will be payable on July 31, 2000, with two, one-year extension options available.

The Woodlands Property, which is located 27 miles north of Houston's Central Business District, is a master-planned community encompassing more than 25,000 acres of land. The current population of the Woodlands Property is in excess of 50,000 residents, and since opening in 1974, over 16,000 single-family homes have been constructed. When fully developed, the project is expected to have a population exceeding 150,000 and over 37,000 single-family homes. The Woodlands Property is currently home to more than 740 companies who employ over 17,000 people.

Park 80

In December 1997, the Company originated a $5.1 million loan bearing interest at LIBOR plus 3% and maturing in March 1998 (the "Park 80 Loan"). The Park 80 Loan is secured by a mortgage on an 80,000SF mid-rise office building in Saddlebrook, New Jersey.

Value Property Trust

On September 18, 1997, the Company and its subsidiary, Wellsford Capital Corporation, entered into a definitive agreement with Value Property Trust (NYSE: "VLP"), a real estate investment trust, pursuant to which the Company acquired VLP in a merger transaction for cash and stock valued at approximately $169 million.

Pursuant to the terms of the merger agreement, the Company paid to VLP shareholders approximately $130 million in cash and issued an aggregate of approximately 3.35 million shares of its common stock resulting in each VLP shareholder receiving $11.58 in cash and 0.2984 common shares of the Company for each share of VLP. VLP primarily owned 20 properties (with 2.1 million SF) and had approximately $60 million in net cash and a $6.2 million note receivable, which is due in July 1998, on the date of merger. The portfolio is diversified both by property type and geographic location.

The acquisition, which is being accounted for as a purchase, was approved by the VLP shareholders and completed in February 1998.

The Company contracted to sell, for $65 million, 13 of the VLP properties to an affiliate of Whitehall ("Whitehall Property Buyer"). As of February 27, 1997, the Company had sold 12 of these properties for $60 million. The Company intends to retain 7 properties at an average investment of approximately $60/SF.

Clairborne Investors

In January 1998, the Company acquired a 49% interest in Creamer Realty Consultants, a real estate advisory and consulting firm with offices in New York City and Lexington, Kentucky, whose two principals are Frank G. Creamer, Jr. and Michael J. Vitale, and formed Creamer Vitale Wellsford, L.L.C. ("Creamer Vitale Wellsford").

Creamer Realty Consultants and Creamer Vitale Wellsford, together with Prudential Real Estate Investors ("PREI"), a division of Prudential Investment Corporation, have established the Clairborne Investors Mortgage Investment Program to make opportunistic investments and to provide liquidity to participants in large syndicated mortgage loan transactions. The parties have agreed to contribute up to $150 million to fund acquisitions approved by the parties, of which a subsidiary of the Company will fund 10%. Creamer Vitale Wellsford will originate, co-invest, and manage the investments of the program. Investments will be made through individual limited partnerships for each PREI client.

The Company's original investment in Creamer Vitale Wellsford was $1.3 million of cash and 148,000 five-year warrants to purchase the Company's common shares at $15.175 per share, valued at approximately $0.7 million.

Property Development and Land Investments - dba Wellsford Development
Company

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

Palomino Park

From the time of the Spin-off, the Company has owned an approximate 80% interest in Phases I, II and III of, and in options to acquire (at fixed prices) and develop phases IV and V of, a 1,880-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. The Company has a related $14.8 million tax exempt mortgage note payable which requires interest only payments at a variable rate (currently approximately 4%) until it matures in December 2035 (the "Palomino Park Bonds"). The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AAA rated financial institution. The Company and an affiliate of EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon (the latter guarantee being the "EQR Enhancement").

In December 1997, Phase I, known as Blue Ridge, was completed at a cost of approximately $41.5 million. At that time, the Company acquired the remaining interest in Blue Ridge and the related construction loan was repaid with the proceeds of a $34.5 million permanent loan (the "Blue Ridge Loan") secured by a mortgage on Blue Ridge. The Blue Ridge Loan matures in January 2008 and bears interest at a fixed rate of 6.92%. Principal payments are based on a 30-year amortization schedule.

The Company has invested $16.9 million through December 31, 1997 on the following multifamily development project, which is a phase of Palomino
Park:

               Number                                    Estimated
                of                      Estimated      Stabilization
Name           Units     Location       Total Cost         Date
----           -----     --------       ----------     -------------

Red Canyon     304       Denver         $33.6 million  First Qtr. 1999

This project is being developed pursuant to a fixed-price contract. The Company is committed to purchase 100% of this project upon completion and the achievement of certain occupancy levels, which is anticipated to occur at the date disclosed above.

Red Canyon is owned by Red Canyon at Palomino Park LLC ("Phase II LLC"), a limited liability company, the members of which are Wellsford Park Highlands Corp. (99%), a majority owned and controlled subsidiary of the Company, and Al Feld ("Feld") (1%). Feld is a Denver-based developer specializing in the construction of luxury residential properties. Feld has constructed over 3,000 units since 1984.

The construction loan on Red Canyon is for approximately $29.5 million, matures on September 29, 1999 (with a 6-month extension at the option of the Phase II LLC upon fulfillment of certain conditions), and bears interest at LIBOR plus 1.65%. Feld has guaranteed repayment of this loan.

An affiliate of EQR has agreed to purchase the Phase II construction loan when due (the "EQR Take-out Commitment"), assuming completion of construction, if it is not satisfied by the Phase II LLC or by Feld pursuant to his guarantee, for the lesser of the loan balance or the final agreed upon budget.

In May 1997, the Company acquired the land for Phase III for approximately $2.1 million.

Sonterra

From the time of the Spin-off, the Company has held a $17.8 million mortgage due in July 1999 and bearing interest at 9% per annum (the "Sonterra Mortgage") on, and option to purchase, a 344-unit class A residential apartment complex ("Sonterra at Williams Centre") in Tucson, Arizona.

In January 1998, the Company exercised its option and acquired Sonterra at Williams Centre for approximately $20.5 million, including the satisfaction of the Sonterra Mortgage. In February 1998, the Company closed on $16.4 million of mortgage financing on this property, bearing interest at 6.87% and having a term of 10 years.

Future Investments

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


Item 2.        Properties.

Wellsford Commercial owns the following commercial properties:


                                                 Year       December 31,
                               Gross Area    Constructed/      1997
Property      Location       (square feet)   Rehabilitated   Occupancy
--------      --------       -------------   -------------  ------------
Pointview (2  Wayne, NJ         560,000          1976            N/A*
 buildings)
1700 Valley
 Road         Wayne, NJ          70,600          1979            N/A*
1800 Valley
 Road         Wayne, NJ          54,800          1980            100%
Greenbrook    Greenbrook, NJ    201,000          1987             87%
Chatham       Chatham, NJ        63,000        1972/1997          66%
300 Atrium
 Drive        Somerset, NJ      149,360          1983             77%
400 Atrium
 Drive        Somerset, NJ      354,670          1985             98%
500 Atrium
 Drive        Somerset, NJ      167,000          1984             83%
700 Atrium
 Drive        Somerset, NJ      176,300          1985            100%
1275 K Street Washington, DC    270,000          1983             81%
Mtn. Heights (2
 buildings)   Berkeley Hts, NJ  267,300       1968/1986     100% / N/A*
Estee         Parsippany, NJ    167,000       1963/1977          N/A*
                              ---------                     ----------

TOTAL/AVERAGE                 2,501,030                           90%
                              =========                     ==========

*    Building under renovation, not included in average.

All of the properties listed above are encumbered by the Wellsford Commercial Bank Facility as of March 27, 1998.

In addition, the Company directly owned one multifamily apartment property at December 31, 1997. Blue Ridge is a 456 unit property located in Denver, Colorado, built in 1997, which had an occupancy rate of approximately 94% at December 31, 1997 and is encumbered by the $34.5 million Blue Ridge Loan.

For a description of the Company's investments in multifamily communities, see "Item 1 - Business -- Property Development and Land Investments - dba Wellsford Development Company".

Item 3.        Legal Proceedings.

Neither the Company nor Wellsford Commercial are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or Wellsford Commercial other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.


Item 4.        Submission of Matters to a Vote of Security-Holders.

None.


PART II

Item 5.        Market for Registrant's Common Equity and Related
               Shareholder Matters.

(A)  Market Information

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The high and low sales prices for the common shares on the American Stock Exchange and the dividends declared since the Company's inception are as follows:


                              Common Shares

1997                      High      Low      Dividends
----                      ----      ---      ---------

June 2 through June 30   $11.19    $10.50      N/A
3rd Quarter              $16.13    $10.81      N/A
4th Quarter              $17.25    $14.25      N/A


(B)  Holders

The approximate number of holders of record of the common shares and Class A common shares (collectively, "Common Shares" or " Common Stock") were 299 and 1, respectively, as of March 17, 1998. These holders represent the interests of approximately 5500 beneficial shareholders.

Dividends

The Company paid no dividends during 1997. The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate, for reinvestment, cash flow from investments, disposition of investments and other business activities.


Item 6.        Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K.

Prior to the Company's 1997 investments, the Company's operations consisted of earning interest income on the Sonterra Mortgage (originated in July
1996) and the initial phase of construction development activity with respect to Palomino Park.


         Summary
Consolidated Statement of
     Operations Data                    Year Ended  December 31,
--------------------------         -----------------------------------
                                   (in thousands except per share data)
                                         1997             1996
                                         ----             ----

Revenues                             $  9,070           $   757
Expenses                               (3,819)               --
Income from joint venture                  15                --
                                     --------           -------
Income before taxes                  $  5,266           $   757
                                     ========           =======
Net income                           $  3,053           $   757
                                     ========           =======
Net income per
  common share, basic and diluted    $   0.18           $  0.04
                                     ========           =======
Weighted average number of
  common shares outstanding            16,922            16,912
                                     ========           =======

 Summary Consolidated
  Balance Sheet Data                           December 31,
--------------------------         ------------------------------------
                                   (in thousands except per share data)
                                        1997      1996      1995
                                        ----      ----      ----

Real estate                          $ 41,564   $    --    $    --
Notes receivable                      105,632    17,800         --
Investment in joint venture            44,780        --         --
Total assets                          249,974    44,760     18,369
Mortgage notes payable                 49,255    14,755     14,755
Credit facility                         7,500        --         --
Shareholders' equity                  181,158    30,005      3,614

The earnings per share amounts conform with Statement of Financial Accounting Standards No. 128 "Earnings per share". For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-7.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

Results of Operations

Prior to the Company's 1997 investments, the Company's operations consisted of earning interest income on the Sonterra Mortgage (originated in July
1996) and the initial phase of construction development activity with respect to Palomino Park. Therefore, the increases in operating revenues and expenses reflected in the financial statements are the result of the acquisition of primarily all of the Company's operating assets during 1997.

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

The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of December 31, 1997, $
7.5 million was outstanding under the Line of Credit.

With respect to its Palomino Park investment, the Company also has the $14.8 million EQR Enhancement and the $29.5 million EQR Take-out
Commitment.

The Company's long-term debt matures as follows: $0.4 million in 1998, $7.9 million in 1999, $0.4 million in 2000, $0.4 million in 2001, $0.5 million in 2002 and $47.2 million thereafter.

The Line of Credit contains various customary loan covenants and requires the Company to maintain a ratio of total consolidated liabilities to total consolidated assets of not more than 0.6 to 1, to maintain an overall debt service coverage ratio of at least 1.5 to 1 and to meet certain minimum borrowing base and equity level requirements. The facility also limits the amount of undeveloped land the Company may hold.

For a discussion of the Company's development communities and related capital commitments, see "Item 1. Business - Property Development and Land Investments - dba Wellsford Development Company."

On June 2, 1997, the Company completed the Private Placement, which was exempt from the registration requirements of the Securities Act of 1933, as amended, under Regulation D thereof. Pursuant to a registration rights agreement executed by the Company and the purchasers of such shares, the Company has filed a shelf registration statement with the Securities and Exchange Commission with respect to such shares. The proceeds of the Private Placement of approximately $123.6 million have been applied to (a) approximately $53 million to repay the Company's credit facility and other debt on the date of the Private Placement, (b) $5 million to purchase a portion of the 277 Park Loan, (c) approximately $7 million on renovations and tenant fit-out for the WRP Commercial Properties, and (d) the balance towards the investments described in "Item 1-Business" and towards working capital.

Wellsford Commercial expects to meet its liquidity requirements, such as financing renovations to its properties, with operating cash flow from its properties, equity contributions from the owners of Wellsford Commercial, and the Wellsford Commercial Bank Facility.

The net cash flow of the Company provided by operating activities increased from $5.5 million for the year ended December 31, 1996 to $6.0 million for the year ended December 31, 1997 and increased from $4.3 million for the year ended December 31, 1995 to $5.5 million for the year ended December 31, 1996. These increases generally resulted from the acquisition of the Company's investments as described above.

Investing activities of the Company used $156.9 million, $31.2 million and $8.0 million during the years ended December 31, 1997, 1996 and 1995, respectively. Investing activities consist primarily of the acquisition and development of properties and the investments made in certain debt instruments. The Company currently has one multifamily community under development.

Financing activities of the Company provided $180.8 million, $25.6 million and $3.6 million during the years ended December 31, 1997, 1996 and 1995, respectively. The Spin-off, Private Placement, Blue Ridge Loan and Line of Credit served as the primary sources of cash flow from financing activities.

See the accompanying consolidated statements of cash flows included in the consolidated financial statements for a reconciliation of the Company's cash position for the years described therein.

Recurring Capital Expenditures

Regarding the Company's Blue Ridge (456 units) and Sonterra at Williams Centre (344 units, acquired in January 1998) properties, the Company expects to incur approximately $225 per unit in capital expenditures during the year ending December 31, 1998.

Wellsford Commercial

Wellsford Commercial is currently involved in several projects to renovate, expand or reposition certain of its properties. For the year ending December 31, 1998, Wellsford Commercial expects to incur approximately $29.1 million in connection with these projects.

In connection with its fully operating properties, Wellsford Commercial expects to incur approximately $0.7 million of capital expenditures, approximately $4.0 million of tenant improvement expenditures, and approximately $1.8 million of leasing costs during the year ending December 31, 1998.


Inflation

Substantially all of Wellsford Commercial's office leases provide for separate escalations of real estate taxes and operating expenses over a base amount. In addition, many of the office leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measures). The Company believes that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above.

Over 70% of the Company's investments in debt securities, after the January 1998 repayment of the Sonterra Loan, bear interest at floating rates. As such, the Company expects the rates of interest earned to increase in the event of high inflation.

Year 2000

The Company has developed a plan to modify its information technology to recognize the year 2000. The Company currently expects the project to be substantially completed by early 1999 and to cost less than $0.1 million. The Company does not expect this project to have a significant effect on its operations. The timing and cost of this project will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated. The Company also has initiated discussions with its third-party property management companies to ensure that those parties have appropriate plans to remediate Year 2000 issues that may impact the Company's operations. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

Return on Equity Investments

The Company focuses on maximizing its return on the equity it invests through the strategic acquisition and disposition of assets and the optimal use of debt and other financing.

The Company's investment in the IPH Mezzanine Facility yielded an 82.5% annualized pre-tax return on equity during the period it was outstanding; the IPH Mezzanine Facility was repaid in February 1998. In total the Company earned $0.8 million in interest and fees over the 37 days this $9.8 million investment was held.

The Company expects to earn an approximately 26% pre-tax return on equity in 1998 on its approximately $3.3 million equity investment in the approximately $41.5 million Blue Ridge property. The property is encumbered by a $34.5 million mortgage bearing interest at 6.92% and by $3.7 million of the Palomino Park Bonds.

The Company expects to earn an approximately 19.9% pre-tax return on equity in 1998 on its approximately $4.1 million equity investment in the approximately $20.5 million Sonterra property, which was acquired in January 1998. The property is encumbered by a $16.4 million mortgage bearing interest at 6.87%, which the Company closed in February 1998.

Wellsford Commercial expects to earn an approximately 46.1% pre-tax return on equity in 1998 on its approximately $1.0 million equity investment in the approximately $4.0 million 1800 Valley Road property. The property is encumbered by approximately $3.0 million of the Wellsford Commercial Bank Facility.

The Company believes that these returns represent the optimal use of equity in the current real estate merchant banking environment and are indicative of the ability of management to locate, acquire and/or develop opportunistic investments. There can be no assurance, however, that the Company's other investments will achieve similar returns. See "Risks Associated with Forward-Looking Statements."


Risks Associated with Forward-Looking Statements.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
amended.   Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing; difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 8.        Consolidated Financial Statements and Supplementary Data.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 PART III

Item 10.       Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company, their ages and their positions are as follows:

           Name                    Age       Positions and Offices Held


Jeffrey H. Lynford. . . . . . . . .50 . .Chairman of the Board, Secretary
                                         and Director **
Edward Lowenthal. . . . . . . . . .53 . .President, Chief Executive Officer
                                         and Director*
Gregory F. Hughes . . . . . . . . .34 . .Chief Financial Officer
David M. Strong . . . . . . . . . .39 . .Vice President for Development
Douglas Crocker II. . . . . . . . .57 . .Director**
Rodney F. Du Bois . . . . . . . . .62 . .Director*
Mark S. Germain . . . . . . . . . .47 . .Director**
Frank J. Hoenemeyer . . . . . . . .78 . .Director***
Frank J. Sixt . . . . . . . . . . .46 . .Director***
________________________
*    Term expires 1998.
**   Term expires 1999.
***  Term expires 2000.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors", "Executive Officers", and "Key Employees" of the Company's definitive proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.


Item 11.       Executive Compensation.

The information contained in the sections captioned "Executive
Compensation", "Compensation of Directors", "Board Committees", "Employment Agreements", "1997 Management Incentive Plan", and "Rollover Stock Option Plan" of the Company's definitive proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

          The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

          Consolidated Balance Sheets as of December 31, 1997 and 1996.

          Consolidated Statements of Income for the years ended
          December 31, 1997 and 1996.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997 and 1996 and the Period from March 22, 1995 (Inception) to December 31, 1995.

          Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996 and the Period from March 22, 1995 (Inception) to December 31, 1995.

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          III.  Real Estate and Accumulated Depreciation

          IV.   Mortgage Loans on Real Estate

          All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

     (3)  Exhibits

     (a)  Exhibit No.                  Description###

          3.1   Articles of Amendment and Restatement of the Company.****
          3.2 Articles Supplementary Classifying 335,000 Shares of Common Stock as Class A Common Stock.****
          3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock.****
          3.4   Bylaws of the Company.****
          4.1   Specimen certificate for Common Stock.***
          4.2   Specimen certificate for Class A Common Stock.****
          4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock.****
          4.4 Warrant Agreement, dated as of August 28, 1997, between the Company and United States Trust Company of New York, as warrant agent, and Warrant Certificate No. 1 of the Company for 5,000,000 Warrants registered in the name of WHWEL Real Estate Limited Partnership.#
          4.5 Registration Rights Agreement, dated as of February 23, 1998, among the Company and Franklin Mutual Advisors, Inc. and Angelo Gordon & Co., L.P.
          10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon.*
          10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon.****
          10.3 Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., Wellsford Residential Property Trust, Al Feld and The Feld Company, dated May 29, 1997, relating to Red Canyon.****
          10.4 Assignment and Assumption of Tri-Party Agreement by and among Wellsford Residential Property Trust, ERP Operating Limited Partnership, Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., The Feld Company, Al Feld and Nationsbank of Texas, N.A. dated May 30, 1997, relating to Red Canyon.****
          10.5 Agreement and Acknowledgement Regarding Tri-Party Agreement by and among Nationsbank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp. and ERP Operating Limited Partnership dated May 30, 1997, relating to Red Canyon.****
          10.6 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park.*
          10.7 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000.**
          10.8 Letter of Credit Reimbursement Agreement, dated as of December 1, 1995, between PPPIC, Wellsford Residential Property Trust and Dresdner Bank AG, New York Branch.**
          10.9 First Amendment to Letter of Credit Reimbursement Agreement, dated as of May 30, 1997, between PPPIC, Wellsford Residential Property Trust, Dresdner Bank AG, New York Branch and the Company.****
          10.10 Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****
          10.11 Assignment and Assumption Agreement by and between Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****
          10.12 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
          10.13 Reimbursement and Indemnification Agreement by and among the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
          10.14 Guaranty by ERP Operating Limited Partnership for the benefit of Dresdner Bank AG, New York Branch, dated as of May 30, 1997, relating to Palomino Park.****
          10.15 Amended and Restated Promissory Note of the Company to the order of Dresdner Bank AG, New York Branch, dated May 30, 1997, relating to Palomino Park.****
          10.16 Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****
          10.17 Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****
          10.18 Credit Agreement, dated as of April 25, 1997, between Park Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, Other Banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
          10.19 Assignment of Member's Interest, dated as of April 25, 1997, by PAFC Management, Inc. and Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company, LLC).**
          10.20 Assignment of Member's Interest, dated as of April 25, 1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue,
                LLC).**
          10.21 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation).**
          10.22 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.).**
          10.23 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.).**
          10.24 Conditional Guaranty of Payment and Performance, dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue.**
          10.25 Cash Collateral Account Security, Pledge and Assignment Agreement, dated as of April 25, 1997, between 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue.**
          10.26 Recognition Agreement, dated as of April 25, 1997, between The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue.**
          10.27 Intercreditor Agreement, dated as of April 25, 1997, between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
          10.28 Assignment and Acceptance Agreement, dated June 19, 1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue.****
          10.29 Revolving Credit Agreement by and among the Company, BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997.****
          10.30 Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent.****
          10.31 Assignment of Common Stock Agreements, dated as of May 30, 1997, between the Company and BankBoston, as agent.****
          10.32 Collateral Assignment of Documents, Rights and Claims (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent.****
          10.33 Limited Liability Company Operating Agreement of Wellsford/Whitehall Properties, L.L.C., dated as of
                August 28, 1997.#
          10.34 Amendment No. 1 to the Limited Liability Company Operating Agreement of Wellsford/Whitehall Properties, L.L.C., dated as of December 31, 1997.
          10.35 Term Loan Agreement between the Company and Wellsford/Whitehall Properties, L.L.C. dated as of August 28, 1997.#
          10.36 $61,699,440 Term Note A, dated August 28, 1997, payable to the order of the Company by Wellsford/Whitehall Properties, L.L.C.#
          10.37 $17,093,750 Term Note B, dated September 25, 1997, payable to the order of the Company by Wellsford/Whitehall Properties, L.L.C.*****
          10.38 Letter Agreement, dated as of August 28, 1997, between the Company and WHWEL Real Estate Limited Partnership, relating to warrants to be issued to WHWEL Real Estate Limited Partnership.#
          10.39 Revolving Credit Agreement, dated as of December 15, 1997, among Wellsford/Whitehall Properties, L.L.C., as Borrower, and BankBoston, N.A., Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, N.A. as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.
          10.40 Term Loan Agreement, dated as of December 15, 1997, among WEL/WH 1275 K Street L.L.C., as Borrower, and BankBoston, N.A., Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, N.A., as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.
          10.41 Indemnity and Guaranty Agreement (Revolver), dated as of December 15, 1997, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, N.A.
          10.42 Indemnity Agreement Regarding Hazardous Materials (Revolver), dated as of December 15, 1997, by Wellsford/Whitehall Properties, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston, N.A.
          10.43 Revolving Credit Agreement for $70 million, dated as of August 28, 1997, between AP-Anaheim LLC, AP-Arlington LLC, AP-Atlantic LLC, AP-Cityview LLC, AP-Farrell Ramon LLC, AP-Palmdale LLC, AP-Redlands LLC, AP-Victoria LLC, AP-Victorville LLC, and AP-Sierra LLC, each a California limited liability company (collectively, the "Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.#
          10.44 Loan Participation Agreement, dated as of August 28, 1997, between Morgan Guaranty Trust Company of New York and the Company.#
          10.45 $70 million promissory note, dated August 28, 1997, payable to the order of Morgan Guaranty Trust Company of New York by the Abbey Affiliates.#
          10.46 Purchase and Sale Agreement, dated as of September 18, 1997, among the Company, Wellsford Capital Corporation and Whitehall Street Real Estate Limited Partnership VII.##
          10.47 First Amended and Restated Master Credit Agreement, dated December 30, 1997, effective as of July 31, 1997, among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., and BankBoston, N.A., Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Other Banks, and BankBoston, N.A., as Managing Agent and Syndication Agent.
          10.48 Intercreditor Agreement, dated December 30, 1997, effective as of July 31, 1997, by and between BankBoston, N.A., Morgan Stanley Senior Funding, Inc. and the Other Lenders, relating to Woodlands.
          10.49 $4,186,991.87 Commercial Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Commercial Properties Company,
                L.P. and The Woodlands Land Development Company, L.P.
          10.50 $10,813,008.13 Land Company Second Secured Term Loan Note,
                dated December 30, 1997, payable to the order of the
                Company by The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P.
          10.51 Program Agreement for Clairborne Investors Mortgage Program between Creamer Realty Consultants and The Prudential Investment Corporation, dated as of December 10, 1997.
          10.52 Amended and Restated General Partnership Agreement of Creamer Realty Consultants, dated as of January 1, 1998, by and between Wellsford CRC Holding Corp. and FGC Realty Consultants, Inc.
          10.53 Limited Liability Company Agreement of Creamer Vitale Wellsford, L.L.C., dated as of January 20, 1998, by and between Wellsford CRC Holding Corp. and SX Advisors, LLC.
          10.54 Loan Agreement, dated as of February 27, 1998 between Wellsford Sonterra LLC, as Borrower, and Nationsbank, N.A., as Lender.
          10.55 $16,400,000 Promissory Note, dated Februry 27, 1998 payable to the order of Nationsbank, N.A. by Wellsford Sonterra, L.L.C.
          10.56 Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated February 27, 1998 by Wellsford Sonterra LLC in favor of Nationsbank, N.A.
          10.57 $34,500,000 Multifamily Note, dated December 24, 1997 payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands LLC.
          10.58 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands LLC in favor of GMAC Commerical Mortgage Corporation.
          10.59 1997 Management Incentive Plan of the Company.**
          10.60 Rollover Stock Option Plan of the Company.**
          10.61 Employment Agreement between the Company and Jeffrey H. Lynford.****
          10.62 Employment Agreement between the Company and Edward
                Lowenthal.****
          10.63 Employment Agreement between the Company and Gregory F. Hughes.****
          10.64 Employment Agreement between the Company and David M.
                Strong.****
          21.1  Subsidiaries of the Registrant.
          27.1  Financial Data Schedule.
          99.1 "Risk Factors" section of Amendment No. 2 to the Company's Registration Statement on Form S-11 (file no. 333-32445), as may be amended.#####
______________________________
* Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
**** Previously filed an exhibit to the Form S-11 filed on July 30, 1997. ***** Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997.
# Previously filed as an exhibit to the Form 8-K filed on September 11, 1997.
## Previously filed as an exhibit to the Form 8-K filed on September 23, 1997.
### Wellsford acquired its interest in a number of these documents by assignment.
#### Previously filed as an exhibit to the Registration Statement on Form S-4 filed on December 15, 1997.
##### Previously filed as part of Amendment No. 2 to the Registration
      Statement on Form S-11 filed on December 3, 1997.


      (b) During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

      Form 8-K dated September 11, 1997, and 8-K/A Amendments No. 1 and No. 2 thereto dated November 11, 1997, regarding the Company's joint venture with Whitehall, the origination of the Abbey Credit Facility, and the proposed merger with Value Property Trust.

      Form 8-K dated September 23, 1997, regarding the execution of an Agreement and Plan of Merger by the Company, Wellsford Capital Corporation and Value Property Trust.

      Form 8-K dated December 31, 1997, regarding the Company's subsidiary's acquisition of the Mountain Heights property.

      Form 8-K dated December 31, 1997, regarding the Company's acquisition of the Sonterra at Williams Centre property.


      (c) The following exhibits are filed as exhibits to this Form 10-K:
          See Item 14 (a) (3) above.


      (d) The following documents are filed as a part of this report:

          None.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      WELLSFORD REAL PROPERTIES, INC.


                         By:   /s/ Jeffrey H. Lynford
                              --------------------------
                              (Jeffrey H. Lynford)
                              Chairman of the Board, Secretary and Director

Dated: March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/   Jeffrey H. Lynford      Chairman of the Board          March 27, 1998
---------------------------   and Director
      (Jeffrey H. Lynford)

/s/   Edward Lowenthal        President, Chief Executive     March 27, 1998
---------------------------   Officer and Director
      (Edward Lowenthal)      (Principal Executive Officer)

/s/   Gregory F. Hughes       Chief Financial Officer        March 27, 1998
---------------------------   (Principal Financial
      (Gregory F. Hughes)     and Accounting Officer)

/s/   Rodney F. Du Bois       Director                       March 27, 1998
---------------------------
      (Rodney F. Du Bois)

/s/   Mark S. Germain         Director                       March 27, 1998
---------------------------
      (Mark S. Germain)

/s/   Frank J. Hoenemeyer     Director                       March 27, 1998
---------------------------
      (Frank J. Hoenemeyer)

/s/   Frank J. Sixt           Director                       March 27, 1998
---------------------------
      (Frank J. Sixt)

/s/    Douglas Crocker II     Director                       March 27, 1998
---------------------------
      (Douglas Crocker II)

             WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page No. in
                                                                 Form 10-K
                                                                -----------

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996. . . . . F-3

Consolidated Statements of Income for the Years Ended
December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 1997 and 1996 and the Period
from March 22, 1995 (Inception) to December 31, 1995. . . . . . . . . F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996 and the Period from March 22, 1995
(Inception) to December 31, 1995. . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . F-7

FINANCIAL STATEMENT SCHEDULES

III - Real Estate and Accumulated Depreciation. . . . . . . . . . . . S-1

IV - Mortgage Loans on Real Estate. . . . . . . . . . . . . . . . . . S-2

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.


                      REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Wellsford Real Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997, and the consolidated statements of shareholders' equity and cash flows for the period from March 22, 1995 (the date the assets were acquired and liabilities incurred) to December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, no operating revenues or expenses were incurred in the period from March 22, 1995 through December 31, 1995. Accordingly, the statement of income for the period ended December 31, 1995 has been omitted.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for the each of the two years in the period ended December 31, 1997, and their cash flows for the period from March 22, 1995 to December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP

New York, New York
February 23, 1998
except for the tenth through thirteenth
paragraphs of Note 12, as to which the date is March 11, 1998

              WELSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


ASSETS

                                                   December 31,
                                          ----------------------------
                                               1997            1996
                                          ------------     -----------
Real estate assets,
at cost - Note 10
  Land                                    $  5,225,000     $         -
  Buildings and improvements                36,338,624               -
                                          ------------     -----------
                                            41,563,624               -
  Less accumulated depreciation                      -               -
                                          ------------     -----------
                                            41,563,624               -
  Construction in progress                  17,177,824      21,306,000
                                          ------------     -----------
                                            58,741,448      21,306,000
Notes receivable - Notes 4,5 and 10        105,631,611      17,800,000
Investment in joint venture - Note 10       44,779,563               -
                                          ------------     -----------
Total real estate assets                   209,152,622      39,106,000


Cash and cash equivalents                   29,895,212               -
Restricted cash - Note 3                     7,695,910       5,520,000
Prepaid and other assets                     3,229,956         134,000
                                          ------------     -----------

Total Assets                              $249,973,700     $44,760,000
                                          ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Mortgage notes payable - Note 5         $ 49,255,000     $14,755,000
  Credit facility - Note 5                   7,500,000               -
  Accrued expenses and other liabilities     9,763,109               -
                                          ------------     -----------

Total Liabilities:                          66,518,109      14,755,000
                                          ------------     -----------

  Commitments and contingencies -
  Notes 4, 5, 6, 7, 8, 9, 10 and 12                  -               -

Minority Interest - Note 10                  2,297,295               -

Shareholders' Equity:
    Series A 8% Convertible Redeemable
    Preferred Stock, $.01 par value per
    share, 2,000,000 authorized, no
    shares issued and outstanding
    at December 31, 1997                             -               -

    Common Stock
      197,650,000 shares authorized-
      16,656,707 shares, $.01 par value
      per share, issued and outstanding
      at December 31, 1997                     166,567               -
    Class A Common Stock, 350,000 shares
      authorized - 339,806 shares, $.01
      per share, issued and outstanding
      at December 31, 1997                       3,398               -
    Paid in capital in excess of
      par value in 1997                    179,721,827      29,248,000
    Retained earnings                        1,941,518         757,000
    Deferred compensation - Note 7            (675,014)              -
                                          ------------     -----------
Total Shareholders' Equity -
  Notes 1 and 7                            181,158,296      30,005,000
                                          ------------     -----------

Total Liabilities and
  Shareholders' Equity                    $249,973,700     $44,760,000
                                          ============     ===========


             WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                          For the Years Ended December 31,
                                          -------------------------------
                                               1997              1996
                                          ---------------   -------------
REVENUE
  Rental income                           $    1,291,354    $           -
  Interest income                              7,779,021          757,000
                                          ---------------   -------------
    Total Revenue                              9,070,375          757,000
                                          ---------------   -------------

EXPENSES
  Property operating and maintenance             241,257                -
  Real estate taxes                              105,692                -
  Depreciation and amortization                  294,563                -
  Property management                             18,356                -
  Interest                                             -                -
  General and administrative                   3,159,558                -
                                          ---------------   --------------
    Total Expenses                             3,819,426                -

Income from joint venture                         15,135                -
                                          ---------------   --------------

Income before taxes                            5,266,084          757,000

Income tax expense - Note 2                    2,213,007                -
                                          ---------------   --------------

Net income                                 $   3,053,077    $     757,000
                                          ===============   ==============

Net income per common share,
  basic and diluted - Note 2              $         0.18    $        0.04
                                          ===============   ==============

Weighted average number of common
  shares outstanding - Note 2                 16,922,135       16,911,849
                                          ===============   ==============

                          WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                   THE PERIOD FROM MARCH 22, 1995 (INCEPTION) TO DECEMBER 31, 1995

                          Common Shares*                                                    Total
                        ------------------    Paid-in       Retained      Deferred     Shareholders'
                        Shares     Amount     Capital       Earnings    Compensation        Equity
                        --------  --------  -------------  ------------  -------------  ------------
March 22, 1995
 (Inception)                   -  $      -   $          -   $         -   $          -   $       -
Equity contributions           -         -      3,614,000             -              -     3,614,000
                        --------- ---------  -------------  ------------  ------------- ------------

December 31, 1995              -         -      3,614,000             -              -     3,614,000
Equity contributions           -         -     25,634,000             -              -    25,634,000
Net income                     -         -              -       757,000              -       757,000
                        --------- ---------  -------------  ------------  -------------  -----------
December 31, 1996              -         -     29,248,000       757,000              -    30,005,000
Equity contributions
  prior to Spin-off-
  Note 1                       -         -     19,310,633             -             -     19,310,633
Net income prior to
  Spin-off - Note 1            -         -              -     1,111,559             -      1,111,559
Spin-off - Note 1      4,887,577     48,875     1,819,684    (1,868,559)            -              -
Private offering of
  common shares (net
  of issuance costs)
  - Note 7            12,000,000    120,000   121,574,562             -             -    121,694,562
Issuance of Warrants
  - Note 7                     -         -      6,198,345             -             -      6,198,345
Director and officer
  share grants           108,936      1,090     1,570,603             -      (675,014)       896,679
Net income subsequent
  to Spin-off                  -         -              -     1,941,518             -      1,941,518
                      -----------  ---------  -------------  ------------  -----------  ------------
December 31, 1997     16,996,513   $169,965  $179,721,827    $1,941,518     $(675,014)  $181,158,296
                      ===========  =========  =============  ============  ===========  ============

*Includes 339,806 Class A Common Shares.

                          WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Period from
                                                                                March 22, 1995
                                        For the years Ended December 31,        to December 31,
                                        -------------------------------------------------------------
                                              1997              1996                 1995
                                        ---------------    --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $   3,053,077      $      757,000       $           -
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Income from joint venture               (15,135)                  -                   -
      Share grants                            896,679                   -                   -
      Depreciation and amortization           294,563                   -                   -
  Decrease (increase) in assets
    Restricted cash accounts               (2,175,910)          4,894,000           4,341,000
    Prepaid and other assets               (3,164,296)           (134,000)                  -

 (Decrease) increase in liabilities
  Accrued expenses and
     other liabilities                      7,116,138                   -                   -
                                        -------------         -----------       -------------
  Net cash provided by operating
    activities                              6,005,116           5,517,000           4,341,000
                                        -------------        ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investments in real estate assets       (85,551,813)        (13,351,000)         (7,955,000)
  Investments in joint ventures           (13,955,069)                  -                   -
  Investments in notes receivable        (162,845,982)        (17,800,000)                  -
  Repayments of notes receivable          105,440,515                   -                   -
                                        -------------      -------------------------------------
    Net cash (used in)
     investing activities                (156,912,349)        (31,151,000)         (7,955,000)
                                        -------------      -------------------------------------


CASH FLOWS FROM FINANCING
   ACTIVITIES:

  Funding of restricted cash accounts               -                   -         (14,755,000)
  Proceeds from mortgage notes payable     34,500,000                   -          14,755,000
  Proceeds from credit facilities          64,400,000                   -                   -
  Repayment of credit facilities          (56,900,000)                  -                   -
  Proceeds from bridge loan                 6,000,000                   -                   -
  Repayment of bridge loan                 (6,000,000)                  -                   -
  Equity contributions prior to
     Spin-off                              17,060,633          25,634,000           3,614,000
  Equity contributions from
   minority interest                           47,250                   -                   -
  Proceeds from common shares             121,694,562                   -                   -
                                        --------------     ---------------------------------------
   Net cash provided by financing
     activities                           180,802,445          25,634,000           3,614,000
                                        --------------     --------------------------------------
  Net increase (decrease) in cash
    and cash equivalents                   29,895,212                   -                   -
  Cash and cash equivalents,
    beginning of year                               -                   -                   -
                                        --------------     ---------------------------------------
  Cash and cash equivalents,
    end of year                         $  29,895,212      $            -       $           -
                                        ==============     =======================================

SUPPLEMENTAL INFORMATION:
   Cash paid during the year
     for interest                       $   1,506,508      $      663,000       $     335,000

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  Properties contributed to
    joint venture                       $ (54,332,555)     $            -       $           -
  Debt contributed to joint venture     $  30,426,144      $            -       $           -
  Warrants issued in connection with
    joint venture                       $  (6,198,345)     $            -       $           -
  Other assets contributed to
    joint venture                       $    (763,045)     $            -       $           -


             WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

     Wellsford Real Properties, Inc. (and subsidiaries, collectively the "Company") was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. (and affiliates) which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). The common shareholders of the Trust received 0.25 common share of the Company for each common share of the Trust owned. Upon consummation of the Spin-off and Merger, the Company had issued and outstanding approximately 4,547,771 shares of common stock and 339,806 shares of Class A common stock that was issued to an affiliate of EQR. On June 2, 1997, the Company sold 12,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $10.30 per share, the Company's then book value per share (Note 7).

     The Company is a real estate merchant banking firm which acquires, develops and operates real properties and invests in the debt and equity securities of private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property investments which is held in its 99.9% subsidiary, Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity investments and an SBU for property development and land investments.

     See Note 10 for additional information regarding the Company's industry segments.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation and Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method. All significant inter-company accounts and transactions among Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

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

     For the purpose of the Company, the assets were acquired and liabilities incurred beginning on March 22, 1995. During the period from March 22, 1995 through December 31, 1995 the Company was principally involved in the initial phase of construction development activities with no operating revenues or expenses incurred.
     Accordingly, the income statement for the period ended December 31, 1995 has been omitted.

     Income Recognition. Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases. Residential communities are leased under operating leases with terms of generally one year or less. Rental revenue is recognized monthly as it is earned.

     Cash and Cash Equivalents. The Company considers all demand and money market accounts and short term investments in government funds with an original maturity of three months or less to be cash and cash equivalents.

     Real Estate and Depreciation. Costs directly related to the acquisition and improvement of real estate are capitalized, including all improvements identified during the underwriting of a property acquisition. Ordinary repairs and maintenance are expensed as incurred.

     Tenant improvements and leasing commissions related to commercial properties are capitalized and depreciated over the terms of the related leases.

     Depreciation is computed over the expected useful lives of depreciable property on a straight line basis, principally 27.5 years for residential buildings and improvements, 40 years for commercial properties and 5 to 12 years for furnishings and equipment.
     Depreciation expense was $0.3 million in 1997 and included $0.1 million of amortization of certain assets capitalized to the Company's Investment in Joint Venture.

     Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 has not had an impact on the Company's consolidated financial statements.

     Mortgage Note Receivable Impairment. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral. No impairment has been recorded through December 31, 1997.

     Share Based Compensation. SFAS 123 "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for share based compensation plans, including share options. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. However, registrants may elect to continue accounting for share option plans under Accounting Principles Board Opinion ("APB") 25, but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted (see
     Note 8). Because the Company has elected to continue to account for its share based compensation plans under APB 25, there has been no impact on the Company's consolidated financial statements resulting from SFAS 123.

     Segment Reporting. Effective January 1, 1997, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded SFAS 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 10.

     Income Taxes. The Company accounts for income taxes under SFAS 109 "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The components of the income tax provision (benefit) are as follows:

                                                Year Ended
                                             December 31, 1997
                                             -----------------

          Current federal tax                $  1,776,595
          Current state tax                       456,838
          Deferred federal tax                   (16,239)
          Deferred state tax                      (4,187)
                                             -----------
                                             $  2,213,007
                                             ============


     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                Year Ended
                                             December 31, 1997
                                             -----------------

                                             Amount    Percent
                                             -------   -------
          Tax at U.S. statutory rate    $  1,454,084    35.00%
          State taxes, net of
           federal benefit                   374,711     9.02%
          Non-deductible items                 2,722     0.07%
          Change in valuation
           allowance                         381,490     9.18%
                                        ------------   -------
                                        $  2,213,007    53.27%
                                        ============   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:


                                                Year Ended
                                             December 31, 1997
                                             -----------------

          Deferred tax assets:
          --------------------
          Deferred compensation plan         $    3,021,641
          Other                                      32,908
                                             --------------
          Subtotal deferred tax assets            3,054,549
          Less:  valuation allowance             (2,361,603)
                                             --------------
          Total deferred tax assets                 692,946

          Deferred tax liabilities:
          -------------------------
          Built in gain on stock in deferred
              compensation plan                    (660,037)
          Other                                     (12,483)
                                             ---------------
          Total deferred tax liabilities           (672,520)

          Net deferred tax asset             $       20,426
                                             ==============

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,361,603 valuation allowance at December 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

     Per Share Data. In 1997, SFAS 128 "Earnings per Share" was issued. SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS 128 requirements.

     Earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including Class A common shares.

     Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options (169,264) and warrants (256,899), under the treasury stock method.

     The Company was a corporate subsidiary of the Trust prior to the Spin-off. Earnings per share was calculated using the weighted average number of shares outstanding assuming that the Spin-off and Private Placement (Note 7) occurred on January 1, 1996.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  Restricted Cash

     Restricted cash primarily consists of retirement plan deposits and debt service and construction reserve balances. At December 31, 1997 and 1996, retirement plan deposits amounted to $6,017,784 and $0, respectively, and reserve balances amounted to $1,678,125 and $5,520,000 respectively. Retirement plan deposits are made solely by, and at the discretion of, the Company's officers who participate in the plan.

(4)  Notes Receivable

     At December 31, 1997 and 1996, notes receivable consisted of the following:


                                  Stated   Maturity
Note                       Interest Rate   Date      Payment Terms       Balance December 31,
                           -------------   --------  -------------    --------------------------
                                                                         1997          1996
                                                                         ----          ----
277 Park Loan                       12%    5/2007    Interest Only     $ 25,000,000   $    --
Abbey Credit Facility         LIBOR +4%    9/2000    Interest Only       28,626,650        --
IPH Mezzanine Facility        LIBOR +5%    6/1998*   Interest Only        9,821,036        --
Woodlands Loan              LIBOR +4.4%    7/2000    Interest Only       15,000,000        --
Park 80 Loan                  LIBOR +3%    3/1998    Interest Only        5,100,000        --
WEL/WH Bridge Loan            LIBOR +4%    2/1998    Interest Only        4,283,925        --
Sonterra Loan**                      9%    7/1999**  Interest Only       17,800,000    17,800,000
                                                                       ------------    ----------
                                                                       $105,631,611   $17,800,000
                                                                        ===========   ===========

     * Repaid in February 1998.
     **Effectively repaid in January 1998 as part of the Sonterra acquisition. See Note 12.

     For additional information on the Company's notes receivable, see
     Note 10.

(5)  Debt

     At December 31, 1997 and 1996, the Company's debt consisted of the following:


                       Maturity     Standard               Balance
  Debt                  Date       Interest Rate     ---------------------
---------              --------    -------------     12/31/97     12/31/96
                                                     --------     --------
                                                      (000s)       (000s)

Line of Credit         5/1999      LIBOR +1.75%     $  7,500     $    --
Palomino Park (A)      12/2035     Variable (B)       14,755      14,755
Blue Ridge Mortgage    1/2008      6.92% (C)          34,500          --
                                                    --------     -------
                                                    $ 56,755     $14,755
                                                    ========     =======
_____________________
(A)  Mortgage secures tax exempt bonds.
(B) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (currently approximately 4%).
(C)  Principal payments are made based on a 30-year amortization schedule.


     In December 1995, the Trust marketed and sold $14.8 million of tax-exempt bonds to fund construction at Palomino Park. At December 31, 1997, $1.7 million of the bond proceeds were being held in escrow pending their use for the funding of development. The bonds are secured by a letter of credit from Dresdner Bank, AG, NY Branch ("Dresdner"). An affiliate of EQR has made its own credit available to Dresdner in the form of a guaranty.

     The Blue Ridge Mortgage is secured by the Blue Ridge property (Note
     10).

     In May 1997, the Company obtained a $50 million two-year line of credit (extendable for one year) from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "Line of Credit"). The Line of Credit is secured by the EQR Preferred Commitment (Note 7) and the 277 Park Loan. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Line of Credit until maturity.

     The Line of Credit contains various customary loan covenants and requires the Company to maintain a ratio of total consolidated liabilities to total consolidated assets of not more than 0.6 to 1, to maintain an overall debt service coverage ratio of at least 1.5 to 1 and to meet certain minimum borrowing base and equity level
     requirements.   The Line of Credit also limits the amount of
     undeveloped land the Company may hold.

     The Company's long-term debt matures as follows: $0.4 million in 1998, $7.9 million in 1999, $0.4 million in 2000, $0.4 million in 2001, $0.5 million in 2002 and $47.2 million thereafter. The $7.5 million balance of the Line of Credit was repaid in January 1998.

     The Company capitalizes interest related to buildings under construction and renovation to the extent such assets qualify for capitalization. Total interest capitalized during the years ended December 31, 1997, 1996 and 1995 was $1.7 million, $0.7 million, and $0.3 million, respectively.

     The fair market value of the fixed rate mortgage notes, estimated by discounting cash flows and adjusting the results for subjective factors including loan to value ratios, approximates the carrying amount of the mortgage notes. The fair market value of the variable rate credit facility is considered to be the carrying amount.

(6)  Transactions With Affiliates

     In February 1997, the contracts to purchase the WRP Commercial Properties (Note 10) were transferred to the Company by an entity ("Commercial Partnership") of which Messrs. Lynford and Lowenthal and the wife of Mark Germain (a director of the Company) are owners, for 218,447 shares of common stock having an aggregate value of approximately $2.25 million and the Company's agreement to repay a $1.0 million advance used for the down payment on one of the WRP Commercial Properties. Upon liquidation of Commercial Partnership, Mr. Lynford, Mr. Lowenthal and the wife of Mark Germain each received approximately 16.4%, 16.4% and 13.8%, respectively, of the shares of common stock issued to Commercial Partnership. The aggregate purchase price for these commercial properties paid by the Company was approximately $47.6 million, including the approximately $2.25 million referred to above.

     On May 30, 1997, the Company made short-term loans to Messrs. Lynford and Lowenthal in the amounts of $590,000 and $119,000, respectively. The proceeds of these loans, which were repaid on July 1, 1997, were used to satisfy certain withholding tax obligations.

     The Company received approximately $2.1 million in interest income and $0.1 million in management fees ($0.3 million annually) during 1997 from Wellsford Commercial (Note 10).

(7)  Shareholders' Equity

     On June 2, 1997, the Company completed the Private Placement. The Company has filed a shelf registration statement with the Securities and Exchange Commission with respect to such shares. The proceeds of the Private Placement of approximately $123.6 million have been applied to (a) approximately $53 million to repay the Company's Line of Credit and other debt on the date of the Private Placement, (b) $5 million to purchase a portion of the 277 Park Loan, and (c) the balance towards the investments described in Note 10 and working capital.

     The Line of Credit (Note 5) is secured by an affiliate of EQR's commitment, until May 30, 2000, to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment"). If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time.

     Three of the Company's executive officers each received a grant of 14,286 restricted common shares, of which an aggregate of 28,572 shares were issued to the Company's noqualified deferred compensation plan. Twenty percent (20%) of each executive officer's restricted common shares vest on each anniversary date of the grant (December 5, 1997) over a 5-year period provided that the executive officer is still employed by the Company (otherwise, any unvested restricted common shares will be redeemed by the Company at $.01 per share). Based upon the market price on the date of grant of $15.75 per common share, the restricted common shares granted to each of the executive officers had a market value of $225,000. The total deferred compensation is included in "Deferred Compensation" and "General and Administrative Expense" on the Company's consolidated financial statements.

     Two of the Company's executive officers each received a grant of 19,048 common shares, which were issued to the Company's nonqualified deferred compensation plan. Based upon the market price on the date of grant of $15.75 per common share, the common shares granted to each of the executive officers had a market value of approximately $300,000.

     The Company has Warrants outstanding to issue 4,132,230 shares of common stock (see Note 10).

     The Company did not distribute any dividends during 1997.

(8)  Share Option Plan

     The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company's directors, officers and employees. The Company has established share option and management incentive plans (the "Incentive Plans") which reserved 3,076,235 common shares for issuance under the Incentive Plans. Options granted under the Incentive Plans expire ten years from the date of grant and generally contain the right to receive reload options under certain conditions. At December 31, 1997, 115,545 of the Company's outstanding options are exercisable. Options outstanding for the period ended December 31, 1997, which have a weighted average vesting period of approximately 3.7 years, are as follows:

     Issued in 1997 as replacement options for Trust options
       (exercise prices between $6.67 and $10.30 per share,
        weighted average fair value of $5.19 per share)          1,326,235
     Issued in 1997 (exercise prices between $10.30 and $15.81
       per share, weighted average fair value of
       $7.31 per share)                                          1,622,375
     Exercised in 1997                                               --
     Forfeited in 1997                                              (1,000)
     Expired in 1997                                                 --
                                                                 ---------
     December 31, 1997 (weighted average exercise
       price of $12.20)                                          2,947,610
                                                                 =========
     Pursuant to SFAS 123, described in Note 2, the pro forma 1997 net income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied would be $2.5 million or $0.14 per common share, basic and diluted. The fair values of the options used in calculating these amounts were calculated using the Black-Scholes option pricing model and the following assumptions: (i) a risk-free interest rate of between 5.84% and 6.27%, depending on the data available on the date of grant,
     (ii) an expected life of 10 years, and (iii) an expected volatility between 20% and 29%, depending on the data available on the date of grant. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

(9)  Commitments and Contingencies
     The Company has entered into employment agreements with four of its officers. Such agreements are for terms which expire between 1999 and 2002, and provide for aggregate annual fixed payments of approximately $1.0 million, $1.0 million and $0.6 million in 1997, 1998 and 1999 through 2002, respectively.

     As a commercial real estate owner, the Company is subject to potential environmental costs. At this point in time, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's financial position or future results of operations.

     In 1997 the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after one year of service. Employer
     contributions  are  made  based   on  a  discretionary  amount
     determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During 1997, the Company made contributions of approximately $4,000.

(10) Segment Information



                                 Wellsford/       |  Commercial     Debt and       Land and
                                 Whitehall        |   Property       Equity       Development
                             Properties, L.L.C.*  |  Investments   Investments    Investments       Other         Consolidated
                             -------------------  |  -----------   -----------    -----------       -----         ------------
December 31, 1997 (000s)                          |
-----------------------                           |
                                                  |
Real estate, net                 $  218,846       |   $       -      $      -       $  58,741      $      -          $  58,741
Notes receivable                          -       |           -        87,832          17,800             -            105,632
Investment in joint venture               -       |      44,780             -               -             -             44,780
Cash and cash equivalents             2,878       |           -             -               -       29,896              29,896
Other assets                          7,311       |           -         1,313           3,040         6,572             10,925
                                 ----------       |   ---------      --------       ---------      --------          ---------
Total assets                     $  229,035       |   $  44,780      $ 89,145       $  79,581      $ 36,468          $ 249,974
                                 ==========       |   =========      ========       =========      ========          =========
Mortgage notes payable           $    4,284       |   $       -      $      -       $  49,255      $      -           $ 49,255
Credit facilities                   146,909       |           -             -           7,500             -              7,500
Accrued expenses and                              |
    other liabilities                 3,717       |           -             -           1,838         7,925              9,763
Minority interest                         -       |           -             -           2,297             -              2,297
Equity                               74,125       |      44,780        89,145          18,691        28,543            181,159
                                 ----------       |   ---------      --------       ---------      --------          ---------
Total liabilities and equity     $  229,035       |   $  44,780      $ 89,145       $  79,581      $ 36,468          $ 249,974
                                 ==========       |   =========      ========       =========      ========          =========

Year Ended December 31, 1997 (000s)
----------------------------------
Rental income                    $    8,504       |   $   1,291      $      -       $       -      $      -            $ 1,291
Interest income                          24       |           -         5,002           1,602         1,175              7,779
                                 ----------       |   ---------      --------       ---------      --------          ---------
Total income                          8,528       |       1,291         5,002           1,602         1,175              9,070
                                 ----------       |   ---------      --------       ---------      --------          ---------
                                                  |
Operating expenses                    3,494       |         365             -               -             -                365
Depreciation and amortization         1,220       |         188             -               -           106                294
Interest                              2,949       |           -             -               -             -                  -
General and administrative              835       |           -             -               -         3,160              3,160
                                 ----------       |   ---------      --------       ---------      --------          ---------
Total expenses                        8,498       |         553             -               -         3,266              3,819
                                 ----------       |   ---------      --------       ---------      --------          ---------
                                                  |
Income from joint venture                 -       |          15             -               -             -                 15
                                 ----------       |   ---------      --------       ---------      --------          ---------
Income (loss) before taxes               30       |         753         5,002           1,602        (2,091)             5,266
Income tax expense                        -       |         269         2,535             493        (1,084)             2,213
                                 ----------       |   ---------      --------       ---------      --------          ---------
Net income (loss)                $       30       |   $    484       $  2,467       $   1,109      $ (1,007)         $   3,053
                                 ==========       |   =========      ========       =========      ========          =========

* The Company accounts for its 50.1% investment in this joint venture under the equity method. This investment is held in the Company's "Commercial Property Investments" segment.

     (10)  Segment Information (continued)

     Commercial Property Investments - WCPT

     At the time of the Spin-off, the Company owned six commercial office buildings, five of which were vacant at that time, located in Northern New Jersey, containing an aggregate of approximately 949,400 square feet and acquired for an aggregate of approximately $47.6 million (the "WRP Commercial Properties").

     On August 28, 1997, the Company, through its subsidiary Wellsford Commercial Properties Trust ("WCPT"), in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman, Sachs & Co., formed a private real estate operating company, Wellsford/Whitehall Properties, L.L.C. ("Wellsford Commercial"). WCPT manages Wellsford Commercial on a day-to-day basis, and certain major decisions require the consent of both partners. WCPT intends to qualify as a real estate investment trust ("REIT") and has a 50.1% interest in Wellsford Commercial.


     Wellsford Commercial owned and operated 13 office buildings containing approximately 2.3 million square feet ("SF") of office space in New Jersey and Washington, D.C. as of December 31, 1997 with an aggregate gross book value of $212.9 million. These buildings consist of the WRP Commercial Properties, which were contributed by the Company upon formation of Wellsford Commercial, and 300 Atrium Drive, 400 Atrium Drive, 500 Atrium Drive and 1275 K Street, which were contributed by Whitehall upon formation of Wellsford Commercial, as well as 700 Atrium Drive and Mountain Heights (two buildings) which were acquired in September and December 1997, respectively, for $18.1 million and $29.1 million, respectively. In addition, Wellsford Commercial purchased an industrial warehouse in New Jersey in December 1997 for $7.1 million.

     The Wellsford Commercial transactions described above were funded primarily by capital contributions from the Company and Whitehall, by $48 million in debt which encumbered certain of the properties contributed by Whitehall (the "Atrium Loan") which was assumed by Wellsford Commercial, and by a term loan agreement (the "WRP Loan") between the Company and Wellsford Commercial.

     The Atrium Loan bore interest at LIBOR +3% and was due on May 15, 2000. Wellsford Commercial has an interest rate protection agreement which was related to this loan which caps LIBOR at 7.69% on a notional balance of $64 million until June 15, 2000. The lender on this loan was Goldman Sachs Mortgage Company. This loan was repaid in December 1997. The Company has retained the interest rate protection agreement to hedge other floating rate borrowings.

     Pursuant to the WRP Loan, the Company has agreed to loan Wellsford Commercial up to approximately $86.3 million bearing interest at LIBOR plus 3% until November 26, 1997 and at LIBOR plus 4% until maturity on February 25, 1998. As of December 31, 1997, approximately $4.3 million was outstanding under the WRP Loan.

     In December 1997, Wellsford Commercial obtained a $375 million loan facility (the "Wellsford Commercial Bank Facility") from BankBoston and Goldman Sachs Mortgage Company, consisting of a secured term loan facility of up to $225 million and a secured revolving credit facility of up to $150 million. The term loan facility bears interest at LIBOR +1.6% and has a term of four years; the revolving credit facility bears interest at LIBOR +2.5% and has a term of three years, which may be renewed by Wellsford Commercial for one additional year.

     As of December 31, 1997, approximately $146.9 million was outstanding under the Wellsford Commercial Bank Facility ($107.9 million of which was under the term loan), the proceeds of which were used primarily to repay amounts outstanding under the Atrium Loan and the WRP Loan.

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

     In connection with the transactions described above, the Company issued warrants (the "Warrants") to Whitehall to purchase 4,132,230 shares of common stock at an exercise price of $12.10 per share. The Warrants are exercisable for five years for either, at the Company's option, shares of the Company's common stock or cash. The exercise price for the Warrants is payable in cash or, after August 28, 1999, either with cash or membership units in Wellsford Commercial.

     The Company has agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford Commercial except, in certain circumstances, where Wellsford Commercial has declined the investment opportunity.

     Debt and Equity Investments

     At December 31, 1997, the Company had $105.6 million of debt investments which bore interest at an average yield of 4.4% over LIBOR.

     277 Park

     The Company and BankBoston have provided an $80 million loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 52-story, approximately 1.75 million square foot gross leasable area, class A office building located in New York City in mid-town Manhattan at 277 Park Avenue (the "277 Park Property"). The Company has advanced $25 million pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345 million first mortgage loan (the "REMIC Loan") on the 277 Park Property. The notes representing the REMIC Loan bear interest at different rates which equate to a weighted average interest rate of approximately 7.67% per annum. The 277 Park Loan bears interest at the rate of approximately 12% per annum for the first nine years of its term and at a floating annual rate during the tenth year equal to LIBOR plus 5.15% or the BankBoston base rate plus 5.15%, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The 277 Park Loan is prepayable only in full and then only after the fifth year of the loan and must be repaid if the REMIC Loan is repaid or the 277 Park Property is sold. Any prepayment during the sixth through ninth years of the loan must be accompanied by a yield maintenance payment.

     The Abbey Company

     On August 28, 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70 million secured credit facility (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey").

     The Abbey Credit Facility will be made available to Abbey until September 2000. Advances under the facility can be made for up to 80% of the value of the borrowing base collateral which will initially consist of 10 properties, all cross-collateralized, totaling approximately 1.1 million SF.

     As of December 31, 1997, approximately $28.6 million had been advanced by the Company under the Abbey Credit Facility. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the facility.

     The Company is entitled to receive interest on its advances under the facility at LIBOR plus 4%.

     IPH Mezzanine Facility

     In December 1997, Wellsford Ventures, Inc. ("Ventures"), a wholly-owned subsidiary of the Company, joined with Fleet Real Estate, Inc. ("FRE"), a subsidiary of Fleet Financial Group, to issue an approximately $32.5 million subordinated credit facility (the "IPH Mezzanine Facility") to Industrial Properties Holding, L.P. ("IPH"). Each of Ventures and FRE were committed to advance up to 50% of the IPH Mezzanine Facility. As of December 31, 1997, approximately $9.8 million had been advanced by Ventures to IPH. The IPH Mezzanine Facility was repaid in February 1998, at which time the Company received a total of $0.8 million in interest and fees. Advances under the IPH Mezzanine Facility bore interest at an annual rate of LIBOR plus 5%.

     Woodlands

     In December 1997, BankBoston, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369 million (the "Woodlands Loan"). The Woodlands Loan consists of a revolving credit loan in the principal amount of $179 million (the "Revolving Loan"), a secured term loan in the principal amount of $130 million (the "Secured Loan"), and a second secured term loan in the principal amount of $60 million (the "Second Secured Loan"). The Company has advanced $15 million pursuant to the Second Secured Loan. The Second Secured Loan is subordinate to the Revolving Loan and the Secured Loan and bears interest equal to LIBOR plus 4.40%. Interest on the Second Secured Loan is payable monthly to the extent there is available cash after payment of interest on the Revolving Loan and the Secured Loan and provided no event of default has occurred under the Woodlands Loan. The principal amount of the Woodlands Loan and all accrued interest thereon will be payable on July 31, 2000, with two, one-year extension options available.

     Park 80

     In December 1997, the Company originated a $5.1 million loan bearing interest at LIBOR plus 3% and maturing in March 1998 (the "Park 80 Loan"). The Park 80 Loan is secured by a mortgage on an 80,000SF mid-rise office building in Saddlebrook, New Jersey.

     Value Property Trust

     On September 18, 1997, the Company and its subsidiary, Wellsford Capital Corporation, entered into a definitive agreement with Value Property Trust (NYSE: "VLP"), a real estate investment trust, pursuant to which the Company acquired VLP in a merger transaction for cash and stock valued at approximately $169 million.

     Pursuant to the terms of the merger agreement, the Company agreed to pay to VLP shareholders approximately $130 million in cash and issue an aggregate of approximately 3.35 million shares of its common stock resulting in each VLP shareholder receiving $11.58 in cash and 0.2984 common shares of the Company for each share of VLP. VLP primarily owns 20 properties (with 2.1 million SF, the "VLP Properties") and has approximately $60 million in net cash and a $6.2 million note receivable, which is due in July 1998. The portfolio is diversified both by property type and geographic location.

     The acquisition, which is being accounted for as a purchase, was approved by the VLP shareholders on February 20, 1998 and is expected to be completed in February 1998 (see Note 12).

     The Company has contracted to sell, for $65 million, 13 of the VLP Properties to an affiliate of Whitehall ("Whitehall Property Buyer"). The Company intends to retain 7 properties.

(10) Segment Information (continued)

     Property Development and Land Investments

     Palomino Park

     From the time of the Spin-off, the Company has owned an approximate 80% interest in Phases I, II and III of, and in options to acquire (at fixed prices) and develop phases IV and V of, a 1,880-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. The Company has a related $14.8 million tax exempt mortgage note payable which requires interest only payments at a variable rate (currently approximately 4%) until it matures in December 2035 (the "Palomino Park Bonds"). The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AAA rated financial institution. The Company and an affiliate of EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon (the latter guarantee being the "EQR Enhancement").

     In December 1997, Phase I, known as Blue Ridge, was completed at a cost of approximately $41.5 million. At that time, the Company acquired the remaining interest in Blue Ridge and the related construction loan was repaid with the proceeds of a $34.5 million permanent loan (the "Blue Ridge Loan") secured by a mortgage on Blue Ridge. The Blue Ridge Loan matures in January 2008 and bears interest at a fixed rate of 6.92%. Principal payments are based on a 30-year amortization schedule.

     The Company has invested $16.9 million through December 31, 1997 on one multifamily development project, Red Canyon, which is a phase of Palomino Park consisting of 304 units. This project is being developed pursuant to a fixed-price contract. The Company is committed to purchase 100% of this project upon completion and the achievement of certain occupancy levels. Red Canyon is owned by Red Canyon at Palomino Park LLC ("Phase II LLC"), a limited liability company, the members of which are Wellsford Park Highlands, Corp. (99%), a majority owned and controlled subsidiary of the Company, and Al Feld ("Feld") (1%).

     In May 1997, the Company acquired the land for Phase III for approximately $2.1 million.

     Sonterra

     From the time of the Spin-off, the Company has held a $17.8 million mortgage due in July 1999 and bearing interest at 9% per annum (the "Sonterra Mortgage") on, and option to purchase, a 344-unit class A residential apartment complex ("Sonterra at Williams Centre") in Tucson, Arizona.

     In January 1998, the Company exercised its option and acquired Sonterra at Williams Centre for approximately $20.5 million.

(11) Summarized Consolidated Quarterly Information (Unaudited)

     Summarized consolidated quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:


                              Three Months Ended (Unaudited)
                    -----------------------------------------------------
                    March 31      June 30       September 30  December 31
                    --------      -------       ------------  -----------
     1997
----------------

Revenue            $   400,500   $ 1,775,359    $ 3,369,120   $ 3,540,531
Expenses                    --       475,728      1,631,215     1,712,483
Income before      -----------   -----------    -----------   -----------
 taxes                 400,500     1,299,631      1,737,905     1,828,048
Income tax
 expense                    --       284,000        719,000     1,210,007
                   -----------   -----------    -----------   -----------
Net income
 available for
 common
 shareholders      $   400,500   $ 1,015,631    $ 1,018,905   $   618,041
                   ===========   ===========    ===========   ===========
Net income
 per common
 share, basic*     $      0.02   $      0.06    $      0.06   $      0.04
                   ===========   ===========    ===========   ===========
Net income
 per common
 share, diluted*   $      0.02   $      0.06    $      0.06   $      0.03
                   ===========   ===========    ===========   ===========
Weighted average
 number of
 common shares
 outstanding        16,911,849    16,911,849     16,911,849    16,935,776
                   ===========   ===========    ===========   ===========


                              Three Months Ended (Unaudited)
                    -----------------------------------------------------
                    March 31      June 30       September 30  December 31
                    --------      -------       ------------  -----------
     1996
----------------

Revenue            $        --   $        --    $   356,500   $   400,500
Expenses                    --            --             --            --
                   -----------   -----------    -----------   -----------
Income before
 taxes                      --            --        356,500       400,500
Income tax
 expense                    --            --             --            --
                   -----------   -----------    -----------   -----------
Net income
 available for
 common
 shareholders      $        --   $        --    $   356,500   $   400,500
                   ===========   ===========    ===========   ===========
Net income per
 common share,
 basic*            $      0.00   $      0.00    $      0.02   $      0.02
                   ===========   ===========    ===========   ===========
Net income per
 common share,
 diluted*          $      0.00   $      0.00    $      0.02   $      0.02
                   ===========   ===========    ===========   ===========
Weighted average
 number of
 common shares
 outstanding        16,911,849    16,911,849     16,911,849    16,911,849
                   ===========   ===========    ===========   ===========


All earnings per share amounts conform with SFAS 128 requirements (Note 2).
_________________
* Aggregate quarterly earnings per share amounts may not equal annual amounts presented elsewhere in these consolidated financial statements due to rounding differences.

(12) Subsequent Events

     In January 1998, the Company acquired Sonterra at Williams Centre, a 344-unit class A residential complex in Tuscon, Arizona. The approximate $20.5 million purchase price was paid using the $17.8 million due on the Sonterra Loan (Note 4), which previously encumbered the property, and cash.

     In January 1998, the Company acquired a 49% interest in Creamer Realty Consultants general partnership, a real estate advisory and consulting firm with offices in New York City and Lexington, Kentucky, whose two principals are Frank G. Creamer, Jr. and Michael J. Vitale, and formed Creamer Vitale Wellsford, L.L.C. ("Creamer Vitale Wellsford").

     Creamer Realty Consultants and Creamer Vitale Wellsford, together with Prudential Real Estate Investors ("PREI"), a division of Prudential Investment Corporation, have established the Clairborne Investors Mortgage Investment Program to make opportunistic investments and to provide liquidity to participants in large syndicated mortgage loan transactions. The parties have agreed to contribute up to $150 million to fund acquisitions approved by the parties, of which a subsidiary of the Company will fund 10%. Creamer Vitale Wellsford will originate, co-invest, and manage the investments of the program.

     The Company's original investment in Creamer Vitale Wellsford was $1.3 million in cash and 148,000 five-year warrants to purchase the Company's common shares at $15.175 per share valued at approximately $0.7 million.

     In January 1998, the $7.5 million outstanding balance on the Line of Credit was repaid.

     In January 1998, Wellsford Commercial executed an agreement to purchase an 80,000 SF property for $5.4 million. The purchase may be completed by March 31, 1998, subject to certain contingencies.

     On February 5, 1998, the $9.8 million IPH Mezzanine Facility (Note 4) was repaid, at which time the Company received a total of $0.8 million in interest and fees.

     On February 12, 1998, Wellsford Commercial entered into an option agreement to enter into a contribution agreement whereby a 972,000SF portfolio of thirteen office buildings would be contributed to Wellsford Commercial for $141.9 million, in the event certain lender approvals can be obtained.

     On February 20, 1998, Wellsford Commercial acquired a 65,000SF office building in Boston, MA for $5.5 million ("15 Broad Street") and 19 acres of undeveloped land in Somerset, NJ for $2.0 million ("600 Atrium Drive").

     On February 25, 1998, the Company and Wellsford Commercial agreed to a 3-month extension of the WEL/WH Bridge Loan (Note 4).

     On February 26, 1998, the Company closed on $16.4 million of mortgage financing on Sonterra at Williams Centre, bearing interest at 6.87% and having a term of 10 years.

     On February 27, 1998, the Company completed the merger with VLP (Note
     10) and sold 12 of the 13 VLP Properties under contract to Whitehall Property Buyer for an aggregate of approximately $60 million.

     On March 11, 1998, the Company issued additional options to purchase common shares of the Company to two of its officers. Each of the two officers received 100,000 options with an exercise price of $17.50 per share and 100,000 options with an exercise price of $20.00 per share. The options have a term of 10 years and vest, in equal amounts, over five years.


Schedule III

                                                                           December 31, 1997 (thousands)
                                                                ---------------------------------------------
                                                                                                    Cost
                                                                        Initial Cost             Capitalized
                                                                ----------------------------     Subsequent
                            Date                 Year   # of              Bldgs &                    To
Property Name             Acquired   Location    Built  Units    Land     Improve     Total      Acquisition
------------------------- --------  ----------   -----  -----   ------    --------  --------     -----------
Blue Ridge - Garden Apts.  12/97    Denver, CO   1997   456     $5,225    $36,339   $41,564          $0
                                                        ---     ------    -------   -------          --
Total                                                   456     $5,225    $36,339   $41,564          $0





                                             December 31, 1997 (thousands)
                            ---------------------------------------------------------------
                                Total Cost (A)                  Total Cost
                            -----------------------              Net Of
                                     Bldgs &          Accum    Accumulated
Property Name                Land    Improve  Total    Depr    Depreciation    Encumbrances
-------------------------   -------  -------  -----   -----    ------------    ------------
Blue Ridge - Garden Apts.   $5,225   $36,339 $41,564    $0       $41,564          $34,500
                            ------   ------- -------    --       -------          -------
                            $5,225   $36,339 $41,564    $0       $41,564          $34,500


(A) The aggregate cost for federal income tax purposes is equal to the total cost in this schedule.

Schedule IV

                                                                               December 31, 1997 (thousands)
                                                                       --------------------------------------------
                                                                                                          Total
                                                                                                        Principal
                                                                                                        Subject To
                                              Maturity     Payment       Prior     Face      Carrying   Delinquent
  Note Receivable          Interest Rate        Date        Terms        Liens    Amount     Amount(A)   Payments
----------------------     -------------     ---------  -------------  --------  ---------   ---------  -----------
277 Park Loan                12.00%           5/07      Interest Only  $345,000   $25,000     $25,000       $0
Abbey Credit Facility       LIBOR + 4%        9/00      Interest Only        $0   $28,627(D)  $28,627       $0
IPH Mezzanine Facility      LIBOR + 5%         (B)      Interest Only   $31,980    $9,821      $9,821       $0
Woodlands Loan             LIBOR + 4.4%      7/00(C)    Interest Only  $309,000   $15,000     $15,000       $0
Park 80 Loan                LIBOR + 3%        3/98      Interest Only        $0    $5,100      $5,100       $0
WEL/WH JV bridge loan       LIBOR + 4%        5/98      Interest Only        $0    $4,284      $4,284       $0
Sonterra Loan                 9.00%            (B)      Interest Only        $0   $17,800     $17,800       $0
                                                                       -------   --------    --------       --
Total                                                                  $685,980  $105,632    $105,632       $0


(A) The aggregate carrying amount for federal income tax purposes is equal to the total carrying amount reflected in this schedule.
(B) The IPH Mezzanine Facility was repaid in February 1998; the Sonterra Loan was repaid in January 1998.
(C)  Two one-year extension options are available to the borrower.
(D) The maximum balance of the Company's 50% portion of this facility is $35 million.


                               EXHIBIT INDEX

Exhibit No.                  Description###

     3.1    Articles of Amendment and Restatement of the Company.****

     3.2 Articles Supplementary Classifying 335,000 Shares of Common Stock as Class A Common Stock.****

     3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred
            Stock.****

     3.4    Bylaws of the Company.****

     4.1    Specimen certificate for Common Stock.***

     4.2    Specimen certificate for Class A Common Stock.****

     4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock.****

     4.4 Warrant Agreement, dated as of August 28, 1997, between the Company and United States Trust Company of New York, as

            warrant agent, and Warrant Certificate No. 1 of the Company for 5,000,000 Warrants registered in the name of WHWEL Real Estate Limited Partnership.#

     4.5 Registration Rights Agreement, dated as of February 23, 1998, among the Company and Franklin Mutual Advisors, Inc. and Angelo Gordon & Co., L.P.

     10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon.*

     10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon.****

     10.3 Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., Wellsford Residential Property Trust, Al Feld and The Feld Company, dated May 29, 1997, relating to Red Canyon.****

     10.4 Assignment and Assumption of Tri-Party Agreement by and among Wellsford Residential Property Trust, ERP Operating Limited Partnership, Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., The Feld Company, Al Feld and Nationsbank of Texas, N.A. dated May 30, 1997, relating to Red Canyon.****

     10.5 Agreement and Acknowledgement Regarding Tri-Party Agreement by and among Nationsbank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp. and ERP Operating Limited Partnership dated May 30, 1997, relating to Red Canyon.****

     10.6 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park.*

     10.7 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000.**

     10.8 Letter of Credit Reimbursement Agreement, dated as of December 1, 1995, between PPPIC, Wellsford Residential Property Trust and Dresdner Bank AG, New York Branch.**

     10.9 First Amendment to Letter of Credit Reimbursement Agreement, dated as of May 30, 1997, between PPPIC, Wellsford Residential Property Trust, Dresdner Bank AG, New York Branch and the Company.****

     10.10 Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****

     10.11 Assignment and Assumption Agreement by and between Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****

     10.12 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****

     10.13 Reimbursement and Indemnification Agreement by and among the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****

     10.14 Guaranty by ERP Operating Limited Partnership for the benefit of Dresdner Bank AG, New York Branch, dated as of May 30, 1997, relating to Palomino Park.****

     10.15 Amended and Restated Promissory Note of the Company to the order of Dresdner Bank AG, New York Branch, dated May 30, 1997, relating to Palomino Park.****

     10.16 Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****

     10.17 Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****

     10.18 Credit Agreement, dated as of April 25, 1997, between Park Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, Other Banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**

     10.19 Assignment of Member's Interest, dated as of April 25, 1997, by PAFC Management, Inc. and Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company, LLC).**

     10.20 Assignment of Member's Interest, dated as of April 25, 1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue, LLC).**

     10.21 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation).**

     10.22 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.).**

     10.23 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.).**

     10.24 Conditional Guaranty of Payment and Performance, dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue.**

     10.25 Cash Collateral Account Security, Pledge and Assignment Agreement, dated as of April 25, 1997, between 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue.**

     10.26 Recognition Agreement, dated as of April 25, 1997, between The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue.**

     10.27 Intercreditor Agreement, dated as of April 25, 1997, between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**

     10.28 Assignment and Acceptance Agreement, dated June 19, 1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue.****

     10.29  Revolving Credit Agreement by and among the Company,
            BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997.****

     10.30 Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent.****

     10.31 Assignment of Common Stock Agreements, dated as of May 30, 1997, between the Company and BankBoston, as agent.****

     10.32  Collateral Assignment of Documents, Rights and Claims
            (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent.****

     10.33  Limited Liability Company Operating Agreement of
            Wellsford/Whitehall Properties, L.L.C., dated as of August 28,
            1997.#

     10.34 Amendment No. 1 to the Limited Liability Company Operating Agreement of Wellsford/Whitehall Properties, L.L.C., dated as of December 31, 1997.

     10.35 Term Loan Agreement between the Company and Wellsford/Whitehall Properties, L.L.C. dated as of August 28, 1997.#

     10.36 $61,699,440 Term Note A, dated August 28, 1997, payable to the order of the Company by Wellsford/Whitehall Properties, L.L.C.#

     10.37 $17,093,750 Term Note B, dated September 25, 1997, payable to the order of the Company by Wellsford/Whitehall Properties, L.L.C.*****

     10.38 Letter Agreement, dated as of August 28, 1997, between the Company and WHWEL Real Estate Limited Partnership, relating to warrants to be issued to WHWEL Real Estate Limited
            Partnership.#

     10.39 Revolving Credit Agreement, dated as of December 15, 1997, among Wellsford/Whitehall Properties, L.L.C., as Borrower, and BankBoston, N.A., Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, N.A. as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.

     10.40 Term Loan Agreement, dated as of December 15, 1997, among WEL/WH 1275 K Street L.L.C., as Borrower, and BankBoston, N.A., Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, N.A., as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.

     10.41 Indemnity and Guaranty Agreement (Revolver), dated as of December 15, 1997, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, N.A.

     10.42 Indemnity Agreement Regarding Hazardous Materials (Revolver), dated as of December 15, 1997, by Wellsford/Whitehall
            Properties, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston, N.A.

     10.43 Revolving Credit Agreement for $70 million, dated as of August 28, 1997, between AP-Anaheim LLC, AP-Arlington LLC, AP-Atlantic LLC, AP-Cityview LLC, AP-Farrell Ramon LLC, AP-Palmdale LLC, AP-Redlands LLC, AP-Victoria LLC, AP-Victorville LLC, and AP-Sierra LLC, each a California limited liability company (collectively, the "Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.#

     10.44 Loan Participation Agreement, dated as of August 28, 1997, between Morgan Guaranty Trust Company of New York and the Company.#

     10.45 $70 million promissory note, dated August 28, 1997, payable to the order of Morgan Guaranty Trust Company of New York by the Abbey Affiliates.#

     10.46 Purchase and Sale Agreement, dated as of September 18, 1997, among the Company, Wellsford Capital Corporation and Whitehall Street Real Estate Limited Partnership VII.##

     10.47 First Amended and Restated Master Credit Agreement, dated December 30, 1997, effective as of July 31, 1997, among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., and BankBoston, N.A., Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Other Banks, and BankBoston, N.A., as Managing Agent and Syndication Agent.

     10.48 Intercreditor Agreement, dated December 30, 1997, effective as of July 31, 1997, by and between BankBoston, N.A., Morgan Stanley Senior Funding, Inc. and the Other Lenders, relating to Woodlands.

     10.49 $4,186,991.87 Commercial Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Commercial Properties Company, L.P. and The Woodlands Land Development Company, L.P.

     10.50 $10,813,008.13 Land Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P.

     10.51 Program Agreement for Clairborne Investors Mortgage Program between Creamer Realty Consultants and The Prudential
            Investment Corporation, dated as of December 10, 1997.

     10.52 Amended and Restated General Partnership Agreement of Creamer Realty Consultants, dated as of January 1, 1998, by and between Wellsford CRC Holding Corp. and FGC Realty Consultants, Inc.

     10.53  Limited Liability Company Agreement of Creamer Vitale
            Wellsford, L.L.C., dated as of January 20, 1998, by and between Wellsford CRC Holding Corp. and SX Advisors, LLC.

     10.54 Loan Agreement, dated as of February 27, 1998 between Wellsford Sonterra LLC, as Borrower, and Nationsbank, N.A., as Lender.

     10.55 $16,400,000 Promissory Note, dated February 27, 1998 payable to the order of Nationsbank, N.A.. by Wellsford Sonterra, L.L.C.

     10.56 Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated February 27, 1998 by Wellsford Sonterra LLC in favor of Nationsbank, N.A.

     10.57 $34,500,000 Multifamily Note, dated December 24, 1997 payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands LLC.

     10.58 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands LLC in favor of GMAC Commerical Mortgage Corporation.

     10.59  1997 Management Incentive Plan of the Company.**

     10.60  Rollover Stock Option Plan of the Company.**

     10.61  Employment Agreement between the Company and Jeffrey H.
            Lynford.****

     10.62  Employment Agreement between the Company and Edward
            Lowenthal.****

     10.63  Employment Agreement between the Company and Gregory F.
            Hughes.****

     10.64  Employment Agreement between the Company and David M.
            Strong.****

     21.1   Subsidiaries of the Registrant.

     27.1   Financial Data Schedule.

     99.1 "Risk Factors" section of Amendment No. 2 to the Company's Registration Statement on Form S-11 (file no. 333-32445), as may be amended.#####
______________________________
* Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
**** Previously filed an exhibit to the Form S-11 filed on July 30, 1997. ***** Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997.
# Previously filed as an exhibit to the Form 8-K filed on September 11, 1997.
## Previously filed as an exhibit to the Form 8-K filed on September 23, 1997.
### Wellsford acquired its interest in a number of these documents by assignment.
#### Previously filed as an exhibit to the Registration Statement on Form S-4 filed on December 15, 1997.
##### Previously filed as part of Amendment No. 2 to the Registration
      Statement on Form S-11 filed on December 3, 1997.