Form 10-Q
period 1998-03-31
WELLSFORD REAL PROPERTIES INC
filed 1998-05-14
CIK 1038222

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

For the quarterly period ended                    March 31, 1998
                                   ------------------------------------------
                                        OR

{  } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __________________   to  _________________

Commission file number                               1-12917
                                   ------------------------------------------

                       Wellsford Real Properties, Inc.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Maryland                                13-3926898
-------------------------------------   --------------------------------
   (State or other jurisdiction         (IRS Employer Identification No.)
 of incorporation or organization)

                    610 Fifth Avenue, New York, NY  10020
-----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)



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

Number of shares of common stock, $.01 par value per share, outstanding as of May 14, 1997: 20,009,882.

Number of shares of Class A common stock, $.01 par value per share, outstanding as of May 14, 1997: 339,806.

=============================================================================
                       WELLSFORD REAL PROPERTIES, INC.
                                  FORM 10-Q

-----------------------------------------------------------------------------
                                    INDEX
-----------------------------------------------------------------------------



                                                                        Page
                                                                       Number
                                                                       ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998 (unaudited)
          and December 31, 1997                                           3

          Consolidated Statements of Income (unaudited) for
          the three months ended March 31, 1998 and 1997                  4

          Consolidated Statements of Cash Flows (unaudited) for
          the three months ended March 31, 1998 and 1997                  5

          Notes to Consolidated Financial Statements
          (unaudited)                                                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11

PART II.  OTHER INFORMATION                                              15

          SIGNATURES                                                     16

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                            March 31,          December 31,
                                              1998                 1997
                                          ------------         ------------
ASSETS                                     (Unaudited)

Real estate assets, at cost:
 Land                                   $  14,499,000          $   5,225,000
 Buildings and improvements                88,734,832             36,338,624
                                        ---------------        --------------
                                          103,233,832             41,563,624
   Less, accumulated depreciation            (551,675)                --
                                        ---------------        --------------
                                          102,682,157             41,563,624
 Construction in progress                  18,551,157             17,177,824
                                        ----------------       --------------
                                          121,233,314             58,741,448
Notes receivable                           86,891,271            105,631,611
Investment in joint ventures               48,660,489             44,779,563
                                        ----------------       --------------
Total real estate assets                  256,785,074             209,152,622

Cash and cash equivalents                  34,097,698              29,895,212
Restricted cash                             7,428,941               7,695,910
Prepaid and other assets                    5,916,685               3,229,956
                                        ---------------        --------------

Total Assets                            $ 304,228,398          $ 249,973,700
                                        ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                 $   65,568,316         $  49,255,000
 Credit facility                                --                 7,500,000
  Accrued expenses and other
      liabilities                           13,264,716             9,763,109
                                        ---------------        --------------

Total Liabilities                           78,833,032            66,518,109
                                        ---------------        --------------

Commitments and contingencies                 --                       --

Minority interest                            3,919,658             2,297,295

Shareholders' Equity:
 Common Stock, 197,650,000 shares
   authorized - 20,009,882 shares, $.01
   par value per share, issued and out-
   standing at March 31, 1998                  200,099               166,567
 Class A Common Stock, 350,000
   shares authorized - 339,806 shares,
   $.01 par value per share, issued
   and outstanding at March 31, 1998             3,398                 3,398
 Series A 8% Convertible Redeemable
   Preferred Stock, $.01 par value per
   share, 2,000,000 shares authorized,
   no shares issued and outstanding                --                   --
 Paid in capital in excess of par
   value                                   219,709,747           179,721,827
 Retained Earnings                           3,418,807             1,941,518
 Deferred compensation                        (641,250)             (657,014)
 Treasury stock (81,015 shares)             (1,215,093)                 --
                                        ---------------        --------------

Total Shareholders' Equity                 221,475,708           181,158,296
                                        ---------------        --------------

Total Liabilities and Shareholders'
  Equity                                 $ 304,228,398         $ 249,973,700
                                        ===============        ==============

See accompanying notes.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                            Three Months Ended
                                                March 31,
                              --------------------------------------------
                                     1998                        1997
                              -------------------         ----------------

REVENUE
  Rental income                    $ 2,490,990               $      --
  Interest income                    3,468,312                   400,500
                                   ------------              ------------
    Total Revenue                    5,959,302                   400,500
                                   ------------              ------------

EXPENSES
  Property operating and
    maintenance                        463,455                      --
  Real estate taxes                    247,081                      --
  Depreciation and amortization        622,654                      --
  Property management                   73,659                      --
  Interest                             891,663                      --
  General and administrative         1,182,503                      --
                                   -------------             -------------
    Total Expenses                   3,481,015                      --
                                   -------------             -------------

Income from joint ventures             265,866                      --
                                   -------------             -------------

Income before minority interest       2,744,153                  400,500

Minority interest                       (18,864)                    --
                                   -------------             -------------

Income before taxes                   2,725,289                  400,500

Income tax expense                    1,248,000                     --
                                   -------------             -------------

Net income                         $  1,477,289              $   400,500
                                   =============             =============

Net income per common
  share, basic                     $       0.08              $      0.02
                                   =============             =============

Net income per common
  share, diluted                   $       0.08              $      0.02
                                   =============             =============

Weighted average number of
  common shares outstanding          18,376,910               16,911,849
                                   =============             =============
See accompanying notes.
              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                 --------------------------------------------
                                        1998                        1997
                                 -------------------         ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                         $    1,477,289             $    401,000
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and
    amortization                           660,923                    --
   Income from joint ventures             (265,866)                   --
   Decrease (increase)
    in assets
     Restricted cash                      (984,124)               2,322,000
     Prepaid and other assets           (2,717,768)                   --
  (Decrease) increase in
    liabilities
     Accrued expenses and other
       liabilities                       3,429,423                    --
                                    ----------------           -------------
  Net cash provided by
   operating activities                  1,635,877                2,723,000
                                    ----------------           -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Investment in real estate
   assets                              (87,775,709)             (26,500,000)
 Investment in notes
    receivable                          (2,233,751)                    --
 Investment in joint ventures           (2,909,505)                    --
 Repayments from notes receivable       27,653,521                     --
 Proceeds from sale of
  real estate assets                    59,018,737                     --
                                    ----------------           --------------
   Net cash provided by
    (used in) investing
    activities                          (6,246,707)             (26,500,000)
                                    ----------------           --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from credit
   facility                            48,000,000                      --
 Repayment of credit
   facility                           (55,500,000)                     --
 Proceeds from mortgage
   notes payable                       16,400,000                      --
 Repayment of mortgage
  notes payable                           (86,684)                     --
 Issuance of note payable
   to Trust                                  --                  21,611,000
 Equity contributions                        --                   2,166,000
                                    ---------------            -------------
   Net cash provided by (used
    in) financing activities            8,813,316                23,777,000
                                    ---------------            -------------

 Net (increase) in cash and
   cash equivalents                     4,202,486                     --
 Cash and cash equivalents,
   beginning of period                 29,895,212                     --
                                    ----------------           --------------
 Cash and cash equivalents,
   end of period                    $  34,097,698              $      --
                                    ================           ==============

SUPPLEMENTAL INFORMATION:
 Cash paid during the
  period for interest               $     903,728              $    343,000

SUPPLEMENTAL SCHEDULE OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES

 Shares issued in connection
   with acquisition of
   commercial office properties
   and notes receivable             $(39,362,500)              $ (2,250,000)
 Warrants issued in connection
   with acquistion of joint
   venture investment               $   (750,000)              $       --



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

     The Company is a real estate merchant banking firm which acquires, develops and operates real properties and invests in the debt and equity securities of private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property operations which is held in its 99.9% subsidiary, Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity activities and an SBU for property development and land operations.

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

     The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



2.   Industry Segments and Recent Activities

     Commercial Property Operations

     The Company's commercial property operations segment consists of Wellsford Commercial, which is accounted for on the equity method. Wellsford Commercial had net real estate assets of $236.8 million, total assets of $250.9 `million, term loans and credit facility debt of $162.2 million and equity of $80.8 million at March 31, 1998. During the quarter ended March 31, 1998, Wellsford Commercial earned $8.0 million in total revenues, primarily rental income, and incurred $3.2 million of operating expenses, $2.7 million of interest expense, $1.1 million of depreciation, and $0.6 million of general and administrative expense, resulting in net income of $0.4 million.

     On February 12, 1998, Wellsford Commercial entered into an option agreement to enter into a contribution agreement whereby a 972,000 square foot ("SF") portfolio of thirteen office buildings would be contributed to Wellsford Commercial for $146.9 million. In April 1998, Wellsford Commercial exercised its option to enter into the contribution agreement.

     On February 20, 1998, Wellsford Commercial acquired a 65,000SF office building in Boston, MA for $5.5 million ("15 Broad Street") and 19 acres of undeveloped land in Somerset, NJ for $2.0 million ("600 Atrium Drive"), which is adjacent to four buildings currently owned by Wellsford Commercial.

     In March 1998, Wellsford Commercial purchased an 80,000SF property for approximately $5.4 million.

     Debt and Equity Activities

     In January 1998, the Company acquired a 49% interest in Creamer Realty Consultants, a real estate advisory and consulting firm, and formed Creamer Vitale Wellsford, L.L.C. ("Creamer Vitale Wellsford").

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

     The Company's original investment in these entities was $1.3 million of cash and 148,000 five-year warrants to purchase the Company's common shares at $15.175 per share, valued at approximately $0.7 million.

     On February 27, 1998, the Company completed the previously announced merger (the "VLP Merger") with Value Property Trust ("VLP") for total consideration of approximately $169 million. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64 million. Approximately $4.7 million of the purchase price was recorded as a net deferred tax asset reflecting the value of VLP's net operating loss carryforwards. $48 million was drawn on the Company's credit facility to finance the VLP Merger, which was subsequently repaid primarily from the proceeds of the mortgage on Sonterra at Williams Centre (see below) and cash received from VLP.

     In December 1997, a subsidiary of the Company joined with Fleet Real Estate Inc. to advance $19.6 million under a subordinated credit facility to Industrial Properties Holding, L.P. On February 5, 1998, the Company's $9.8 million portion of this loan was repaid, at which time the Company received a total of $0.8 million in interest and fees.

     Land and Development Operations

     In January 1998, the Company acquired Sonterra at Williams Centre, a 344-unit class A residential complex in Tucson, Arizona for approximately $20.5 million. The Company had previously held a $17.8 million mortgage on the property.

     On February 26, 1998, the Company obtained a $16.4 million mortgage on Sonterra at Williams Centre, bearing interest at 6.87% and having a term of 10 years and principal payments based on a 30 year amortization schedule.

     Other

     In January 1998, the $7.5 million then outstanding on the Company's credit facility was repaid.

     On March 11, 1998, the Company issued additional options to purchase common shares of the Company to two of its officers. Each of the two officers received 100,000 options with an exercise price of $17.50 per share and 100,000 options with an exercise price of $20.00 per share. The options have a term of 10 years and vest, in equal amounts, over five years.

                                          WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       (Unaudited)(continued)
(table in thousands)

                              Commercial                                 Land and
                               Property           Debt and Equity       Development
                              Operations            Activities           Operations               Other             Consolidated
                         -------------------   -------------------   -------------------   -------------------   -------------------
                         Three Months Ended    Three Months Ended    Three Months Ended    Three Months Ended    Three Months Ended
                              March 31,             March 31,             March 31,             March 31,             March 31,
                         -------------------   -------------------   -------------------   -------------------   -------------------
                           1998       1997       1998       1997       1998       1997       1998       1997       1998       1997
                           ----       ----       ----       ----       ----       ----       ----       ----       ----       ----

Rental Income            $  --      $  --      $    454   $  --      $ 2,037    $   --     $   --     $   --     $  2,491   $  --
Interest Income             --         --         3,076      --          --         401        391        --        3,467      401
                         -----------------------------------------------------------------------------------------------------------
Total Income                --         --         3,530      --        2,037        401        391        --        5,958      401
                         -----------------------------------------------------------------------------------------------------------

Operating Expense           --         --           204      --          580        --         --         --          784      --
Depreciation and
 amortization               --         --            64      --          487        --          72        --          623      --
Interest                    --         --           237      --          655        --         --         --          892      --
General and
 administrative             --         --            13      --          --         --       1,169        --        1,182      --
                         -----------------------------------------------------------------------------------------------------------
Total Expenses              --         --           518      --        1,722        --       1,241        --        3,481      --
                         -----------------------------------------------------------------------------------------------------------
Income from joint
 ventures                   187        --            79      --          --         --         --         --          266      --
Minority interest           --         --            (8)     --          (10)       --         --         --          (18)     --
                         -----------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                   $  187     $  --      $  3,083   $  --      $   305    $   401    $  (850)   $   --     $  2,725   $   401
                         ===========================================================================================================

Total Assets             $46,486    $23,861    $152,513   $  --      $81,823    $45,077    $23,406    $   --     $304,228   $68,938
                         ===========================================================================================================
/TABLE

3.   Earnings Per Share

     In 1997, Financial Accounting Standards Board Statement ("SFAS") No. 128 "Earnings per Share" was issued. SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS 128 requirements.

     Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including Class A common shares.

     Diluted earnings per common share for the three months ended March 31, 1998 are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options (317,127) and warrants (643,533), under the treasury stock method. Diluted earnings per common share for the three months ended March 31, 1997 are equal to basic earnings per common share.

     The Company was a corporate subsidiary of the Trust prior to the Spin-off. Earnings per share was calculated using the weighted average number of shares outstanding assuming that the Spin-off and the Company's $123.6 million June 1997 private placement of common shares occurred on January 1, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.   General

     The Company is a real estate merchant banking firm which acquires, develops and operates real properties and invests in the debt and equity securities of private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property operations which is held in its 99.9% subsidiary, Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity activities and an SBU for property development and land operations.

     Commercial Property Operations - WCPT

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

     Debt and Equity Activities - dba Wellsford Capital Company

     The Company makes loans that constitute, or will invest in, real estate-related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities ("CMBS"), secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

     Property Development and Land Operations - dba Wellsford Development
     Company

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

     The principal asset of the property development and land operations SBU is an 80% interest in Palomino Park, a 1,880 unit class A multifamily development in a suburb of Denver, Colorado. The Company currently has invested $18.6 million through March 31, 1998 in the following multifamily development project, which is the second phase of Palomino
     Park:

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

     2.Results of Operations

     Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

     Prior to the Company's 1997 investments, the Company's operations consisted of earning interest income on the Sonterra Mortgage (originated in July 1996) and the initial phase of construction development activity with respect to Palomino Park. Therefore, the increase in operating revenues and expenses reflected in the financial statements is a result of the acquisition of primarily all of the Company's operating assets subsequent to March 31, 1997.

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

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of March 31, 1998, no balance was outstanding under the Line of Credit.

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

     Wellsford Commercial has a $375 million loan facility (the "Wellsford Commercial Bank Facility") from BankBoston and Goldman Sachs Mortgage Company, consisting of a secured term loan facility of up to $225 million and a secured revolving credit facility of up to $150 million. The term loan facility bears interest at LIBOR +1.6% and has a term of four years; the revolving credit facility bears interest at LIBOR +2.5% and has a term of three years, which may be renewed by Wellsford Commercial for one additional year. As of March 31, 1998, approximately $162.2 million was outstanding under the Wellsford Commercial Bank Facility ($107.9 million of which was under the term loan).

                                  PART II.

     OTHER INFORMATION

          Item 1:   Legal Proceedings - Not Applicable.

          Item 2:   Changes in Securities

          The following table is a summary of certain information relating to all securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act (the "Private Placements"):

                                         Persons or Class
          Type of     Date   Amount of   of Persons to
          Securities  of     Securities  Whom Securities
          Sold        Sale   Sold        Sold                  Consideration
          ---------- ------- ----------  --------------------  -------------

          Warrants   1/20/98 148,000(1)  Frank G. Creamer, Jr.      (2)
                                         Michael J. Vitale

          (1) In connection with the Company's investment in Creamer Realty Consultants, the Company issued 74,000 warrants to each of Frank G. Creamer, Jr. and Michael J. Vitale to purchase shares of Common Stock at an exercise price of approximately $15.175 per share. The Warrants are exercisable for five years.

          (2) In consideration for the Company's acquisition of a 49% interest in Creamer Realty Consultants.

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

          Item 4: Submission of Matters to a Vote of Security Holders - Not Applicable.

          Item 5:   Other Information - Not Applicable.

          Item 6:   Exhibits and Reports on Form 8-K

                    (a)  Exhibits filed with this Form 10-Q:
                         27.1 Financial Data Schedule (EDGAR Filing Only)

                    (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended March 31, 1998:

                         - Form 8-K filed January 8, 1998, relating to participation by a subsidiary of the Company in a subordinated credit facility.

                         - Form 8-K filed January 15, 1998, relating to the Company's completed development of Blue Ridge at Palomino Park.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.



By:/s/ Jeffrey H. Lynford
__________________________________________________
   Jeffrey H. Lynford, Chairman of the Board



   /s/ Gregory F. Hughes,
__________________________________________________
   Gregory F. Hughes, Chief Financial Officer


Dated: May 14, 1998