Form 10-Q
period 1998-06-30
WELLSFORD REAL PROPERTIES INC
filed 1998-08-14
CIK 1038222

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

For the quarterly period ended                    June 30, 1998
                                   ------------------------------------------
                                        OR

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

Number of shares of common stock, $.01 par value per share, outstanding as of August 14, 1998: 20,009,882.

Number of shares of Class A common stock, $.01 par value per share, outstanding as of August 14, 1998: 339,806.

=============================================================================
                       WELLSFORD REAL PROPERTIES, INC.
                                  FORM 10-Q

-----------------------------------------------------------------------------
                                    INDEX
-----------------------------------------------------------------------------



                                                                        Page
                                                                       Number
                                                                       ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 (unaudited)
          and December 31, 1997                                           3

          Consolidated Statements of Income (unaudited) for
          the three and six months ended June 30, 1998 and 1997           4

          Consolidated Statements of Cash Flows (unaudited) for
          the six months ended June 30, 1998 and 1997                     5

          Notes to Consolidated Financial Statements
          (unaudited)                                                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12

PART II.  OTHER INFORMATION                                              17

          SIGNATURES                                                     19

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                            June 30,           December 31,
                                              1998                 1997
                                          ------------         ------------
ASSETS                                     (Unaudited)

Real estate assets, at cost:
 Land                                   $  13,753,000          $   5,225,000
 Buildings and improvements                84,581,740             36,338,624
                                        ---------------        --------------
                                           98,334,740             41,563,624
   Less, accumulated depreciation          (1,233,065)                     -
                                        ---------------        --------------
                                           97,101,675             41,563,624
 Construction in progress                  22,847,901             17,177,824
                                        ----------------       --------------
                                          119,949,576             58,741,448
Notes receivable                           84,241,147            105,631,611
Investment in joint ventures               63,893,577             44,779,563
                                        ----------------       --------------
Total real estate assets                  268,084,300             209,152,622

Cash and cash equivalents                  24,891,453              29,895,212
Restricted cash                             7,404,208               7,695,910
Prepaid and other assets                    5,315,555               3,229,956
                                        ---------------        --------------

Total Assets                            $ 305,695,516          $ 249,973,700
                                        ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                 $  65,430,808          $  49,255,000
 Credit facility                                    -              7,500,000
 Accrued expenses and other
    liabilities                            12,445,344              9,763,109
                                        ---------------        --------------

Total Liabilities                          77,876,152             66,518,109
                                        ---------------        --------------

Commitments and contingencies                       -                      -

Minority interest                           4,320,644              2,297,295

Shareholders' Equity:
 Common Stock, 197,650,000 shares
   authorized - 20,009,882 shares, $.01
   par value per share, issued and out-
   standing at June 30, 1998                  200,099                166,567
 Class A Common Stock, 350,000
   shares authorized - 339,806 shares,
   $.01 par value per share, issued
   and outstanding at June 30, 1998             3,398                  3,398
 Series A 8% Convertible Redeemable
   Preferred Stock, $.01 par value per
   share, 2,000,000 shares authorized,
   no shares issued and outstanding                 -                      -
 Paid in capital in excess of par
   value                                  219,709,747            179,721,827
 Retained earnings                          5,633,074              1,941,518
 Deferred compensation                       (607,500)              (675,014)
 Treasury stock (81,015 shares)            (1,440,098)                  --
                                        ---------------        --------------

Total Shareholders' Equity                223,498,720            181,158,296
                                        ---------------        --------------

Total Liabilities and Shareholders'
  Equity                                $ 305,695,516          $ 249,973,700
                                        ===============        ==============

See accompanying notes.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                          Three Months Ended           Six Months Ended
                               June 30,                     June 30,
                       ------------------------     ------------------------
                          1998          1997            1998        1997
                       -----------  -----------     -----------  -----------

REVENUE
 Rental income         $ 3,453,257  $   588,269      $ 5,944,247  $   588,269
 Interest income         2,637,606    1,187,090        6,105,918    1,587,590
                       -----------  -----------      -----------  -----------
   Total Revenue         6,090,863    1,775,359       12,050,165    2,175,859
                       -----------  -----------      -----------  -----------

EXPENSES
 Property operating
  and maintenance          785,534       65,249        1,248,989       65,249
 Real estate taxes         323,428       35,000          570,509       35,000
 Depreciation and
  amortization             828,809      113,901        1,451,463      113,901
 Property management       101,048        6,459          174,707        6,459
 Interest                  863,752           --        1,755,415           --
 General and
  administrative         1,241,665      255,119        2,424,168      255,119
                       -----------  -----------      -----------  -----------
   Total Expenses        4,144,236      475,728        7,625,251      475,728
                       -----------  -----------      -----------  -----------

Income from joint
 ventures                2,268,076           --        2,533,942           --
                       -----------  -----------      -----------  -----------

Income before
 minority interest       4,214,703    1,299,631        6,958,856    1,700,131

Minority interest          (16,436)          --          (35,300)          --
                       -----------  -----------      -----------  -----------

Income before taxes      4,198,267    1,299,631        6,923,556    1,700,131

Income tax expense       1,984,000      284,000        3,232,000      284,000
                       -----------  -----------      -----------  -----------

Net income             $ 2,214,267  $ 1,015,631      $ 3,691,556  $ 1,416,131
                       ===========  ===========      ===========  ===========

Net income per
 common share, basic   $      0.11  $      0.06      $      0.19  $      0.08
                       ===========  ===========      ===========  ===========

Net income per common
  share, diluted       $      0.10  $      0.06      $      0.18  $      0.08
                       ===========  ===========      ===========  ===========

Weighted average number
  of common shares
  outstanding           20,349,688   16,911,849       19,368,749   16,911,849
                       ===========  ===========      ===========  ===========
See accompanying notes.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Six Months Ended
                                                 June 30,
                                 --------------------------------------------
                                        1998                        1997
                                 -------------------         ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                         $    3,691,556             $  1,416,131
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and
    amortization                         1,527,573                  113,901
   Income from joint ventures           (2,533,942)                      --
   Decrease (increase)
    in assets
     Restricted cash                      (923,391)              (1,557,935)
     Prepaid and other assets           (2,139,048)              (1,820,291)
  (Decrease) increase in
    liabilities
     Accrued expenses and other
       liabilities                       3,268,292                4,735,351
                                    ----------------           -------------
  Net cash provided by
   operating activities                  2,891,040                2,887,157
                                    ----------------           -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Investment in real estate
   assets                              (92,148,361)             (47,272,327)
 Investment in notes
    receivable                         (11,243,750)             (25,000,000)
 Investment in joint ventures          (16,003,617)                      --
 Repayments from notes receivable       39,313,644                       --
 Proceeds from sale of
  real estate assets                    63,993,737                       --
                                    ----------------           --------------
   Net cash provided by
    (used in) investing
    activities                         (16,088,347)             (72,272,327)
                                    ----------------           --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from credit
   facility                            48,000,000                46,900,000
 Repayment of credit
   facility                           (55,500,000)              (46,900,000)
 Proceeds from bridge loan                     --                 6,000,000
 Repayment of bridge loan                      --                (6,000,000)
 Proceeds from mortgage notes
   payable                             16,400,000                        --
 Repayment of mortgage notes
   payable                               (224,192)                       --
 Proceeds from private offering
   of common shares                            --               122,284,455
 Equity contributions                          --                17,060,633
 Distributions to minority
   interest                              (482,260)                       --
                                    ---------------            -------------
   Net cash provided by (used
    in) financing activities            8,193,548               139,345,088
                                    ---------------            -------------

 Net increase (decrease) in
   cash and cash equivalents           (5,003,759)               69,959,918
 Cash and cash equivalents,
   beginning of period                 29,895,212                        --
                                    ----------------           --------------
 Cash and cash equivalents,
   end of period                    $  24,891,453              $ 69,959,918
                                    ================           ==============

SUPPLEMENTAL INFORMATION:
 Cash paid during the
  period for interest               $   2,194,218              $  1,071,046

SUPPLEMENTAL SCHEDULE OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES
 Shares issued in connection
   with acquisition of
   commercial office properties
   and notes receivable             $(39,362,500)              $ (2,250,000)
 Warrants issued in connection
   with acquisition of joint
   venture investment               $   (750,000)              $         --


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

     In August 1997, the Company, through WCPT, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman Sachs & Co., formed a private real estate operating company, Wellsford/Whitehall Properties, L.L.C. ("Wellsford Commercial").

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


2.   Industry Segments and Recent Activities


     Commercial Property Operations

     The Company's commercial property operations segment consists of Wellsford Commercial, which is accounted for on the equity method. Wellsford Commercial had net real estate assets of $434.1 million, total assets of $447.6 million, term loans and credit facility debt of $236.5 million, mortgage debt of $68.3 million and equity of $134.6 million at June 30, 1998. During the six months ended June 30, 1998, Wellsford Commercial earned $20.0 million in total revenues, primarily rental income, and incurred $7.6 million of operating expenses, $6.7 million of interest expense, $2.4 million of depreciation, and $1.3 million of general and administrative expense, resulting in net income of $2.0 million. As of June 30, 1998, Wellsford Commercial owned 31 properties containing approximately 4.1 million square feet located in the New Jersey, Boston, and Washington D.C. areas.

     In February 1998, Wellsford Commercial entered into an option agreement to enter into a contribution agreement whereby a 972,000 square foot ("SF") portfolio of thirteen office buildings was contributed to Wellsford Commercial for $148.7 million. In May 1998, Wellsford Commercial completed this acquisition. The acquisition was financed with (i) the assumption of $68.3 million of mortgage debt, (ii) a $35.8 million draw on Wellsford Commercial's revolver/term loan, (iii) the issuance of $19.0 million of Wellsford Commercial 6% convertible preferred units, (iv) $18.0 million of capital contributions, and (v) the issuance of $7.6 million of Wellsford Commercial common units.

     In February 1998, Wellsford Commercial acquired a 65,000SF office building in Boston, MA for $5.5 million and 19 acres of undeveloped land in Somerset, NJ for $2.0 million, which is adjacent to four buildings currently owned by Wellsford Commercial.

     In March 1998, Wellsford Commercial purchased an 80,000SF property for approximately $5.4 million.

     In May 1998, Wellsford Commercial acquired two warehouse buildings totaling approximately 500,000SF for $28.4 million in Needham, MA. Wellsford Commercial currently intends to convert the facilities into first class office buildings. The two buildings are currently leased to the Polaroid Corporation for a period of approximately 12 months.

     In June 1998, Wellsford Commercial acquired an approximately 63,000SF office building located in Andover, MA for approximately $7.4 million and two office buildings totaling 100,000SF located in Basking Ridge, NJ for approximately $15.0 million.

     In July 1998, Wellsford Commercial restructured its existing $375 million revolver/term loan with BankBoston and Goldman Sachs Mortgage Company. Under the new terms, $300 million represents a senior secured credit facility bearing interest at LIBOR +1.65% and $75 million represents a secured mezzanine facility bearing interest at LIBOR +3.2%. Both facilities mature on December 15, 2000 and are extendable for one year by WCPT.

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

     In February 1998, the Company completed the previously announced merger (the "VLP Merger") with Value Property Trust ("VLP") for total consideration of approximately $169 million. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64 million. Approximately $4.7 million of the purchase price was recorded as a net deferred tax asset reflecting the value of VLP's net operating loss carryforwards. $48 million was drawn on the Company's credit facility to finance the VLP Merger, which was subsequently repaid primarily from the proceeds of the mortgage on Sonterra at Williams Centre (see below) and cash received from VLP. The Company retained seven of the VLP properties containing an aggregate of approximately 0.6 million square feet located primarily in the northeastern U.S.

     In December 1997, a subsidiary of the Company joined with Fleet Real Estate, Inc. to advance $19.6 million under a subordinated credit facility to Industrial Properties Holding, L.P. In February 1998, the Company's $9.8 million portion of this loan was repaid, at which time the Company received a total of $0.8 million in interest and fees.

     In May 1998, the Company and Morgan Guaranty Trust Company of New York expanded their secured credit facility to affiliates of the Abbey Company, Inc. to $120 million (the "Abbey Credit Facility"). As of June 30, 1998, approximately $38.7 million had been advanced by the Company under the Abbey Credit Facility. An additional $5.4 million was advanced in August 1998. Under the terms of the related participation agreement, the Company will fund a 50% junior participation on all advances under the Abbey Credit Facility.

     In July 1998, the Company funded an $18 million participation in a $175 million loan made by Bank One to the DeBartolo Group (the "DeBartolo Loan"). The DeBartolo Loan is secured by partnership units in Simon DeBartolo Group, L.P., a real estate investment trust which owns approximately 175 million square feet of mall space nationwide. The DeBartolo Loan bears interest at 8.547%, payable quarterly, pays principal based on a 20 year amortization schedule and is due in June 2008.

     In August 1998, the Company funded a $15 million participation in a $100 million unsecured loan to First Union Real Estate Investments ("First Union"), a publicly traded real estate investment trust which owns 22 regional malls, eight multifamily apartment properties and five office properties nationwide (the "First Union Loan"). The First Union Loan bears interest at 9.875% and is due in February 1999 with two three-month extensions available to First Union. First Union has also paid a 1.5% loan fee at origination.

     Land and Development Operations

     In January 1998, the Company acquired Sonterra at Williams Centre, a 344-unit class A residential apartment complex in Tucson, Arizona for approximately $20.5 million. The Company had previously held a $17.8 million mortgage on the property.

     In February 1998, the Company obtained a $16.4 million mortgage on Sonterra at Williams Centre, bearing interest at 6.87% and having a term of 10 years and principal payments based on a 30 year amortization schedule.

     In May 1998, the Company acquired the land for Phase IV of its Palomino Park development located in a suburb of Denver, CO for approximately $3.2 million.

     Other

     In January 1998, the $7.5 million then outstanding on the Company's credit facility was repaid.

     In March 1998, the Company issued additional options to purchase common shares of the Company to two of its officers. Each of the two officers received 100,000 options with an exercise price of $17.50 per share and 100,000 options with an exercise price of $20.00 per share. The options have a term of 10 years and vest, in equal amounts, over five years.

                                          WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       (Unaudited)(continued)
Selected Financial Data By Industry Seqment

(table in thousands)
                              Commercial                                 Land and
                               Property           Debt and Equity       Development
                              Operations            Activities           Operations               Other             Consolidated
                         -------------------   -------------------   -------------------   -------------------   -------------------
                         Six Months Ended      Six Months Ended      Six Months Ended      Six Months Ended      Six Months Ended
                              June 30,              June 30,              June 30,              June 30,              June 30,
                         -------------------   -------------------   -------------------   -------------------   -------------------
                           1998       1997       1998       1997       1998       1997       1998       1997       1998       1997
                           ----       ----       ----       ----       ----       ----       ----       ----       ----       ----

Rental income            $  --      $  588     $  1,904  $    --     $ 4,040    $   --     $   --     $   --     $  5,944   $    588
Interest income             --         --         5,804       467        --         801        302        320       6,106      1,588
                         -----------------------------------------------------------------------------------------------------------
Total Income                --         588        7,708       467      4,040        801        302        320      12,050      2,176
                         -----------------------------------------------------------------------------------------------------------

Operating expense           --         107          763       --       1,232        --         --         --        1,995        107
Depreciation and
 amortization               --         106          258       --         976        --         217          8       1,451        114
Interest                    --         --           237       --       1,486        --          32        --        1,755        --
General and
 administrative             --         --           184       --         --         --       2,240        255       2,424        255
                         -----------------------------------------------------------------------------------------------------------
Total Expenses              --         213        1,442       --       3,694        --       2,489        263       7,625        476
                         -----------------------------------------------------------------------------------------------------------
Income from joint
 ventures                 2,380        --           154       --         --         --         --         --        2,534        --
Minority interest           --         --           (27)      --          (8)       --         --         --          (35)       --
                         -----------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                   $2,380     $  375     $  6,393   $   467    $   338    $   801    $(2,187)   $    57    $  6,924   $  1,700
                         ===========================================================================================================

Total Assets             $61,675    $51,658    $147,412   $25,000    $85,912    $43,113    $10,697    $75,780    $305,696   $195,551
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

     Diluted earnings per common share for the three and six months ended June 30, 1998 and 1997 are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and warrants, under the treasury stock method as shown below.


                              Three Months Ended       Six Months Ended
                                   June 30,                 June 30,
                               1998      1997           1998      1997

     Dilutive common
      share options           307,217   28,325         317,127    14,163
     Dilutive warrants        553,900      N/A         643,533      N/A


     The Company was a corporate subsidiary of the Trust prior to the Spin-off. Earnings per share was calculated using the weighted average number of shares outstanding assuming that the Spin-off and the Private Placement occurred on January 1, 1997.

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

     Property Development and Land Operations- dba Wellsford Development
     Company

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

     The principal asset of the property development and land operations SBU is an 80% interest in Palomino Park, an 1,800 unit class A multifamily development located in a suburb of Denver, Colorado. The Company currently has invested $22.7 million through June 30, 1998 in the following multifamily development project, which is the second phase of Palomino Park, and related infrastructure costs:

                 Number                  Estimated         Estimated
     Name       of Units    Location    Total Cost    Stabilization Date

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

     The construction loan on Red Canyon is for approximately $29.5 million, matures on September 29, 1999 (with a 6-month extension at the option of the Phase II LLC upon fulfillment of certain conditions), and bears interest at LIBOR plus 1.65%. Feld has guaranteed repayment of this loan. An affiliate of EQR has agreed to purchase the Phase II construction loan when due (the "EQR Take-out Commitment"), assuming completion of construction, if it is not satisfied by the Phase II LLC or by Feld pursuant to his guarantee, for the lesser of the loan balance or the final agreed upon construction budget.


     Risks Associated with Forward-Looking Statements.

     This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
     amended.   Such forward-looking statements involve known and unknown
     risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission (the "Commission") on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing; difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks associated with equity investments in and with third parties; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the Commission. Therefore, actual results could differ materially from those projected in such statements.

2.   Results of Operations

     Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997.

     Capitalized terms used herein which are not defined elsewhere in this Quarterly Report on Form 10-Q shall have the meanings ascribed to them in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Rental income increased by $5.4 million. This increase is a result of the acquisition of properties in connection with the VLP Merger in February 1998, the completion of Blue Ridge (Phase I of the Company's Palomino Park development) in December 1997 and the acquisition of Sonterra at Williams Centre in January 1998, net of the decrease associated with the contribution of all of the Company's then owned commercial properties to Wellsford Commercial in August 1997.

     Interest income increased by $4.5 million. This increase is primarily a result of the issuance of approximately $94.8 million in notes receivable during the period from April 1997 through June 1998 bearing interest at rates between LIBOR +3% and approximately LIBOR +6%; $28.8 million of notes receivable were repaid during this period.

     Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $1.2 million, $0.5 million, $1.3 million, and $0.2 million, respectively. These increases are a result of the factors which affected rental income, as described above.

     Interest expense increased by $1.8 million as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds subsequent to June 30, 1997. Interest on the Palomino Park Bonds was capitalized to the Company's Palomino Park development.

     General and administrative expense increased $2.2 million. This increase is a result of the Company commencing operations subsequent to the Spin-off in May 1997, as well as the Company's growth over the last year.

     Income from joint ventures increased by $2.5 million. This increase is a result of the Wellsford Commercial joint venture transaction in August 1997 and the Creamer Realty Consultants joint venture transaction in January 1998.

     Minority interest is a result of EQR's 20% interest in the Company's Palomino Park development, as well as certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger.

     The income tax provision increased as a result of the increase from approximately $0.7 million of taxable income during the period from the Spin-off through June 30, 1997 to approximately $6.9 million of taxable income during the six months ended June 30, 1998.

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

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of the Company's common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendable for one year) from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of June 30, 1998, no balance was outstanding under the Line of Credit.

     Creamer Realty Consultants and Creamer Vitale Wellsford, together with PREI, have established the Clairborne Investors Mortgage Investment Program to make opportunistic investments and to provide liquidity to participants in large syndicated mortgage loan transactions. The parties have agreed to contribute up to $150 million to fund acquisitions approved by the parties, of which a subsidiary of the Company will fund 10%. Creamer Vitale Wellsford will originate, co-invest, and manage the investments of the program.

     Wellsford Commercial has a $375 million loan facility (the "Wellsford Commercial Bank Facility") from BankBoston, N.A. and Goldman Sachs Mortgage Company, consisting of a secured term loan facility of up to $225 million and a secured revolving credit facility of up to $150 million. The term loan facility bears interest at LIBOR +1.6% and has a term of four years; the revolving credit facility bears interest at LIBOR +2.5% and has a term of three years, which may be renewed by Wellsford Commercial for one additional year. As of June 30, 1998, approximately $236.5 million was outstanding under the Wellsford Commercial Bank Facility ($131.5 million of which was under the term loan). The Wellsford Commercial Bank Facility was restructured in July 1998 with the same lenders. Under the new terms, $300 million represents a senior secured credit facility bearing interest at LIBOR +1.65% and $75 million represents a secured mezzanine facility bearing interest at LIBOR +3.2%. Both facilities mature on December 15, 2000 and are extendable for one year by WCPT.

PART II.

OTHER INFORMATION

     Item 1:   Legal Proceedings - Not Applicable.

     Item 2:   Changes in Securities - Not Applicable.

     Item 3:   Defaults upon Senior Securities - Not Applicable.

     Item 4:   Submission of Matters to a Vote of Security Holders

               On May 28, 1998, the Company held its annual meeting of shareholders. A total of 16,228,946 common shares, representing approximately 81% of the 20,009,882 common shares outstanding and entitled to vote, and 339,806 Class A common shares representing 100% of the Class A common shares outstanding and entitled to vote, as of the record date (April 15, 1998) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and Class A common shares are hereinafter referred to as the "Common Shares".

               At the meeting, Edward Lowenthal and Rodney F. Du Bois were reelected as directors to terms expiring at the 2001 annual meeting of shareholders. Each of the reelected directors received the affirmative vote of at least 16,543,068 Common Shares representing approximately 81% of the Common Shares voted. The terms of the five other trustees, Jeffrey H. Lynford, Douglas Crocker II, Mark S. Germain, Frank J. Hoenemeyer, and Frank J. Sixt continued after the meeting.

               The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998 by the affirmative vote of 16,561,719 Common Shares. 2,791 Common Shares voted against the proposal, 3,242 Common Shares abstained from voting and 1,000 Common Shares constituted broker non-votes.

               The shareholders also approved the Company's 1998 Management Incentive Plan by the affirmative vote of 13,738,974 Common Shares. 312,232 Common Shares voted against the proposal, 12,182 Common Shares abstained from voting and 2,505,364 Common Shares constituted broker non-votes.

     Item 5:   Other Information

               Shareholder Proposals

               Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for presentation at the Company's 1999 Annual Meeting will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after March 13, 1999.

     Item 6:   Exhibits and Reports on Form 8-K

               (a)  Exhibits filed with this Form 10-Q:
                    27.1 Financial Data Schedule (EDGAR Filing Only)

               (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended June 30, 1998:

                    - Form 8-K, dated and filed with the Commission on April 28, 1998, reporting information under Item 2 and Item 7 relating to Wellsford Commercial's acquisition of the Saracen Portfolio.

                    - Form 8-K/A Amendment No. 1, dated April 28, 1998 and filed with the Commission on May 13, 1998, containing the (i) audited combined statement of revenues and certain expenses for the year ended December 31, 1997 of the Saracen Properties and (ii) unaudited pro forma consolidated income statement for the year ended December 31, 1997 of the Company as a result of the acquisition of the Saracen Portfolio.

                    - Form 8-K/A Amendment No. 2, dated May 15, 1998 and filed with the Commission on May 28, 1998, reporting information under Item 2 relating to Wellsford Commercial's closing of the acquisition of the Saracen Portfolio.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.



By:  /s/ Jeffrey H. Lynford
     __________________________________________________
     Jeffrey H. Lynford, Chairman of the Board


     /s/ Gregory F. Hughes
     __________________________________________________
     Gregory F. Hughes, Chief Financial Officer


Dated: August 14, 1998