Form 10-Q
period 1998-09-30
WELLSFORD REAL PROPERTIES INC
filed 1998-11-13
CIK 1038222

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

-----------------------------------------------------------------------------
|                                 FORM 10-Q                                 |
-----------------------------------------------------------------------------

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 1998
                                       --------------------------------------
                                             OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ______________      to      ______________

Commission file number                               1-12917
                                   ------------------------------------------

                      Wellsford Real Properties, Inc.
-----------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

              Maryland                                      13-3926898
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation             (IRS Employer
   or organization)                                     Identification No.)

                    610 Fifth Avenue, New York, NY  10020
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

Yes    ___X___           No  ______

Number of shares of common stock, $.01 par value per share, outstanding as of November 13, 1998: 20,009,882.

Number of shares of Class A common stock, $.01 par value per share, outstanding as of November 13, 1998: 339,806.

PAGE

                       WELLSFORD REAL PROPERTIES, INC.
                                  FORM 10-Q


-----------------------------------------------------------------------------
|                                   INDEX                                   |
-----------------------------------------------------------------------------

                                                                        Page
                                                                       Number
                                                                       ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1998 (unaudited) and December 31, 1997            3

          Consolidated Statements of Income (unaudited) for the
          three and nine months ended September 30, 1998 and 1997         4

          Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 1998 and 1997           5

          Notes to Consolidated Financial Statements (unaudited)          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      12

PART II.  OTHER INFORMATION                                              17

          SIGNATURES                                                     18

PAGE

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                          September 30,        December 31,
                                              1998                 1997
                                          ------------         ------------
ASSETS                                     (Unaudited)

Real estate assets, at cost:
 Land                                   $  13,753,000          $   5,225,000
 Buildings and improvements                84,625,330             36,338,624
                                        ---------------        --------------
                                           96,378,330             41,563,624
   Less, accumulated depreciation          (1,914,185)                     -
                                        ---------------        --------------
                                           96,464,145             41,563,624
 Construction in progress                  23,198,821             17,177,824
                                        ----------------       --------------
                                          119,662,966             58,741,448
Notes receivable                          125,043,083            105,631,611
Investment in joint ventures               75,893,344             44,779,563
                                        ----------------       --------------
Total real estate assets                  320,599,393             209,152,622

Cash and cash equivalents                   1,501,307              29,895,212
Restricted cash                             7,271,892               7,695,910
Prepaid and other assets                    6,983,454               3,229,956
                                        ---------------        --------------

Total Assets                            $ 336,356,046          $ 249,973,700
                                        ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                 $  65,304,909          $  49,255,000
 Credit facility                           28,500,000              7,500,000
 Accrued expenses and other
    liabilities                            10,282,528              9,763,109
                                        ---------------        --------------

Total Liabilities                         104,087,437             66,518,109
                                        ---------------        --------------

Commitments and contingencies                       -                      -

Minority interest                           4,294,346              2,297,295

Shareholders' Equity:
 Common Stock, 197,650,000 shares
   authorized - 20,009,882 shares, $.01
   par value per share, issued and out-
   standing at September 30, 1998             200,099                166,567
 Class A Common Stock, 350,000
   shares authorized - 339,806 shares,
   $.01 par value per share, issued
   and outstanding at
   September 30, 1998                           3,398                  3,398
 Series A 8% Convertible Redeemable
   Preferred Stock, $.01 par value per
   share, 2,000,000 shares authorized,
   no shares issued and outstanding                 -                      -
 Paid in capital in excess of par
   value                                  221,134,799            179,721,827
 Retained earnings                          8,649,814              1,941,518
 Deferred compensation                       (573,750)              (675,014)
 Treasury stock, 81,015 shares             (1,440,097)                  --
                                        ---------------        --------------

Total Shareholders' Equity                227,974,263            181,158,296
                                        ---------------        --------------

Total Liabilities and Shareholders'
  Equity                                $ 336,356,046          $ 249,973,700
                                        ===============        ==============

See accompanying notes.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                          Three Months Ended           Nine Months Ended
                            September 30,                 September 30,
                       ------------------------     ------------------------
                          1998          1997            1998        1997
                       -----------  -----------     -----------  -----------

REVENUE
 Rental income         $ 3,379,479  $   671,585      $ 9,323,726  $ 1,259,854
 Interest income         3,064,664    2,537,300        9,170,582    4,124,890
                       -----------  -----------      -----------  -----------
   Total Revenue         6,444,143    3,208,885       18,494,308    5,384,744
                       -----------  -----------      -----------  -----------

EXPENSES
 Property operating
  and maintenance          752,503      176,008        2,001,492      241,257
 Real estate taxes         351,775       70,692          922,284      105,692
 Depreciation and
  amortization             787,536      106,613        2,238,999      220,514
 Property management       178,996       11,897          353,703       18,356
 Interest                1,097,922           --        2,853,337           --
 General and
  administrative         1,614,916    1,266,005        4,039,084    1,521,124
                       -----------  -----------      -----------  -----------
   Total Expenses        4,783,648    1,631,215       12,408,899    2,106,943
                       -----------  -----------      -----------  -----------

Income from joint
 ventures                  333,679      160,235        2,867,621      160,235
                       -----------  -----------      -----------  -----------

Income before
 minority interest       1,994,174    1,737,905        8,953,030    3,438,036

Minority interest           (6,434)          --          (41,734)          --
                       -----------  -----------      -----------  -----------

Income before taxes      1,987,740    1,737,905        8,911,296    3,438,036

Income tax expense
 (benefit)              (1,029,000)     719,000        2,203,000    1,003,000
                       -----------  -----------      -----------  -----------

Net income             $ 3,016,740  $ 1,018,905      $ 6,708,296  $ 2,435,036
                       ===========  ===========      ===========  ===========

Net income per
 common share, basic   $      0.15  $      0.06      $      0.34  $      0.14
                       ===========  ===========      ===========  ===========

Net income per common
  share, diluted       $      0.15  $      0.06      $      0.33  $      0.14
                       ===========  ===========      ===========  ===========

Weighted average number
  of common shares
  outstanding           20,349,688   16,911,849       19,699,322   16,911,849
                       ===========  ===========      ===========  ===========
See accompanying notes.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Nine Months Ended
                                                 September 30,
                                 --------------------------------------------
                                        1998                        1997
                                 -------------------         ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                         $    6,708,296             $  2,435,036
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and
    amortization                         2,294,750                  220,514
   Income from joint ventures           (2,867,621)                      --
   Decrease (increase)
    in assets
     Restricted cash                       424,018               (1,197,105)
     Prepaid and other assets           (3,832,992)              (1,881,127)
  (Decrease) increase in
    liabilities
     Accrued expenses and other
       liabilities                       1,308,151                6,667,004
                                    ----------------           -------------
  Net cash provided by
   operating activities                  4,034,602                6,244,322
                                    ----------------           -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Investment in real estate
   assets                              (92,542,871)             (49,784,452)
 Investment in notes
    receivable                         (57,368,749)             (97,653,823)
 Investment in joint ventures          (27,757,061)              (2,320,593)
 Repayments from notes receivable       44,697,801                       --
 Proceeds from sale of
  real estate assets                    63,993,737                       --
                                    ----------------           --------------
   Net cash provided by
    (used in) investing
    activities                         (68,977,143)            (149,758,868)
                                    ----------------           --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from credit
   facility                            76,500,000                56,900,000
 Repayment of credit
   facility                           (55,500,000)              (46,900,000)
 Proceeds from bridge loan                     --                 6,000,000
 Repayment of bridge loan                      --                (6,000,000)
 Proceeds from mortgage notes
   payable                             16,400,000                        --
 Repayment of mortgage notes
   payable                               (350,091)                       --
 Proceeds from private offering
   of common shares                            --               121,986,453
 Equity contributions                          --                17,060,633
 Distributions to minority
   interest                              (501,273)                       --
                                    ---------------            -------------
   Net cash provided by (used
    in) financing activities           36,548,636               149,047,086
                                    ---------------            -------------

 Net increase (decrease) in
   cash and cash equivalents          (28,393,905)                5,532,540
 Cash and cash equivalents,
   beginning of period                 29,895,212                        --
                                    ----------------           --------------
 Cash and cash equivalents,
   end of period                    $   1,501,307              $  5,532,540
                                    ================           ==============

SUPPLEMENTAL INFORMATION:
 Cash paid during the
  period for interest               $   3,507,578              $  1,233,525
 Cash paid during the
  period for income taxes           $   1,613,936              $         --

SUPPLEMENTAL SCHEDULE OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES
 Shares issued in connection
   with acquisition of
   commercial office properties
   and notes receivable             $(39,362,500)              $ (2,250,000)
 Warrants issued in connection
   with acquisition of joint
   venture investment               $   (750,000)              $ (6,198,345)


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

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property operations which is held in its 99.9% subsidiary, Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity activities and an SBU for property development and land operations.

     In August 1997, the Company, through WCPT, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman Sachs & Co., formed a private real estate operating company, now known as Wellsford/Whitehall Properties II, L.L.C. ("Wellsford Commercial").

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

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (continued)

2.   Industry Segments and Recent Activities


     Commercial Property Operations

     The Company's commercial property operations segment consists of Wellsford Commercial, which is accounted for on the equity method. Wellsford Commercial had net real estate assets of $461.4 million, total assets of $477.3 million, credit facility debt of $255.5 million, mortgage debt of $68.2 million and equity of $147.1 million at September 30, 1998. During the nine months ended September 30, 1998, Wellsford Commercial earned $35.9 million in total revenues, primarily rental income, and incurred $13.6 million of operating expenses, $12.8 million of interest expense, $4.6 million of depreciation, and $2.0 million of general and administrative expense, resulting in net income of $2.9 million. As of September 30, 1998, Wellsford Commercial owned 33 properties containing approximately 4.3 million square feet located in the New Jersey, Boston and Washington D.C. areas.

     In February 1998, Wellsford Commercial acquired a 65,000SF office building in Boston, MA for $5.5 million and 19 acres of undeveloped land in Somerset, NJ for $2.0 million, which is adjacent to four buildings currently owned by Wellsford Commercial.

     In March 1998, Wellsford Commercial purchased an 82,000SF property in Somerset, NJ for approximately $5.4 million.

     In May 1998, Wellsford Commercial completed the acquisition of a 972,000 square foot ("SF") portfolio of thirteen office buildings for $148.7 million. The acquisition was financed with (i) the assumption of $68.3 million of mortgage debt, (ii) a $35.8 million draw on Wellsford Commercial's revolver/term loan, (iii) the issuance of $19.0 million of Wellsford Commercial 6% convertible preferred units, (iv) $18.0 million of capital contributions and (v) the issuance of $7.6 million of Wellsford Commercial common units.

     In May 1998, Wellsford Commercial acquired two warehouse buildings totaling approximately 470,000SF for $28.4 million in Needham, MA. Wellsford Commercial currently intends to convert the facilities into first class office buildings. The two buildings are currently leased to the Polaroid Corporation for a period of approximately 12 months.

     In June 1998, Wellsford Commercial acquired an approximately 63,000SF office building located in Andover, MA for approximately $7.4 million and two office buildings totaling 104,000SF located in Basking Ridge, NJ for approximately $15.0 million.

     In July 1998, Wellsford Commercial restructured its existing $375 million revolver/term loan with BankBoston and Goldman Sachs Mortgage Company. Under the new terms, $300 million represents a senior secured credit facility bearing interest at LIBOR +1.65% and $75 million

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (continued)

     represents a secured mezzanine facility bearing interest at LIBOR +3.2%. Both facilities mature on December 15, 2000 and are extendable for one year by WCPT.

     In September 1998, Wellsford Commercial purchased two office buildings totaling approximately 199,000SF in Franklin Township, NJ for approximately $22.8 million.

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

     In May 1998, the Company and Morgan Guaranty Trust Company of New York expanded their secured credit facility to affiliates of the Abbey Company, Inc. to $120 million (the "Abbey Credit Facility"). As of September 30, 1998, approximately $52.1 million had been advanced by the Company under the Abbey Credit Facility, which bears interest at LIBOR + 4.0%. Under the terms of the related participation agreement, the Company will fund a 50% junior participation on all advances under the Abbey Credit Facility.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (continued)


     In July 1998, the Company purchased an $18 million participation in a $175 million loan (the "DeBartolo Loan"). The DeBartolo Loan is secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns approximately 175 million square feet of mall space nationwide. The DeBartolo Loan bears interest at 8.547%, payable quarterly, pays principal based on a 20 year amortization schedule and is due in July 2008.

     In August 1998, the Company funded a $15 million participation in a $100 million unsecured loan to a publicly traded real estate investment trust which owns 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bears interest at 9.875% and is due in February 1999 with two three-month extensions available to the borrower. The borrower has also paid a 1.5% loan fee at origination.

     In August 1998, the Company's $5.1 million Park 80 note receivable was repaid.

     In July and August 1998, the Company invested a total of $2.1 million in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire") which structures, establishes and provides management and services for special purpose finance companies ("SPFCs") formed to invest in financial assets. The Company also invested a total of $4.4 million in a joint venture SPFC with Liberty Hampshire. This SPFC has invested in a participation in the Debartolo Loan and has acquired an interest in REIS Reports, Inc., a leading provider of real estate market information to institutional investors.

     In October 1998, the Company closed on $28 million of non-recourse financing on a portfolio of seven commercial properties acquired in the VLP Merger. The loan bears interest at LIBOR + 2.75% and has a term of three years. The proceeds were used to repay amounts outstanding on the Company's credit facility and for working capital purposes.

     Development and Land  Operations

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

     In August 1998, the Company committed to a $27 million permanent loan (the "Red Canyon Loan") for Red Canyon, the 304-unit second phase of the Company's 1800-unit Palomino Park

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (continued)

     development, located in a suburb of Denver, CO. The Red Canyon Loan is expected to be funded upon completion of construction, estimated to occur in December 1998, bear interest at 6.75%, mature in 10 years, and pay principal based on a 30 year amortization schedule. The Company paid an approximately $0.6 million commitment fee in connection with this transaction.

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

     In August and September 1998, the Company drew a total of $28.5 million on its credit facility to fund the above described transactions. In October 1998, $21.5 million of these advances were repaid from proceeds of the $28 million financing of the properties acquired in the VLP Merger described above.

Selected Financial Data By Industry Segment
(table in thousands)
                              Commercial                                Development
                               Property           Debt and Equity        and Land
                              Operations            Activities          Operations                Other             Consolidated
                         -------------------   -------------------   -------------------   -------------------   -------------------
                         Nine Months Ended     Nine Months Ended     Nine Months Ended     Nine Months Ended     Nine Months Ended
                           September 30,         September 30,         September 30,         September 30,         September 30,
                         -------------------   -------------------   -------------------   -------------------   -------------------
                           1998       1997       1998       1997       1998       1997       1998       1997       1998       1997
                           ----       ----       ----       ----       ----       ----       ----       ----       ----       ----

Rental income            $  --      $ 1,260    $  3,354   $    --    $ 5,970    $   --     $   --     $   --     $  9,324   $  1,260
Interest income               1        --         8,765      1,917       --       1,202        404      1,006       9,170      4,125
                         -----------------------------------------------------------------------------------------------------------
Total Income                  1       1,260      12,119      1,917     5,970      1,202        404      1,006      18,494      5,385
                         -----------------------------------------------------------------------------------------------------------

Operating expense            --         365       1,456        --      1,822        --         --         --        3,278        365
Depreciation and
 amortization               131         189         581        --      1,463        --          64         32       2,239        221
Interest                     --          --         512        --      2,299        --          42        --        2,853        --
General and
 administrative              --          --         217        --        --         --       3,822      1,521       4,039      1,521
                         -----------------------------------------------------------------------------------------------------------
Total Expenses              131         554       2,766        --      5,584        --       3,928      1,553      12,409      2,107
                         -----------------------------------------------------------------------------------------------------------
Income from joint
 ventures                 2,643         160         225        --        --         --         --         --        2,868       160
Minority interest            --          --         (45)       --           3       --         --         --          (42)       --
                         -----------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                   $ 2,513    $   866    $  9,533   $  1,917   $   389    $ 1,202    $(3,524)   $  (547)   $  8,911   $  3,438
                         ===========================================================================================================

Total Assets             $67,154    $32,425    $176,227   $128,765   $85,675    $42,336    $ 7,300    $10,876    $336,356   $214,402
                         ===========================================================================================================
/TABLE

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (continued)

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

     Diluted earnings per common share for the three and nine months ended September 30, 1998 and 1997 are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and warrants, under the treasury stock method as shown below.

                              Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                               1998      1997           1998      1997
                               ----      ----           ----      ----
     Dilutive common
      share options           154,302   217,598        258,952   81,903
     Dilutive warrants          --       52,240        396,787   17,413



     The Company was a corporate subsidiary of the Trust prior to the Spin-off. Earnings per share was calculated using the weighted average number of shares outstanding assuming that the Spin-off and the Private Placement occurred on January 1, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.   General

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property operations which is held in its 99.9% subsidiary, Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity activities and an SBU for property development and land operations.

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

     Property Development and Land Operations- dba Wellsford Development
     Company

     The Company engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities it can achieve returns which are greater than returns which could be achieved by acquiring stabilized properties. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     The principal asset of the property development and land operations SBU is an 80% interest in Palomino Park, an 1,800 unit class A multifamily development located in a suburb of Denver, Colorado. The Company currently has a gross investment of approximately $23.2 million at September 30, 1998 in the following multifamily development project, which is the second phase of Palomino Park, and related infrastructure costs:

                 Number                   Estimated           Estimated
     Name        of Units   Location      Total Cost      Stabilization Date
     ----        --------   ---------     ----------      ------------------
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


     Risks Associated with Forward-Looking Statements.

     This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
     amended.   Such forward-looking statements involve known and unknown
     risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission (the "Commission") on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; difficulty of locating suitable investments; competition; risks of

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

     real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks associated with equity investments in and with third parties; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

2.   Results of Operations

     Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

     Capitalized terms used herein which are not defined elsewhere in this Quarterly Report on Form 10-Q shall have the meanings ascribed to them in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Rental income increased by $8.1 million. This increase is a result of the acquisition of properties in connection with the VLP Merger in February 1998, the completion of Blue Ridge (Phase I of the Company's Palomino Park development) in December 1997 and the acquisition of Sonterra at Williams Centre in January 1998, net of the decrease associated with the contribution of all of the Company's then owned commercial properties to Wellsford Commercial in August 1997.

     Interest income increased by $5.0 million. This increase is primarily a result of the issuance of approximately $141.2 million in notes receivable during the period from April 1997 through September 1998 bearing interest at rates between LIBOR +2% and approximately LIBOR +6%; $34.1 million of notes receivable were repaid during this period.

     Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $1.8 million, $0.8 million, $2.0 million, and $0.3 million, respectively. These increases are a result of the factors which affected rental income, as described above.

     Interest expense increased by $2.9 million as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds subsequent to September 30, 1997. Interest on the Palomino Park Bonds was capitalized to the Company's Palomino Park development.

     General and administrative expense increased by $2.5 million. This increase is a result of the Company commencing operations subsequent to the Spin-off in May 1997, as well as the Company's growth over the last year.

     Income from joint ventures increased by $2.7 million. This increase is a result of the Wellsford Commercial joint venture transaction in August 1997 and the Creamer Realty Consultants joint venture transaction in January 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     Minority interest is a result of EQR's 20% interest in the Company's Palomino Park development, as well as certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998.

     The income tax provision increased as a result of the increase from approximately $1.4 million of taxable income during the period from the Spin-off through September 30, 1997 to approximately $8.9 million of taxable income during the nine months ended September 30, 1998, net of the effects of the net operating loss carry forwards acquired in the VLP Merger.

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

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of the Company's common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "Line of Credit") which initially bears interest at an annual rate equal to LIBOR plus 175 basis points. The EQR Preferred Commitment is pledged as security for the Line of Credit. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of September 30, 1998, approximately $28.5 million was outstanding under the Line of Credit. In October 1998, $21.5 million of this amount was repaid.

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

     Wellsford Commercial has a $375 million loan facility (the "Wellsford Commercial Bank Facility") from BankBoston, N.A. and Goldman Sachs Mortgage Company, consisting of a senior secured credit facility of up to $300 million and a secured mezzanine facility of up to $75 million. The senior facility bears interest at LIBOR +1.65%; the mezzanine facility bears interest at LIBOR +3.2%. As of September 30, 1998, approximately $255.5 million was outstanding under the

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     Wellsford Commercial Bank Facility ($190.7 million of which was under the senior facility). Both facilities mature on December 15, 2000 and are extendable for one year by WCPT.

     Year 2000

     The Company has developed a plan to modify its information technology, primarily its accounting software, to recognize the year 2000. The Company currently expects the project to be substantially complete by the end of the second quarter of 1999 and to cost less than $0.1 million. The Company does not expect this project to have a significant effect on its operations. The timing and cost of this project will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

     The Company also has initiated discussions with its third-party property management companies to ensure that those parties have appropriate plans to allay any year 2000 issues that may impact the company's operations. These issues would include both accounting/management software and non-information technology systems such as fire safety, security and elevator systems. Wellsford Commercial has completed its analysis of such systems and has determined that no material adverse consequences will likely result from its year 2000 issues. Wellsford Capital Company and Wellsford Development Company have initiated but not yet completed such analysis. The Company has the ability to convert its accounting and management systems to a spreadsheet-based system on a temporary basis in the event that any unforeseen year 2000 problems arise. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely, primarily its banks, creditors, and debtors, will be converted on a timely basis and will not have a material effect on the Company.

PART II.

    OTHER INFORMATION

        Item 1:  Legal Proceedings - None.

        Item 2:  Changes in Securities - None.

        Item 3:  Defaults upon Senior Securities - None.

        Item 4:  Submission of Matters to a Vote of Security Holders - None.

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

        Item 6:  Exhibits and Reports on Form 8-K

                 (a)     Exhibits filed with this Form 10-Q:
                         27.1 Financial Data Schedule (EDGAR Filing Only)
                 (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended September 30, 1998:

                         - Form 8-K, dated and filed with the Commission on August 6, 1998, reporting information under
                              Item 5 relating to Wellsford Commercial's acquisition of two office properties.

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


Dated: November 13, 1998