Form 10-Q/A
period 1998-09-30
WELLSFORD REAL PROPERTIES INC
filed 1998-11-19
CIK 1038222

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

-----------------------------------------------------------------------------
|                                FORM 10-Q/A                                |
|                              Amendment No. 1                              |
-----------------------------------------------------------------------------

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

PAGE

                       WELLSFORD REAL PROPERTIES, INC.
                                 FORM 10-Q/A
                               Amendment No. 1


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

        Item 6:  Exhibits and Reports on Form 8-K

                 (a)     Exhibits filed with this Form 10-Q/A:
                         27.1 Financial Data Schedule (EDGAR Filing Only)
                 (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended September 30, 1998:

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


Dated: November 19, 1998