Form 10-K
period 1998-12-31
WELLSFORD REAL PROPERTIES INC
filed 1999-03-31
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

--------------------------------------------------------------------------
                                  FORM 10-K
--------------------------------------------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _____________

                      Commission File Number 001-12917

                       WELLSFORD REAL PROPERTIES, INC.
           (Exact name of registrant as specified in its charter)

             Maryland                            13-3926898
       (State of organization)                (I.R.S. employer
                                           identification number)

     535 Madison Avenue, New York, NY               10022
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:   (212) 838-3400

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $192.4 million based on the closing price on the American Stock Exchange for such shares on March 8, 1999.

The number of the Registrant's shares of Common Stock outstanding was 20,750,411 as of March 8, 1999 (including 339,806 shares of Class A Common Stock).

                     Documents Incorporated By Reference

Portions of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held May 17, 1999 are incorporated by reference into Part III.

---------------------------------------------------------------------------
                              TABLE OF CONTENTS
---------------------------------------------------------------------------
                                                                Form
                                                                10-K
Item                                                           Report
 No.                                                            Page
----                                                           ------
                                   PART I

1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . 3
2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . .10
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .11
4.   Submission of Matters to a Vote of Security-Holders . . . .11

                                   PART II

5.   Market for Registrant's Common Equity
          and Related Shareholder Matters. . . . . . . . . . . .12
6.   Selected Consolidated Financial Data. . . . . . . . . . . .13
7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .14
7a.  Quantitative and Qualitative Disclosures about Market
     Risk . . . . . . . . . . . . . . . . . . . . . . . . . . ..20
8.   Consolidated Financial Statements and Supplementary Data. .21
9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . .21

                                  PART III

10.  Directors and Executive Officers of the Registrant. . . . .22
11.  Executive Compensation. . . . . . . . . . . . . . . . . . .22
12.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . .22
13.  Certain Relationships and Related Transactions. . . . . . .22

                                   PART IV

14.  Exhibits, Financial Statement Schedules and Reports on
     Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .23

                            FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 1998 and
     1997  . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
     Consolidated Statements of Income for the Years Ended
          December 31, 1998, 1997 and 1996 . . . . . . . . . . F-4
     Consolidated Statements of Changes in Shareholders'
     Equity for the Years Ended December 31, 1998, 1997
     and 1996. . . . . . . . . . . . . . . . . . . . . . . . . F-5
     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996 . . . . . . . . . . F-6
     Notes to Consolidated Financial Statements. . . . . . . . F-7
     Wellsford/Whitehall Properties II, L.L.C. Consolidated
      Financial Statements and Notes . . . . . . . . . . . . .F-28

                        FINANCIAL STATEMENTS SCHEDULE

III. Real Estate and Accumulated Depreciation. . . . . . . . . S-1
IV.  Mortgage Loans on Real Estate . . . . . . . . . . . . . . S-2

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.


PART I

Item 1.   Business

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

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: an SBU for commercial property operations which is held in its subsidiary, Wellsford/Whitehall Properties II, L.L.C., an SBU for debt and equity activities and an SBU for property development and land operations. The Company currently has approximately 35 employees and offices in New York, NY, Boston, MA, Chatham, NJ and Denver, CO.

See the accompanying consolidated financial statements for certain financial information regarding the Company's industry segments.

Commercial Property Operations - Wellsford/Whitehall
----------------------------------------------------

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

In August 1997 the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman, Sachs & Co., formed a private real estate operating company, now known as Wellsford/Whitehall Properties II, L.L.C. ("Wellsford/Whitehall"). Wellsford/Whitehall's initial target markets include New York, New Jersey, Connecticut and the Boston and Washington D.C. metropolitan areas. The Company manages Wellsford/Whitehall on a day-to-day basis, and certain major decisions require the consent of both partners. The Company had a 47.7% interest in Wellsford/Whitehall at December 31, 1998.

Wellsford/Whitehall owned and operated 35 office buildings containing approximately 4.6 million square feet ("SF") of office space in its target markets as of December 31, 1998, including approximately 1.4 million SF under renovation, with an aggregate gross book value of approximately $501.7 million.

In February 1998, Wellsford/Whitehall acquired a 65,000SF office building in Boston, MA for $5.5 million and 19 acres of undeveloped land in Somerset, NJ for $2.0 million, which is adjacent to four buildings currently owned by Wellsford/Whitehall.

In March 1998, Wellsford/Whitehall purchased an 82,000SF property in Somerset, NJ for approximately $5.4 million.

In May 1998, Wellsford/Whitehall completed the acquisition of a 977,000SF portfolio of 13 office buildings for $148.7 million (the "Boston Portfolio"). The Boston Portfolio was financed with (i) the assumption of $68.3 million of mortgage debt (the "Nomura Mortgage"), (ii) $35.8 million of borrowings on Wellsford/Whitehall's revolver/term loan, (iii) the issuance of $19.0 million of Wellsford/Whitehall 6% convertible preferred units, (iv) $18.0 million of capital contributions and (v) the issuance of $7.6 million of Wellsford/Whitehall common units.

In May 1998, Wellsford/Whitehall acquired two warehouse buildings totaling approximately 470,000SF for $28.4 million in Needham, MA.
Wellsford/Whitehall intends to convert the facilities into office buildings. The two buildings were concurrently leased to the Polaroid Corporation for a period of approximately 12 months.

In June 1998, Wellsford/Whitehall acquired an approximately 63,000SF office building located in Andover, MA for approximately $7.4 million and two office buildings totaling 104,000SF located in Basking Ridge, NJ for approximately $15.0 million.

In July 1998, Wellsford/Whitehall modified its existing $375 million revolver/term loan with BankBoston, N.A. ("BankBoston") and Goldman Sachs Mortgage Company (the "Wellsford/Whitehall Bank Facility"). Under the new terms, $300 million represents a senior secured credit facility bearing interest at LIBOR + 1.65% and $75 million represents a secured mezzanine facility bearing interest at LIBOR + 3.2%. Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall. As of December 31, 1998, approximately $276.2 million was outstanding under the Wellsford/Whitehall Bank Facility ($207.3 million of which was under the senior facility).

In September 1998, Wellsford/Whitehall purchased two office buildings totaling approximately 199,000SF in Franklin Township, NJ for approximately $22.8 million.

In November 1998, Wellsford/Whitehall purchased a 38,000SF office building in Columbia, MD for approximately $2.6 million.

In December 1998, Wellsford/Whitehall purchased a 147,000SF office building in Ridgefield Park, NJ for approximately $19.3 million.

The 1998 Wellsford/Whitehall acquisitions described above, other than the Boston Portfolio, were funded primarily by capital contributions from the Company and Whitehall, and by borrowing on the Wellsford/Whitehall Bank Facility.

The Company is entitled to incentive compensation equal to (a) 17.5% of available cash after a return of capital to the Company and Whitehall and a 17.5% return on equity to each of them, and (b) 22.5% of available cash after a 22.5% return on equity to the Company and Whitehall. The Company and Whitehall have committed to make additional equity contributions of $50 million each for new acquisitions, capital needs, and working capital, of which $13.6 million remained unfunded by each at December 31, 1998. Whitehall may exchange the membership units it receives in Wellsford/Whitehall relating to capital contributions in excess of an additional $25 million up to an additional $50 million, for shares of the Company's common stock or, in the Company's sole discretion, cash, based upon the price paid for such membership units and the current market value of the Company's common stock.

In connection with the formation of Wellsford/Whitehall, the Company issued warrants (the "Whitehall Warrants") to Whitehall to purchase 4,132,230 shares of the Company's common stock at an exercise price of $12.10 per share. The Whitehall Warrants are exercisable for five years for either, at the Company's option, shares of the Company's common stock or cash. The exercise price for the Whitehall Warrants is payable in cash or, after August 28, 1999, either with cash or membership units in Wellsford/Whitehall.

The Company has agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall except, in certain circumstances, where Wellsford/Whitehall has declined the investment opportunity.

Debt and Equity Activities - dba Wellsford Capital
--------------------------------------------------

The Company makes loans that constitute, or will invest in, real estate-related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities ("CMBS"), secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk. At December 31, 1998, the Company had $124.7 million of debt investments which bore interest at an average yield of approximately 4.6% over LIBOR and had an average remaining term to maturity of 4.1 years.

277 Park

The Company and BankBoston have provided an $80 million loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns an approximately 1.75 million SF office building located in New York City (the "277 Park Property"). The Company has advanced $25 million pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345 million first mortgage loan (the "REMIC Loan") on the 277 Park Property. The 277 Park Loan bears interest at the rate of approximately 12% per annum for the first nine years of its term and at a floating annual rate during the tenth year equal to LIBOR plus 5.15% or BankBoston base rate plus 5.15%, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007.


The Abbey Company

In August 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70 million secured credit facility (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and MGT expanded the Abbey Credit Facility to $120 million. In December 1998, Abbey repaid $20 million, thereby reducing the total available to $100 million.

The Abbey Credit Facility will be made available to Abbey until September 2000. Advances under the facility can be made for up to 65% of the value of the borrowing base collateral which consisted of 24 properties, all cross-collateralized, totaling approximately 1.7 million SF at December 31, 1998.

As of December 31, 1998, approximately $46.0 million had been advanced by the Company under the Abbey Credit Facility. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Abbey Credit Facility.

The Company is entitled to receive interest on its advances under the Abbey Credit Facility at LIBOR plus 4%.

IPH Mezzanine Facility

In December 1997, Wellsford Ventures, Inc. ("Ventures"), a wholly-owned subsidiary of the Company, joined with Fleet Real Estate, Inc. ("FRE"), a subsidiary of Fleet Financial Group, to issue an approximately $32.5 million subordinated credit facility (the "IPH Mezzanine Facility") to Industrial Properties Holding, L.P. ("IPH"). Each of Ventures and FRE were committed to advance up to 50% of the IPH Mezzanine Facility. Ventures advanced approximately $9.8 million under the JPH Mezzanine Facility. The IPH Mezzanine Facility was repaid in February 1998, at which time the Company received a total of $0.8 million in interest and fees. Advances under the IPH Mezzanine Facility bore interest at an annual rate of LIBOR plus 5%.

Woodlands

In December 1997, BankBoston, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369 million (the "Woodlands Loan"). The Woodlands Loan consists of a revolving credit loan in the principal amount of $179 million (the "Revolving Loan"), a secured term loan in the principal amount of $130 million (the "Secured Loan"), and a second secured term loan in the principal amount of $60 million (the "Second Secured Loan"). The Company has advanced $15 million pursuant to the Second Secured Loan. The Second Secured Loan is subordinate to the Revolving Loan and the Secured Loan and bears interest equal to LIBOR plus 4.40%. Interest on the Second Secured Loan is payable monthly to the extent there is available cash after payment of interest on the Revolving Loan and the Secured Loan and provided no event of default has occurred under the Woodlands Loan. The principal amount of the Woodlands Loan and all accrued interest thereon will be payable on July 31, 2000, with two, one-year extension options available to the borrower.

Park 80

In December 1997, the Company originated a $5.1 million loan bearing interest at LIBOR plus 3% which was repaid in August 1998 (the "Park 80 Loan"). The Park 80 Loan was secured by a mortgage on an 80,000SF mid-rise office building in Saddlebrook, New Jersey.

Value Property Trust

In February 1998, the Company completed the previously announced merger (the "VLP Merger") with Value Property Trust ("VLP") for total consideration of approximately $169 million. As of December 31, 1998, approximately $5.1 million was recorded as a net deferred tax asset reflecting the value of VLP's net operating loss carryforwards. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64 million. The Company retained seven of the VLP properties containing an aggregate of approximately
0.6 million square feet located primarily in the northeastern U.S.

In October 1998, the Company closed on $28 million of non-recourse mortgage financing (the "Wellsford Capital Mortgage") on the portfolio of seven commercial properties acquired in the VLP Merger. The loan bears interest at LIBOR + 2.75 % and has a term of three years. The proceeds were used to repay amounts outstanding on the Company's credit facility and for working capital purposes.

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

The Company's original investment in these entities was $1.3 million of cash and 148,000 five-year warrants to purchase the Company's common shares at $15.175 per share, valued at approximately $0.7 million. In November 1998, Creamer Vitale Wellsford acquired a $17 million participation in a $56 million mortgage, bearing interest at LIBOR + 1.75% and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1.4 million of this participation.

DeBartolo

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

REIT Bridge Loan

In August 1998, the Company funded a $15 million participation in a $100 million unsecured loan (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owns 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% and was due in February 1999 with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increase the interest rate to 12%. The borrower paid a 1.5% loan fee at origination and a 1% loan fee upon modification.

Liberty Hampshire

In July and August 1998, the Company invested a total of $2.1 million in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire") which structures, establishes and provides management and services for special purpose finance companies ("SPFCs") formed to invest in financial assets. The Company also invested a total of $5.0 million in a joint venture SPFC with Liberty Hampshire. This SPFC has invested in a participation in the DeBartolo Loan and has acquired an interest in REIS Reports, Inc., a leading provider of real estate market information to institutional investors.

Safeguard

In December 1998, the Company and MGT originated a $90 million secured credit facility (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard").

The Safeguard Credit Facility will be made available to Safeguard until April 2001. Advances under the facility can be made for up to 75% of the value of the borrowing base collateral which consisted of 4 properties, all cross-collateralized, totaling approximately 0.3 million SF at December 31, 1998.

As of December 31, 1998, approximately $5.9 million had been advanced by the Company under the Safeguard Credit Facility. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Safeguard Credit Facility.

The Company is entitled to receive interest on its advances under the Safeguard Credit Facility at LIBOR plus 4%.

Property Development and Land Operations - dba Wellsford Development
--------------------------------------------------------------------

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

Palomino Park

The Company owns an approximate 80% interest in Phases I, II, III and IV of, and in an option to acquire (at a fixed price) and develop phase V of, a 1,800-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. The Company has a related $14.8 million tax exempt mortgage note payable which requires interest only payments at a variable rate (currently approximately 4%) until it matures in December 2035 (the "Palomino Park Bonds"). The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AAA rated financial institution. The Company and an affiliate of EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon (the latter guarantee being the "EQR Enhancement").

In December 1997, Phase I, known as Blue Ridge, was completed at a cost of approximately $41.5 million. At that time, the Company obtained a $34.5 million permanent loan (the "Blue Ridge Mortgage") secured by a mortgage on Blue Ridge. The Blue Ridge Mortgage matures in January 2008 and bears interest at a fixed rate of 6.92%. Principal payments are based on a 30-year amortization schedule.

In November 1998, Phase II, known as Red Canyon, was completed at a cost of approximately $33.9 million. At that time, the Company acquired Red Canyon and the related construction loan was repaid with the proceeds of a $27 million permanent loan (the "Red Canyon Mortgage") secured by a mortgage on Red Canyon. The Red Canyon Mortgage matures in December 2008 and bears interest at a fixed rate of 6.68%. Principal payments are based on a 30-year amortization schedule.

The Company has a gross investment of approximately $18.8 million at December 31, 1998 in the following multifamily development project, which is a phase of Palomino Park, and related infrastructure costs:


             Number of                  Estimated       Estimated
Name         Units       Location       Total Cost      Stabilization Date
----         ---------   --------       ----------      ------------------

Silver Mesa  264         Denver         $40.0 million   Second Qtr. 2000


This project is being developed pursuant to a fixed-price contract. The Company is committed to purchase 100% of this project upon completion, which is anticipated to occur in the second quarter of 2000. In addition, the Company is obligated to fund the first 20% of construction costs on this project as they are incurred.

Silver Mesa is owned by Silver Mesa at Palomino Park LLC ("Phase III LLC"), a limited liability company, the members of which are Wellsford Park Highlands Corp. (99%), a majority owned and controlled subsidiary of the Company, and Al Feld ("Feld") (1%). Feld is a Denver-based developer specializing in the construction of luxury residential properties. Feld has constructed over 3,000 units since 1984.

The construction loan on Silver Mesa is for approximately $27.7 million, matures in June 2001 (with a 6-month extension at the option of the Phase III LLC upon fulfillment of certain conditions), and bears interest at LIBOR plus 1.50%. Feld has guaranteed repayment of this loan.

In May 1998, the Company acquired the land for Phase IV for approximately $3.2 million.

Sonterra

From the time of the Spin-off, the Company held a $17.8 million mortgage (the "Sonterra Loan") on, and option to purchase, a 344-unit class A residential apartment complex ("Sonterra at Williams Centre") located in Tucson, Arizona.

In January 1998, the Company exercised its option and acquired Sonterra at Williams Centre for approximately $20.5 million, including satisfaction of the mortgage. In February 1998, the Company closed on $16.4 million of mortgage financing (the "Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments are based on a 30-year amortization schedule.

Segment Financial Information

See Note 10 to the Company's consolidated financial statements for additional information regarding the Company's industry segments.

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

Item 2.        Properties.

Wellsford/Whitehall owned the following commercial properties and land parcels at December 31, 1998:

                                                                     Decem-
                                                                     ber
                                                    Year             31,
                                         Gross      Con-             1998
                                         Area     structed/   1998   En-
                                         (square  Rehabili-   Occu-  cum-
Property             Location            feet)      tated     pancy  brance
--------             --------            -------  ---------   -----  ---
1800 Valley Road     Wayne, NJ            56,000    1980       100%  (A)
Greenbrook           Fairfield, NJ       201,000    1987        91%  (A)
Chatham              Chatham, NJ          63,000  1972/1997     52%  (A)
300 Atrium Drive     Somerset, NJ        149,000    1983        77%  (A)
400 Atrium Drive     Somerset, NJ        355,000    1985        97%  (A)
500 Atrium Drive     Somerset, NJ        167,000    1984        87%  (A)
700 Atrium Drive     Somerset, NJ        181,000    1985        97%  (A)
1275 K Street        Washington, DC      225,000    1983        78%  (A)
Mountain Heights #1  Berkeley Hts, NJ    183,000    1986        92%  (A)
15 Broad Street      Boston, MA           65,000  1920/1984     81%  (A)
GS Exhibit Center    Somerset, NJ         82,000  1968/1989     52%  (A)
150 Wells            Newton, MA           11,000    1987       100%  (A)
72 River Park        Needham, MA          22,000    1983       100%  (A)
70 Wells             Newton, MA           29,000    1979       100%  (A)
160 Wells            Newton, MA           19,000  1970/1997    100%  (A)
2331 Congress        Portland, ME         24,000    1980        84%  (A)
60/74 Turner         Waltham, MA          16,000    1970       100%  (A)
100 Wells            Newton, MA           21,000    1978       100%  (A)
333 Elm (Norfolk Pl) Dedham, MA           48,000    1983        92%  (A)(B)
Dedham Place         Dedham, MA          160,000    1987        99%  (A)(B)
128 Technology Ctr   Waltham, MA         218,000    1986       100%  (A)(B)
201 University       Westwood, MA         82,000    1982       100%  (A)(B)
7/57 Wells           Newton, MA           88,000    1982        88%  (A)(B)
75/85/95 Wells       Newton, MA          242,000  1976/1986    100%  (A)(B)
Shattuck             Andover, MA          63,000    1985       100%  (A)
Mt Airy              Basking Ridge, NJ   104,000    1980        75%  (A)
Campus Drive         Franklin Twp, NJ    199,000    1984       100%  (A)
Samsung              Ridgefield Park, NJ 147,000    1992        66%  (A)
Pointview            Wayne, NJ           515,000  1976/1998    N/A*  (A)
Morris Tech Ctr      Parsippany, NJ      244,000 1963/77/98    N/A*  (A)
Mountain Heights #2  Berkeley Hts, NJ    115,000  1968/1998    N/A*  (A)
117 Kendrick St      Needham, MA         209,000    1963      100%*  (A)
140 Kendrick St      Needham, MA         261,000    1963      100%*  (A)
600 Atrium Drive
   (land)            Somerset, NJ          N/A       N/A       N/A*  (A)
6301 Stevens Forest  Columbia, MD         38,000    1980       N/A*  (A)
                                       ----------               ---
TOTAL/AVERAGE                          4,602,000                90%
                                       ==========               ===

     *Building under renovation, not included in average.

    (A)   Encumbered by the Wellsford/Whitehall Bank Facility.
    (B)   Encumbered by the Nomura Mortgage.


Wellsford Capital owned the following commercial properties at December 31, 1998, which are encumbered by the $28.0 million Wellsford Capital Mortgage:


                                                        Year
                                       Gross            Con-
                                       Area           structed/       1998
                                      (square           Reha-         Occu-
Property           Location            feet)          bilitated       pancy
--------           --------           -------         ---------       -----

Hoes Lane         Piscataway, NJ       37,000            1987          83%
Bradford Plaza    West Chester, PA    124,000            1990          83%
Chestnut Street   Philadelphia, PA     50,000          1857/1990       90%
Keewaydin Drive   Salem, NH           125,000            1973          54%
Turnpike Street   Canton, MA           43,000            1980         100%
Two Executive     Cherry Hill, NJ     102,000            1970          68%
Bay City Holdings Santa Monica, CA    114,000            1985         100%
                                      -------                         ----
TOTAL/AVERAGE                         595,000                          80%
                                      =======                         ====


The Company owned the following multifamily properties at December 31, 1998:


                                      Year
                                      Con-                  December
                                    structed/               31, 1998
                                      Reha-      1998       Encum-
    Property  Location    Units     bilitated    Occupancy  brance
    --------  --------    -----     ---------    ---------  ---------

Blue Ridge    Denver, CO    456      1997        93%        $34,144,108
Red Canyon    Denver, CO    304      1998        96%(A)      27,000,000
Sonterra      Tucson, AZ    344      1995        94%         16,277,682
                          -----                  -------------------------
TOTAL/AVERAGE             1,104                  93%        $77,421,790
                          =====                  =========================

(A)  Property acquired in November 1998, not included in average occupancy.

Item 3.  Legal Proceedings.

Neither the Company nor Wellsford/Whitehall are presently defendants in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or Wellsford/Whitehall other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.


Item 4.  Submission of Matters to a Vote of Security-Holders.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

    (C)  Market Information

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The high and low sales prices for the common shares on the American Stock Exchange and the dividends declared since the Company's inception are as follows:


                                 Common Shares
                         ---------------------------------
    1998                 High     Low        Dividends
    ----                 ----     ---        ---------
    1st Quarter          $15.63   $13.25        N/A
    2nd Quarter          $15.38   $13.00        N/A
    3rd Quarter          $14.88   $ 9.00        N/A
    4th Quarter          $10.50   $ 6.75        N/A



                                 Common Shares
                         ---------------------------------
    1997                 High     Low        Dividends
    ----                 ----     ---        ---------
    June 2 - June 30     $11.19   $10.50        N/A
    3rd Quarter          $16.13   $10.81        N/A
    4th Quarter          $17.25   $14.25        N/A


    (D)  Holders

The approximate number of holders of record of the common shares and Class A common shares (collectively, "Common Shares" or "Common Stock") were 3,200 and 1, respectively, as of March 8, 1999. These holders represent the interests of approximately 7,000 beneficial shareholders.

(C) Dividends

The Company paid no dividends during 1997 or 1998. The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate, for reinvestment, cash flow from investments, disposition of investments and other business activities.

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


         Summary
Consolidated Statement of
     Operations Data                    Year Ended December 31,
-------------------------    ---------------------------------------------
                                   (in thousands except per share data)

                                  1998            1997          1996
                                  ----            ----          ----

Revenues                          $  26,154       $   9,070     $    757
Expenses                            (17,383)         (3,819)         --
Income from joint ventures            3,523              15          --
                                  ---------       ---------     --------
Income before taxes               $  12,294       $   5,266     $    757
                                  =========       =========     ========

Net income                        $   9,444        $  3,053     $    757
                                  =========       =========     ========
Net income per
  common share, basic             $    0.47       $    0.18     $   0.04
                                  =========       =========     ========
Net income per common
share, diluted                    $    0.46       $    0.18     $   0.04
                                  =========       =========     ========
Weighted average number of
  common shares outstanding          19,886          16,922       16,912
                                     ======          ======       ======


      Summary
Consolidated Balance
     Sheet Data                            December 31,
----------------------   ---------------------------------------------------
                                (in thousands except per share data)


                              1998         1997       1996       1995
                              ----         ----       ----       ----

Real estate                  $150,322   $  58,741   $  --       $  --
Notes receivable              124,706     105,632    17,800        --
Investment in joint ventures   80,776      44,780      --          --
Total assets                  384,971     249,974    44,760      18,369
Mortgage notes payable        120,177      49,255    14,755      14,755
Credit facility                17,000       7,500      --          --
Shareholders' equity          231,625     181,158    30,005       3,614


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

Results of Operations
---------------------

Prior to the Company's 1997 investments, the Company's operations consisted of earning interest income on the Sonterra Loan (originated in July 1996) and the initial phase of construction development activity with respect to Palomino Park. Therefore, the increases in operating revenues and expenses between 1996 and 1997 reflected in the financial statements are the result of the acquisition of primarily all of the Company's operating assets during 1997.

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

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997.

Rental income increased by $11.8 million. This increase is a result of the acquisition of properties in connection with the VLP Merger in February 1998 ($4.7 million), the completion of Blue Ridge ($5.3 million) and Red Canyon ($0.4 million) (Phases I and II of the Company's Palomino Park development) in December 1997 and November 1998, respectively, and the acquisition of Sonterra at Williams Centre in January 1998 ($2.7 million), net of the decrease associated with the contribution of all of the Company's then owned commercial properties to Wellsford/Whitehall in August 1997.

Interest income increased by $5.1 million. This increase is primarily a result of the acquisition of approximately $157.5 million in notes receivable during the period from April 1997 through December 1998 bearing interest at rates between LIBOR +2% and approximately LIBOR +6% offset by the repayment of $60.0 million of notes receivable during this period.

Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $2.5 million, $1.1 million, $2.9 million, and $0.5 million, respectively. These increases are a result of the factors which affected rental income, as described above.

Interest expense increased by $4.6 million as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds on or after December 31, 1997. All of the interest on the Company's debt prior to December 31, 1997 was capitalized to the Company's Palomino Park development.

General and administrative expense increased by $1.9 million. This increase is a result of the Company commencing operations subsequent to the Spin-off in May 1997, as well as the Company's growth over the last year.

Gain on sale of investments results from the sale of certain notes receivable acquired in the VLP Merger.

Income from joint ventures increased by $3.5 million. This increase is a result of the Wellsford/Whitehall joint venture transaction in August 1997, the Creamer Realty Consultants joint venture transaction in January 1998 and the Liberty Hampshire joint venture transaction in July 1998.

Minority interest is a result of EQR's 20% interest in the Company's Palomino Park development, as well as certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998 for approximately $1.1 million.

The income tax provision increased $0.6 million as a result of the increase from approximately $4.2 million of taxable income during the period from the Spin-off through December 31, 1997 to approximately $12.3 million of taxable income during the year ended December 31, 1998, net of the effects of the utilization of the net operating loss carry forwards acquired in the VLP Merger ($2.2 million).

Liquidity and Capital Resources
-------------------------------

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

The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit (extendible for one year) from BankBoston and MGT (the "WRP Bank Facility") which initially bears interest at an annual rate equal to LIBOR +175 basis points. The EQR Preferred Commitment is pledged as security for the WRP Bank Facility. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of December 31, 1998, $17 million was outstanding under the WRP Bank Facility which was repaid in January 1999.

With respect to its Palomino Park investment, the Company has obtained a guarantee provided by the EQR Enhancement of $14.8 million.

The Company's long-term debt matures as follows: $17.8 million in 1999 (including the $17.0 million balance of the WRP Bank Facility which was repaid in January 1999), $0.9 million in 2000, $29.0 million in 2001, $1.0 million in 2002, $1.1 million in 2003 and $87.4 million thereafter.

The WRP Bank Facility contains various customary loan covenants and requires the Company to maintain a ratio of total consolidated liabilities to total consolidated assets of not more than 0.6 to 1, to maintain an overall debt service coverage ratio of at least 1.5 to 1 and to meet certain minimum borrowing base and equity level requirements. The WRP Bank Facility also limits the amount of undeveloped land the Company may hold.

For a discussion of the Company's development communities and related capital commitments, see "Item 1. Business - Property Development and Land Investments - dba Wellsford Development."

On June 2, 1997, the Company completed a Private Placement. The proceeds of the Private Placement of approximately $123.6 million were applied to (a) approximately $53 million to repay the WRP Bank Facility and other debt on the date of the Private Placement and (b) the balance towards certain 1997 investments and working capital.

In December 1997, the Company closed on the Blue Ridge Mortgage.

In January 1998, the Company closed on the Sonterra Mortgage.

In February 1998, the Company completed the VLP Merger.

In October 1998, the Company closed on the Wellsford Capital Mortgage.

In November 1998, the Company closed on the Red Canyon Mortgage.

In January 1999, a wholly-owned subsidiary of the Company obtained a $35 million secured loan facility (the "Wellsford Finance Bank Facility") from BankBoston, which can potentially be increased to $50 million. The Wellsford Finance Bank Facility bears interest at LIBOR + 2.75% and has a term of 3 years. The Company immediately drew $35 million on this line, the proceeds of which were used (a) to repay the $17 million balance of the WRP Bank Facility, and (b) for working capital purposes. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Bank Facility until maturity.

Wellsford/Whitehall expects to meet its liquidity requirements, such as financing renovations to its properties, with operating cash flow from its properties, equity contributions from the owners of Wellsford/Whitehall, and the Wellsford/Whitehall Bank Facility.

The net cash flow of the Company provided by operating activities increased from $6.0 million for the year ended December 31, 1997 to $7.0 million for the year ended December 31, 1998 and increased from $5.5 million for the year ended December 31, 1996 to $6.0 million for the year ended December 31, 1997. These increases generally resulted from the acquisition of the Company's investments as described in "Item 1. Business." Above.

Investing activities of the Company used $107.1 million, $156.9 million and $31.2 million during the years ended December 31, 1998, 1997 and 1996, respectively. Investing activities consisted primarily of the acquisition and development of properties and the investments made in certain debt and equity instruments, net of proceeds from the sale of certain assets and the repayment of certain debt instruments. The Company currently has one multifamily community under development.

Financing activities of the Company provided $80.3 million, $180.8 million and $25.6 million during the years ended December 31, 1998, 1997 and 1996, respectively. The Spin-off, Private Placement, Blue Ridge Mortgage, Sonterra Mortgage, Wellsford Capital Mortgage, Red Canyon Mortgage and WRP Bank Facility served as the primary sources of cash flow from financing activities.

See the accompanying consolidated statements of cash flows included in the consolidated financial statements for a reconciliation of the Company's cash position for the years described therein.

Recurring Capital Expenditures
------------------------------

Regarding the Company's Blue Ridge (456 units), Red Canyon (304 units) and Sonterra at Williams Centre (344 units) properties, the Company expects to incur approximately $235 per unit in capital expenditures during the year ending December 31, 1999.

Wellsford Capital expects to incur approximately $1.5 million of capital expenditures, tenant improvements, and leasing commissions with respect to the properties acquired in the VLP Merger during the year ending December 31, 1999.

Wellsford/Whitehall

Wellsford/Whitehall is currently involved in several projects to renovate, expand or reposition certain of its properties. For the year ending December 31, 1999, Wellsford/Whitehall expects to incur approximately $66.4 million in connection with these projects.

In connection with its fully operating properties, Wellsford/Whitehall expects to incur approximately $3.1 million of capital expenditures, approximately $7.2 million of tenant improvement expenditures, and approximately $3.5 million of leasing costs during the year ending December 31, 1999.

Other Capital Commitments
-------------------------

At December 31, 1998, the Company had the following discretionary capital commitments. Draws under the Abbey Credit Facility and Safeguard Credit Facility require additional collateral to be made available to the Company which is subject to the Company's approval. Capital calls related to investments to be made by the Company's joint ventures are also subject to the Company's approval of such investments.


Item                      Amount
----                      ------
Undrawn Abbey Credit Facility commitment                  $  4.0 million
Undrawn Safeguard Credit Facility commitment              $ 39.1 million
Undrawn Wellsford/Whitehall equity commitment             $ 13.6 million
Undrawn Creamer Vitale Wellsford equity commitment        $ 13.6 million
Undrawn Liberty Hampshire SPFC JV equity commitment       $ 23.1 million


Inflation

Substantially all of Wellsford Capital's and Wellsford/Whitehall's office leases provide for separate escalations of real estate taxes and operating expenses over a base amount. In addition, many of the office leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measures). The Company believes that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above.

A substantial majority of the leases at the Company's multifamily properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or re-letting of apartment units. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation.

Approximately 66% of the Company's investments in debt securities bear interest at floating rates or have remaining terms to maturity of less than one year. As such, the Company expects the rates of interest earned to increase in the event of high inflation.

Year 2000
---------

The Company has developed a plan to modify its information technology, primarily its accounting software, to recognize the year 2000. The Company currently expects the project to be substantially complete by the end of the second quarter of 1999 at a cost of less than $0.1 million which will be funded from operations, including costs incurred to date. The Company does not expect this project to have a significant effect on its operations. The timing and cost of this project will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

The Company also has initiated discussions with its third-party property management companies (the "Managers") to ensure that those parties have appropriate plans to allay any year 2000 issues that may impact the Company's operations. These issues would include both accounting/management software and non-information technology ("IT") systems such as fire safety, security and elevator systems. Wellsford/Whitehall has completed its analysis of such systems and has determined that no material adverse consequences will likely result from its year 2000 issues. Wellsford Capital and Wellsford Development have initiated such analysis, which is expected to be completed by the end of the second quarter of 1999. Under the most reasonably likely worst case scenario, wherein the Managers fail to update their software and non-IT systems, the Company has the ability to convert its accounting and management systems to a spreadsheet-based system on a temporary basis and to utilize its building engineers to manually override any non-IT systems which fail. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely, primarily its banks, payroll processing company, creditors, and debtors, will be converted on a timely basis and will not have a material effect on the Company.

Funds From Operations
---------------------

The Company considers Funds From Operations ("FFO") to be one appropriate measure of the performance of real estate companies because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principles ("GAAP"), which gives effect to non-cash items such as depreciation. FFO, for the Company's purposes, represents net income
(loss) (computed in accordance with GAAP), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, and reflects gains (or losses) from the sale of real estate assets included in the Company's consolidated net income since the strategic sale of such assets is integral to the Company's operations. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

Summary Statements of Operating Data

                             Year Ended December 31,

                                 1998                1997         1996
                                 ----                ----         ----

Revenues                       $ 26,154,351      $ 9,070,375     $757,000
Expenses                        (17,383,369)      (3,819,426)       -
Income from joint ventures        3,523,072           15,131        -
                               ------------      -----------     --------
Income before taxes              12,294,054        5,266,084      757,000
Income tax expense              ( 2,850,298)      (2,213,007)        -
                               ------------      -----------     --------
Net income                     $  9,443,756      $ 3,053,077     $757,000

Add:
Depreciation and amortization     3,115,555          259,731         -
JV depreciation and
  amortization                    3,564,206          611,144         -
                               ------------      -----------     ---------
Funds From Operations          $ 16,123,517      $ 3,923,952     $757,000
                               ============      ===========     =========


Risks Associated with Forward-Looking Statements.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,
and Section 21E of the Securities Exchange Act of 1934, as amended.   Such
forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks associated with equity investments in and with third parties: illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

The Company held the following market risk sensitive instruments at December 31, 1998:


                Balance      Interest  Maturity                Fair Value
Item            (thousands)    Rate      Date     Other Terms  (thousands)
----            ----------   --------  --------   -----------  ----------

277 Park Loan   $ 25,000          12%  5/2007     Interest only   $27,580(C)
Abbey Credit
  Facility        46,019    LIBOR+ 4%  9/2000     Interest only    46,019(D)
Woodlands Loan    15,000   LIBOR+4.4%  7/2000     Interest only    15,000(D)
REIT Bridge
  Loan            15,000       9.875%* 2/1999*    Interest only    15,000(E)
DeBartolo Loan    17,678       8.547%  7/2008     20 Year Amort.   16,916(F)
Safeguard Loan     5,913    LIBOR+ 4%  4/2001     Interest only     5,913(D)
                --------                                         --------
Total Notes Rec $124,610                                         $126,428
                =========                                        ========


WRP Bank
  Facility      $ 17,000  LIBOR+1.75%  5/1999               (B)  $ 17,000(G)
Palomino Park
  Bonds           14,755          (A)  12/2035    Interest only    14,755(G)
Blue Ridge Mtge   34,144        6.92%   1/2008    30 Yr. Amort.    34,144(H)
Red Canyon Mtge.  27,000        6.68%  12/2008    30 Yr. Amort.    27,000(I)
Wellsford Cap.
   Mtge.          28,000  LIBOR+2.75%  10/2001    Interest only    28,000(G)
Sonterra Mtge.    16,278        6.87%   3/2008    30 Yr. Amort.    16,278(H)
                --------                                         --------
  Total Debt    $137,177                                         $137,177
                ========                                         ========


* In January 1999, the interest rate and maturity date of this loan were modified to 12% and August 1999, respectively.

(A) Rate approximates the Standard & Poor's/J.J. Kenney index for short-term high grade tax-exempt bonds (currently approximately 4%).
(B) For more information on the WRP Bank Facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." above.
(C) The fair value of this investment was determined by reference to various market data.
(D) The fair value of the Company's floating rate investments is considered to be their carrying amount.
(E) The fair value of this short term investment is considered to be its carrying amount.
(F) The fair value of this investment was determined by reference to various market data.
(G) The fair value of the Company's floating rate debt is considered to be its carrying amount.
(H) The fair value of this mortgage is considered to be its carrying amount since it is similar in both terms and collateral to the Red Canyon Mortgage which reflects current market conditions (see I below)
(I) The fair value of this mortgage is considered to be its carrying amount as it is a recently executed transaction reflective of current market conditions.

The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions.

The Company has invested in $66.9 million of LIBOR-based debt instruments and has obtained $45 million of LIBOR-based financing as of December 31, 1998. The Company has invested in $57.7 million of fixed rate debt instruments and has obtained $77.4 million of fixed rate financing as of December 31, 1998. These exposures substantially offset one another. The Company believes that its net exposure to both LIBOR-based and fixed rate instruments is minimal because interest rates are currently near historical lows and increases in interest rates would be beneficial to the Company's net exposures, subject to credit risk.


Item 8. Consolidated Financial Statements and Supplementary Data.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company, their ages and their positions are as follows:

     Name                Age                Positions and Offices Held
     ----                ---                --------------------------

Jeffrey H. Lynford       51            Chairman of the Board, Secretary and
                                       Director *
Edward Lowenthal         54            President, Chief Executive Officer
                                       and Director***
Gregory F. Hughes        35            Chief Financial Officer
David M. Strong          40            Vice President for Development
Douglas Crocker II       58            Director*
Rodney F. Du Bois        63            Director***
Richard S. Frary         51            Director****
Mark S. Germain          48            Director*
Frank J. Hoenemeyer      79            Director**
Frank J. Sixt            47            Director**

----------------------
*    Term expires 1999.
**   Term expires 2000.
***  Term expires 2001.
**** Mr. Frary joined the board effective December 1, 1998. He will stand for re-election at the Company's 2000 annual meeting of shareholders.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors", "Executive Officers", and "Key Employees" of the Company's definitive proxy statement for the 1999 annual meeting of shareholders is incorporated herein by reference.


Item 11.  Executive Compensation.

The information contained in the sections captioned "Executive
Compensation", "Compensation of Directors", "Board Committees", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 1999 annual meeting of shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for the 1999 annual meeting of shareholders is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 1999 annual meeting of shareholders is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

          The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

          Consolidated Balance Sheets as of December 31, 1998 and 1997.

          Consolidated Statements of Income for the years ended
          December 31, 1998, 1997 and 1996.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules

          III. Real Estate and Accumulated Depreciation

          IV.  Mortgage Loans on Real Estate

          All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

     (3)  Exhibits

     (a)  Exhibit No.                  Description+++
          -----------                  --------------

          3.1       Articles of Amendment and Restatement of the Company.****
          3.2 Articles Supplementary Classifying 335,000 Shares of Common Stock as Class A Common Stock.****
          3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock.****
          3.4       Bylaws of the Company.****
          4.1       Specimen certificate for Common Stock.***
          4.2       Specimen certificate for Class A Common Stock.****
          4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock.****
          4.4 Warrant Agreement, dated as of August 28, 1997, between the Company and United States Trust Company of New York, as warrant agent, and Warrant Certificate No. 1 of the Company for 5,000,000 Warrants registered in the name of WHWEL Real Estate Limited Partnership.+
          4.5 Registration Rights Agreement, dated as of February 23, 1998, among the Company and Franklin Mutual Advisors, Inc. and Angelo Gordon & Co., L.P.++++
          10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon.*
          10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon.****
          10.3 Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., Wellsford Residential Property Trust, Al Feld and The Feld Company, dated May 29, 1997, relating to Red Canyon.****
          10.4 Assignment and Assumption of Tri-Party Agreement by and among Wellsford Residential Property Trust, ERP Operating Limited Partnership, Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., The Feld Company, Al Feld and NationsBank of Texas, N.A. dated May 30, 1997, relating to Red Canyon.****
          10.5 Agreement and Acknowledgment Regarding Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp. and ERP Operating Limited Partnership dated May 30, 1997, relating to Red Canyon.****
          10.6 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park.*
          10.7 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000.**
          10.8 Letter of Credit Reimbursement Agreement, dated as of December 1, 1995, between PPPIC, Wellsford Residential Property Trust and Dresdner Bank AG, New York Branch.**
          10.9 First Amendment to Letter of Credit Reimbursement Agreement, dated as of May 30, 1997, between PPPIC, Wellsford Residential Property Trust, Dresdner Bank AG, New York Branch and the Company.****
          10.10 Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****
          10.11 Assignment and Assumption Agreement by and between Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****
          10.12 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
          10.13 Reimbursement and Indemnification Agreement by and among the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
          10.14 Guaranty by ERP Operating Limited Partnership for the benefit of Dresdner Bank AG, New York Branch, dated as of May 30, 1997, relating to Palomino Park.****
          10.15 Amended and Restated Promissory Note of the Company to the order of Dresdner Bank AG, New York Branch, dated May 30, 1997, relating to Palomino Park.****
          10.16 Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****
          10.17 Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****
          10.18 Credit Agreement, dated as of April 25, 1997, between Park Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, Other Banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
          10.19 Assignment of Member's Interest, dated as of April 25, 1997, by PAFC Management, Inc. and Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company, LLC).**
          10.20 Assignment of Member's Interest, dated as of April 25, 1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue,
                    LLC).**
          10.21 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation).**
          10.22 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.).**
          10.23 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.).**
          10.24 Conditional Guaranty of Payment and Performance, dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue.**
          10.25 Cash Collateral Account Security, Pledge and Assignment Agreement, dated as of April 25, 1997, between 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue.**
          10.26 Recognition Agreement, dated as of April 25, 1997, between The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue.**
          10.27 Intercreditor Agreement, dated as of April 25, 1997, between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
          10.28 Assignment and Acceptance Agreement, dated June 19, 1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue.****
          10.29 Revolving Credit Agreement by and among the Company, BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997.****
          10.30 Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent.****
          10.31 Assignment of Common Stock Agreements, dated as of May 30, 1997, between the Company and BankBoston, as agent.****
          10.32 Collateral Assignment of Documents, Rights and Claims (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent.****
          10.33 First Amended and Restated Loan Agreement, dated as of July 16, 1998 (the "First Amended and Restated Loan Agreement"), among Wellsford/Whitehall Holdings, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.
          10.34 Form of promissory note payable to the order of eight lenders by Wellsford/Whitehall Properties, L.L.C. under the First Amended and Restated Loan Agreement.
          10.35 Amended and Restated Assignment of Member's Interest under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C. to BankBoston, as Agent.
          10.36 Amended and Restated Cash Collateral Agreement under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by and among Wellsford/Whitehall Holdings, L.L.C., WASH Manager L.L.C., Wells Avenue Holdings L.L.C. and BankBoston, as Agent.
          10.37 Indemnity Agreement Regarding Hazardous Materials under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston.
          10.38 Conditional Guaranty of Payment under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company.
          10.39 Indemnity and Guaranty Agreement under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks.
          10.40 Mezzanine Loan Agreement, dated as of July 16, 1998 (the "Mezzanine Loan Agreement"), among Wellsford/Whitehall Holdings II, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.
          10.41 Form of promissory note payable to the order of five lenders by Wellsford/Whitehall Properties II, L.L.C. under the Mezzanine Loan Agreement.
          10.42 Assignment of Member's Interest under the Mezzanine Loan Agreement, dated as of July 16, 1998, between Wellsford/Whitehall Properties II, L.L.C. and BankBoston, as Agent.
          10.43 Indemnity Agreement Regarding Hazardous Materials under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston.
          10.44 Nomura Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company.
          10.45 Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company.
          10.46 Indemnity and Guaranty Agreement under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks.
          10.47 $50 million Revolving Credit Agreement, dated as of January 12, 1999, among Wellsford Finance, Inc., as Borrower, and BankBoston and Other Banks, as Lender, and BankBoston, as Agent.
          10.48 $50 million promissory note, dated January 12, 1999, payable to BankBoston by Wellsford Finance, Inc.
          10.49 Collateral Assignment of Documents, Rights and Claims, dated January 12, 1999, from Wellsford Finance, Inc. to BankBoston, as Agent.
          10.50 Limited Liability Company Operating Agreement of Wellsford/Whitehall Properties II, L.L.C., dated as of July 16, 1998.
          10.51 Letter Agreement, dated as of July 16, 1998, between the Company and WHWEL Real Estate Limited Partnership, relating to warrants to be issued to WHWEL Real Estate Limited Partnership.
          10.52 Fixed Rate Loan Agreement, dated as of August 11, 1998 (the "Fixed Rate Loan Agreement"), by and among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, as Agent, and Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders.
          10.53 $15 million promissory note, dated August 11, 1998, payable to the order of Wellsford Capital by First Union Real Estate Equity and Mortgage Investments under the Fixed Rate Loan Agreement.
          10.54 First Amendment of Fixed Rate Loan Agreement, dated as of January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent.
          10.55 Letter dated January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent.
          10.56 Revolving Credit Agreement for $70 million, dated as of August 28, 1997, between AP-Anaheim LLC, AP-Arlington LLC, AP-Atlantic LLC, AP-Cityview LLC, AP-Farrell Ramon LLC, AP-Palmdale LLC, AP-Redlands LLC, AP-Victoria LLC, AP-Victorville LLC, and AP-Sierra LLC, each a California limited liability company (collectively, the "Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.+
          10.57 Amendment to Revolving Credit Agreement, dated as of April 6, 1998, by AP-Diamond Bar LLC, AP-Edinger LLC, AP-Glendora LLC, AP- Anaheim LLC, AP- Arlington LLC, AP-Atlantic LLC, AP- Cityview LLC, AP- Redlands LLC, AP-Palmdale LLC, AP- Farrell Ramon LLC, AP- Sierra LLC, AP-Victoria LLC and AP- Victorville LLC (collectively, the "Amended Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.
          10.58 Loan Participation Agreement, dated as of August 28, 1997, between Morgan Guaranty Trust Company of New York and the Company.+
          10.59 First Amendment to Participation Agreement, dated as of April 7, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital.
          10.60 $70 million promissory note, dated August 28, 1997, payable to the order of Morgan Guaranty Trust Company of New York by the Abbey Affiliates.+
          10.61 Amendment to Promissory Note, dated as of April 6, 1998, between the Amended Abbey Affiliates and Morgan Guaranty Trust Company of New York.
          10.62 Purchase and Sale Agreement, dated as of September 18, 1997, among the Company, Wellsford Capital Corporation and Whitehall Street Real Estate Limited Partnership VII.++
          10.63 First Amended and Restated Master Credit Agreement, dated December 30, 1997, effective as of July 31, 1997, among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., and BankBoston, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Other Banks, and BankBoston, as Managing Agent and Syndication Agent.++++
          10.64 Intercreditor Agreement, dated December 30, 1997, effective as of July 31, 1997, by and between BankBoston, Morgan Stanley Senior Funding, Inc. and the Other Lenders, relating to Woodlands.++++
          10.65 $4,186,991.87 Commercial Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Commercial Properties Company, L.P. and The Woodlands Land Development Company, L.P.++++
          10.66 $10,813,008.13 Land Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P.++++
          10.67 Revolving Credit Agreement, dated as of March 28, 1998, among Safeguard Capital Fund, L.P., as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.
          10.68 $90 million promissory note, dated March 28, 1998, payable to Morgan Guaranty Trust Company of New York by Safeguard Capital Fund, L.P.
          10.69 Loan Participation Agreement, dated as of December 1, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital.
          10.70 Program Agreement for Clairborne Investors Mortgage Program between Creamer Realty Consultants and The Prudential Investment Corporation, dated as of December 10, 1997.++++
          10.71 Amended and Restated General Partnership Agreement of Creamer Realty Consultants, dated as of January 1, 1998, by and between Wellsford CRC Holding Corp. and FGC Realty Consultants, Inc.++++
          10.72 Limited Liability Company Agreement of Creamer Vitale Wellsford, L.L.C., dated as of January 20, 1998, by and between Wellsford CRC Holding Corp. and SX Advisors, LLC.++++
          10.73 Loan Agreement, dated as of February 27, 1998, between Wellsford Sonterra L.L.C., as Borrower, and Nationsbank, N.A., as Lender.++++
          10.74 $16,400,000 promissory note, dated February 27, 1998, payable to the order of NationsBank, N.A., by Wellsford Sonterra, L.L.C.++++
          10.75 Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated February 27, 1998 by Wellsford Sonterra, L.L.C. in favor of NationsBank, N.A.++++
          10.76 $34,500,000 Multifamily Note, dated December 24, 1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C.++++
          10.77 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation.++++
          10.78 $28 million secured promissory note, dated October 22, 1998, payable to the order of Lehman Brothers Holdings Inc. by Wellsford Capital Properties, L.L.C.
          10.79 Conditional Guarantee, dated as of October 22, 1998, by Wellsford Capital in favor of Lehman Brothers Holdings Inc.
          10.80 Mortgage and Security Agreement, dated as of October 22, 1998, by Wellsford Capital Properties, L.L.C. to Lehman Brothers Holdings Inc.
          10.81     1998 Management Incentive Plan of the Company.
          10.82     1997 Management Incentive Plan of the Company.**
          10.83     Rollover Stock Option Plan of the Company.**
          10.84 Employment Agreement between the Company and Jeffrey H. Lynford.****
          10.85     Employment Agreement between the Company and Edward
                    Lowenthal.****
          10.86 Employment Agreement between the Company and Gregory F. Hughes.****
          10.87     Employment Agreement between the Company and David M.
                    Strong.****
          21.1      Subsidiaries of the Registrant.
          27.1      Financial Data Schedule.
          99.1 "Risk Factors" section of Amendment No. 2 to the Company's Registration Statement on Form S-11 (file no. 333-32445), as may be amended.+++++

--------------------------
* Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
**** Previously filed an exhibit to the Form S-11 filed on July 30, 1997.
***** Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997.
+         Previously filed as an exhibit to the Form 8-K filed on September
          11, 1997.
++        Previously filed as an exhibit to the Form 8-K filed on September
          23, 1997.
+++ Wellsford acquired its interest in a number of these documents by assignment.
++++ Previously filed as an exhibit to the Form 10-K filed on March 31, 1998.
+++++ Previously filed as part of Amendment No. 2 to the Registration Statement on Form S-11 filed on December 3, 1997.

          (b) During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

               Form 8-K dated December 1, 1998, regarding the addition of Richard S. Frary to the Company's board of directors.

          (c)  The following exhibits are filed as exhibits to this Form 10-
               K:  See Item 14 (a)(3) above.

          (d)  The following documents are filed as a part of this report:

               None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WELLSFORD REAL PROPERTIES, INC.

                                        By: /s/ Jeffrey H. Lynford
                                           ---------------------------
                                           (Jeffrey H. Lynford)
                                           Chairman of the Board, Secretary
                                               and Director
Dated: March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                       Title                    Date
----------------------   ------------------------------        -------

/s/ Jeffrey H. Lynford   Chairman of the Board,          March 26, 1999
----------------------   Secretary and Director
(Jeffrey H. Lynford)

/s/ Edward Lowenthal     President, Chief Executive      March 26, 1999
----------------------   Officer and Director
(Edward Lowenthal)       (Principal Executive Officer)

/s/ Gregory F. Hughes    Chief Financial Officer         March 26, 1999
----------------------   (Principal Financial and
(Gregory F. Hughes)      Accounting Officer)

/s/ Rodney F. Du Bois    Director                        March 26, 1999
---------------------
 (Rodney F. Du Bois)

/s/ Mark S. Germain      Director                        March 26, 1999
---------------------
(Mark S. Germain)

/s/ Frank J. Hoenemeyer  Director                        March 26, 1999
-----------------------
(Frank J. Hoenemeyer)

/s/ Frank J. Sixt        Director                        March 26, 1999
-----------------
(Frank J. Sixt)

/s/ Douglas Crocker II   Director                        March 26, 1999
----------------------
(Douglas Crocker II)

/s/ Richard S. Frary     Director                        March 26, 1999
-------------------
(Richard S. Frary)

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page No. in
                                                                 Form 10-K


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . . .F-3

Consolidated Statements of Income for the Years Ended
December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . .F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .F-7

Wellsford/Whitehall Properties II, L.L.C.
Consolidated Financial Statements and Notes. . . . . . . . . . . . . . F-28


FINANCIAL STATEMENT SCHEDULES

III -  Real Estate and Accumulated Depreciation. . . . . . . . . . . . S-1

IV-  Mortgage Loans on Real Estate . . . . . . . . . . . . . . . . . . S-2

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

                       REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Wellsford Real Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

New York, New York
February 12, 1999

               WELSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                     December 31,
                                          --------------------------------
                                               1998             1997
                                          --------------    --------------
ASSETS

Real estate assets,
 at cost - Note 10
  Land                                    $   18,813,000    $    5,225,000
  Buildings and improvements                 115,425,760        36,338,624
                                          --------------    --------------
                                             134,238,760        41,563,624
  Less, accumulated depreciation              (2,707,390)                -
                                          --------------    --------------
                                             131,531,370        41,563,624
  Construction in progress                    18,791,075        17,177,824
                                          --------------    --------------
                                             150,322,445        58,741,448
Notes receivable - Notes 4 and 10            124,706,499       105,631,611
Investment in joint ventures - Note 10        80,776,338        44,779,563
                                          --------------    --------------
Total real estate assets                     355,805,282       209,152,622


Cash and cash equivalents                     10,122,037        29,895,212
Restricted cash - Note 3                       8,007,850         7,695,910
Prepaid and other assets                      11,035,489         3,229,956
                                           -------------    --------------

Total Assets                              $  384,970,658    $  249,973,700
                                          ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Mortgage notes payable - Notes 5 and 10 $  120,176,790    $   49,255,000
  Credit facility - Notes 4 and 5             17,000,000         7,500,000
  Accrued expenses and other liabilities      12,788,324         9,763,109
                                            ------------    --------------

Total Liabilities                            149,965,114        66,518,109
                                           -------------    --------------

  Commitments and contingencies -
  Notes 4,5,6,7,8,9,10,11 and 13                       -                 -

Minority Interest - Note 10                    3,380,721         2,297,295

Shareholders' Equity:
    Series A 8% Convertible Redeemable
    Preferred Stock, $.01 par value per
    share, 2,000,000 shares authorized,
    no shares issued and outstanding
    at December 31, 1998 or 1997                       -                 -

    Common Stock
      197,650,000 shares authorized-
      20,410,605 and 16,656,707 shares,
      $.01 par value per share, issued
      and outstanding at December 31, 1998
      and 1997, respectively                     204,106           166,567
    Class A Common Stock, 350,000 shares
      authorized - 339,806 shares, $.01
      par value per share, issued
      and outstanding at December 31,
      1998 and 1997                                3,398             3,398
    Paid in capital in excess of
      par value                              228,212,205       179,721,827
    Retained earnings                         11,385,274         1,941,518
    Deferred compensation - Note 7            (3,240,023)         (675,014)
    Treasury stock, 489,671 shares -
      Note 7                                  (4,940,137)                -
                                          --------------    --------------
Total Shareholders' Equity -
  Notes 1 and 7                              231,624,823       181,158,296
                                          --------------    --------------

Total Liabilities and
  Shareholders' Equity                    $  384,970,658    $  249,973,700
                                          ==============    ==============
See Accompanying Notes

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                      For the Years Ended December 31,
                                   --------------------------------------
                                        1998           1997       1996
                                   -------------  ----------  -----------

REVENUE
  Rental income                    $ 13,126,974   $1,291,354  $        -
  Interest income                    12,888,607    7,779,021     757,000
                                   ------------   ----------  ----------
    Total Revenue                    26,015,581    9,070,375     757,000
                                   ------------   ----------  ----------

EXPENSES
  Property operating
   and maintenance                    2,786,839      241,257           -
  Real estate taxes                   1,201,051      105,692           -
  Depreciation and amortization       3,157,129      294,563           -
  Property management                   498,596       18,356           -
  Interest                            4,599,309            -           -
  General and administrative          5,062,895    3,159,558           -
                                   ------------   ----------  ----------
    Total Expenses                   17,305,819    3,819,426           -

Gain on sale of investment              138,770            -           -
Income from joint ventures            3,523,072       15,135           -
                                   ------------   ----------  ----------

Income before minority interest      12,371,604    5,266,084     757,000

Minority interest                       (77,550)           -           -
                                   ------------   ----------  ----------

Income before taxes                  12,294,054    5,266,084     757,000

Income tax expense - Note 2           2,850,298    2,213,007           -
                                   ------------   ----------  ----------

Net income                         $  9,443,756    $3,053,077 $  757,000
                                   ============   ==========  ==========

Net income per common share,
  basic - Note 2                   $       0.47   $     0.18  $     0.04
                                   ============   ==========  ==========

Net income per common share,
  diluted - Note 2                 $       0.46   $     0.18  $     0.04
                                   ============   ==========  ==========

Weighted average number of common
  shares outstanding - Note 2        19,886,305   16,922,135  16,911,849
                                   ============   ==========  ==========
See Accompanying Notes

                                          WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                          Common Shares*                                                    Total
                        ------------------    Paid-in       Retained       Deferred     Shareholders'
                        Shares     Amount     Capital**     Earnings     Compensation        Equity
                        --------  --------  -------------  ------------  -------------  ------------

December 31, 1995              -  $      -   $  3,614,000   $         -   $          -     $ 3,614,000
Equity contributions           -         -     25,634,000             -              -      25,634,000
Net income                     -         -              -       757,000              -         757,000
                        --------- ---------  -------------  ------------  -------------    -----------
December 31, 1996              -         -     29,248,000       757,000              -      30,005,000
Equity contributions
  prior to Spin-off -
  Note 1                       -         -     19,310,633             -             -       19,310,633
Net income prior to
  Spin-off - Note 1            -         -              -     1,111,559             -        1,111,559
Spin-off - Note 1      4,887,577     48,875     1,819,684    (1,868,559)            -                -
Private offering of
  common shares (net
  of issuance costs)
  - Note 7            12,000,000    120,000   121,574,562             -             -      121,694,562
Issuance of Warrants
  - Note 7                     -         -      6,198,345             -             -        6,198,345
Director and officer
  share grants
  - Note 7               108,936      1,090     1,570,603             -       (675,014)        896,679
Net income subsequent
  to Spin-off                  -         -              -       1,941,518             -      1,941,518
                      -----------  ---------  -------------  ------------  -----------    ------------
December 31, 1997      16,996,513    169,965    179,721,827     1,941,518     (675,014)    181,158,296


Shares issued in
  connection with
  VLP merger -
  Note 7                3,350,000     33,500     39,329,000             -            -      39,362,500


Issuance of warrants
  - Note 7                      -          -        750,000             -            -         750,000

Director and officer
  share grants
  - Note 7                403,898      4,039      3,471,241             -   (2,700,023)        775,257

Amortization of
  deferred compensation
  - Note 7                      -          -              -             -      135,014         135,014

Net income                      -          -              -     9,443,756            -       9,443,756
                      -----------  ---------  -------------  ------------  -----------    ------------

December 31, 1998      20,750,411  $ 207,504  $ 223,272,068  $ 11,385,274  $(3,240,023)   $231,624,823
                      ===========  =========  =============  ============  ===========    ============

*Includes 339,806 Class A Common Shares.
**Net of treasury stock

See Accompanying Notes

                           WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the years Ended December 31,
                                        ------------------------------------------------------
                                              1998              1997                 1996
                                        ---------------    --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $   9,443,756      $    3,053,077       $     757,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         3,168,583             294,563                   -
      Undistributed joint venture
        income                             (2,083,506)            (15,135)                  -
      Share grants                            931,350             896,679                   -
      Gain on sale of investments            (138,770)                  -                   -
      Decrease (increase) in assets
        Restricted cash                      (311,940)         (2,175,910)          4,894,000
        Prepaid and other assets           (7,957,209)         (3,164,296)          (134,000)
      (Decrease) increase in liabilities
        Accrued expenses and
          other liabilities                 3,952,549           7,116,138                   -
                                        -------------         -----------       -------------
  Net cash provided by operating
    activities                              7,004,813           6,005,116           5,517,000
                                        -------------        ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investments in real estate assets      (125,514,325)        (85,551,813)       (13,351,000)
  Investments in joint ventures           (33,511,554)        (13,955,069)                  -
  Investments in notes receivable         (67,230,199)       (162,845,982)       (17,800,000)
  Repayments of notes receivable           55,008,523         105,440,515                   -
  Proceeds from sale of real estate
   assets                                  64,132,507                   -                   -
                                        -------------      --------------------------------------
    Net cash (used in)
     investing activities                (107,115,048)       (156,912,349)       (31,151,000)
                                        -------------      --------------------------------------


CASH FLOWS FROM FINANCING
   ACTIVITIES:

  Proceeds from credit facility            86,500,000          64,400,000                   -
  Repayment of credit facility            (77,000,000)        (56,900,000)                  -
  Proceeds from bridge loan                         -           6,000,000                   -
  Repayment of bridge loan                          -          (6,000,000)                  -
  Proceeds from mortgage
   notes payable                           71,400,000          34,500,000                   -
  Repayment of mortgage notes
   payable                                   (478,210)                  -                   -
  Equity contributions prior to
     Spin-off                                       -          17,060,633          25,634,000
  Equity contributions from
   minority interest                                -              47,250                   -
  Distributions to minority
   interest                                   (84,730)                  -                   -
  Proceeds from common shares                       -         121,694,562                   -
                                        --------------     --------------------------------------
   Net cash provided by financing
     activities                            80,337,060         180,802,445          25,634,000
                                        --------------     --------------------------------------
  Net increase (decrease) in cash
    and cash equivalents                  (19,773,175)         29,895,212                   -
  Cash and cash equivalents,
    beginning of year                      29,895,212                   -                   -
                                        --------------     ---------------------------------------
  Cash and cash equivalents,
    end of year                         $  10,122,037      $   29,895,212       $           -
                                        ==============     =======================================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year
    for interest                        $   5,017,279      $    1,506,508       $     663,000
  Cash paid during the year
    for income taxes                    $   2,228,336      $    2,242,000       $           -


SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  Shares issued in connection
   with acquisition of commercial
   office properties and notes
   receivable                           $ (39,362,500)     $   (2,250,000)      $           -
  Warrants issued in connection with
    acquisition of joint venture
    investments                         $   (750,000)      $  (6,198,345)       $           -

See accompanying notes


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

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: an SBU for commercial property operations which is held in its subsidiary, Wellsford/Whitehall Properties II, L.L.C., an SBU for debt and equity activities and an SBU for property development and land operations.

     See Note 10 for additional information regarding the Company's industry segments.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation and Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest, including Wellsford/Whitehall (see Note 10), are accounted for under the equity method. All significant inter-company accounts and transactions among Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

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

     Depreciation is computed over the expected useful lives of depreciable property on a straight line basis, principally 27.5 years for residential buildings and improvements, 40 years for commercial properties and 5 to 12 years for furnishings and equipment.
     Depreciation expense was $3.2 million and $0.3 million in 1998 and 1997, respectively, and included $0.3 million and $0.1 million of amortization of certain assets capitalized to the Company's Investment in Joint Ventures in 1998 and 1997, respectively.

     The Company reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recorded during the years 1998, 1997 or 1996.

     Mortgage Note Receivable Impairment. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral. No impairment has been recorded through December 31, 1998.

     Share Based Compensation. Statement of Financial Accounting Standard ("SFAS") 123 "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for share based compensation plans, including share options. However, registrants may elect to continue accounting for share option plans under Accounting Principles Board Opinion ("APB") 25, but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted (see Note 8). Because the Company has elected to continue to account for its share based compensation plans under APB 25, there has been no impact on the Company's consolidated financial statements resulting from SFAS 123.

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

     The components of the income tax provision are as follows:


                                            Year Ended        Year Ended
                                        December 31, 1998   December 31, 1997
                                        -----------------   -----------------

     Current federal tax                     $2,756,165           $1,776,595
     Current state and local tax                909,197              456,838
     Deferred federal tax                      (693,965)             (16,239)
     Deferred state and local tax              (121,099)              (4,187)
                                             -----------          -----------
                                             $2,850,298           $2,213,007
                                             ===========          ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                       Year Ended             Year Ended
                                   December 31, 1998        December 31, 1997
                                   -----------------        -----------------
                                  Amount      Percent      Amount     Percent
                                  ------      -------      ------     -------
  Tax at U.S. statutory rate   $4,302,919    35.00%     $1,454,084   35.00%
  State taxes, net of federal
        benefit                   944,153     7.68%        374,711    9.02%
  Change in valuation          (2,345,007)  (19.07%)       381,490    9.18%
     allowance
  Non-deductible items             12,355     0.10%          2,722    0.07%
  Effect of change in state
     tax rate                     (64,122)   (0.53%)            --      --
                               -----------  --------     ----------  -------
                                $2,850,298   23.18%      $2,213,007  53.27%
                               ===========  ========     ==========  =======

     The Company has net operating loss carryforwards of $76,557,331 for income tax purposes at December 31, 1998, that expire in the years 2005 through 2012. The Company's net operating loss carryforwards reflect a limit on utilization pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, which limits the amount of losses available after an ownership change. Those carryforwards resulted from the Company's acquisition of Value Property Trust in 1998, and are limited in their use by the amount of income generated by Value Property Trust (see Note 10).

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                         Year Ended           Year Ended
                                      December 31, 1998    December 31, 1997
                                      -----------------    -----------------
     Deferred Tax Assets:
     Net operating loss                   $32,674,669        $         --
     Deferred compensation plan             2,794,787           3,021,641
     AMT credit carryforward                  377,612                  --
     Restricted share grant                   341,440                  --
     Other                                    407,844              32,908
                                         ------------        ------------
     Subtotal                              36,596,352           3,054,549
     Valuation allowance                 (28,132,547)         (2,361,603)
                                         ------------        ------------
     Total deferred tax assets            $ 8,463,805        $    692,946
                                         ============        ============

     Deferred tax liabilities:
     Acquisition of Value Property
       Trust                             $(2,236,945)        $        --
     Built-in gain on stock in
       deferred compensation plan           (640,200)           (660,037)
     Undistributed Whitehall joint
       venture net income                   (595,506)                  --
     Other                                  (149,066)            (12,483)
                                         ------------         -----------
     Total deferred tax liabilities      $(3,621,717)         $ (672,520)
                                         ------------         -----------
     Net deferred tax asset              $  4,842,088         $    20,426
                                         ============         ===========

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $28,132,547 and $2,361,603 valuation allowance at December 31, 1998 and 1997, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance relates to NOL carryforwards and the deferred compensation plan. The $25,770,944 change in the valuation allowance in 1998 is primarily due to the Company's acquisition of Value Property Trust.
     This acquisition resulted in an increase in the net deferred tax asset of $4,006,598.

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

     Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options (196,082 in 1998 and 169,264 in 1997) and warrants (296,775 in 1998 and 256,899 in 1997), under the treasury stock method.

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

(3)  Restricted Cash

     Restricted cash primarily consists of retirement plan deposits and debt service and construction reserve balances. At December 31, 1998 and 1997, retirement plan deposits amounted to $5,965,095 and $6,017,785, respectively, and reserve balances amounted to $2,042,755 and $1,678,125 respectively. Retirement plan deposits are made solely by, and at the discretion of, the Company's officers who participate in the plan.

(4)  Notes Receivable

     At December 31, 1998 and 1997, notes receivable consisted of the following:


                  Interest Maturity  Payment                Balance
Note              Rate     Date      Terms                December 31,
----              -------- --------  -------        ------------------------
                                                       1998         1997
                                                       ----         ----

277 Park Loan         12% 5/2007    Interest Only  $ 25,000,000 $ 25,000,000
Abbey Credit
  Facility      LIBOR +4% 9/2000    Interest Only    46,019,350   28,626,650
IPH Mezzanine
  Facility      LIBOR +5% 6/1998*   Interest Only             -    9,821,036
Woodlands
  Loan        LIBOR +4.4% 7/2000    Interest Only    15,000,000   15,000,000
Park 80 Loan    LIBOR +3% 3/1998    Interest Only             -    5,100,000
Wellsford/
  Whitehall
  Bridge Loan   LIBOR +4% 2/1998    Interest Only             -    4,283,925
Sonterra Loan**        9% 7/1999**  Interest Only             -   17,800,000
REIT Bridge
  Loan          9.875%*** 2/1999*** Interest Only    15,000,000            -
DeBartolo Loan     8.547% 7/2008    20 Year Amort.   17,677,943            -
Safeguard
  Credit Fac.   LIBOR +4% 4/2001    Interest Only     5,912,500            -
Other             Various Various   Various              96,706            -
                                                   ------------  -----------
                                                   $124,706,499 $105,631,611
                                                   =========================
     * Repaid in February 1998.
     **Effectively repaid in January 1998 as part of the Sonterra acquisition. See Note 12.
     ***In January 1999, the interest rate and maturity date of this loan were modified to 12% and August 1999, respectively.

     For additional information on the Company's notes receivable, see Note
     10.

(5)  Debt

     At December 31, 1998 and 1997, the Company's debt consisted of the following:


                           Maturity      Stated                Balance
             Debt            Date     Interest Rate         December 31,
             ----          --------   -------------  ------------------------
-
                                                         1998           1997
                                                         ----           ----

   WRP Bank Facility (A)    5/1999    LIBOR +1.75%  $ 17,000,000  $ 7,500,000
   Palomino Park Bonds (B)  12/2035   Variable (C)    14,755,000   14,755,000
   Blue Ridge Mortgage      1/2008    6.92% (D)       34,144,108   34,500,000
   Red Canyon Mortgage      12/2008   6.68% (D)       27,000,000            -
   Wellsford Capital Mtge.  10/2001   LIBOR +2.75%    28,000,000            -
   Sonterra Mortgage        3/2008    6.87% (D)       16,277,682            -
                                                    ------------  -----------
                                                    $137,176,790  $56,755,000
                                                    ============  ===========
----------------------------
     (A)  The balance of the WRP Bank Facility was repaid in January 1999.
     (B)  Mortgage secures tax exempt bonds.
     (C) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (currently approximately 4%).
     (D) Principal payments are made based on a 30-year amortization schedule.

     In December 1995, the Trust marketed and sold $14.8 million of tax-exempt bonds to fund construction at Palomino Park. At December 31, 1998, $1.1 million of the bond proceeds were being held in escrow pending their use for the funding of development. The bonds are secured by a letter of credit from Dresdner Bank, AG, NY Branch ("Dresdner").
     An affiliate of EQR has made its own credit available to Dresdner in the form of a guaranty.

     The Blue Ridge Mortgage is secured by the Blue Ridge property (Note 10). The Red Canyon Mortgage is secured by the Red Canyon property (note 10). The Sonterra Mortgage is secured by the Sonterra property (Note 10).
     The Wellsford Capital Mortgage is secured by the properties acquired in the VLP Merger (Note 10).

     In May 1997, the Company obtained a $50 million two-year line of credit (extendable for one year) from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility"). The WRP Bank Facility is secured by the EQR Preferred Commitment (Note 7) and the 277 Park Loan. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the WRP Bank Facility until maturity.

     The WRP Bank Facility contains various customary loan covenants and requires the Company to maintain a ratio of total consolidated liabilities to total consolidated assets of not more than 0.6 to 1, to maintain an overall debt service coverage ratio of at least 1.5 to 1 and to meet certain minimum borrowing base and equity level requirements. The WRP Bank Facility also limits the amount of undeveloped land the Company may hold.

     The Company's long-term debt matures as follows: $17.8 million in 1999 (including the $17.0 million balance of the WRP Bank Facility which was repaid in January 1999), $0.9 million in 2000, $29.0 million in 2001, $1.0 million in 2002, $1.1 million in 2003 and $87.4 million thereafter.

     The Company capitalizes interest related to buildings under construction and renovation to the extent such assets qualify for capitalization. Total interest capitalized during the years ended December 31, 1998, 1997 and 1996 was $0.8 million, $1.7 million and $0.7 million, respectively.

(6)  Transactions With Affiliates

     In February 1997, the contracts to purchase certain commercial properties were transferred to the Company by an entity ("Commercial Partnership") of which Messrs. Lynford and Lowenthal and the wife of Mark Germain (a director of the Company) are owners, for 218,447 shares of common stock having an aggregate value of approximately $2.25 million and the Company's agreement to repay a $1.0 million advance used for the down payment on one of the properties. Upon liquidation of Commercial Partnership, Mr. Lynford, Mr. Lowenthal and the wife of Mark Germain each received approximately 16.4%, 16.4% and 13.8%, respectively, of the shares of common stock issued to Commercial Partnership. The aggregate purchase price for these commercial properties paid by the Company was approximately $47.6 million, including the approximately $2.25 million referred to above.

     On May 30, 1997, the Company made short-term loans to Messrs. Lynford and Lowenthal in the amounts of $590,000 and $119,000, respectively. The proceeds of these loans, which were repaid on July 1, 1997, were used to satisfy certain withholding tax obligations.

     The Company earned approximately $0.1 million and $2.1 million in interest income and $0.3 million and $0.1 million in management fees during 1998 and 1997, respectively, from Wellsford/Whitehall (Note 10).

(7)  Shareholders' Equity

     On June 2, 1997, the Company completed the Private Placement. The proceeds of the Private Placement of approximately $123.6 million have been applied to (a) approximately $53 million to repay the WRP Bank Facility and other debt on the date of the Private Placement and (b) the balance towards certain investments described in Note 10 and working capital.

     In February 1998, the Company issued 3,350,000 shares of its common stock in connection with the VLP Merger (see Note 10).

     The WRP Bank Facility (Note 5) is secured by an affiliate of EQR's commitment, until May 30, 2000, to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment"). If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time.

     In December 1997, three of the Company's executive officers each received a grant of 14,286 restricted common shares, which were issued to the Company's non-qualified deferred compensation plan. Twenty percent (20%) of each executive officer's restricted common shares vest on each anniversary date of the grant (December 5, 1997) over a 5-year period provided that the executive officer is still employed by the Company (otherwise, any unvested restricted common shares will be redeemed by the Company at $.01 per share). Based upon the market price on the date of grant of $15.75 per common share, the restricted common shares granted to each of the executive officers had a market value of $225,000. The total deferred compensation is included in "Deferred Compensation" and "General and Administrative Expense" on the Company's consolidated financial statements.

     In December 1998, four of the Company's executive officers received grants of restricted common shares, which aggregated 304,228 shares and were issued to the Company's non-qualified deferred compensation plan. One third of each executive officer's restricted common shares vest on each anniversary date of the grant (December 10, 1998) over a 3-year period provided that the executive officer is still employed by the Company (otherwise, any unvested restricted common shares will be redeemed by the Company at $.01 per share). Based upon the market price on the date of grant of $8.875 per common share, the restricted common shares granted to the executive officers had an aggregate market value of $2.7 million. The total deferred compensation is included in "Deferred Compensation" and "General and Administrative Expense" on the Company's consolidated financial statements.

     In December 1997, two of the Company's executive officers each received a grant of 19,048 common shares, which were issued to the Company's non-qualified deferred compensation plan. Based upon the market price on the date of grant of $15.75 per common share, the common shares granted to each of the executive officers had a market value of approximately $300,000, which is included in "General and Administrative" expense in the Company's consolidated financial statements.

     In December 1998, three of the Company's executive officers received grants of common shares, which aggregated 90,142 shares and were issued to the Company's non-qualified deferred compensation plan. Based upon the market price on the date of grant of $8.875 per common share, the common shares granted to the executive officers had an aggregate market value of approximately $800,000, which is included in "General and Administrative" expense in the Company's consolidated financial statements.

     The total value at the date of issuance of the Company's shares issued to the Company's non-qualified deferred compensation plan, including certain shares which were issued at the date of the Merger, is approximately $4.9 million. Pursuant to Emerging Issues Task Force Issue No. 97-14 (and 97-14A), "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested," this amount has been classified as Treasury Stock in the Company's consolidated financial statements.

     In December 1998, the Company issued an aggregate of 6,353 common shares, as compensation to the non-employee members of the Company's board of directors pursuant to their related agreements, which were valued at an aggregate of approximately $81,000.

     Approximately $3.5 million of the Company's retained earnings relate to the Company's joint venture investments.

     The Company has warrants outstanding to issue a total of 4,280,230 shares of common stock (see Note 10).

     The Company did not distribute any dividends during 1998 or 1997.

(8)  Share Option Plan

     The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company's directors, officers and employees. The Company has established share option and management incentive plans (the "Incentive Plans") which reserved 5,076,235 common shares for issuance under the Incentive Plans. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from 6 months to 5 years, and generally contain the right to receive reload options under certain conditions.
     At December 31, 1998 and 1997, 572,117 and 115,545 of the Company's outstanding options were exercisable, respectively. Options outstanding for the periods ended December 31, 1998 and 1997, which had a weighted average vesting period of approximately 4.1 years and 3.7 years, respectively, are as follows:

     Issued in 1997 as replacement options for Trust options
       (exercise prices between $6.67 and $10.30 per share,
       weighted average fair value of $5.19 per share)            1,326,235
     Granted in 1997 (exercise prices between $10.30 and
       $15.81 per share, weighted average fair value of
       $7.31 per share)                                           1,622,375
     Exercised in 1997                                                 --
     Forfeited in 1997                                               (1,000)
     Expired in 1997                                                   --
                                                                 ----------

     December 31, 1997 (weighted average
      exercise price of $12.20)                                   2,947,610
     Granted in 1998 (exercise prices between $8.91 and
       $20.00 per share, weighted average fair value of
       $5.63 per share)                                             636,000
     Exercised in 1998                                                 --
     Forfeited in 1998                                              (25,000)
     Expired in 1998                                                   --
                                                                 ----------
     December 31, 1998 (weighted average exercise
      price of $12.79)                                            3,558,610
                                                                  =========

     Pursuant to SFAS 123, described in Note 2, the pro forma net income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied would be $7.4 million or $0.37 per common share ($0.36 per diluted common share) in 1998 and $2.5 million or $0.14 per common share, basic and diluted, in 1997. The fair values of the options used in calculating these amounts were calculated using the Black-Scholes option pricing model and the following assumptions: (i) a risk-free interest rate of between 4.89% and 6.27%, depending on the data available on the date of grant, (ii) an expected life of 10 years, and (iii) an expected volatility between 20% and 38%, depending on the data available on the date of grant. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

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

     In 1997 the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after one year of service. Employer contributions are made based on a discretionary amount determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During 1998 and 1997, the Company made contributions of approximately $12,000 and $4,000, respectively.

     The Company has entered into an operating lease for its New York headquarters. The lease is for 10 years and requires aggregate minimum rental payments of $7.3 million over that period.

     At December 31, 1998, the Company had the following discretionary capital commitments. Draws under the Abbey Credit Facility and Safeguard Credit Facility require additional collateral to be made available to the Company which is subject to the Company's approval. Capital calls related to investments to be made by the Company's joint ventures are also subject to the Company's approval of such investments.

     Item                                                        Amount
     ----                                                        ------
     Undrawn Abbey Credit Facility commitment                  $ 4.0 million
     Undrawn Safeguard Credit Facility commitment              $39.1 million
     Undrawn Wellsford/Whitehall equity commitment             $13.6 million
     Undrawn Creamer Vitale Wellsford equity commitment        $13.6 million
     Undrawn Liberty Hampshire SPFC JV equity commitment       $23.1 million


(10) Segment Information

                                   Wellsford/         Commercial       Debt and        Development
                                   Whitehall           Property         Equity          and Land
                              Properties II, L.L.C.*  Investments     Investments      Investments      Other      Consolidated
                              ----------------------  -----------     -----------      -----------      -----      ------------
December 31, 1998 (000s)
------------------------

Real estate, net              $         493,177       $        -      $   37,666       $    112,657     $      -    $  150,323
Notes receivable                              -                -         124,707                  -            -       124,707
Investment in joint ventures                  -           69,529          11,248                  -            -        80,777
Cash and cash equivalents                 8,585               49           2,999              1,528       13,553        18,129
Other assets                              9,619                -           7,412                882        2,741        11,035
                              -----------------       ----------      ----------       ------------     --------    ----------
Total assets                  $         511,381       $   69,578      $  184,032       $    115,067     $ 16,294    $  384,971
                              =================       ==========      ==========       ============     ========    ==========

Mortgage notes payable        $          68,043       $        -      $   28,000       $     92,177     $      -    $  120,177
Credit facilities                       276,197                -               -                  -       17,000        17,000
Accrued expenses and
  other liabilities                      15,275                -           2,660              2,451        7,677        12,788
Minority interest                             -               47               -              3,334            -         3,381
Equity                                  151,866           69,531         153,372             17,105      (8,383)       231,625
                              -----------------       ----------      ----------       ------------     --------    ----------
Total liabilities and equity  $         511,381       $   69,578      $  184,032       $    115,067     $ 16,294    $  384,971
                              =================       ==========      ==========       ============     ========    ==========
Year Ended December 31, 1998 (000s)
-----------------------------------
Rental income                 $          53,460       $        -      $    4,761       $      8,366     $      -    $   13,127
Interest income                             163                -          12,130                401          357        12,888
                              -----------------       ----------      ----------       ------------     --------    ----------
Total income                             53,623                -          16,891              8,767          357        26,015
                              -----------------       ----------      ----------       ------------     --------    ----------
Operating expenses                       20,279                -           2,087              2,399            -         4,486
Depreciation and amortization             7,387              175             842              2,040          100         3,157
Interest                                 19,085                -           1,285              3,272           42         4,599
General and administrative                3,299                -            397                   -        4,666         5,063
                              -----------------       ----------      ----------       ------------     --------    ----------
Total expenses                           50,050              175           4,611              7,711        4,808        17,305
                              -----------------       ----------      ----------       ------------     --------    ----------
Gain on sale of investments               2,866                -             139                  -            -           139
Income from joint venture                     -            2,812             711                  -            -         3,523
Minority Interest                             -                -            (50)               (28)            -          (78)
                              -----------------       ----------      ----------       ------------     --------    ----------
Income (loss) before taxes    $           6,439       $    2,637      $   13,080       $      1,028     $(4,451)    $   12,294
                              =================       ==========      ==========       ============     ========    ==========
December 31, 1997 (000s)
--------------------------
Real estate, net              $         218,846       $        -      $        -       $     58,741     $      -    $   58,741
Notes receivable                              -                -          87,832             17,800            -       105,632
Investment in joint venture                   -           44,780               -                  -            -        44,780
Cash and cash equivalents                 2,878                -               -                  -       29,896        29,896
Other assets                              7,311                -           1,313              3,040        6,572        10,925
                              -----------------       ----------      ----------       ------------     --------    ----------
Total assets                  $         229,035       $   44,780      $   89,145       $     79,581     $ 36,468    $  249,974
                              =================       ==========      ==========       ============     ========    ==========

Mortgage notes payable        $           4,284       $        -      $        -       $     49,255     $      -    $   49,255
Credit facilities                       146,909                -               -              7,500            -         7,500
Accrued expenses and
    other liabilities                     3,717                -               -              1,838        7,925         9,763
Minority interest                             -                -               -              2,297            -         2,297
Equity                                   74,125           44,780          89,145             18,691       28,543       181,159
                              -----------------       ----------      ----------       ------------     --------    ----------
Total liabilities and equity  $         229,035       $   44,780      $   89,145       $     79,581     $ 36,468    $  249,974
                              =================       ==========      ==========       ============     ========    ==========

Year Ended December 31, 1997 (000s)
-----------------------------------
Rental income                 $           8,504       $    1,291      $        -       $          -     $      -    $    1,291
Interest income                              24                -           5,002              1,602        1,175         7,779
                              -----------------       ----------      ----------       ------------     --------    ----------
Total income                              8,528            1,291           5,002              1,602        1,175         9,070
                              -----------------       ----------      ----------       ------------     --------    ----------
Operating expenses                        3,494              365               -                  -            -           365
Depreciation and amortization             1,220              188               -                  -          106           294
Interest                                  2,949                -               -                  -            -             -
General and administrative                  835                -               -                  -        3,160         3,160
                              -----------------       ----------      ----------       ------------     --------    ----------
Total expenses                            8,498              553               -                  -        3,266         3,819
                              -----------------       ----------      ----------       ------------     --------    ----------

Income from joint venture                     -               15               -                  -            -            15
                              -----------------       ----------      ----------       ------------     --------    ----------
Income (loss) before taxes    $              30       $      753      $    5,002       $      1,602     $(2,091)    $    5,266
                              =================       ==========      ==========       ============     ========    ==========
     * The Company accounts for its investment in this joint venture under the equity method.  This investment is held in the
     Company's "Commercial Property Investments" segment.
/TABLE

     Commercial Property Operations - Wellsford/Whitehall

     Wellsford/Whitehall Properties II, L.L.C. ("Wellsford/Whitehall") owned and operated 35 office buildings containing approximately 4.6 million square feet ("SF") of office space as of December 31, 1998, including approximately 1.4 million SF under renovation, with an aggregate gross book value of approximately $501.7 million.

     At the time of the Spin-off, the Company owned six commercial office buildings, five of which were vacant at that time, containing an aggregate of approximately 949,400SF and acquired for an aggregate of approximately $47.6 million (the "WRP Commercial Properties").

     In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman, Sachs & Co., formed a private real estate operating company, Wellsford/Whitehall.
     The Company contributed the WRP Commercial Properties and Whitehall contributed four commercial properties upon formation of Wellsford/Whitehall. The Company manages Wellsford/Whitehall on a day-to-day basis, and certain major decisions require the consent of both partners. The Company had a 47.7% interest in Wellsford/Whitehall at December 31, 1998.

     Two properties, 700 Atrium Drive and Mountain Heights (two buildings), were acquired in September and December 1997, respectively, for $18.1 million and $29.1 million, respectively. In addition, Wellsford/Whitehall purchased an industrial warehouse in New Jersey in December 1997 for $7.1 million.

     The Wellsford/Whitehall transactions described above were funded primarily by capital contributions from the Company and Whitehall, by $48 million in debt which encumbered certain of the properties contributed by Whitehall (the "Atrium Loan") which was assumed by Wellsford/Whitehall, and by a term loan agreement (the
     "Wellsford/Whitehall Bridge Loan") between the Company and
     Wellsford/Whitehall.

     The Atrium Loan bore interest at LIBOR +3%. Wellsford/Whitehall has an interest rate protection agreement which was related to this loan which caps LIBOR at 7.69% on a notional balance of $64 million until June 15, 2000. The lender on this loan was Goldman Sachs Mortgage Company. The Atrium Loan was repaid in December 1997. Wellsford/Whitehall has retained the interest rate protection agreement to hedge other floating rate borrowings.

     Pursuant to the Wellsford/Whitehall Bridge Loan, the Company agreed to loan Wellsford/Whitehall up to approximately $86.3 million bearing interest at LIBOR +3% until November 26, 1997 and at LIBOR +4% until maturity. The Wellsford/Whitehall Bridge Loan was fully repaid in 1998.

     In December 1997, Wellsford/Whitehall obtained a $375 million loan facility (the "Wellsford/Whitehall Bank Facility") from BankBoston and Goldman Sachs Mortgage Company, consisting of a secured term loan facility of up to $225 million and a secured revolving credit facility of up to $150 million. The term loan facility bore interest at LIBOR +1.6% and had a term of four years; the revolving credit facility bore interest at LIBOR +2.5% and had a term of three years.

     In February 1998, Wellsford/Whitehall acquired a 65,000SF building in Boston, MA for $5.5 million and 19 acres of undeveloped land in Somerset, NJ for $2.0 million, which is adjacent to four buildings currently owned by Wellsford/Whitehall.

     In March 1998, Wellsford/Whitehall purchased an 82,000 SF property in Somerset, NJ for approximately $5.4 million.

     In May 1998, Wellsford/Whitehall completed the acquisition of a 977,000SF portfolio of thirteen office buildings for $148.7 million (the "Boston Portfolio"). The Boston Portfolio was financed with (i) the assumption of $68.3 million of mortgage debt, (ii) a $35.8 million draw on the Wellsford/Whitehall Bank Facility, (iii) the issuance of $19.0 million of Wellsford/Whitehall 6% convertible preferred units, (iv) $18.0 million of capital contributions and (v) the issuance of $7.6 million of Wellsford/Whitehall common units.

     In May 1998, Wellsford/Whitehall acquired two warehouse buildings totaling approximately 470,000SF for $28.4 million in Needham, MA.

     In June 1998, Wellsford/Whitehall acquired an approximately 63,000SF building located in Andover, MA for approximately $7.4 million and two office buildings totaling 104,000SF located in Basking Ridge, NJ for approximately $15.0 million.

     In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300 million represents a senior secured credit facility bearing interest at LIBOR +1.65% and $75 million represents a secured mezzanine facility bearing interest at LIBOR +3.2%. Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall. As of December 31, 1998, approximately $276.2 million was outstanding under the Wellsford/Whitehall Bank Facility ($207.3 million of which was under the senior facility).

     In September 1998, Wellsford/Whitehall purchased two office buildings totaling approximately 199,000SF in Franklin Township, NJ for approximately $22.8 million.

     In November 1998, Wellsford/Whitehall purchased a 38,000SF office building in Columbia, MD for approximately $2.6 million.

     In December 1998, Wellsford/Whitehall purchased a 147,000SF office building in Ridgefield Park, NJ for approximately $19.3 million.

     The 1998 Wellsford/Whitehall acquisitions described above, other than the Boston Portfolio, were funded primarily by capital contributions from the Company and Whitehall, and by draws on the Wellsford/Whitehall Bank Facility.

     The Company is entitled to incentive compensation equal to (a) 17.5% of available cash after a return of capital to the Company and Whitehall and a 17.5% return on equity to each of them, and (b) 22.5% of available cash after a 22.5% return on equity to the Company and Whitehall. The Company and Whitehall have committed to make additional equity contributions of $50 million each for new acquisitions, capital needs, and working capital, of which $13.6 million remained unfunded by each at December 31, 1998. Whitehall may exchange the membership units it receives in Wellsford/Whitehall relating to capital contributions in excess of an additional $25 million up to an additional $50 million, for shares of the Company's common stock or, in the Company's sole discretion, cash, based upon the price paid for such membership units and the current market value of the Company's common stock.

     In connection with the formation of Wellsford/Whitehall, the Company issued warrants (the "Whitehall Warrants") to Whitehall to purchase 4,132,230 shares of the Company's common stock at an exercise price of $12.10 per share. The Whitehall Warrants are exercisable for five years for either, at the Company's option, shares of the Company's common stock or cash. The exercise price for the Whitehall Warrants is payable in cash or, after August 28, 1999, either with cash or membership units in Wellsford/Whitehall.

     The Company has agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall except, in certain circumstances, where Wellsford/Whitehall has declined the investment opportunity.


     Debt and Equity Activities

     At December 31, 1998, the Company had $124.7 million of debt investments which bore interest at an average yield of approximately 4.6% over LIBOR and had an average remaining term to maturity of 4.1 years.

     277 Park

     The Company and BankBoston have provided an $80 million loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns an approximately 1.75 million SF office building located in New York City (the "277 Park Property"). The Company has advanced $25 million pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345 million first mortgage loan (the "REMIC Loan") on the 277 Park Property. The 277 Park Loan bears interest at the rate of approximately 12% per annum for the first nine years of its term and at a floating annual rate during the tenth year equal to LIBOR +5.15% or the BankBoston base rate plus 5.15%, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3.0 million in interest income, or 11.5% of its total non-joint venture revenues, on the 277 Park Loan during 1998.

     The Abbey Company

     In August 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70 million secured credit facility (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and MGT expanded the Abbey Credit Facility to $120 million. In December 1998, Abbey repaid $20 million, thereby reducing the total available to $100 million.

     The Abbey Credit Facility will be made available to Abbey until September 2000. Advances under the facility can be made for up to 65% of the value of the borrowing base collateral which consisted of 24 properties, all cross-collateralized, totaling approximately 1.7 million SF at December 31, 1998.

     As of December 31, 1998, approximately $46.0 million had been advanced by the Company under the Abbey Credit Facility. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Abbey Credit Facility.

     The Company is entitled to receive interest on its advances under the Abbey Credit Facility at LIBOR +4%. The Company earned approximately $3.9 million, or 15.0% of its total non-joint venture revenues, on the Abbey Credit Facility during 1998.

     IPH Mezzanine Facility

     In December 1997, Wellsford Ventures, Inc. ("Ventures"), a wholly-owned subsidiary of the Company, joined with Fleet Real Estate, Inc. ("FRE"), a subsidiary of Fleet Financial Group, to issue an approximately $32.5 million subordinated credit facility (the "IPH Mezzanine Facility") to Industrial Properties Holding, L.P. ("IPH"). Each of Ventures and FRE were committed to advance up to 50% of the IPH Mezzanine Facility. Ventures advanced approximately $9.8 million under the IPH Mezzanine Facility. The IPH Mezzanine Facility was repaid in February 1998, at which time the Company received a total of $0.8 million in interest and fees. Advances under the IPH Mezzanine Facility bore interest at an annual rate of LIBOR +5%.

     Woodlands

     In December 1997, BankBoston, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369 million (the "Woodlands Loan"). The Woodlands Loan consists of a revolving credit loan in the principal amount of $179 million (the "Revolving Loan"), a secured term loan in the principal amount of $130 million (the "Secured Loan"), and a second secured term loan in the principal amount of $60 million (the "Second Secured Loan"). The Company has advanced $15 million pursuant to the Second Secured Loan. The Second Secured Loan is subordinate to the Revolving Loan and the Secured Loan and bears interest equal to LIBOR +4.40%. Interest on the Second Secured Loan is payable monthly to the extent there is available cash after payment of interest on the Revolving Loan and the Secured Loan and provided no event of default has occurred under the Woodlands Loan. The principal amount of the Woodlands Loan and all accrued interest thereon will be payable on July 31, 2000, with two, one-year extension options available.

     Park 80

     In December 1997, the Company originated a $5.1 million loan bearing interest at LIBOR +3% which was repaid in August 1998 (the "Park 80 Loan"). The Park 80 Loan was secured by a mortgage on an 80,000SF mid-rise office building in Saddlebrook, New Jersey.

     Value Property Trust

     In February 1998, the Company completed the previously announced merger (the "VLP Merger") with Value Property Trust ("VLP") for total consideration of approximately $169 million, which was accounted for as a purchase. As of December 31, 1998, approximately $5.1 million was recorded as a net deferred tax asset reflecting the value of VLP's net operating loss carryforwards. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64 million. The Company retained seven of the VLP properties containing an aggregate of approximately 0.6 million square feet located primarily in the northeastern U.S. The following is a schedule by years of future minimum rentals on non-cancelable operating leases related to these properties as of December 31, 1998:

               Year ending December 31:

               1999                     $ 3,932,869

               2000                       3,332,939

               2001                       2,719,396

               2002                       1,724,215

               2003                       1,152,237

               Later years                3,981,242
                                        -----------

               Total minimum
                 future rentals         $16,842,898
                                        ===========

     In October 1998, the Company closed on $28 million of non-recourse financing (the "Wellsford Capital Mortgage") on the portfolio of seven commercial properties acquired in the VLP Merger. The loan bears interest at LIBOR +2.75% and has a term of three years. The proceeds were used to repay amounts outstanding on the WRP Bank Facility and for working capital purposes.

     Clairborne Investors

     In January 1998, the Company acquired a 49% interest in Creamer Realty Consultants, a real estate advisory and consulting firm, and formed Creamer Vitale Wellsford, L.L.C. ("Creamer Vitale Wellsford").

     Creamer Realty Consultants and Creamer Vitale Wellsford, together with Prudential Real Estate Investors ("PREI), a division of Prudential Investment Corporation, have established the Clairborne Investors Mortgage Investment Program to make opportunistic investments and to provide liquidity to participants in large syndicated mortgage loan transactions. The parties have agreed to contribute up to $150 million to fund acquisitions approved by the parties, of which a subsidiary of the Company will fund 10%. Creamer Vitale Wellsford will originate, co-invest, and manage the investments of the program.


     The Company's original investment in these entities was $1.3 million of cash and 148,000 five-year warrants to purchase the Company's common shares at $15.175 per share, valued at approximately $0.7 million. In November 1998, Creamer Vitale Wellsford acquired a $17 million participation in a $56 million mortgage, bearing interest at LIBOR +1.75% and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1.4 million of this participation.

     DeBartolo

     In July 1998, the Company purchased an $18 million participation in a $175 million loan (the "DeBartolo Loan"). The DeBartolo Loan is secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns approximately 175 million SF of mall space nationwide. The DeBartolo loan bears interest at 8.547%, payable quarterly, pays principal based on a 20 year amortization schedule and is due in July 2008.

     REIT Bridge Loan

     In August 1998, the Company funded a $15 million participation in a $100 million unsecured loan (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owns 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% and was due in February 1999 with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increase the interest rate to 12%. The borrower paid a 1.5% loan fee at origination and a 1% loan fee upon modification.

     Liberty Hampshire

     In July and August 1998, the Company invested a total of $2.1 million in the Liberty Hampshire Company, L.L.C. ("Liberty Hampshire") which structures, establishes and provides management and services for special purpose finance companies ("SPFCs") formed to invest in financial assets. The Company also invested a total of $4.4 million in a joint venture SPFC with Liberty Hampshire. This SPFC has invested in a participation in the DeBartolo Loan and has acquired an interest in REIS Reports, Inc.("REIS"), a leading provider of real estate market information to institutional investors. The primary shareholder of REIS is the brother of Mr. Lynford; Mr. Lynford recused himself from the REIS investment decision.

     Safeguard

     In December 1998, the Company and MGT originated a $90 million secured credit facility (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard").

     The Safeguard Credit Facility will be made available to Safeguard until April 2001. Advances under the facility can be made for up to 75% of the value of the borrowing base collateral which consisted of 4 properties, all cross-collateralized, totaling approximately 0.3 million SF at December 31, 1998.

     As of December 31, 1998, approximately $5.9 million had been advanced by the Company under the Safeguard Credit Facility. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Safeguard Credit Facility.

     The Company is entitled to receive interest on its advances under the Safeguard Credit Facility at LIBOR +4%.

     Property Development and Land Operations

     Palomino Park

     The Company owns an approximate 80% interest in Phases I, II, III and IV of, and in an option to acquire (at a fixed price) and develop phase V of, a 1,800-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. The Company has a related $14.8 million tax exempt mortgage note payable which requires interest only payments at a variable rate (currently approximately 4%) until it matures in December 2035 (the "Palomino Park Bonds"). The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AAA rated financial institution. The Company and an affiliate of EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon (the latter guarantee being the "EQR Enhancement").

     In December 1997, Phase I, known as Blue Ridge, was completed at a cost of approximately $41.5 million. At that time, the Company obtained a $34.5 million permanent loan (the "Blue Ridge Mortgage") secured by a mortgage on Blue Ridge. The Blue Ridge Mortgage matures in January 2008 and bears interest at a fixed rate of 6.92%. Principal payments are based on a 30-year amortization schedule.

     In November 1998, Phase II, known as Red Canyon, was completed at a cost of approximately $33.9 million. At that time, the Company acquired Red Canyon and the related construction loan was repaid with the proceeds of a $27 million permanent loan (the "Red Canyon Mortgage") secured by a mortgage on Red Canyon. The Red Canyon Mortgage matures in December 2008 and bears interest at a fixed rate of 6.68%. Principal payments are based on a 30-year amortization schedule.

     The Company had a gross investment of approximately $18.8 million at December 31, 1998 in one multifamily development project, Silver Mesa, which is Phase III of Palomino Park consisting of 264 units, and related infrastructure costs. This project is being developed pursuant to a fixed-price contract. The Company is committed to purchase 100% of this project upon completion and the achievement of certain occupancy levels. In addition, the Company is obligated to fund the first 20% of construction costs on this project as they are incurred. Silver Mesa is owned by Silver Mesa at Palomino Park LLC, a limited liability company, the members of which are Wellsford Park Highlands Corp. (99%), a majority owned and controlled subsidiary of the Company, and Al Feld (1%).

     In May 1997, the Company acquired the land for Silver Mesa for approximately $2.1 million.

     In May 1998, the Company acquired the land for Phase IV for approximately $3.2 million.



     Sonterra

     From the time of the Spin-off, the Company held a $17.8 million mortgage on, and option to purchase, a 344-unit class A residential apartment complex ("Sonterra at Williams Centre") in Tucson, Arizona.

     In January 1998, the Company exercised its option and acquired Sonterra at Williams Centre for approximately $20.5 million, including satisfaction of the mortgage. In February 1998, the Company closed on $16.4 million of mortgage financing (the "Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments are based on a 30-year amortization schedule.

(11) Fair Value of Financial Instruments

     The Company held the following financial instruments at December 31, 1998:



                Balance      Interest   Maturity     Other        Fair Value
      Item      (thousands)  Rate       Date         Terms        (thousands)
      ----      -----------  --------   ---------    ------       -----------

277 Park Loan     $ 25,000           12%   5/2007  Interest only $ 27,580 (C)
Abbey Credit
  Facility          46,019     LIBOR+ 4%   9/2000  Interest only   46,019 (D)
Woodlands Loan      15,000   LIBOR +4.4%   7/2000  Interest only   15,000 (D)
REIT Bridge Loan    15,000       9.875%*  2/1999*  Interest only   15,000 (E)
DeBartolo Loan      17,678        8.547%   7/2008  20 Year Amort.  16,916 (F)
Safeguard Credit
  Fac.               5,913     LIBOR+ 4%   4/2001  Interest only    5,913 (D)
                   -------                                       --------
Total Notes Rec.  $124,610                                       $126,428
                  ========                                       =========


WRP Bank Facility $ 17,000   LIBOR+1.75%   5/1999            (B) $ 17,000 (G)
Palomino Park
  Bonds             14,755           (A)  12/2035  Interest only   14,755 (G)
Blue Ridge Mtge.    34,144         6.92%   1/2008  30 Year Amort.  34,144 (H)
Red Canyon Mtge.    27,000         6.68%  12/2008  30 Year Amort.  27,000 (I)
Wellsford Cap.
  Mtge.             28,000 LIBOR + 2.75%  10/2001  Interest Only   28,000 (G)
Sonterra Mortgage   16,278         6.87%   3/2008  30 Year Amort.  16,278 (H)
                   -------                                       --------
Total Debt        $137,177                                       $137,177
                   =======                                       ========

     *In January 1999, the interest rate and maturity date of this loan were modified to 12% and August 1999, respectively.

     (A) Rate approximates the Standard & Poor's/J.J. Kenney index for short-term high grade tax-exempt bonds (currently approximately 4%).
     (B)  For more information on the WRP Bank Facility, see Note 5.
     (C) The fair value of this investment was determined by reference to various market data.
     (D) The fair value of the Company's floating rate investments is considered to be their carrying amount.
     (E) The fair value of this short term investment is considered to be its carrying amount.
     (F) The fair value of this investment was determined by reference to various market data.
     (G) The fair value of the Company's floating rate debt is considered to be its carrying amount.
     (H) The fair value of this mortgage is considered to be its carrying amount since it is similar in both terms and collateral to the Red Canyon Mortgage, which reflects current market conditions (see (I) below).
     (I) The fair value of this mortgage is considered to be its carrying amount as it is a recently executed transaction reflective of current market conditions.

(12) Summarized Consolidated Quarterly Information (Unaudited)

     Summarized consolidated quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                      Three Months Ended (Unaudited)
                    ---------------------------------------------------------
                      March 31        June 30     September 30   December 31
                       --------       -------     ------------   -----------
       1998
----------------
Revenue             $ 6,225,168    $ 8,358,939    $ 6,777,822    $ 8,315,494

Expenses              3,499,879      4,160,672      4,790,082      4,932,736
                    -----------    -----------    -----------    -----------

Income before taxes   2,725,289      4,198,267      1,987,740      3,382,758

Income tax expense    1,248,000      1,984,000    (1,029,000)        647,298
                    -----------    -----------    -----------    -----------

Net income avail-
  able for common
  shareholders      $ 1,477,289    $ 2,214,267    $ 3,016,740    $ 2,735,460
                    ===========    ===========    ===========    ===========

Net income per
  common share,
  basic*            $      0.08    $      0.11    $      0.15    $      0.13
                    ===========    ===========    ===========    ===========

Net income per
  common share,
  diluted*          $      0.08    $      0.10    $      0.15    $      0.13
                    ===========    ===========    ===========    ===========

Weighted average
  number of common
  shares out-
  standing           18,376,910     20,349,688     20,349,688     20,441,157
                     ==========     ==========     ==========     ==========




                                      Three Months Ended (Unaudited)
                      ------------------------------------------------------
                      March 31        June 30     September 30   December 31
                      --------        -------     ------------   -----------
       1997
----------------
Revenue             $   400,500    $ 1,775,359    $ 3,369,120    $ 3,540,531
Expenses                  --           475,728      1,631,215      1,712,483
                    -----------    -----------    -----------    -----------
Income before taxes     400,500      1,299,631      1,737,905      1,828,048
Income tax expense        --           284,000        719,000      1,210,007
                    -----------    -----------    -----------    -----------
Net income available
  for common
  shareholders      $   400,500    $ 1,015,631    $ 1,018,905    $   618,041
                    ===========    ===========    ===========    ===========
Net income per
  common share,
  basic*            $      0.02    $      0.06    $      0.06    $      0.04
                    ===========    ===========    ===========    ===========
Net income per
  common share,
  diluted*          $      0.02    $      0.06    $      0.06    $      0.03
                    ===========    ===========    ===========    ===========
Weighted average
  number of common
  shares out-
  standing           16,911,849     16,911,849     16,911,849     16,935,776
                    ===========    ===========    ===========    ===========

All earnings per share amounts conform with SFAS 128 requirements (Note 2).

* Aggregate quarterly earnings per share amounts may not equal annual amounts presented elsewhere in these consolidated financial statements due to rounding differences.

(13) Subsequent Events

     In January 1999, the Company acquired a parcel of land in Broomfield, CO for approximately $7.2 million. In connection with this transaction, the Company collected $0.4 million of consulting fees in 1998 and expects to receive a minimum of $0.9 million in 1999. A third party has an option to purchase this parcel of land for $7.2 million until April 30, 1999.

     In January 1999, a wholly-owned subsidiary of the Company obtained a $35 million secured loan facility (the "Wellsford Finance Bank Facility") from BankBoston, which can potentially be increased to $50 million. The Wellsford Finance Bank Facility bears interest at LIBOR + 2.75% and has a term of 3 years. The Company immediately drew $35 million on this line, the proceeds of which were used (a) to repay the $17 million balance of the WRP Bank Facility, and (b) for working capital purposes. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Bank Facility until maturity.

     In January 1999, the REIT Bridge Loan was modified as described in Note
     10.

                      Consolidated Financial Statements

                  Wellsford/Whitehall Properties II, L.L.C.
                              and Subsidiaries

                              December 31, 1998
                     with Report of Independent Auditors

         WELLSFORD/WHITEHALL PROPERTIES II, L.L.C. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------



                                                                     Page No.
                                                                     --------



Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . .5

Consolidated Statements of Changes in Members' Equity. . . . . . . . . .6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . .7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .9

                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------


To the Members of Wellsford/Whitehall Properties II, L.L.C.
and Subsidiaries:



We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Properties II, L.L.C. (formerly Wellsford/Whitehall Properties, L.L.C.) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in members' equity and cash flows for the year ended December 31, 1998 and for the period from August 28, 1997 (Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Properties II, L.L.C. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and for the period from August 28, 1997 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP



New York, New York
February 12, 1999

         Wellsford/Whitehall Properties II, L.L.C. and Subsidiaries
                         Consolidated Balance Sheets



                                                     December 31,
                                          --------------------------------
                                               1998             1997
                                          --------------    --------------

ASSETS

Real estate assets,
 at cost - Notes 3,4,5 and 6
  Land                                    $   61,131,765    $   26,884,000
  Buildings and improvements                 387,897,683       161,567,641
                                          --------------    --------------
                                             449,029,448       188,451,641
   Less, accumulated depreciation             (8,484,889)       (1,219,849)
                                          --------------    --------------
                                             440,544,559       187,231,792
Construction in progress                      52,662,902        31,510,074
                                          --------------    --------------
                                             493,207,461       218,741,866

Cash and cash equivalents                      6,410,614         2,878,259
Restricted cash                                2,174,026                --
Deferred costs, net of
 accumulated amortization                      3,764,980         4,774,774
Receivables, prepaids
 and other assets (Note 7)                     5,823,846         2,639,634
                                           -------------    --------------

Total Assets                              $  511,380,927    $  229,034,533
                                          ==============    ==============

LIABILITIES AND MEMBERS' EQUITY

Liabilities:

  Mortgage loan (Note 6)                  $   68,043,333    $           --
  Secured revolving credit
   facility (Note 6)                                  --        38,984,000
  Secured term loan (Note 6)                          --       107,925,000
  Secured senior credit facility (Note 6)    207,289,846                --
  Secured mezzanine credit
   facility (Note 6)                          68,907,482                --
  Unsecured loan (Note 6)                             --         4,283,925
  Accrued expenses and other liabilities
    (Note 7)                                  11,224,384         3,122,371
  Distributions payable (Note 8)               3,298,814                --
  Security deposits                              751,234           594,094
                                            ------------    --------------

Total Liabilities                            359,515,093       154,909,390
                                           -------------    --------------

  Commitments and contingencies -
   Notes 6, 8, 9 and 11                               --                --

Members' Equity (Note 8):
  Membership units, $.01 par
   value per unit                                 99,403            64,855
  Paid in capital                            130,032,663        74,030,079
  Series A convertible preferred
   membership units                           19,000,000                --
  Retained earnings                            2,733,768            30,209
                                          --------------    --------------
Total Members' Equity                        151,865,834        74,125,143
                                          --------------    --------------

Total Liabilities and
  Members' Equity                         $  511,380,927    $  229,034,533
                                          ==============    ==============


See Accompanying Notes

         Wellsford/Whitehall Properties II, L.L.C. and Subsidiaries
                      Consolidated Statements of Income



                                                               For the
                                                             Period From
                                            For the         August 28, 1997
                                           Year Ended       (Inception) to
                                        December 31, 1998  December 31, 1997
                                        -----------------  -----------------

Revenues:
  Rental income (Note 4)                $    52,514,859    $      8,334,619
  Interest and other income                   1,108,437             193,086
                                        ---------------    ----------------
    Total revenues                           53,623,296           8,527,705
                                        ---------------    ----------------

Expenses:
  Property operations and maintenance        13,379,303           2,346,644
  Real estate taxes                           5,550,662             970,501
  Depreciation and amortization               7,387,077           1,219,849
  Property and asset management               1,348,552             175,873
  Interest (Note 6)                          19,085,016           2,949,280
  General and administrative                  3,299,496             835,349
                                        ---------------    ----------------
    Total Expenses                           50,050,106           8,497,496
                                        ---------------    ----------------

Income before gain on disposition
  and distributions to Series A
  convertible preferred
  membership unit holders                     3,573,190              30,209

Gain on disposition (Note 3)                  2,866,183                  --
                                        ---------------    ----------------
Net income before distributions
  to Series A convertible preferred
  membership unit holders                     6,439,373              30,209

Distributions to Series A convertible
  preferred membership unit holders            (728,333)                 --
                                        ---------------    ----------------
Net income available for membership
  unit holders                          $     5,711,040    $         30,209
                                        ===============    ================

Net income per membership unit
  (Note 2)                              $          0.69    $           0.01
                                        ===============    ================

Weighted average number of
  membership units outstanding
  (Note 2)                              $     8,291,273    $      5,277,314
                                        ===============    ================

See Accompanying Notes

                      Wellsford/Whitehall Properties II, L.L.C. and Subsidiaries
                         Consolidated Statement of Changes in Members' Equity
                 For the Period from August 28, 1997 (Inception) to December 31, 1998

                                                                 Series A
                                                               Convertible
                             Membership Units                   Preferred                  Total
                           --------------------    Paid-in     Membership     Retained    Members'
                             Units      Amount     Capital        Units       Earnings     Equity
                           ---------  ---------  ------------  -----------   ---------  ------------

Initial equity
 contributions -
 August 28, 1997           5,000,000    $50,000   $49,950,000  $        --  $       --   $50,000,000
 (Inception)

Additional equity
 contributions             1,485,508     14,855    24,080,079           --          --    24,094,934

Net income                        --         --            --           --      30,209        30,209
                            --------    -------  ------------  -----------   ---------  ------------
December 31, 1997          6,485,508     64,855    74,030,079           --      30,209    74,125,143

Issuance of membership
 units in connection
 with contribution of
 assets                      468,557      4,686     7,595,309   19,000,000          --    26,599,995

Additional equity
 contributions             2,986,260     29,862    48,407,275           --          --    48,437,137

Net income                        --         --            --      728,333   5,711,040     6,439,373

Distributions                     --         --            --     (728,333) (3,007,481)   (3,735,814)
                          ----------    -------  ------------  -----------  ----------  ------------
December 31, 1998          9,940,325    $99,403  $130,032,663  $19,000,000  $2,733,768  $151,865,834
                          ==========    =======  ============  ===========  ==========  ============

See Accompanying Notes

         Wellsford/Whitehall Properties II, L.L.C. and Subsidiaries
                    Consolidated Statement of Cash Flows


                                                               For the
                                                             Period From
                                            For the         August 28, 1997
                                           Year Ended      (Inception) to
                                        December 31, 1998  December 31, 1997
                                        -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Basic Earnings                            $   6,439,373       $     30,209
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Gain on disposal of real estate
   assets                                    (2,866,183)                --
  Depreciation and amortization               7,387,077          1,233,889
  Amortization of deferred
   financing costs                            1,672,413                 --
  Deferred rental revenue                    (1,476,178)          (380,103)
  Decrease (increase) in assets:
    Receivables, prepaids and other
     assets                                    (851,453)           192,076
  (Decrease) increase in liabilities:
    Accrued expenses and other
     liabilities                              4,828,066          1,285,498
    Security deposits                           157,140                 --
                                          --------------      ------------
  Net cash provided by operating
     activities                              15,290,255          2,361,569
                                          --------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions of real estate assets         (163,082,206)       (46,768,417)
Prepaid acquisition costs                    (1,124,579)                --
Disposal of real estate assets, net of
 selling expenses                             4,561,013                 --
Improvements to real estate assets          (22,066,915)       (15,519,011)
                                          -------------       ------------

  Net cash used in investing activities    (181,712,687)       (62,287,428)
                                          -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from term loans                     23,587,620        107,925,000
Proceeds from credit facilities              67,037,844         38,984,000
Proceeds from mortgage loans                         --            375,602
Proceeds from unsecured loan                         --         48,025,000
Proceeds from secured senior credit
 facility                                   207,289,846                 --
Proceeds from secured mezzanine credit
 facility                                    68,907,482                 --
Repayment of term loans                    (131,512,620)                --
Repayment of credit facilities             (106,021,844)                --
Repayment of mortgage loans                    (297,483)       (48,468,556)
Repayment of unsecured loan                  (4,283,925)      (105,440,515)
Increase in restricted cash                  (2,174,026)                --
Deferred financing and organization
 costs                                         (578,244)        (4,774,774)
Preferred distributions                        (437,000)                --
Initial cash contribution                            --          2,083,427
Equity contributions                         48,437,137         24,094,934
                                          -------------       ------------

Net cash provided by financing
 activities                                 169,954,787         62,804,118
                                          -------------       ------------

Net increase in cash & cash
 equivalents                                  3,532,355          2,878,259
Cash & cash equivalents, beginning
 of period                                    2,878,259                 --
                                          -------------       ------------

Cash & cash equivalents, end of period    $   6,410,614       $  2,878,259
                                          =============       ============

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest                    $  18,296,284       $  2,953,786
                                          =============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Initial contribution of real estate
 assets                                                       $157,927,131
Initial contribution of other assets                               968,786
Assumption of unsecured loan                                   (61,699,440)
Assumption of mortgage                                         (48,092,954)
Assumption of other liabilities                                 (1,186,950)
Initial equity contribution                                    (50,000,000)
                                                              ------------
Initial cash contribution                                     $ (2,083,427)
                                                              ============
Membership units issued in exchange
 for contribution of real estate
 assets                                   $   7,599,995
Series A convertible preferred
 membership units issued in exchange
 for contribution of real estate
 assets                                      19,000,000
Assumption of mortgage loan                  68,340,816
Purchase of real estate assets              (94,940,811)
                                          -------------
                                          $           0
                                          =============

See Accompanying Notes

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         WELLSFORD/WHITEHALL PROPERTIES II, L.L.C. AND SUBSIDIARIES
                              DECEMBER 31, 1998

(1)  Organization and Business

     Wellsford/Whitehall Properties II, L.L.C. (formerly Wellsford/Whitehall Properties, L.L.C.) and subsidiaries (the "Company") was formed on August 28, 1997 as a private real estate operating company. The Company is a joint venture between Wellsford Commercial Properties Trust ("WCPT"), a subsidiary of Wellsford Real Properties, Inc. ("WRP"), and WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman, Sachs & Co (the "Members"). The Company will terminate on December 31, 2045, unless sooner by the written consent of the Members.

     The Company seeks to acquire commercial properties and create value through adaptive reuse. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring a stabilized property. The Company's current target markets include New York, New Jersey, Connecticut and the Boston, Baltimore and Washington D.C. metropolitan areas. WCPT manages the Company on a day-to-day basis, and certain major and operational decisions require the consent of both partners. WCPT intends to qualify as a real estate investment trust ("REIT").

     On May 15, 1998 thirteen office buildings located in suburban Boston with an aggregate value of approximately $148.7 million were contributed to the Company for a combination of cash, Series A convertible preferred membership units and membership units (the "Saracen Transaction"). In connection with this transaction, several shareholders of the Saracen Companies (the "Saracen Members") were issued both Series A convertible preferred membership units and membership units and the Company assumed a mortgage loan on six of the properties aggregating approximately $68.3 million.

     The Company currently owns and operates 35 commercial buildings containing approximately 4.6 million square feet ("SF") of office space in the Northeastern United States, including approximately 1.4 million SF under renovation. The properties are located in Northern New Jersey
     (16), Downtown Boston (1), Suburban Boston (16), Suburban Baltimore (1) and Washington, D.C. (1).

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Wellsford/Whitehall Properties II, L.L.C. and its wholly owned subsidiaries. All significant inter-company accounts and transactions among Wellsford/Whitehall Properties II, L.L.C. and its subsidiaries have been eliminated in consolidation.

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

     Restricted Cash. Restricted cash primarily consists of debt service reserve balances.

     Real Estate and Depreciation. Real estate assets are stated at cost. Costs directly related to the acquisition and improvement of real estate are capitalized, including the purchase price, legal fees, acquisition costs, interest, property taxes and other costs during the period of development.

     Ordinary repairs and maintenance items are expensed as incurred. Replacements and betterments are capitalized and depreciated over their estimated useful lives. Tenant improvements and leasing commissions are capitalized and depreciated over the terms of the related leases.

     Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 40 years for commercial properties and 5 to 12 years for furnishings and equipment.

     Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 has not had an impact on the Company's consolidated financial statements at December 31, 1998.

     Deferred Costs. Deferred costs consist primarily of costs incurred to obtain financing. Such deferred financing costs are amortized on a straight-line basis over the term of the respective agreement and such amortization is included in interest expense in the accompanying Consolidated Statements of Income.

     Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents and long term debt.
     The Company believes that the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. In addition, the Company believes that the carrying values of its senior secured credit facility and its secured mezzanine credit facility approximate fair value because such debt consists of variable rate debt that reprices frequently. The Company believes that the carrying value of its mortgage loan approximates fair value based upon an analysis of various market data.

     Interest-Rate Swap Agreement. To reduce the impact of certain changes in interest rates on its long-term debt, the Company has entered into an interest-rate swap agreement. This agreement involves the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is settled quarterly and recognized as an adjustment to interest expense (the accrual accounting method). The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the accompanying financial statements. There have been no gains or losses on terminations of interest-rate swap agreements in 1998.

     Income Taxes. The Company is a limited liability company. In accordance with the tax law regarding such entities, each of the Company's membership unit holders is responsible for reporting their share of the Company's taxable income or loss on their separate tax returns. Accordingly, the Company has recorded no provision for federal, state or local income taxes.

     Per Unit Data. Net income per membership unit is computed based upon the weighted average number of membership units outstanding during the period. Conversion of the Series A convertible preferred membership units is antidilutive and, accordingly, is not included in the calculation.

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

     Reclassifications. Certain reclassifications have been made to the prior period presentation to make it consistent with the current year.

     Recently Issued Accounting Pronouncements. In June 1998 SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. The Company does not anticipate that the adoption of FAS 133 will have a material impact on its financial position or results of operations.


(3)  Commercial Properties

     The Company owns the following commercial properties at December 31, 1998:

                                                                         Year
                                                          Gross Area     Constructed/   Gross
                                                          (square feet)  Rehabilitated  Investment
Property                             Location             (unaudited)    (unaudited)    (000's)
--------                             --------             -------------  -------------  ----------
Pointview Corporate Center           Wayne, NJ            515,000        1976/1998      $ 32,369
  (2 buildings)
1800 Valley Road                     Wayne, NJ             56,000        1980              4,122
Greenbrook Corporate Center          Fairfield, NJ        201,000        1987             24,472
Chatham Executive Center             Chatham, NJ           63,000        1972/1997        10,855
300 Atrium Drive                     Somerset, NJ         149,000        1983             18,489
400 Atrium Drive                     Somerset, NJ         355,000        1985             32,795
500 Atrium Drive                     Somerset, NJ         167,000        1984             20,721
700 Atrium Drive                     Somerset, NJ         181,000        1985             18,167
1275 K Street                        Washington, DC       225,000        1983             35,422
Mountain Heights Center              Berkeley Hts, NJ     298,000        1968/1986/1998   35,196
  (2 buildings)
Morris Technology Center             Parsippany, NJ       244,000        1963/1977/1998    8,417
15 Broad Street                      Boston, MA            65,000        1920/1984         5,599
600 Atrium Drive (land)              Somerset, NJ         N/A            N/A               2,075
Garden State Exhibit Center          Somerset, NJ          82,000        1968/1989         5,832
150 Wells Avenue                     Newton, MA            11,000        1987              1,273
72 River Park                        Needham, MA           22,000        1983              2,630
70 Wells Avenue                      Newton, MA            29,000        1979              3,930
160 Wells Avenue                     Newton, MA            19,000        1970/1997         3,421
2331 Congress Street                 Portland, ME          24,000        1980              2,158
60/74 Turner Street                  Waltham, MA           16,000        1970              2,153
100 Wells Avenue                     Newton, MA            21,000        1978              2,548
333 Elm Street                       Dedham, MA            48,000        1983              5,814
Dedham Place                         Dedham, MA           160,000        1987             27,189
128 Technology Center                Waltham, MA          218,000        1986             36,138
201 University Avenue                Westwood, MA          82,000        1982              9,677
7/57 Wells Avenue                    Newton, MA            88,000        1982             12,089
75/85/95 Wells Avenue                Newton, MA           242,000        1976/1986        40,127
117 Kendrick Street                  Needham, MA          209,000        1963             13,292
140 Kendrick Street                  Needham, MA          261,000        1963             16,266
Shattuck Office Center               Andover, MA           63,000        1985              7,597
180/188 Mt Airy Road                 Basking Ridge, NJ    104,000        1980             15,649
377/379 Campus Drive                 Franklin Twp, NJ     199,000        1984             22,934
6301 Stevens Forest Lane             Columbia, MD          38,000        1980              2,640
105 Challenger Road                  Ridgefield Park, NJ  147,000        1992             19,636
                                                        ---------                       --------
                                                        4,602,000                       $501,692
                                                        =========                       ========

No individual tenant aggregated greater than 9% of rental revenue in 1998.


     All of the above properties are encumbered by the Bank Facility (Note
     6). In addition, 333 Elm Street, Dedham Place, 128 Technology Center, 201 University Avenue, 7/57 Wells Avenue and Wells Research Center are encumbered by the Nomura Loan (Note 6).

     The Company capitalizes interest related to buildings under renovation to the extent such assets qualify for capitalization. Total interest incurred and capitalized was $20,385,672 and $2,973,069, respectively, for the year ended December 31, 1998 and $4,207,793 and $1,258,513, respectively, for the period from August 28, 1997 (Inception) to December 31, 1997 (the "Period").

     In May 1998, the Company sold one office building to a prospective tenant for net proceeds of approximately $4,561,000 and recorded a gain of approximately $2.9 million.

(4)  Leases

     Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts.

     Non-cancelable operating leases with tenants expire on various dates through 2013. The future minimum lease payments to be received under leases existing as of December 31, 1998 are as follows (in 000s):




                    1999              $ 55,151
                    2000                50,055
                    2001                42,355
                    2002                30,961
                    2003                27,179
                    Thereafter          36,528
                                      --------
                    Total             $242,229
                                      ========


     The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses which amounted to approximately $4,878,000 and $602,000 for the year ended December 31, 1998 and the Period, respectively.

(5)  Ground Lease

     The leasehold interest in a 147,000 SF property located in Ridgefield Park, NJ is subject to a ground lease held by the local municipality. Future minimum rental payments under the lease until its expiration in January 2084 are as follows (in 000s):


                    1999                $   125
                    2000                    125
                    2001                    125
                    2002                    125
                    2003                    125
                    Thereafter           18,349
                                        -------
                    Total               $18,974
                                        =======


(6)  Long Term Debt

     At December 31, 1998, the Company's long term debt consisted of the following:




                                                                Balance
                                   Maturity    Stated           (000s)
Debt                               Date        Interest Rate    12/31/98
----                               --------    -------------    --------

Mortgage Loan                      2/2027      8.03%            $ 68,043
Secured Senior Credit Facility     12/2000     LIBOR + 1.65%     207,290
Secured Mezzanine Credit Facility  12/2000     LIBOR + 3.20%      68,907
                                                                --------
                                                                $344,240
                                                                ========


     The Company's transactions described in Note 1 were funded primarily by capital contributions from WCPT and Whitehall, by $48 million in debt which encumbered certain of the properties contributed by Whitehall (the "Atrium Loan") which was assumed by the Company, and by a mortgage ("Mortgage") between the Company and WRP.

     The Atrium Loan bore interest at LIBOR +3% and was due on May 15, 2000. The lender on this loan was Goldman Sachs Mortgage Company. This loan was repaid in December 1997.

     Pursuant to an unsecured loan, WRP had agreed to loan the Company up to approximately $86.3 million bearing interest at LIBOR plus 3% until November 1997 and at LIBOR plus 4% until maturity in June 1998 (the "Unsecured Loan"). This loan, aggregating $4,283,925 at December 31, 1997, was repaid in June 1998. Interest expense on the Unsecured Loan was $145,321 and $2,137,488 in 1998 and the Period, respectively.

     In December 1997, the Company obtained the $375 million loan facility (the "Prior Bank Facility") consisting of a secured term loan facility ("Secured Term Loan") of up to $225 million and a secured revolving credit facility ("Secured Revolving Credit Facility") of up to $150 million. The term loan facility bore interest at LIBOR +1.6% and had a term of four years; the revolving credit facility bore interest at LIBOR +2.5% and had a term of three years. The Prior Bank Facility was modified and repaid in July 1998.

     In July 1998, the Company modified the Prior Bank Facility with BankBoston and Goldman Sachs Mortgage to provide for a secured senior credit facility ("Secured Senior Credit Facility") of up to $300 million and a secured mezzanine credit facility ("Secured Mezzanine Credit Facility") of up to $75 million (collectively, the "Bank Facility").
     The loans bear interest at LIBOR + 1.65% and LIBOR + 3.20%, respectively, and have a term of twenty-nine months, which may be renewed by the Company for an additional twelve months, subject to certain conditions. The proceeds from the Bank Facility were used to repay amounts outstanding under the Prior Bank Facility.

     In connection with the Saracen transaction, the Company assumed a mortgage loan held by Nomura Asset Capital Corporation in the original amount of approximately $68,341,000 (the "Nomura Loan"). The loan bears interest at a rate of 8.03% and requires monthly payments of principal and interest until maturity in February 2027.

     The Bank Facility, the Prior Bank Facility and the Nomura Loan contain various customary covenants regarding the ratio of liabilities to assets, debt service coverage and minimum equity. As of December 31, 1998 and 1997, the Company was in compliance with the terms of these covenants.

     The aggregate maturities for the Company's long-term debt obligations for each of the next five years and thereafter at December 31, 1998 are as follows (in 000s):



                    1999                $    574
                    2000                 276,804
                    2001                     674
                    2002                     731
                    2003                     793
                    Thereafter            64,664
                                        --------
                    Total               $344,240
                                        ========


     To reduce the impact of certain changes in interest rates on its long-term debt, the Company has an interest rate swap agreement and an interest rate protection agreement. The interest rate swap agreement fixes LIBOR at 5.9% for up to $220 million until May 2000. The interest rate protection agreement caps LIBOR at 7.69% for up to $64 million until June 15, 2000. The cost of the interest rate protection agreement is being amortized on a straight-line basis over its life. The net settlement amount of the interest-rate swap agreement and the amortization of the interest rate protection agreement which is recorded as an adjustment of interest expense in 1998 and 1997 aggregated approximately $459,000 and $14,000, respectively. At December 31, 1998, the fair value of the interest rate swap agreement was approximately ($2,700,000).

(7)  Transactions With Affiliates

     In connection with the transactions described in Note 1, on August 28, 1997 WRP issued 5,000,000 warrants (the "Warrants") to Whitehall to purchase 4,132,230 shares of WRP common stock at an exercise price of $12.10 per share. Such exercise price was based on the fair value of the membership units of the Company at their issuance date. The Warrants are exercisable for five years for either, at WRP's option, shares of WRP's common stock or cash.

     The exercise price for the Warrants is payable in cash or, after August 28, 1999, either with cash or membership units in the Company. Such transaction would have no net impact on the number of membership units outstanding.

     Under the terms of the joint venture, WCPT is entitled to an administrative fee of $300,000 per year for the reimbursement of salaries and costs incurred relating to the operation of the Company. The fees incurred by the Company were $300,000 for the year ended December 31, 1998 and $100,000 for the Period. Such amounts were paid during the first quarter of the subsequent year.

     An affiliate of Whitehall performed asset management services for the Company for which the Company incurred fees of approximately $133,000 for the year ended December 31, 1998 and $292,000 for the Period. This contract expired February 25, 1998.

     Affiliates of the Saracen Members performed asset management and property management services for the Company. These fees amounted to approximately $649,000 for the year ended December 31, 1998.

     At December 31, 1998 and 1997, the Company has approximately $408,023 and $1,252,000, respectively, of receivables from its Members, which amount is included in receivables, prepaids and other assets on the accompanying Consolidated Balance Sheets.

     WCPT leases space at Chatham Executive Center. Revenue related to this lease for the year ended December 31, 1998 and for the Period amounted to $0.

     Affiliates of the Saracen Members lease space at 7/57 Wells Avenue. Revenue related to these leases for the year ended December 31, 1998 amounted to $67,572.

(8)  Members' Equity

     WCPT is entitled to incentive compensation equal to (a) 17.5% of available cash after a return of capital to WCPT and Whitehall and a 17.5% return on equity to each of them, and (b) 22.5% of available cash after a 22.5% return on equity to WCPT and Whitehall. At December 31, 1998, WCPT and Whitehall have committed to make additional equity contributions of approximately $13,633,000 and $13,835,000, respectively, for new acquisitions, capital needs, and working capital. Whitehall may exchange the membership units it receives in the Company relating to capital contributions in excess of an additional $25 million up to an additional $50 million, for shares of WRP's common stock or, at WRP's sole discretion, cash, based upon the price paid for such membership units and the current market value of WRP's common stock. Such transaction would have no net impact on the number of membership units outstanding.

     At the formation of the Company, 2,505,000 membership units were issued to WCPT, representing its 50.1% interest, and 2,495,000 units were issued to Whitehall, representing its 49.9% interest.

     Subsequently an additional 2,239,028 and 2,232,740 units were issued to WCPT and Whitehall (1,495,966 and 1,490,294, respectively, in 1998), respectively, in connection with additional capital contributions used to fund acquisitions and renovations.

     In connection with the Saracen Transaction, 468,557 membership units and 760,000 Series A convertible preferred membership units were issued to the Saracen Members. The membership units were issued at a price of $16.22 per membership unit. The Series A convertible preferred membership units are convertible into membership units at a price of $18.65 per membership unit. These units also provide for cumulative dividend payments of the greater of (a) 6% or (b) the dividend payable to membership unit holders, calculated on an as converted basis, payable quarterly in arrears, and have a liquidation preference of $25 per Series A convertible preferred membership unit plus accrued and unpaid distributions.

     The number of membership units issued and outstanding as of December 31, 1998 and 1997 is as follows:



                                     December 31,

                              1998                1997
                              ----                ----
     [S]                      [C]                 [C]
     WCPT                     4,744,028           3,248,062
     Whitehall                4,727,740           3,237,446
     Saracen Members            468,557                  --
                              ---------           ---------
     Total                    9,940,325           6,485,508
                              =========           =========



     During the year ended December 31, 1998, preferred distributions of $728,333 were declared. Of that amount, $437,000 was paid during the year. The remainder was paid during first quarter 1999.

     Distributions of $3,007,481 were declared on November 19, 1998 to membership unit holders on record as of that date. These were paid during first quarter 1999.

(9)  Commitments and Contingencies

     Under the terms of the joint venture agreement at any time prior to an initial public offering by WCPT and after August 28, 2001, either WCPT or Whitehall may require the Company to sell any and all of its properties.

     As a commercial real estate owner, the Company is subject to potential environmental costs. At this point in time, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's financial position or future results of operations.

     The Company has management agreements with unaffiliated property management companies to manage the operations of the properties. Management fees are generally based on 2% to 3% of gross rentals collected and are generally terminable on 30 days notice.

     In November 1998, the Company entered into a contract to purchase a property located in Morristown, NJ for $14 million. The property consists of a 97,000 SF building and 15 acres of developable land.

     The Company participates in WRP's defined contribution savings plan which was established pursuant to Section 401 of the Internal Revenue Code. All of the Company's employees are eligible to participate after one year of service. Employer contributions are made based upon a discretionary amount determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During 1998, the Company made contributions of approximately $14,000.

(10) Subsequent Events

     In February 1999, the Company executed an agreement to purchase two properties located in Suburban Baltimore totaling 127,000 SF for $13.8 million. The purchase may be completed by May 1999, subject to certain contingencies.

(11) Year 2000 (unaudited)

     The Company has developed a plan to modify its information technology ("IT"), primarily its accounting software, to recognize the year 2000. The Company currently expects the project to be substantially complete by the end of the second quarter of 1999 at a cost of less than $0.1 million which will be funded from operations, including costs incurred to date. The Company does not expect this project to have a significant effect on its operations. The timing and cost of this project will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

     The Company also has initiated discussions with its third-party property management companies (the "Managers") to ensure that those parties have appropriate plans to allay any year 2000 issues that may impact the Company's operations. These issues would include both accounting/management software and non-information technology systems such as fire safety, security and elevator systems. Wellsford/Whitehall has completed its analysis of such systems and has determined that no material adverse consequences will likely result from its year 2000 issues. Under the most reasonably likely worst case scenario, wherein the Managers fail to update their software and non-IT systems, the Company has the ability to convert its accounting and management systems to a spreadsheet-based system on a temporary basis and to utilize its building engineers to manually override any non-IT systems which fail. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely, primarily its banks, payroll processing company, creditors, and debtors, will be converted on a timely basis and will not have a material effect on the Company.

Schedule III



                                     Date                          Year             # Of         # Of
Property Name                      Acquired    Location            Built         Sq. Ft.        Units
-------------                      --------    --------            -----         -------        -----
Blue Ridge - Garden Apts.            12/97     Denver, CO          1997             N/A           456
Red Canyon - Garden Apts.            11/98     Denver, CO          1998             N/A           304
Sonterra - Garden Apts.              1/98      Tucson, AZ          1995             N/A           344
Hoes Lane - Office                   2/98      Piscataway, NJ      1987          37,238           N/A
Bradford Plaza - Retail              2/98      West Chester, PA    1990         123,881           N/A
Chestnut Street - Office             2/98      Philadelphia, PA    1857 (B)      49,953           N/A
Keewaydin Drive - Industrial         2/98      Salem, NH           1973         125,230           N/A
Turnpike Street - Industrial         2/98      Canton, MA          1980          43,160           N/A
Two Executive - Office               2/98      Cherry Hill, NJ     1970         102,310           N/A
Bay City Holdings - Office           2/98      Santa Monica, CA    1985         114,375           N/A
                                                                                -------         -----
Total                                                                           596,147         1,104
                                                                                =======         =====

                                                         December 31, 1998 (thousands)
                              ----------------------------------------------------------------------------------------------------
                                                            Cost
                                    Initial Cost         Capitalized       Total Cost (A)                 Total Cost
                              -----------------------    Subsequent   ------------------------              Net of
                                       Bldgs &               to                Bldgs &            Accum   Accumulated
Property Name                 Land     Improve   Total   Acquisition  Land     Improve   Total    Depr    Depreciation Encumbrances
-------------                 ----     -------   -----   -----------  ----     -------   -----    -----   ------------ ------------

Blue Ridge - Garden Apts.      $5,225   $36,339  $41,564      $91      $5,225   $36,430   $41,655  $1,325     $40,330     $34,144
Red Canyon - Garden Apts.      $5,060   $28,844  $33,904       $0      $5,060   $28,844   $33,904     $87     $33,817     $27,000
Sonterra - Garden Apts.        $3,075   $17,272  $20,347       $0      $3,075   $17,272   $20,347    $628     $19,719     $16,278
Hoes Lane - Office               $289    $1,652   $1,941       $5        $289    $1,657    $1,946     $34      $1,912         (D)
Bradford Plaza - Retail        $1,692    $9,628  $11,320      $11      $1,692    $9,639   $11,331    $200     $11,131         (D)
Chestnut Street - Office         $533    $3,018   $3,551       $1        $533    $3,019    $3,552     $63      $3,489         (D)
Keewaydin Drive - Industrial     $502    $2,847   $3,349       $0        $502    $2,847    $3,349     $59      $3,290         (D)
Turnpike Street - Industrial     $359    $3,037   $3,396       $0        $359    $3,037    $3,396     $64      $3,332         (D)
Two Executive - Office           $517    $3,013   $3,530       $3        $517    $3,016    $3,533     $63      $3,470         (D)
Bay City Holdings - Office     $1,561    $9,640  $11,201      $25      $1,561    $9,665   $11,226    $184     $11,042         (D)
                              -------  -------- --------     ----     -------  --------  --------  ------    --------      -------
Total                         $18,813  $115,290 $134,103     $136     $18,813  $115,426  $134,239  $2,707    $131,532      $77,422
                              =======  ======== ========     ====     =======  ========  ========  ======    ========      =======
                                                                                              (C)
(A) The aggregate cost for federal income tax purposes is $133.0 million.
(B) Renovated in 1986 and 1990.
(C) Reconciliation of carrying amount:
Balance at January 1, 1997                   $0
Additions:
   Acquisitions                          85,552
Deductions:
   Cost of real estate sold            (43,988)
                                       --------
Balance at January 1, 1998               41,564
Additions:
   Acquisitions                         156,533
   Capital improvements                     136
Deductions:
   Cost of real estate sold            (63,994)
                                       --------

Balance at December 31, 1998           $134,239
                                       ========
(D) These properties are encumbered by the $28.0 million Wellsford Capital Mortgage.

Schedule IV
-----------


                                                                                          December, 31, 1998 (thousands)
                                                                                  -----------------------------------------------
                                                                                                                        Total
                                                                                                                        Principal
                       Type                                                                                             Subject To
                       of               Interest      Maturity    Payment         Prior        Face         Carrying    Delinquent
Note Receivable        Security         Rate          Date        Terms           Liens        Amount       Amount(A)   Payments
---------------        --------         --------      --------    -------         -----        ------       ---------   ----------
277 Park Loan          Office(B)        12.000%       5/07(I)     Interest Only     $345,000    $25,000       $25,000           $0
Abbey Credit Facility  Mixed(C)         LIBOR + 4%    9/00        Interest Only           $0    $46,019(M)    $46,019           $0
Woodlands Loan         Mixed(D)         LIBOR + 4.4%  7/00(J)     Interest Only     $309,000    $15,000       $15,000           $0
DeBartolo Loan         Mixed(E)         8.547%        7/08(K)     P & I(L)                $0    $17,678       $17,678           $0
REIT Bridge Loan       Unsecured(F)     9.875%(H)     2/99(H)     Interest Only     $444,600    $15,000       $14,949           $0
Safeguard Credit
 Facility              Storage Fac.(G)  LIBOR + 4%    4/01        Interest Only           $0     $5,913(N)     $5,913           $0
REMICs                 Coops/condos     Various       Various     Various                 $0       $253          $148          $21
                                                                                  ----------   --------      --------          ---
Total                                                                             $1,098,600   $124,863      $124,707          $21

                                                                                                                  (O)
(A) The aggregate carrying amount for federal income tax purposes is equal to the total face amount reflected in this schedule.
(B) This loan is secured by certain equity interests in an entity which owns a 52-story, 1.75 million sq. ft. office building in New
    York, NY.
(C) This loan is secured by first mortgage liens on 24 office, industrial and retail properties located in CA and aggregating 1.7 million sq. ft.
(D) This loan is secured by certain equity interests and other collateral in a 25,000 acre master-planned community in Houston, TX.
(E) This loan is secured by certain equity interests in an entity which owns 175 million square feet of regional malls and other invesetments.
(F) The borrower is an entity which owns regional malls, multifamily and office properties.
(G) This loan is secured by first mortgage liens on 4 storage facilities located in the U.S. and aggregating 0.3 million sq. ft.
(H) In January 1999, the interest rate and maturity date of this loan were modified to 12% and August 1999, respectively.
(I) This loan precludes prepayments until May 2003.  From May 2003 to April 2006, a prepayment penalty based on a yield maintenance formula (as defined in the related documents) is applicable.  From May 2006 to maturity, no prepayment penalty is applicable.
(J) Two one-year extension options are available to the borrower.
(K) This loan requires any prepayments to be accompanied by a prepayment penalty based on a yield maintenance formula (as defined in the related documents).
(L) This loan requires principal payments of varying amounts and a $12.6 million balloon payment at maturity.
(M) The maximum balance of the Company's 50% portion of this facility is $50 million.
(N) The maximum balance of the Company's 50% portion of this facility is $45 million.
(O) Reconcoliation of carrying amount.

Balance at January 1, 1997               $17,800
Additions:
   New loans                             164,645
   Funding of credit facilities           28,627
Deductions:
   Collection of principal              (105,440)
                                      ----------
Balance at January 1, 1998               105,632
Additions:
   New loans                              40,604
   Funding of credit facilities           33,305
   Amortization of discount                  410
Deductions:
   Collection of principal               (55,244)
                                      ----------
Balance at December 31, 1998            $124,707
                                      ==========
/TABLE

                                EXHIBIT INDEX

Exhibit No.                  Description+++
----------                   --------------

3.1            Articles of Amendment and Restatement of the Company.****
3.2 Articles Supplementary Classifying 335,000 Shares of Common Stock as Class A Common Stock.****
3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock.****
3.4            Bylaws of the Company.****
4.1            Specimen certificate for Common Stock.***
4.2            Specimen certificate for Class A Common Stock.****
4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock.****
4.4 Warrant Agreement, dated as of August 28, 1997, between the Company and United States Trust Company of New York, as warrant agent, and Warrant Certificate No. 1 of the Company for 5,000,000 Warrants registered in the name of WHWEL Real Estate Limited Partnership.+
4.5 Registration Rights Agreement, dated as of February 23, 1998, among the Company and Franklin Mutual Advisors, Inc. and Angelo Gordon & Co., L.P.++++
10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon.*
10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon.****
10.3 Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., Wellsford Residential Property Trust, Al Feld and The Feld Company, dated May 29, 1997, relating to Red Canyon.****
10.4 Assignment and Assumption of Tri-Party Agreement by and among Wellsford Residential Property Trust, ERP Operating Limited Partnership, Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., The Feld Company, Al Feld and NationsBank of Texas, N.A. dated May 30, 1997, relating to Red Canyon.****
10.5 Agreement and Acknowledgment Regarding Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp. and ERP Operating Limited Partnership dated May 30, 1997, relating to Red Canyon.****
10.6 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park.*
10.7 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000.**
10.8 Letter of Credit Reimbursement Agreement, dated as of December 1, 1995, between PPPIC, Wellsford Residential Property Trust and Dresdner Bank AG, New York Branch.**
10.9 First Amendment to Letter of Credit Reimbursement Agreement, dated as of May 30, 1997, between PPPIC, Wellsford Residential Property Trust, Dresdner Bank AG, New York Branch and the Company.****
10.10 Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****
10.11 Assignment and Assumption Agreement by and between Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****
10.12 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
10.13 Reimbursement and Indemnification Agreement by and among the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
10.14 Guaranty by ERP Operating Limited Partnership for the benefit of Dresdner Bank AG, New York Branch, dated as of May 30, 1997, relating to Palomino Park.****
10.15 Amended and Restated Promissory Note of the Company to the order of Dresdner Bank AG, New York Branch, dated May 30, 1997, relating to Palomino Park.****
10.16 Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****
10.17 Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****
10.18 Credit Agreement, dated as of April 25, 1997, between Park Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, Other Banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
10.19 Assignment of Member's Interest, dated as of April 25, 1997, by PAFC Management, Inc. and Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company, LLC).**
10.20 Assignment of Member's Interest, dated as of April 25, 1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue, LLC).**
10.21 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation).**
10.22 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.).**
10.23 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.).**
10.24 Conditional Guaranty of Payment and Performance, dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue.**
10.25 Cash Collateral Account Security, Pledge and Assignment Agreement, dated as of April 25, 1997, between 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue.**
10.26 Recognition Agreement, dated as of April 25, 1997, between The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue.**
10.27 Intercreditor Agreement, dated as of April 25, 1997, between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
10.28 Assignment and Acceptance Agreement, dated June 19, 1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue.****
10.29 Revolving Credit Agreement by and among the Company, BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997.****
10.30 Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent.****
10.31 Assignment of Common Stock Agreements, dated as of May 30, 1997, between the Company and BankBoston, as agent.****
10.32 Collateral Assignment of Documents, Rights and Claims (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent.****
10.33 First Amended and Restated Loan Agreement, dated as of July 16, 1998 (the "First Amended and Restated Loan Agreement"), among Wellsford/Whitehall Holdings, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.
10.34 Form of promissory note payable to the order of eight lenders by Wellsford/Whitehall Properties, L.L.C. under the First Amended and Restated Loan Agreement.
10.35 Amended and Restated Assignment of Member's Interest under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C. to BankBoston, as Agent.
10.36 Amended and Restated Cash Collateral Agreement under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by and among Wellsford/Whitehall Holdings, L.L.C., WASH Manager L.L.C., Wells Avenue Holdings L.L.C. and BankBoston, as Agent.
10.37 Indemnity Agreement Regarding Hazardous Materials under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston.
10.38 Conditional Guaranty of Payment under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company.
10.39 Indemnity and Guaranty Agreement under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks.
10.40 Mezzanine Loan Agreement, dated as of July 16, 1998 (the "Mezzanine Loan Agreement"), among Wellsford/Whitehall Holdings II, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.
10.41 Form of promissory note payable to the order of five lenders by Wellsford/Whitehall Properties II, L.L.C. under the Mezzanine Loan Agreement.
10.42 Assignment of Member's Interest under the Mezzanine Loan Agreement, dated as of July 16, 1998, between Wellsford/Whitehall Properties II, L.L.C. and BankBoston, as Agent.
10.43 Indemnity Agreement Regarding Hazardous Materials under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston.
10.44 Nomura Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company.
10.45 Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company.
10.46 Indemnity and Guaranty Agreement under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks.
10.47 $50 million Revolving Credit Agreement, dated as of January 12, 1999, among Wellsford Finance, Inc., as Borrower, and BankBoston and Other Banks, as Lender, and BankBoston, as Agent.
10.48 $50 million promissory note, dated January 12, 1999, payable to BankBoston by Wellsford Finance, Inc.
10.49 Collateral Assignment of Documents, Rights and Claims, dated January 12, 1999, from Wellsford Finance, Inc. to BankBoston, as Agent.
10.50 Limited Liability Company Operating Agreement of Wellsford/Whitehall Properties II, L.L.C., dated as of July 16, 1998.
10.51 Letter Agreement, dated as of July 16, 1998, between the Company and WHWEL Real Estate Limited Partnership, relating to warrants to be issued to WHWEL Real Estate Limited Partnership.
10.52 Fixed Rate Loan Agreement, dated as of August 11, 1998 (the "Fixed Rate Loan Agreement"), by and among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, as Agent, and Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders.
10.53 $15 million promissory note, dated August 11, 1998, payable to the order of Wellsford Capital by First Union Real Estate Equity and Mortgage Investments under the Fixed Rate Loan Agreement.
10.54 First Amendment of Fixed Rate Loan Agreement, dated as of January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent.
10.55 Letter dated January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent.
10.56 Revolving Credit Agreement for $70 million, dated as of August 28, 1997, between AP-Anaheim LLC, AP-Arlington LLC, AP-Atlantic LLC, AP-Cityview LLC, AP-Farrell Ramon LLC, AP-Palmdale LLC, AP-Redlands LLC, AP-Victoria LLC, AP-Victorville LLC, and AP-Sierra LLC, each a California limited liability company (collectively, the "Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.+
10.57 Amendment to Revolving Credit Agreement, dated as of April 6, 1998, by AP-Diamond Bar LLC, AP-Edinger LLC, AP- Glendora LLC, AP- Anaheim LLC, AP- Arlington LLC, AP- Atlantic LLC, AP-Cityview LLC, AP- Redlands LLC, AP- Palmdale LLC, AP- Farrell Ramon LLC, AP- Sierra LLC, AP- Victoria LLC and AP-Victorville LLC (collectively, the "Amended Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.
10.58 Loan Participation Agreement, dated as of August 28, 1997, between Morgan Guaranty Trust Company of New York and the Company.+
10.59 First Amendment to Participation Agreement, dated as of April 7, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital.
10.60 $70 million promissory note, dated August 28, 1997, payable to the order of Morgan Guaranty Trust Company of New York by the Abbey Affiliates.+
10.61 Amendment to Promissory Note, dated as of April 6, 1998, between the Amended Abbey Affiliates and Morgan Guaranty Trust Company of New York.
10.62 Purchase and Sale Agreement, dated as of September 18, 1997, among the Company, Wellsford Capital Corporation and Whitehall Street Real Estate Limited Partnership VII.++
10.63 First Amended and Restated Master Credit Agreement, dated December 30, 1997, effective as of July 31, 1997, among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., and BankBoston, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Other Banks, and BankBoston, as Managing Agent and Syndication Agent.++++
10.64 Intercreditor Agreement, dated December 30, 1997, effective as of July 31, 1997, by and between BankBoston, Morgan Stanley Senior Funding, Inc. and the Other Lenders, relating to Woodlands.++++
10.65 $4,186,991.87 Commercial Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Commercial Properties Company, L.P. and The Woodlands Land Development Company, L.P.++++
10.66 $10,813,008.13 Land Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P.++++
10.67 Revolving Credit Agreement, dated as of March 28, 1998, among Safeguard Capital Fund, L.P., as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.
10.68 $90 million promissory note, dated March 28, 1998, payable to Morgan Guaranty Trust Company of New York by Safeguard Capital Fund, L.P.
10.69 Loan Participation Agreement, dated as of December 1, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital.
10.70 Program Agreement for Clairborne Investors Mortgage Program between Creamer Realty Consultants and The Prudential Investment Corporation, dated as of December 10, 1997.++++
10.71 Amended and Restated General Partnership Agreement of Creamer Realty Consultants, dated as of January 1, 1998, by and between Wellsford CRC Holding Corp. and FGC Realty Consultants, Inc.++++
10.72 Limited Liability Company Agreement of Creamer Vitale Wellsford, L.L.C., dated as of January 20, 1998, by and between Wellsford CRC Holding Corp. and SX Advisors, LLC.++++
10.73 Loan Agreement, dated as of February 27, 1998, between Wellsford Sonterra L.L.C., as Borrower, and Nationsbank, N.A., as Lender.++++
10.74 $16,400,000 promissory note, dated February 27, 1998, payable to the order of NationsBank, N.A., by Wellsford Sonterra, L.L.C.++++
10.75 Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated February 27, 1998 by Wellsford Sonterra, L.L.C. in favor of NationsBank, N.A.++++
10.76 $34,500,000 Multifamily Note, dated December 24, 1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C.++++
10.77 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation.++++
10.78 $28 million secured promissory note, dated October 22, 1998, payable to the order of Lehman Brothers Holdings Inc. by Wellsford Capital Properties, L.L.C.
10.79 Conditional Guarantee, dated as of October 22, 1998, by Wellsford Capital in favor of Lehman Brothers Holdings Inc.
10.80 Mortgage and Security Agreement, dated as of October 22, 1998, by Wellsford Capital Properties, L.L.C. to Lehman Brothers Holdings Inc.
10.81          1998 Management Incentive Plan of the Company.
10.82          1997 Management Incentive Plan of the Company.**
10.83          Rollover Stock Option Plan of the Company.**
10.84          Employment Agreement between the Company and Jeffrey H.
               Lynford.****
10.85          Employment Agreement between the Company and Edward
               Lowenthal.****
10.86          Employment Agreement between the Company and Gregory F.
               Hughes.****
10.87          Employment Agreement between the Company and David M.
               Strong.****
21.1           Subsidiaries of the Registrant.
27.1           Financial Data Schedule.
99.1 "Risk Factors" section of Amendment No. 2 to the Company's Registration Statement on Form S-11 (file no. 333-32445), as may be amended.+++++

--------------------------
*              Previously filed as an exhibit to the Form 10 filed on April
               23, 1997.
**             Previously filed as an exhibit to the Form 10/A Amendment No.
               1 filed on May 21, 1997.
***            Previously filed as an exhibit to the Form 10/A Amendment No.
               2 filed on May 28, 1997.
**** Previously filed an exhibit to the Form S-11 filed on July 30, 1997.
***** Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997.
+ Previously filed as an exhibit to the Form 8-K filed on September 11, 1997.
++ Previously filed as an exhibit to the Form 8-K filed on September 23, 1997.
+++ Wellsford acquired its interest in a number of these documents by assignment.
++++           Previously filed as an exhibit to the Form 10-K filed on March
               31, 1998.
+++++ Previously filed as part of Amendment No. 2 to the Registration Statement on Form S-11 filed on December 3, 1997.