Form 10-Q
period 1999-03-31
WELLSFORD REAL PROPERTIES INC
filed 1999-05-14
CIK 1038222

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

For the quarterly period ended                         March 31, 1999
                                       --------------------------------------
                                             OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ______________      to      ______________

Commission file number                               1-12917
                                   ------------------------------------------

                      Wellsford Real Properties, Inc.
-----------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

              Maryland                                      13-3926898
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation             (IRS Employer
   or organization)                                     Identification No.)

                   535 Madison Avenue, New York, NY  10022
-----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (212) 838-3400
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ___X___           No  ______

Number of shares of common stock, $.01 par value per share, outstanding as of May 14, 1999: 20,410,615.

Number of shares of Class A common stock, $.01 par value per share, outstanding as of May 14, 1999: 339,806.

PAGE

                       WELLSFORD REAL PROPERTIES, INC.
                                  FORM 10-Q


-----------------------------------------------------------------------------
|                                   INDEX                                   |
-----------------------------------------------------------------------------

                                                                        Page
                                                                       Number
                                                                       ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1999 (unaudited) and December 31, 1998                3

          Consolidated Statements of Income (unaudited) for the
          three months ended March 31, 1999 and 1998                      4

          Consolidated Statements of Cash Flows (unaudited)
          for the three months ended March 31, 1999 and 1998              5

          Notes to Consolidated Financial Statements (unaudited)          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9

Item 3.   Quantitative and Qualitative Disclosure of Market Risk         14

PART II.  OTHER INFORMATION                                              15

          SIGNATURES                                                     16

PAGE

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                            March 31,          December 31,
                                              1999                 1998
                                          ------------         ------------
ASSETS                                     (Unaudited)

Real estate assets, at cost:
 Land                                   $  18,813,000          $  18,813,000
 Buildings and improvements               115,477,870            115,425,760
                                        ---------------        --------------
                                          134,290,870            134,238,760
   Less, accumulated depreciation          (3,725,550)            (2,707,390)
                                        ---------------        --------------
                                          130,565,320            131,531,370
 Construction in progress                  23,202,311             18,791,075
                                        ----------------       --------------
                                          153,767,631            150,322,445
Real estate held for sale                   7,230,490                      -
Notes receivable                           99,315,649            124,706,499
Investment in joint ventures              108,756,211             80,776,338
                                        ----------------       --------------
Total real estate assets                  369,069,981             355,805,282

Cash and cash equivalents                  14,166,469              10,122,037
Restricted cash                             7,921,300               8,007,850
Prepaid and other assets                   12,045,787              11,035,489
                                        ---------------        --------------

Total Assets                            $ 403,203,537          $ 384,970,658
                                        ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                 $ 119,945,129          $ 120,176,790
 Credit facilities                         35,000,000             17,000,000
 Accrued expenses and other
    liabilities                             9,781,714             12,788,324
                                        ---------------        --------------

Total Liabilities                         164,726,843            149,965,114
                                        ---------------        --------------

Commitments and contingencies                       -                      -

Minority interest                           4,209,849              3,380,721

Shareholders' Equity:
 Series A 8% Convertible Redeemable
   Preferred Stock, $.01 par value
   per share, 2,000,000 shares
   authorized, no shares issued
   and outstanding                                  -                      -
 Common Stock, 197,650,000 shares
   authorized - 20,410,605 shares, $.01
   par value per share, issued and out-
   standing at March 31, 1999                 204,106                204,106
 Class A Common Stock, 350,000
   shares authorized - 339,806 shares,
   $.01 par value per share, issued
   and outstanding at
   March 31, 1999                               3,398                  3,398
 Paid in capital in excess of par
   value                                  228,212,205            228,212,205
 Retained earnings                         13,993,523             11,385,274
 Deferred compensation                     (3,206,250)            (3,240,023)
 Treasury stock, 489,671 shares            (4,940,137)            (4,940,137)
                                        ---------------        --------------

Total Shareholders' Equity                234,266,845            231,624,823
                                        ---------------        --------------

Total Liabilities and Shareholders'
  Equity                                $ 403,203,537          $ 384,970,658
                                        ===============        ==============

See accompanying notes.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                            Three Months Ended
                                                March 31,
                              --------------------------------------------
                                     1999                        1998
                              -------------------         ----------------

REVENUE
  Rental income                    $ 4,341,454               $ 2,490,990
  Interest income                    3,610,213                 3,468,312
                                   ------------              ------------
    Total Revenue                    7,951,667                 5,959,302
                                   ------------              ------------

EXPENSES
  Property operating and
    maintenance                        857,081                   463,455
  Real estate taxes                    421,611                   247,081
  Depreciation and amortization      1,163,019                   622,654
  Property management                  166,070                    73,659
  Interest                           1,906,652                   891,663
  General and administrative           974,907                 1,182,503
                                   -------------             -------------
    Total Expenses                   5,489,340                 3,481,015
                                   -------------             -------------

Income from joint ventures           1,016,794                   265,866
                                   -------------             -------------

Income before minority interest       3,479,121                2,744,153

Minority interest                        (7,872)                 (18,864)
                                   -------------             -------------

Income before taxes                   3,471,249                2,725,289

Income tax expense                      863,000                1,248,000
                                   -------------             -------------

Net income                         $  2,608,249              $ 1,477,289
                                   =============             =============

Net income per common
  share, basic                     $       0.13              $      0.08
                                   =============             =============

Net income per common
  share, diluted                   $       0.13              $      0.08
                                   =============             =============

Weighted average number of
  common shares outstanding          20,750,411               18,376,910
                                   =============             =============
See accompanying notes.
PAGE

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                 --------------------------------------------
                                        1999                        1998
                                 -------------------         ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                         $    2,608,249             $  1,477,289
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and
    amortization                         1,213,843                  660,923
   Undistributed joint
    venture income                        (557,070)                (265,866)
   Decrease (increase)
    in assets
     Restricted cash                        86,550                 (948,124)
     Prepaid and other assets           (1,138,030)              (2,717,768)
  (Decrease) increase in
    liabilities
     Accrued expenses and other
       liabilities                      (2,183,856)               3,429,423
                                    ----------------           -------------
  Net cash provided by
   operating activities                     29,686                1,635,877
                                    ----------------           -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Investment in real estate
   assets                              (11,693,836)             (87,775,709)
 Investment in notes
    receivable                          (2,150,000)              (2,233,751)
 Investment in joint ventures           (3,285,712)              (2,909,505)
 Repayments from notes receivable        3,375,955               27,653,521
 Proceeds from sale of
  real estate assets                             -               59,018,737
                                    ----------------           --------------
   Net cash provided by
    (used in) investing
    activities                         (13,753,593)              (6,246,707)
                                    ----------------           --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from credit
   facilities                          35,000,000                48,000,000
 Repayment of credit
   facilities                         (17,000,000)              (55,500,000)
 Proceeds from mortgage
   notes payable                                -                16,400,000
 Repayment of mortgage
  notes payable                          (231,661)                  (86,684)
                                    ---------------            -------------
   Net cash provided by (used
    in) financing activities           17,768,339                 8,813,316
                                    ---------------            -------------

 Net increase (decrease) in cash
   and cash equivalents                 4,044,432                 4,202,486
 Cash and cash equivalents,
   beginning of period                 10,122,037                29,895,212
                                    ----------------           --------------
 Cash and cash equivalents,
   end of period                    $  14,166,469              $ 34,097,698
                                    ================           ==============

SUPPLEMENTAL INFORMATION:
 Cash paid during the
  period for interest               $   2,147,186              $    903,728
 Cash paid during the
  period for income taxes           $   1,831,585              $    625,428

SUPPLEMENTAL SCHEDULE OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES

 Shares issued in connection
   with acquisition of
   commercial office properties
   and notes receivable             $          -               $(39,362,500)
 Warrants issued in connection
   with acquistion of joint
   venture investment               $          -               $   (750,000)
 Notes receivable contributed
   to joint venture                 $(24,218,113)              $          -


See accompanying notes.
PAGE

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

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property operations which is held in its subsidiary, Wellsford/Whitehall Properties II, L.L.C. ("Wellsford/Whitehall"), an SBU for debt and equity activities and an SBU for property development and land operations.

     In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman Sachs & Co., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 47.8% interest in Wellsford/Whitehall at March 31, 1999.

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

     The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (continued)

2.   Industry Segments and Recent Activities


     Commercial Property Operations

     The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. Wellsford/Whitehall had net real estate assets of $497.0 million, total assets of $511.9 million, credit facility debt of $276.0 million, mortgage debt of $67.9 million and equity of $159.3 million at March 31, 1999. During the three months ended March 31, 1999, Wellsford/Whitehall earned $18.1 million in total revenues, primarily rental income, and incurred $6.5 million of operating expenses, $6.4 million of interest expense, $2.7 million of depreciation, and $1.6 million of general and administrative expense, and had a gain on sale of $0.2 million, resulting in net income of $1.1 million (before preferred dividends of $0.3 million). As of March 31, 1999, Wellsford/Whitehall owned 35 properties containing approximately 4.6 million square feet ("SF"), including approximately 1.4 million SF under renovation, located in the New Jersey, Boston and Washington D.C. areas.

     Debt and Equity Activities

     At March 31, 1999, the Company had $99.3 million of debt investments which bore interest at an average yield of approximately 5.2% over LIBOR and had an average remaining term to maturity of 3.0 years.

     In January 1999, the Company modified its existing $15 million participation in a $100 million unsecured loan to extend the maturity date from February 1999 to August 1999 and increase the interest rate from 9.875% to 12%. A 1% loan fee was paid by the borrower upon modification.

     In January 1999, the Company acquired a parcel of land in Broomfield, CO for approximately $7.2 million. In connection with this transaction, the Company collected $0.4 million of consulting fees in 1998 and expects to receive a minimum of $0.9 million in 1999. A third party has an option to purchase this parcel of land for $7.2 million until June 30, 1999.

     In January 1999, a wholly owned subsidiary of the Company obtained a $35 million secured loan facility (the "Wellsford Finance Bank Facility") from BankBoston, N.A., which can potentially be increased to $50 million. The Wellsford Finance Bank Facility bears interest at LIBOR +2.75% and has a term of 3 years. The Company immediately drew $35 million on this line, the proceeds of which were used (a) to repay the $17 million balance of the Company's $50 million line of credit, and (b) for working capital purposes. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Bank Facility until maturity.

     In March 1999, the Company made a $24.2 million contribution to its joint venture ("Belford Capital") with the Liberty Hampshire Company, L.L.C. This contribution was comprised of two of the Company's debt investments, the $17.6 million DeBartolo Loan and the $8.0 million outstanding balance of the Safeguard Loan, net of $1.4 million of cash received back from Belford Capital. Belford Capital also assumed the first $25.0 million of the Company's commitment to fund the Safeguard Loan (including amounts advanced to date), while the Company retained the remaining $20.0 million commitment.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (continued)

Development and Land Operations

     At March 31, 1999, the Company owned three multifamily properties, totalling 1,104 units, and had one multifamily project under development, containing 264 units.

Selected Financial Data By Industry Segment
(table in thousands)
                              Commercial                                Development
                               Property           Debt and Equity        and Land
                              Operations            Activities          Operations                Other             Consolidated
                         -------------------   -------------------   -------------------   -------------------   -------------------
                         Three Months Ended    Three Months Ended    Three Months Ended    Three Months Ended    Three Months Ended
                               March 31,             March 31,             March 31,             March 31,             March 31,
                         -------------------   -------------------   -------------------   -------------------   -------------------
                           1999       1998       1999       1998       1999       1998       1999       1998       1999       1998
                           ----       ----       ----       ----       ----       ----       ----       ----       ----       ----

Rental income            $   --     $    --    $  1,408   $    454   $  2,933   $ 2,037    $   --     $   --     $  4,341   $  2,491
Interest income               1          --       3,466      3,076         --        --        143        391       3,610      3,467
                         -----------------------------------------------------------------------------------------------------------
Total Income                  1          --       4,874      3,530      2,933     2,037        143        391       7,951      5,958
                         -----------------------------------------------------------------------------------------------------------

Operating expense            --          --         670        204        774       580         --         --       1,444        784
Depreciation and
 amortization                44          --         344         64        750       487         25         72       1,163        623
Interest                     --          --         606        237      1,272       655         29         --       1,907        892
General and
 administrative              --          --         138         13         --        --        837      1,169         975      1,182
                         -----------------------------------------------------------------------------------------------------------
Total Expenses               44          --       1,758        518      2,796     1,722        891      1,241       5,489      3,481
                         -----------------------------------------------------------------------------------------------------------
Income from joint
 ventures                   428         187         589         79         --        --        --         --        1,017       266
Minority interest            --          --          --         (8)        (8)      (10)       --         --           (8)      (18)
                         -----------------------------------------------------------------------------------------------------------
Income (loss) before
 taxes                   $   385    $   187    $  3,705   $  3,083   $    129   $   305    $  (748)   $  (850)   $  3,471   $  2,725
                         ===========================================================================================================

Total Assets             $73,248    $46,486    $193,928   $152,513   $119,445   $81,823    $16,583    $23,406    $403,204   $304,228
                         ===========================================================================================================
/TABLE

3.   Earnings Per Share

     Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including Class A common shares.

     Diluted earnings per common share for the three months ended March 31, 1999 and 1998 are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and warrants, under the treasury stock method as shown below.

                              Three Months Ended
                                  March 31,
                               1999        1998
                               ----        ----
     Dilutive common
      share options           22,980    317,127
     Dilutive warrants            --    643,533

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.   General

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property operations which is held in its subsidiary, Wellsford/Whitehall, an SBU for debt and equity activities and an SBU for property development and land operations.

     Commercial Property Operations - Wellsford/Whitehall

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


     The principal asset of the property development and land operations SBU is an 80% interest in Palomino Park, an 1,800 unit class A multifamily development located in a suburb of Denver, Colorado. The Company currently has a gross investment of approximately $23.2 million at March 31, 1999 in the following multifamily development project, which is the third phase of Palomino Park, and related infrastructure costs:

                 Number                   Estimated           Estimated
     Name        of Units   Location      Total Cost      Stabilization Date
     ----        --------   ---------     ----------      ------------------

     Silver Mesa   264      Denver, CO    $40.0 million   Second Qtr. 2000

     This project is being developed pursuant to a fixed-price contract. The Company is committed to purchase 100% of this project upon completion, which is anticipated to occur in the second quarter of 2000. In addition, the Company is obligated to fund the first 20% of the construction costs on this project as they are incurred.

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

     The construction loan on Silver Mesa is for approximately $27.7 million, matures in June 2001 (with a 6-month extension at the option of the Phase III LLC upon fulfillment of certain conditions), and bears interest at LIBOR +1.50%. Feld has guaranteed repayment of this loan.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

2.   Results of Operations

     Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

     Capitalized terms used herein which are not defined elsewhere in this Quarterly Report on Form 10-Q shall have the meanings ascribed to them in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Rental income increased by $1.9 million. This increase is primarily a result of the acquisition of properties in connection with the VLP Merger in February 1998 and the completion of Red Canyon (Phase II of the Company's Palomino Park development) in November 1998.

     Interest income increased by $0.1 million. This increase is primarily a result of the acquisition of approximately $76.1 million in notes receivable during the period from January 1998 through March 1999 offset by the disposition of $82.7 million of notes receivable during this period ($25.6 million of which was disposed on March 30, 1999-see Notes to Consolidated Financial Statements).

     Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $0.4 million, $0.2 million, $0.5 million, and $0.1 million, respectively. These increases are a result of the factors which affected rental income, as described above.

     Interest expense increased by $1.0 million as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds and the Blue Ridge Loan subsequent to December 31, 1997. Interest on the Palomino Park Bonds was capitalized to the Company's Palomino Park development.

     General and administrative expense decreased by $0.2 million. This decrease is a result of an increased allocation of such costs to Wellsford/Whitehall and a decline in accrued compensation.

     Income from joint ventures increased by $0.8 million. This increase is a result of the growth of the Wellsford/Whitehall joint venture since January 1998, the Creamer Vitale Wellsford joint venture transaction in January 1998 and the Liberty Hampshire joint venture transaction in July 1998.

     Minority interest is a result of EQR's 20% interest in the Company's Palomino Park development, as well as certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998.

     The income tax provision decreased $0.4 million primarily as a result of the effects of the utilization of the net operating loss carry forwards acquired in the VLP Merger.


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

     The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of the Company's common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million two-year line of credit from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility") which initially bears interest at an annual rate equal to LIBOR +1.75%. The EQR Preferred Commitment is pledged as security for the WRP Bank Facility. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of March 31, 1999, no balance was outstanding under the WRP Bank Facility.

     Wellsford/Whitehall has a $375 million loan facility (the "Wellsford/Whitehall Bank Facility") from BankBoston, N.A. and Goldman Sachs Mortgage Company, consisting of a senior secured credit facility of up to $300 million and a secured mezzanine facility of up to $75 million. The senior facility bears interest at LIBOR +1.65%; the mezzanine facility bears interest at LIBOR +3.2%. As of March 31, 1999, approximately $276.0 million was outstanding under the Wellsford/Whitehall Bank Facility ($207.1 million of which was under the senior facility). Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall.

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

                        QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE OF MARKET RISK


In January 1999, the Company modified its existing $15 million participation in a $100 million unsecured loan to extend the maturity date from February 1999 to August 1999 and increase the interest rate from 9.875% to 12%. A 1% loan fee was paid by the borrower upon modification.

In January 1999, a wholly owned subsidiary of the Company obtained a $35 million secured loan facility (the "Wellsford Finance Bank Facility") from BankBoston, N.A., which can potentially be increased to $50 million. The Wellsford Finance Bank Facility bears interest at LIBOR +2.75% and has a term of 3 years. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Bank Facility until maturity.

Such transactions were conducted under market conditions and fall within the parameters of the Company's strategy for managing its market risk.

PART II.

    OTHER INFORMATION

        Item 1:  Legal Proceedings - None.

        Item 2:  Changes in Securities - None.

        Item 3:  Defaults upon Senior Securities - None.

        Item 4:  Submission of Matters to a Vote of Security Holders - None.

        Item 5:  Other Information

                         -    None.

        Item 6:  Exhibits and Reports on Form 8-K

                 (a)     Exhibits filed with this Form 10-Q:

                         27.1 Financial Data Schedule (EDGAR Filing Only)

                 (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended March 31, 1999:

                         -    None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 1999

                                   WELLSFORD REAL PROPERTIES, INC.



                                   By:  /s/ Jeffrey H. Lynford
                                   _________________________________________
                                   Jeffrey H. Lynford, Chairman of the Board



                                   /s/ Gregory F. Hughes
                                   _________________________________________
                                   Gregory F. Hughes, Chief Financial Officer