Form 10-Q
period 1999-06-30
WELLSFORD REAL PROPERTIES INC
filed 1999-08-16
CIK 1038222

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                                    -------------
                                          OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number        1-12917
                              -------


                        WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                       13-3926898
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                  535 Madison Avenue, New York, NY  10022
--------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

                             (212) 838-3400
--------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|       No  |_|

Number of shares of common stock, $.01 par value per share, outstanding as of August 16, 1999: 20,430,605.

Number of shares of Class A common stock, $.01 par value per share, outstanding as of August 16, 1999: 339,806.
================================================================================

                         WELLSFORD REAL PROPERTIES, INC.
                                    FORM 10-Q

--------------------------------------------------------------------------------
                                      INDEX
--------------------------------------------------------------------------------
                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1999(unaudited)
          and December 31, 1998                                              3

          Consolidated Statements of Income (unaudited) for the three
          and six months ended June 30, 1999 and 1998                        4

          Consolidated Statements of Cash Flows (unaudited) for the six
          months ended June 30, 1999 and 1998                                5

          Notes to Consolidated Financial Statements (unaudited)             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosure of Market Risk

PART II.  OTHER INFORMATION                                                 16

          SIGNATURES                                                        17

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                June 30,       December 31,
                                                                  1999             1998
                                                                  ----             ----
ASSETS                                                         (Unaudited)
Real estate assets, at cost:
   Land ..................................................   $  18,813,000    $  18,813,000
   Buildings and improvements ............................     115,736,633      115,425,760
                                                             -------------    -------------
                                                               134,549,633      134,238,760
      Less, accumulated depreciation .....................      (4,645,182)      (2,707,390)
                                                             -------------    -------------
                                                               129,904,451      131,531,370
   Construction in progress ..............................      26,035,831       18,791,075
                                                             -------------    -------------
                                                               155,940,282      150,322,445
Real estate held for sale ................................       7,238,329             --
Notes receivable .........................................      86,687,010      124,706,499
Investment in joint ventures .............................     114,726,886       80,776,338
                                                             -------------    -------------
Total real estate assets .................................     364,592,507      355,805,282

Cash and cash equivalents ................................      16,997,291       10,122,037
Restricted cash ..........................................       8,325,147        8,007,850
Prepaid and other assets .................................      16,127,622       11,035,489
                                                             -------------    -------------
Total Assets .............................................   $ 406,042,567    $ 384,970,658
                                                             =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable ................................   $ 119,736,577    $ 120,176,790
   Credit facilities .....................................      35,000,000       17,000,000
   Accrued expenses and other liabilities ................       9,414,404       12,788,324
                                                             -------------    -------------
Total Liabilities ........................................     164,150,981      149,965,114
                                                             -------------    -------------
Commitments and contingencies ............................            --               --

Minority interest ........................................       4,813,943        3,380,721

Shareholders' Equity:
 Series A 8% Convertible Redeemable Preferred Stock,
    $.01 par value per share, 2,000,000 shares authorized,
    no shares issued and outstanding .....................            --               --
 Common Stock, 197,650,000 shares authorized -
    20,430,605 shares, $.01 par value  per share,
    issued and outstanding at June 30, 1999 ..............         204,306          204,106
 Class A Common Stock, 350,000 shares authorized -
    339,806 shares, $.01 par value per share,
    issued and outstanding at June 30, 1999 .............            3,398            3,398
 Paid in capital in excess of par value ..................     228,612,005      228,212,205
 Retained earnings .......................................      16,434,733       11,385,274
 Deferred compensation ...................................      (3,036,662)      (3,240,023)
 Treasury stock, 509,671 shares ..........................      (5,140,137)      (4,940,137)
                                                             -------------    -------------
Total Shareholders' Equity ...............................     237,077,643      231,624,823
                                                             -------------    -------------
Total Liabilities and Shareholders' Equity ...............   $ 406,042,567    $ 384,970,658
                                                             =============    =============

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months Ended               Six Months Ended
                                                   June 30,                       June 30,
                                                   --------                       --------
                                             1999            1998            1999            1998
                                             ----            ----            ----            ----
REVENUE
   Rental income ....................   $  4,474,084    $  3,453,257    $  8,815,538    $  5,944,247
   Interest and other income ........      4,106,129       2,637,606       7,716,342       6,105,918
                                        ------------    ------------    ------------    ------------
      Total Revenue .................      8,580,213       6,090,863      16,531,880      12,050,165
                                        ------------    ------------    ------------    ------------
EXPENSES
   Property operating and maintenance        962,787         785,534       1,819,868       1,248,989
   Real estate taxes ................        392,545         323,428         814,156         570,509
   Depreciation and amortization ....      1,230,442         828,809       2,393,461       1,451,463
   Property management ..............        166,822         101,048         332,892         174,707
   Interest .........................      3,116,518         863,752       5,023,170       1,755,415
   General and administrative .......      1,434,842       1,241,665       2,409,749       2,424,168
                                        ------------    ------------    ------------    ------------
      Total Expenses ................      7,303,956       4,144,236      12,793,296       7,625,251
                                        ------------    ------------    ------------    ------------
Income from joint ventures ..........      1,905,519       2,268,076       2,922,313       2,533,942
                                        ------------    ------------    ------------    ------------
Income before minority interest .....      3,181,776       4,214,703       6,660,897       6,958,856

Minority interest ...................         (9,566)        (16,436)        (17,438)        (35,300)
                                        ------------    ------------    ------------    ------------
Income before taxes .................      3,172,210       4,198,267       6,643,459       6,923,556

Income tax expense ..................        731,000       1,984,000       1,594,000       3,232,000
                                        ------------    ------------    ------------    ------------
Net Income ..........................   $  2,441,210    $  2,214,267    $  5,049,459    $  3,691,556
                                        ============    ============    ============    ============
Net income per common share, basic ..   $       0.12    $       0.11    $       0.24    $       0.19
                                        ============    ============    ============    ============
Net income per common share, diluted    $       0.12    $       0.10    $       0.24    $       0.18
                                        ============    ============    ============    ============
Weighted average number of common
   shares outstanding ...............     20,763,378      20,349,688      20,756,930      19,368,749
                                        ============    ============    ============    ============

See accompanying notes.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                       --------
                                                                 1999            1998
                                                                 ----            ----
   Net income ...........................................   $  5,049,459    $  3,691,556
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization .....................      2,875,868       1,527,573
      Undistributed joint venture income ................     (2,285,620)     (2,533,942)
      Decrease (increase) in assets
         Restricted cash ................................       (317,297)       (923,391)
         Prepaid and other assets .......................     (3,957,967)     (2,139,048)
      (Decrease) increase in liabilities
         Accrued expenses and other liabilities .........     (3,373,920)      3,268,292
                                                            ------------    ------------
      Net cash provided by (used in) operating activities     (2,009,477)      2,891,040
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate assets .....................    (14,793,958)    (92,148,361)
   Investment in notes receivable .......................     (2,150,000)    (11,243,750)
   Investment in joint ventures .........................     (7,741,692)    (16,003,617)
   Repayments from notes receivable .....................     16,010,594      39,313,644
   Proceeds from sale of real estate assets .............           --        63,993,737
                                                            ------------    ------------
      Net cash provided by (used in) investing activities     (8,675,056)    (16,088,347)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities ......................     35,000,000      48,000,000
   Repayment of credit facilities .......................    (17,000,000)    (55,500,000)
   Proceeds from mortgage notes payable .................           --        16,400,000
   Repayment of mortgage notes payable ..................       (440,213)       (224,192)
   Distributions to minority interest ...................           --          (482,260)
                                                            ------------    ------------
      Net cash provided by (used in) financing activities     17,559,787       8,193,548
                                                            ------------    ------------
   Net increase (decrease) in cash and cash equivalents .      6,875,254      (5,003,759)
   Cash and cash equivalents, beginning of period .......     10,122,037       29,895,21
                                                            ------------    ------------
   Cash and cash equivalents, end of period .............   $ 16,997,291    $ 24,891,453
                                                            ============    ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest .............   $  5,442,757    $  2,194,218
   Cash paid during the  period for income taxes ........   $  3,003,658    $    909,928

SUPPLEMENTAL SCHEDULE OF NON-CASH
      INVESTING AND FINANCING ACTIVITIES
   Shares issued in connection with acquisition of
      commercial office properties and notes receivable .   $       --      $(39,362,500)
   Warrants issued in connection with acquisition
      of joint venture investment .......................   $       --      $   (750,000)
  Notes receivable contributed to joint venture .........   $(24,218,113)   $      --

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

        In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman Sachs & Co., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 43.0% interest in Wellsford/Whitehall at June 30, 1999.

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

        The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Current 10-K").

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

2.      INDUSTRY SEGMENTS AND RECENT ACTIVITIES

        COMMERCIAL PROPERTY OPERATIONS

        The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. Wellsford/Whitehall had net real estate assets of $526.3 million, total assets of $549.7 million, credit facility debt of $275.2 million, mortgage debt of $74.0 million and equity of $191.0 million at June 30, 1999. During the six months ended June 30, 1999, Wellsford/Whitehall earned $36.3 million in total revenues, primarily rental income, and incurred $12.8 million of operating expenses, $12.5 million of interest expense, $5.5 million of depreciation, and $3.4 million of general and administrative expense, and had a gain on sale of $2.5 million, resulting in net income of $4.6 million (before preferred dividends of $0.6 million). As of June 30, 1999, Wellsford/Whitehall owned 37 properties containing approximately 4.8 million square feet ("SF"), including approximately 1.1 million SF under renovation, located in the New Jersey, Boston and Washington D.C. areas.

        In May 1999, Wellsford/Whitehall sold a 65,000 SF office building in Boston, MA for $8.1 million, generating a $2.2 million gain.

        In May 1999, Wellsford/Whitehall acquired a 129,000 SF office building in Warren, NJ for $7.9 million.

        In June 1999, Wellsford/Whitehall obtained a commitment from its members for $100 million of additional capital. The Company is committed to fund $10 million of this equity.

        In  June  1999,   Wellsford/Whitehall  acquired  two  office  buildings,
        containing 65,000 SF and 68,000 SF, in Boston, MA for $23.0 million.

        DEBT AND EQUITY ACTIVITIES

        At June 30, 1999, the Company had $86.7million of debt investments which bore interest at an average yield of approximately 4.7% over LIBOR or approximately 10% and had an average remaining term to maturity of approximately 3.1 years.

        In January 1999, the Company modified its existing $15 million participation in a $100 million unsecured loan to extend the maturity date from February 1999 to August 1999 and increase the interest rate from 9.875% to 12%. A 1% loan fee was paid by the borrower upon modification. This loan was fully repaid in July 1999.

        In January 1999, the Company acquired a parcel of land in Broomfield, CO for approximately $7.2 million pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected $0.4 million of fees in 1998. In July 1999, the Company sold this land for $7.2 million to a third party ("Buyer") and simultaneously collected an additional $1.1 million in fees. The Company then purchased $11.7 million of tax-exempt notes, bearing interest at 6.25% and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by Buyer and are guaranteed by an independent bank.

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

        DEVELOPMENT AND LAND  OPERATIONS

        At June 30, 1999, the Company owned three multifamily properties, totalling 1,104 units with a weighted average occupancy of 97.9%, and had one multifamily project under development, containing 264 units.

        In May 1999, the Company exercised its option to purchase the land for the fifth and final phase of its Palomino Park development in a suburb of Denver, CO for approximately $2.8 million. This phase will be known as Gold Peak and has entitlements for up to 436 apartments.

        OTHER

        In May 1999, the Company modified its $50 million line of credit from BankBoston, N.A. and Morgan Guaranty Trust Company (the "WRP Bank Facility") to extend the maturity date to May 2000. The WRP Bank Facility now bears interest at LIBOR +2.25% and the Company is obligated to pay a fee equal to three-eighths of one percent (0.375%) per annum on the average daily amount of the unused portion of the WRP Bank Facility until maturity. The WRP Bank Facility is secured by the EQR Preferred Commitment and the 277 Park Loan (as described in the Current 10-K).

        In May 1999, the Company appointed Mr. Rodney F. Du Bois to the position of Vice Chairman. Mr. Du Bois received a grant of 20,000 restricted shares, which were issued to the Company's non-qualified deferred compensation plan. Based upon the market price on the date of grant of $10.00 per common share, this grant had a market value of $200,000. These shares vest quarterly over two years. Mr. Du Bois also received 100,000 10-year options to purchase the Company's common stock at $10.06 per share. These options vest over two years. Simultaneously, Messrs. Lynford and Lowenthal each voluntarily surrendered 50,000 10-year options previously granted to them in March 1998 with a strike price of $20.00 per share.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

        In June 1999, one officer resigned from the Company. In July 1999, in connection with this resignation, 79,034 unvested restricted common shares previously granted to this officer were repurchased by the Company for $0.01 per share. In addition, this officer's previously granted but uninvested options were cancelled.

        SELECTED FINANCIAL DATA BY INDUSTRY SEGMENT

        (TABLE IN THOUSANDS)

                           COMMERCIAL
                            PROPERTY            DEBT AND EQUITY              DEVELOPMENT
                           OPERATIONS             ACTIVITIES             AND LAND OPERATIONS
                           ----------             ----------             -------------------
                        Six Months Ended       Six Months Ended           Six Months Ended
                            June 30,               June 30,                   June 30,
                            --------               --------                   --------
                         1999      1998         1999        1998          1999         1998
                         ----      ----         ----        ----          ----         ----
Rental income ......   $  --     $  --       $  2,834   $   1,904      $   5,981    $  4,040
Interest and other
  income ...........         2      --          7,144       5,804           --          --
                       -------   -------     --------   ---------      ---------    --------
Total Income .......         2      --          9,978       7,708          5,981       4,040
                       -------   -------     --------   ---------      ---------    --------
Operating expense ..      --        --          1,233         763          1,734       1,232
Depreciation and
  amortization .....       223      --            598         258          1,499         976
Interest ...........      --        --          2,533         237          2,490       1,486
General and
  administrative ...      --        --            341         184           --          --
                       -------   -------     --------   ---------      ---------    --------
Total Expenses .....       223      --          4,705       1,442          5,723       3,694
                       -------   -------     --------   ---------      ---------    --------
Income from joint
  ventures ........      1,908     2,380        1,014         154           --          --
Minority interest ..      --        --           --           (27)           (17)         (8)
                       -------   -------     --------   ---------      ---------    --------
Income (loss) before
  taxes ............   $ 1,687   $ 2,380     $  6,287   $   6,393      $     241    $    338
                       =======   =======     ========   =========      =========    ========
Total Assets .......   $78,905   $61,675     $191,935   $ 147,412      $ 120,184    $ 85,912
                       =======   =======     ========   =========      =========    ========


                              OTHER              CONSOLIDATED
                              -----              ------------
                        Six Months Ended       Six Months Ended
                            June 30,               June 30,
                            --------               --------
                         1999       1998         1999        1998
                         ----       ----         ----        ----
Rental income ......   $  --     $  --       $  8,815   $   5,944
Interest and other
  income ...........       571       302        7,717       6,106
                       -------   -------     --------   ---------
Total Income .......       571       302       16,532      12,050
                       -------   -------     --------   ---------
Operating expense ..      --        --          2,967       1,995
Depreciation and
  amortization .....        74       217        2,394       1,451
Interest ...........      --          32        5,023       1,755
General and
  administrative ...     2,069     2,240        2,410       2,424
                       -------   -------     --------   ---------
Total Expenses .....     2,143     2,489       12,794       7,625
                       -------   -------     --------   ---------
Income from
  joint ventures ...      --        --          2,922       2,534
Minority interest ..      --        --            (17)        (35)
                       -------   -------     --------   ---------
Income (loss) before
  taxes ............   $(1,572)  $(2,187)    $  6,643   $   6,924
                       =======   =======     ========   =========
Total Assets .......   $15,018   $10,697     $406,042   $ 305,696
                       =======   =======     ========   =========

3.      EARNINGS PER SHARE

        Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including Class A common shares.

        Diluted earnings per common share for the three and six months ended June 30, 1999 and 1998 are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and warrants, under the treasury stock method as shown below.

                                          Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                              --------              --------
                                          1999       1998       1999       1998
                                          ----       ----       ----       ----
Dilutive common share options ........   34,577     307,217    28,811    317,127
Dilutive warrants ....................     --       553,900      --      643,533

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

        The principal asset of the property development and land operations SBU is an 80% interest in Palomino Park, an 1,800 unit class A multifamily development located in a suburb of Denver, Colorado. The Company currently has a gross investment of approximately $26.0 million at

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

        June 30, 1999 in the following multifamily development project, which is the third phase of Palomino Park, as well as related infrastructure costs and the land for the fourth and fifth phases:

                     Number                      Estimated        Estimated
         Name       of Units     Location        Total Cost   Stabilization Date
      -----------   --------    ----------    -------------   ------------------
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

2.      RESULTS OF OPERATIONS

        COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

        Capitalized terms used herein which are not defined elsewhere in this Quarterly Report on Form 10-Q shall have the meanings ascribed to them in the Current 10-K.

        Rental income increased by $2.9 million. This increase is primarily a result of the acquisition of properties in connection with the VLP Merger in February 1998 and the completion of Red Canyon (Phase II of the Company's Palomino Park development) in November 1998.

        Interest income increased by $1.6 million. This increase is primarily a result of the acquisition of approximately $69.4 million in notes receivable during the period from January 1998 through June 1999 offset by the disposition of $95.2 million of notes receivable during this period. The acquisitions took place primarily in 1998, while a significant portion of the dispositions occurred in 1999. In addition, 1999 includes $1.1 million of fee income related to the Company's Broomfield investment.

        Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $0.6 million, $0.2 million, $0.9 million, and $0.2 million, respectively. These increases are a result of the factors which affected rental income, as described above.

        Interest expense increased by $3.3 million as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds and the Blue Ridge Loan subsequent to December 31, 1997. Interest on the Palomino Park Bonds was capitalized to the Company's Palomino Park development.

        General and administrative expense essentially remained flat. This is a result of the increased size of the Company offset by a decline in accrued compensation.

        Income from joint ventures increased by $0.4 million. This increase is a result of the growth of the Wellsford/Whitehall joint venture since January 1998 (including gains from sales of properties), the Creamer Vitale Wellsford joint venture transaction in January 1998 and the Liberty Hampshire joint venture transaction in July 1998.

        Minority interest is a result of EQR's 20% interest in the Company's Palomino Park development, as well as certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998.

        The income tax provision decreased $1.6 million primarily as a result of the effects of the utilization of the net operating loss carry forwards acquired in the VLP Merger.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

        The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of the Company's common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million line of credit from BankBoston, N.A. and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility") which bears interest at an annual rate equal to LIBOR +2.25% and matures in May 2000. The EQR Preferred Commitment is pledged as security for the WRP Bank Facility. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of June 30, 1999, no balance was outstanding under the WRP Bank Facility.

        Wellsford/Whitehall has a $375 million loan facility (the "Wellsford/Whitehall Bank Facility") from BankBoston, N.A. and Goldman Sachs Mortgage Company, consisting of a senior secured credit facility of up to $300 million and a secured mezzanine facility of up to $75 million. The senior facility bears interest at LIBOR +1.65%; the mezzanine facility bears interest at LIBOR +3.2%. As of June 30, 1999, approximately $275.2 million was outstanding under the Wellsford/Whitehall Bank Facility ($206.5 million of which was under the senior facility). Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall.

        YEAR 2000

        The Company has developed a plan to modify its information technology, primarily its accounting software, to recognize the year 2000 ("Y2K"). A Y2K compliant version of the accounting software has been obtained and will be installed and tested during the next few weeks. The balance of the project is nearing completion, with a total project cost of less than $0.1 million which will be funded from operations, including costs incurred to date. The Company does not expect this project to have a significant effect on its operations. The timing and cost of this project are being closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

        The Company also has had extensive discussions with its third-party property management companies (the "Managers") to ensure that those parties have appropriate plans to allay any Y2K issues that may impact the C ompany's operations. These issues would include both accounting/management software and non-information technology ("IT") systems such as fire safety, security and elevator systems. Wellsford/Whitehall has completed its analysis of such

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

        systems and has determined that no material adverse consequences will likely result from its Y2K issues. Wellsford Capital and Wellsford Development are nearing the completion of such analysis, which is expected to be completed in the next few weeks. So far, no material unresolved Y2K issues have been discovered. Under the most reasonably likely worst case scenario, wherein certain of the Managers fail to update their software and non-IT systems, the Company has the ability to convert its accounting and management systems to a spreadsheet-based system on a temporary basis and to utilize its building engineers to manually override any non-IT systems which fail.

        Furthermore, the Company has contacted its key vendors, tenants, banks, joint venture partners, creditors, and debtors and has obtained Y2K compliance certification (either verbal or written) from the majority of them.

        While the Company believes its planning efforts are adequate to address its Y2K concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely, primarily its banks, payroll processing company, joint venture partners, creditors, and debtors, will be (or have been) converted on a timely basis and will not have a material effect on the Company.

                          QUANTITATIVE AND QUALITATIVE
                            DISCLOSURE OF MARKET RISK

        In January 1999, the Company modified its existing $15 million participation in a $100 million unsecured loan to extend the maturity date from February 1999 to August 1999 and increase the interest rate from 9.875% to 12%. A 1% loan fee was paid by the borrower upon modification. This loan was fully repaid in July 1999.

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

        In May 1999, the Company modified the WRP Bank Facility to extend the maturity date to May 2000. The WRP Bank Facility now bears interest at LIBOR +2.25% and the Company is obligated to pay a fee equal to three-eighths of one percent (0.375%) per annum on the average daily amount of the unused portion of the WRP Bank Facility until maturity.

        Such transactions were conducted under market conditions and fall within the parameters of the Company's strategy for managing its market risk.

        PART II.

        OTHER INFORMATION

             Item 1:  Legal Proceedings - None.

             Item 2:  Changes in Securities - None.

             Item 3:  Defaults upon Senior Securities - None.

             Item 4:  Submission of Matters to a Vote of Security Holders.

                      On May 17, 1999, the Company held its annual meeting of shareholders. A total of 20,356,041 common shares, representing approximately 9.97% of the 20,410,605 common shares outstanding and entitled to vote, and 339,806 Class A common shares representing 100% of the Class A common shares outstanding and entitled to vote, as of the record date (April 1, 1999) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and Class A common shares are hereinafter referred to as the "Common Shares."

                      At the meeting, Jeffrey H. Lynford, Douglas Crocker II, and Mark S. Germain were reelected as directors to terms expiring at the 2002 annual meeting of shareholders. Each of the reelected directors received the affirmative vote of at least 16,685,459 Common Shares representing approximately 80% of the Common Shares voted. The terms of the five other trustees, Edward Lowenthal, Rodney F. Du Bois, Richard S. Frary, Frank J. Hoenemeyer, and Frank J. Sixt continued after the meeting.

                      The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999 by the affirmative vote of 16,686,641 Common Shares. 3,208 Common Shares voted against the proposal, 1,837 Common Shares abstained from voting, and no Common Shares constituted broker non-votes.

             Item 5:  Other Information--None.

             Item 6:  Exhibits and Reports on Form 8-K

                            (a) Exhibits filed with this Form 10-Q:
                                27.1 Financial Data Schedule (EDGAR Filing Only)

                            (b) Reports  on Form 8-K filed by the
                                registrant  during its fiscal  quarter ended
                                June 30, 1999:

                                   o Form 8-K, dated and filed with the Commission on May 10, 1999, relating to the appointment of Rodney F. Du Bois as the Company's Vice-Chairman and Chief Operating Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.

By:      /s/ Jeffrey H. Lynford
         --------------------------------------------------
         Jeffrey H. Lynford, Chairman of the Board


         /s/ Rodney F. Du Bois
         --------------------------------------------------
         Rodney F. Du Bois, Chief Financial Officer

Dated: August 16, 1999