Form 10-Q
period 1999-09-30
WELLSFORD REAL PROPERTIES INC
filed 1999-11-12
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------
{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------
                                       OR

{_}      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                --------------       ---------------

Commission file number          1-12917
                                -------

                         WELLSFORD REAL PROPERTIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                 13-3926898
         --------                                 ----------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                     535 Madison Avenue, New York, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 838-3400
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|        No |_|

Number of shares of common stock, $.01 par value per share, outstanding as of November 11, 1999: 20,351,521.

Number of shares of Class A common stock, $.01 par value per share, outstanding as of November 11, 1999: 339,806.
================================================================================

                         WELLSFORD REAL PROPERTIES, INC.
                                    FORM 10-Q
--------------------------------------------------------------------------------
                                      INDEX
--------------------------------------------------------------------------------
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
         and December 31, 1998                                               3

         Consolidated Statements of Income (unaudited) for the three
         and nine months ended September 30, 1999 and 1998                   4

         Consolidated Statements of Cash Flows (unaudited) for the nine
         months ended September 30, 1999 and 1998                            5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk             17

PART II. OTHER INFORMATION                                                  18

         SIGNATURES                                                         19

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,     December 31,
                                                              1999             1998
                                                              ----             ----
ASSETS                                                    (Unaudited)
Real estate assets, at cost:
   Land ..............................................   $  18,813,000    $  18,813,000
   Buildings and improvements ........................     115,897,382      115,425,760
                                                         -------------    -------------
                                                           134,710,382      134,238,760
      Less, accumulated depreciation .................      (5,597,725)      (2,707,390)
                                                         -------------    -------------
                                                           129,112,657      131,531,370
   Construction in progress ..........................      26,741,400       18,791,075
                                                         -------------    -------------
                                                           155,854,057      150,322,445
Notes receivable .....................................      68,948,594      124,706,499
Investment in joint ventures .........................     116,305,221       80,776,338
                                                         -------------    -------------
Total real estate assets .............................     341,107,872      355,805,282

Cash and cash equivalents ............................      22,311,485       10,122,037
Restricted cash ......................................       8,090,847        8,007,850
Prepaid and other assets .............................      13,322,030       11,035,489
                                                         -------------    -------------
Total Assets .........................................   $ 384,832,234    $ 384,970,658
                                                         =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ............................   $ 119,527,564    $ 120,176,790
   Credit facilities .................................       9,750,000       17,000,000
   Accrued expenses and other liabilities ............      10,732,841       12,788,324
                                                         -------------    -------------
Total Liabilities ....................................     140,010,405      149,965,114
                                                         -------------    -------------
Commitments and contingencies ........................            --               --
Minority interest ....................................       4,854,805        3,380,721
Shareholders' Equity:
 Series A 8% Convertible Redeemable Preferred Stock,
    $.01 par value per share, 2,000,000 shares
    authorized, no shares issued and outstanding .....            --               --
 Common Stock, 197,650,000 shares authorized -
    20,351,571 shares, $.01 par value  per share,
    issued and outstanding at September 30, 1999 .....         203,516          204,106
 Class A Common Stock, 350,000 shares authorized -
    339,806 shares, $.01 par value per share,
    issued and outstanding at September 30, 1999 .....           3,398            3,398
 Paid in capital in excess of par value ..............     227,533,781      228,212,205
 Retained earnings ...................................      18,620,641       11,385,274
 Deferred compensation ...............................      (2,034,178)      (3,240,023)
 Treasury stock, 430,637 shares at September 30, 1999       (4,360,134)      (4,940,137)
                                                         -------------    -------------
Total Shareholders' Equity ...........................     239,967,024      231,624,823
                                                         -------------    -------------
Total Liabilities and Shareholders' Equity ...........   $ 384,832,234    $ 384,970,658
                                                         =============    =============

See accompanying notes

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                                -------------                   -------------
                                            1999            1998            1999            1998
                                            ----            ----            ----            ----
REVENUE
   Rental income ....................    $ 4,622,491     $ 3,379,479    $ 13,436,403     $ 9,323,726
   Interest and other income ........      2,251,046       3,064,664       9,969,015       9,170,582
                                         -----------     -----------    ------------     -----------
      Total Revenue .................      6,873,537       6,444,143      23,405,418      18,494,308
                                         -----------     -----------    ------------     -----------
EXPENSES
   Property operating and maintenance      1,013,422         752,503       2,833,292       2,001,492
   Real estate taxes ................        419,942         351,775       1,234,098         922,284
   Depreciation and amortization ....      1,180,366         787,536       3,573,827       2,238,999
   Property management ..............        170,930         178,996         503,821         353,703
   Interest .........................      2,366,635       1,097,922       7,389,805       2,853,337
   General and administrative .......      1,951,272       1,614,916       4,361,021       4,039,084
                                         -----------     -----------    ------------     -----------
      Total Expenses ................      7,102,567       4,783,648      19,895,864      12,408,899
                                         -----------     -----------    ------------     -----------
Income from joint ventures ..........      3,160,343         333,679       6,082,656       2,867,621
                                         -----------     -----------    ------------     -----------
Income before minority interest .....      2,931,313       1,994,174       9,592,210       8,953,030

Minority interest ...................        (43,405)         (6,434)        (60,843)        (41,734)
                                         -----------     -----------    ------------     -----------
Income before taxes .................      2,887,908       1,987,740       9,531,367       8,911,296

Income tax expense ..................        702,000      (1,029,000)      2,296,000       2,203,000
                                         -----------     -----------    ------------     -----------
Net Income ..........................    $ 2,185,908     $ 3,016,740    $  7,235,367     $ 6,708,296
                                         ===========     ===========    ============     ===========
Net income per common share, basic ..    $      0.11     $      0.15    $       0.35     $      0.34
                                         ===========     ===========    ============     ===========
Net income per common share, diluted     $      0.11     $      0.15    $       0.35     $      0.33
                                         ===========     ===========    ============     ===========
Weighted average number of common
   shares outstanding ...............     20,697,390      20,349,688      20,736,866      19,699,322
                                         ===========     ===========    ============     ===========

See accompanying notes.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                 1999            1998
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................   $  7,235,367    $  6,708,296
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization .....................      4,207,118       2,294,750
      Undistributed joint venture income ................     (3,353,002)     (2,867,621)
      Decrease (increase) in assets
         Restricted cash ................................        (82,997)        424,018
         Prepaid and other assets .......................     (1,296,110)     (3,832,992)
      (Decrease) increase in liabilities
         Accrued expenses and other liabilities .........     (2,055,483)      1,308,151
                                                            ------------    ------------
      Net cash provided by operating activities .........      4,654,893       4,034,602
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate assets .....................    (15,660,276)    (92,542,871)
   Investment in notes receivable .......................    (41,270,501)    (57,368,749)
   Investment in joint ventures .........................     (7,838,451)    (27,757,061)
   Repayments from notes receivable .....................     72,964,680      44,697,801
   Proceeds from sale of real estate assets .............      7,238,329      63,993,737
                                                            ------------    ------------
      Net cash provided by (used in) investing activities     15,433,781     (68,977,143)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities ......................     35,000,000      76,500,000
   Repayment of credit facilities .......................    (42,250,000)    (55,500,000)
   Proceeds from mortgage notes payable .................           --        16,400,000
   Repayment of mortgage notes payable ..................       (649,226)       (350,091)
   Distributions to minority interest ...................           --          (501,273)
                                                            ------------    ------------
      Net cash (used in) provided by financing activities     (7,899,226)     36,548,636
                                                            ------------    ------------
   Net increase (decrease) in cash and cash equivalents .     12,189,448     (28,393,905)
   Cash and cash equivalents, beginning of period .......     10,122,037      29,895,212
                                                            ------------    ------------
   Cash and cash equivalents, end of period .............   $ 22,311,485    $  1,501,307
                                                            ============    ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest .............   $  8,492,862    $  3,507,578
   Cash paid during the  period for income taxes ........   $  3,292,841    $  1,613,936

SUPPLEMENTAL SCHEDULE OF NON-CASH
      INVESTING AND FINANCING ACTIVITIES
   Shares issued in connection with acquisition of
      commercial office properties and notes receivable .   $       --      $(39,362,500)
   Warrants issued in connection with
      joint venture activities ..........................   $   (480,892)   $   (750,000)
  Notes receivable contributed to joint venture .........   $(24,218,113)   $       --
  Receivable for minority interest capital contribution .   $  1,413,241    $       --

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

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it intends to execute its business plan: an SBU for commercial property operations which is held in its subsidiary, Wellsford Commercial Properties Trust ("WCPT"), an SBU for debt and equity activities and an SBU for property development and land operations.

         In August 1997, the Company, through WCPT, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of Goldman, Sachs & Co., formed a private real estate operating company ("Wellsford/Whitehall"). The Company had a 43.6% interest in Wellsford/Whitehall at September 30, 1999.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

2.       INDUSTRY SEGMENTS AND RECENT ACTIVITIES

         COMMERCIAL PROPERTY OPERATIONS
         ------------------------------
         The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. Wellsford/Whitehall had net real estate assets of $549.3 million, total assets of $573.5 million, credit facility debt of $262.5 million, mortgage debt of $102.7 million and equity of $190.1 million at September 30, 1999. During the nine months ended September 30, 1999, Wellsford/Whitehall earned $55.3 million in total revenues, primarily rental income, and incurred $20.2 million of operating expenses, $18.6 million of interest expense, $8.5 million of depreciation and amortization, and $5.1 million of general and administrative expense, and had gains on sales of $7.4 million, resulting in net income of $10.2 million (before preferred dividends of $0.9 million). As of September 30, 1999, Wellsford/Whitehall owned 40 properties containing approximately 4.9 million square feet ("SF"), including approximately
         1.1 million SF under renovation, located in the New Jersey, Boston and Washington D.C. areas.

         During the nine months ended September 30, 1999, Wellsford/Whitehall participated in the following transactions:


                                     Purchases
                                     ---------
                                                                                Cost
           Month            Type                  Location      Square Feet  (millions)
           -----            ----                  --------      -----------  ----------
            May      Office Flex               Warren, NJ         129,000      $ 8.0
           June      Office                    Boston, MA          64,000       10.2
           June      Office                    Boston, MA          68,000       13.1
           July      Office/Developable Land   Columbia, MD        99,000       10.6
           July      Office                    Owings Mills, MD    31,000        3.9
          August     Office                    Hanover, NJ         93,000       13.3
         September   Flex                      Columbia, MD       144,000        3.8

                                 Subsequent Sales
                                 ----------------
                                                    Sales Price        Gain
          Month       Location       Square Feet     (millions)     (millions)
          -----       --------       -----------     ----------     ----------
           May       Boston, MA         65,000          $ 8.1          $2.2
         August      Needham, MA       261,000           21.8           4.9

         In June 1999, the Members modified the capital commitment requirements of Wellsford/Whitehall whereby an aggregate of $250 million was committed. The Company's portion is $85 million of which $69 million was contributed as of September 30, 1999.

         As part of the new capital commitment from Whitehall, the Company agreed to issue to Whitehall a warrant to purchase 123,967 shares of the Company's Common Stock exercisable at $12.10 per share, or in exchange for membership units of Wellsford/Whitehall, held by Whitehall based upon Wellsford/Whitehall's value as defined. The warrants expire May 28, 2004 and are in addition to the warrants to purchase 4,132,230 shares of Common Stock of the Company issued to Whitehall at the time of the formation of Wellsford/Whitehall.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         DEBT AND EQUITY ACTIVITIES
          --------------------------
         At September 30, 1999, the Company had $68.9 million of debt investments which bore interest at an average yield approximating 10.7% and had an average remaining term to maturity of approximately 3.4 years.

         In January 1999, the Company modified its existing $15 million participation in a $100 million unsecured loan to extend the maturity date from February 1999 to August 1999 and increase the interest rate from 9.875% to 12%. A 1% loan fee was paid by the borrower upon modification. This loan was fully repaid in July 1999.

         In January 1999, the Company acquired a parcel of land in Broomfield, Colorado for approximately $7.2 million pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected $0.4 million of fees in 1998. In July 1999, the Company sold this land for $7.2 million to a third party ("Buyer") and simultaneously collected an additional $1.1 million in fees. The Company then purchased $11.7 million of tax-exempt notes, bearing interest at 6.25% and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by the Buyer and are guaranteed by an independent bank.

         In January 1999, a wholly owned subsidiary of the Company obtained a $35 million secured loan facility (the "Wellsford Finance Bank Facility") from BankBoston, N.A., which can potentially be increased to $50 million. The Wellsford Finance Bank Facility bears interest at LIBOR +2.75% and has a term of three years. The Company immediately drew $35 million on this line, the proceeds of which were used (a) to repay the $17 million balance of the Company's $50 million line of credit, and (b) for working capital purposes. During the three months ended September 30, 1999, $25.3 million was repaid by the Company. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Bank Facility until maturity.

         In March 1999, the Company made an additional $24.2 million contribution to its 50% owned joint venture ("Belford Capital") with the Liberty Hampshire Company, L.L.C. This contribution was comprised of two of the Company's debt investments, the $17.6 million DeBartolo Loan and the $8.0 million outstanding balance of the Safeguard Credit Facility loan, net of $1.4 million of cash received back from Belford Capital. Belford Capital also assumed the first $25.0 million of the Company's commitment to fund the Safeguard loan (including amounts advanced to date), while the Company retained the remaining $20.0 million commitment, of which $2.9 million had been loaned directly to Safeguard during the three months ended September 30, 1999. Belford Capital has agreed to invest up to $6.5 million in a real estate market research Internet company, whose chief executive officer is the brother of the Company's Chairman.

         DEVELOPMENT AND LAND OPERATIONS
         -------------------------------
         At September 30, 1999, the Company owned three multifamily properties, totalling 1,104 units with a weighted average occupancy of 96.1%, and had one multifamily project under construction, containing 264 units.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         In May 1999, the Company exercised its option to purchase the land for the fifth and final phase of its Palomino Park development in a suburb of Denver, Colorado for approximately $2.8 million. This phase will be known as Gold Peak and has entitlements for up to 352 apartments. The Company also owns the land for the fourth phase, Green River, which has entitlements for up to 424 apartments.

         INCOME TAXES
         ------------
         The income tax provisions for the nine months ended September 30, 1999 and 1998 are after the benefit of the utilization of Federal income tax loss carryforwards available from the Value Property Trust ("VLP") acquisition in February 1998 and are reflected as a reduction in the income tax valuation allowance recorded at the time of the acquisition. The credit for the three months ended September 30, 1998 results from the full acquisition to date 1998 benefit being reflected in the three-month period.

         OTHER
         -----
         In May 1999, the Company modified its $50 million line of credit from BankBoston, N.A. and Morgan Guaranty Trust Company (the "WRP Bank Facility") to extend the maturity date to May 2000. The WRP Bank Facility now bears interest at LIBOR +2.25% and the Company is obligated to pay a fee equal to three-eighths of one percent (0.375%) per annum on the average daily amount of the unused portion of the WRP Bank Facility until maturity. The WRP Bank Facility is secured by the EQR Preferred Commitment and the 277 Park Loan (as described in the Current 10-K).

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

         In June 1999, one officer resigned from the Company. In July 1999, in connection with this resignation, 79,034 unvested restricted common shares previously granted to this officer under the deferred incentive compensation plan were repurchased by the Company for $0.01 per share. In addition, this officer's previously granted but unvested stock options were cancelled.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

SELECTED FINANCIAL DATA BY INDUSTRY SEGMENT
-------------------------------------------
(TABLE IN THOUSANDS)


                              COMMERCIAL              DEBT AND EQUITY               DEVELOPMENT
                          PROPERTY OPERATIONS           ACTIVITIES              AND LAND OPERATIONS
                          -------------------           ----------              -------------------
                            Nine Months Ended        Nine Months Ended           Nine Months Ended
                             September 30,             September 30,               September 30,
                             -------------             -------------               -------------
                           1999         1998         1999         1998          1999          1998
                           ----         ----         ----         ----          ----          ----
Rental income ......    $    --      $    --      $   4,258    $   3,354     $   9,178     $   5,970
Interest and other
      income .......            6            1        9,489        8,765          --            --
                        ---------    ---------    ---------    ---------     ---------     ---------
Total Income .......            6            1       13,747       12,119         9,178         5,970
                        ---------    ---------    ---------    ---------     ---------     ---------
Operating expense ..         --           --          1,888        1,456         2,684         1,822
Depreciation and
      amortization .          291          131          881          581         2,248         1,463
Interest ...........         --           --          3,739          512         3,651         2,299
General and
      administrative         --           --            602          217          --            --
                        ---------    ---------    ---------    ---------     ---------     ---------
Total Expenses .....          291          131        7,110        2,766         8,583         5,584
                        ---------    ---------    ---------    ---------     ---------     ---------
Income from joint
      ventures .....        4,131        2,643        1,952          225          --            --
Minority interest ..         --           --           --            (45)          (61)            3
                        ---------    ---------    ---------    ---------     ---------     ---------
Income (loss) before
      taxes ........    $   3,846    $   2,513    $   8,589    $   9,533     $     534     $     389
                        =========    =========    =========    =========     =========     =========
Total Assets .......    $  79,681    $  67,154    $ 161,281    $ 176,227     $ 119,366     $  85,675
                        =========    =========    =========    =========     =========     =========


                                 OTHER                 CONSOLIDATED
                                 -----                 ------------
                           Nine Months Ended         Nine Months Ended
                             September 30,             September 30,
                             -------------             -------------
                           1999         1998         1999         1998
                           ----         ----         ----         ----
Rental income ......    $    --      $    --      $  13,436    $   9,324
Interest and other
      income .......          474          404        9,969        9,170
                        ---------    ---------    ---------    ---------
Total Income .......          474          404       23,405       18,494
                        ---------    ---------    ---------    ---------
Operating expense ..         --           --          4,571        3,278
Depreciation and
      amortization .          153           64        3,574        2,239
Interest ...........         --             42        7,390        2,853
General and
      administrative        3,759        3,822        4,361        4,039
                        ---------    ---------    ---------    ---------
Total Expenses .....        3,912        3,928       19,896       12,409
                        ---------    ---------    ---------    ---------
Income from joint
      ventures .....         --           --          6,083        2,868
Minority interest ..         --           --            (61)         (42)
                        ---------    ---------    ---------    ---------
Income (loss) before
      taxes ........    $  (3,438)   $  (3,524)   $   9,531    $   8,911
                        =========    =========    =========    =========
Total Assets .......    $  19,533    $   7,300    $ 384,832    $ 336,356
                        =========    =========    =========    =========


3.       EARNINGS PER SHARE

         Basic  earnings per common  share are computed  based upon the weighted
         average  number  of  common  shares   outstanding  during  the  period,
         including Class A common shares.

         Diluted earnings per common share for the three and nine months ended September 30, 1999 and 1998 are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and warrants, under the treasury stock method as shown below.

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                            -------------        -------------
                                           1999      1998       1999      1998
                                           ----      ----       ----      ----
         Dilutive common share options .  25,620   154,302     28,344   258,952
         Dilutive warrants .............    --        --         --     396,787

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       GENERAL

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three SBUs within which it intends to execute its business plan: an SBU for commercial property operations which is held in its subsidiary, WCPT, through its investment in Wellsford/Whitehall, an SBU for debt and equity activities and an SBU for property development and land operations.

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

         PROPERTY DEVELOPMENT AND LAND OPERATIONS- DBA WELLSFORD DEVELOPMENT
         -------------------------------------------------------------------
         The Company engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities it can achieve returns which are greater than returns which could be achieved by acquiring stabilized properties. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

         The principal asset of the property development and land operations SBU is an 80% interest in Palomino Park, an 1,800 unit class A multifamily development located in a suburb of Denver, Colorado. The Company currently has a gross investment of approximately $26.7 million at

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         September 30, 1999 in the following multifamily development project, which is the third phase of Palomino Park, as well as related infrastructure costs and the land for the fourth and fifth phases:

                        Number                   Estimated        Estimated
         Name          of Units    Location      Total Cost   Stabilization Date
         ----          --------    --------      ----------   ------------------
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

2.       RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Capitalized terms used herein which are not defined elsewhere in this Quarterly Report on Form 10-Q shall have the meanings ascribed to them in the Current 10-K.

         Rental income increased by $4.1 million. This increase is primarily a result of the acquisition of properties in connection with the VLP Merger in February 1998 and the completion of Red Canyon (Phase II of the Company's Palomino Park development) in November 1998.

         Interest and other income increased by $0.8 million. This increase is primarily a result of the acquisition of approximately $94.0 million in notes receivable during the period from January 1998 through September 1999 offset by the collection of $137.5 million of notes receivable during this period. The acquisitions took place primarily in 1998, while a significant portion of the collections occurred in 1999. In addition, 1999 includes $1.1 million of fee income related to the Company's Broomfield investment.

         Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $0.8 million, $0.3 million, $1.3 million, and $0.2 million, respectively. These increases are a result of the factors which affected rental income, as described above.

         Interest expense increased by $4.5 million as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds and the Blue Ridge Loan subsequent to December 31, 1997. Interest on the Palomino Park Bonds was capitalized to the Company's Palomino Park development.

         General and administrative expense increased by $0.3 million. This is a result of the increased size of the Company offset in part by a decline in accrued compensation.

         Income from joint ventures increased by $3.2 million. This increase is a result of the growth of the Wellsford/Whitehall joint venture since January 1998 (including gains from sales of properties), the Creamer Vitale Wellsford joint venture transaction in January 1998 and the Liberty Hampshire joint venture transaction in July 1998.

         Minority  interest is a result of EQR's 20%  interest in the  Company's
         Palomino Park development, as well as in 1998 certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998.

         The income tax provision increased $0.1 million primarily as a result of the effects of increased pre-tax income offset by the full period utilization of the net operating loss carry forwards acquired in the VLP Merger.

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Rental income increased by $1.2 million. This increase is primarily a result of the completion of Red Canyon (Phase II of the Company's Palomino Park development) in November 1998.

         Interest and other income decreased by $0.8 million. This decrease is primarily a result of the acquisition of approximately $94.0 million in notes receivable during the period from January 1998 through September 1999 offset by the collection of $137.5 million of notes receivable during this period. The acquisitions took place primarily in 1998, while a significant portion of the collections occurred in 1999, including $44.3 million during the three months ended September 30, 1999.

         Property operating and maintenance expense, real estate tax expense and depreciation and amortization expense increased by $0.3 million, $0.1 million, and $0.4 million, respectively. These increases are a result of the factors which affected rental income, as described above.

         Interest expense increased by $1.3 million as a result of the Red Canyon debt and the financing of the VLP properties in October 1998.

         General and administrative expense increased by $0.2 million. This is the result of the increased size of the Company.

         Income from joint ventures increased by $2.8 million. This increase is a result of the growth of the Wellsford/Whitehall joint venture since January 1998 (including a significant gain from the sale of a property during the three months ended September 30, 1999), the Creamer Vitale Wellsford joint venture transaction in January 1998 and the Liberty Hampshire joint venture transaction in July 1998.

         Minority  interest is a result of EQR's 20%  interest in the  Company's
         Palomino Park development, as well as in 1998 certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998.

         The income tax provision was $0.7 million compared to a $1.0 million credit in the 1998 three-month period. The $1.7 million increase was the result of increased pre-tax income and the tax benefit arising from the utilization of the VLP acquired net operating loss tax carryforwards being reflected from the date of acquisition (February 28, 1998) in the 1998 three-month period.

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

         The Company has (i) the commitment, until May 30, 2000, of an affiliate of EQR to acquire at the Company's option up to $25 million of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of the Company's common stock at a price of $11.124 (the "EQR Preferred Commitment") and (ii) a $50 million line of credit under the WRP Bank Facility which bears interest at an annual rate equal to LIBOR +2.25% and matures in May 2000. The EQR Preferred Commitment is pledged as security for the WRP Bank Facility. If at May 30, 2000, the affiliate of EQR has purchased less than $25 million of Series A Preferred, it has the right to purchase the remainder of the $25 million not purchased prior to that time. As of September 30, 1999, no balance was outstanding under the WRP Bank Facility. In addition, the Company has approximately $25 million available under its Wellsford Finance Bank Facility as of September 30, 1999.

         Wellsford/Whitehall has a $375 million loan facility (the "Wellsford/Whitehall Bank Facility") from BankBoston, N.A. and Goldman Sachs Mortgage Company, consisting of a senior secured credit facility of up to $300 million and a secured mezzanine facility of up to $75 million. The senior facility bears interest at LIBOR +1.65%; the mezzanine facility bears interest at LIBOR +3.2%. As of September 30, 1999, approximately $262.4 million was outstanding under the Wellsford/Whitehall Bank Facility ($196.3 million of which was under the senior facility). Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall.

         YEAR 2000
         ---------
         The Company has developed a plan to modify its information technology, primarily its accounting software, to recognize the year 2000 ("Y2K"). A Y2K compliant version of the accounting software has been obtained, along with certain upgraded computer equipment to accommodate the new software. The Company is currently installing and testing the new system software and hardware. The project is in the final phase of completion, with a total project cost of less than $0.1 million, which will be funded from operations, including costs incurred to date. The Company does not expect this project to have a significant effect on its operations. The timing and cost of this project are being closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.

         The Company also has had extensive discussions with its third-party property management companies (the "Managers") to ensure that those parties have appropriate plans to allay any Y2K issues that may impact the Company's operations. These issues would include both

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         accounting/management software and non-information technology ("IT") systems such as fire safety, security and elevator systems. Wellsford/Whitehall, Wellsford Capital and Wellsford Development, which constitute all of the Company's property operations, have completed their analyses of such systems and have determined that no material adverse consequences will likely result from their Y2K issues. Under the most reasonably likely worst case scenario, wherein the Managers fail to update their software and non-IT systems, the Company has the ability to convert its accounting and management systems to a spreadsheet-based system on a temporary basis and to utilize its building engineers to manually override any non-IT systems which fail.

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

                          QUANTITATIVE AND QUALITATIVE
                            DISCLOSURE OF MARKET RISK

         During the nine months ended September 30, 1999, the Company made two loans to third parties aggregating $7,900,000. The loans, which mature in 2001 and 2002, provide for interest at 30-day LIBOR plus 4% and 4.75%.

         In January 1999, a wholly owned subsidiary of the Company obtained a $35 million secured loan facility (the "Wellsford Finance Bank Facility") from BankBoston, N.A., which can potentially be increased to $50 million. The Wellsford Finance Bank Facility bears interest at LIBOR +2.75% and has a term of three years. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Bank Facility until maturity.

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

            Item 4:  Submission of Matters to a Vote of Security Holders - None.

            Item 5:  Other Information - None.

            Item 6:  Exhibits and Reports on Form 8-K

                           (a)  Exhibits filed with this Form 10-Q:
                                27.1 Financial Data Schedule (EDGAR Filing Only)

                           (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended September 30, 1999:

                                o    None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.

By:      /s/ Jeffrey H. Lynford
         --------------------------------------------------
         Jeffrey H. Lynford, Chairman of the Board

         /s/ James J. Burns
         --------------------------------------------------
         James J. Burns, Chief Accounting Officer

Dated: November 11, 1999