Form 10-K
period 1999-12-31
WELLSFORD REAL PROPERTIES INC
filed 2000-03-29
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
|X|   ANNUAL REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 OR
                                                     -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from            to
                                     -----------  -----------

                        Commission File Number 001-12917
                                               ---------

                         WELLSFORD REAL PROPERTIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                               13-3926898
                ---------                              ----------
         (State of organization)         (I.R.S. employer identification number)

    535 MADISON AVENUE, NEW YORK, NY                      10022
    --------------------------------                      -----
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:   (212) 838-3400
                                                      --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
      Common Stock                              American Stock Exchange
     $.01 par value


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $126,900,000 based on the closing price on the American Stock Exchange for such shares on February 29, 2000.

THE NUMBER OF THE REGISTRANT'S SHARES OF COMMON STOCK OUTSTANDING WAS 16,644,370 AS OF FEBRUARY 29, 2000 (INCLUDING 339,806 SHARES OF CLASS A COMMON STOCK).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held on June 9, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           FORM
                                                                           10-K
ITEM                                                                      REPORT
 NO.                                                                       PAGE
 ---                                                                       ----

                                     PART I

1.       Business .............................................................3
2.       Properties...........................................................12
3.       Legal Proceedings ...................................................16
4.       Submission of Matters to a Vote of Security-Holders..................16

                                     PART II

5.       Market for Registrant's Common Equity
                  and Related Shareholder Matters.............................17
6.       Selected Consolidated Financial Data.................................18
7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................19
7a.      Quantitative and Qualitative Disclosures about Market Risk...........26
8.       Consolidated Financial Statements and Supplementary Data.............26
9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................26

                                    PART III

10.      Directors and Executive Officers of the Registrant...................27
11.      Executive Compensation...............................................27
12.      Security Ownership of Certain Beneficial Owners and Management.......27
13.      Certain Relationships and Related Transactions ......................27

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......28

                              FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1999 and 1998........F-3
         Consolidated Statements of Income for the Years Ended
                  December 31, 1999, 1998 and 1997...........................F-4
         Consolidated Statements of Changes in Shareholders' Equity for the
                  Years Ended December 31, 1999, 1998 and 1997...............F-5
         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998 and 1997...........................F-6
         Notes to Consolidated Financial Statements..........................F-7
         Wellsford/Whitehall Group, L.L.C. Consolidated Financial
                  Statements and Notes .....................................F-35

                          FINANCIAL STATEMENT SCHEDULES

III.     Real Estate and Accumulated Depreciation............................S-1
IV.      Mortgage Loans on Real Estate.......................................S-3

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

PART I

ITEM 1.  BUSINESS

Wellsford Real Properties, Inc. and subsidiaries, collectively, the "Company" was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. and affiliates, which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all of the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 12,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $10.30 per share, the Company's then book value per share.

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company's operations are organized into three Strategic Business Units ("SBUs"). The portfolio of investments held in each SBU at December 31, 1999 includes:

     Wellsford/Whitehall Group, L.L.C.

     o A 41.4% interest in a private joint venture that owned and operated 41 office properties totaling approximately 4,920,000 square feet, including approximately 1,451,000 square feet under renovation, primarily located in New Jersey, Massachusetts and Maryland.

     Wellsford Capital
     o $65,000,000 of debt related investments including $37,300,000 of direct debt investments which bore interest at an average yield of 11.31% and $27,700,000 in a company which was organized to invest in debt instruments;
     o Venture capital investments of approximately $7,000,000 in a real estate e-commerce company and other real estate-related ventures; and
     o Seven commercial properties totaling approximately 597,000 square feet primarily located in the Northeastern United States and California.

     Wellsford Development
     o An 80% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in a suburb of Denver, Colorado. Two phases containing 760 units are completed and operational, two phases containing 688 units are under construction and the remaining approximate 352 unit phase is being prepared for development ; and
     o A 344-unit operational multifamily residential development in Tucson, Arizona.

See the accompanying consolidated financial statements for certain financial information regarding the Company's industry segments.

The Company's executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400. The Company has 49 employees, 32 of whom are dedicated fully to the operations and management of Wellsford/Whitehall Group, L.L.C.

COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL
----------------------------------------------------

The Company seeks to acquire commercial properties and create value through adaptive reuse. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring stabilized properties. The Company's current target markets include New York, New Jersey, Connecticut, Boston, Philadelphia, Baltimore and the Washington D.C. metropolitan areas.

The   Company's    commercial    property   operations   segment   consists   of
Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"), which is accounted for on the equity method.

At the time of the Spin-off, the Company owned six commercial office buildings, five of which were then vacant, containing an aggregate of approximately 949,400 square feet which were acquired for an aggregate of approximately $47,600,000 (the "WRP Commercial Properties").

In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company contributed the WRP Commercial Properties and Whitehall contributed four commercial properties upon formation of Wellsford/Whitehall. The Company manages Wellsford/Whitehall on a day-to-day basis, and certain major decisions require the consent of both primary partners. The Company had a 41.4% interest in Wellsford/Whitehall at December 31, 1999.

As of December 31, 1999, Wellsford/Whitehall owned and operated 41 office properties totaling approximately 4,920,000 square feet, including approximately 1,451,000 square feet under renovation, primarily located in New Jersey, Massachusetts, and Maryland.

During the years ended December 31, 1999, 1998 and 1997, Wellsford/Whitehall participated in the following transactions:

(amounts in millions, except square feet and per square foot amounts)

1999 ACTIVITY:
Purchases:

                                                     Gross
                                                   Leasable
                                                    Square   Number of               Cost per
      Month        Type           Location           Feet   Properties   Cost (1)  Square Foot
      -----        ----           --------           ----   ----------   --------  -----------
May .........  Office/Flex     Warren, NJ          129,000       1      $   8.0       $ 62
June ........  Office          Boston, MA           64,000       1         10.2        159
June ........  Office          Boston, MA           68,000       1         13.1        193
July ........  Office/Land     Columbia, MD         97,000       1         10.7        110
July ........  Office          Owings Mills, MD     32,000       1          3.9        122
August ......  Land            Hanover, NJ         19.2 acres    1          2.0        --
August ......  Office          Hanover, NJ          96,000       1         13.3        139
September ...  Flex            Columbia, MD        144,000       1          3.8         26
November ....  Office          Rockville, MD       236,000       1         19.9         84
                                                   -------       -      -------
                            Total purchases        866,000       9      $  84.9        --
                                                   =======       =      =======
                      Total, excluding land        866,000       8      $  82.9         96
                                                   =======       =      =======

Sales:
                                                                            Sales Price
                                  Gross Leasable                               per
                                      Square         Number of                Square
      Month          Location          Feet         Properties   Sales Price   Foot         Gain
      -----          --------          ----         ----------   -----------   ----         ----
February ....    Wayne, NJ           2.58 acres (2)      1        $   0.3      $--        $   0.2
May .........    Boston, MA           65,000             1            8.1       125           2.3
August ......    Needham, MA         261,000             1           26.0       100           5.6
November ....    Washington, D.C.    225,000             1           43.4       193           7.5
                                     -------             -        -------                 -------
                      Total sales    551,000             4        $  77.8       --        $  15.6
                                     =======             =        =======                 =======
            Total, excluding land    551,000             3        $  77.5       141       $  15.4
                                     =======             =        =======                 =======

----------

   (1) The 1999 Wellsford/Whitehall acquisitions described above were funded with proceeds from first mortgage financing on five of the properties and seller financing in the form of a second mortgage on one of the properties of $43,401,000 and additional capital contributions by the Company and Whitehall.
   (2)   Sale of vacant land.


1998 ACTIVITY:
Purchases:

                                                          Gross
                                                        Leasable                                 Cost per
                                                         Square         Number of                 Square
      Month        Type             Location              Feet         Properties      Cost (1)    Foot
      -----        ----             --------              ----         ----------      --------    ----
February ....    Office       Boston, MA                  65,000            1       $    5.5      $  85
February ....    Land         Somerset, NJ                19 acres          1            2.0        --
March .......    Office       Somerset, NJ                82,000            1            5.4         66
May .........    Office       Boston, MA                 977,000           13          148.7 (2)    152
May .........    Warehouse    Needham, MA                470,000            2           28.4         60
June ........    Office       Andover, MA                 63,000            1            7.4        117
June ........    Office       Basking Ridge, NJ          104,000            2           15.0        144
September ...    Office       Franklin Township, NJ      199,000            2           22.8        115
November ....    Office       Columbia, MD                38,000            1            2.6         68
December ....    Office       Ridgefield Park, NJ        147,000            1           19.3        131
                                                       ---------           --       --------
                                    Total purchases    2,145,000           25       $  257.1        --
                                                       =========           ==       ========
                              Total, excluding land    2,145,000           24       $  255.1        119
                                                       =========           ==       ========

Sale:
                                                                          Sales Price
                                  Gross Leasable                             per
                                      Square       Number of                Square
      Month           Location        Feet        Properties   Sales Price   Foot       Gain
      -----           --------        ----        ----------   -----------   ----       ----
May .........    Wayne, NJ           69,000           1        $   5.0      $ 72       $  2.9

----------

     (1) The 1998 Wellsford/Whitehall acquisitions described above, other than the May Boston transaction, were funded primarily by capital contributions from the Company and Whitehall, and by draws on the Wellsford/Whitehall Bank Facility with Fleet National Bank as agent for itself and several other financial institutions ("Wellsford/Whitehall Bank Facility").
     (2) The Boston portfolio of 13 office buildings was financed with (i) the assumption of $68,300,000 of mortgage debt, (ii) a $35,800,000 draw on the Wellsford/Whitehall Bank Facility, (iii) the issuance of $19,000,000 of Wellsford/Whitehall 6% convertible preferred units to the sellers, (iv) $18,000,000 of capital contributions by Whitehall and the Company and (v) the issuance of $7,600,000 of Wellsford/Whitehall common units.


1997 ACTIVITY:
Purchases (1):

                                                     Gross
                                                   Leasable                             Cost per
                                                    Square     Number of                 Square
      Month        Type             Location         Feet     Properties    Cost (2)      Foot
      -----        ----             --------         ----     ----------    --------      ----
September        Office       Somerset, NJ          181,000       1        $    18.1     $ 100
December         Office       Berkeley Hts, NJ      297,000       2             29.1        98
December         Industrial   Parsippany, NJ        244,000       1              7.1        29
                                                    -------       -        ---------
                               Total purchases      722,000       4        $    54.3        75
                                                    =======       =        =========

----------

(1) Exclusive of properties contributed by the Company and Whitehall upon formation of the joint venture.
(2) The Wellsford/Whitehall transactions described above were funded primarily by capital contributions from the Company and Whitehall, the assumption of $48,000,000 in mortgage debt which encumbered certain of the properties contributed by Whitehall and the proceeds of a term loan agreement (the "Wellsford/Whitehall Bridge Loan") by the Company to Wellsford/Whitehall.

In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% and $75,000,000 represents a secured mezzanine facility bearing interest at LIBOR + 3.20%. Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall. As of December 31, 1999 and 1998, approximately $238,700,000 and $276,200,000, respectively, was outstanding under the Wellsford/Whitehall Bank Facility (approximately $177,300,000 and $207,300,000, respectively, of which was under the senior facility). At December 31, 1999, Wellsford/Whitehall expected to borrow an additional $8,000,000 for tenant improvements and leasing commissions through March 31, 2000, when the ability to draw on this facility expires under the current terms of the Wellsford/Whitehall Bank Facility. The Wellsford/Whitehall Bank Facility contains certain financial covenants including limitations on distributions to members.

The Company is entitled to receive incentive compensation payable out of distributions made by Wellsford/Whitehall (the "Promote") after return of capital and minimum annual returns of at least 15% to 17.5% on such capital balances to the Company and Whitehall (as defined in the Wellsford/Whitehall Operating Agreement

(the "Operating Agreement")). Pursuant to the Operating Agreement, the Company is required to distribute to officers and employees of Wellsford/Whitehall and the Company, 50% or, in some cases, 55% of the Promote it receives. To date, the Company has not earned or received any distribution of the Promote and there can be no assurance that such Promote will be earned.

In June 1999, the capital commitment requirements of Wellsford/Whitehall were modified from an aggregate of $150,000,000 ($75,000,000 by each partner) to an aggregate of $250,000,000. The Company's total portion is $85,000,000 of which $72,769,000 was contributed as of December 31, 1999 and Whitehall's total portion is $165,000,000 of which $101,604,000 was contributed as of December 31, 1999. These commitments expire December 31, 2000.

In connection with the formation of Wellsford/Whitehall, the Company issued warrants (the "Whitehall Warrants") to Whitehall to purchase 4,132,230 shares of the Company's common stock at an exercise price of $12.10 per share. The Whitehall Warrants are exercisable until August 28, 2002. The exercise price for the Whitehall Warrants is payable in cash or membership units in Wellsford/Whitehall. As part of the new capital commitment from Whitehall in 1999, the Company issued to Whitehall additional warrants to purchase an additional 123,967 shares of the Company's common stock exercisable at $12.10 per share, payable in cash or in exchange for membership units of Wellsford/Whitehall, held by Whitehall based upon Wellsford/Whitehall's value as defined. These additional warrants are exercisable for five years and expire on May 28, 2004. Whitehall may exchange an additional $25,000,000 of the membership units it owns in Wellsford/Whitehall for shares of the Company's common stock or cash at the Company's sole discretion, based upon the price paid for such membership units and the current market value of the Company's common stock. As of December 31, 1999, no units have been converted.

The Company has agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall except, in certain circumstances, where Wellsford/Whitehall has declined the investment opportunity.


DEBT AND EQUITY ACTIVITIES - WELLSFORD CAPITAL
----------------------------------------------

DEBT INVESTMENTS
The Company makes loans that constitute, or will invest in, real estate related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

At December 31, 1999, the Company had approximately $65,000,000 of debt related investments, including $37,300,000 of direct debt investments which bore interest at an average yield of 11.31% and had an average remaining term to maturity of 4.8 years and $27,700,000 in a company which was organized to invest in debt instruments. Following is information regarding these investments.

277 PARK
In April 1997, the Company and Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The
Company has advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345,000,000
(amortized balance of $332,580,000 at December 31, 1999) first mortgage loan (the "REMIC Loan") on the 277 Park Property.

The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating annual rate during the tenth year equal to LIBOR + 5.15% or the Fleet National Bank base rate plus 5.15%, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,042,000, $3,042,000 and $2,000,000 per year in interest income, or 10.1%, 11.7% and 22.1% of its total non-joint venture revenues from the 277 Park Loan during 1999, 1998 and 1997, respectively.

PATRIOT
In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage. The Company has advanced $5,000,000 (its 50% share) pursuant to the second mortgage. The second mortgage is subordinate to a $75,000,000 first mortgage with Fleet National Bank. The loan bears interest at LIBOR + 4.75% with payments of interest only through August 2001 and principal and interest based on a 25-year amortization through the loan's maturity in July 2002 (the "Patriot Loan"). The Patriot Loan is secured by a fee interest in a 608,000 square foot mixed-use property in Boston, Massachusetts.

THE ABBEY COMPANY
In August 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and MGT expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. The Abbey Credit Facility will be made available to Abbey until September 2000. Advances under the facility can be made for up to 65% of the value of the borrowing base collateral which consisted of first mortgage loans on three properties (one each of office, industrial and retail), all cross collateralized, totaling approximately 250,000 square feet at December 31, 1999.

The Company's portion of the outstanding balance is approximately $4,300,000 and $46,000,000 at December 31, 1999 and 1998, respectively. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Abbey Credit Facility. The Company is entitled to receive interest on its advances under the Abbey Credit Facility at LIBOR + 4.00%. The Company earned approximately $2,941,000, $3,920,000 and $827,000, or 9.8%, 15.1% and 9.1% of its total non-joint venture revenues from the Abbey Credit Facility during 1999, 1998 and 1997, respectively.

SAFEGUARD
In December 1998, the Company and MGT originated a $90,000,000 credit facility secured by first mortgages (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility will be made available to Safeguard until April 2001. Advances under the facility can be made for up to 75% of the value of the borrowing base collateral which consists of nine self-storage properties, all cross-collateralized, totaling approximately 608,000 square feet at December 31, 1999. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Safeguard Credit Facility. The Company is entitled to receive interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00%.

Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time, the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Belford Capital Holdings, L.L.C. ("Belford Capital"). This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 1999.

DEBARTOLO
In July 1998, the Company, Bank One, N.A. and several other financial institutions originated a $175,000,000 loan, in which the Company had an $18,000,000 participation (the "DeBartolo Loan"), to entities owned by Simon DeBartolo Group, L.P. The DeBartolo Loan is secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns mall space nationwide. The DeBartolo Loan bears interest at 8.547%, is payable quarterly, pays principal based on a 20-year amortization schedule and is due in July 2008. In March 1999, the amortized loan balance of approximately $17,600,000 was contributed to Belford Capital.

WOODLANDS
In December 1997, the Company, Fleet National Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369,000,000 (the "Woodlands Loan"). The Woodlands Loan consisted of a revolving credit loan in the principal amount of $179,000,000 (the "Revolving Loan"), a secured term loan in the principal amount of $130,000,000 (the "Secured Loan"), and a second secured term loan in the principal amount of $60,000,000 (the "Second Secured Loan"). The Company advanced $15,000,000 pursuant to the Second Secured Loan. The Second Secured Loan was subordinate to the Revolving Loan and the Secured Loan and bore interest equal to LIBOR + 4.40%. The principal amount of the Woodlands Loan was repaid in full prior to December 31, 1999. The Company earned approximately $1,295,000 and $1,517,000, or 4.3% and 5.8% of its total non-joint venture revenues from the Woodlands Second Secured Loan during 1999 and 1998, respectively.

REIT BRIDGE LOAN
In August 1998, the Company, Deutsche Bank, N.A. and certain other lenders originated a $100,000,000 unsecured loan in which the Company had a $15,000,000 participation (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owns 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% and was due in February 1999, with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increase the interest rate to 12.00%. The borrower paid a 1.50% loan fee at origination and a 1.00% loan fee upon modification. This loan was repaid in full in July 1999.

BROOMFIELD
In January 1999, the Company acquired a parcel of land in Broomfield, Colorado for approximately $7,200,000 pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected approximately $400,000 of fees in 1998. In July 1999, the Company sold this land for $7,200,000 to a third party ("Buyer") and simultaneously collected an additional $1,100,000 in fees. The Company then purchased $11,740,000 of tax-exempt notes, bearing interest at 6.25% and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by the Buyer and were guaranteed by a AA rated bank. The notes were repaid in full in December 1999. The Company earned approximately $1,555,000 and $401,000, or 5.2% and 1.5% of its total non-joint venture revenues, on the Broomfield transaction during 1999 and 1998, respectively.

BELFORD CAPITAL
The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to a 51% owned joint venture special purpose finance company ("SPFC"), Belford Capital, with The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire") owning 10% and another entity owning the remaining 39%. The 1999 contribution was comprised of two of the Company's debt investments, the $17,600,000 DeBartolo Loan and the $8,100,000 outstanding balance of the Safeguard Credit Facility, net of $1,500,000 of cash received back from Belford Capital. The other partners contributed their respective shares of their capital contributions in cash. Belford Capital also assumed the first $25,000,000 of the Company's commitment to fund the Safeguard Credit Facility (including amounts advanced to date).

VENTURE CAPITAL INVESTMENTS
At December 31, 1999, the Company had venture capital investments of $7,000,000 in a real estate e-commerce company and other real estate-related ventures. Following is information regarding these investments.

LIBERTY HAMPSHIRE
In July and August 1998, the Company invested a total of approximately $2,100,000 for a 4.20% interest in Liberty Hampshire, which structures, establishes and provides management and services for SPFCs formed to invest in financial assets.

REIS REPORTS, INC.
Belford Capital has invested $6,500,000 in a real estate market research internet company, Reis Reports, Inc. ("Reis"), a leading provider of real estate market information to institutional investors, at December 31, 1999. The Company's share of this investment was approximately $3,321,000 at December 31, 1999. The primary shareholder of Reis is the brother of Mr. Lynford, Chairman of the Company; Mr. Lynford recused himself from the Reis investment decisions.

CREAMER VITALE WELLSFORD/CLAIRBORNE INVESTORS
In January 1998, the Company formed Creamer Vitale Wellsford, L.L.C. ("Creamer Vitale Wellsford") in which it has a 49% interest and acquired the same interest in a related real estate advisory and consulting firm.

Creamer Vitale Wellsford, together with Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, have established the Clairborne Investors Mortgage Investment Program ("Clairborne") to make opportunistic investments and to provide liquidity to lenders and participants in mortgage loan transactions. The parties have agreed to contribute up to $150,000,000 to fund acquisitions approved by the parties, of which PREI will fund 90% and a subsidiary of the Company will fund 10%. Creamer Vitale Wellsford will originate, co-invest, and manage the investments of the program.

The Company's original investment in these entities was $1,250,000 of cash and 148,000 five-year warrants to purchase the Company's common shares at $15.175 per share, valued at approximately $750,000 at that time. In November 1998, Clairborne acquired an approximate $17,000,000 participation in a $56,000,000 mortgage, bearing interest at LIBOR + 1.75% and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1,400,000 of the cost of this participation, which was prepaid entirely at the face amount during 1999 by the borrower.

OTHER INVESTMENTS

VALUE PROPERTY TRUST
In February 1998, the Company completed the merger with Value Property Trust ("VLP") (the "VLP Merger") for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties with an allocated value upon purchase of approximately $38,300,000, containing an aggregate of approximately 597,000 square feet located primarily in the northeastern United States and California. VLP had cash of $60,800,000 and other net assets of $5,900,000 at the close of the transaction.

PROPERTY DEVELOPMENT AND LAND OPERATIONS - WELLSFORD DEVELOPMENT
----------------------------------------------------------------

The Company engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities, it can achieve returns which are greater than returns which could be achieved by acquiring stabilized properties. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

PALOMINO PARK
The Company owns an approximate 80% interest in Phases I, II, III, IV and V of a 1,800-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. EQR owns the remaining 20% interest. The Company has a related $14,755,000 tax exempt mortgage note payable which requires interest only payments at a variable rate (average rate for 1999 was approximately 3.4%) until it matures in December 2035 (the "Palomino Park Bonds"). The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AAA rated financial institution. The Company and an affiliate of EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon (the latter guarantee being the "EQR Enhancement").

In December  1997,  Phase I, known as Blue  Ridge,  was  completed  at a cost of approximately $41,500,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in January 2008 and bears interest at a fixed rate of 6.92%. Principal payments are based on a 30-year amortization schedule.

In November 1998, Phase II, known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, the Company acquired the Red Canyon improvements and the related construction loan was repaid with the proceeds of a $27,000,000 permanent loan (the "Red Canyon Mortgage") secured by a first mortgage on Red Canyon. The Red Canyon Mortgage matures in December 2008 and bears interest at a fixed rate of 6.68%. Principal payments are based on a 30-year amortization schedule.

The estimated total costs of the remaining three multifamily development phases at Palomino Park and related infrastructure costs at completion of these phases, including the Company's gross investment, which is included in construction in progress on the Company's consolidated financial statements, of approximately $30,748,000 at December 31, 1999, are as follows:

                                          ESTIMATED            ESTIMATED
                                            TOTAL             COMPLETION
          NAME                  UNITS       COST                 DATE
          ----                  -----       ----                 ----
Phase III ("Silver Mesa") ....   264    $  40,000,000    July 2000
Phase IV ("Green River") .....   424       55,000,000    Fourth Quarter 2001
Phase V ("Gold Peak") ........   352       42,000,000    Fourth Quarter 2002
                               -----    -------------
                               1,040    $ 137,000,000
                               =====    =============

The third and fourth phases of this project are being developed pursuant to fixed-price contracts. The Company is committed to purchase 100% of the improvements upon completion and the achievement of certain occupancy levels of these phases. In addition, the Company is obligated to fund the first 20% of development costs on these phases as they are incurred.

In May 1997, the Company acquired the land for Silver Mesa for approximately $2,100,000. In May 1998, the Company acquired the land for Green River for approximately $3,200,000. In May 1999, the Company acquired the land for Gold Peak for approximately $2,600,000. Construction in progress related to these three phases, including the cost of land, was approximately $30,748,000 at December 31, 1999.

SONTERRA
From the time of the Spin-off, the Company held a $17,800,000 mortgage on, and option to purchase, a 344-unit class A residential apartment complex ("Sonterra at Williams Centre") located in Tucson, Arizona.

In January 1998, the Company exercised its option and acquired Sonterra at Williams Centre for approximately $20,500,000, including satisfaction of the mortgage. In February 1998, the Company closed on $16,400,000 of first mortgage financing (the "Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments are based on a 30-year amortization schedule.

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

ITEM 2.  PROPERTIES.

The following property information is presented by SBU.

WELLSFORD/WHITEHALL
Wellsford/Whitehall owned and operated 41 office properties, totaling approximately 4,920,000 square feet at December 31, 1999. The following table sets forth certain information related to these properties at December 31, 1999:

                                                                         LEASABLE
                                                                         BUILDING       YEAR        NUMBER
                                                                          SQUARE    CONSTRUCTED/      OF
           PROPERTY                  TYPE            LOCATION              FEET     REHABILITATED   TENANTS  OCCUPANCY
           --------                  ----            --------              ----     -------------   -------  ---------
OPERATING PROPERTIES
1800 Valley Road ............     Office          Wayne, NJ                56,000       1980           1      100.0%
Greenbrook Corporate Center .     Office          Fairfield, NJ           201,000       1987          12       96.6%
Chatham Executive Center ....     Office          Chatham, NJ              63,000    1972/1997         6      100.0%
300 Atrium Drive ............     Office          Somerset, NJ            150,000       1983           4       82.4%
400 Atrium Drive ............     Office          Somerset, NJ            355,000       1985           2       99.1%
500 Atrium Drive ............     Office          Somerset, NJ            169,000       1984           3       94.2%
700 Atrium Drive ............     Office          Somerset, NJ            181,000       1985           1      100.0%
Mountain Heights Center #1 ..     Office          Berkeley Hts, NJ        183,000       1986          13       99.7%
Garden State Exhibit Center .     Flex            Somerset, NJ             82,000    1968/1989       N/A         N/A
150 Wells Avenue ............     Office          Newton, MA               11,000       1987           1      100.0%
72 River Park ...............     Office          Needham, MA              22,000       1983           4      100.0%
70 Wells Avenue .............     Office          Newton, MA               29,000       1979           2      100.0%
160 Wells Avenue ............     Office          Newton, MA               19,000    1970/1997         1      100.0%
2331 Congress Street ........     Office          Portland, ME             24,000       1980           3       84.4%
60/74 Turner Street .........     Office/Land     Waltham, MA              16,000       1970           1      100.0%
100 Wells Avenue ............     Office          Newton, MA               21,000       1978           1      100.0%
333 Elm Street ..............     Office          Dedham, MA               48,000       1983           7       96.3%
Dedham Place ................     Office          Dedham, MA              160,000       1987           8       97.2%


                                                                                          BASE     ESCALATED   MARKET
                                                                                        RENT PER   RENT PER   RENT PER
                                          PRINCIPAL                    LEASE             SQUARE     SQUARE     SQUARE
           PROPERTY                        TENANTS                  EXPIRATION            FOOT       FOOT       FOOT*   ENCUMBRANCES
           --------                        -------                  ----------            ----       ----       -----   ------------
OPERATING PROPERTIES
1800 Valley Road ............     Rickitt & Coleman             December 2003          $   12.10  $   14.41  $   13.00      (A)
Greenbrook Corporate Center .     Information Resources         December 2003              20.14      22.18      22.50      (A)
Chatham Executive Center ....     Quadrant                      July 2009                  26.54      28.16      30.00      (A)
300 Atrium Drive ............     AT&T                          March 2004                 17.93      19.82      21.50      (A)
400 Atrium Drive ............     Merrill Lynch                 December 2001 & 2003       17.39      19.90      21.50      (A)
500 Atrium Drive ............     AT&T                          December 2003              18.78      22.88      21.50      (A)
700 Atrium Drive ............     Merck                         June 2005                  15.12      18.39      21.50      (A)
Mountain Heights Center #1 ..     The Santa Cruz                September 2006             20.54      22.57      28.50      (A)
Garden State Exhibit Center .     N/A                           N/A                        28.39      28.39      28.39      (A)
150 Wells Avenue ............     Linx Communications           September 2001             19.50      19.99      22.50      (A)
72 River Park ...............     JH Albert, Ins.               November 2004              20.32      20.99      25.50      (A)
70 Wells Avenue .............     Renaissance Worldwide, Inc.   November 2002              22.14      23.74      24.50      (A)
160 Wells Avenue ............     New England Cable             December 2013              22.00      23.76      24.50      (A)
2331 Congress Street ........     Clark Associates              April 2002                 12.64      13.37      15.25      (A)
60/74 Turner Street .........     Brandeis University           June 2002                   7.00       7.00       9.00      (A)
100 Wells Avenue ............     The Larkin Group              December 2002              21.25      22.53      24.50      (A)
333 Elm Street ..............     Lojack                        May 2001                   18.81      19.21      27.00     (A)(B)
Dedham Place ................     Harvard Pilgrim Healthcare    September 2001             24.85      30.23      28.75     (A)(B)


                                                                         LEASABLE
                                                                         BUILDING       YEAR        NUMBER
                                                                          SQUARE    CONSTRUCTED/      OF
           PROPERTY                  TYPE            LOCATION              FEET     REHABILITATED   TENANTS  OCCUPANCY
           --------                  ----            --------              ----     -------------   -------  ---------
128 Technology Center .......     Office          Waltham, MA             218,000       1986           2      100.0%
201 University Avenue .......     Office          Westwood, MA             82,000       1982         (E)         (E)
7/57 Wells Avenue ...........     Office          Newton, MA               88,000       1982          15       74.1%
75/85/95 Wells Avenue .......     Office          Newton, MA              242,000    1976/1986        12       99.9%
Shattuck Office Center ......     Office          Andover, MA              63,000       1985          11      100.0%
180/188 Mt Airy Road ........     Office          Basking Ridge, NJ       104,000       1980          12       98.8%
377/379 Campus Drive ........     Office          Franklin Twp, NJ        199,000       1984           1      100.0%
105 Challenger Road .........     Office          Ridgefield Park, NJ     147,000       1992           3      100.0%
6301 Stevens Forest .........     Office          Columbia, MD             38,000       1980           2      100.0%
150 Mt. Bethel Road .........     Office/Flex     Warren, NJ              129,000       1981           6       64.3%
One Mall North ..............     Office          Columbia, MD             97,000    1978/1998        40       95.6%
McDonough Crossroads ........     Office          Owings Mills, MD         32,000       1988           5      100.0%
Oakland Ridge ...............     Flex            Columbia, MD            144,000       1972           9       66.6%
Airport Park ................     Office          Hanover Twp, NJ          96,000       1979          17       98.5%
                                                                        ---------                    ---       ----
SUBTOTAL--OPERATING PROPERTIES ...................................      3,469,000                    205       92.3%
                                                                        ---------                    ---       ----


PROPERTIES UNDER RENOVATION
Pointview Corporate Center ..     Office          Wayne, NJ               515,000    1976/1998       (F)        --
Morris Technology Center ....     Office          Parsippany, NJ          244,000  1963/1977/1998    (F)        --
Mountain Heights Center #2 ..     Office          Berkeley Hts, NJ        115,000    1968/1998       (G)         (G)
117 Kendrick Street .........     Office          Needham, MA             209,000       1963         (F)        --
600 Atrium Drive ............     Land            Somerset, NJ                N/A       N/A          (H)        --
Airport Park ................     Land            Hanover Twp, NJ             N/A       N/A          (H)        --
401 North Washington ........     Office          Rockville, MD           236,000       1972           1       26.2%
79 Milk Street ..............     Office          Boston, MA               64,000    1920/1998        28       83.7%
24 Federal Street ...........     Office          Boston, MA               68,000    1921/1997       (F)        --
                                                                        ---------                    ---       ----
SUBTOTAL-PROPERTIES UNDER RENOVATION .............................      1,451,000                     29        8.1%
                                                                        ---------                    ---       ----
1999 TOTAL/AVERAGE ...............................................      4,920,000                    234       92.3%
                                                                        =========                    ===       ====
                                                                                                                 (I)


                                                                                          BASE     ESCALATED   MARKET
                                                                                        RENT PER   RENT PER   RENT PER
                                          PRINCIPAL                    LEASE             SQUARE     SQUARE     SQUARE
           PROPERTY                        TENANTS                  EXPIRATION            FOOT       FOOT       FOOT*   ENCUMBRANCES
           --------                        -------                  ----------            ----       ----       -----   ------------
128 Technology Center .......     Parametric Technology         October 2001               21.13      23.75      31.25     (A)(B)
201 University Avenue .......     (E)                           (E)                          (E)        (E)        (E)     (A)(B)
7/57 Wells Avenue ...........     GEO Centers                   November 2004              28.89      28.94      30.00     (A)(B)
75/85/95 Wells Avenue .......     Marcam                        April 2005                 24.20      24.26      31.00     (A)(B)
Shattuck Office Center ......     Codman Research Group         March 2000                 17.64      19.14      22.50      (A)
180/188 Mt Airy Road ........     Lucent Technology             October 2004               22.90      24.64      26.50      (A)
377/379 Campus Drive ........     AT&T                          August 2003                11.00      11.00      13.50      (A)
105 Challenger Road .........     Samsung America, Inc.         December 2003              21.79      23.93      27.50      (A)
6301 Stevens Forest .........     SecurityLink from Ameritech   July 2005                  14.59      14.78      16.50      (A)
150 Mt. Bethel Road .........     TMS Mortgage                  June 2003                  11.71      13.69      15.00     (A)(C)
One Mall North ..............     Alco Pharmaceuticals          May 2000                   17.61      17.99      21.00      (A)
McDonough Crossroads ........     Giancarlo Versacchi           June 2002                  15.75      16.60      19.00     (A)(C)
Oakland Ridge ...............     Nightmare Graphics, Inc.      December 2001               4.41       4.68       9.50      (D)
Airport Park ................     Gemini Consulting             January 2006               19.92      21.56      25.00     (A)(C)
                                                                                       ---------   --------   --------
SUBTOTAL--OPERATING PROPERTIES ...................................                         18.73      20.56      23.26
                                                                                       ---------   --------   --------

PROPERTIES UNDER RENOVATION
Pointview Corporate Center ..     --                            --                            --         --         --      (A)
Morris Technology Center ....     --                            --                            --         --         --      (A)
Mountain Heights Center #2 ..     (G)                           (G)                          (G)        (G)         --      (A)
117 Kendrick Street .........     --                            --                            --         --         --      (A)
600 Atrium Drive ............     --                            --                            --         --         --      (A)
Airport Park ................     --                            --                            --         --         --      (D)
401 North Washington ........     GE Information Services       April 2004                  7.27       7.47      25.25      (D)
79 Milk Street ..............     J.M. Forbes                   January 2002               21.46      22.59      40.75     (A)(C)
24 Federal Street ...........     --                            --                            --         --         --     (A)(C)
                                                                                       ---------   --------   --------
SUBTOTAL-PROPERTIES UNDER RENOVATION .............................                           N/A        N/A        N/A
                                                                                       ---------   --------   --------
1999 TOTAL/AVERAGE ...............................................                     $   18.73   $  20.56   $  23.26
                                                                                       =========   ========   ========
                                                                                             (I)        (I)        (I)

----------

(A)  Encumbered by the Wellsford/Whitehall Bank Facility.
(B)  Encumbered by the Nomura Mortgage.
(C)  Encumbered by other mortgages.
(D)  Unencumbered.
(E) Lease with RCN-Becocom L.L.C. commenced January 1, 2000 for 100% of the leasable building square feet with a triple net rent of $15.00 per square foot. Lease term expires December 2009.
(F)  Building under renovation.
(G) Subsequent to December 31, 1999, lease was signed with Compaq for 100% of the leasable building square feet, with a base rent of $28.95 per square foot. Tenant to take possession of space in stages throughout 2000. Lease term expires August 2010.
(H)  Land is held for development.
(I)  Properties under renovation not included in 1999 Total/Average.
* Company's internal judgement as to specific property market rent per square foot as of December 31, 1999.

The  following  table  sets  forth  historical   Wellsford/Whitehall   portfolio
information by year:


                     TOTAL BUILDING   LEASABLE BUILDING
       DECEMBER 31,   SQUARE FEET        SQUARE FEET      OCCUPANCY
       ------------   -----------        -----------      ---------

         1999 .....   4,920,000          3,469,000          92%
         1998 .....   4,605,000          3,219,000          92%
         1997 .....   2,412,000          1,330,000          89%

The average lease term of the tenants' leases is approximately 8.6 years. Leases typically provide for step-ups in base rent periodically over the term of a lease and pass throughs to tenants of their pro rata share of increases in certain expenses (real estate taxes and operating expenses) over a base year. Leases may also provide for improvement allowances for all or a portion of the tenant's initial construction of its premises. The following table sets forth as of December 31, 1999 lease expirations for each of the next ten years, assuming tenants do not exercise any renewal options:

                                                                         ANNUAL BASE RENT
                                                                        OF EXPIRING LEASES
                                         LEASABLE     PERCENTAGE        ------------------
                         NUMBER OF     SQUARE FEET     OF TOTAL                         PER
                         EXPIRING      OF EXPIRING      LEASED                        SQUARE
         YEAR             LEASES         LEASES       SQUARE FEET       TOTAL          FOOT
         ----             ------         ------       -----------       -----          ----
         2000........       62           211,055           6%       $ 3,583,720     $  16.98
         2001........       58           785,474          23%        15,185,385        19.33
         2002........       28           205,820           6%         4,039,558        19.62
         2003........       51           928,401          28%        17,692,938        19.05
         2004........       18           294,474           9%         5,766,837        19.58
         2005........       14           456,367          14%        10,030,521        21.98
         2006........       12           183,307           5%         4,269,990        23.29
         2007........        6            39,868           1%           988,924        24.80
         2008........        5            34,938           1%           935,528        26.79
         2009........        3            60,167           2%         1,600,814        26.61

No tenant in the Wellsford/Whitehall portfolio accounts for more than 7% of 1999 rental revenues.

WELLSFORD CAPITAL
Wellsford Capital owned the following commercial properties at December 31, 1999:

                                                           LEASABLE
                                                           BUILDING        YEAR         NUMBER
                                                             SQUARE    CONSTRUCTED/       OF
     PROPERTY             TYPE            LOCATION           FEET      REHABILITATED    TENANTS   OCCUPANCY
     --------             ----            --------           ----     -------------     -------   ---------
Hoes Lane ........     Office         Piscataway, NJ         37,632        1987           12        100%
Bradford Plaza ...     Retail         West Chester, PA      123,885        1990           16         82%
Chestnut Street ..     Office         Philadelphia, PA       50,053     1857/1990          7         91%
Keewaydin Drive ..     Industrial     Salem, NH             125,230        1973            3         49%
Turnpike Street ..     Industrial     Canton, MA             43,160        1980            2        100%
Two Executive ....     Office         Cherry Hill, NJ       102,310        1970           11         60%
Bay City Holdings      Office         Santa Monica, CA      114,375        1985           23         91%
                                                            -------                       --
1999 TOTAL/AVERAGE                                          596,645                       74         76%
                                                            =======                       ==         ==
1998 TOTAL/AVERAGE                                          596,645                                  80%
                                                            =======                                  ==


                                                   BASE        ESCALATED      MARKET
                                                 RENT PER      RENT PER      RENT PER
                   PRINCIPAL      LEASE           SQUARE        SQUARE        SQUARE
     PROPERTY       TENANTS    EXPIRATION          FOOT          FOOT          FOOT*      ENCUMBRANCES
     --------       -------    ----------          ----          ----          -----      ------------
Hoes Lane ........     A      March 2004        $   14.20     $   15.70     $   16.50     $ 1,340,000
Bradford Plaza ...     B      June 2011             10.80         13.00         13.00       8,400,000
Chestnut Street ..     C      December 2001         13.30         15.60         14.50       2,000,000
Keewaydin Drive ..     D      January 2004           5.70          7.50          7.25       2,420,000
Turnpike Street ..     E      January 2001           7.10         11.50          9.50       1,940,000
Two Executive ....     F      March 2007            12.10         12.30         14.50       2,300,000
Bay City Holdings      G      June 2010             16.10         19.10         25.00       9,600,000
                                                                                          -----------
1999 TOTAL/AVERAGE ........................     $   10.70     $   13.40     $   13.90     $28,000,000
                                                =========     =========     =========     ===========
1998 TOTAL/AVERAGE ........................     $    9.51     $   11.33                   $28,000,000
                                                =========     =========                   ===========

----------

Legend:  Principal Tenants
--------------------------
A .. Innovex-DAS, Inc. (13,645 square feet)
B .. Fleming Foods and CVS (42,616 square feet)
C .. Kittredge Donley (14,449 square feet)
D .. New Hampshire College (27,555 square feet)
E .. Techmar Communications (22,918 square feet)
F .. Computer Learning Center (20,983 square feet)
G .. Santa Monica Malibu School District (42,597 square feet)

*Company's internal judgement as to specific property market rent per square foot as of December 31, 1999.


The average lease term of the tenants' leases is approximately 6.9 years. Leases typically provide for step-ups in base rent periodically over the term of a lease and pass throughs to tenants of their pro rata share of increases in certain expenses (real estate taxes and operating expenses) over a base year. Leases may also provide for improvement allowances for all or a portion of the tenant's initial construction of its premises. The following table, as of December 31, 1999, details lease expirations for each of the next ten years, assuming tenants do not exercise any renewal options:


                                                                         ANNUAL BASE RENT
                                                                        OF EXPIRING LEASES
                                        LEASABLE      PERCENTAGE        ------------------
                         NUMBER OF     SQUARE FEET     OF TOTAL                         PER
                         EXPIRING      OF EXPIRING      LEASED                        SQUARE
         YEAR             LEASES         LEASES       SQUARE FEET       TOTAL          FOOT
         ----             ------         ------       -----------       -----          ----
         2000........       12            24,773           6%        $  411,042    $   16.59
         2001........       11            69,971          16%         1,072,238        15.32
         2002........       25           112,577          25%         1,462,953        13.00
         2003........        9            43,713          10%           475,082        10.87
         2004........        5            47,275          10%           562,426        11.90
         2005........        3            20,511           5%           280,075        13.65
         2006........       --              --           --                --           --
         2007........        3            37,990           8%           465,099        12.24
         2008........       --              --           --                --           --
         2009........       --              --           --                --           --

No tenant in the Wellsford Capital portfolio accounts for more than 6.8% of 1999 rental revenues.

WELLSFORD DEVELOPMENT
The Company owned the following multifamily properties at December 31, 1999:

                                                                                   AVERAGE RENT
          PROPERTY              LOCATION     UNITS   YEAR CONSTRUCTED   OCCUPANCY     PER UNIT     ENCUMBRANCE
          --------              --------     -----   ----------------   ---------     --------     -----------
Blue Ridge ..................  Denver, CO      456        1997             86%         $1,089      $33,762,792
Red Canyon ..................  Denver, CO      304        1998             85%          1,235       26,683,184
Sonterra ....................  Tucson, AZ      344        1995             96%            704       16,113,953
                                             -----                                                 -----------
           1999 TOTAL/AVERAGE                1,104                         89%         $1,001      $76,559,929
                                             =====                         ==          ======      ===========
           1998 TOTAL/AVERAGE                1,104                         92%         $  984      $77,421,790
                                             =====                         ==          ======      ===========

The average lease term of the tenants' leases range from six to fourteen months. Security deposits are generally required for all leases.

The Company is developing three additional phases at its property in Denver, Colorado, which will include an additional 1,040 units. The Silver Mesa phase, which consists of 264 units, is expected to be completed July 2000. Development of the fourth phase, Green River, has begun and will include 424 units to be completed in the fourth quarter of 2001. Development of the fifth phase, Gold Peak, will include approximately 352 units and is expected to be completed in the fourth quarter of 2002. Estimated total construction costs for these three phases is approximately $137,000,000.

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Company nor Wellsford/Whitehall are presently defendants in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its other equity investments other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION
------------------

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The high and low sales prices for the common shares on the American Stock Exchange and the dividends declared for the years ended December 31, 1999 and 1998 are as follows:

                                               COMMON SHARES
                                         ---------------------------
         1999                            HIGH       LOW    DIVIDENDS
         ----                            ----       ---    ---------
         1st Quarter..................  $10.50     $8.50      None
         2nd Quarter..................  $12.25     $7.88      None
         3rd Quarter..................  $10.75     $7.75      None
         4th Quarter..................  $ 9.38     $7.63      None

                                               COMMON SHARES
                                         ---------------------------
         1998                            HIGH       LOW    DIVIDENDS
         ----                            ----       ---    ---------
         1st Quarter..................  $15.63    $13.25      None
         2nd Quarter..................  $15.38    $13.00      None
         3rd Quarter..................  $14.88    $ 9.00      None
         4th Quarter..................  $10.50    $ 6.75      None

HOLDERS
-------

The approximate number of holders of record of the common shares and Class A common shares (collectively, "Common Shares" or " Common Stock") were 2,773 and 1, respectively, as of December 31, 1999.

DIVIDENDS
---------

The Company did not declare or distribute any dividends during 1999, 1998 or 1997. The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate, for reinvestment, cash flow from investments, disposition of investments and other business activities.

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

  SUMMARY CONSOLIDATED STATEMENT OF
          OPERATIONS DATA                               FOR THE YEARS ENDED DECEMBER 31,
          ---------------                     ----------------------------------------------------
                                              1999            1998            1997            1996
(in thousands, except per share data)         ----            ----            ----            ----
Revenues ............................       $ 30,170        $ 26,154        $  9,070        $   757
Expenses ............................        (28,981)        (17,383)         (3,819)          --
Income from joint ventures ..........          9,622           3,523              15           --
                                            --------        --------        --------        -------
Income before taxes .................       $ 10,811        $ 12,294        $  5,266        $   757
                                            ========        ========        ========        =======
Net income ..........................       $  8,861        $  9,444        $  3,053        $   757
                                            ========        ========        ========        =======
Net income per common share, basic ..       $   0.43        $   0.47        $   0.18        $  0.04
                                            ========        ========        ========        =======
Net income per common share, diluted        $   0.43        $   0.46        $   0.18        $  0.04
                                            ========        ========        ========        =======
Cash dividends declared per common
   share ............................       $   --          $   --          $   --          $  --
                                            ========        ========        ========        =======
Weighted average number of
  common shares outstanding, basic ..         20,642          19,886          16,922         16,912
                                            ========        ========        ========        =======
Weighted average number of
  common shares outstanding, diluted          20,657          20,379          17,348         16,912
                                            ========        ========        ========        =======


SUMMARY CONSOLIDATED STATEMENT OF
        OPERATIONS DATA                                  DECEMBER 31,
        ---------------              -------------------------------------------------------
                                     1999           1998         1997        1996       1995
(in thousands)                       ----           ----         ----        ----       ----
Real estate, at cost .......       $ 159,582     $ 150,322     $ 58,741    $  --      $  --
Accumulated depreciation ...          (6,584)       (2,707)        --         --         --
Notes receivable ...........          37,260       124,706      105,632     17,800       --
Investment in joint ventures         114,390        80,776       44,780       --         --
Total assets ...............         366,331       384,971      249,974     44,760     18,369
Mortgage notes payable .....         119,315       120,177       49,255     14,755     14,755
Credit facility ............            --          17,000        7,500       --         --
Shareholders' equity .......         229,691       231,625      181,158     30,005      3,614

The earnings per share amounts conform with Statement of Financial Accounting Standards No. 128 "Earnings per share". For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
--------

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

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 1999 TO THE YEAR ENDED  DECEMBER 31,
1998

Rental income increased by $4,747,000. This increase is primarily due to a full year of operations during 1999 for assets acquired or put into service during 1998. The seven VLP properties were acquired in February 1998 ($833,000 increase) and Red Canyon was completed and placed into service in November 1998 ($3,818,000 increase).

Interest income decreased by $593,000. This decrease is primarily the result of loans being repaid in part or in full ($2,609,000) and from investments contributed to Belford Capital ($356,000) offset by investments held for a longer period during 1999 than in 1998 ($1,107,000), additional interest and fee income from the Broomfield investment ($1,153,000) and increased income on cash and cash equivalents ($112,000).

Property operating and maintenance expense increased by $1,241,000. This increase is primarily due to a full year of operations during 1999 for assets acquired or put into service during 1998.

Real estate taxes increased by $345,000. This increase is primarily due to a full year of operations during 1999 for assets acquired or put into service during 1998, offset by reduced taxes at certain properties during 1999.

Depreciation and amortization increased by $2,997,000. This increase is primarily due to a full year of operations during 1999 for assets acquired or put in service during 1998 ($1,168,000 increase), as well as increased amortization during 1999 associated with the Company's joint venture investments and deferred financing costs ($249,000 and $639,000 increases, respectively) and the write-down of one of its long-lived assets by $912,000 to its estimated fair value.

Property Management expense increased $175,000. This increase is primarily due to a full year of operations during 1999 for assets acquired or put in service during 1998.

Interest expense increased by $4,799,000. This increase is primarily due to debt that was outstanding for the full year in 1999 and only a partial year during 1998 as well as higher average outstanding balances. The Sonterra at Williams Centre debt was outstanding from February 1998 ($174,000 increase), the mortgage on the VLP properties was secured in October 1998 ($2,025,000 increase), the mortgage on Red Canyon was secured in November 1998 ($1,628,000 increase) and there was a higher average outstanding balance on credit facilities ($1,283,000 increase), offset by additional interest capitalized to the Company's remaining phases at Palomino Park ($268,000).

General and administrative expenses increased by $2,063,000. This increase is primarily due to overhead costs, primarily rent, resulting from the increase in the size of the Company's headquarters, salary increases related to an increased number of employees in Wellsford Capital, as well as an increase in professional fees from costs related to transactions the Company is no longer pursuing.

Gain on sale of investments in 1998 results from the sale of certain notes receivable acquired in the VLP merger.

Income from joint ventures increased by $6,099,000. This increase is primarily due to the Company's proportionate share of the increase in gains of $5,339,000 on the sale of assets from Wellsford/Whitehall, in excess of 1998 share of gains, plus growth from the Liberty Hampshire/Belford Capital Joint Venture investments ($2,006,000 increase) offset by a decrease in the Company's proportionate share of Wellsford/Whitehall operating income ($968,000 decrease).

The income tax provision decreased $900,000. This decrease is primarily the result of lower pretax income, a reduction of the valuation allowance attributable to the utilization of available net operating loss carryforwards, and a lower effective state and local tax rate.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 1998 TO THE YEAR ENDED  DECEMBER 31,
1997

Rental income increased by $11,800,000. This increase is a result of the acquisition of properties in connection with the VLP Merger in February 1998 ($4,700,000 increase), the completion of Blue Ridge ($5,300,000 increase) and Red Canyon ($400,000 increase) (Phases I and II of the Company's Palomino Park development) in December 1997 and November 1998, respectively, and the acquisition of Sonterra at Williams Centre in January 1998 ($2,700,000 increase), net of the decrease associated with the contribution of all of the Company's then owned commercial properties to Wellsford/Whitehall in August 1997.

Interest income increased by $5,100,000. This increase is primarily a result of the acquisition of approximately $157,500,000 in notes receivable during the period from April 1997 through December 1998 bearing interest at rates between LIBOR + 2.00% and approximately LIBOR + 6.00% offset by the repayment of $60,000,000 of notes receivable during this period.

Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $2,500,000, $1,100,000, $2,900,000, and $500,000, respectively. These increases are a result of the factors which affected rental income, as described above.

Interest expense increased by $4,600,000 as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds on or after December 31, 1997. All of the interest on the Company's debt prior to December 31, 1997 was capitalized to the Company's Palomino Park development.

General and administrative expense increased by $1,900,000. This increase is a result of the Company commencing operations subsequent to the Spin-off in May 1997, as well as the Company's growth over the last year.

Gain on sale of investments results from the sale of certain notes receivable acquired in the VLP Merger.

Income from joint ventures increased by $3,500,000. This increase is a result of the Wellsford/Whitehall joint venture transaction in August 1997, the Creamer Vitale Wellsford joint venture transaction in January 1998 and the Liberty Hampshire joint venture transaction in July 1998.

Minority interest is a result of EQR's 20% interest in the Company's Palomino Park development, as well as certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998 for approximately $1,100,000.

The income tax provision increased $600,000 as a result of the increase from approximately $4,200,000 of taxable income during the period from the Spin-off through December 31, 1997 to approximately $12,300,000 of taxable income during the year ended December 31, 1998, net of the effects of the utilization of the net operating loss carry forwards acquired in the VLP Merger ($2,200,000).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms. The Company utilized approximately $20,589,000 of available cash and cash equivalents to purchase 2,573,632 shares of its outstanding common stock from an institutional investor on February 25, 2000.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture capital requirements by long-term borrowings, through available cash, the issuance of debt and the offering of additional debt and equity securities.

RECURRING AND NON-RECURRING CAPITAL EXPENDITURES

WELLSFORD DEVELOPMENT

Regarding the Company's Blue Ridge (456 units), Red Canyon (304 units) and Sonterra at Williams Centre (344 units) properties, the Company expects to incur approximately $134 per unit in apartment preparation costs between tenant leases during the year ending December 31, 2000 which will be charged to property operations.

The estimated total costs of the remaining three multifamily development phases at Palomino Park and related infrastructure costs at completion of these phases, including the Company's gross investment, which is included in construction in progress on the Company's consolidated financial statements, of approximately $30,748,000 at December 31, 1999 are as follows:

                                                    ESTIMATED           ESTIMATED
                    NAME              UNITS        TOTAL COST        COMPLETION DATE
                    ----              -----        ----------        ---------------
         Phase III ("Silver Mesa") .   264      $   40,000,000          July 2000
         Phase IV ("Green River") ..   424          55,000,000      Fourth Quarter 2001
         Phase V ("Gold Peak") .....   352          42,000,000      Fourth Quarter 2002
                                     -----      --------------
                                     1,040      $  137,000,000
                                     =====      ==============

The third and fourth phases of this project are being constructed pursuant to fixed-price contracts. The Company is committed to purchase 100% of the improvements upon completion and the achievement of certain occupancy levels of these phases. In addition, the Company is obligated to fund the first 20% of construction costs on these phases as they are incurred.

WELLSFORD CAPITAL

The  Company  expects  to  incur  approximately   $1,730,000  of  total  capital
expenditures with respect to the seven VLP properties during the year ending December 31, 2000 as follows:

                                        AMOUNT       PER SQUARE FOOT
                                        ------       ---------------
         Maintenance capital ...... $     611,000       $   1.02
         Tenant improvements ......       796,000           1.33
         Leasing commissions ......       323,000           0.54
                                    -------------       --------
                                    $   1,730,000       $   2.89
                                    =============       ========

WELLSFORD/WHITEHALL

In connection with its fully operational properties, Wellsford/Whitehall expects to incur approximately $28,714,000 of capital expenditures during the year ending December 31, 2000 as follows:

                                        AMOUNT       PER SQUARE FOOT
                                        ------       ---------------
         Maintenance capital ......   $13,427,000        $   3.45
         Tenant improvements ......    11,257,000            2.90
         Leasing commissions ......     4,030,000            1.04
                                      -----------        --------
                                      $28,714,000        $   7.39
                                      ===========        ========

Wellsford/Whitehall is currently involved in several projects to renovate, expand or reposition certain of its properties. For the year ending December 31, 2000, Wellsford/Whitehall expects to incur approximately $36,933,000 in connection with these projects.

To the extent that cash flows from operations and borrowings from financial institutions are not available to finance such capital projects, the Company will be required to provide approximately 20% of unfunded costs under the existing agreement with Whitehall.

OTHER CAPITAL COMMITMENTS

At December 31, 1999, the Company had the following discretionary capital commitments. Draws under the Abbey Credit Facility and Safeguard Credit Facility require additional collateral to be made available to the Company which is subject to the Company's approval. Capital calls related to investments to be made by the Company's joint ventures are also subject to the Company's approval of such investments. At December 31, 1999, discretionary capital commitments are as follows:

                    COMMITMENT                  AMOUNT
                    ----------                  ------
         Abbey Credit Facility .........    $ 8,980,000
         Safeguard Credit Facility .....     17,100,000
         Wellsford/Whitehall equity ....     12,231,000
         Creamer Vitale Wellsford equity     13,608,000
         Reis ..........................      1,500,000

RESOURCES

The Company has the option to put to an affiliate of EQR until May 30, 2000, up to $25,000,000 of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment"). If at May 30, 2000, the affiliate of EQR has purchased less than $25,000,000 of Series A Preferred, it has the option to call the remainder of the $25,000,000 not purchased prior to that time. The Company expects EQR to purchase the full amount of the Series A Preferred.

In May 1999, the Company modified the $50,000,000 secured loan facility from Fleet National Bank and MGT (the "WRP Bank Facility") to extend the maturity date to May 2000. The modified WRP Bank Facility bears interest at LIBOR + 1.75% and the Company is obligated to pay a fee equal to three-eighths of one percent (0.375%) per annum on the average daily amount of the unused portion of the WRP Bank Facility until maturity. As of December 31, 1999, there was no outstanding balance under the WRP Bank Facility.

The WRP Bank Facility contains various customary loan covenants. The WRP Bank Facility also limits the amount of undeveloped land the Company may hold. The Company does not expect to borrow funds under this facility prior to its expiration.

In January 1999, a wholly-owned subsidiary of the Company obtained a $35,000,000 secured loan facility (the "Wellsford Finance Facility") from Fleet National Bank, as agent, which can potentially be increased to $50,000,000 to finance note receivable investments under its debt program. The Wellsford Finance Facility bears interest at LIBOR + 2.75% and has a term of three years. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Facility until maturity. The facility contains various loan covenants including covenants which are restrictive under existing competitive market conditions. Accordingly, the facility terms require modification for the Company to fully utilize the facility. As of December 31, 1999, there was no outstanding balance under the Wellsford Finance Facility.

In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20%. Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall. As of December 31, 1999 and 1998, approximately $238,700,000 and $276,200,000, respectively, was outstanding under the Wellsford/Whitehall Bank Facility (approximately $177,300,000 and $207,300,000, respectively, of which was under the senior facility). At December 31, 1999, Wellsford/Whitehall expected to borrow an additional $8,000,000 for tenant improvements and leasing commissions through March 31, 2000, when the ability to draw on this facility expires under the current terms of the Bank Facility. The Bank Facility contains certain financial covenants including limitations on distributions to members.

Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, with operating cash flow from its properties, proceeds from financings of unencumbered properties, proceeds from any asset sales, the remaining commitment of the Wellsford/Whitehall Bank Facility and equity contributions from the owners of Wellsford/Whitehall. At December 31, 1999 the Company's unfunded capital commitment is approximately $12,231,000 and the Whitehall unfunded capital commitment is approximately $63,396,000.

CASH FLOWS
----------

1999 CASH FLOWS

Cash flow provided by operating activities of $13,857,000 primarily consists of net income of $8,861,000 plus (i) depreciation and amortization of $5,937,000 and (ii) amortization of deferred compensation of $848,000, offset by undistributed joint venture income of $675,000, increases in restricted cash of $459,000 and prepaid and other assets of $498,000 and a decrease in accrued expenses and other liabilities of $297,000.

Cash flow provided by investing activities of $40,834,000 consists of repayments of notes receivable of $112,741,000, the proceeds from sale of real estate assets of $7,238,000 and returns of capital from joint ventures of $6,091,000, offset by additional investments in (i) notes receivable of $49,295,000, (ii) real estate assets of $18,975,000 and (iii) capital contributions to joint ventures of $16,968,000.

Cash flow used in financing activities of $30,072,000 primarily consists of (i) repayment of credit facilities of $54,000,000, (ii) the repurchase of common shares of $12,209,000 and (iii) repayment of mortgage notes payable of $862,000, offset by borrowings from credit facilities of $37,000,000.

1998 CASH FLOWS

Cash flow provided by operating activities of $7,005,000 primarily consists of net income of $9,444,000 plus depreciation and amortization of $3,034,000, an increase in accrued expenses and other liabilities of $4,031,000 and share grants of $775,000, offset by an increase in prepaid and other assets of $6,525,000 and undistributed joint venture income of $3,515,000.

Cash flow used in investing activities of $107,115,000 consists of additional investments in (i) real estate assets of $125,514,000, (ii) notes receivable of $67,230,000 and (iii) joint ventures of $33,512,000, offset by proceeds from the sale of real estate of $64,133,000 and repayments of notes receivable of $55,009,000.

Cash flow provided by financing activities of $80,337,000 primarily consists of proceeds from (i) credit facility of $86,500,000 and (ii) mortgage notes payable of $71,400,000 offset by repayments of (i) credit facilities of $77,000,000 and
(ii) mortgage notes payable of $478,000.

1997 CASH FLOWS

Cash flow provided by operating activities of $6,005,000 primarily consists of net income of $3,053,000 plus additional accrued expenses and other liabilities of $7,116,000 and share grants of $897,000, offset by decreases in (i) prepaid and other assets of $3,164,000 and (ii) restricted cash of $2,176,000.

Cash flow used in investing activities of $156,912,000 consists of investments in (i) notes receivable of $162,846,000, (ii) real estate assets of $85,552,000 and (iii) joint ventures of $13,955,000, offset by repayments of notes receivable of $105,441,000.

Cash flow provided by financing activities of $180,802,000 consists of proceeds from (i) common shares issued of $121,695,000, (ii) credit facilities of $64,400,000, (iii) mortgage notes payable of $34,500,000, (iv) the bridge loan of $6,000,000 and (v) equity contributions of $17,108,000, offset by repayments of (i) credit facilities of $56,900,000 and (ii) the bridge loan of $6,000,000.

See the accompanying consolidated statements of cash flows included in the consolidated financial statements for a reconciliation of the Company's cash position for the years described therein.

INFLATION
---------

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

YEAR 2000
---------

During 1999, the Company developed a plan to modify its information technology ("IT"), primarily its accounting software, to recognize the year 2000 ("Y2K"). A Y2K compliant version of the accounting software was obtained, along with certain upgraded computer equipment to accommodate the new software. The Company completed the installation and testing of the new system software and hardware during the fourth quarter of 1999. Total project costs were approximately $100,000 which were funded from operations.

The  Company  also  had  extensive  discussions  with its  third-party  property
management   companies  (the  "Managers")  to  ensure  that  those  parties  had appropriate plans to allay any Y2K issues that may impact the

Company's operations. These issues included both accounting/management software and non-IT systems such as fire safety, security and elevator systems. Wellsford/Whitehall, Wellsford Capital and Wellsford Development, which constitute all of the Company's property operations, had completed their analyses of such systems by September 30, 1999 and determined that no material adverse consequences were likely to result from their Y2K issues. Under the most reasonably likely worst case scenario, wherein the Managers failed to update their software and non-IT systems, the Company had the ability to convert its accounting and management systems to a spreadsheet-based system on a temporary basis and to utilize its building engineers to manually override any non-IT systems which fail.

Furthermore, the Company had contacted its key vendors, tenants, banks, joint venture partners, creditors, and debtors and had obtained Y2K compliance certification (either verbal or written) from the majority of them.

Subsequent to December 31, 1999, the Company did not encounter any Y2K related problems from its accounting software or hardware, from the operations of its properties, or from other companies on which the Company's systems and operations rely, primarily its banks, payroll processing company, joint venture partners, creditors, and debtors.

NET CASH FLOW
-------------

The Company considers Net Cash Flow to be an important measure of its performance, to be considered in addition to Net Income predicated on generally accepted accounting principles. Net Cash Flow, for the Company's purposes, represents net income, plus depreciation and amortization on real estate assets, and depreciation and amortization from unconsolidated partnerships and joint ventures. Included in such cash flow is the Company's share of undistributed cash retained by the unconsolidated partnerships and joint ventures for continuing investment in lieu of future fundings. Net Cash Flow should not be considered a replacement for Net Income as an indicator of the Company's operating performance and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles Net Income and Net Cash Flow:


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                 1999           1998            1997
                                                 ----           ----            ----
Net income ..............................    $ 8,860,801    $ 9,443,756    $ 3,053,077
Add:
Depreciation and amortization ...........      5,384,782      3,115,555        259,731
Share of JV depreciation and amortization      5,238,357      3,564,206        611,144
                                             -----------    -----------    -----------
Net Cash Flow ...........................    $19,483,940    $16,123,517    $ 3,923,952
                                             ===========    ===========    ===========

----------

         Note: The number of shares that should be used for determining Net Cash Flow per share, basic and diluted, are the same number of shares used for Net Income per share, basic and diluted.

Below are the Company's cash flows provided by operating activities as disclosed in the Consolidated Statements of Cash Flows:


                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                    1999           1998            1997
                                    ----           ----            ----
         Operating activities    $13,856,594    $ 7,004,813    $ 6,005,116
                                 ===========    ===========    ===========

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks associated with equity investments in and with third parties: illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions.

The Company had investments in $12,151,000 of LIBOR-based instruments and $42,755,000 of LIBOR and other variable rate based financings as of December 31, 1999. The Company had investments in $25,000,000 of fixed rate instruments and has $76,560,000 of fixed rate financings as of December 31, 1999. These exposures substantially offset one another as a one-percent increase in the base rates used to determine the interest rates of both the variable rate notes receivable and debt would result in a net decrease in the Company's net income of $306,000 ($0.01 per diluted share).

The Company had investments in $67,028,000 of LIBOR-based instruments and $59,755,000 of LIBOR and other variable rate based financings as of December 31, 1998. The Company had investments in $57,678,000 of fixed rate instruments and $77,422,000 of fixed rate financings as of December 31, 1998. These exposures substantially offset one another as a one-percent increase in the base rates used to determine the interest rates of both the variable rate notes receivable and debt would result in a net increase in the Company's net income of $73,000 (no change in the per share amount).

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, their ages and their positions are as follows:


              Name                       Age               Positions and Offices Held
              ----                       ---               --------------------------
Jeffrey H. Lynford.................     52.....    Chairman of the Board, Secretary and Director***
Edward Lowenthal...................     55.....    President, Chief Executive Officer and Director**
Rodney F. Du Bois..................     64.....    Vice Chairman, Chief Financial Officer and Director**
James J. Burns.....................     60.....    Senior Vice President, Chief Accounting Officer
David M. Strong....................     41.....    Vice President for Development
Douglas Crocker II.................     59.....    Director***
Richard S. Frary...................     52.....    Director*
Mark S. Germain....................     49.....    Director***
Frank J. Hoenemeyer................     80.....    Director*
Frank J. Sixt......................     48.....    Director*

----------

*........Term expires 2000.
**.......Term expires 2001.
***......Term expires 2002.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors", "Executive Officers", and "Key Employees" of the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Executive Compensation", "Compensation of Directors", "Board Committees", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      (1)      FINANCIAL STATEMENTS

                  The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                  Consolidated Balance Sheets as of December 31, 1999 and 1998.

                  Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements.

                  Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes.

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

         (3)      EXHIBITS

         (a)      EXHIBIT NO.       DESCRIPTION+++
                  -----------       -----------

       3.1     Articles of Amendment and Restatement of the Company.****
       3.2 Articles Supplementary Classifying 350,000 Shares of Common Stock as Class A Common Stock.****
       3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock.****
       3.4     Bylaws of the Company.****
       4.1     Specimen certificate for Common Stock.***
       4.2     Specimen certificate for Class A Common Stock.****
       4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock.****
       4.4 Warrant Agreement, dated as of August 28, 1997, between the Company and United States Trust Company of New York, as warrant agent, and Warrant Certificate No. 1 of the Company for 5,000,000 Warrants registered in the name of WHWEL Real Estate Limited Partnership.+

     -----------       -----------

        4.41 Amendment No. 2 to the Warrant Agreement dated as of August 28, 1997 by and between Wellsford Real Properties, Inc. and United States Trust Company, dated as of May 28, 1999.
        4.42   Warrant Agreement by and between Wellsford Real Properties,  Inc.
               and United States Trust Company, dated as of May 28, 1999.
        4.43   Registration  Rights  Agreement  by and  between  Wellsford  Real
               Properties, Inc. and W/W Group Holdings, L.L.C., dated as of May 28, 1999.
        4.44 Letter Agreement dated May 28, 1999 between WHWEL Real Estate Limited Partnership and Wellsford Real Properties, Inc., confirming that Wellsford Real Properties, Inc. will exchange shares of its stock for Excess Membership Units held by WHWEL.
        4.5 Registration Rights Agreement, dated as of February 23, 1998, among the Company and Franklin Mutual Advisors, Inc. and Angelo Gordon & Co., L.P.+
        10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon.*
        10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon.****
        10.3 Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., Wellsford Residential Property Trust, Al Feld and The Feld Company, dated May 29, 1997, relating to Red Canyon.****
        10.4 Assignment and Assumption of Tri-Party Agreement by and among Wellsford Residential Property Trust, ERP Operating Limited Partnership, Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., The Feld Company, Al Feld and NationsBank of Texas, N.A. dated May 30, 1997, relating to Red Canyon.****
        10.5 Agreement and Acknowledgment Regarding Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp. and ERP Operating Limited Partnership dated May 30, 1997, relating to Red Canyon.****
        10.6 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park.*
        10.7 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000.**
        10.8 Letter of Credit Reimbursement Agreement, dated as of December 1, 1995, between PPPIC, Wellsford Residential Property Trust and Dresdner Bank AG, New York Branch.**
        10.9 First Amendment to Letter of Credit Reimbursement Agreement, dated as of May 30, 1997, between PPPIC, Wellsford Residential Property Trust, Dresdner Bank AG, New York Branch and the Company.****
        10.10 Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****

     -----------       -----------

        10.11 Assignment and Assumption Agreement by and between Wellsford Residential Property Trust and the Company, dated as of May 30, 1997.****
        10.12 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
        10.13 Reimbursement and Indemnification Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park.****
        10.14 Guaranty by ERP Operating Limited Partnership for the benefit of Dresdner Bank AG, New York Branch, dated as of May 30, 1997, relating to Palomino Park.****
        10.15 Amended and Restated Promissory Note of the Company to the order of Dresdner Bank AG, New York Branch, dated May 30, 1997, relating to Palomino Park.****
        10.16 Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997.****
        10.17  Registration  Rights Agreement by and between the Company and ERP
               Operating Limited Partnership dated as of May 30, 1997.****
        10.18  Credit  Agreement,  dated as of April 25, 1997, by and among Park
               Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, Other Banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
        10.19 Assignment of Member's Interest, dated as of April 25, 1997, by PAFC Management, Inc. and Stanley Stahl to The First National
               Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company, LLC).**
        10.20 Assignment of Member's Interest, dated as of April 25, 1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue, LLC).**
        10.21 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation).**
        10.22 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.).**
        10.23 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.).**
        10.24 Conditional Guaranty of Payment and Performance, dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue.**
        10.25 Cash Collateral Account Security, Pledge and Assignment Agreement, dated as of April 25, 1997, by and among 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue.**

     -----------       -----------

        10.26 Recognition Agreement, dated as of April 25, 1997, by and among The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue.**
        10.27 Intercreditor Agreement, dated as of April 25, 1997, between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue.**
        10.28 Assignment and Acceptance Agreement, dated June 19, 1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue.****
        10.29 Revolving Credit Agreement by and among the Company, BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997.****
        10.30 Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent.****
        10.31 Assignment of Common Stock Agreements, dated as of May 30, 1997, between the Company and BankBoston, as agent.****
        10.32 Collateral Assignment of Documents, Rights and Claims (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent.****
        10.33 First Amended and Restated Loan Agreement, dated as of July 16, 1998 (the "First Amended and Restated Loan Agreement"), among Wellsford/Whitehall Holdings, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.++
        10.34 Form of promissory note payable to the order of eight lenders by Wellsford/Whitehall Properties, L.L.C. under the First Amended and Restated Loan Agreement. ++
        10.35 Amended and Restated Assignment of Member's Interest under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C. to BankBoston, as Agent. ++
        10.36  Amended and Restated Cash  Collateral  Agreement  under the First
               Amended and Restated Loan Agreement, dated as of July 16, 1998, by and among Wellsford/Whitehall Holdings, L.L.C., WASH Manager L.L.C., Wells Avenue Holdings L.L.C. and BankBoston, as Agent. ++
        10.37 Indemnity Agreement Regarding Hazardous Materials under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston. ++
        10.38 Conditional Guaranty of Payment under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++

     -----------       -----------

        10.39 Indemnity and Guaranty Agreement under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited
               Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks. ++
        10.40 Mezzanine Loan Agreement, dated as of July 16, 1998 (the "Mezzanine Loan Agreement"), among Wellsford/Whitehall Holdings II, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent. ++
        10.41 Form of promissory note payable to the order of five lenders by Wellsford/Whitehall Properties II, L.L.C. under the Mezzanine Loan Agreement. ++
        10.42 Assignment of Member's Interest under the Mezzanine Loan Agreement, dated as of July 16, 1998, between Wellsford/Whitehall Properties II, L.L.C. and BankBoston, as Agent. ++
        10.43 Indemnity Agreement Regarding Hazardous Materials under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston. ++
        10.44 Nomura Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
        10.45 Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
        10.46 Indemnity and Guaranty Agreement under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks. ++
       10.461 First Amendment to Mezzanine Loan Agreement, dated as of May 28, 1999 by and among Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, Wellsford Real Properties, Inc., Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII, Whitehall Street Real Estate Limited Partnership VIII, Wells Avenue Holdings, L.L.C., Wash Manager L.L.C., BankBoston, N.A., Goldman Sachs Mortgage Company, BHF-Bank Aktiengesellschaft, Morgan Stanley Senior Funding Inc., and PAM Capital Funding LP.

     -----------       -----------

       10.462 Contribution Agreement, dated as of February 12, 1998, among Saracen Properties, Inc., Saraceno Holding Trust General Partnership, Dominic J. Saraceno, 150 Wells Avenue Realty Trust, River Park Realty Trust, Seventy Wells Avenue LLC, Newton Acquisition LLC I, Saracen Portland L.L.C., KSA Newton
               Acquisition   Limited  Partnership  II  and  KSA  Newton  Limited
               Partnership I, as Contributor, and Wellsford/Whitehall Properties, L.L.C., as Contributee.++++
        10.47 $50 million Revolving Credit Agreement, dated as of January 12, 1999, among Wellsford Finance, Inc., as Borrower, and BankBoston and Other Banks, as Lender, and BankBoston, as Agent. ++
        10.48 $50 million promissory note, dated January 12, 1999, payable to BankBoston by Wellsford Finance, Inc. ++
        10.49 Collateral Assignment of Documents, Rights and Claims, dated January 12, 1999, from Wellsford Finance, Inc. to BankBoston, as Agent.++
        10.50  Limited    Liability     Company    Operating     Agreement    of
               Wellsford/Whitehall Group, L.L.C., dated as of May 28, 1999.
        10.51  Letter Agreement,  dated as of July 16, 1998, between the Company and WHWEL Real Estate Limited Partnership, relating to warrants to be issued to WHWEL Real Estate Limited Partnership. ++
        10.52 Fixed Rate Loan Agreement, dated as of August 11, 1998 (the "Fixed Rate Loan Agreement"), by and among First Union Real
               Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, as Agent, and Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders. ++
        10.53 $15 million promissory note, dated August 11, 1998, payable to the order of Wellsford Capital by First Union Real Estate Equity and Mortgage Investments under the Fixed Rate Loan Agreement. ++
        10.54 First Amendment of Fixed Rate Loan Agreement, dated as of January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent. ++
        10.55 Letter dated January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent. ++
        10.56 Revolving Credit Agreement for $70 million, dated as of August 28, 1997, between AP-Anaheim LLC, AP-Arlington LLC, AP-Atlantic LLC, AP-Cityview LLC, AP-Farrell Ramon LLC, AP-Palmdale LLC, AP-Redlands LLC, AP-Victoria LLC, AP-Victorville LLC, and AP-Sierra LLC, each a California limited liability company (collectively, the "Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender.+
        10.57 Amendment to Revolving Credit Agreement, dated as of April 6, 1998, by AP-Diamond Bar LLC, AP-Edinger LLC, AP- Glendora LLC, AP- Anaheim LLC, AP- Arlington LLC, AP- Atlantic LLC, AP-Cityview LLC, AP- Redlands LLC, AP- Palmdale LLC, AP- Farrell Ramon LLC, AP- Sierra LLC, AP- Victoria LLC and AP- Victorville LLC (collectively, the "Amended Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender. ++
        10.58 Loan Participation Agreement, dated as of August 28, 1997, between Morgan Guaranty Trust Company of New York and the Company.+

     -----------       -----------

        10.59 First Amendment to Loan Participation Agreement, dated as of April 7, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital.++
        10.60 $70 million promissory note (the "Promissory Note"), dated August 28, 1997, payable to the order of Morgan Guaranty Trust Company of New York by the Abbey Affiliates.+
        10.61 Amendment to Promissory Note, dated as of April 6, 1998, between the Amended Abbey Affiliates and Morgan Guaranty Trust Company of New York. ++
        10.62 Purchase and Sale Agreement, dated as of September 18, 1997, among the Company, Wellsford Capital Corporation and Whitehall Street Real Estate Limited Partnership VII.++
        10.63 First Amended and Restated Master Credit Agreement, dated December 30, 1997, effective as of July 31, 1997, among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., and BankBoston, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Other Banks, and BankBoston, as Managing Agent and Syndication Agent.+
        10.64 Intercreditor Agreement, dated December 30, 1997, effective as of July 31, 1997, by and between BankBoston, Morgan Stanley Senior Funding, Inc. and the Other Lenders, relating to Woodlands.+
        10.65 $4,186,991.87 Commercial Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Commercial Properties Company, L.P. and The Woodlands Land Development Company, L.P.+
        10.66 $10,813,008.13 Land Company Second Secured Term Loan Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P.+
        10.67 Revolving Credit Agreement, dated as of March 28, 1998, among Safeguard Capital Fund, L.P., as Borrower, and Morgan Guaranty Trust Company of New York, as Lender. ++
        10.68 $90 million promissory note, dated March 28, 1998, payable to Morgan Guaranty Trust Company of New York by Safeguard Capital Fund, L.P. ++
        10.69 Loan Participation Agreement, dated as of December 1, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital. ++
        10.70 Program Agreement for Clairborne Investors Mortgage Program between Creamer Realty Consultants and The Prudential Investment Corporation, dated as of December 10, 1997.+
        10.71 Amended and Restated General Partnership Agreement of Creamer Realty Consultants, dated as of January 1, 1998, by and between Wellsford CRC Holding Corp. and FGC Realty Consultants, Inc.+
        10.72 Limited Liability Company Operating Agreement of Creamer Vitale Wellsford, L.L.C., dated as of January 20, 1998, by and between Wellsford CRC Holding Corp. and SX Advisors, LLC. +
        10.73 Loan Agreement, dated as of February 27, 1998, between Wellsford Sonterra L.L.C., as Borrower, and Nationsbank, N.A., as Lender.+
        10.74 $16,400,000 promissory note, dated February 27, 1998, payable to the order of NationsBank, N.A., by Wellsford Sonterra, L.L.C.+

     -----------       -----------

        10.75 Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated February 27, 1998 by Wellsford Sonterra, L.L.C. in favor of NationsBank, N.A.+
        10.76 $34,500,000 Multifamily Note, dated December 24, 1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C.+
        10.77 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation.+
        10.78 $28 million secured promissory note, dated October 22, 1998, payable to the order of Lehman Brothers Holdings Inc. by Wellsford Capital Properties, L.L.C. ++
        10.79 Conditional Guarantee, dated as of October 22, 1998, by Wellsford Capital in favor of Lehman Brothers Holdings Inc. ++
        10.80 Mortgage and Security Agreement, dated as of October 22, 1998, by Wellsford Capital Properties, L.L.C. to Lehman Brothers Holdings Inc. ++
        10.81  1998 Management Incentive Plan of the Company. ++
        10.82  1997 Management Incentive Plan of the Company.**
        10.83  Rollover Stock Option Plan of the Company.**
        10.84  Employment   Agreement   between   the  Company  and  Jeffrey  H.
               Lynford.****
        10.85  Employment    Agreement    between   the   Company   and   Edward
               Lowenthal.****
        10.86  Employment   Agreement   between   the   Company   and  David  M.
               Strong.****
        10.87  Employment Agreement between the Company and Rodney F. Du Bois.
        10.88  Employment Agreement between the Company and James J. Burns.
        21.1   Subsidiaries of the Registrant.
        27.1   Financial Data Schedule.
        99.1 "Risk Factors" section of the Company's Registration Statement on Form S-11 (file no. 333-32445), as may be amended.

----------
*    Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
**** Previously filed as an exhibit to the Form S-11 filed on July 30, 1997. *****Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on
     November 14, 1997.
+    Previously filed as an exhibit to the Form 8-K filed on September 11, 1997.
++   Previously filed as an exhibit to the Form 8-K filed on September 23, 1997.
+++  Wellsford  acquired  its  interest  in  a  number  of  these  documents  by assignment.
++++ Previously filed as an exhibit to the Form 8-K filed on April 28, 1998.
+    Previously filed as an exhibit to the Form 10-K filed on March 31, 1998.
++   Previously filed as an exhibit to the Form 10-K filed on March 31, 1999.

(b) During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

     None.

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

                         WELLSFORD REAL PROPERTIES, INC.

                             By: /s/ James J. Burns
                                 -----------------------------------------------
                                 James J. Burns
                                 Senior Vice President, Chief Accounting Officer

Dated: March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                            TITLE                                 DATE
           ----                            -----                                 ----
/s/ Jeffrey H. Lynford        Chairman of the Board, Secretary and           March 17, 2000
------------------------      Director
(Jeffrey H. Lynford)

/s/ Edward Lowenthal          President, Chief Executive Officer and         March 17, 2000
------------------------      Director (Principal Executive Officer)
(Edward Lowenthal)

/s/ Rodney F. Du Bois         Vice Chairman, Chief Financial Officer         March 17, 2000
------------------------      and Director
(Rodney F. Du Bois)

/s/ Mark S. Germain           Director                                       March 17, 2000
------------------------
(Mark S. Germain)

/s/ Frank J. Hoenemeyer       Director                                       March 17, 2000
------------------------
(Frank J. Hoenemeyer)

/s/ Frank J. Sixt             Director                                       March 17, 2000
------------------------
(Frank J. Sixt)

/s/ Douglas Crocker II        Director                                       March 17, 2000
------------------------
(Douglas Crocker II)

/s/ Richard S. Frary          Director                                       March 17, 2000
------------------------
(Richard S. Frary)


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE NO. IN
                                                                      FORM 10-K
                                                                      ---------
Report of Independent Auditors............................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998..............F-3

Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997.....................................F-4

Consolidated Statements of Changes in Shareholders' Equity for
     the Years Ended December 31, 1999, 1998 and 1997.....................F-5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997.....................................F-6

Notes to Consolidated Financial Statements................................F-7

Wellsford/Whitehall  Group, L.L.C.
     Consolidated Financial Statements and Notes ........................F-35

FINANCIAL STATEMENT SCHEDULES

III - Real Estate and Accumulated Depreciation............................S-1

IV - Mortgage Loans on Real Estate........................................S-3

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

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Wellsford Real Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
March 17, 2000

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,
                                                                    -----------------------
                                                                    1999               1998
                                                                    ----               ----
ASSETS
Real estate assets, at cost:
   Land ...................................................    $  18,813,000     $  18,813,000
   Buildings and improvements .............................      116,605,231       115,425,760
                                                               -------------     -------------
                                                                 135,418,231       134,238,760
   Less, accumulated depreciation .........................       (6,584,328)       (2,707,390)
                                                               -------------     -------------
                                                                 128,833,903       131,531,370
   Construction in progress ...............................       30,747,867        18,791,075
                                                               -------------     -------------
                                                                 159,581,770       150,322,445
Notes receivable ..........................................       37,259,587       124,706,499
Investment in joint ventures ..............................      114,390,298        80,776,338
                                                               -------------     -------------
Total real estate assets ..................................      311,231,655       355,805,282

Cash and cash equivalents .................................       34,739,866        10,122,037
Restricted cash ...........................................        8,467,092         8,007,850
Prepaid and other assets ..................................       11,892,713        11,035,489
                                                               -------------     -------------
Total assets ..............................................    $ 366,331,326     $ 384,970,658
                                                               =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable .................................    $ 119,314,929     $ 120,176,790
   Credit facility ........................................             --          17,000,000
   Accrued expenses and other liabilities .................       13,891,212        12,788,324
                                                               -------------     -------------
Total liabilities .........................................      133,206,141       149,965,114
                                                               -------------     -------------
Commitments and contingencies

Minority interest .........................................        3,433,972         3,380,721

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
     $.01 par value per share, 2,000,000 shares authorized,
     no shares issued and outstanding .....................             --                --
   Common stock, 197,650,000 shares authorized-
     18,882,493 and 20,410,605 shares, $.01 par value per
     share, issued and outstanding ........................          188,825           204,106
   Class A common stock , 350,000 shares authorized -
     339,806 shares, $.01 par value per share,
     issued and outstanding ...............................            3,398             3,398
   Paid in capital in excess of par value .................      215,674,726       228,212,205
   Retained earnings ......................................       20,246,075        11,385,274
   Deferred compensation ..................................       (1,861,677)       (3,240,023)
   Treasury stock, 416,759 and 489,671 shares .............       (4,560,134)       (4,940,137)
                                                               -------------     -------------
Total shareholders' equity ................................      229,691,213       231,624,823
                                                               -------------     -------------
Total liabilities and shareholders' equity ................    $ 366,331,326     $ 384,970,658
                                                               =============     =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                 1999             1998             1997
                                                 ----             ----             ----
REVENUE
   Rental income .......................    $ 17,874,272     $ 13,126,974     $  1,291,354
   Interest income .....................      12,295,771       12,888,607        7,779,021
                                            ------------     ------------     ------------
      Total revenue ....................      30,170,043       26,015,581        9,070,375
                                            ------------     ------------     ------------
EXPENSES
   Property operating and maintenance ..       4,027,842        2,786,839          241,257
   Real estate taxes ...................       1,545,822        1,201,051          105,692
   Depreciation and amortization .......       6,154,549        3,157,129          294,563
   Property management .................         673,726          498,596           18,356
   Interest ............................       9,398,630        4,599,309             --
   General and administrative ..........       7,125,876        5,062,895        3,159,558
                                            ------------     ------------     ------------
      Total expenses ...................      28,926,445       17,305,819        3,819,426

Gain on sale of investment .............            --            138,770             --
Income from joint ventures .............       9,621,952        3,523,072           15,135
                                            ------------     ------------     ------------
Income before minority interest ........      10,865,550       12,371,604        5,266,084

Minority interest ......................         (54,749)         (77,550)            --
                                            ------------     ------------     ------------
Income before taxes ....................      10,810,801       12,294,054        5,266,084

Income tax expense .....................       1,950,000        2,850,298        2,213,007
                                            ------------     ------------     ------------
Net income .............................    $  8,860,801     $  9,443,756     $  3,053,077
                                            ============     ============     ============
Net income per common share, basic .....    $       0.43     $       0.47     $       0.18
                                            ============     ============     ============
Net income per common share, diluted ...    $       0.43     $       0.46     $       0.18
                                            ============     ============     ============
Weighted average number of common shares
     outstanding, basic ................      20,642,023       19,886,305       16,922,135
                                            ============     ============     ============
Weighted average number of common shares
     outstanding, diluted ..............      20,657,488       20,379,162       17,348,298
                                            ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                           COMMON SHARES*
                                                           --------------                PAID-IN
                                                      SHARES           AMOUNT           CAPITAL**
                                                      ------           ------           ---------
BALANCE, JANUARY 1, 1997 ....................             --       $        --       $  29,248,000

Equity contributions prior to Spin-off ......             --                --          19,310,633
Net income prior to Spin-off ................             --                --                --
Spin-off ....................................        4,887,577            48,875         1,819,684
Private offering of common shares (net of
    issuance costs) .........................       12,000,000           120,000       121,574,562
Issuance of warrants ........................             --                --           6,198,345
Director and officer share grant ............          108,936             1,090         1,570,603
Net income subsequent to Spin-off ...........             --                --                --
                                                    ----------     -------------     -------------
BALANCE, DECEMBER 31, 1997 ..................       16,996,513           169,965       179,721,827

Shares issued in connection with VLP Merger .        3,350,000            33,500        39,329,000
Issuance of warrants ........................             --                --             750,000
Director and officer share grants ...........          403,898             4,039         3,471,241
Amortization of deferred compensation .......             --                --                --
Net income ..................................             --                --                --
                                                    ----------     -------------     -------------
BALANCE, DECEMBER 31, 1998 ..................       20,750,411           207,504       223,272,068

Director and officer share grants ...........           34,612               346           334,987
Shares repurchased from former officer and
    cancellation of share grants ............          (86,231)             (862)         (853,810)
Amortization of deferred compensation .......             --                --                --
Issuance of warrants ........................             --                --             480,992
Shares repurchased and cancelled ............       (1,476,493)          (14,765)      (12,119,645)
Net income ..................................             --                --                --
                                                    ----------     -------------     -------------
BALANCE, DECEMBER 31, 1999 ..................       19,222,299     $     192,223     $ 211,114,592
                                                    ==========     =============     =============


                                                                                          TOTAL
                                                    RETAINED          DEFERRED        SHAREHOLDERS'
                                                    EARNINGS        COMPENSATION         EQUITY
                                                    --------        ------------         ------
BALANCE, JANUARY 1, 1997 ....................    $     757,000     $        --       $  30,005,000

Equity contributions prior to Spin-off ......             --                --          19,310,633
Net income prior to Spin-off ................        1,111,559              --           1,111,559
Spin-off ....................................       (1,868,559)             --                --
Private offering of common shares (net of
    issuance costs) .........................             --                --         121,694,562
Issuance of warrants ........................             --                --           6,198,345
Director and officer share grant ............             --            (675,014)          896,679
Net income subsequent to Spin-off ...........        1,941,518              --           1,941,518
                                                 -------------     -------------     -------------
BALANCE, DECEMBER 31, 1997 ..................        1,941,518          (675,014)      181,158,296

Shares issued in connection with VLP Merger .             --                --          39,362,500
Issuance of warrants ........................             --                --             750,000
Director and officer share grants ...........             --          (2,700,023)          775,257
Amortization of deferred compensation .......             --             135,014           135,014
Net income ..................................        9,443,756              --           9,443,756
                                                 -------------     -------------     -------------
BALANCE, DECEMBER 31, 1998 ..................       11,385,274        (3,240,023)      231,624,823

Director and officer share grants ...........             --            (250,000)           85,333
Shares repurchased from former officer and
    cancellation of share grants ............             --             780,003           (74,669)
Amortization of deferred compensation .......             --             848,343           848,343
Issuance of warrants ........................             --                --             480,992
Shares repurchased and cancelled ............             --                --         (12,134,410)
Net income ..................................        8,860,801              --           8,860,801
                                                 -------------     -------------     -------------
BALANCE, DECEMBER 31, 1999 ..................    $  20,246,075     $  (1,861,677)    $ 229,691,213
                                                 =============     =============     =============

         *Includes 339,806 Class A Common Shares.
         **Net of treasury stock.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                    1999              1998               1997
                                                                    ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................    $   8,860,801     $   9,443,756     $   3,053,077
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization ....................         5,936,944         3,033,569           294,563
        Amortization of deferred compensation ............           848,343           135,014              --
        Undistributed joint venture income ...............          (674,788)       (3,515,359)          (15,135)
        Undistributed minority interest ..................            54,749            77,550              --
        Share grants .....................................            85,333           775,257           896,679
        Gain on sale of investments ......................              --            (138,770)             --
        Changes in assets and liabilities:
           Restricted cash ...............................          (459,242)         (311,940)       (2,175,910)
           Prepaid and other assets ......................          (498,434)       (6,525,355)       (3,164,296)
           Accrued expenses and other liabilities ........          (297,112)        4,031,091         7,116,138
                                                               -------------     -------------     -------------
        Net cash provided by operating activities ........        13,856,594         7,004,813         6,005,116
                                                               -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets ......................      (18,974,593)     (125,514,325)      (85,551,813)
   Investments in joint ventures:
        Capital contributions .............................      (16,967,948)      (33,511,554)      (13,955,069)
        Returns of capital ................................        6,091,481              --                --
   Investments in notes receivable ........................      (49,295,088)      (67,230,199)     (162,845,982)
   Repayments of notes receivable .........................      112,741,492        55,008,523       105,440,515
   Proceeds from sale of real estate assets ...............        7,238,329        64,132,507              --
                                                               -------------     -------------     -------------
        Net cash provided by (used in) investing activities       40,833,673      (107,115,048)     (156,912,349)
                                                               -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities ........................       37,000,000        86,500,000        64,400,000
   Repayment of credit facilities .........................      (54,000,000)      (77,000,000)      (56,900,000)
   Proceeds from bridge loan ..............................             --                --           6,000,000
   Repayment of bridge loan ...............................             --                --          (6,000,000)
   Proceeds from mortgage notes payable ...................             --          71,400,000        34,500,000
   Repayment of mortgage notes payable ....................         (861,861)         (478,210)             --
   Equity contributions prior to Spin-off .................             --                --          17,060,633
   Equity contributions from minority interest ............             --                --              47,250
   Distributions to minority interest .....................           (1,498)          (84,730)             --
   Proceeds from common shares ............................             --                --         121,694,562
   Repurchase of common shares ............................      (12,209,079)             --                --
                                                               -------------     -------------     -------------
        Net cash (used in) provided by financing activities      (30,072,438)       80,337,060       180,802,445
                                                               -------------     -------------     -------------
Net increase (decrease) in cash and cash equivalents ......       24,617,829       (19,773,175)       29,895,212
Cash and cash equivalents, beginning of year ..............       10,122,037        29,895,212              --
                                                               -------------     -------------     -------------
Cash and cash equivalents, end of year ....................    $  34,739,866     $  10,122,037     $  29,895,212
                                                               =============     =============     =============
SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest .................    $  10,410,110     $   5,017,279     $   1,506,508
                                                               =============     =============     =============
   Cash paid during the year for income taxes .............    $   4,229,164     $   2,228,336     $   2,242,000
                                                               =============     =============     =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Shares issued in connection with acquisition of
        commercial office properties and notes receivable .    $        --       $ (39,362,500)    $  (2,250,000)
   Warrants issued in connection with joint venture
        investments .......................................    $    (480,992)    $    (750,000)    $  (6,198,345)
   Notes receivable contributed for joint venture interest.    $ (24,218,113)    $        --       $        --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

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

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and other equity activities; and (iii) property development and land operations.

         See Note 10 for additional information regarding the Company's industry segments.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION. The accompanying consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest, including Wellsford/Whitehall, are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. All significant inter-company accounts and transactions among Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

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

         CASH AND CASH EQUIVALENTS. The Company considers all demand and money market accounts and short term investments in government funds with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.

         REAL ESTATE AND DEPRECIATION AND AMORTIZATION. Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Tenant improvements and leasing commissions related to commercial properties are capitalized and amortized over the terms of the related leases. Costs incurred to acquire investments in joint ventures are capitalized and if ascribed to tangible assets are amortized over the life of the related assets and if ascribed to intangible assets are amortized over a ten-year period. Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements, 40 years for commercial properties and five to twelve years for furnishings and equipment.

         Depreciation and amortization expense was approximately $6,155,000, $3,157,000 and $295,000 in 1999, 1998 and 1997, respectively, and included $1,510,000, $390,000 and $295,000 of amortization of certain assets capitalized to the Company's Investment in Joint Ventures in 1999, 1998 and 1997, respectively.

         The Company reviews its real estate assets and investments in joint ventures (collectively its "long-lived assets") for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 1999, the Company determined that one of its long-lived assets was impaired due to lower than expected operating results and accordingly wrote the asset down by approximately $912,000 to its estimated fair value by recording additional depreciation and amortization expense in the accompanying consolidated financial statements. Fair value was based on estimated future cash flows to be generated by the long-lived asset, discounted at a market rate. There were no such impairment provisions recorded during the years ended December 31, 1998 or 1997.

         MORTGAGE NOTE RECEIVABLE IMPAIRMENT. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral. No impairment has been recorded during the years ended December 31, 1999, 1998 and 1997.

         INCOME RECOGNITION. Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases. Residential communities are leased under operating leases with terms of generally six to 14 months. Rental revenue is recognized monthly as it is earned. Interest income is recorded on an accrual basis over the life of the loan. Sales of real estate assets are recognized at closing, subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

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

         Shares issued pursuant to the Company's deferred compensation plan are recorded at the market price on the date of issuance and amortized over the respective vesting periods. Such amortization does not impact the Company's results of operations.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES. The Company accounts for income taxes under SFAS 109 "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The components of the income tax provision are as follows:


                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                             1999           1998             1997
                                             ----           ----             ----
         Current federal tax ........    $   700,000    $ 2,756,165     $ 1,776,595
         Current state and local tax         930,000        909,197         456,838
         Deferred federal tax .......        240,000       (693,965)        (16,239)
         Deferred state and local tax         80,000       (121,099)         (4,187)
                                         -----------    -----------     -----------
                                         $ 1,950,000    $ 2,850,298     $ 2,213,007
                                         ===========    ===========     ===========

         The  reconciliation  of  income  tax  computed   at  the  U.S.  federal
         statutory rate to income tax expense is as follows:


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------
                                                     1999                       1998                       1997
                                            ----------------------      ---------------------      ----------------------
                                            AMOUNT         PERCENT      AMOUNT        PERCENT      AMOUNT         PERCENT
                                            ------         -------      ------        -------      ------         -------
Tax at U.S. statutory rate ..........    $ 3,785,000       35.00%    $ 4,302,919      35.00%    $ 1,454,084       35.00%
State taxes, net of federal benefit .        660,000        6.11%        944,153       7.68%        374,711        9.02%
Change in valuation allowance .......     (2,425,000)     (22.43%)    (2,345,007)    (19.07%)       381,490        9.18%
Non-deductible/non-taxable items, net        (70,000)      (0.64%)        12,355       0.10%          2,722        0.07%
Effect of change in state tax rate ..           --          --           (64,122)     (0.53%)          --          --
                                         -----------       -----     -----------      -----     -----------       -----
                                         $ 1,950,000       18.04%    $ 2,850,298      23.18%    $ 2,213,007       53.27%
                                         ===========       =====     ===========      =====     ===========       =====

         The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, resulting from the Company's merger with Value Property Trust ("VLP") in 1998. The NOLs aggregate $70,374,315 at December 31, 1999, expire in the years 2005 through 2012 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                 DECEMBER 31,
                                                                                 ------------
         Deferred Tax Assets                                                1999             1998
         -------------------                                                ----             ----
         Net operating loss .......................................    $ 23,927,267     $ 32,674,669
         Deferred compensation arrangements .......................       2,779,540        2,496,027
         AMT credit carryforward ..................................         549,799          377,612
         Deferred interest deduction ..............................         378,779             --
         Other ....................................................         628,077          407,844
                                                                       ------------     ------------
                                                                         28,263,462       35,956,152
         Valuation allowance ......................................     (18,984,217)     (28,132,547)
                                                                       ------------     ------------
         Total deferred tax assets ................................       9,279,245        7,823,605
                                                                       ------------     ------------
         Deferred Tax Liabilities
         ------------------------
         Acquisition of Value Property Trust ......................      (1,992,584)      (2,236,945)
         Wellsford/Whitehall net income in excess of taxable income      (2,411,104)        (595,506)
         Other ....................................................        (410,112)        (149,066)
                                                                       ------------     ------------
         Total deferred tax liabilities ...........................      (4,813,800)      (2,981,517)
                                                                       ------------     ------------
         Net deferred tax asset ...................................    $  4,465,445     $  4,842,088
                                                                       ============     ============

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a $18,984,517 and $28,132,547 valuation allowance at December 31, 1999 and 1998, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance relates to the NOL carryforwards and the deferred compensation arrangements. The $9,148,030 reduction in the valuation allowance in 1999 is primarily due to the utilization of the available NOL carryforwards for Federal income tax purposes and the determination by the Company during 1999 that the NOL carryforwards acquired as part of the VLP merger, for the most part, are not available at the state and local tax level. There was a corresponding reduction in the computation of the gross deferred tax asset as is indicated above.

         PER SHARE DATA. Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including Class A common shares. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and warrants.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The following table details the computation of earnings per share, basic and diluted:


         (amounts in thousands, except per share amounts)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999       1998       1997
                                                                  ----       ----       ----
Numerator for net income per common share, basic and diluted    $ 8,861    $ 9,444    $ 3,053
                                                                =======    =======    =======
Denominator:
   Denominator for net income per common share, basic--
        Weighted average common shares .....................     20,642     19,886     16,922
   Effect of dilutive securities:
        Employee stock options .............................         15        196        169
        Warrants ...........................................       --          297        257
                                                                -------    -------    -------
   Denominator for net income per common share, diluted--
        Weighted average common shares .....................     20,657     20,379     17,348
                                                                =======    =======    =======
Net income per common share, basic .........................    $  0.43    $  0.47    $  0.18
                                                                =======    =======    =======
Net income per common share, diluted .......................    $  0.43    $  0.46    $  0.18
                                                                =======    =======    =======

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

         RECLASSIFICATION. Amounts in certain accounts have been reclassified to conform to the current year presentation.

3.       RESTRICTED CASH

         Restricted cash primarily consists of deferred compensation arrangement deposits and debt service and construction reserve balances. At December 31, 1999 and 1998, deferred compensation arrangement deposits amounted to approximately $6,335,000 and $5,965,000, respectively, and reserve balances amounted to approximately $2,132,000 and $2,043,000, respectively. Deferred compensation arrangement deposits are made solely by, and at the discretion of, the Company's officers who participate in the plan.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       NOTES RECEIVABLE

         At December 31, 1999 and 1998, notes receivable consisted of the following:


                                                                                      BALANCE AT DECEMBER 31,
                                STATED                                                -----------------------
   NOTES RECEIVABLE (A)      INTEREST RATE     MATURITY DATE      PAYMENT TERMS        1999            1998
   --------------------      -------------     -------------      -------------        ----            ----
277 Park Loan ...........           12.00%    May 2007           Interest only     $ 25,000,000    $ 25,000,000
Patriot Loan ............    LIBOR + 4.75%    July 2002          Interest only        5,000,000            --
Abbey Credit Facility ...    LIBOR + 4.00%    September 2000     Interest only        4,251,486      46,019,350
Safeguard Credit Facility    LIBOR + 4.00%    April 2001 (B)     Interest only        2,900,000       5,912,500
DeBartolo Loan ..........            8.54%    July 2008 (B)      20 year amort.            --        17,677,943
Woodlands Loan ..........    LIBOR + 4.40%    July 2000 (C)      Interest only             --        15,000,000
REIT Bridge Loan ........           12.00%    August 1999 (D)    Interest only             --        15,000,000
Other ...................    Various          Various            Various                108,101          96,706
                                                                                   ------------    ------------
                                                                                   $ 37,259,587    $124,706,499
                                                                                   ============    ============
----------

     (A) For additional information regarding notes receivable, see Footnote 10, "Segment Information, Debt and Equity Investments."
     (B) In March 1999, these notes were contributed to the Company's joint venture investment, Belford Capital Holdings, L.L.C. ("Belford Capital").
     (C)  Repaid in December 1999.
     (D) In January 1999, the interest rate and maturity date of this loan were modified to 12.00% from 9.88% and August 1999 from February 1999, respectively. This loan was repaid in July 1999.

5.       DEBT

         At December 31, 1999 and 1998, the Company's debt consisted of the following:


                                                                              BALANCE AT DECEMBER 31,
                                                                              -----------------------
            DEBT                    MATURITY DATE   STATED INTEREST RATE      1999             1998
            ----                    -------------   --------------------      ----             ----
WRP Bank Facility ..............    May 2000         LIBOR + 1.75% (A)    $       --      $ 17,000,000
Wellsford Finance Bank Facility     January 2002     LIBOR + 2.75% (A)            --              --
Palomino Park Bonds (B) ........    December 2035         Variable (C)      14,755,000      14,755,000
Blue Ridge Mortgage ............    January 2008             6.92% (D)      33,762,791      34,144,108
Red Canyon Mortgage ............    December 2008            6.68% (D)      26,683,184      27,000,000
Wellsford Capital Mortgage (E) .    October 2001     LIBOR + 2.75% (A)      28,000,000      28,000,000
Sonterra Mortgage ..............    March 2008               6.87% (D)      16,113,953      16,277,682
                                                                          ------------    ------------
                                                                          $119,314,928    $137,176,790
                                                                          ============    ============
----------

     (A) Applicable LIBOR rates approximated 6.30% and 4.94% at December 31, 1999 and 1998, respectively.
     (B)  Mortgage secures tax-exempt bonds.
     (C) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (average rate for 1999 was approximately 3.4%).
     (D)  Principal payments are made based on a 30-year amortization schedule.
     (E)  Secured by the seven properties acquired in the VLP Merger.

         In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. At December 31, 1999, $647,000 of the bond proceeds were being held in escrow pending their use for the funding of development or other bond-related costs. The bonds are secured by a letter of credit from a bank. An affiliate of EQR has made its own credit available to the bank in the form of a guaranty. The Company incurs annual fees of approximately $214,000 for these enhancements.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         DEBT (CONTINUED)

         In May 1997, the Company obtained a $50,000,000 two-year line of credit (extendable for one year) from Fleet National Bank and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility"). The WRP Bank Facility is secured by a capital contribution commitment and a $25,000,000 note receivable. In May 1999, the Company modified the WRP Bank Facility to extend the maturity date to May 2000. The modified WRP Bank Facility bears interest at LIBOR + 1.75% and the Company is obligated to pay a fee equal to three-eighths of one percent (0.375%) per annum on the average daily amount of the unused portion of the WRP Bank Facility until maturity. Prior to the modification, the Company was obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the WRP Bank Facility. The Company does not expect to borrow funds under this facility prior to its expiration.

         In January 1999, a wholly-owned subsidiary of the Company obtained a $35,000,000 loan facility (the "Wellsford Finance Facility") from Fleet National Bank, which can potentially be increased to $50,000,000 to finance note receivable investments under its debt program. The Wellsford Finance Facility bears interest at LIBOR + 2.75% and has a term of three years. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Facility until maturity. The facility contains various loan covenants including covenants which are restrictive under existing competitive market conditions. Accordingly, the facility terms require modification for the Company to fully utilize the facility. As of December 31, 1999, there was no outstanding balance under the Wellsford Finance Facility.

         The Company's long-term debt maturities for the next five years and thereafter are as follows:

         FOR THE YEARS ENDED DECEMBER 31,      AMOUNT
         --------------------------------      ------
         2000.............................  $    894,256
         2001.............................    28,960,676
         2002.............................     1,028,540
         2003.............................     1,101,199
         2004.............................     1,175,895
         Thereafter.......................    86,154,362

         The Company capitalizes interest related to buildings under construction and renovation to the extent such assets qualify for capitalization. Total interest capitalized during the years ended December 31, 1999, 1998 and 1997 was approximately $1,071,000, $803,000 and $1,158,000, respectively.

6.       TRANSACTIONS WITH AFFILIATES

         The Company earned approximately $517,000, $36,000 and $2,137,000 in interest income and $600,000, $300,000 and $100,000 in management fees during the years ended December 31, 1999, 1998 and 1997, respectively, from Wellsford/Whitehall. Approximately $463,000 and $300,000 was due to the Company from Wellsford/Whitehall for interest and management fees at December 31, 1999 and 1998, respectively.

         In September 1999, the Company purchased a commercial liability insurance policy for all of the Company's assets, through an affiliate of one of its joint venture partners in Wellsford/Whitehall. The total expense related to this policy was approximately $45,000 in 1999.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         TRANSACTIONS WITH AFFILIATES (CONTINUED)

         The seven VLP properties are managed by an affiliate of one of the Company's joint venture partners in Wellsford/Whitehall. Management fees incurred during the years ended December 31, 1999 and 1998, were approximately $140,000 and $115,000, respectively. Simultaneous with the VLP merger transaction in February 1998, the Company sold 13 of the 20 VLP properties to another affiliate of one of its joint venture partners in Wellsford/Whitehall for an aggregate of approximately $64,000,000.

         As part of the terms of the Merger, two of the Company's executive officers are on the board of directors of EQR. In addition, the president of EQR is a member of the Company's board of directors. EQR has a 20% interest in the Company's residential project in Denver, Colorado.

         During 1999, the Company, through one of its joint venture investments, has agreed to invest up to $6,500,000 in a real estate market research internet company, Reis Reports, Inc. ("Reis"), a provider of real estate market information to institutional investors. The primary shareholder of Reis is the brother of the Company's chairman, who recused himself from the Reis investment decisions.

7.       SHAREHOLDERS' EQUITY

         The Company has issued shares to executive officers through annual bonus and deferred compensation awards, as well as certain shares issued at the date of the Merger, pursuant to the Company's non-qualified deferred compensation plan. At December 31, 1999, an aggregate of 416,759 shares, which had an aggregate market value of approximately $4,560,000 at the respective dates of issuance, have been classified as Treasury Stock in the Company's consolidated financial statements. Such shares are held in a Rabbi Trust and are accounted for pursuant to existing accounting literature. The bonus awards vest immediately and the deferred compensation awards vest over various periods ranging from two to five years as long as the officer is still employed by the Company; any unvested shares at termination are purchased at $0.01 per share. A summary of activity for the three years ended December 31, 1999 follows:


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                               1999                        1998                   1997
                                       -----------------------       ------------------     -------------------
                                       NUMBER         VALUE AT       NUMBER    VALUE AT     NUMBER     VALUE AT
                                         OF           DATE OF          OF       DATE OF       OF        DATE OF
                                       SHARES         ISSUANCE       SHARES    ISSUANCE     SHARES     ISSUANCE
                                       ------         --------       ------    --------     ------     --------
Shares issued pursuant to plan,
    January 1 ...................     489,671                       92,126                  11,172
Shares issued as bonus awards ...        --                         93,317    $    8.875    38,096    $   15.75
Shares issued as deferred
    compensation awards .........      25,882     $ 10.00/$8.50    304,228    $    8.875    42,858    $   15.75
Shares re-acquired at termination
    of employment ...............     (79,034)    $ 8.875/$15.75      --                      --
Shares released at termination of
    employment ..................     (19,760)    $ 8.875/$15.75      --                      --
                                      -------                      -------                  ------
Balance at December 31 ..........     416,759                      489,671                  92,126
                                      =======                      =======                  ======
Shares vested at December 31 ....     235,749                      151,159                  49,268
                                      =======                      =======                  ======

         During the years ended December 31, 1999, 1998 and 1997, the Company recorded costs of approximately $848,000, $963,000 and $600,000, respectively, pursuant to the issuances under the deferred compensation arrangements. Such amounts are included in General and Administrative expenses in the Company's consolidated financial statements.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SHAREHOLDERS' EQUITY (CONTINUED)

         In July 1999, the Company purchased 7,197 common shares at the current market price of $10.375 per share from an officer who resigned.

         The Company implemented two separate programs to repurchase an aggregate of 2,000,000 outstanding shares of its common stock during 1999. One program allows the Company to repurchase common shares on the open market, while the odd-lot share program offered identified eligible shareholders owning fewer than 100 shares the opportunity to sell all of their shares back to the Company. These programs resulted in 1,476,493 shares being repurchased and cancelled by December 31, 1999, at an average purchase price of $8.18 per common share.

         The Company issued an aggregate of 8,730 and 6,353 common shares during 1999 and 1998, as part of the non-cash compensation arrangements to the non-employee members of the Company's Board of Directors, which were valued at an aggregate of approximately $85,000 and $81,000, respectively.

         In February 1998, the Company issued 3,350,000 shares of its common stock in connection with the VLP Merger.

         The Company has issued a total of 4,404,197 warrants, including 123,967 issued during 1999, to purchase shares of common stock to certain joint venture partners through December 31, 1999, including 4,256,197 to one of its joint venture partners in Wellsford/Whitehall and 148,000 to its partners in the Creamer Vitale Wellsford joint venture. Such warrants are exercisable over a five-year period.

         The Company has the option to put to an affiliate of EQR, until May 30, 2000, up to $25,000,000 of the Company's Series A 8% Convertible Redeemable Preferred Stock ("Series A Preferred"), each share of which is convertible into shares of common stock at a price of $11.124 (the "EQR Preferred Commitment"). If at May 30, 2000, the affiliate of EQR has purchased less than $25,000,000 of Series A Preferred, it has the option to call the remainder of the $25,000,000 not purchased prior to that time. The Company expects EQR to purchase the full amount of the Series A Preferred.

         Approximately  $13,145,000,  $3,523,000  and  $15,000 of the  Company's
         retained earnings at December 31, 1999, 1998 and 1997, respectively, relate to the Company's joint venture investments.

         The Company did not declare or distribute any dividends during 1999, 1998 or 1997.

         On February 25, 2000, the Company  repurchased  2,573,632 shares of its
         outstanding   Common   Stock  from  an   institutional   investor   for
         approximately $20,589,000, or $8.00 per common share.

8.       SHARE OPTION PLANS

         The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company's directors, officers and employees. The Company has established share option and management incentive plans (the "Incentive Plans") which reserved 5,076,235 common shares for issuance under the Incentive Plans. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from six months to five years, and generally contain the right to receive reload options under certain conditions.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SHARE OPTION PLANS (CONTINUED)

         The following table presents the changes in options outstanding by year, as well as other plan data:


                                                 1999                        1998                      1997
                                         -----------------------   ------------------------    -----------------------
                                                       WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                        AVERAGE                    AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE                   EXERCISE
                                         OPTIONS         PRICE      OPTIONS         PRICE      OPTIONS         PRICE
                                         -------         -----      -------         -----      -------         -----
Outstanding at January 1 ..........     3,558,610     $   12.79    2,947,610     $   12.20         --       $   --
Replacement options from Trust ....          --           --            --           --       1,326,235         10.30
Granted ...........................       412,250          8.66      636,000         15.58    1,622,375         13.89
Exercised .........................          --                         --           --            --           --
Forfeited .........................      (381,500)        15.04      (25,000)        13.65       (1,000)        10.30
Expired ...........................          --           --            --           --            --           --
                                      -----------                 ----------                 ----------
Outstanding at December 31 ........     3,589,360         12.08    3,558,610         12.79    2,947,610         12.20
                                      ===========                 ==========                 ==========
Options exercisable at December 31      1,345,649         12.11      572,117         12.36      115,545         10.30
                                      ===========                 ==========                 ==========
Weighted average fair value of
    options granted (per  option) .   $      5.14                 $     5.63                 $     7.31
                                      ===========                 ==========                 ==========
Weighted average remaining
    contractual life at December 31     7.9 years                  7.7 years                  7.6 years


         Pursuant to SFAS 123, described in Note 2, the pro forma net income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value using the Black-Scholes option pricing model) is as follows:


(amounts in thousands, except per share amounts)

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                              1999             1998             1997
                                              ----             ----             ----
Net income - as reported ............    $      8,861      $     9,444      $      3,053
Expense .............................           2,112            2,024               601
                                         ------------      -----------      ------------
Net income - pro forma ..............    $      6,749      $     7,420      $      2,452
                                         ============      ===========      ============
Net income per common share, basic:
    As reported .....................    $       0.43      $      0.47      $       0.18
                                         ============      ===========      ============
    Pro forma .......................    $       0.33      $      0.37      $       0.14
                                         ============      ===========      ============
Net income per common share, diluted:
    As reported .....................    $       0.43      $      0.46      $       0.18
                                         ============      ===========      ============
    Pro forma .......................    $       0.33      $      0.36      $       0.14
                                         ============      ===========      ============
Assumptions:
    Expected volatility ranges.......       36% to 37%       26% to 38%        20% to 29%
    Expected life....................        10 years         10 years          10 years
    Risk-free interest rate ranges...   4.68% to 6.08%   4.89% to 5.79%    5.84% to 6.27%
    Expected dividend yield..........         --               --                --

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SHARE OPTION PLANS (CONTINUED)

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

9.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with five of its officers. Such agreements are for terms which expire between 2000 and 2002, and provide for aggregate minimum annual fixed payments of approximately $1,061,000, $818,000 and $601,000 in 2000, 2001 and 2002,
         respectively.

         As a commercial real estate owner, the Company and its principal joint venture are subject to potential environmental costs. At December 31, 1999, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         From time-to-time, legal actions are brought against the Company in the ordinary course of business. In the opinion of management, such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

         In 1997 the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after one year of service. Employer contributions are made based on a discretionary amount determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During the years ended December 31, 1999 and 1998, the Company made contributions of approximately $43,000 and $12,000, respectively.

         The Company is a tenant under operating leases for its New York and Denver offices. Rent expense was approximately $812,000, $233,000 and $112,000 for the years ended December 31, 1999, 1998 and 1997. Future minimum lease payments under operating leases at December 31, 1999 are as follows:

         FOR THE YEARS ENDED DECEMBER 31,       AMOUNT
         --------------------------------       ------
         2000.............................   $  763,881
         2001.............................      753,081
         2002.............................      753,081
         2003.............................      753,081
         2004.............................      815,262
         Thereafter.......................    3,125,171

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company and its joint venture partner, WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., each have made limited guarantees for certain debt obligations on behalf of Wellsford/Whitehall. The Company and Whitehall each have guaranteed joint and severally up to a 50% share of the principal amount of $24,500,000 and 50% share of interest on the $375,000,000 term and mezzanine loans in the event of certain defaults or non-compliance by Wellsford/Whitehall.

         At December  31,  1999,  the Company  had the  following  discretionary
         capital  commitments.   Draws  under  the  Abbey  Credit  Facility  and
         Safeguard Credit Facility require additional collateral to be made available to the Company which is subject to the Company's approval. Capital calls related to investments to be made by the Company's joint ventures are also subject to the Company's approval of such investments. The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At December 31, 1999, discretionary capital commitments are as follows:

                      COMMITMENT                 AMOUNT
                      -----------                ------
         Abbey Credit Facility.............  $   8,980,000
         Safeguard Credit Facility.........     17,100,000
         Wellsford/Whitehall equity........     12,231,000
         Creamer Vitale Wellsford equity...     13,608,000
         Reis .............................      1,500,000

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10.      SEGMENT INFORMATION

         The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for 1999, 1998 and 1997:


(amounts in thousands)

                                     COMMERCIAL    DEBT AND     DEVELOPMENT
                                      PROPERTY      EQUITY       AND LAND
                                     INVESTMENTS  INVESTMENTS   INVESTMENTS     OTHER*     CONSOLIDATED
                                     -----------  -----------   -----------     ------     ------------
DECEMBER 31, 1999
-----------------
Real estate, net ................    $    --      $  38,103     $ 121,479     $    --       $ 159,582
Notes receivable ................         --         37,260          --            --          37,260
Investment in joint ventures ....       79,688       34,702          --            --         114,390
Cash and cash equivalents .......           67       28,694           172         5,807        34,740
Restricted cash and other assets          --          8,142         1,881        10,336        20,359
                                     ---------    ---------     ---------     ---------     ---------
Total assets ....................    $  79,755    $ 146,901     $ 123,532     $  16,143     $ 366,331
                                     =========    =========     =========     =========     =========
Mortgage notes payable ..........    $    --      $  28,000     $  91,315     $    --       $ 119,315
Credit facilities ...............         --           --            --            --            --
Accrued expenses and other
    liabilities .................         --          1,908         1,396        10,587        13,891
Minority interest ...............           46         --           3,388          --           3,434
Equity ..........................       79,709      116,993        27,433         5,556       229,691
                                     ---------    ---------     ---------     ---------     ---------
Total liabilities and equity ....    $  79,755    $ 146,901     $ 123,532     $  16,143     $ 366,331
                                     =========    =========     =========     =========     =========

YEAR ENDED DECEMBER 31, 1999
----------------------------
Rental income ...................    $    --      $   5,545     $  12,329     $    --       $  17,874
Interest income .................         --         11,707          --             589        12,296
                                     ---------    ---------     ---------     ---------     ---------
Total income ....................         --         17,252        12,329           589        30,170
                                     ---------    ---------     ---------     ---------     ---------
Operating expenses ..............         --          2,561         3,686          --           6,247
Depreciation and amortization ...          337        2,509         2,999           309         6,154
Interest ........................         --          4,346         4,827           226         9,399
General and administrative ......         --          1,131          --           5,995         7,126
                                     ---------    ---------     ---------     ---------     ---------
                                           337       10,547        11,512         6,530        28,926
                                     ---------    ---------     ---------     ---------     ---------
Gain on sale of investments .....         --           --            --            --            --
Income from joint ventures ......        7,183        2,439          --            --           9,622
Minority interest ...............         --             (1)          (54)         --             (55)
                                     ---------    ---------     ---------     ---------     ---------
Income (loss) before taxes ......    $   6,846    $   9,143     $     763     $  (5,941)    $  10,811
                                     =========    =========     =========     =========     =========
----------

         *Includes corporate cash, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)


(amounts in thousands)

                                     COMMERCIAL    DEBT AND     DEVELOPMENT
                                      PROPERTY      EQUITY       AND LAND
                                     INVESTMENTS  INVESTMENTS   INVESTMENTS     OTHER*     CONSOLIDATED
                                     -----------  -----------   -----------     ------     ------------

DECEMBER 31, 1998
-----------------
Real estate, net ................    $    --      $  37,666     $ 112,657     $    --       $ 150,323
Notes receivable ................         --        124,707          --            --         124,707
Investment in joint ventures ....       69,529       11,248          --            --          80,777
Cash and cash equivalents .......           49        2,333           153         7,588        10,123
Other assets ....................         --          8,078         2,257         8,706        19,041
                                     ---------    ---------     ---------     ---------     ---------
Total assets ....................    $  69,578    $ 184,032     $ 115,067     $  16,294     $ 384,971
                                     =========    =========     =========     =========     =========
Mortgage notes payable ..........    $    --      $  28,000     $  92,177     $    --       $ 120,177
Credit facilities ...............         --           --            --          17,000        17,000
Accrued expenses and
    other liabilities ...........         --          2,660         2,451         7,677        12,788
Minority interest ...............           47         --           3,334          --           3,381
Equity ..........................       69,531      153,372        17,105        (8,383)      231,625
                                     ---------    ---------     ---------     ---------     ---------
Total liabilities and equity ....    $  69,578    $ 184,032     $ 115,067     $  16,294     $ 384,971
                                     =========    =========     =========     =========     =========

YEAR ENDED DECEMBER 31, 1998
----------------------------
Rental income ...................    $    --      $   4,761     $   8,366     $    --       $  13,127
Interest income .................         --         12,130           401           357        12,888
                                     ---------    ---------     ---------     ---------     ---------
Total income ....................         --         16,891         8,767           357        26,015
                                     ---------    ---------     ---------     ---------     ---------
Operating expenses ..............         --          2,087         2,399          --           4,486
Depreciation and amortization ...          175          842         2,040           100         3,157
Interest ........................         --            472         3,272           855         4,599
General and administrative ......         --            397          --           4,666         5,063
                                     ---------    ---------     ---------     ---------     ---------
Total expenses ..................          175        3,798         7,711         5,621        17,305
                                     ---------    ---------     ---------     ---------     ---------
Gain on sale of investments .....         --            139          --            --             139
Income from joint venture .......        2,812          711          --            --           3,523
Minority interest ...............         --            (50)          (28)         --             (78)
                                     ---------    ---------     ---------     ---------     ---------
Income (loss) before taxes ......    $   2,637    $  13,893     $   1,028     $  (5,264)    $  12,294
                                     =========    =========     =========     =========     =========

----------

         *See footnote * on page F-19.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)


(amounts in thousands)

                                     COMMERCIAL    DEBT AND     DEVELOPMENT
                                      PROPERTY      EQUITY       AND LAND
                                     INVESTMENTS  INVESTMENTS   INVESTMENTS     OTHER*     CONSOLIDATED
                                     -----------  -----------   -----------     ------     ------------

DECEMBER 31, 1997
-----------------
Real estate, net ................    $    --      $    --       $  58,741     $    --       $  58,741
Notes receivable ................         --         87,832        17,800          --         105,632
Investment in joint venture .....       44,780         --            --            --          44,780
Cash and cash equivalents .......         --           --            --          29,896        29,896
Other assets ....................         --          1,313         3,040         6,572        10,925
                                     ---------    ---------     ---------     ---------     ---------
Total assets ....................    $  44,780    $  89,145     $  79,581     $  36,468     $ 249,974
                                     =========    =========     =========     =========     =========
Mortgage notes payable ..........    $    --      $    --       $  49,255     $    --       $  49,255
Credit facilities ...............         --           --           7,500          --           7,500
Accrued expenses and other
    liabilities .................         --           --           1,838         7,925         9,763
Minority interest ...............         --           --           2,297          --           2,297
Equity ..........................       44,780       89,145        18,691        28,543       181,159
                                     ---------    ---------     ---------     ---------     ---------
Total liabilities and equity ....    $  44,780    $  89,145     $  79,581     $  36,468     $ 249,974
                                     =========    =========     =========     =========     =========

YEAR ENDED DECEMBER 31, 1997
----------------------------
Rental income ...................    $   1,291    $    --       $    --       $    --       $   1,291
Interest income .................         --          5,002         1,602         1,175         7,779
                                     ---------    ---------     ---------     ---------     ---------
Total income ....................        1,291        5,002         1,602         1,175         9,070
                                     ---------    ---------     ---------     ---------     ---------
Operating expenses ..............          365         --            --            --             365
Depreciation and amortization ...          188         --            --             106           294
Interest ........................         --           --            --            --            --
General and administrative ......         --           --            --           3,160         3,160
                                     ---------    ---------     ---------     ---------     ---------
Total expenses ..................          553         --            --           3,266         3,819
                                     ---------    ---------     ---------     ---------     ---------
Income from joint venture .......           15         --            --            --              15
                                     ---------    ---------     ---------     ---------     ---------
Income (loss) before taxes ......    $     753    $   5,002     $   1,602     $  (2,091)    $   5,266
                                     =========    =========     =========     =========     =========


----------

         *See footnote * on page F-19.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL
         ----------------------------------------------------

         The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method.

         At the time of the Spin-off, the Company owned six commercial office buildings, five of which were then vacant, containing an aggregate of approximately 949,400 square feet which were acquired for an aggregate of approximately $47,600,000 (the "WRP Commercial Properties").

         In August 1997, the Company, in a joint venture with Whitehall, formed a private real estate operating company, Wellsford/Whitehall. The Company contributed the WRP Commercial Properties and Whitehall contributed four commercial properties upon formation of Wellsford/Whitehall. The Company manages Wellsford/Whitehall on a day-to-day basis, and certain major decisions require the consent of both primary partners. The Company had a 41.4% interest in Wellsford/Whitehall at December 31, 1999.

         The following table presents a condensed balance sheet and operating data for the Wellsford/Whitehall segment:

         (amounts in thousands)

               CONDENSED BALANCE SHEET DATA           DECEMBER 31,
               ----------------------------           ------------
                                                  1999            1998
                                                  ----            ----
         Real estate, net...................   $ 551,152       $ 493,207
                                               =========       =========
         Total assets.......................   $ 572,279       $ 511,381
                                               =========       =========
         Mortgage notes payable.............   $ 110,831       $  68,043
                                               =========       =========
         Credit facility....................   $ 238,661       $ 276,197
                                               =========       =========
         Equity.............................   $ 200,740       $ 151,866
                                               =========       =========
         Total liabilities and equity.......   $ 572,279       $ 511,381
                                               =========       =========

            CONDENSED OPERATING DATA         FOR THE YEARS ENDED DECEMBER 31,
            ------------------------         --------------------------------
                                             1999         1998         1997*
                                             ----         ----         -----
         Rental income.................... $  74,148    $  53,460    $  8,540
                                           =========    =========    ========
         Operating expenses............... $  27,431    $  20,279    $  3,494
                                           =========    =========    ========
         Depreciation and amortization.... $  11,702    $   7,387    $  1,220
                                           =========    =========    ========
         Interest......................... $  25,586    $  19,085    $  2,949
                                           =========    =========    ========
         Total expenses................... $  72,862    $  50,050    $  8,498
                                           =========    =========    ========
         Gain on sale of investments...... $  15,642    $   2,866    $     --
                                           =========    =========    ========
         Income before distributions...... $  17,457    $   6,439    $     30
                                           =========    =========    ========
----------

         *From inception.

         As of December 31, 1999, Wellsford/Whitehall owned and operated 41 office properties totaling approximately 4,920,000 square feet, including approximately 1,451,000 square feet under renovation, primarily located in New Jersey, Massachusetts and Maryland.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         During   the  years   ended   December   31,   1999,   1998  and  1997,
         Wellsford/Whitehall participated in the following transactions:


(amounts in millions, except square feet and per square foot amounts)

1999 ACTIVITY:
Purchases:

                                                     Gross
                                                   Leasable
                                                    Square   Number of               Cost per
      Month        Type           Location           Feet   Properties   Cost (1)  Square Foot
      -----        ----           --------           ----   ----------   --------  -----------
May .........  Office/Flex     Warren, NJ          129,000       1      $   8.0       $ 62
June ........  Office          Boston, MA           64,000       1         10.2        159
June ........  Office          Boston, MA           68,000       1         13.1        193
July ........  Office/Land     Columbia, MD         97,000       1         10.7        110
July ........  Office          Owings Mills, MD     32,000       1          3.9        122
August ......  Land            Hanover, NJ         19.2 acres    1          2.0        --
August ......  Office          Hanover, NJ          96,000       1         13.3        139
September ...  Flex            Columbia, MD        144,000       1          3.8         26
November ....  Office          Rockville, MD       236,000       1         19.9         84
                                                   -------       -      -------
                            Total purchases        866,000       9      $  84.9        --
                                                   =======       =      =======
                      Total, excluding land        866,000       8      $  82.9         96
                                                   =======       =      =======

Sales:
                                                                            Sales Price
                                  Gross Leasable                               per
                                      Square         Number of                Square
      Month          Location          Feet         Properties   Sales Price   Foot         Gain
      -----          --------          ----         ----------   -----------   ----         ----
February ....    Wayne, NJ           2.58 acres (2)      1        $   0.3      $--        $   0.2
May .........    Boston, MA           65,000             1            8.1       125           2.3
August ......    Needham, MA         261,000             1           26.0       100           5.6
November ....    Washington, D.C.    225,000             1           43.4       193           7.5
                                     -------             -        -------                 -------
                      Total sales    551,000             4        $  77.8       --        $  15.6
                                     =======             =        =======                 =======
            Total, excluding land    551,000             3        $  77.5       141       $  15.4
                                     =======             =        =======                 =======
----------

   (1) The 1999 Wellsford/Whitehall acquisitions described above were funded with proceeds from first mortgage financing on five of the properties and seller financing in the form of a second mortgage on one of the properties of $43,401,000 and additional capital contributions by the Company and Whitehall.
   (2)   Sale of vacant land.


              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

1998 ACTIVITY:
Purchases:

                                                          Gross
                                                        Leasable                                 Cost per
                                                         Square         Number of                 Square
      Month        Type             Location              Feet         Properties      Cost (1)    Foot
      -----        ----             --------              ----         ----------      --------    ----
February ....    Office       Boston, MA                  65,000            1       $    5.5      $  85
February ....    Land         Somerset, NJ                19 acres          1            2.0        --
March .......    Office       Somerset, NJ                82,000            1            5.4         66
May .........    Office       Boston, MA                 977,000           13          148.7 (2)    152
May .........    Warehouse    Needham, MA                470,000            2           28.4         60
June ........    Office       Andover, MA                 63,000            1            7.4        117
June ........    Office       Basking Ridge, NJ          104,000            2           15.0        144
September ...    Office       Franklin Township, NJ      199,000            2           22.8        115
November ....    Office       Columbia, MD                38,000            1            2.6         68
December ....    Office       Ridgefield Park, NJ        147,000            1           19.3        131
                                                       ---------           --       --------
                                    Total purchases    2,145,000           25       $  257.1        --
                                                       =========           ==       ========
                              Total, excluding land    2,145,000           24       $  255.1        119
                                                       =========           ==       ========

Sale:
                                                                          Sales Price
                                   Gross Leasable                            per
                                       Square      Number of                Square
      Month           Location          Feet      Properties   Sales Price   Foot       Gain
      -----           --------          ----      ----------   -----------   ----       ----
May .........    Wayne, NJ           69,000           1        $   5.0      $ 72       $  2.9

----------

   (1) The 1998 Wellsford/Whitehall acquisitions described above, other than the May Boston transaction, were funded primarily by capital contributions from the Company and Whitehall, and by draws on the Wellsford/Whitehall Bank Facility.
   (2) The Boston portfolio of 13 office buildings was financed with (i) the assumption of $68,300,000 of mortgage debt, (ii) a $35,800,000 draw on the Wellsford/Whitehall Bank Facility, (iii) the issuance of $19,000,000 of Wellsford/Whitehall 6% convertible preferred units to the sellers,
        (iv) $18,000,000 of capital contributions by Whitehall and the Company and (v) the issuance of $7,600,000 of Wellsford/Whitehall common units.

1997 ACTIVITY:
Purchases (1):

                                                     Gross
                                                   Leasable                             Cost per
                                                    Square     Number of                 Square
      Month        Type             Location         Feet     Properties    Cost (2)      Foot
      -----        ----             --------         ----     ----------    --------      ----
September        Office       Somerset, NJ          181,000       1        $    18.1     $ 100
December         Office       Berkeley Hts, NJ      297,000       2             29.1        98
December         Industrial   Parsippany, NJ        244,000       1              7.1        29
                                                    -------       -        ---------
                               Total purchases      722,000       4        $    54.3        75
                                                    =======       =        =========

----------

(1) Exclusive of properties contributed by the Company and Whitehall upon formation of the joint venture.
(2) The Wellsford/Whitehall transactions described above were funded primarily by capital contributions from the Company and Whitehall, the assumption of $48,000,000 in mortgage debt which encumbered certain of the properties contributed by Whitehall and the proceeds of a term loan agreement (the "Wellsford/Whitehall Bridge Loan") by the Company to Wellsford/Whitehall.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% and $75,000,000 represents a secured mezzanine facility bearing interest at LIBOR + 3.20%. Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall. As of December 31, 1999 and 1998, approximately $238,700,000 and $276,200,000, respectively, was outstanding under the Wellsford/Whitehall Bank Facility (approximately $177,300,000 and $207,300,000, respectively, of which was under the senior facility). At December 31, 1999, Wellsford/Whitehall expects to borrow an additional $8,000,000 for tenant improvements and leasing commissions through March 31, 2000, when the ability to draw on this facility expires under the current terms of the Wellsford/Whitehall Bank Facility. The Wellsford/Whitehall Bank Facility contains certain financial covenants including limitations on distributions to members.

         The Company is entitled to receive incentive compensation payable out of distributions made by Wellsford/Whitehall (the "Promote") after return of capital and minimum annual returns of at least 15% to 17.5% on such capital balances to the Company and Whitehall (as defined in the Wellsford/Whitehall Operating Agreement (the "Operating Agreement")). Pursuant to the Operating Agreement, the Company is required to distribute to officers and employees of Wellsford/Whitehall and the Company, 50% or, in some cases, 55% of the Promote it receives. To date, the Company has not earned or received any distribution of the Promote and there can be no assurance that such Promote will be earned.

         In June 1999, the capital commitment requirements of Wellsford/Whitehall were modified from an aggregate of $150,000,000 ($75,000,000 by each partner) to an aggregate of $250,000,000. The Company's total portion is $85,000,000 of which $72,769,000 was contributed as of December 31, 1999 and Whitehall's total portion is $165,000,000 of which $101,604,000 was contributed as of December 31, 1999.

         In connection with the formation of Wellsford/Whitehall, the Company issued warrants (the "Whitehall Warrants") to Whitehall to purchase 4,132,230 shares of the Company's common stock at an exercise price of $12.10 per share. The Whitehall Warrants are exercisable until August 28, 2002. The exercise price for the Whitehall Warrants is payable in cash or membership units in Wellsford/Whitehall. As part of the new capital commitment from Whitehall in 1999, the Company issued to Whitehall additional warrants to purchase an additional 123,967 shares of the Company's common stock exercisable at $12.10 per share, payable in cash or in exchange for membership units of Wellsford/Whitehall, held by Whitehall based upon Wellsford/Whitehall's value as defined. These additional warrants are exercisable for five years and expire on May 28, 2004. Whitehall may exchange an additional $25,000,000 of the membership units it owns in Wellsford/Whitehall for shares of the Company's common stock or cash at the Company's sole discretion, based upon the price paid for such membership units and the current market value of the Company's common stock. As of December 31, 1999, no units have been converted.

         The Company has agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall except, in certain circumstances, where Wellsford/Whitehall has declined the investment opportunity.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
         ---------------------------------------------

         At December 31, 1999,  the  Company had  approximately  $65,000,000  of debt related investments, including approximately $37,300,000 of direct debt investments which bore interest at an average yield of approximately 11.31% and had an average remaining term to maturity of approximately 4.8 years and $27,700,000 in a company which was organized to invest in debt instruments. The Company also had venture capital investments of approximately $7,000,000 in a real estate related e-commerce company and other real estate-related ventures. In addition, the Company owned and operated seven commercial properties totaling approximately 597,000 square feet primarily located in the Northeastern United States and California.

         277 PARK
         In April 1997, the Company and Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The Company has advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345,000,000 (amortized balance of $332,580,000 at December 31, 1999) first mortgage loan (the "REMIC Loan") on the 277 Park Property. The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating annual rate during the tenth year equal to LIBOR + 5.15% or the Fleet National Bank base rate plus 5.15%, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,042,000, $3,042,000 and $2,000,000 per year in interest income, or 10.1%, 11.7%
         and 22.1% of its total non-joint venture revenues from the 277 Park Loan during 1999, 1998 and 1997, respectively.

         PATRIOT
         In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage. The Company has advanced $50,000,000 (its 50% share) pursuant to the second mortgage. The second mortgage is subordinate to a $75,000,000 first mortgage with Fleet National Bank. The loan bears interest at LIBOR + 4.75% with payments of interest only through August 2001 and principal and interest based on a 25-year amortization through the loan's maturity in July 2002 (the "Patriot Loan"). The Patriot Loan is secured by a fee interest in a 608,000 square foot mixed-use property in Boston, Massachusetts.

         THE ABBEY COMPANY
         In August 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and MGT expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. The Abbey Credit Facility will be made available to Abbey until September 2000. Advances under the facility can be made for up to 65% of the value of the borrowing base collateral which consisted of first mortgage loans on three properties (one each of office, industrial and retail), all cross-collateralized, totaling approximately 250,000 square feet at December 31, 1999.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         The Company's portion of the outstanding balance is approximately $4,300,000 and $46,000,000 at December 31, 1999 and 1998, respectively.
         Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Abbey Credit Facility. The Company is entitled to receive interest on its advances under the Abbey Credit Facility at LIBOR + 4.00%. The Company earned approximately $2,941,000, $3,920,000 and $827,000, or 9.8%,
         15.1% and 9.1% of its total non-joint venture revenues from the Abbey Credit Facility during 1999, 1998 and 1997, respectively.

         SAFEGUARD
         In December 1998, the Company and MGT originated a $90,000,000 credit facility secured by first mortgages (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility will be made available to Safeguard until April 2001. Advances under the facility can be made for up to 75% of the value of the borrowing base collateral which consists of nine self-storage properties, all cross-collateralized, totaling approximately 608,000 square feet at December 31, 1999. Under the terms of its participation agreement with MGT, the Company will fund a 50% junior participation on all advances under the Safeguard Credit Facility. The Company is entitled to receive interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00%.

         Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Belford Capital. This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 1999.

         DEBARTOLO
         In July 1998, the Company, Bank One, N.A. and several other financial institutions originated a $175,000,000 loan, in which the Company had an $18,000,000 participation (the "DeBartolo Loan"), to entities owned by Simon DeBartolo Group, L.P. The DeBartolo Loan is secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns mall space nationwide. The DeBartolo Loan bears interest at 8.547%, is payable quarterly, pays principal based on a 20-year amortization schedule and is due in July 2008. In March 1999, the amortized loan balance of approximately $17,600,000 was contributed to Belford Capital.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         WOODLANDS
         In December 1997, the Company, Fleet National Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369,000,000 (the "Woodlands Loan"). The Woodlands Loan consisted of a revolving credit loan in the principal amount of $179,000,000 (the "Revolving Loan"), a secured term loan in the principal amount of $130,000,000 (the "Secured Loan"), and a second secured term loan in the principal amount of $60,000,000 (the "Second Secured Loan"). The Company advanced $15,000,000 pursuant to the Second Secured Loan. The Second Secured Loan was subordinate to the Revolving Loan and the Secured Loan and bore interest equal to LIBOR + 4.40%. The principal amount of the Woodlands Loan was repaid in full prior to December 31, 1999. The Company earned approximately $1,295,000 and $1,517,000, or 4.3% and 5.8% of its total non-joint venture revenues from the Woodlands Loan during 1999 and 1998, respectively.

         REIT BRIDGE LOAN
         In August 1998, the Company, Deutsche Bank, N.A. and certain other lenders originated a $100,000,000 unsecured loan in which the Company had a $15,000,000 participation (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owns 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% and was due in February 1999, with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increase the interest rate to 12.00%. The borrower paid a 1.50% loan fee at origination and a 1.00% loan fee upon modification. This loan was repaid in full in July 1999.

         BROOMFIELD
         In January 1999, the Company acquired a parcel of land in Broomfield, Colorado for approximately $7,200,000 pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected approximately $400,000 of fees in 1998. In July 1999, the Company sold this land for $7,200,000 to a third party ("Buyer") and simultaneously collected an additional $1,100,000 in fees. The Company then purchased $11,740,000 of tax-exempt notes, bearing interest at 6.25% and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by the Buyer and were guaranteed by a AA rated bank. The notes were repaid in full in December 1999. The Company earned approximately $1,555,000 and $401,000, or 5.2% and 1.5% of its total non-joint venture revenues, on the Broomfield transaction during 1999 and 1998, respectively.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         BELFORD CAPITAL
         The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to a 51% owned joint venture special purpose finance company ("SPFC"), Belford Capital, with The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire") owning 10% and another entity owning the remaining 39%. The 1999 contribution was comprised of two of the Company's debt investments, the $17,600,000 DeBartolo Loan and the $8,100,000 outstanding balance of the Safeguard Credit Facility, net of $1,500,000 of cash received back from Belford Capital. The other partners contributed their respective shares of their capital contributions in cash. Belford Capital also assumed the first $25,000,000 of the Company's commitment to fund the Safeguard Credit Facility (including amounts advanced to date).

         LIBERTY HAMPSHIRE
         In July and August 1998, the Company invested a total of approximately $2,100,000 for a 4.20% interest in Liberty Hampshire, which structures, establishes and provides management and services for SPFCs formed to invest in financial assets.

         REIS REPORTS, INC.
         Belford Capital has invested $6,500,000 in Reis at December 31, 1999. The Company's share of this investment was approximately $3,321,000 at December 31, 1999.

         The following table presents a condensed balance sheet and operating data for Belford Capital (1998 amounts are unaudited):

         (amounts in thousands)

                                                       DECEMBER 31,
                                                       ------------
              CONDENSED OPERATING DATA          1999                 1998
              ------------------------          ----                 ----
         Investments......................  $     40,143          $     3,924
                                            ============          ===========
         Investment in Reis...............  $      6,500          $     5,000
                                            ============          ===========
         Total assets.....................  $     60,870          $     9,951
                                            ============          ===========
         Total equity.....................  $     60,639          $     9,928
                                            ============          ===========
         Total liabilities and equity.....  $     60,870          $     9,951
                                            ============          ===========


                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
          CONDENSED OPERATING DATA         1999               1998*
          ------------------------         ----               -----

         Interest..................    $     3,243        $      126
         Interest from Reis........            506               205
                                       -----------        ----------
         Total revenue.............          3,749               331
         Total expenses............            812                 1
                                       -----------        ----------
         Net income................    $     2,937        $      330
                                       ===========        ==========
----------

         *From inception of investment.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         CREAMER VITALE WELLSFORD/CLAIRBORNE INVESTORS
         In January 1998, the Company formed Creamer Vitale Wellsford, L.L.C. ("Creamer Vitale Wellsford") in which it has a 49% interest and acquired the same interest in a related real estate advisory and consulting firm.

         Creamer Vitale Wellsford, together with Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, have established the Clairborne Investors Mortgage Investment Program ("Clairborne") to make opportunistic investments and to provide liquidity to lenders and participants in mortgage loan transactions. The parties have agreed to contribute up to $150,000,000 to fund acquisitions approved by the parties, of which PREI will fund 90% and a subsidiary of the Company will fund 10%. Creamer Vitale Wellsford will originate, co-invest, and manage the investments of the program.

         The Company's original investment in these entities was $1,250,000 of cash and 148,000 five-year warrants to purchase the Company's common shares at $15.175 per share, valued at approximately $750,000 at that time. In November 1998, Clairborne acquired an approximate $17,000,000 participation in a $56,000,000 mortgage, bearing interest at LIBOR + 1.75% and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1,400,000 of the cost of this participation, which was prepaid entirely at the face amount during 1999 by the borrower.

         VALUE PROPERTY TRUST
         In February 1998, the Company completed the merger with VLP (the "VLP Merger") for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties with an allocated value upon purchase of approximately $38,300,000 containing an aggregate of approximately 597,000 square feet located primarily in the northeastern United States and California. VLP had cash of $60,800,000 and net other assets of $5,900,000 at the close of the transaction.

         Contractual future minimum lease payments from tenants of the VLP properties with operating leases for the next five years and thereafter are as follows:


              FOR THE YEARS ENDED DECEMBER 31,               AMOUNT
              --------------------------------               ------
         2000.....................................         $ 4,306,000
         2001.....................................           3,733,000
         2002.....................................           2,422,000
         2003.....................................           1,552,000
         2004.....................................             979,000
         Thereafter...............................           1,156,000

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         PROPERTY DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
         ---------------------------------------------------------------

         PALOMINO PARK
         The Company owns an approximate 80% interest in Phases I, II, III, IV and V of a 1,800-unit class A multifamily development ("Palomino Park") in a suburb of Denver, Colorado. EQR owns the remaining 20% interest. The Company has a related $14,755,000 tax exempt mortgage note payable which requires interest only payments at a variable rate (average rate for 1999 was approximately 3.4%) until it matures in December 2035 (the "Palomino Park Bonds"). The tax exempt mortgage note payable is security for tax-exempt bonds, which are backed by a letter of credit from a AA rated financial institution. The Company and an affiliate of EQR have guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon (the latter guarantee being the "EQR Enhancement").

         In December 1997, Phase I, known as Blue Ridge, was completed at a cost of approximately $41,500,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in January 2008 and bears interest at a fixed rate of 6.92%. Principal payments are based on a 30-year amortization schedule.

         In November 1998, Phase II, known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, the Company acquired the Red Canyon improvements and the related construction loan was repaid with the proceeds of a $27,000,000 permanent loan (the "Red Canyon Mortgage") secured by a first mortgage on Red Canyon. The Red Canyon Mortgage matures in December 2008 and bears interest at a fixed rate of 6.68%. Principal payments are based on a 30-year amortization schedule.

         The estimated total costs of the remaining three multifamily development phases at Palomino Park and related infrastructure costs at completion of these phases, including the Company's gross investment, which is included in construction in progress on the Company's consolidated financial statements, of approximately $30,748,000 at December 31, 1999, are as follows:


                                                    ESTIMATED           ESTIMATED
                    NAME              UNITS        TOTAL COST        COMPLETION DATE
                    ----              -----        ----------        ---------------
         Phase III ("Silver Mesa") .   264      $   40,000,000      July 2000
         Phase IV ("Green River") ..   424          55,000,000      Fourth Quarter 2001
         Phase V ("Gold Peak") .....   352          42,000,000      Fourth Quarter 2002
                                     -----      --------------
                                     1,040      $  137,000,000
                                     =====      ==============

         The third and fourth phases of this project are being developed pursuant to fixed-price contracts. The Company is committed to purchase 100% of the improvements upon completion and the achievement of certain occupancy levels of these phases. In addition, the Company is obligated to fund the first 20% of development costs on these phases as they are incurred.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         In May 1997, the Company acquired the land for Silver Mesa for approximately $2,100,000. In May 1998, the Company acquired the land for Green River for approximately $3,200,000. In May 1999, the Company acquired the land for Gold Peak for approximately $2,600,000. Construction in progress related to these three phases, including the cost of land, was approximately $30,748,000 at December 31, 1999.

         SONTERRA
         From the time of the Spin-off, the Company held a $17,800,000 mortgage on, and option to purchase, a 344-unit class A residential apartment complex ("Sonterra at Williams Centre") located in Tucson, Arizona.

         In January 1998, the Company exercised its option and acquired Sonterra at Williams Centre for approximately $20,500,000, including satisfaction of the mortgage. In February 1998, the Company closed on $16,400,000 of first mortgage financing (the "Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments are based on a 30-year amortization schedule.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the historical cost and fair value of the Company's financial instruments at December 31, 1999 and 1998:

(amounts in thousands)

                         HISTORICAL COST AT DECEMBER 31,   FAIR VALUE AT DECEMBER 31,
                         -------------------------------   --------------------------
NOTES RECEIVABLE (A)            1999        1998              1999          1998
--------------------            ----        ----              ----          ----
Fixed rate:
   277 Park Loan ..........   $ 25,000    $ 25,000          $ 25,508 (C)  $ 27,580 (C)
   REIT Bridge Loan .......       --        15,000              --          15,000 (G)
   DeBartolo Loan .........       --        17,678              --          16,916 (C)
                              --------    --------          --------      --------
Total fixed rate notes ....     25,000      57,678            25,508        59,496
                              --------    --------          --------      --------
Floating rate:
   Patriot Loan ...........      5,000        --               5,000 (D)     --
   Abbey Credit Facility ..      4,251      46,019             4,251 (D)    46,019 (D)
   Safeguard Loan .........      2,900       5,913             2,900 (D)     5,913 (D)
   Woodlands Loan .........       --        15,000              --          15,000 (D)
   Other ..................        109          96               109 (D)        96 (D)
                              --------    --------          --------      --------
Total floating rate notes .     12,260      67,028            12,260        67,028
                              --------    --------          --------      --------
Total notes receivable ....   $ 37,260    $124,706          $ 37,768      $126,524
                              ========    ========          ========      ========

         DEBT (B)
         --------
WRP Bank Facility .........   $   --      $ 17,000          $   --        $ 17,000 (E)
Wellsford Finance Bank
     Facility .............       --          --                --           --
Wellsford Capital Mortgage      28,000      28,000            28,000 (E)    28,000 (E)
Palomino Park Bonds .......     14,755      14,755            14,755 (E)    14,755 (E)
                              --------    --------          --------      --------
Total floating rate debt ..     42,755      59,755            42,755        59,755
                              --------    --------          --------      --------
Blue Ridge Mortgage .......     33,763      34,144            34,813 (F)    34,144 (H)
Red Canyon Mortgage .......     26,683      27,000            28,063 (F)    27,000 (I)
Sonterra Mortgage .........     16,114      16,278            16,615 (F)    16,278 (H)
                              --------    --------          --------      --------
Total fixed rate debt .....     76,560      77,422            79,491        77,422
                              --------    --------          --------      --------
Total debt ................   $119,315    $137,177          $122,246      $137,177
                              ========    ========          ========      ========


----------
[FN]

     (A)  For more  information, see Footnote 4.
     (B)  For more information, see Footnote 5.
     (C) The fair value of the Company's fixed rate investment was determined by reference to various market data.
     (D) The fair value of the Company's floating rate investments is considered to be their carrying amount.
     (E) The fair value of the Company's floating rate debt is considered to be its carrying amount.
     (F) The fair value of the Company's fixed rate debt was determined by reference to various market data.
     (G) The fair value of this short-term investment is considered to be its carrying amount.
     (H) The fair value of this mortgage is considered to be its carrying amount since it is similar in both terms and collateral to the Red Canyon Mortgage, which reflects current market conditions (see (I) below).
     (I) The fair value of this mortgage is considered to be its carrying amount as it is a recently executed transaction reflective of current market conditions.

              WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.      SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)

         Summarized consolidated quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:


              1999                                           FOR THE THREE MONTHS ENDED
              ----                         -------------------------------------------------------------
                                           MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                           --------          -------       ------------      -----------
Revenue .............................    $  7,951,667     $  8,580,213     $  6,873,537     $  6,764,625
Expenses ............................       5,489,340        7,303,956        7,102,567        9,030,581
Income from joint ventures ..........       1,016,794        1,905,519        3,160,343        3,539,296
Minority interest ...................          (7,872)          (9,566)         (43,405)           6,094
                                         ------------     ------------     ------------     ------------
Income before taxes .................       3,471,249        3,172,210        2,887,908        1,279,434
Income tax expense (credit) .........         863,000          731,000          702,000         (346,000)
                                         ------------     ------------     ------------     ------------
Net income ..........................    $  2,608,249     $  2,441,210     $  2,185,908     $  1,625,434
                                         ============     ============     ============     ============
Net income per common share, basic*      $       0.13     $       0.12     $       0.11     $       0.08
                                         ============     ============     ============     ============
Net income per common share, diluted*    $       0.13     $       0.12     $       0.11     $       0.08
                                         ============     ============     ============     ============
Weighted average number of common
    shares outstanding, basic .......      20,750,411       20,763,378       20,697,390       20,367,236
                                         ============     ============     ============     ============
Weighted average number of common
    shares outstanding, diluted .....      20,773,391       20,797,955       20,723,010       20,375,850
                                         ============     ============     ============     ============


              1998                                           FOR THE THREE MONTHS ENDED
              ----                         -------------------------------------------------------------
                                           MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                           --------          -------       ------------      -----------
Revenue .............................    $  5,959,302     $  6,090,863     $  6,444,143     $  7,521,273
Expenses ............................       3,481,015        4,144,236        4,783,648        4,896,920
Income from joint ventures ..........         265,866        2,268,076          333,679          655,451
Gain on sale of investment ..........            --               --               --            138,770
Minority interest ...................         (18,864)         (16,436)          (6,434)         (35,816)
                                         ------------     ------------     ------------     ------------
Income before taxes .................       2,725,289        4,198,267        1,987,740        3,382,758
Income tax expense (credit)..........       1,248,000        1,984,000       (1,029,000)         647,298
                                         ------------     ------------     ------------     ------------
Net income ..........................    $  1,477,289     $  2,214,267     $  3,016,740     $  2,735,460
                                         ============     ============     ============     ============
Net income per common share, basic*      $       0.08     $       0.11     $       0.15     $       0.13
                                         ============     ============     ============     ============
Net income per common share, diluted*    $       0.08     $       0.10     $       0.15     $       0.13
                                         ============     ============     ============     ============
Weighted average number of common
    shares outstanding, basic .......      18,376,910       20,349,688       20,349,688       20,441,157
                                         ============     ============     ============     ============
Weighted average number of common
    shares outstanding, diluted .....      19,337,976       21,210,805       20,503,990       20,450,680
                                         ============     ============     ============     ============
----------

         *Aggregate quarterly earnings per share amounts may not equal annual amounts presented elsewhere in these consolidated financial statements due to rounding differences.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------
Report of Independent Auditors............................................F-36

Consolidated Balance Sheets...............................................F-37

Consolidated Statements of Income.........................................F-38

Consolidated Statements of Changes in Members' Equity.....................F-39

Consolidated Statements of Cash Flows.....................................F-40

Notes to Consolidated Financial Statements................................F-42

                         REPORT OF INDEPENDENT AUDITORS

To the Members of
Wellsford/Whitehall Group, L.L.C. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Group, L.L.C. (formerly Wellsford/Whitehall Properties II, L.L.C.) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and
the related consolidated statements of income, changes in members' equity and cash flows for the years ended December 31, 1999 and 1998, and for the period from August 28, 1997 (Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Group, L.L.C. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, and for the period from August 28, 1997 (Inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP


New York, New York
February 15, 2000

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                DECEMBER 31,
                                                                ------------
                                                           1999              1998
                                                           ----              ----
ASSETS
Real estate assets, at cost:
   Land ..........................................    $  64,399,873     $  61,131,765
   Buildings and improvements ....................      392,057,176       387,897,683
                                                      -------------     -------------
                                                        456,457,049       449,029,448
      Less accumulated depreciation ..............      (17,650,723)       (8,484,889)
                                                      -------------     -------------
                                                        438,806,326       440,544,559
   Construction in progress ......................      112,345,379        52,662,902
                                                      -------------     -------------
                                                        551,151,705       493,207,461

Cash and cash equivalents ........................        8,468,462         6,410,614
Restricted cash ..................................        5,495,300         2,174,026
Deferred  costs, less accumulated amortization ...        1,932,440         3,764,980
Receivables, prepaids and other assets ...........        5,230,859         5,823,846
                                                      -------------     -------------
Total assets .....................................    $ 572,278,766     $ 511,380,927
                                                      =============     =============
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
   Mortgages payable .............................    $ 110,830,847     $  68,043,333
   Secured senior credit facility ................      177,260,995       207,289,846
   Secured mezzanine credit facility .............       61,400,270        68,907,482
   Accrued expenses and other liabilities ........       14,166,844        11,224,384
   Distributions payable .........................        5,599,034         3,298,814
   Ground lease obligation .......................        1,108,099              --
   Security deposits .............................        1,173,082           751,234
                                                      -------------     -------------
Total liabilities ................................      371,539,171       359,515,093
                                                      -------------     -------------

Commitments and contingencies ....................             --                --

Members' equity:
   Membership units, $.01 par value per unit .....          132,111            99,403
   Paid in capital ...............................      181,841,448       130,032,663
   Series A convertible preferred membership units       19,000,000        19,000,000
   Retained earnings/(deficit) ...................         (233,964)        2,733,768
                                                      -------------     -------------
Total members' equity ............................      200,739,595       151,865,834
                                                      -------------     -------------
Total liabilities and members' equity ............    $ 572,278,766     $ 511,380,927
                                                      =============     =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  FOR THE PERIOD FROM
                                                FOR THE YEARS ENDED DECEMBER 31,    AUGUST 28, 1997
                                                --------------------------------    (INCEPTION) TO
                                                      1999             1998        DECEMBER 31, 1997
                                                      ----             ----        -----------------
Revenues:
   Rental income ............................    $ 73,355,970     $ 52,514,859       $  8,334,619
   Interest and other income ................       1,319,987        1,108,437            193,086
                                                 ------------     ------------       ------------
          Total revenues ....................      74,675,957       53,623,296          8,527,705
                                                 ------------     ------------       ------------
Expenses:
   Property operations and maintenance ......      18,141,650       13,379,303          2,346,644
   Real estate taxes ........................       7,891,159        5,550,662            970,501
   Depreciation and amortization ............      11,701,917        7,387,077          1,219,849
   Property and asset management ............       1,398,399        1,348,552            175,873
   Interest .................................      25,586,242       19,085,016          2,949,280
   General and administrative ...............       8,142,147        3,299,496            835,349
                                                 ------------     ------------       ------------
          Total expenses ....................      72,861,514       50,050,106          8,497,496
                                                 ------------     ------------       ------------
Income available before gains on dispositions
   and preferred distributions ..............       1,814,443        3,573,190             30,209
Gains on dispositions .......................      15,642,149        2,866,183               --
                                                 ------------     ------------       ------------
Income available for members before
   preferred distributions ..................      17,456,592        6,439,373             30,209
Preferred distributions .....................      (1,140,000)        (728,333)              --
                                                 ------------     ------------       ------------
Net income available for members ............    $ 16,316,592     $  5,711,040       $     30,209
                                                 ============     ============       ============
Net income per membership unit, basic .......    $       1.42     $       0.69       $       0.01
                                                 ============     ============       ============
Net income per membership unit, diluted .....    $       1.39     $       0.69       $       0.01
                                                 ============     ============       ============
Weighted average number of  membership
   units outstanding, basic .................      11,526,864        8,291,273          5,277,314
                                                 ============     ============       ============
Weighted average number of membership units
   outstanding, diluted .....................      12,545,264        8,291,273          5,277,314
                                                 ============     ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
      FOR THE PERIOD FROM AUGUST 28, 1997 (INCEPTION) TO DECEMBER 31, 1999


                                                                                 SERIES A
                                                                               CONVERTIBLE
                                       MEMBERSHIP UNITS                         PREFERRED           RETAINED         TOTAL
                                       ----------------          PAID-IN        MEMBERSHIP          EARNINGS/       MEMBERS'
                                      UNITS        AMOUNT        CAPITAL           UNITS            (DEFICIT)        EQUITY
                                      -----        ------        -------           -----            ---------        ------
Initial equity contributions -
    August 28, 1997 (Inception)     5,000,000    $ 50,000    $  49,950,000    $        --       $        --       $  50,000,000
Additional equity contributions     1,485,508      14,855       24,080,079             --                --          24,094,934
Net income .....................         --          --               --               --              30,209            30,209
                                   ----------    --------    -------------    -------------     -------------     -------------
December 31, 1997 ..............    6,485,508      64,855       74,030,079             --              30,209        74,125,143

Issuance of membership units in
   connection with contribution
   of assets ...................      468,557       4,686        7,595,309       19,000,000              --          26,599,995
Additional equity contributions     2,986,260      29,862       48,407,275             --                --          48,437,137
Net income .....................         --          --               --            728,333         5,711,040         6,439,373
Distributions ..................         --          --               --           (728,333)       (3,007,481)       (3,735,814)
                                   ----------    --------    -------------    -------------     -------------     -------------
December 31, 1998 ..............    9,940,325      99,403      130,032,663       19,000,000         2,733,768       151,865,834

Additional equity contributions,
   net .........................    3,270,756      32,708       51,808,785             --                --          51,841,493
Net income .....................         --          --               --          1,140,000        16,316,592        17,456,592
Distributions ..................         --          --               --         (1,140,000)      (19,284,324)      (20,424,324)
                                   ----------    --------    -------------    -------------     -------------     -------------
December 31, 1999 ..............   13,211,081    $132,111    $ 181,841,448    $  19,000,000     $    (233,964)    $ 200,739,595
                                   ==========    ========    =============    =============     =============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             FOR THE PERIOD FROM
                                                           FOR THE YEARS ENDED DECEMBER 31,    AUGUST 28, 1997
                                                           --------------------------------    (INCEPTION) TO
                                                                1999              1998        DECEMBER 31, 1997
                                                                ----              ----        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Basic Earnings ........................................    $  17,456,592     $   6,439,373     $      30,209
Adjustments to reconcile basic earnings to net cash
   provided by operating activities:
     Gain on disposal of real estate assets ...........      (15,642,149)       (2,866,183)             --
     Depreciation and amortization ....................       11,701,917         7,387,077         1,233,889
     Amortization of deferred financing costs .........        2,826,429         1,672,413              --
     Deferred rental revenue ..........................       (1,217,697)       (1,476,178)         (380,103)
     Decrease (increase) in assets:
        Receivables, prepaids and other assets ........           40,372          (851,453)          192,076
     Increase in liabilities:
        Accrued expenses and other liabilities ........          777,086         4,828,066         1,285,498
        Security deposits .............................          421,848           157,140              --
                                                           -------------     -------------     -------------
     Net cash provided by operating activities ........       16,364,398        15,290,255         2,361,569
                                                           -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate assets ....................      (74,232,052)     (163,082,206)      (46,768,417)
Prepaid acquisition costs .............................             --          (1,124,579)             --
Disposal of real estate assets, net of selling expenses       71,957,877         4,561,013              --
Improvements to real estate assets ....................      (39,730,980)      (22,066,915)      (15,519,011)
                                                           -------------     -------------     -------------
     Net cash used in investing activities ............      (42,005,155)     (181,712,687)      (62,287,428)
                                                           -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loans ..............................             --          23,587,620       107,925,000
Proceeds from credit facilities .......................             --          67,037,844        38,984,000
Proceeds from mortgage loans ..........................       35,645,000              --             375,602
Proceeds from unsecured loan ..........................             --                --          48,025,000
Proceeds from secured senior credit facility ..........        5,913,930       207,289,846              --
Proceeds from secured mezzanine credit facility .......        1,478,482        68,907,482              --
Repayment of term loans ...............................             --        (131,512,620)             --
Repayment of credit facilities ........................             --        (106,021,844)             --
Repayment of mortgage loans ...........................         (623,205)         (297,483)      (48,468,556)
Repayment of unsecured loan ...........................             --          (4,283,925)     (105,440,515)
Repayment of secured senior credit facility ...........      (35,942,780)             --                --
Repayment of secured mezzanine credit facility ........       (8,985,695)             --                --
Increase in restricted cash ...........................       (3,321,274)       (2,174,026)             --
Deferred financing and organization costs .............         (183,242)         (578,244)       (4,774,774)
Preferred distributions ...............................       (1,140,000)         (437,000)             --
Member distributions ..................................      (16,984,104)             --                --
Initial cash contribution .............................             --                --           2,083,427
Equity contributions, net .............................       51,841,493        48,437,137        24,094,934
                                                           -------------     -------------     -------------
Net cash provided by financing activities .............       27,698,605       169,954,787        62,804,118
                                                           -------------     -------------     -------------
Net  increase in cash and cash equivalents ............        2,057,848         3,532,355         2,878,259
Cash and cash equivalents, beginning of period ........        6,410,614         2,878,259              --
                                                           -------------     -------------     -------------
Cash and cash equivalents, end of period ..............    $   8,468,462     $   6,410,614     $   2,878,259
                                                           =============     =============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                             FOR THE PERIOD FROM
                                                           FOR THE YEARS ENDED DECEMBER 31,    AUGUST 28, 1997
                                                           --------------------------------    (INCEPTION) TO
                                                                1999              1998        DECEMBER 31, 1997
                                                                ----              ----        -----------------

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest.................................    $  28,615,307     $  18,296,284     $   2,953,786
                                                           =============     =============     =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
Initial contribution of real estate assets.............                                        $ 157,927,131
Initial contribution of other assets...................                                              968,786
Assumption of unsecured loan...........................                                          (61,699,440)
Assumption of mortgage.................................                                          (48,092,954)
Assumption of other liabilities........................                                           (1,186,950)
Initial equity contribution............................                                          (50,000,000)
                                                                                               -------------
Initial cash contribution..............................                                        $  (2,083,427)
                                                                                               =============
Membership units issued in exchange for contribution
     of real estate assets.....................                              $   7,599,995
Series A convertible preferred membership units issued
     in exchange for contribution of real estate assets                         19,000,000
Assumption of mortgage loan............................                         68,340,816
Purchase of real estate assets.........................                       (94,940,811)
                                                                             -------------
                                                                             $      --
                                                                             =============
Seller financing - 2nd Mortgage - One Mall.............    $   2,750,000
Assumption of Mortgage IDS Loan - One Mall.............        5,015,719
Capitalized Lease Obligation - Airport Park...........         1,108,099
                                                           -------------
                                                           $   8,873,818
                                                           =============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

         Wellsford/Whitehall Group, L.L.C. and subsidiaries (the "Company") was formed in May 1999 by the then members of Wellsford/Whitehall Properties II, L.L.C. ("Properties"). Properties was a joint venture between Wellsford Commercial Properties Trust ("WCPT"), a subsidiary of Wellsford Real Properties, Inc. ("WRP"), WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., and the Saracen Members (the "Members"). Properties (formerly Wellsford/Whitehall Properties, L.L.C.) was formed on August 28, 1997 as a private real estate operating company.

         On May 28, 1999 the Whitehall interests were partially transferred to two of its affiliates and all the Members assigned their interests in Properties to the Company. No other changes occurred in the operations of the owned properties at that time. The Company will terminate on December 31, 2045, unless sooner by the written consent of the Members.

         On May 15, 1998 thirteen office buildings located in suburban Boston with an aggregate value of approximately $148,700,000 were contributed to Properties for a combination of cash, Series A convertible preferred membership units and membership units (the "Saracen Transaction"). In connection with this transaction, several shareholders of the Saracen Companies (the "Saracen Members") were issued both Series A convertible preferred membership units and membership units and Properties assumed a mortgage loan on six of the properties aggregating approximately $68,300,000.

         The Company seeks to acquire commercial properties and create value through adaptive reuse. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring stabilized properties. The Company's current target markets include New York, New Jersey, Connecticut, Boston, Philadelphia, Baltimore and the Washington D.C.
         metropolitan areas. WCPT manages the Company through WRP on a day-to-day basis, and certain major and operational decisions require the consent of the Members. WCPT intends to qualify as a real estate investment trust ("REIT").

         As of December 31, 1999, the Company owned and operated 41 office properties totaling approximately 4,920,000 square feet, including approximately 1,451,000 square feet under renovation. The properties are located in Northern New Jersey (19), Downtown and Suburban Boston
         (17), and Suburban Baltimore (5).

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and Properties and its wholly-owned subsidiaries for their respective periods of ownership. All significant inter-company accounts and transactions among the Company and Properties and their subsidiaries have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS. The Company considers all demand and money market accounts and short term investments in government funds with an original maturity of three months or less when purchased to be cash and cash equivalents.

         RESTRICTED CASH. Restricted cash primarily consists of debt service reserve balances.

         REAL ESTATE AND DEPRECIATION. Real estate assets are stated at cost. Costs directly related to the acquisition and improvement of real estate are capitalized, including the purchase price, legal fees, acquisition costs, interest, property taxes and other operational costs during the period of development and until the lease up of the acquired development properties.

         Ordinary repairs and maintenance items are expensed as incurred. Replacements and betterments are capitalized and depreciated over their estimated useful lives. Tenant improvements and leasing commissions are capitalized and amortized over the terms of the related leases.

         Depreciation is computed over the expected useful lives of the depreciable property on a straight-line basis, principally 40 years for commercial properties and 5 to 12 years for furnishings and equipment.

         Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 has not had an impact on the accompanying consolidated financial statements.

         DEFERRED COSTS. Deferred costs consist primarily of costs incurred to obtain financing. Such deferred financing costs are amortized over the expected term of the respective agreement; such amortization is included in interest expense in the accompanying Consolidated Statements of Income.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents and long term debt. The Company believes that the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. In addition, the Company believes that the carrying values of its senior secured credit facility, its secured mezzanine credit facility and certain mortgages approximate fair values because such debt consists of variable rate debt that reprices frequently. The Company believes that the carrying values of the remainder of the mortgage loans approximate fair values based upon various market data analysis.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INTEREST-RATE SWAP AGREEMENT. To reduce the impact of certain changes in interest rates on its long-term debt, the Company has entered into an interest-rate swap agreement during 1998. This agreement involves the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is settled quarterly and recognized as an adjustment to interest expense (the accrual accounting method). The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rate are not recognized in the accompanying financial statements. There have been no gains or losses on termination of interest-rate swap agreements in 1999 or 1998.

         PROFIT AND REVENUE RECOGNITION. Sales of real estate assets are recognized at closing, subject to the receipt of down payments and other requirements in accordance with applicable accounting guidelines.

         Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases.

         INCOME TAXES. The Company is a limited liability company as were the predecessor companies. In accordance with the tax law regarding such entities, each of the Company's membership unit holders is responsible for reporting their share of the Company's taxable income or loss on their separate tax returns. Accordingly, the Company has recorded no provision for federal, state or local income taxes.

         PER UNIT DATA. Net income per membership unit is computed based upon the weighted average number of membership units outstanding during the period. The assumed conversion of the Series A convertible preferred membership units is dilutive in 1999 and anti-dilutive in 1998. The Company had no dilutive securities during 1997.

         ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS. Certain reclassifications have been made to the prior period presentation to conform with the current year.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 was required to be adopted in years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its consolidated financial position or consolidated results of operations.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.       COMMERCIAL PROPERTIES

         The Company owns the following commercial properties at December 31, 1999 and 1998:

         Properties Collateralizing Bank Facility*
         -----------------------------------------
         (amounts in thousands, except square foot amounts)


                                                                                         YEAR
                                                        SQUARE FEET (UNAUDITED)       CONSTRUCTED/       GROSS INVESTMENT
                                                        -----------------------      REHABILITATED       ----------------
         PROPERTY                    LOCATION             1999         1998           (UNAUDITED)        1999        1998
         --------                    --------             ----         ----           -----------        ----        ----
Pointview Corporate Center ..    Wayne, NJ                515,000      515,000         1976/1998     $  38,935    $  32,369
1800 Valley Road ............    Wayne, NJ                 56,000       56,000           1980            4,070        4,122
Greenbrook Corporate Center..    Fairfield, NJ            201,000      201,000           1987           24,617       24,472
Chatham Executive Center ....    Chatham, NJ               63,000       63,000         1972/1997        10,840       10,855
300 Atrium Drive ............    Somerset, NJ             150,000      150,000           1983           18,976       18,489
400 Atrium Drive ............    Somerset, NJ             355,000      355,000           1985           35,519       32,795
500 Atrium Drive ............    Somerset, NJ             169,000      169,000           1984           21,239       20,721
700 Atrium Drive ............    Somerset, NJ             181,000      181,000           1985           18,167       18,167
1275 K Street ...............    Washington, DC              --        225,000           1983             --         35,422
Mountain Heights Center I ...    Berkeley Hts, NJ         183,000      183,000      1968/1986/1998      25,544       25,394
Mountain Heights Center II ..    Berkeley Hts, NJ         115,000      115,000      1968/1986/1998      18,086        9,802
Morris Technology Center ....    Parsippany, NJ           244,000      244,000      1963/1977/1998      14,757        8,417
15 Broad Street .............    Boston, MA                  --         65,000         1920/1984          --          5,599
600 Atrium Drive (land) .....    Somerset, NJ                 N/A          N/A            N/A            2,336        2,075
Garden State Exhibit Center .    Somerset, NJ              82,000       82,000         1968/1989         5,841        5,832
150 Wells Avenue ............    Newton, MA                11,000       11,000           1987            1,273        1,273
72 River Park ...............    Needham, MA               22,000       22,000           1983            2,630        2,630
70 Wells Avenue .............    Newton, MA                29,000       29,000           1979            3,930        3,930
160 Wells Avenue ............    Newton, MA                19,000       19,000         1970/1997         3,421        3,421
2331 Congress Street ........    Portland, ME              24,000       24,000           1980            2,158        2,158
60/74 Turner Street .........    Waltham, MA               16,000       16,000           1970            2,153        2,153
100 Wells Avenue ............    Newton, MA                21,000       21,000           1978            2,548        2,548
333 Elm Street ..............    Dedham, MA                48,000       48,000           1983            5,836        5,814
Dedham Place ................    Dedham, MA               160,000      160,000           1987           27,190       27,189
128 Technology Center .......    Waltham, MA              218,000      218,000           1986           36,186       36,138
201 University Avenue .......    Westwood, MA              82,000       82,000           1982           10,227        9,677
7/57 Wells Avenue ...........    Newton, MA                88,000       88,000           1982           12,390       12,089
75/85/95 Wells Avenue .......    Newton, MA               242,000      242,000        1976/1986         40,315       40,127
117 Kendrick Street .........    Needham, MA              209,000      209,000           1963           22,247       13,292
140 Kendrick Street .........    Needham, MA                 --        261,000           1963             --         16,266
Shattuck Office Center ......    Andover, MA               63,000       63,000           1985            7,646        7,597
180/188 Mt Airy Road ........    Basking Ridge, NJ        104,000      104,000           1980           15,782       15,649
377/379 Campus Drive ........    Franklin Twp, NJ         199,000      199,000           1984           22,934       22,934
6301 Stevens Forest Lane ....    Columbia, MD              38,000       38,000           1980            4,519        2,640
One Mall North ..............    Columbia, MD              97,000         --          1978/1998         10,733         --
105 Challenger Road .........    Ridgefield Park, NJ      147,000      147,000           1992           21,002       19,636
                                                        ---------    ---------                         -------      -------
                                                        4,151,000    4,605,000                         494,047      501,692
                                                        =========    =========                         =======      =======


               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         COMMERCIAL PROPERTIES (CONTINUED)

         Properties Collateralizing Other Mortgages or Unencumbered
         ----------------------------------------------------------

                                                                                         YEAR
                                                        SQUARE FEET (UNAUDITED)       CONSTRUCTED/       GROSS INVESTMENT
                                                        -----------------------      REHABILITATED       ----------------
         PROPERTY                    LOCATION             1999         1998           (UNAUDITED)        1999        1998
         --------                    --------             ----         ----           -----------        ----        ----
150 Mount Bethel Road .......    Warren, NJ               129,000         --             1981            8,037         --
79 Milk Street ..............    Boston, MA                64,000         --          1920/1998         10,408         --
24 Federal Street ...........    Boston, MA                68,000         --          1921/1997         13,895         --
McDonough Crossroads ........    Owings Mills, MD          32,000         --             1988            3,893         --
Airport Park ................    Hanover Twp, NJ           96,000         --             1979           12,554         --
Airport Park-Land** .........    Hanover Twp, NJ              N/A         --             N/A             2,089         --
Oakland Ridge** .............    Columbia, MD             144,000         --             1972            3,962         --
401 North Washington** ......    Rockville, MD            236,000         --             1972           19,917         --
                                                        ---------    ---------                      ----------    ---------
                                                          769,000         --                            74,755         --
                                                        ---------    ---------                      ----------    ---------
Total Commercial Properties .....................       4,920,000    4,605,000                      $  568,802    $ 501,692
                                                        =========    =========                      ==========    =========
----------

         *In addition, 333 Elm Street, Dedham Place, 128 Technology Center, 201 University Avenue, 7/57 Wells Avenue and 75/85/95 Wells Avenue are also encumbered by the Nomura Loan.
         **Unencumbered.

         No individual tenant aggregated greater than 7% of rental revenue in 1999 and 9% in 1998.

         The Company capitalizes interest related to buildings under renovation to the extent such assets qualify for capitalization. Total interest incurred and capitalized was $28,627,209 and $5,867,396 and $20,385,672 and $2,973,069 respectively, for the years ended December 31, 1999 and December 31, 1998 and $4,207,793 and $1,258,513, respectively, for the period from August 28, 1997 (Inception) to December 31, 1997 (the "Period").

         The Company sold the following buildings and properties:


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                   1999           1998
                                                                   ----           ----
Number of buildings (including a small land parcel in 1999)              4              1
                                                               ===========    ===========
Net sales proceeds (approximate) ..........................    $71,958,000    $ 4,561,000
                                                               ===========    ===========
Gains on sales ............................................    $15,642,149    $ 2,866,183
                                                               ===========    ===========

4.       LEASES

         Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         LEASES (CONTINUED)

         Non-cancelable operating leases with tenants expire on various dates through 2015. The future minimum lease payments to be received under leases existing as of December 31, 1999 are as follows:


         (amounts in thousands)

                                PROPERTIES COLLATERALIZING
       FOR THE YEARS            --------------------------
           ENDED                     BANK
        DECEMBER 31,     TOTAL     FACILITY      OTHER
        ------------     -----     --------      -----
         2000 .....    $ 64,178    $ 59,292    $  4,886
         2001 .....      62,764      58,636       4,128
         2002 .....      59,931      56,765       3,166
         2003 .....      44,390      41,803       2,587
         2004 .....      26,592      24,850       1,742
         Thereafter      57,676      55,925       1,751
                       --------    --------    --------
         Total ....    $315,531    $297,271    $ 18,260
                       ========    ========    ========

         The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses which amounted to approximately $6,543,000, $4,878,000 and $602,000 for the years ended December 31, 1999 and 1998 and the Period, respectively.

5.       GROUND LEASE

         The leasehold interests in two buildings totaling 291,000 square feet and 15.22 acres of developable land are subject to ground leases. At December 31, 1999, future minimum rental payments under the leases which expire in October 2066, April 2077 and January 2084, are as follows:


         (amounts in thousands)

        FOR THE YEARS ENDED DECEMBER 31,   AMOUNT
        --------------------------------   ------
         2000 ..........................  $   214
         2001 ..........................      215
         2002 ..........................      216
         2003 ..........................      218
         2004 ..........................      231
         Thereafter ....................   27,749
                                          -------
         Total .........................  $28,843
                                          =======

6.       LONG TERM DEBT

         The Company's long term debt consisted of the following:


         (amounts in thousands)
                                                                DECEMBER 31,
                                                                ------------
             DEBT                       MATURITY DATE         1999        1998
             ----                       -------------         ----        ----
Secured Senior Credit Facility ..    December 2000          $177,261    $207,290
Secured Mezzanine Credit Facility    December 2000            61,400      68,907
Nomura Loan .....................    February 2027            67,469      68,043
Other Mortgage Loans ............    May 2002 - May 2019      43,362        --
                                                            --------    --------
                                                            $349,492    $344,240
                                                            ========    ========

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         LONG TERM DEBT (CONTINUED)

         The Company's transactions described in Note 1 were funded primarily by capital contributions from WCPT and Whitehall, by approximately $47,600,000 in debt which encumbered certain of the properties contributed by Whitehall (the "Atrium Loan") which was assumed by the Company, and by a mortgage ("Mortgage") between the Company and WRP.

         The Atrium Loan bore interest at LIBOR + 3.00% and was due on May 15, 2000. The lender on this loan was Goldman Sachs Mortgage Company. This loan was repaid in December 1997.

         Pursuant to an unsecured loan, WRP had agreed to loan the Company up to approximately $86,300,000 bearing interest at LIBOR + 3.00% until November 1997 and at LIBOR + 4.00% until maturity in June 1998 (the "Unsecured Loan"). This loan, aggregating $4,283,925 at December 31, 1997, was repaid in June 1998. Interest expense on the Unsecured Loan was $145,321 and $2,137,488 in 1998 and the Period, respectively.

         In December 1997, the Company obtained a $375,000,000 loan facility (the "Prior Bank Facility") consisting of a secured term loan facility ("Secured Term Loan") of up to $225,000,000 and a secured revolving credit facility ("Secured Revolving Credit Facility") of up to $150,000,000. The term loan facility bore interest at LIBOR + 1.60% and had a term of four years; the revolving credit facility bore interest at LIBOR + 2.50% and had a term of three years. Interest expense on the Prior Bank Facility was $7,456,062 in 1998.

         In July 1998, the Company modified the Prior Bank Facility with Fleet National Bank and Goldman Sachs Mortgage to provide for a secured senior credit facility ("Secured Senior Credit Facility") of up to $300,000,000 and a secured mezzanine credit facility ("Secured Mezzanine Credit Facility") of up to $75,000,000 (collectively, the "Bank Facility"). The loans bear interest at LIBOR + 1.65% and LIBOR + 3.20%, respectively, are due on December 15, 2000 and may be renewed by the Company for an additional twelve months, subject to certain conditions. The proceeds from the Bank Facility were used to repay amounts outstanding under the Prior Bank Facility. At December 31,
         1999, the Company expected to borrow an additional $8,000,000 for tenant improvements and leasing commisions, through March 31, 2000, when the ability to draw on this facility expires under the current terms of the Bank Facility. Interest expense on the Secured Senior Credit Facility and the Secured Mezzanine Credit Facility was $15,293,524 and $6,088,260, respectively, in 1999 and $6,643,428 and
         $2,697,381, respectively, in 1998. The 30-day LIBOR was 6.30% and 4.94% at December 31, 1999 and 1998, respectively.

         WRP and Whitehall each have made limited guarantees of the Bank Facility on behalf of the Company. WRP and Whitehall each have guaranteed joint and severally up to a 50% share of the principal amount of $24,500,000 and 50% share of interest on the $375,000,000 term and mezzanine loans in the event of certain defaults or non-compliance by the Company.

         In connection with the Saracen transaction, the Company assumed a mortgage loan held by Nomura Asset Capital Corporation in the original amount of approximately $68,341,000 (the "Nomura Loan"). The loan bears interest at a rate of 8.03% and requires monthly payments of principal and interest until maturity in February 2027.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         LONG TERM DEBT (CONTINUED)

         During 1999, the Company obtained six mortgages to acquire and improve five properties including one second mortgage provided by the seller on one property (the "Other Mortgage Loans"). The interest rates on the Other Mortgage Loans range from the LIBOR + 2.05% to 10.50% and the maturity dates range from May 30, 2002 to May 31, 2019.

         The Bank Facility and the Nomura Loan contain various customary covenants including the ratio of liabilities to assets, debt service coverage, minimum equity, and the amount of distributions that can be paid to Members among other covenants. As of December 31, 1999 and 1998, the Company was in compliance with the terms of covenants under all loan agreements.

         The aggregate maturities for the Company's long-term debt obligations for each of the next five years and thereafter are as follows:


         (amounts in thousands)

                                     SECURED     SECURED
                                     SENIOR     MEZZANINE                 OTHER
   FOR THE YEARS                     CREDIT      CREDIT      NOMURA      MORTGAGE
 ENDED DECEMBER 31,       TOTAL     FACILITY    FACILITY      LOAN        LOANS
 ------------------       -----     --------    --------      ----        -----
2000 ...............    $239,373    $177,261    $ 61,400    $    607    $    105
2001 ...............         788        --          --           674         114
2002 ...............      28,200        --          --           731      27,469
2003 ...............       9,228        --          --           793       8,435
2004 ...............       3,742        --          --           845       2,897
Thereafter .........      68,161        --          --        63,819       4,342
                        --------    --------    --------    --------    --------
Total ..............    $349,492    $177,261    $ 61,400    $ 67,469    $ 43,362
                        ========    ========    ========    ========    ========

         To reduce the impact of certain changes in interest rates on its long-term debt, the Company has an interest rate swap agreement (see
         Note 2) and an interest rate protection agreement. The interest rate swap agreement fixes LIBOR at 5.90% for up to $220,000,000 until May 2000. The interest rate protection agreement caps LIBOR at 7.69% for up to $64,000,000 until June 15, 2000. The cost of the interest rate protection agreement is being amortized over its life. The net settlement amount of the interest-rate swap agreement and the amortization of the interest rate protection agreement which is recorded as an adjustment of interest expense in 1999 and 1998 aggregated approximately $1,354,000 and $459,000, respectively. At December 31, 1999 and 1998, the fair value of the interest rate swap agreement was approximately $202,000 and ($2,700,000), respectively.

7.       TRANSACTIONS WITH AFFILIATES

         In connection with the formation of the Company, WRP issued warrants (the "Warrants") to Whitehall to purchase 4,132,230 shares of WRP's common stock at an exercise price of $12.10 per share. The Warrants are exercisable until August 28, 2002. The exercise price for the
         Warrants is payable in cash or membership units in the Company. As part of the new capital commitment from Whitehall in 1999, WRP issued to Whitehall additional warrants to purchase an additional 123,967 shares of WRP's common stock exercisable at $12.10 per share, payable in cash or in exchange for membership units of the Company, held by Whitehall based upon the Company's value as defined. These additional warrants are exercisable for five years and expire on May 28, 2004.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
v
         TRANSACTIONS WITH AFFILIATES (CONTINUED)

         Under the terms of the current joint venture, WCPT or WRP is entitled to an administrative fee of $600,000 per year for the reimbursement of salaries and costs incurred relating to the operation of the Company. Such fees were $600,000 and $300,000 for the years ended December 31, 1999 and 1998, respectively, and $100,000 for the Period.

         The Company incurred aggregate interest to WRP on short term advances during the year ended December 31, 1999 of approximately $517,000. The interest rate charged was LIBOR + 5.00%.

         See Note 6 for additional related party interest information.

         An affiliate of Whitehall performed asset management services for the Company for which the Company incurred fees of approximately $133,000 for the year ended December 31, 1998. This contract expired February 25, 1998.

         Affiliates of the Saracen Members performed asset management and property management services for the Company. These fees amounted to approximately $649,000 for the year ended December 31, 1998. Fees paid during 1999 amounted to $495,000 which included asset management fees through January 21, 1999, when the asset management agreement was terminated. Upon termination, the Company agreed to pay $1,000,000 in 2004 plus quarterly interest at 10% per annum paid currently.

         At December 31, 1998, the Company has $408,023 of receivables from its Members, which amount is included in receivables, prepaids and other assets on the accompanying consolidated balance sheets. At December 31, 1999, the Company had aggregate accrued expenses and other liabilities approximating $462,791 due to Members or affiliated companies for unpaid fees, interest and other items.

         Affiliates of the Saracen Members lease space at 7/57 Wells Avenue. Revenue related to these leases for the years ended December 31, 1999 and 1998, amounted to $43,650 and $67,572, respectively.

8.       MEMBERS' EQUITY

         WRP, through WCPT, is entitled to receive incentive compensation, payable out of distributions, made by the Company to WCPT and the Whitehall members (the "Promote") after return of capital and minimum annual returns of at least 15% to 17.5% on such capital balances to WCPT and Whitehall (as defined in the Company's Operating Agreement (the "Operating Agreement")). Pursuant to the Operating Agreement, WRP is required to distribute to certain officers and employees of the Company and WRP 50%, and in some cases, 55% of the Promote it receives. To date, WRP has not earned or received any distribution of the Promote.

         At December 31, 1999, WCPT and the Whitehall entities have committed to make additional equity contributions through December 31, 2000, of approximately $12,231,000 and $63,396,000, respectively, for new acquisitions, renovations, and working capital.

         Whitehall may exchange an additional $25,000,000 of the membership units it owns in the Company for shares of WRP's common stock or cash at WRP's sole discretion, based upon the price paid for such membership units and the current market value of WRP's common stock. Such transaction would have no net impact on the number of membership units outstanding.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         MEMBERS' EQUITY (CONTINUED)

         At the formation of the Company, 2,505,000 membership units were issued to WCPT, representing its 50.1% interest, and 2,495,000 units were issued to Whitehall, representing its 49.9% interest. Subsequently, an additional 2,958,413 and 4,784,111 units were issued to WCPT and the Whitehall entities (719,385 and 2,551,371, respectively, in 1999), respectively, in connection with net additional capital contributions used to fund acquisitions and renovations.

         In connection with the Saracen Transaction, 468,557 membership units and 760,000 Series A convertible preferred membership units were issued to the Saracen Members. The membership units were issued at a price of $16.22 per membership unit. The Series A convertible preferred membership units are convertible into membership units at a price of $18.65 per membership unit. These units also provide for cumulative dividend payments of the greater of (a) 6% or (b) the dividend payable to membership unit holders, calculated on an as converted basis, payable quarterly in arrears, and have a liquidation preference of $25.00 per Series A convertible preferred membership unit plus accrued and unpaid distributions.

         The number of membership units issued and outstanding are as follows:


                                               DECEMBER 31,
                                    ----------------------------------
                                    1999           1998           1997
                                    ----           ----           ----
         WCPT ...............     5,463,413     4,744,028     3,248,062
         Whitehall ..........     7,279,111     4,727,740     3,237,446
         Saracen Members ....       468,557       468,557          --
                                 ----------     ---------     ---------
         Total ..............    13,211,081     9,940,325     6,485,508
                                 ==========     =========     =========

         Distributions of $3,007,481 were declared on November 19, 1998 to membership unit holders on record as of that date. These distributions were paid during the first quarter 1999. During 1999, additional distributions of $19,284,324 were declared, of which $5,323,534 remained unpaid at December 31, 1999.

9.       COMMITMENTS AND CONTINGENCIES

         Under   the  terms  of the  joint  venture  agreement  either  WCPT  or
         Whitehall  may  require  the  Company  to  sell   any  and  all  of its
         properties.

         As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 1999, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's consolidated financial condition, consolidated results of operations or consolidated cash flows.

         From time to time, legal actions are brought against the Company in the ordinary course of business. In the opinion of management, such matters will not have a material effect on the Company's consolidated financial condition, consolidated results of operations or consolidated cash flows.

         The Company has management agreements with unaffiliated property management companies to manage the operations of the properties.
         Management fees are generally based on 2% to 3% of gross rentals collected and are generally terminable on 30 days notice.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company participates in WRP's defined contribution savings plan which was established pursuant to Section 401 of the Internal Revenue Code. All of the Company's employees are eligible to participate after 90 days of service. Employer contributions are made based upon a discretionary amount determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During 1999 and 1998, the Company made contributions of approximately $20,000 and $14,000, respectively.

10.      YEAR 2000 (UNAUDITED)

         During 1999, management of the Company developed a plan to modify its information technology ("IT"), primarily its accounting software, to recognize the year 2000 ("Y2K"). A Y2K compliant version of the accounting software was obtained, along with certain upgraded computer equipment to accommodate the new software. Installation and testing of the new system software and hardware was completed during the fourth quarter of 1999. Total project costs for WRP and the Company were approximately $100,000, which were funded from operations.

         Management had extensive discussions with its third-party property management companies (the "Managers") to ensure that those parties had appropriate plans to allay any issues that may impact the Company's operations. These issues included both accounting/management software and non-IT technology systems such as fire safety, security and elevator systems. The analysis of the Company's systems was completed September 30, 1999 and it was determined that no material adverse consequences were likely to result from Y2K issues. Under the most reasonably likely worst case scenario, wherein the Managers failed to update their software and non-IT systems, the Company had the ability to convert its accounting and management systems to a spreadsheet-based system on a temporary basis and to utilize its building engineers to manually override any non-IT systems which failed.

         Furthermore, Management had contacted its key vendors, tenants, banks, joint venture partners, creditors, and debtors and had obtained Y2K compliance certifications (either verbal or written) from the majority of them.

         Subsequent to December 31, 1999, the Company did not encounter any Y2K related problems from its accounting software or hardware, from the operations of its properties, or from other companies on which the Company's systems and operations rely, primarily its banks, payroll processing company, joint venture partners, creditors, and debtors.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SQUARE FOOTAGE AND UNITS)

                                                                  Number of                            Initial Cost
                                                                   Units/                     --------------------------------
                                          Date         Year        Square    Depreciable               Buildings and
           Description                  Acquired       Built       Footage      Life          Land      Improvements     Total
           -----------                  --------       -----       -------      ----          ----      ------------     -----
DEVELOPMENT
   Blue Ridge - Garden Apts .......
      Denver, CO ..................   December 1997    1997          456     27.5 years     $  5,225      $ 36,339     $ 41,564
   Red Canyon - Garden Apts .......
      Denver, CO ..................   November 1998    1998          304     27.5 years        5,060        28,844       33,904
   Sonterra - Garden Apts .........
      Tucson, AZ ..................   January 1998     1995          344     27.5 years        3,075        17,272       20,347
                                                                 -------                    --------      --------     --------
TOTAL DEVELOPMENT .................                                1,104                      13,360        82,455       95,815
                                                                 =======                    --------      --------     --------

OFFICE, RETAIL AND INDUSTRIAL
   Hoes Lane - Office
      Piscataway, NJ ..............   February 1998    1987       37,632     40 years            289         1,652        1,941
   Bradford Plaza - Retail
      West Chester, PA ............   February 1998    1990      123,885     40 years          1,692         9,628       11,320
   Chestnut Street - Office
      Philadelphia, PA ............   February 1998    1857 (B)   50,053     40 years            533         3,018        3,551
   Keewaydin Drive - Industrial
      Salem, NH ...................   February 1998    1973      125,230     40 years            502         2,847        3,349
   Turnpike Street - Industrial
      Canton, MA ..................   February 1998    1980       43,160     40 years            359         3,037        3,396
   Two Executive - Office
      Cherry Hill, NJ .............   February 1998    1970      102,310     40 years            517         3,013        3,530
   Bay City Holdings - Office
      Santa Monica, CA ............   February 1998    1985      114,375     40 years          1,561         9,640       11,201
                                                                 -------                    --------      --------     --------
TOTAL OFFICE, RETAIL AND INDUSTRIAL                              596,645                       5,453        32,835       38,288
                                                                 =======                    --------      --------     --------
TOTAL .............................                                                         $ 18,813      $115,290     $134,103
                                                                                            ========      ========     ========


                                        Cost
                                     Capitalized               Total Cost
                                     Subsequent       -------------------------------
                                         to                   Buildings and               Accumulated
            Description              Acquisition      Land     Improvements     Total    Depreciation      Encumbrances
            -----------              -----------      ----     ------------     -----    ------------      ------------
DEVELOPMENT
   Blue Ridge - Garden Apts .......
      Denver, CO ..................   $    100      $  5,225     $ 36,442     $ 41,667     $  2,650     $    33,763
   Red Canyon - Garden Apts .......
      Denver, CO ..................       (198)        5,060       28,647       33,707        1,129          26,683
   Sonterra - Garden Apts .........
      Tucson, AZ ..................       --           3,075       17,320       20,395        1,260          16,114
                                      --------      --------     --------     --------     --------     -----------
TOTAL DEVELOPMENT .................        (98)       13,360       82,409       95,769        5,039          76,560
                                      --------      --------     --------     --------     --------     -----------

OFFICE, RETAIL AND INDUSTRIAL
   Hoes Lane - Office
      Piscataway, NJ ..............        300           289        1,952        2,241           95           1,340 (A)
   Bradford Plaza - Retail
      West Chester, PA ............         54         1,692        9,683       11,375          444           8,400 (A)
   Chestnut Street - Office
      Philadelphia, PA ............         96           533        3,114        3,647          144           2,000 (A)
   Keewaydin Drive - Industrial
      Salem, NH ...................        341           502        3,205        3,707          133           2,420 (A)
   Turnpike Street - Industrial
      Canton, MA ..................        118           359        3,155        3,514          142           1,940 (A)
   Two Executive - Office
      Cherry Hill, NJ .............        444           517        3,457        3,974          159           2,300 (A)
   Bay City Holdings - Office
      Santa Monica, CA ............        (10)        1,561        9,630       11,191          428           9,600 (A)
                                      --------      --------     --------     --------     --------     -----------
TOTAL OFFICE, RETAIL AND INDUSTRIAL      1,343         5,453       34,196       39,649        1,545          28,000
                                      --------      --------     --------     --------     --------     -----------
TOTAL .............................   $  1,245      $ 18,813     $116,605     $135,418     $  6,584     $   104,560
                                      ========      ========     ========     ========     ========     ===========
----------

     (A) These encumbrances are cross collateralized under a blanket mortgage in the amount of $28,000 at December 31, 1999. Individual amounts have been allocated based upon the mortgage agreement.
     (B)  Renovated in 1986 and 1990.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

     The following is a reconciliation of real estate assets and accumulated depreciation:


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                            1999           1998          1997
                                                            ----           ----          ----
REAL ESTATE
    Balance at beginning of period .................    $ 134,239       $  41,564     $    --
    Additions:
        Acquisitions ...............................        7,238         156,533        85,552
        Capital improvements .......................        1,179             136          --
                                                        ---------       ---------     ---------
                                                          142,656         198,233        85,552
    Less:
        Cost of real estate sold ...................       (7,238)        (63,994)      (43,988)
                                                        ---------       ---------     ---------
    Balance at end of period .......................    $ 135,418 (A)   $ 134,239     $  41,564
                                                        =========       =========     =========

ACCUMULATED DEPRECIATION
    Balance at beginning of period .................    $   2,707       $    --       $    --
    Additions:
        Charged to operating expense ...............        3,877           2,707          --
                                                        ---------       ---------     ---------
                                                            6,584           2,707          --
    Less:
        Accumulated depreciation on real estate sold         --              --            --
                                                        ---------       ---------     ---------
    Balance at end of period .......................    $   6,584 (A)   $   2,707     $    --
                                                        =========       =========     =========
----------

(A) The aggregate depreciated cost for federal income tax purposes approximated $121,900 at December 31, 1999.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)



     NOTES RECEIVABLE        TYPE OF SECURITY      INTEREST RATE    MATURITY DATE     PAYMENT TERMS
     ----------------        ----------------      -------------    -------------     -------------
277 Park Loan ...........    Office (B)                   12.00%    May 2007 (C)      Interest Only
Abbey Credit Facility ...    Mixed (D)             LIBOR + 4.00%    September 2000    Interest Only
Safeguard Credit Facility    StorageFacility (F)   LIBOR + 4.00%    April 2001        Interest Only
Patriot Games ...........    Office (H)            LIBOR + 4.75%    July 2002         Interest Only
REMICs ..................    Coops/Condos          Various          Various           Various
TOTAL ...................


                                                                    TOTAL PRINCIPAL
                                                                       SUBJECT TO
                                                           CARRYING    DELINQUENT
     NOTES RECEIVABLE        PRIOR LIENS   FACE AMOUNT     AMOUNT(A)    PAYMENTS
     ----------------        -----------   -----------     ---------    --------
277 Park Loan ...........     $345,000    $ 25,000       $ 25,000       $   --
Abbey Credit Facility ...         --        46,019 (E)      4,251           --
Safeguard Credit Facility         --         2,900 (G)      2,900           --
Patriot Games ...........         --         5,000          5,000           --
REMICs ..................         --           248            109             21
                              --------    --------       --------       --------
TOTAL ...................     $345,000    $ 79,167       $ 37,260 (I)   $     21
                              ========    ========       ========       ========
----------

(A) The aggregate carrying amount for federal income tax purposes is equal to the total face amount reflected in this schedule.
(B) This loan is secured by certain equity interests in an entity which owns a 52-story, 1.75 million square foot office building in New York, NY.
(C) This loan precludes prepayments until May 2003. From May 2003 to April 2006, a prepayment penalty based on a yield maintenance formula (as defined in the related documents) is applicable. From May 2006 to maturity, no prepayment penalty is applicable.
(D) This loan is secured by first mortgage liens on one office, one retail and one industrial building totaling 249,709 square feet located in Palm Springs, Santa Maria and Long Beach, CA .
(E)  The  maximum  balance of the  Company's  50%  portion of this  facility  is
     $60,000.
(F) This loan is secured by first mortgage liens on 2 self-storage facilities totaling 141,721 square feet located in Marrero and New Orleans, LA.
(G)  The maximum balance of the Company's portion of this facility is $20,000.
(H) This loan is secured by a fee interest in an office property totaling 607,668 square feet located in Boston, MA.
(I)  Reconciliation of carrying amount:
         Balance at January 1, 1997 .................    $  17,800
         Additions:
            New loans ...............................      164,645
            Funding of credit facilities ............       28,627
         Deductions:
            Collection of principal .................     (105,440)
                                                         ---------
         Balance at January 1, 1998 .................      105,632
         Additions:
            New loans ...............................       40,604
            Funding of credit facilities ............       33,305
            Amortization of discount ................          410
         Deductions:
            Collection of principal .................      (55,244)
                                                         ---------
         Balance at January 1, 1999 .................      124,707
         Additions:
            New loans ...............................       49,295
            Amortization of discount ................          217
         Deductions:
            Collection of principal .................     (112,741)
            Contributions for joint venture interests      (24,218)
                                                         ---------
         Balance at December 31, 1999 ...............    $  37,260
                                                         =========