Form 10-Q
period 2000-03-31
WELLSFORD REAL PROPERTIES INC
filed 2000-05-12
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 2000
                                      --------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    -------------------  -------------------

Commission file number   1-12917
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

The number of the Registrant's share of Common Stock outstanding was 16,649,575 as of May 1, 2000 (including 339,806 shares of Class A Common Stock).

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of March 31, 2000 (unaudited)
               and December 31, 1999 ..........................................3

               Consolidated Statements of Income (unaudited) for the Three
               Months Ended March 31, 2000 and 1999............................4

               Consolidated Statements of Cash Flows (unaudited) for the
               Three Months Ended March 31, 2000 and 1999......................5

               Notes to Consolidated Financial Statements (unaudited)..........6

   Item 2.     Management's Discussion and Analysis of Financial Condition

               and Results of Operations......................................13

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....19

PART II. OTHER INFORMATION:

   Item 1.     Legal Proceedings..............................................20

   Item 6.     Exhibits and Reports on Form 8-K...............................21

   Signatures ................................................................22

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,          DECEMBER 31,
                                                                   2000                1999
                                                                   ----                ----
                                                                (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land .....................................................  $  18,813,000     $  18,813,000
   Buildings and improvements ...............................    117,368,202       116,605,231
                                                               -------------     -------------
                                                                 136,181,202       135,418,231
   Less, accumulated depreciation ...........................     (7,585,455)       (6,584,328)
                                                               -------------     -------------
                                                                 128,595,747       128,833,903
   Construction in progress .................................     33,916,548        30,747,867
                                                               -------------     -------------
                                                                 162,512,295       159,581,770
Notes receivable ............................................     37,257,751        37,259,587
Investment in joint ventures ................................    116,045,131       114,390,298
                                                               -------------     -------------
Total real estate assets ....................................    315,815,177       311,231,655

Cash and cash equivalents ...................................      8,601,158        34,739,866
Restricted cash .............................................      7,979,400         8,467,092
Prepaid and other assets ....................................     11,276,779        11,892,713
                                                               -------------     -------------
Total assets ................................................  $ 343,672,514     $ 366,331,326
                                                               =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ...................................  $ 119,095,537     $ 119,314,929
   Credit facility ..........................................           --                --
   Accrued expenses and other liabilities ...................     10,849,154        13,891,212
                                                               -------------     -------------
Total liabilities ...........................................    129,944,691       133,206,141
                                                               -------------     -------------
Commitments and contingencies

Minority interest ...........................................      3,437,388         3,433,972

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
       $.01 par valu per share, 2,000,000 shares authorized,
      no shares issued and outstanding ......................           --                --
   Common stock, 197,650,000 shares authorized-
     16,307,469 and 18,882,493 shares, $.01 par value per
     share, issued and outstanding ..........................        163,075           188,825
   Class A common stock , 350,000 shares authorized -
     339,806 shares, $.01 par value per share, issued and
     outstanding ............................................          3,398             3,398
   Paid in capital in excess of par value ...................    195,094,548       215,674,726
   Retained earnings ........................................     21,224,557        20,246,075
   Deferred compensation ....................................     (1,635,009)       (1,861,677)
   Treasury stock, 417,174 and 416,759 shares ...............     (4,560,134)       (4,560,134)
                                                               -------------     -------------
Total shareholders' equity ..................................    210,290,435       229,691,213
                                                               -------------     -------------
Total liabilities and shareholders' equity ..................  $ 343,672,514     $ 366,331,326
                                                               =============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                                      ---------
                                                2000              1999
                                                ----              ----
REVENUE
   Rental income .......................    $  4,531,248     $  4,341,454
   Interest income .....................       1,410,991        3,610,213
                                            ------------     ------------
      Total revenue ....................       5,942,239        7,951,667
                                            ------------     ------------
EXPENSES
   Property operating and maintenance ..         821,621          857,081
   Real estate taxes ...................         421,578          421,611
   Depreciation and amortization .......       1,105,320        1,163,019
   Property management .................         176,137          166,070
   Interest ............................       1,813,679        1,906,652
   General and administrative ..........       1,858,663          974,907
                                            ------------     ------------
      Total expenses ...................       6,196,998        5,489,340
                                            ------------     ------------
Income from joint ventures .............       1,260,909        1,016,794
                                            ------------     ------------
Income before minority interest ........       1,006,150        3,479,121

Minority interest ......................          (9,668)          (7,872)
                                            ------------     ------------
Income before taxes ....................         996,482        3,471,249

Income tax expense .....................          18,000          863,000
                                            ------------     ------------
Net income .............................    $    978,482     $  2,608,249
                                            ============     ============
Net income per common share, basic .....    $       0.05     $       0.13
                                            ============     ============
Net income per common share, diluted ...    $       0.05     $       0.13
                                            ============     ============
Weighted average number of common shares
      outstanding, basic ...............      18,202,787       20,750,411
                                            ============     ============
Weighted average number of common shares
      outstanding, diluted .............      18,214,164       20,773,391
                                            ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                         2000             1999
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................    $    978,482     $  2,608,249
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization .........................       1,102,320        1,180,070
         Amortization of deferred compensation .................         226,668           33,773
         Undistributed joint venture income ....................        (781,730)            --
         Joint venture distributions in excess of current period
            income .............................................            --            868,430
         Undistributed minority interest .......................           9,668            7,872
         Share grants ..........................................          20,000             --
         Changes in assets and liabilities:
            Restricted cash ....................................         487,692           86,550
            Prepaid and other assets ...........................         583,548       (2,569,904)
            Accrued expenses and other liabilities .............      (1,642,058)      (2,183,856)
                                                                    ------------     ------------
         Net cash provided by operating activities .............         984,590           31,184
                                                                    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets ...........................      (5,331,652)     (11,693,836)
   Investments in joint ventures:
        Capital contributions ..................................        (944,910)      (3,285,712)
        Returns of capital .....................................            --               --
   Investments in notes receivable .............................      (3,853,000)      (2,150,000)
   Repayments of notes receivable ..............................       3,857,836        3,375,955
                                                                    ------------     ------------
        Net cash used in investing activities ..................      (6,271,726)     (13,753,593)
                                                                    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facilities .............................            --         35,000,000
   Repayment of credit facilities ..............................            --        (17,000,000)
   Repayment of mortgage notes payable .........................        (219,391)        (231,661)
   Distributions to minority interest ..........................          (6,252)          (1,498)
   Repurchase of common shares .................................     (20,625,929)            --
                                                                    ------------     ------------
         Net cash (used in) provided by financing activities ...     (20,851,572)      17,766,841
                                                                    ------------     ------------
Net (decrease) increase in cash and cash equivalents ...........     (26,138,708)       4,044,432
Cash and cash equivalents, beginning of period .................      34,739,866       10,122,037
                                                                    ------------     ------------
Cash and cash equivalents, end of period .......................    $  8,601,158     $ 14,166,469
                                                                    ============     ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest ....................    $  2,087,838     $  2,147,186
                                                                    ============     ============
   Cash paid during the period for income taxes ................    $    108,435     $  1,831,585
                                                                    ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Notes receivable contributed for joint venture interest .....    $       --       $ 24,218,113
                                                                    ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BUSINESS

         Wellsford Real Properties, Inc. and subsidiaries (collectively the "Company"), was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. (and affiliates), which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold
         12,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $10.30 per share, the Company's then book value per share.

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and other equity activities; and (iii) property development and land operations. See Note 3 for additional information regarding the Company's industry segments.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION. The accompanying consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest, including Wellsford/Whitehall, are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. All significant intercompany accounts and transactions among Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

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

         The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of a full year results.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         RECLASSIFICATION. Amounts in certain accounts have been reclassified to conform to the current period presentation.

3.       SEGMENT INFORMATION

         The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these
         SBUs:

         (AMOUNTS IN THOUSANDS)

                                   COMMERCIAL      DEBT AND     DEVELOPMENT
                                    PROPERTY        EQUITY       AND LAND
                                   INVESTMENTS    INVESTMENTS   INVESTMENTS       OTHER*      CONSOLIDATED
                                   -----------    -----------   -----------       ------      ------------
         MARCH 31, 2000
         --------------
Real estate, net ..............    $   --         $ 38,615       $123,897       $   --         $162,512
Notes receivable ..............        --           37,258           --             --           37,258
Investment in joint ventures ..      81,188         34,857           --             --          116,045
Total assets ..................      81,274        125,796        125,678         10,925        343,673
Mortgage notes payable ........        --           28,000         91,096           --          119,096
Equity ........................      81,234         96,258         29,924          2,874        210,290

       DECEMBER 31, 1999
       -----------------
Real estate, net ..............    $   --         $ 38,103       $121,479       $   --         $159,582
Notes receivable ..............        --           37,260           --             --           37,260
Investment in joint ventures ..      79,688         34,702           --             --          114,390
Total assets ..................      79,755        146,901        123,532         16,143        366,331
Mortgage notes payable ........        --           28,000         91,315           --          119,315
Equity ........................      79,709        116,993         27,433          5,556        229,691

----------

*Includes corporate cash, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

                                   COMMERCIAL      DEBT AND     DEVELOPMENT
                                    PROPERTY        EQUITY       AND LAND
                                   INVESTMENTS    INVESTMENTS   INVESTMENTS       OTHER*      CONSOLIDATED
                                   -----------    -----------   -----------       ------      ------------
     FOR THE THREE MONTHS
     ENDED MARCH 31, 2000
     --------------------
Rental income .................     $  --          $ 1,558        $ 2,973        $  --         $ 4,531
Interest income ...............        --            1,355           --               56         1,411
                                    -------        -------        -------        -------       -------
Total income ..................        --            2,913          2,973             56         5,942
                                    -------        -------        -------        -------       -------
Operating expenses ............        --              591            828           --           1,419
Depreciation and amortization .          46            277            751             31         1,105
Interest ......................        --              659          1,115             40         1,814
General and administrative ....        --              215           --            1,644         1,859
                                    -------        -------        -------        -------       -------
                                         46          1,742          2,694          1,715         6,197
                                    -------        -------        -------        -------       -------
Income from joint ventures ....         601            660           --             --           1,261
Minority interest .............        --             --              (10)          --             (10)
                                    -------        -------        -------        -------       -------
Income (loss) before taxes ....     $   555        $ 1,831        $   269        $(1,659)      $   996
                                    =======        =======        =======        =======       =======

     FOR THE THREE MONTHS
     ENDED MARCH 31, 1999
     --------------------
Rental income .................     $  --          $ 1,409        $ 2,933        $  --         $ 4,342
Interest income ...............        --            3,465           --              145         3,610
                                    -------        -------        -------        -------       -------
Total income ..................        --            4,874          2,933            145         7,952
                                    -------        -------        -------        -------       -------
Operating expenses ............        --              670            774           --           1,444
Depreciation and amortization .          44            343            750             26         1,163
Interest ......................        --            1,188            622             97         1,907
General and administrative             --              138           --              837           975
                                    -------        -------        -------        -------       -------
                                         44          2,339          2,146            960         5,489
                                    -------        -------        -------        -------       -------
Income from joint ventures ....         428            588           --             --           1,016
Minority interest .............        --             --               (8)          --              (8)
                                    -------        -------        -------        -------       -------
Income (loss) before taxes ....     $   384        $ 3,123        $   779        $  (815)      $ 3,471
                                    =======        =======        =======        =======       =======

----------
*Includes general and administrative expenses, interest income and interest expense that have not been allocated to the operating segments.

         COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

         The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 40.9% interest in Wellsford/Whitehall at March 31, 2000.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

         (AMOUNTS IN THOUSANDS)

         CONDENSED BALANCE SHEET DATA             MARCH 31, 2000    DECEMBER 31, 1999
         ----------------------------             --------------    -----------------
Real estate, net ...........................          $558,708          $551,152
Total assets ...............................           596,641           572,279
Mortgage notes payable .....................           126,151           110,831
Credit facility ............................           246,286           238,661
Equity .....................................           206,447           200,740

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
          CONDENSED OPERATING DATA                      2000              1999
          ------------------------                      ----              ----
Rental income ..............................          $ 19,608          $ 17,937
Operating expenses .........................             6,789             6,491
Depreciation and amortization ..............             3,133             2,723
Interest ...................................             6,072             6,410
Total expenses .............................            17,950            17,165
Gain on sale of investments ................              --                 247
Income before distributions ................             1,745             1,138

         As of March 31, 2000, Wellsford/Whitehall owned 41 office properties totaling approximately 4,920,000 square feet (including approximately 1,451,000 square feet under renovation), located in New Jersey, Massachusetts and Maryland.

         In March 2000, Wellsford/Whitehall obtained a $23,500,000 loan from Principal Capital Management, L.L.C. for the rehabilitation of Gateway Tower, a 236,000 square foot, nine-story office building located at 401 North Washington Street, Rockville, Maryland. The non-recourse loan has a term of three years, plus two six-month extension options and bears interest at LIBOR + 3.50%.

         DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL

         At March 31, 2000, the Company had approximately $65,200,000 of debt related investments, including approximately $37,300,000 of direct debt investments which bore interest at an average yield of approximately 11.35% and had an average remaining term to maturity of approximately
         5.2 years and $27,900,000 in Belford Capital Holdings, L.L.C. ("Belford Capital"), a company which was organized to invest in debt instruments. The Company also had venture capital investments of approximately $6,900,000 in a real estate related e-commerce company and other real estate-related ventures. In addition, the Company owned and operated seven commercial properties (Value Property Trust--"VLP") totaling approximately 597,000 square feet primarily located in the Northeastern United States and California.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         The Company had an approximate 51.1% interest in Belford Capital at March 31, 2000. The following table presents condensed balance sheets and operating data for Belford Capital:

         (AMOUNTS IN THOUSANDS)

        CONDENSED BALANCE SHEET DATA             MARCH 31, 2000      DECEMBER 31, 1999
        ----------------------------             --------------      -----------------
Investments ..............................            $39,361            $40,143
Investment in Reis .......................              6,500              6,500
Total assets .............................             61,206             60,870
Total equity .............................             61,156             60,639

                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------
         CONDENSED OPERATING DATA                       2000               1999
         ------------------------                       ----               ----
Interest .................................            $ 1,020            $    58
Interest from Reis .......................                162                136
                                                      -------            -------
Total revenue ............................              1,182                194
Total expenses ...........................                216                  2
                                                      -------            -------
Net income ...............................            $   966            $   192
                                                      =======            =======

         DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT

         At March 31, 2000, the Company had an 80% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in a suburb of Denver, Colorado. Two phases containing 760 units are completed and operational, two phases containing 688 units are under construction (with one 264 unit phase expected to be completed in July 2000 and the other 424 unit phase expected to be completed in the fourth quarter of
         2001) and the remaining approximate 352 unit final phase being prepared for development. The Company also owned a 344 unit operational multifamily residential development in Tucson, Arizona.

4.       SHAREHOLDERS' EQUITY

         In February  2000,  the  Company  repurchased  2,573,632  shares of its
         outstanding   Common   Stock  from  an   institutional   investor   for
         approximately $20,589,000 or $8.00 per common share.

         The Company did not declare or distribute any dividends for the three months ended March 31, 2000 and 1999.

5.       INCOME TAXES

         The income tax provision for the three months ended March 31, 2000 and 1999 reflects the reduction in the valuation allowance attributable to the pro-rata annual utilization of the net operating loss carryforwards.

6.       EARNINGS PER SHARE

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         The following table details the computation of earnings per share, basic and diluted:

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                   2000            1999
                                                                   ----            ----
Numerator for net income per common share, basic and diluted    $   978,482    $ 2,608,249
                                                                ===========    ===========
Denominator:
   Denominator for net income per common share, basic--
        weighted average common shares .....................     18,202,787     20,750,411
   Effect of dilutive securities:
        Employee stock options .............................         11,377         22,980
        Warrants ...........................................           --             --
                                                                -----------    -----------
   Denominator for net income per common share, diluted--
        weighted average common shares .....................     18,214,164     20,773,391
                                                                ===========    ===========
Net income per common share, basic .........................    $      0.05    $      0.13
                                                                ===========    ===========
Net income per common share, diluted .......................    $      0.05    $      0.13
                                                                ===========    ===========

7.       SUBSEQUENT EVENTS

         STOCK REPURCHASE PROGRAM

         On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position and the price per share. No minimum number or value of shares to be repurchased has been fixed.

         REIS REPORTS, INC. ("REIS")

         On April 25, 2000, the Company through its investment in Belford Capital, invested approximately $1,788,000, its proportionate share of a $3,500,000 investment in 35,000 shares of 8% Series C Convertible Preferred Shares issued by Reis at $100.00 per share ("Series C Preferred"). Each Series C Preferred share is convertible into 25 common shares. In addition, approximately $900,000 of accrued interest on the existing $6,500,000 notes held by Belford Capital was converted into 8,940 shares of Series C Preferred. Further, the notes held by Belford Capital were converted into 50,000 shares of 8% Series A Preferred Shares aggregating $5,000,000 (2,840,909 shares at $1.76 per share on an as converted basis) and 15,000 shares of 8% Series B Preferred Shares, aggregating $1,500,000 (500,000 shares at $3.00 per share on an as converted basis). Belford Capital's investment in Reis upon completion of these transactions on an as converted basis was 38.8% of equity (of which the Company's approximate 51% share was 19.8%). Separately on April 25, 2000, the Company directly invested approximately $1,000,000 for 10,000 shares of Series C Preferred. The Company's aggregate pro-rata and direct equity investment in Reis upon completion of these transactions is approximately 22.0% of equity or approximately 2,518,000 common shares on an as converted basis.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         At the time of the investments by Belford Capital and the Company, the management of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company, or their affiliates, by issuing 4,100 shares of Series C Preferred on April 25, 2000 for $410,000. The investments of the Company's officers and directors together with shares of common stock previously held by the Company's Chairman represent approximately 3.4% of Reis' equity, on an as converted basis, at April 25, 2000. Additionally, a company controlled by the Chairman of EQR purchased a 4.4% interest on that date.

         The Company's Chairman is the brother of the President of Reis. The Chairman and those directors investing directly in Reis recused themselves from the Reis investment decisions.

         ISSUANCE OF SECURITIES

         On May 5, 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Convertible Trust Preferred Securities"). WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% Convertible Junior Subordinated Debentures ("Convertible Debentures"), which mature on May 4, 2022. The net proceeds from the sale of the Convertible Debentures, after transaction costs, will be used by the Company for general corporate purposes. The transactions between WRP Trust I and the Company will be eliminated in the consolidated financial statements of the Company.

         The Convertible Trust Preferred Securities are convertible into 2,247,393 common shares at $11.124 per share and are redeemable in whole or in part by the Company on or after May 30, 2002. EQR can require redemption on or after May 30, 2012 unless the Company exercises one of its two five-year extensions, subject to an interest adjustment to the then prevailing market rates if higher than 8.25%. The redemption rights are subject to certain other terms and conditions contained in the related agreements. In connection with this issuance, the Company simultaneously terminated the $50,000,000 secured loan facility from Fleet National Bank and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility"). As of March 31, 2000, there was no outstanding balance under the WRP Bank Facility.

         On May 5, 2000, the Company entered into an agreement to exchange the 339,806 shares of Class A Common Stock held by EQR for a like number of shares of the Company's Class A-1 Common Stock. The Class A-1 Common Stock's par value is $0.01 per share and has rights substantially similar to the Class A Common Stock. All prior obligations of EQR to acquire 1,000,000 shares of the Company's Series A 8% Convertible Redeemable Preferred Stock, $25 par value, have been terminated.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         GENERAL

         Capitalized terms used herein which are not defined elsewhere in this Quarterly Report on Form 10-Q shall have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

         BUSINESS

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three Strategic Business Units ("SBUs") within which it intends to execute its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford/Whitehall; (ii) debt and other equity activities; and (iii) property development and land operations.

         COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL

         The Company seeks to acquire commercial properties and create value through adaptive reuse. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring stabilized properties. The Company's current target markets include New York, New Jersey, Connecticut, Boston, Philadelphia, Baltimore, and the Washington, D.C. metropolitan areas.

         The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 40.9% interest in Wellsford/Whitehall at March 31, 2000.

         As of March 31, 2000, Wellsford/Whitehall owned 41 office properties totaling approximately 4,920,000 square feet (including approximately 1,451,000 square feet under renovation), located in New Jersey, Massachusetts and Maryland.

         Wellsford/Whitehall entered into the following significant leases in 2000:

                                                 LEASABLE   PERCENTAGE     LEASE                          BASE RENT
                                                  SQUARE        OF      COMMENCEMENT       LEASE             PER
                 PROPERTY                         FEET       BUILDING       DATE         EXPIRATION      SQUARE FOOT
                 --------                         ----       --------       ----         ----------      -----------
201 University Avenue, Westwood, MA ........     82,000        100%    January 2000     December 2009    $   15.00*
Mountain Heights Center #2, Berkeley Hts, NJ    115,000        100%    January 2000     August 2010          28.95
Morris Technology Center, Parsippany, NJ ...    257,000        100%    February 2001    January 2016         28.76

----------
* Triple net rent.

         DEBT AND EQUITY ACTIVITIES - WELLSFORD CAPITAL

         The Company originates, or will invest in, real estate related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

         At March 31, 2000, the Company had approximately $65,200,000 of debt related investments, including approximately $37,300,000 of direct debt investments which bore interest at an average yield of approximately 11.35% and had an average remaining term to maturity of approximately
         5.2 years and $27,900,000 in Belford Capital Holdings, L.L.C. ("Belford Capital"), a company which was organized to invest in debt instruments. The Company also had venture capital investments of approximately $6,900,000 in a real estate related e-commerce company and other real estate-related ventures. In addition, the Company owned and operated seven commercial properties (Value Property Trust--"VLP") totaling approximately 597,000 square feet primarily located in the Northeastern United States and California.

         PROPERTY DEVELOPMENT AND LAND OPERATIONS-WELLSFORD DEVELOPMENT

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

         At March 31, 2000, the Company had an 80% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in a suburb of Denver, Colorado. Two phases containing 760 units are completed and operational, two phases containing 688 units are under construction (with one 264 unit phase expected to be completed in July 2000 and the other 424 unit phase expected to be completed in the fourth quarter of
         2001) and the remaining approximate 352 unit final phase being prepared for development. The Company also owned a 344 unit operational multifamily residential development in Tucson, Arizona.

         SEGMENT INFORMATION

         The following table provides occupancy rates as of each specified date by SBU:

                                          COMMERCIAL PROPERTY   DEBT AND EQUITY   DEVELOPMENT AND
                                             OPERATIONS           INVESTMENTS*   LAND INVESTMENTS
                                             ----------           ------------   ----------------
March 31, 2000 .......................           93%                  76%             91%
December 31, 1999 ....................           92%                  76%             89%
March 31, 1999 .......................           93%                  75%             94%
December 31, 1998 ....................           92%                  80%             92%

----------
*Occupancy rates for the seven VLP assets held in this SBU.

         See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

         FUTURE INVESTMENTS

         The Company may in the future make equity investments in entities owned and/or operated by unaffiliated parties and which engage in real estate related businesses and activities or businesses that service the real estate industry. Some of the entities in which the Company may invest may be start-up companies or companies in need of additional capital. The Company may also manage and lease properties owned by it or in which it has an equity or debt investment.

         RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999.

         Rental income increased by $190,000. This increase is primarily the result of retenanting of space at higher rental rates on the VLP properties owned and operated by the Wellsford Capital segment.

         Interest income decreased by $2,199,000. This decrease is primarily the result of loans being repaid in part or in full during 1999 ($2,048,000) and from investments contributed to Belford Capital in February 1999 ($456,000) offset by loans which generated income in the current period which did not exist in the prior period ($170,000) and increased income on cash and cash equivalents ($135,000).

         Depreciation and amortization expense decreased by $58,000. This decrease is primarily due to decreased amortization associated with the Company's joint venture investments.

         Interest expense decreased by $93,000. This decrease is primarily due to credit facility balances outstanding during the period in 1999 with none outstanding during the period in 2000 ($599,000) offset by a decrease in capitalized interest of $454,000 and an increase in expense on the VLP properties mortgage due to an increase in LIBOR ($44,000).

         General and administrative expenses increased by $884,000. This increase is primarily the result of salary costs related to additional employees in Wellsford Capital, the addition of the chief accounting officer position, additional amortization from deferred compensation arrangements and additional professional fees.

         Income from joint ventures increased by $244,000. This increase is primarily due to an increase in the Company's proportionate share of income from Wellsford/Whitehall ($173,000) and the Liberty Hampshire/Belford Capital Joint Venture investments ($155,000) offset by a decrease in the Company's proportionate share of income from Creamer Vitale Wellsford as a result of the prepayment of an investment in 1999, previously held by this venture, with no corresponding income in the current period.

         The income tax provision decreased by $845,000. This is primarily the result of a reduction in income before taxes of $2,475,000 partially offset by losses at certain companies at the state and local tax level without benefit as well as taxes based upon net worth for such companies.

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998.

         Rental income increased by $1,850,000. This increase is primarily a result of the acquisition of properties in connection with the VLP Merger in February 1998 and the completion of Red Canyon (Phase II of the Company's Palomino Park development) in November 1998.

         Interest income increased by $142,000. This increase is primarily a result of the acquisition of approximately $76,100,000 in notes receivable during the period from January 1998 through March 1999 offset by the disposition of $82,700,000 of notes receivable during this period ($25,600,000 of which was disposed on March 30, 1999--see Notes to Consolidated Financial Statements).

         Property operating and maintenance expense, real estate tax expense, depreciation and amortization, and property management expense increased by $436,000, $175,000, $540,000, and $95,000, respectively.
         These increases are a result of the factors which affected rental income, as described above.

         Interest expense increased by $1,015,000 as a result of the issuance of substantially all of the Company's debt other than the Palomino Park Bonds and the Blue Ridge Loan subsequent to December 31, 1997. Interest on the Palomino Park Bonds was capitalized to the Company's Palomino Park development.

         General and administrative expense decreased by $208,000. This decrease
         is  a   result   of  an   increased   allocation   of  such   costs  to
         Wellsford/Whitehall and a decline in accrued compensation.

         Income from joint ventures increased by $751,000. This increase is a result of the growth of the Wellsford/Whitehall joint venture since January 1998, the Creamer Vitale Wellsford joint venture transaction in January 1998 and the Liberty Hampshire joint venture transaction in July 1998.

         Minority interest is a result of EQR's 20% interest in the Company's Palomino Park development, as well as certain limited partnership interests (aggregating approximately 10%) in one of the Company's commercial office properties acquired in the VLP Merger. These limited partnership interests were bought out by the Company in October 1998.

         The income tax provision decreased $385,000 primarily as a result of the effects of the utilization of the net operating loss carry forwards acquired in the VLP Merger.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to meet its short-term liquidity requirements generally through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

         The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture capital requirements by long-term borrowings, through the use of available cash, the issuance of debt and the offering of additional debt and equity securities.

         STOCK REPURCHASE PROGRAM

         On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position and the price per share. No minimum number or value of shares to be repurchased has been fixed.

         DISCRETIONARY CAPITAL COMMITMENTS

         At March 31, 2000, the Company had the following discretionary capital commitments. Draws under the Abbey Credit Facility and Safeguard Credit Facility require additional collateral to be made available to the Company which is subject to the Company's approval. Capital calls related to investments to be made by the Company's joint ventures are also subject to the Company's approval of such investments. The Company may make additional equity investments subject to Board of Directors approval if deemed prudent to do so to protect or enhance its existing investment. At March 31, 2000, discretionary capital commitments are as follows:

               COMMITMENT                                AMOUNT
               ----------                                ------
Abbey Credit Facility....................           $   8,980,000
Safeguard Credit Facility................              17,100,000
Wellsford/Whitehall  equity..............              11,286,000
Creamer Vitale Wellsford equity..........              13,608,000
Reis.....................................               2,788,000*

----------
*Commitment fully funded as of April 25, 2000.

         RESOURCES

         On May 5, 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Convertible Trust Preferred Securities"). WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% Convertible Junior Subordinated Debentures ("Convertible Debentures"), which mature on May 4, 2022. The net proceeds from the sale of the Convertible Debentures, after transaction costs, will be used by the Company for general corporate purposes. The transactions between WRP Trust I and the Company will be eliminated in the consolidated financial statements of the Company.

         The Convertible Trust Preferred Securities are convertible into 2,247,393 common shares at $11.124 per share and are redeemable in whole or in part by the Company on or after May 30, 2002. EQR can require redemption on or after May 30, 2012 unless the Company exercises one of its two five-year extensions, subject to an interest adjustment to the then prevailing market rates if higher than 8.25%. The redemption rights are subject to certain other terms and conditions contained in the related agreements. In connection with this issuance, the Company simultaneously terminated the $50,000,000 secured loan facility from Fleet National Bank and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility"). As of March 31, 2000, there was no outstanding balance under the WRP Bank Facility.

         In January 1999, a wholly-owned subsidiary of the Company obtained a $35,000,000 secured loan facility (the "Wellsford Finance Facility") from Fleet National Bank, as agent, which can potentially be increased to $50,000,000 to finance note receivable investments under its debt program. The Wellsford Finance Facility bears interest at LIBOR + 2.75% and has a term of three years. The Company is obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the Wellsford Finance Facility until maturity. The facility contains various loan covenants including covenants which are restrictive under existing competitive market conditions. The Company is in the process of modifying the terms of this facility which would include transferring an existing unencumbered note receivable to the subsidiary to serve as collateral under the facility and reducing the maximum borrowing amount to $20,000,000. There can be no assurance that the negotiations will be successful. As of March 31, 2000, there was no outstanding balance under the Wellsford Finance Facility.

         In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20%. Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall. As of March 31, 2000, approximately $246,286,000 was outstanding under the Wellsford/Whitehall Bank Facility (approximately $62,925,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. The Wellsford/Whitehall Bank Facility contains certain financial covenants including limitations on distributions to members.

         Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, with operating cash flow from its properties, proceeds from financings of unencumbered properties, proceeds from any asset sales and equity contributions from the principal owners of Wellsford/Whitehall. At March 31, 2000 the Company's unfunded capital commitment is approximately $11,286,000 and the Whitehall unfunded capital commitment is approximately $59,341,000.

         CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 2000.

         Cash flow provided by operating activities of $985,000 primarily consists of net income of $978,000 plus (i) depreciation and amortization of $1,102,000, (ii) amortization of deferred compensation of $227,000, (iii) a decrease in restricted cash of $488,000 and (iv) a decrease in prepaid and other assets of $584,000 offset by undistributed joint venture income of $782,000, and a decrease in accrued expenses and other liabilities of $1,642,000.

         Cash flow used in investing activities of $6,272,000 consists of additional investments in (i) real estate assets of $5,332,000, (ii) notes receivable of $3,853,000 and (iii) capital contributions to joint ventures of $945,000 offset by repayments of notes receivable of $3,858,000.

         Cash flow used in financing activities of $20,852,000 primarily consists of (i) the repurchase of common shares of $20,626,000 and (ii) principal payments of mortgage notes payable of $219,000.

         FOR THE THREE MONTHS ENDED MARCH 31, 1999.

         Cash flow provided by operating activities of $31,000 primarily consists of net income of $2,608,000 plus (i) depreciation and amortization of $1,180,000, (ii) joint venture distributions in excess of current period income of $868,000, (iii) amortization of deferred compensation of $34,000 and (iv) a decrease in restricted cash of $87,000 offset by increases in prepaid and other assets of $2,570,000 and a decrease in accrued expenses and other liabilities of $2,184,000.

         Cash flow used in investing activities of $13,754,000 consists of additional investments in (i) real estate assets of $11,694,000, (ii) capital contributions to joint ventures of $3,286,000 and (iii) notes receivable of $2,150,000 offset by repayments of notes receivable of $3,376,000.

         Cash flow provided by financing activities of $17,767,000 primarily consists of borrowings from credit facilities of $35,000,000 offset by
         (i) repayment of credit facilities of $17,000,000 and (ii) repayment of mortgage notes payable of $232,000.

         YEAR 2000

         For the three months ended March 31, 2000, the Company did not encounter any Year 2000 related problems from its accounting software or hardware, from the operations of its properties, or from other companies on which the Company's systems and operations rely, primarily its banks, payroll processing company, joint venture partners, creditors, and debtors.

         RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions.

         The Company had investments in $12,151,000 of LIBOR-based instruments and $42,755,000 of LIBOR and other variable rate based financings as of March 31, 2000. The Company had investments in $25,000,000 of fixed rate instruments and $76,341,000 of fixed rate financings as of March 31, 2000. These exposures substantially offset one another as a one-percent increase in the base rates used to determine the interest rates of both the variable rate notes receivable and debt would result in a net decrease in the Company's annual net income of approximately $172,000 ($0.01 per diluted share).

         PART II. OTHER INFORMATION

                  ITEM 1:  LEGAL PROCEEDINGS.

                           Neither the Company nor Wellsford/Whitehall are presently defendants in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its other equity investments.

                  ITEM 2:  CHANGES IN SECURITIES.

                           On May 5, 2000, the Company privately placed with ERP Operating Limited Partnership ("ERPOLP"), the operating partnership of Equity Residential Properties Trust (NYSE: EQR), a real estate investment trust, (the "Private Placement") 1,000,000 8.25% Convertible Trust Preferred Securities, representing undivided beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Preferred Securities").

                           The proceeds obtained from the Private Placement, together with the proceeds obtained from the issuance and sale by WRP Trust I to the Company of 31,000 8.25% Convertible Trust Common Securities, representing undivided beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000 (the "Common Securities" and together with the Preferred Securities, the "Securities").

                           The proceeds from the Securities were used by WRP Trust I to purchase the Company's 8.25% Convertible Junior Subordinated Debentures in the aggregate principal amount of $25,775,000, which mature on May 4, 2022 (the "Convertible Debentures").

                           The net proceeds from the sale of the Convertible Debentures, after transaction costs, will be used by the Company for general corporate purposes.

                           Distributions and amounts payable upon liquidation or
                           redemption  and   otherwise,   with  respect  to  the
                           Securities are guaranteed by the Company.

                           In the event of a default with respect to the Convertible Debentures and Securities, including, default in the payment of interest, distributions and principal, the Company will be prohibited from (x) declaring or paying dividends or making other distributions on, or redeeming, purchasing or making liquidation payments with respect to, its capital stock and (y) paying interest, principal or premium on, or repaying, repurchasing, or redeeming any of the Company's debt securities ranking pari passu with or junior to the Convertible Debentures or making any guarantee payments with respect to any guarantee by the Company of the debt securities of any of the Company's subsidiaries if such guarantee ranks pari passu with or junior in interest to the Convertible Debentures.

                           The Securities will be convertible into Convertible Debentures on the basis of one Security per $25 principal amount of Convertible Debentures and the Convertible Debentures will be convertible into shares of common stock of the Company, $.01 par value per share, ("Common Shares") at a rate of 2.2474 Common Shares per $25 principal amount of Convertible Debentures (which is equivalent to a conversion price of $11.124 per Common Share), subject to certain adjustments.

                           In connection with the transactions described herein, the Company and ERPOLP have exchanged the 339,806 shares of Class A Common Stock of the Company held by ERPOLP for an equal number of the Company's Class A-1 Common Stock issued pursuant to the Articles Supplementary with respect to the Company's Class A-1 Common Stock, which were filed with the State of Maryland on May 5, 2000. The terms and conditions of the Class A-1 Common Stock are substantially similar to those of the Class A Common Stock. As was the case with the Class A Common Stock, each share of Class A-1 Common Stock is convertible into one Common Share. The Class A-1 Common Stock differs from the Class A Common Stock primarily in that the Class A-1 Common Stock takes into account the issuance of the Preferred Securities and Convertible Debentures.

                           The Securities, Convertible Debentures and the shares of Class A-1 Common Stock were issued pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) thereof, and may not be offered or sold in the United States without registration under, or an applicable exemption from the registration requirements of the Act and applicable state securities laws.

                           The transactions set forth herein are more completely described in the Company's Current Report on Form 8-K dated May 11, 2000 and filed with the Securities and Exchange Commission on May 11, 2000, which Current Report is hereby incorporated into this Form 10-Q by reference.

                  ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

                           None.

                  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           None.

                  ITEM 5:  OTHER INFORMATION.

                           None.

                  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

                          (a) Exhibits filed with this Form 10-Q:

                              27.1 Financial Data Schedule (EDGAR Filing Only)

                          (b) Reports on Form 8-K.

                              During the quarter ended March 31, 2000, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

         Date of Report
(Date of Earliest Event Reported)            Item Reported                    Date Filed
---------------------------------            -------------                    ----------
       February 29, 2000            Repurchase of 2,573,632 shares of     February 29, 2000
      (February 25, 2000)              outstanding common stock by
                                    Wellsford Real Properties, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLSFORD REAL PROPERTIES, INC.

                                    By:  /s/ Jeffrey H. Lynford
                                         ------------------------
                                            Jeffrey H. Lynford
                                            Chairman of the Board

                                         /s/ James J. Burns
                                         ------------------------
                                            James J. Burns
                                            Senior Vice President,
                                            Chief Accounting Officer

Dated: May 12, 2000