Form 10-Q
period 2000-06-30
WELLSFORD REAL PROPERTIES INC
filed 2000-08-07
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               -------  -------

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

                     Yes  |X|      No |_|

The number of the Registrant's share of common stock outstanding was 8,295,009 as of August 1, 2000 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 2000 (unaudited)
             and December 31, 1999 ..........................................3

             Consolidated Statements of Income (unaudited) for the
             Three and Six Months Ended June 30, 2000 and 1999...............4

             Consolidated Statements of Cash Flows (unaudited) for the
             Six Months Ended June 30, 2000 and 1999.........................5

             Notes to Consolidated Financial Statements (unaudited)..........6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....23

PART II.    OTHER INFORMATION:

    Item 1.  Legal Proceedings..............................................24

    Item 4.  Submission of Matters to a Vote of Security Holders............24

    Item 6.  Exhibits and Reports on Form 8-K...............................25

    Signatures   ...........................................................26

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,       DECEMBER 31,
                                                                               2000             1999
                                                                               ----             ----
                                                                           (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land .............................................................    $  18,813,000     $  18,813,000
   Buildings and improvements .......................................      117,898,817       116,605,231
                                                                         -------------     -------------
                                                                           136,711,817       135,418,231
   Less, accumulated depreciation ...................................       (8,521,755)       (6,584,328)
                                                                         -------------     -------------
                                                                           128,190,062       128,833,903
   Construction in progress .........................................       35,650,179        30,747,867
                                                                         -------------     -------------
                                                                           163,840,241       159,581,770
Notes receivable ....................................................       44,201,290        37,259,587
Investment in joint ventures ........................................      118,476,357       114,390,298
                                                                         -------------     -------------
Total real estate assets ............................................      326,517,888       311,231,655
Cash and cash equivalents ...........................................       22,011,735        34,739,866
Restricted cash .....................................................        7,796,729         8,467,092
Prepaid and other assets ............................................       12,289,128        11,892,713
                                                                         -------------     -------------
Total assets ........................................................    $ 368,615,480     $ 366,331,326
                                                                         =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ...........................................    $ 118,872,373     $ 119,314,929
   Credit facility ..................................................               --                --
   Accrued expenses and other liabilities ...........................       10,468,304        13,891,212
                                                                         -------------     -------------
   Total liabilities ................................................      129,340,677       133,206,141
                                                                         -------------     -------------
Company-obligated, mandatorily  redeemable, convertible  preferred securities of WRP Convertible Trust I, holding solely 8.25% junior subordinated debentures of Wellsford Real Properties, Inc.
   ("Convertible Trust Preferred Securities") .......................       25,000,000                --

Minority interest ...................................................        3,436,817         3,433,972

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized, no shares issued and
      outstanding ...................................................               --                --
   Common  stock, 98,825,000 shares authorized $.02 par value per
      share - 8,145,106 and 9,441,247 shares, issued and outstanding.          162,902           188,825
   Class A-1 common stock, 175,000 shares authorized $.02
      par value per share - 169,903 shares, issued and outstanding ..            3,398             3,398
   Paid in capital in excess of par value ...........................      194,928,181       215,674,726
   Retained earnings ................................................       21,711,980        20,246,075
   Deferred compensation ............................................       (1,408,341)       (1,861,677)
   Treasury stock, 208,587 and 208,587 shares .......................       (4,560,134)       (4,560,134)
                                                                         -------------     -------------
Total shareholders' equity ..........................................      210,837,986       229,691,213
                                                                         -------------     -------------
Total liabilities and shareholders' equity ..........................    $ 368,615,480     $ 366,331,326
                                                                         =============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                             --------                         --------
                                                      2000             1999            2000               1999
                                                      ----             ----            ----               ----
REVENUE
   Rental income ..............................  $  4,458,334     $  4,474,084     $  8,989,582     $  8,815,538
   Interest income ............................     1,495,198        4,106,129        2,906,189        7,716,342
                                                 ------------     ------------     ------------     ------------
      Total revenue ...........................     5,953,532        8,580,213       11,895,771       16,531,880
                                                 ------------     ------------     ------------     ------------
EXPENSES
   Property operating and maintenance .........     1,131,544          962,787        1,953,165        1,819,868
   Real estate taxes ..........................       416,711          392,545          838,289          814,156
   Depreciation and amortization ..............     1,034,506        1,230,442        2,139,826        2,393,461
   Property management ........................       211,040          166,822          387,177          332,892
   Interest ...................................     1,541,331        3,116,518        3,355,010        5,023,170
   General and administrative .................     1,353,312        1,434,842        3,211,975        2,409,749
                                                 ------------     ------------     ------------     ------------
      Total expenses ..........................     5,688,444        7,303,956       11,885,442       12,793,296
                                                 ------------     ------------     ------------     ------------
Income from joint ventures ....................       804,764        1,905,519        2,065,673        2,922,313
                                                 ------------     ------------     ------------     ------------
Income before minority interest, income taxes
      and accrued distributions and
      amortization of costs on Convertible
      Trust Preferred Securities ..............     1,069,852        3,181,776        2,076,002        6,660,897

Minority interest .............................           571           (9,566)          (9,097)         (17,438)
                                                 ------------     ------------     ------------     ------------
Income before taxes and accrued distributions
      and amortization of costs on Convertible
      Trust Preferred Securities ..............     1,070,423        3,172,210        2,066,905        6,643,459
Income tax expense ............................       372,000          731,000          390,000        1,594,000
                                                 ------------     ------------     ------------     ------------
Income before accrued distributions and
      amortization of costs on Convertible
      Trust Preferred Securities ..............       698,423        2,441,210        1,676,905        5,049,459
Accrued distributions and amortization of
      costs on Convertible Trust Preferred
      Securities, net of income tax benefit
      of $110,000 .............................       211,000               --          211,000               --
                                                 ------------     ------------     ------------     ------------
Net income ....................................  $    487,423     $  2,441,210     $  1,465,905     $  5,049,459
                                                 ============     ============     ============     ============
Net income per common share, basic ............  $       0.06     $       0.24     $       0.17     $       0.49
                                                 ============     ============     ============     ============
Net income per common share, diluted ..........  $       0.06     $       0.23     $       0.17     $       0.49
                                                 ============     ============     ============     ============
Weighted average number of common shares
      outstanding, basic ......................     8,321,888       10,381,689        8,711,641       10,378,465
                                                 ============     ============     ============     ============
Weighted average number of common shares
      outstanding, diluted ....................     8,326,980       10,398,978        8,717,036       10,392,871
                                                 ============     ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------------
                                                                       2000             1999
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................    $  1,465,905     $  5,049,459
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization .......................       2,133,826        2,472,507
         Amortization of deferred compensation ...............         453,336          403,361
         Undistributed joint venture income ..................      (1,126,400)        (824,706)
         Undistributed minority interest .....................           9,097           17,438
         Share grants ........................................          40,000               --
         Changes in assets and liabilities:
            Restricted cash ..................................         670,363         (317,297)
            Prepaid and other assets .........................         (29,085)      (5,434,821)
            Accrued expenses and other liabilities ...........      (2,022,908)      (3,373,920)
                                                                  ------------     ------------
         Net cash provided by (used in) operating activities .       1,594,134       (2,007,979)
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .........................      (7,595,898)     (14,793,958)
   Investments in joint ventures:
         Capital contributions ...............................      (5,687,791)      (7,741,692)
         Returns of capital ..................................       2,584,517               --
   Investments in notes receivable ...........................     (15,333,000)      (2,150,000)
   Repayments of notes receivable ............................       8,397,297       16,010,594
                                                                  ------------     ------------
         Net cash used in investing activities ...............     (17,634,875)      (8,675,056)
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Convertible Trust Preferred Securities ........      25,000,000               --
   Deferred financing costs ..................................        (426,114)              --
   Proceeds from credit facilities ...........................              --       35,000,000
   Repayment of credit facilities ............................              --      (17,000,000)
   Repayment of mortgage notes payable .......................        (442,556)        (440,213)
   Distributions to minority interest ........................          (6,252)          (1,498)
   Costs incurred for reverse stock split ....................          (8,244)              --
   Repurchases of common shares ..............................     (20,804,224)              --
                                                                  ------------     ------------
Net cash provided by financing activities ....................       3,312,610       17,558,289
                                                                  ------------     ------------
Net (decrease) increase in cash and cash equivalents .........     (12,728,131)       6,875,254
Cash and cash equivalents, beginning of period ...............      34,739,866       10,122,037
                                                                  ------------     ------------
Cash and cash equivalents, end of period .....................    $ 22,011,735     $ 16,997,291
                                                                  ============     ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest ..................    $  4,218,956     $  5,442,757
                                                                  ============     ============
   (Income tax refunds) cash paid during the period for income
      taxes, net .............................................    $    (15,060)    $  3,003,658
                                                                  ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Notes receivable contributed for joint venture interest ...                     $ 24,218,113
                                                                                   ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       REVERSE STOCK SPLIT

         On June 9, 2000, the Company's shareholders approved a reverse stock split whereby every two outstanding shares of common stock and class A-1 common stock were converted into one share of outstanding common stock and class A-1 common stock. The par value of both classes of stock increased from $0.01 per share to $0.02 per share and the number of authorized shares was halved from 197,650,000 to 98,825,000 for common shares and from 350,000 to 175,000 for class A-1 common shares. The reverse split was effective for trading beginning June 12, 2000. Resulting fractional shares were redeemed in cash.

         All share and per share amounts in the financial statements and the notes there to have been adjusted for the impact of the split, for all periods presented.

2.       ORGANIZATION AND BUSINESS

         Wellsford Real Properties, Inc. and subsidiaries (collectively the "Company"), was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. (and affiliates), which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $20.60 per share, the Company's then book value per share.

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and other equity activities; and (iii) property development and land operations. See Note 4 for additional information regarding the Company's industry segments.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION. The accompanying consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. All significant intercompany accounts and transactions among Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2000 and cash flows for the six month period ended June 30, 2000, are not necessarily indicative of a full year's results.

         ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         RECLASSIFICATION. Amounts in certain accounts have been reclassified to conform to the current period presentation.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

4.       SEGMENT INFORMATION

         The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these
         SBUs:

         (AMOUNTS IN THOUSANDS)
                                        COMMERCIAL       DEBT AND         DEVELOPMENT
                                         PROPERTY         EQUITY           AND LAND
                                       INVESTMENTS      INVESTMENTS       INVESTMENTS         OTHER*         CONSOLIDATED
                                       -----------      -----------       -----------         ------         ------------
         JUNE 30, 2000
         -------------
Real estate, net ...............        $      --        $  38,960        $ 124,880         $      --         $ 163,840
Notes receivable ...............               --           44,201               --                --            44,201
Investment in joint ventures ...           80,959           37,517               --                --           118,476
Cash and cash equivalents ......               86            2,555              123            19,248            22,012
Restricted cash and other assets               --            7,442            1,352            11,292            20,086
                                        ---------        ---------        ---------         ---------         ---------
Total assets ...................        $  81,045        $ 130,675        $ 126,355         $  30,540         $ 368,615
                                        =========        =========        =========         =========         =========
Mortgage notes payable .........        $      --        $  28,000        $  90,872         $      --         $ 118,872
Accrued expenses and other
   liabilities .................               --            1,375            1,080             8,013            10,468
Convertible Trust Preferred
   Securities ..................               --               --               --            25,000            25,000
Minority interest ..............               40               --            3,397                --             3,437
Equity .........................           81,005          101,300           31,006            (2,473)          210,838
                                        ---------        ---------        ---------         ---------         ---------
Total liabilities and equity ...        $  81,045        $ 130,675        $ 126,355         $  30,540         $ 368,615
                                        =========        =========        =========         =========         =========
       DECEMBER 31, 1999
       -----------------
Real estate, net ...............        $      --        $  38,103        $ 121,479         $      --         $ 159,582
Notes receivable ...............               --           37,260               --                --            37,260
Investment in joint ventures ...           79,688           34,702               --                --           114,390
Cash and cash equivalents ......               67           28,694              172             5,807            34,740
Restricted cash and other assets               --            8,142            1,881            10,336            20,359
                                        ---------        ---------        ---------         ---------         ---------
Total assets ...................        $  79,755        $ 146,901        $ 123,532         $  16,143         $ 366,331
                                        =========        =========        =========         =========         =========
Mortgage notes payable .........        $      --        $  28,000        $  91,315         $      --         $ 119,315
Accrued expenses and other
   liabilities .................               --            1,908            1,396            10,587            13,891
Minority interest ..............               46               --            3,388                --             3,434
Equity .........................           79,709          116,993           27,433             5,556           229,691
                                        ---------        ---------        ---------         ---------         ---------
Total liabilities and equity ...        $  79,755        $ 146,901        $ 123,532         $  16,143         $ 366,331
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         (AMOUNTS IN THOUSANDS)
                                        COMMERCIAL       DEBT AND         DEVELOPMENT
                                         PROPERTY         EQUITY           AND LAND
                                       INVESTMENTS      INVESTMENTS       INVESTMENTS         OTHER*         CONSOLIDATED
                                       -----------      -----------       -----------         ------         ------------
     FOR THE THREE MONTHS
     ENDED JUNE 30, 2000
     -------------------
Rental income .................         $      --        $   1,520        $   2,938         $      --         $   4,458
Interest income ...............                --            1,127               --               368             1,495
                                        ---------        ---------        ---------         ---------         ---------
Total income ..................                --            2,647            2,938               368             5,953
                                        ---------        ---------        ---------         ---------         ---------
Operating expenses ............                --              663            1,096                --             1,759
Depreciation and amortization .                46              213              751                25             1,035
Interest ......................                --              692            1,310              (461)            1,541
General and administrative ....                --              289               --             1,064             1,353
                                        ---------        ---------        ---------         ---------         ---------
                                               46            1,857            3,157               628             5,688
                                        ---------        ---------        ---------         ---------         ---------
Income from joint ventures ....               446              358               --                --               804
Minority interest .............                --               --                1                --                 1
                                        ---------        ---------        ---------         ---------         ---------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................         $     400        $   1,148        $    (218)        $    (260)        $   1,070
                                        =========        =========        =========         =========         =========
      FOR THE THREE MONTHS
       ENDED JUNE 30, 1999
       -------------------
Rental income .................         $      --        $   1,426        $   3,048         $      --         $   4,474
Interest income ...............                --            3,678               --               428             4,106
                                        ---------        ---------        ---------         ---------         ---------
Total income ..................                --            5,104            3,048               428             8,580
                                        ---------        ---------        ---------         ---------         ---------
Operating expenses ............                --              562              960                --             1,522
Depreciation and amortization .               179              254              750                47             1,230
Interest ......................                --            1,221            1,867                29             3,117
General and administrative ....                --              204               --             1,231             1,435
                                        ---------        ---------        ---------         ---------         ---------
                                              179            2,241            3,577             1,307             7,304
                                        ---------        ---------        ---------         ---------         ---------
Income from joint ventures ....             1,480              426               --                --             1,906
Minority interest .............                --               (2)              (8)               --               (10)
                                        ---------        ---------        ---------         ---------         ---------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................         $   1,301        $   3,287        $    (537)        $    (879)        $   3,172
                                        =========        =========        =========         =========         =========

----------
         *Includes general and administrative expenses, interest income and interest expense that have not been allocated to the operating segments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         (AMOUNTS IN THOUSANDS)
                                        COMMERCIAL       DEBT AND         DEVELOPMENT
                                         PROPERTY         EQUITY           AND LAND
                                       INVESTMENTS      INVESTMENTS       INVESTMENTS         OTHER*         CONSOLIDATED
                                       -----------      -----------       -----------         ------         ------------
       FOR THE SIX MONTHS
      ENDED JUNE 30, 2000
      -------------------
Rental income .................         $      --        $   3,078        $   5,912         $      --         $   8,990
Interest income ...............                --            2,482               --               424             2,906
                                        ---------        ---------        ---------         ---------         ---------
Total income ..................                --            5,560            5,912               424            11,896
                                        ---------        ---------        ---------         ---------         ---------
Operating expenses ............                --            1,254            1,925                --             3,179
Depreciation and amortization .                92              490            1,501                57             2,140
Interest ......................                --            1,350            2,426              (421)            3,355
General and administrative ....                --              504               --             2,708             3,212
                                        ---------        ---------        ---------         ---------         ---------
                                               92            3,598            5,852             2,344            11,886
                                        ---------        ---------        ---------         ---------         ---------
Income from joint ventures ....             1,048            1,018               --                --             2,066
Minority interest .............                --               --               (9)               --                (9)
                                        ---------        ---------        ---------         ---------         ---------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................         $     956        $   2,980        $      51         $  (1,920)        $   2,067
                                        =========        =========        =========         =========         =========
       FOR THE SIX MONTHS
      ENDED JUNE 30, 1999
      -------------------
Rental income .................         $      --        $   2,835        $   5,981         $      --         $   8,816
Interest income ...............                --            7,143               --               573             7,716
                                        ---------        ---------        ---------         ---------         ---------
Total income ..................                --            9,978            5,981               573            16,532
                                        ---------        ---------        ---------         ---------         ---------
Operating expenses ............                --            1,233            1,734                --             2,967
Depreciation and amortization .               223              598            1,499                74             2,394
Interest ......................                --            2,408            2,490               125             5,023
General and administrative ....                --              342               --             2,068             2,410
                                        ---------        ---------        ---------         ---------         ---------
                                              223            4,581            5,723             2,267            12,794
                                        ---------        ---------        ---------         ---------         ---------
Income from joint ventures ....             1,908            1,014               --                --             2,922
Minority interest .............                --               (1)             (16)               --               (17)
                                        ---------        ---------        ---------         ---------         ---------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................         $   1,685        $   6,410        $     242         $  (1,694)        $   6,643
                                        =========        =========        =========         =========         =========

----------
         *Includes general and administrative expenses, interest income and interest expense that have not been allocated to the operating segments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL
         ---------------------------------------------------
         The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 41.3% interest in Wellsford/Whitehall at June 30, 2000.

         The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

         (AMOUNTS IN THOUSANDS)

                                                   JUNE 30,         DECEMBER 31,
           CONDENSED BALANCE SHEET DATA              2000               1999
           ----------------------------              ----               ----
         Real estate, net................        $   577,802        $   551,152
         Cash and cash equivalents.......              7,725              8,468
         Total assets....................            602,461            572,279
         Mortgage notes payable..........            129,982            110,831
         Credit facility.................            246,286            238,661
         Equity..........................            204,178            200,740

                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                             --------                            --------
             CONDENSED OPERATING DATA                2000               1999              2000               1999
             ------------------------                ----               ----              ----               ----
         Rental income...................        $    20,193        $    18,221       $    39,801        $    36,158
         Operating expenses..............              6,724              6,315            13,513             12,806
         Depreciation and amortization...              3,285              2,771             6,418              5,494
         Interest........................              6,867              6,094            12,939             12,504
         Total expenses..................             19,039             17,075            36,989             34,240
         Gain on sale of investments.....                 --              2,257                --              2,504
         Income before distributions.....              1,332              3,465             3,077              4,603

         As of June 30, 2000, Wellsford/Whitehall owned 42 office properties totaling approximately 5,138,000 square feet (including approximately 1,670,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

         During  the  six  months  ended  June  30,  2000,   Wellsford/Whitehall
         purchased the following property:

                                              GROSS LEASABLE    NUMBER
                                                 SQUARE           OF
        MONTH      TYPE         LOCATION          FEET        PROPERTIES     COST
        -----      ----         --------          ----        ----------     ----
         May    Office/Flex    Hanover, NJ       148,000          1       $8,149,000

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         The Company has made temporary advances to Wellsford/Whitehall. At June 30, 2000, the balance of the advances which pay interest at LIBOR + 5.00% amounted to approximately $6,945,000 and are included in Notes Receivable in the accompanying balance sheet of the Company.

         DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
         ---------------------------------------------
         At June 30, 2000, the Company had approximately $71,800,000 of debt related investments, including approximately $44,200,000 of direct debt investments which bore interest at an average yield of approximately 11.66% and had an average remaining term to maturity of approximately
         5.0 years and $27,600,000 in Belford Capital Holdings, L.L.C. ("Belford Capital"), a company which was organized to invest in debt instruments. The Company also had approximately $9,900,000 of venture capital investments of which approximately $6,575,000 was in a real estate related e-commerce company with the remainder invested in other real estate-related ventures. In addition, the Company owned and operated seven commercial properties (Value Property Trust--"VLP") totaling approximately 597,000 square feet primarily located in the Northeastern United States and California with a depreciated book value of approximately $39,000,000.

         The Company had an approximate 51.1% interest in Belford Capital at June 30, 2000. The following table presents condensed balance sheets and operating data for Belford Capital:

         (AMOUNTS IN THOUSANDS)
                                                   JUNE 30,         DECEMBER 31,
           CONDENSED BALANCE SHEET DATA              2000               1999
           ----------------------------              ----               ----
         Investments.....................        $    38,565        $    40,143
         Investment in Reis..............                 --              6,500
         Total assets....................             53,947             60,870
         Total equity....................             53,904             60,639

                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                             --------                            --------
             CONDENSED OPERATING DATA                2000               1999              2000               1999
             ------------------------                ----               ----              ----               ----
         Interest........................        $     1,052        $     1,173       $     2,072        $     1,231
         Interest from Reis..............                  7                112               169                248
                                                 -----------        -----------       -----------        -----------
         Total revenue...................              1,059              1,285             2,241              1,479
         Total expenses..................                240                372               456                374
                                                 -----------        -----------       -----------        -----------
         Net income......................        $       819        $       913       $     1,785        $     1,105
                                                 ===========        ===========       ===========        ===========

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         REIS REPORTS, INC. ("REIS")

         The Company's aggregate investment in Reis at June 30, 2000 is approximately $6,575,000 or 22% of Reis' equity on an as converted basis. A portion of the investment is held directly by the Company and the remainder is held by Reis Capital Holdings, LLC ("Reis Capital"), a company which was organized to hold this investment. The Company has an approximate 51.1% interest in Reis Capital at June 30, 2000. The following table details the components of the Company's and Reis Capital's investments in Reis.

                                             COMPANY SHARE   REIS CAPITAL
                                             -------------   ------------
April 2000 investments:
    Direct investment in 8% Series C
      Convertible Preferred Shares
      ("Series C Preferred") (A) ........     $2,022,000     $       --
    Indirect investments:
         Series C Preferred (B) .........        766,000      1,500,000
         Series C Preferred (C) .........        466,000        913,000
                                              ----------     ----------
                                               1,232,000      2,413,000
                                              ----------     ----------
Total April 2000 investments ............      3,254,000      2,413,000
                                              ----------     ----------
Prior investments: (C)
         8% Series A Preferred Shares (D)      2,555,000      5,000,000
         8% Series B Preferred Shares (E)        766,000      1,500,000
                                              ----------     ----------
                                               3,321,000      6,500,000
                                              ----------     ----------
Total investments at June 30, 2000 ......     $6,575,000     $8,913,000
                                              ==========     ==========

----------

     (A) Issued 15,000 shares at $100 per share; convertible into common shares at $4.00 per share.
     (B)  Capital commitment made in 1999 and funded in April 2000.
     (C) Notes receivable and accrued interest through April 2000, held by Belford Capital, were converted into equity and were distributed to Reis Capital at that time.
     (D) Issued 50,000 shares at $100 per share; convertible into common shares at $1.76 per share.
     (E) Issued 15,000 shares at $100 per share; convertible into common shares at $3.00 per share.

         At the time of the  investments  noted above,  the  management  of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company, or their affiliates, by issuing $410,000 of Series C Preferred in April 2000. The investments of the Company's officers and directors together with shares of common stock previously held by the Company's Chairman represent approximately 3.5% of Reis' equity, on an as converted basis upon completion of the aforementioned investments. Additionally, a company controlled by the Chairman of EQR purchased a 4.5% interest on that date.

         The Company's Chairman is the brother of the President of Reis. The Chairman and those directors investing directly in Reis recused themselves from the Reis investment decisions.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
         ------------------------------------------------------
         At June 30, 2000, the Company had an 80% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in a suburb of Denver, Colorado. Two phases containing 760 units are completed and operational, one 264 unit phase is substantially completed (which the Company is currently considering converting to a condominium project and selling individual units), a 424 unit phase that is under construction which is expected to be completed in the fourth quarter of 2001 and the remaining approximate 352 unit final phase being prepared for development. The Company also owned a 344 unit operational multifamily residential development in Tucson, Arizona.

5.       FINANCING ARRANGEMENTS

         In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Convertible Trust Preferred Securities"). WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% Convertible Junior Subordinated Debentures ("Convertible Debentures"), which mature on May 4, 2022. The net proceeds from the sale of the Convertible Debentures, after transaction costs, will be used by the Company for general corporate purposes. The transactions between WRP Trust I and the Company are eliminated in the consolidated financial statements of the Company.

         The Convertible Trust Preferred Securities are convertible into 1,123,696 common shares at $22.248 per share and are redeemable in whole or in part by the Company on or after May 30, 2002. EQR can require redemption on or after May 30, 2012 unless the Company exercises one of its two five-year extensions, subject to an interest adjustment to the then prevailing market rates if higher than 8.25%. The redemption rights are subject to certain other terms and conditions contained in the related agreements. In connection with this issuance, the Company simultaneously terminated the $50,000,000 secured loan facility from Fleet National Bank and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility").

         In May 2000, the Company exchanged the 169,903 shares of class A common stock held by EQR for a like number of shares of the Company's class A-1 common stock. The class A-1 common stock's par value is $0.02 per share and has rights substantially similar to the class A common stock. All prior obligations of EQR to acquire 1,000,000 shares of the Company's Series A 8% Convertible Redeemable Preferred Stock, $25 par value, have been terminated.

         In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,00. The Wellsford Finance Facility which is collateralized by the 277 Park Loan of $25,000,000, bears interest at LIBOR + 2.75% and matures in January 2002. The Company paid an origination fee of $75,000 and is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. As of June 30, 2000, there was no outstanding balance under the Wellsford Finance Facility. This facility provides for the Company to meet certain financial operating and balance sheet covenants.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         FINANCING ARRANGEMENTS (CONTINUED)

         In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to secure $14,755,000 of tax-exempt bonds. This letter of credit replaced an expiring letter of credit. The Company will incur an annual fee of approximately $142,000 related to this enhancement and paid an origination fee of approximately $158,000 upon closing. The letter of credit agreement provides for the Company to meet certain financial operating and balance sheet covenants.

6.       SHAREHOLDERS' EQUITY

         In February  2000,  the  Company  repurchased  1,286,816  shares of its
         outstanding   common   stock  from  an   institutional   investor   for
         approximately $20,589,000 or $16.00 per common share.

         In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position and the price per share. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 9,779 shares had been repurchased at an average price of $16.00 per share as of June 30, 2000.

         The Company did not declare or distribute any dividends for the six months ended June 30, 2000 and 1999.

7.       INCOME TAXES

         The income tax provision for the three and six months ended June 30, 2000 and 1999 reflects the reduction in the valuation allowance attributable to the utilization of available net operating loss carryforwards.

8.       EARNINGS PER SHARE

         Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and warrants.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         EARNINGS PER SHARE (CONTINUED)

         The following tables detail the computation of earnings per share, basic and diluted:

                                                                         FOR THE THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                                   --------
                                                                             2000           1999
                                                                             ----           ----
         Numerator for net income per common share, basic and diluted    $   487,423    $ 2,441,210
                                                                         ===========    ===========
         Denominator:
            Denominator for net income per common share, basic--
                 weighted average common shares .....................      8,321,888     10,381,689
            Effect of dilutive securities:
                 Employee stock options .............................          5,092         17,289
                 Convertible Trust Preferred Securities .............             --             --
                 Warrants ...........................................             --             --
                                                                         -----------    -----------
            Denominator for net income per common share, diluted--
                 weighted average common shares .....................      8,326,980     10,398,978
                                                                         ===========    ===========
         Net income per common share, basic .........................    $      0.06    $      0.24
                                                                         ===========    ===========
         Net income per common share, diluted .......................    $      0.06    $      0.23
                                                                         ===========    ===========


                                                                          FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                                   --------
                                                                             2000           1999
                                                                             ----           ----

         Numerator for net income per common share, basic and diluted    $ 1,465,905    $ 5,049,459
                                                                         ===========    ===========
         Denominator:
            Denominator for net income per common share, basic--
                 weighted average common shares .....................      8,711,641     10,378,465
            Effect of dilutive securities:
                 Employee stock options .............................          5,395         14,406
                 Convertible Trust Preferred Securities .............             --             --
                 Warrants ...........................................             --             --
                                                                         -----------    -----------
            Denominator for net income per common share, diluted--
                 weighted average common shares .....................      8,717,036     10,392,871
                                                                         ===========    ===========
         Net income per common share, basic .........................    $      0.17    $      0.49
                                                                         ===========    ===========
         Net income per common share, diluted .......................    $      0.17    $      0.49
                                                                         ===========    ===========

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

         COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL

         The Company seeks to acquire commercial properties and create value through adaptive reuse. The Company believes that appropriate well-located commercial properties which are currently underperforming, can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring stabilized properties. The Company's current target markets include New York, New Jersey, Connecticut, Boston, Philadelphia, Baltimore, and the Washington, D.C. metropolitan areas.

         The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 41.3% interest in Wellsford/Whitehall at June 30, 2000.

         As of June 30, 2000, Wellsford/Whitehall owned 42 office properties totaling approximately 5,138,000 square feet (including approximately 1,670,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

         Wellsford/Whitehall leased 674,000 square feet in the six months ended June 30, 2000 including significant single tenant leases at Morris Technology Center and at 117 Kendrick Street as detailed below. The other two leases detailed below are for tenants which took possession of previously unoccupied significant space in 2000.

                                                  LEASABLE      PERCENTAGE      LEASE                              BASE RENT
                                                   SQUARE           OF       COMMENCEMENT         LEASE               PER
              PROPERTY                              FEET         BUILDING        DATE           EXPIRATION        SQUARE FOOT
              --------                              ----         --------        ----           ----------        -----------
201 University Avenue, Westwood, MA ........       82,000         100%       January 2000      December 2009      $  15.00 (A)
Mountain Heights Center #2, Berkeley Hts, NJ      115,000         100%       January 2000        August 2010         28.95
Morris Technology Center, Parsippany, NJ ...      257,000         100%       February 2001      January 2016         28.76
117 Kendrick Street, Needham, MA ...........      120,000          57%(B)    December 2000     February 2011         31.00

----------
       (A) Triple net rent.
       (B) Building is 95% leased including this lease at June 30, 2000.

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

         At June 30, 2000, the Company had approximately $71,800,000 of debt related investments, including approximately $44,200,000 of direct debt investments which bore interest at an average yield of approximately 11.66% and had an average remaining term to maturity of approximately
         5.0 years and $27,600,000 in Belford Capital Holdings, L.L.C. ("Belford Capital"), a company which was organized to invest in debt instruments. The Company also had approximately $9,900,000 of venture capital investments of which approximately $6,575,000 was in a real estate related e-commerce company with the remainder invested in other real estate-related ventures. In addition, the Company owned and operated seven commercial properties (Value Property Trust--"VLP") totaling approximately 597,000 square feet primarily located in the Northeastern United States and California with a depreciated book value of approximately $39,000,000.

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

         At June 30, 2000, the Company had an 80% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in a suburb of Denver, Colorado. Two phases containing 760 units are completed and operational, one 264 unit phase is substantially completed (which the Company is currently considering converting to a condominium project and selling individual units), a 424 unit phase that is under construction which is expected to be completed in the fourth quarter of 2001 and the remaining approximate 352 unit final phase being prepared for development. The Company also owned a 344 unit operational multifamily residential development in Tucson, Arizona.

         SEGMENT INFORMATION

         The following table provides occupancy rates as of each specified date by SBU:

                              COMMERCIAL PROPERTY   DEBT AND EQUITY   DEVELOPMENT AND
                                 OPERATIONS*         INVESTMENTS**    LAND INVESTMENTS
                                 -----------         -------------    ----------------
         June 30, 2000 ...           93%                 77%               90%
         March 31, 2000 ..           93%                 76%               91%
         December 31, 1999           92%                 76%               89%
         June 30, 1999 ...           91%                 75%               98%
         March 31, 1999 ..           93%                 75%               94%
         December 31, 1998           92%                 80%               92%

----------
          * Excludes properties under renovation.
         ** Occupancy rates for the seven VLP assets held in this SBU.

         See Note 4 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

         FUTURE INVESTMENTS

         The Company may in the future make equity investments in entities which engage in real estate related businesses and activities or businesses that service the real estate industry. Some of the entities in which the Company may invest may be start-up companies or companies in need of additional capital. The Company may also manage and lease properties owned by it or in which it has an equity or debt investment.

         RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999.

         Rental income decreased by $16,000. This decrease is primarily the result of lower occupancy at the Company's residential properties in suburban Denver, Colorado, offset by retenanting of space at higher rental rates on the VLP properties owned and operated by the Wellsford Capital SBU.

         Interest income decreased by $2,611,000. This decrease is primarily the result of (i) decreased lending activity by the Wellsford Capital SBU starting in the second half of 1999 and continuing in 2000 with loans being repaid in part or in full during 1999 ($2,722,000) and (ii) a decrease in income on cash and cash equivalents from lower outstanding balances in 2000 ($218,000), offset by loans which generated income in the current period which did not exist in the prior period ($348,000).

         Property operating and maintenance expense increased by $169,000. This increase is primarily due to increases in advertising and promotion, payroll and repairs and maintenance at the Company's consolidated properties.

         Depreciation and amortization expense decreased by $196,000. This decrease is primarily due to decreased amortization associated with the Company's joint venture investments.

         Interest expense decreased by $1,575,000. This decrease is primarily due to credit facility balances outstanding during the period in 1999 with none outstanding during the period in 2000 ($668,000) and by an increase in capitalized interest of $394,000 in 2000 and an adjustment to capitalized interest of $650,000 during the three month period in 1999. Such amounts were offset by an increase in expense on the VLP properties mortgage due to an increase in LIBOR ($104,000).

         General and administrative expenses decreased by $81,000. This decrease is primarily the result of the elimination of amortization of deferred compensation related to a former employee in 1999, offset by additional professional fees.

         Income from joint ventures decreased by $1,101,000. This decrease is primarily due to $1,196,000 share of gains on sale of properties by Wellsford/Whitehall in 1999 with no corresponding sales in 2000 and a decrease in the Company's proportionate share of income from Creamer Vitale Wellsford as a result of the prepayment of an investment in 1999, previously held by this venture, with no corresponding income in the current period ($281,000), offset by an increase in the Company's proportionate share of recurring income from Wellsford/Whitehall ($162,000) and the Liberty Hampshire/Belford Capital Joint Venture investments ($214,000).

         The income tax provision decreased by $359,000. This is primarily the result of a reduction in income before taxes of $2,102,000, partially offset by losses at certain companies at the state and local tax level without benefit as well as taxes based upon net worth for such companies.

         COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999.

         Rental income increased by $174,000. This increase is primarily the result of retenanting of space at higher rental rates on the VLP properties owned and operated by the Wellsford Capital SBU, offset by lower occupancy at the Company's residential properties in suburban Denver, Colorado.

         Interest income decreased by $4,810,000. This decrease is primarily the result of (i) decreased lending activity by the Wellsford Capital SBU starting in the second half of 1999 and continuing in 2000 with loans being repaid in part or in full during 1999 ($4,771,000) (ii) from investments contributed to Belford Capital in March 1999 ($565,000) and
         (iii) a  decrease  in income on cash and cash  equivalents  from  lower outstanding balances in 2000 ($115,000), offset by loans which generated income in the current period which did not exist in the prior period ($590,000).

         Property operating and maintenance expense increased by $133,000. This increase is primarily due to increases in advertising and promotion, payroll and repairs and maintenance at the Company's residential properties.

         Depreciation and amortization expense decreased by $254,000. This decrease is primarily due to decreased amortization associated with the Company's joint venture investments.

         Interest expense decreased by $1,668,000. This decrease is primarily due to credit facility balances outstanding during the period in 1999 with none outstanding during the period in 2000 ($1,267,000) and an increase in capitalized interest of $588,000, partially offset by an increase in expense on the VLP properties mortgage due to an increase in LIBOR ($152,000).

         General and administrative expenses increased by $802,000. This increase is primarily the result of salary costs related to additional employees in Wellsford Capital, the addition of the chief accounting officer position, additional amortization from deferred compensation arrangements and additional professional fees.

         Income from joint ventures decreased by $857,000. This decrease is primarily due to $1,196,000 share of gains on sale of properties by Wellsford/Whitehall in 1999 with no corresponding sales in 2000 and a decrease in the Company's proportionate share of income from Creamer Vitale Wellsford as a result of the prepayment of an investment in 1999, previously held by this venture, with no corresponding income in the current period ($365,000), offset by an increase in the Company's proportionate share of recurring income from Wellsford/Whitehall ($335,000) and the Liberty Hampshire/Belford Capital Joint Venture investments ($369,000).

         The income tax provision decreased by $1,204,000. This is primarily the result of a reduction in income before taxes of $4,577,000, partially offset by losses at certain companies at the state and local tax level without benefit as well as taxes based upon net worth for such companies.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to meet its short-term liquidity requirements generally through its existing working capital and cash flow provided by operations. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

         The Company expects to meet its long-term liquidity requirements such as maturing mortgages, financing acquisitions and development, financing capital improvements and joint venture capital requirements by borrowings, through the use of available cash, sales of properties, the issuance of additional debt and possibly the offering of equity securities.

         STOCK REPURCHASE PROGRAM

         In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position and the price per share. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 9,779 shares had been repurchased at an average price of $16.00 per share as of June 30, 2000.

         LETTER OF CREDIT

         In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to secure $14,755,000 of tax-exempt bonds. This letter of credit replaced an expiring letter of credit. The Company will incur an annual fee of approximately $142,000 related to this enhancement and paid an origination fee of approximately $158,000 upon closing. The letter of credit agreement provides for the Company to meet certain financial operating and balance sheet covenants.

         DISCRETIONARY CAPITAL COMMITMENTS

         At June 30, 2000, the Company had the following discretionary capital commitments. Draws under the Abbey Credit Facility and Safeguard Credit Facility require additional collateral to be made available to the Company which is subject to the Company's approval. Capital calls related to investments to be made by the Company's joint ventures are also subject to the Company's approval of such investments. The Company may make additional equity investments subject to Board of Directors approval if deemed prudent to do so to protect or enhance its existing investment. At June 30, 2000, discretionary capital commitments are as follows:

                        COMMITMENT                        AMOUNT
                        ----------                        ------
         Abbey Credit Facility....................   $   8,980,000
         Safeguard Credit Facility................      17,100,000
         Wellsford/Whitehall  equity..............      11,916,000
         Creamer Vitale Wellsford equity..........      13,608,000

         RESOURCES

         In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,000, which is collateralized by the 277 Park Loan of $25,000,000. The

         Wellsford Finance Facility bears interest at LIBOR + 2.75% and has a maturity of January 2002. The Company is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. As of June 30, 2000, there was no outstanding balance under the Wellsford Finance Facility. The facility provides for the Company to meet certain financial operating and balance sheet covenants.

         In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20%. Both facilities mature on December 15, 2000 and are extendable for one year by Wellsford/Whitehall. As of June 30, 2000, approximately $246,286,000 was outstanding under the Wellsford/Whitehall Bank Facility (approximately $183,361,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. The Wellsford/Whitehall Bank Facility contains certain financial covenants including limitations on distributions to members.

         Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, with operating cash flow from its properties, proceeds from financings of unencumbered properties, proceeds from any asset sales and equity contributions from the principal owners of Wellsford/Whitehall. At June 30, 2000 the Company's unfunded capital commitment is approximately $11,916,000 and the Whitehall unfunded capital commitment is approximately $62,044,000.

         CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 2000.

         Cash flow provided by operating activities of $1,594,000 primarily consists of net income of $1,466,000 plus (i) depreciation and amortization of $2,134,000, (ii) amortization of deferred compensation of $453,000 and (iii) a decrease in restricted cash of $670,000, substantially offset by undistributed joint venture income of $1,126,000 and a decrease in accrued expenses and other liabilities of $2,023,000.

         Cash flow used in investing activities of $17,635,000 consists of additional investments in (i) real estate assets of $7,596,000, (ii) notes receivable of $15,333,000 and (iii) capital contributions to joint ventures of $5,688,000, offset by repayments of notes receivable of $8,397,000 and returns of capital from joint ventures of $2,585,000.

         Cash flow provided by financing activities of $3,313,000 primarily consists of the issuance of $25,000,000 of Convertible Trust Preferred Securities, offset by (i) the repurchase of common shares of
         $20,804,000, (ii) principal payments of mortgage notes payable of $443,000 and (iii) deferred financing costs associated with the issuance of the Convertible Trust Preferred Securities of $426,000.

         FOR THE SIX MONTHS ENDED JUNE 30, 1999.

         Cash flow used in operating activities of $2,008,000 primarily consists of net income of $5,049,000 plus (i) depreciation and amortization of $2,473,000 and (ii) amortization of deferred compensation of $403,000, offset by undistributed joint venture income of $825,000, increases in restricted cash of $317,000 and prepaid and other assets of $5,435,000 and a decrease in accrued expenses and other liabilities of $3,374,000.

         Cash flow used in investing activities of $8,765,000 consists of additional investments in (i) real estate assets of $14,794,000, (ii) capital contributions to joint ventures of $7,742,000 and (iii) notes receivable of $2,150,000, offset by repayments of notes receivable of $16,011,000.

         Cash flow provided by financing activities of $17,558,000 primarily consists of borrowings from credit facilities of $35,000,000, offset by
         (i) repayment of credit facilities of $17,000,000 and (ii) repayment of mortgage notes payable of $440,000.

         RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general economic and business conditions, which will, among other factors, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks associated with equity investments in and with third parties; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions.

         The Company had $19,201,000 of LIBOR-based notes receivable and $25,000,000 of fixed rate notes receivable at June 30, 2000. A one-percent increase in the base rate used to determine the interest rate on the variable rate notes receivable would result in an increase in interest income of approximately $192,000 per annum. The Company had $42,755,000 of LIBOR and other variable rate based debt and $76,117,000 of fixed rate debt at June 30, 2000. A one-percent increase in the base rates used to determine the interest rate on the variable rate debt would result in an increase in interest expense of approximately $428,000 per annum. The Company's proportionate share of variable and fixed rate notes receivable from Belford Capital was $14,051,000 and $5,652,000, respectively, at June 30, 2000. The Company's proportionate share of variable and fixed rate debt from Wellsford/Whitehall was $122,839,000 and $32,560,000, respectively, at June 30, 2000. A one-percent increase in the base rate used to determine the interest rate of the Company's proportionate share of variable rate notes receivable and debt would result in a net decrease in the Company's annual income from joint ventures of $1,088,000. The net decrease in the Company's annual net income, after income taxes, as a result of such increases in the base rates on all of the aforementioned notes receivable and debt would be approximately $794,000 ($0.09 per diluted share).

         PART II. OTHER INFORMATION

                  ITEM 1:  LEGAL PROCEEDINGS.

                           Neither the Company nor Wellsford/Whitehall are presently defendants in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its other equity investments.

                  ITEM 2:  CHANGES IN SECURITIES.

                           None.

                  ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

                           None.

                  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           One June 9, 2000, the Company held its annual meeting of shareholders. A total of 14,111,568 common shares, representing approximately 85% of the 16,632,440 common shares outstanding and entitled to vote (including 339,806 class A-1 common shares), as of the record date (April 24, 2000) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and class A-1 common shares are hereinafter referred to as the "Common Shares." Shares disclosed in this item, which represent the results from voting on the three proposals, are reflective of the actual number of votes cast, not adjusted for the effect of the one for two reverse stock split.

                           At the meeting, Richard S. Frary, Martin Bernstein and Meyer "Sandy" Frucher were elected as directors to serve terms of three years expiring at the 2002 annual meeting of shareholders or, until their respective successors are duly elected and qualify. Each of the elected directors received the affirmative vote of at least 14,064,551 Common Shares. These elected directors join the following existing directors until their terms expire; Edward Lowenthal and Rodney F. Du Bois terms expire in 2001; Jeffrey H. Lynford, Douglas Crocker II and Mark S. Germain terms expire in 2002.

                           The shareholders approved the proposal to amend the Company's Charter to: i) effect a reverse stock split whereby each two outstanding shares of common stock, par value $0.01 per share, would be automatically converted into one share of outstanding common stock and each two shares of class A-1 common stock, par value $0.01 per share, would be automatically converted into one share of outstanding class A-1 common stock; ii) reduce in the same proportion as the outstanding shares are reduced by the reverse stock split, the number of authorized shares of common stock of the Company from 197,650,000 to 98,825,000 and the number of authorized shares of class A-1 common stock of the Company from 350,000 to 175,000; and iii) increase the par value of the common stock and class A-1 common stock from $0.01 per share to $0.02 per share. The affirmative vote was 13,904,634 Common Shares, votes cast against the proposal were 183,684 Common Shares and 23,250 Common Shares abstained from voting.

                           The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000 by the affirmative vote of 14,081,160 Common Shares. Votes cast against the proposal were 24,487 Common Shares and 2,921 Common Shares abstained from voting.

                  ITEM 5:  OTHER INFORMATION.

                           None.

                  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits filed with this Form 10-Q:

                           10.97 Amended and Restated Revolving Credit Agreement, dated as of June 28, 2000, among Wellsford Finance, LLC, as Borrower and Fleet National Bank and other lenders which may become parties to this agreement, as Lenders and Fleet National Bank, as Agent.
                           10.98 Bond Pledge and Security Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Pledgor, Commerzbank AG, as Bank, and United States Trust Company of New York, as Bond Trustee.
                           10.99 Letter of Credit Reimbursement Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Account Parties, and Commerzbank AG, as Bank.
                           10.100 Unconditional Guaranty of Payment and Performance, dated June 28, 2000, between Wellsford Real Properties, Inc., as Guarantor, and Fleet National Bank, as Lender.
                           10.101 Promissory Note, dated June 16, 2000, between Wellsford Real Properties, Inc. and Commerzbank AG.
                           27.1     Financial Data Schedule (EDGAR Filing Only)

                  (b)      Reports on Form 8-K.

                           During the quarter ended June 30 2000, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

         Date of Report
 (Date of Earliest Event Reported)               Item Reported                   Date Filed
 ---------------------------------               -------------                   ----------
          May 11, 2000              Issuance    of      1,000,000    8.25%      May 11, 2000
         (May 5, 2000)              Convertible Trust Preferred Securities
                                    by   WRP   Convertible   Trust   I,  a
                                    consolidated  subsidiary of  Wellsford
                                    Real  Properties,  Inc.,  the proceeds
                                    of which were  used  to  purchase  the
                                    Company's   8.25%  Convertible  Junior
                                    Subordinated Debentures,  which mature
                                    on May 4, 2022.

          June 16, 2000             Approval of one for two reverse  stock      June 16, 2000
         (June 9, 2000)             split and  appointment  of new members
                                    to  the  board  of  directors  by  the
                                    shareholders    of   Wellsford    Real
                                    Properties, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLSFORD REAL PROPERTIES, INC.

                                    By:     /s/ Jeffrey H. Lynford
                                            ----------------------
                                            Jeffrey H. Lynford
                                            Chairman of the Board,
                                            Chief Financial Officer

                                            /s/ James J. Burns
                                            ------------------
                                            James J. Burns
                                            Senior Vice President,
                                            Chief Accounting Officer

Dated: August 3, 2000