Form 10-Q
period 2000-09-30
WELLSFORD REAL PROPERTIES INC
filed 2000-11-13
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------


                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number   1-12917
                         -------

                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                13-3926898
                 --------                                ----------
       (State or other jurisdiction            (IRS Employer Identification No.)
     of incorporation or organization)


                        535 Madison Avenue, New York, NY  10022
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

                                 Yes |X|   No |_|

The number of the Registrant's share of common stock outstanding was 8,297,281 as of October 31, 2000 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 2000 (unaudited)
            and December 31, 1999 .............................................3

            Consolidated Statements of Income (unaudited) for the Three and Nine
            Months Ended September 30, 2000 and 1999...........................4

            Consolidated Statements of Cash Flows (unaudited) for the Nine
            Months Ended September 30, 2000 and 1999...........................5

            Notes to Consolidated Financial Statements (unaudited).............6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................19

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk........27

PART II.    OTHER INFORMATION:

  Item 1.   Legal Proceedings.................................................28

  Item 6.   Exhibits and Reports on Form 8-K..................................28

  Signatures..................................................................29

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2000               1999
                                                                              ----               ----
                                                                           (UNAUDITED)

ASSETS
Real estate assets, at cost:
   Land .............................................................    $  18,813,000     $  18,813,000
   Buildings and improvements .......................................      118,300,929       116,605,231
                                                                         -------------     -------------
                                                                           137,113,929       135,418,231
   Less, accumulated depreciation ...................................       (9,548,335)       (6,584,328)
                                                                         -------------     -------------
                                                                           127,565,594       128,833,903
   Construction in progress .........................................       36,633,468        30,747,867
                                                                         -------------     -------------
                                                                           164,199,062       159,581,770
Notes receivable ....................................................       45,319,324        37,259,587
Investment in joint ventures ........................................      119,406,028       114,390,298
                                                                         -------------     -------------
Total real estate assets ............................................      328,924,414       311,231,655
Cash and cash equivalents ...........................................       22,692,286        34,739,866
Restricted cash .....................................................        8,511,901         8,467,092
Prepaid and other assets ............................................       11,123,430        11,892,713
                                                                         -------------     -------------
Total assets ........................................................    $ 371,252,031     $ 366,331,326
                                                                         =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ...........................................    $ 118,648,464     $ 119,314,929
   Credit facility ..................................................               --                --
   Accrued expenses and other liabilities ...........................       12,744,217        13,891,212
                                                                         -------------     -------------
Total liabilities ...................................................      131,392,681       133,206,141
                                                                         -------------     -------------
Company-obligated, mandatorily  redeemable,  convertible  preferred securities of WRP Convertible Trust I, holding solely 8.25% junior subordinated debentures of Wellsford Real Properties, Inc.
   ("Convertible Trust Preferred Securities") .......................       25,000,000                --

Minority interest ...................................................        3,442,838         3,433,972

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized,
      no shares issued and outstanding ..............................               --                --
   Common  stock, 98,825,000 shares  authorized  $.02 par value per share - 8,126,368 and 9,441,247 shares, issued
      and outstanding ...............................................          162,527           188,825
   Class A-1 common stock, 175,000 shares authorized $.02
      par value per share - 169,903 shares, issued and outstanding ..            3,398             3,398
   Paid in capital in excess of par value ...........................      194,583,986       215,674,726
   Retained earnings ................................................       22,408,408        20,246,075
   Deferred compensation ............................................       (1,181,673)       (1,861,677)
   Treasury stock, 208,587 and 208,587 shares .......................       (4,560,134)       (4,560,134)
                                                                         -------------     -------------
Total shareholders' equity ..........................................      211,416,512       229,691,213
                                                                         -------------     -------------
Total liabilities and shareholders' equity ..........................    $ 371,252,031     $ 366,331,326
                                                                         =============     =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------                    -------------
                                                         2000             1999             2000             1999
                                                         ----             ----             ----             ----

REVENUE
   Rental income ...............................    $  4,706,509     $  4,622,491     $ 13,696,091     $ 13,436,403
   Interest income .............................       1,677,951        2,251,046        4,584,140        9,969,015
                                                    ------------     ------------     ------------     ------------
      Total revenue ............................       6,384,460        6,873,537       18,280,231       23,405,418
                                                    ------------     ------------     ------------     ------------
EXPENSES
   Property operating and maintenance ..........       1,140,135        1,013,422        3,093,300        2,833,292
   Real estate taxes ...........................         404,890          419,942        1,243,179        1,234,098
   Depreciation and amortization ...............       1,401,481        1,180,366        3,541,307        3,573,827
   Property management .........................         188,211          170,930          575,388          503,821
   Interest ....................................       1,684,988        2,366,635        5,039,998        7,389,805
   General and administrative ..................       1,776,437        1,951,272        4,988,412        4,361,021
                                                    ------------     ------------     ------------     ------------
      Total expenses ...........................       6,596,142        7,102,567       18,481,584       19,895,864
                                                    ------------     ------------     ------------     ------------
Income from joint ventures .....................       1,551,955        3,160,343        3,617,628        6,082,656
                                                    ------------     ------------     ------------     ------------
Income before minority interest, income taxes
      and accrued distributions and amortization
      of costs on Convertible Trust Preferred
      Securities ...............................       1,340,273        2,931,313        3,416,275        9,592,210
Minority interest ..............................          (8,338)         (43,405)         (17,435)         (60,843)
                                                    ------------     ------------     ------------     ------------
Income before taxes and accrued distributions
      and amortization of costs on Convertible
      Trust Preferred Securities ...............       1,331,935        2,887,908        3,398,840        9,531,367
Income tax expense .............................         283,000          702,000          673,000        2,296,000
                                                    ------------     ------------     ------------     ------------
Income before accrued distributions and
      amortization of costs on Convertible
      Trust Preferred Securities ...............       1,048,935        2,185,908        2,725,840        7,235,367
Accrued distributions and amortization of
      costs on Convertible Trust Preferred
      Securities, net of income tax benefit of
      $172,000 and $282,000, respectively ......         352,507               --          563,507               --
                                                    ------------     ------------     ------------     ------------
Net income .....................................    $    696,428     $  2,185,908     $  2,162,333     $  7,235,367
                                                    ============     ============     ============     ============
Net income per common share, basic .............    $       0.08     $       0.21     $       0.25     $       0.70
                                                    ============     ============     ============     ============
Net income per common share, diluted ...........    $       0.08     $       0.21     $       0.25     $       0.70
                                                    ============     ============     ============     ============
Weighted average number of common shares
      outstanding, basic .......................       8,296,507       10,348,695        8,572,253       10,368,433
                                                    ============     ============     ============     ============
Weighted average number of common shares
      outstanding, diluted .....................       8,313,555       10,361,505        8,576,090       10,382,605
                                                    ============     ============     ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------------
                                                                           2000             1999
                                                                           ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................    $  2,162,333     $  7,235,367
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization ...........................       3,547,085        3,581,276
         Amortization of deferred compensation ...................         680,004          625,842
         Undistributed joint venture income ......................              --       (3,417,873)
         Distributions in excess of joint venture income .........          26,933               --
         Undistributed minority interest .........................          17,435           60,843
         Shares issued for director compensation .................          60,000               --
         Changes in assets and liabilities:
            Restricted cash ......................................         (44,809)         (82,997)
            Prepaid expenses and other assets ....................        (150,563)      (4,618,934)
            Accrued expenses and other liabilities ...............         253,006       (2,055,483)
                                                                      ------------     ------------
         Net cash provided by operating activities ...............       6,551,424        1,328,041
                                                                      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .............................      (8,981,298)     (15,660,276)
   Investments in joint ventures:
        Capital contributions ....................................      (6,775,787)      (7,741,692)
        Returns of capital .......................................       2,584,517        3,231,591
   Investments in notes receivable ...............................     (23,633,000)     (41,270,501)
   Repayments of notes receivable ................................      15,582,263       72,964,680
   Proceeds from sale of real estate asset .......................              --        7,238,329
                                                                      ------------     ------------
        Net cash (used in) provided by investing activities ......     (21,223,305)      18,762,131
                                                                      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Convertible Trust Preferred Securities ............      25,000,000               --
   Deferred financing costs ......................................        (523,627)              --
   Proceeds from credit facilities ...............................              --       35,000,000
   Repayment of credit facilities ................................              --      (42,250,000)
   Repayment of mortgage notes payable ...........................        (666,465)        (649,226)
   Distributions to minority interest ............................          (8,569)          (1,498)
   Costs incurred for reverse stock split ........................         (44,364)              --
   Repurchases of common shares ..................................     (21,132,674)              --
                                                                      ------------     ------------
         Net cash provided by (used in) financing activities .....       2,624,301       (7,900,724)
                                                                      ------------     ------------
Net (decrease) increase in cash and cash equivalents .............     (12,047,580)      12,189,448
Cash and cash equivalents, beginning of period ...................      34,739,866       10,122,037
                                                                      ------------     ------------
Cash and cash equivalents, end of period .........................    $ 22,692,286     $ 22,311,485
                                                                      ============     ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest, including amounts
      capitalized of $1,590,948 and $758,216, respectively .......    $  6,403,655     $  8,492,862
                                                                      ============     ============
   Cash paid during the period for income taxes, net of income tax
      refunds ....................................................    $     34,582     $  3,292,841
                                                                      ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Notes receivable contributed for joint venture interest .......                     $ 24,218,113
                                                                                       ============
   Warrants issued in connection with joint venture activities ...                     $    480,892
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

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are currently held in the Company's subsidiary, Wellsford Commercial Properties Trust ("WCPT"), through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and other equity activities; and
         (iii) property development and land operations. The Company periodically reassesses its commitment to and level of activities in each of its SBUs. See Note 4 for additional information regarding the Company's industry segments.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2000 and cash flows for the nine month period ended September 30, 2000, are not necessarily indicative of a full year's results.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

4.       SEGMENT INFORMATION

         The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these
         SBUs:


         (AMOUNTS IN THOUSANDS)
                                    COMMERCIAL       DEBT AND        DEVELOPMENT
                                     PROPERTY         EQUITY          AND LAND
                                   INVESTMENTS      INVESTMENTS      INVESTMENTS      OTHER*      CONSOLIDATED
                                   -----------      -----------      -----------      ------      ------------
      SEPTEMBER 30, 2000
      ------------------
Real estate, net ...............    $     --        $ 39,084          $125,115        $     --      $164,199
Notes receivable ...............          --          45,319                --              --        45,319
Investment in joint ventures ...      81,801          37,605                --              --       119,406
Cash and cash equivalents ......          91           4,987               173          17,441        22,692
Restricted cash and other assets          --           7,686             1,490          10,460        19,636
                                    --------        --------          --------        --------      --------
Total assets ...................    $ 81,892        $134,681          $126,778        $ 27,901      $371,252
                                    ========        ========          ========        ========      ========

Mortgage notes payable .........    $     --        $ 28,000          $ 90,648        $     --      $118,648
Accrued expenses and other
   liabilities .................          --           1,251             2,022           9,471        12,744
Convertible Trust Preferred
   Securities ..................          --              --                --          25,000        25,000
Minority interest ..............          37              --             3,406              --         3,443
Equity .........................      81,855         105,430            30,702          (6,570)      211,417
                                    --------        --------          --------        --------      --------
Total liabilities and equity ...    $ 81,892        $134,681          $126,778        $ 27,901      $371,252
                                    ========        ========          ========        ========      ========

       DECEMBER 31, 1999
       -----------------
Real estate, net ...............    $     --        $ 38,103          $121,479        $     --      $159,582
Notes receivable ...............          --          37,260                --              --        37,260
Investment in joint ventures ...      79,688          34,702                --              --       114,390
Cash and cash equivalents ......          67          28,694               172           5,807        34,740
Restricted cash and other assets          --           8,142             1,881          10,336        20,359
                                    --------        --------          --------        --------      --------
Total assets ...................    $ 79,755        $146,901          $123,532        $ 16,143      $366,331
                                    ========        ========          ========        ========      ========

Mortgage notes payable .........    $     --        $ 28,000          $ 91,315        $     --      $119,315
Accrued expenses and other
   liabilities .................          --           1,908             1,396          10,587        13,891
Minority interest ..............          46              --             3,388              --         3,434
Equity .........................      79,709         116,993            27,433           5,556       229,691
                                    --------        --------          --------        --------      --------
Total liabilities and equity ...    $ 79,755        $146,901          $123,532        $ 16,143      $366,331
                                    ========        ========          ========        ========      ========
----------

         *Includes corporate cash, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)


         (AMOUNTS IN THOUSANDS)
                                    COMMERCIAL       DEBT AND        DEVELOPMENT
                                     PROPERTY         EQUITY          AND LAND
                                   INVESTMENTS      INVESTMENTS      INVESTMENTS      OTHER*      CONSOLIDATED
                                   -----------      -----------      -----------      ------      ------------
     FOR THE THREE MONTHS
   ENDED SEPTEMBER 30, 2000
   ------------------------
Rental income .................     $     --        $  1,536          $  3,170        $     --      $  4,706
Interest income ...............           --           1,109                --             569         1,678
                                    --------        --------          --------        --------      --------
Total income ..................           --           2,645             3,170             569         6,384
                                    --------        --------          --------        --------      --------
Operating expenses ............           --             690             1,043              --         1,733
Depreciation and amortization .          178             448               751              25         1,402
Interest ......................           --             766             1,377            (458)        1,685
General and administrative ....           --             257                --           1,519         1,776
                                    --------        --------          --------        --------      --------
                                         178           2,161             3,171           1,086         6,596
                                    --------        --------          --------        --------      --------
Income from joint ventures ....        1,062             490                --              --         1,552
Minority interest .............           --              --                (8)             --            (8)
                                    --------        --------          --------        --------      --------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................     $    884        $    974          $     (9)       $   (517)     $  1,332
                                    ========        ========          ========        ========      ========

     FOR THE THREE MONTHS
   ENDED SEPTEMBER 30, 1999
   ------------------------
Rental income .................     $     --        $  1,425          $  3,197        $     --      $  4,622
Interest income ...............           --           2,344                --             (93)        2,251
                                    --------        --------          --------        --------      --------
Total income ..................           --           3,769             3,197             (93)        6,873
                                    --------        --------          --------        --------      --------
Operating expenses ............           --             655               949              --         1,604
Depreciation and amortization .           68             283               749              80         1,180
Interest ......................           --           1,139             1,188              40         2,367
General and administrative ....           --             260                --           1,691         1,951
                                    --------        --------          --------        --------      --------
                                          68           2,337             2,886           1,811         7,102
                                    --------        --------          --------        --------      --------
Income from joint ventures ....        2,222             938                --              --         3,160
Minority interest .............           --              --               (43)             --           (43)
                                    --------        --------          --------        --------      --------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................     $  2,154        $  2,370          $    268        $ (1,904)     $  2,888
                                    ========        ========          ========        ========      ========

----------

         *Includes general and administrative expenses, interest income and interest expense that have not been allocated to the operating segments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)


         (AMOUNTS IN THOUSANDS)
                                    COMMERCIAL       DEBT AND        DEVELOPMENT
                                     PROPERTY         EQUITY          AND LAND
                                   INVESTMENTS      INVESTMENTS      INVESTMENTS      OTHER*      CONSOLIDATED
                                   -----------      -----------      -----------      ------      ------------

      FOR THE NINE MONTHS
   ENDED SEPTEMBER 30, 2000
   ------------------------
Rental income .................     $     --        $  4,613          $  9,083        $     --      $ 13,696
Interest income ...............           --           3,591                --             993         4,584
                                    --------        --------          --------        --------      --------
Total income ..................           --           8,204             9,083             993        18,280
                                    --------        --------          --------        --------      --------
Operating expenses ............           --           1,944             2,968              --         4,912
Depreciation and amortization .          269             938             2,252              82         3,541
Interest ......................           --           2,117             3,803            (880)        5,040
General and administrative ....           --             761                --           4,228         4,989
                                    --------        --------          --------        --------      --------
                                         269           5,760             9,023           3,430        18,482
                                    --------        --------          --------        --------      --------
Income from joint ventures ....        2,109           1,509                --              --         3,618
Minority interest .............           --              --               (17)             --           (17)
                                    --------        --------          --------        --------      --------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................     $  1,840        $  3,953          $     43        $ (2,437)     $  3,399
                                    ========        ========          ========        ========      ========

      FOR THE NINE MONTHS
   ENDED SEPTEMBER 30, 1999
   ------------------------
Rental income .................     $     --        $  4,258          $  9,178        $     --      $ 13,436
Interest income ...............           --           9,489                --             480         9,969
                                    --------        --------          --------        --------      --------
Total income ..................           --          13,747             9,178             480        23,405
                                    --------        --------          --------        --------      --------
Operating expenses ............           --           1,888             2,683              --         4,571
Depreciation and amortization .          291             881             2,249             153         3,574
Interest ......................           --           3,548             3,677             165         7,390
General and administrative ....           --             602                --           3,759         4,361
                                    --------        --------          --------        --------      --------
                                         291           6,919             8,609           4,077        19,896
Income from joint ventures ....        4,131           1,952                --              --         6,083
Minority interest .............           --              (2)              (59)             --           (61)
                                    --------        --------          --------        --------      --------
Income (loss) before taxes and
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities .................     $  3,840        $  8,778          $    510        $ (3,597)     $  9,531
                                    ========        ========          ========        ========      ========

    ----------

         *Includes general and administrative expenses, interest income and interest expense that have not been allocated to the operating segments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL
         ---------------------------------------------------
         The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership, an affiliate of The Goldman Sachs Group Inc. ("Goldman Sachs"), formed a private real estate operating company, Wellsford/Whitehall. The Company had a 40.8% interest in Wellsford/Whitehall at September 30, 2000.

         On October  25, 2000, the  Company,  through  its  subsidiary  WCPT and affiliates of Goldman Sachs ("Whitehall"), which are both members of Wellsford/Whitehall, entered into a Memorandum of Understanding ("MOU") which outlines modifications to be made to the existing agreements pertaining to Wellsford/Whitehall. The MOU is not binding and is subject to the execution of definitive agreements (see Note 9 -Subsequent Events).

         The following table presents condensed balance sheet and operating data for the Wellsford/Whitehall segment:


         (AMOUNTS IN THOUSANDS)

                                           SEPTEMBER 30,    DECEMBER 31,
      CONDENSED BALANCE SHEET DATA             2000            1999
      ----------------------------             ----            ----
Real estate, net........................  $   591,962     $   551,152
Cash and cash equivalents...............        7,224           8,468
Total assets............................      616,322         572,279
Mortgage notes payable..................      134,086         110,831
Credit facility.........................      244,250         238,661
Preferred equity........................       18,323          19,000
Common equity...........................      191,075         181,740

                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER  30,                SEPTEMBER 30,
                                                   ---------  ---                -------------
        CONDENSED OPERATING DATA               2000            1999            2000            1999
        ------------------------               ----            ----            ----            ----
Rental income (A).......................  $    21,325     $    18,771     $    61,126     $    54,929
Operating expenses......................        7,275           7,410          20,788          20,216
Depreciation and amortization...........        3,301           3,036           9,719           8,530
Interest................................        6,463           6,132          19,402          18,636
Total expenses..........................       19,002          18,253          55,991          52,493
Gain on sale of investments.............          401           4,942             401           7,446
Income before distributions.............        2,877           5,625           5,954          10,228

----------

(A) Includes lease cancellation income of $2,056 and $33 for the three months ended September 30, 2000 and 1999, respectively and $2,887 and $145 for the nine months ended September 30, 2000 and 1999, respectively. Also includes $557, $333, $971 and $858 of income resulting from the straight-lining of tenant rents for the respective periods.

         As of September 30, 2000, Wellsford/Whitehall owned 43 office properties totaling approximately 5,324,000 square feet (including approximately 1,895,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         During the nine months ended September 30, 2000, Wellsford/Whitehall completed the following transactions:

(COST, SALES PRICE AND GAIN AMOUNTS IN MILLIONS)

PURCHASES:
                                                                                                      COST PER
                                                           GROSS LEASABLE     NUMBER OF                 SQUARE
       MONTH                TYPE           LOCATION          SQUARE FEET      PROPERTIES     COST        FOOT
       -----                ----           --------          -----------      ----------     ----        ----
May .................    Office/Flex     Hanover, NJ           148,000             1        $   8.1     $    55
September ...........    Office/Flex     Cedar Knolls, NJ       80,000             1            3.7          46
September ...........    Office          Dedham, MA            150,000             1            6.2          41
                                                               -------             -        -------     -------
                                          Total purchases      378,000             3        $  18.0     $    47
                                                               =======             =        =======     =======

SALE:
                                                                                 SALES PRICE
                                      GROSS LEASABLE      NUMBER       SALES         PER
       MONTH               LOCATION    SQUARE FEET    OF PROPERTIES    PRICE     SQUARE FOOT     GAIN
       -----               --------    -----------    -------------    -----     -----------     ----
August ..............    Columbia, MD    38,000             1         $   4.9     $    128      $  0.4
                                         ======             =         =======     ========      ======

         In March 2000, Wellsford/Whitehall obtained a $23,500,000 loan from Principal Capital Management, L.L.C. for the rehabilitation of Gateway Tower, a 236,000 square foot, nine-story office building located at 401 North Washington Street, Rockville, Maryland. The non-recourse loan is secured by a first mortgage on the property, has a term of three years, plus two six-month extensions at Wellsford/Whitehall's option and bears interest at LIBOR + 3.50% per annum.

         In connection with the May 2000 purchase of a 148,000 square foot property in Hanover, New Jersey, $4,000,000 of financing was provided by the seller at a fixed annual rate of 10.00% for one year. The financing is secured by a first mortgage on the property.

         In September 2000, Wellsford/Whitehall obtained a $8,150,000 rehabilitation loan from Provident Bank of which $4,250,000 was drawn upon at September 30, 2000. The non-recourse loan, which is secured by the leasehold interest in the 144,000 square foot Oakland Ridge office park, a four building office complex located in Columbia, Maryland, has a term of 2.5 years, plus one twelve-month extension at Wellsford/Whitehall's option and bears interest at LIBOR + 2.00% per annum, which is capitalized into the loan.

         The Company has made temporary advances to Wellsford/Whitehall. At September 30, 2000, the balance of the advances which bear interest at LIBOR + 5.00% per annum amounted to approximately $12,317,000 and are included in Notes Receivable in the accompanying consolidated balance sheet of the Company.

         In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% per annum and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20% per annum. As of September 30, 2000, approximately $244,250,000 was outstanding under the Wellsford/Whitehall Bank Facility (approximately $181,728,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. Wellsford/Whitehall has notified the lenders that it is exercising its right under the terms of the agreements to have both facilities extended for one year to mature on December 15, 2001. Such extensions are dependent upon Wellsford/Whitehall meeting certain increased financial covenants and obtaining appraisals on the properties collateralizing such loans to support the necessary collateral value, all of which is provided for in the respective loan agreements. The Wellsford/Whitehall Bank Facility also limits the amount of distributions to members.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
         ---------------------------------------------
         At September 30, 2000, the Company had approximately $73,308,000 of debt related investments, consisting of approximately $45,319,000 of direct debt investments which bore interest at an average yield of approximately 11.74% per annum and had an average remaining term to maturity of approximately 5.3 years and $27,988,000 in Second Holding Company, LLC, formerly Belford Capital Holdings, L.L.C. ("Second Holding"), a company which was organized to invest in debt instruments. The Company also had approximately $9,617,000 of venture capital investments of which approximately $6,575,000 was in a real estate related e-commerce company with the remainder invested in other real estate-related ventures. In addition, the Company owned and operated seven commercial properties, one of which is in California and six of which are located in the Northeastern United States (Value Property Trust--"VLP") totaling approximately 597,000 square feet with a depreciated book value of approximately $39,100,000.

         The Company had an approximate 51.1% non-controlling interest in Second Holding at September 30, 2000. The following table presents condensed balance sheet and operating data for Second Holding:

         (AMOUNTS IN THOUSANDS)

                                          SEPTEMBER 30,   DECEMBER 31,
      CONDENSED BALANCE SHEET DATA            2000            1999
      ----------------------------            ----            ----
Cash and cash equivalents...............  $   160,095     $        --
Investments.............................       39,715          40,143
Investment in Reis......................           --           6,500
Total assets............................      200,476          60,870
Long term debt..........................      145,618              --
Total equity............................       54,237          60,639

                                          FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                  -------------                   -------------
        CONDENSED OPERATING DATA              2000            1999            2000            1999
        ------------------------              ----            ----            ----            ----
Interest revenue........................  $     1,204     $       984     $     3,276     $     2,215
Interest from Reis......................           --             126             169             374
                                          -----------     -----------     -----------     -----------
Total revenue...........................        1,204           1,110           3,445           2,589
                                          -----------     -----------     -----------     -----------
Interest expense........................          206              --             206              --
Fees and other..........................          235             207             691             581
                                          -----------     -----------     -----------     -----------
Total expenses..........................          441             207             897             581
                                          -----------     -----------     -----------     -----------
Net income..............................  $       763     $       903     $     2,548     $     2,008
                                          ===========     ===========     ===========     ===========


         During September 2000, an affiliate of Second Holding privately placed a ten-year $150,000,000 junior subordinated bond issue. The bonds were issued at an effective annual interest rate of LIBOR + 0.90%. Proceeds from the issuance will be used to make investments in debt instruments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         REIS REPORTS, INC. ("REIS")

         The Company's aggregate investment in Reis at September 30, 2000 is approximately $6,575,000 or 22% of Reis' equity on an as converted basis. A portion of the investment is held directly by the Company and the remainder is held by Reis Capital Holdings, LLC ("Reis Capital"), a company which was organized to hold this investment. The Company has an approximate 51.1% non-controlling interest in Reis Capital at September 30, 2000. The following table details the components of the Company's and Reis Capital's investments in Reis.

                                             INVESTMENTS IN REIS BY:
                                             -----------------------
                                            THE COMPANY   REIS CAPITAL
                                            -----------   ------------
April 2000 investments:
    Direct investment in 8% Series C
      Convertible Preferred Shares
      ("Series C Preferred") (A) ........    $2,022,000    $       --
                                             ----------    ----------
    Indirect investments:
         Series C Preferred (B) .........       766,000     1,500,000
         Series C Preferred (C) .........       466,000       913,000
                                             ----------    ----------
                                              1,232,000     2,413,000
                                             ----------    ----------
Total April 2000 investments ............     3,254,000     2,413,000
                                             ----------    ----------
Prior investments: (C)
         8% Series A Preferred Shares (D)     2,555,000     5,000,000
         8% Series B Preferred Shares (E)       766,000     1,500,000
                                             ----------    ----------
                                              3,321,000     6,500,000
                                             ----------    ----------
Total investments at September 30, 2000 .    $6,575,000    $8,913,000
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

         At the time of the  investments  noted above,  the  management  of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company, or their affiliates, by issuing $410,000 of Series C Preferred in April 2000. The investments of the Company's officers and directors together with shares of common stock previously held by the Company's Chairman represent approximately 3.5% of Reis' equity, on an as converted basis upon completion of the aforementioned investments. Additionally, a company controlled by the Chairman of EQR purchased a 4.5% interest on that date. The president of EQR is a director of the Company. The Company's Chairman is the brother of the President of Reis. The Company's President was appointed to the board of directors of Reis during the third quarter of 2000. The Chairman, President and those other directors investing directly in Reis have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

         One of the Company's other joint venture investments uses the services of Reis in making investment decisions. The joint venture incurred fees of $270,000 in connection with such services for each of the nine months ended September 30, 2000 and 1999.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
         ------------------------------------------------------
         At September 30, 2000, the Company had an 80% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in a suburb of Denver, Colorado ("Palomino Park"). Two phases containing 760 units are completed and operational. One 264 unit phase ("Silver Mesa") is being converted to a condominium project where the Company will sell individual units. The Company is currently marketing for sale 128 of the units, pending the finalization of conversion financing, while the remaining 136 units (79% occupied at September 30, 2000) are being rented until the first condominium section of units are substantially sold out. Additionally, there is a 424 unit phase under construction which is expected to be completed in the fourth quarter of 2001 and the remaining approximate 352 unit final phase is being prepared for development.

         The Company also owned a 344 unit operational multifamily residential development in Tucson, Arizona ("Sonterra"). In July 2000, the Company entered into an agreement to sell Sonterra for approximately $22,550,000, with the buyer assuming the outstanding debt balance of approximately $16,000,000, which encumbers the property. The net book value of land, building and improvements was approximately $18,700,000 at September 30, 2000, of which $3,075,000 was land. The Company expects the transaction to close during the fourth quarter of 2000 and expects to realize a gain of approximately $3,200,000.

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

         The Convertible Trust Preferred Securities are convertible into 1,123,696 common shares at $22.248 per share and are redeemable in whole or in part by the Company on or after May 30, 2002. EQR can require redemption on or after May 30, 2012 unless the Company exercises one of its two five-year extensions, subject to an interest adjustment to the then prevailing market rates if higher than 8.25% per annum. The redemption rights are subject to certain other terms and conditions contained in the related agreements. In connection with this issuance, the Company simultaneously terminated the $50,000,000 secured loan facility from Fleet National Bank and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility").

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         FINANCING ARRANGEMENTS (CONTINUED)

         In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,000. The Wellsford Finance Facility which is secured by the 277 Park Loan of $25,000,000, bears interest at LIBOR + 2.75% per annum and matures in January 2002. The Company paid an origination fee of $75,000 and is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. As of September 30, 2000, there was no outstanding balance under the Wellsford Finance Facility. This facility provides for the Company to meet certain financial operating and balance sheet covenants.

         In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to secure $14,755,000 of tax-exempt bonds for Palomino Park. This letter of credit replaced an expiring letter of credit. The Company will incur an annual fee of approximately $142,000 related to this enhancement and paid an origination fee of approximately $158,000 upon closing. The letter of credit agreement provides for the Company to meet certain financial operating and balance sheet covenants. An affiliate of EQR has made its own credit available to Commerzbank AG in the form of a guaranty. On November 1, 2000, in conjunction with the conversion of Silver Mesa to a condominium project, the Company made a repayment of $2,075,000 of bond principal.

6.       SHAREHOLDERS' EQUITY

         In February  2000,  the  Company  repurchased  1,286,816  shares of its
         outstanding   common   stock  from  an   institutional   investor   for
         approximately $20,589,000 or $16.00 per common share.

         In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position and the price per share. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares had been repurchased at an average price of $16.25 per share as of September 30, 2000.

         The Company did not declare or distribute any dividends for the nine months ended September 30, 2000 and 1999.

7.       INCOME TAXES

         The income tax provision for the three and nine months ended September 30, 2000 and 1999 reflects the reduction in the valuation allowance attributable to the utilization of available net operating loss carryforwards.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         EARNINGS PER SHARE (CONTINUED)

         The following tables detail the computation of earnings per share, basic and diluted:

                                                                FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                    2000           1999
                                                                    ----           ----
Numerator for net income per common share, basic and diluted    $   696,428    $ 2,185,908
                                                                ===========    ===========
Denominator:
   Denominator for net income per common share, basic--
        weighted average common shares .....................      8,296,507     10,348,695
   Effect of dilutive securities:
        Employee stock options .............................         17,048         12,810
        Convertible Trust Preferred Securities .............             --             --
        Warrants ...........................................             --             --
                                                                -----------    -----------
   Denominator for net income per common share, diluted--
        weighted average common shares .....................      8,313,555     10,361,505
                                                                ===========    ===========
Net income per common share, basic .........................    $      0.08    $      0.21
                                                                ===========    ===========
Net income per common share, diluted .......................    $      0.08    $      0.21
                                                                ===========    ===========


                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                    2000           1999
                                                                    ----           ----
Numerator for net income per common share, basic and diluted    $ 2,162,333    $ 7,235,367
                                                                ===========    ===========
Denominator:
   Denominator for net income per common share, basic--
        weighted average common shares .....................      8,572,253     10,368,433
   Effect of dilutive securities:
        Employee stock options .............................          3,837         14,172
        Convertible Trust Preferred Securities .............             --             --
        Warrants ...........................................             --             --
                                                                -----------    -----------
   Denominator for net income per common share, diluted--
        weighted average common shares .....................      8,576,090     10,382,605
                                                                ===========    ===========
Net income per common share, basic .........................    $      0.25    $      0.70
                                                                ===========    ===========
Net income per common share, diluted .......................    $      0.25    $      0.70
                                                                ===========    ===========

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

9.       SUBSEQUENT EVENTS

         FORDHAM TOWER LOAN

         On October 3, 2000, the Company and Prudential Real Estate Investors provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50 story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside. The Company fully funded its share of the loan for $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest and fees to the Company, based upon certain levels of returns on the project and is secured by a lien on equity interests in the borrower.

         WELLSFORD/WHITEHALL

         On October 25, 2000, the Company, through its subsidiary WCPT and Whitehall, which are both members of Wellsford/Whitehall, entered into a MOU which outlines modifications to be made to the existing agreements pertaining to Wellsford/Whitehall. The MOU is not binding and is subject to the execution of definitive agreements. The MOU provides for the Company to fund up to its committed capital balance ($10,988,000 as of September 30, 2000) to complete the rehabilitation of certain assets already owned by the venture and will provide $4,000,000 of a possible $10,000,000 of additional financing, if needed ($6,000,000 would be provided by Whitehall). Generally, no additional acquisitions will be made. While retaining all of the existing economic interests in Wellsford/Whitehall, the Company will transfer its role as managing member of Wellsford/Whitehall to an affiliate of Whitehall and will no longer receive a $600,000 annual management fee after December 31, 2000. However, the Company will receive additional compensation on asset dispositions and acquisitions on certain future Whitehall purchases. The Company's employees who presently staff Wellsford/Whitehall (approximately 35 people) would become employees of a Whitehall affiliate. The 2,128,099 warrants previously issued to Whitehall to purchase the Company's stock at $24.20 per share would be cancelled.

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

         BUSINESS

         The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three Strategic Business Units ("SBUs") within which it intends to execute its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford/Whitehall; (ii) debt and other equity activities; and (iii) property development and land operations. The Company periodically reassesses its commitment to and level of activities in each of its SBUs.

         COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL

         The Company seeks to acquire commercial properties and create value through adaptive reuse. The Company believes that appropriate well-located commercial properties which are currently underperforming, can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring stabilized properties. The markets that the Company operates in are New Jersey and the Boston, Baltimore and Washington, D.C. metropolitan areas.

         The Company's commercial property operations segment currently consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 40.8% interest in Wellsford/Whitehall at September 30, 2000.

         As of September 30, 2000, Wellsford/Whitehall owned 43 office properties totaling approximately 5,324,000 square feet (including approximately 1,895,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

         Wellsford/Whitehall leased 803,000 square feet in the nine months ended September 30, 2000 including significant single tenant leases at Morris Technology Center and at 117 Kendrick Street as detailed below. The other two leases detailed below are for tenants which took possession of previously unoccupied significant space in 2000.

                                                LEASABLE    PERCENTAGE       LEASE                            BASE RENT
                                                 SQUARE         OF        COMMENCEMENT        LEASE              PER
                 PROPERTY                         FEET       BUILDING        DATE           EXPIRATION       SQUARE FOOT
                 --------                         ----       --------        ----           ----------       -----------
201 University Avenue, Westwood, MA ........     82,000        100%       January 2000     December 2009    $   15.00(A)
Mountain Heights Center #2, Berkeley Hts, NJ    115,000        100%       January 2000     August 2010          28.95
Morris Technology Center, Parsippany, NJ ...    257,000        100%       February 2001    January 2016         28.76
117 Kendrick Street, Needham, MA ...........    120,000         57%(B)    December 2000    February 2011        31.00

----------

(A)  Triple  net rent.
(B)  Building is 95% leased including this lease at September 30, 2000.

         DEBT AND EQUITY ACTIVITIES - WELLSFORD CAPITAL

         The Company originates, or invests in, real estate related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

         At September 30, 2000, the Company had approximately $73,308,000 of debt related investments, consisting of approximately $45,319,000 of direct debt investments which bore interest at an average yield of approximately 11.74% per annum and had an average remaining term to maturity of approximately 5.3 years and $27,988,000 in Second Holding Company, LLC, formerly Belford Capital Holdings, L.L.C. ("Second Holding"), a company which was organized to invest in debt instruments. The Company also had approximately $9,617,000 of venture capital investments of which approximately $6,575,000 was in a real estate related e-commerce company with the remainder invested in other real estate-related ventures. In addition, the Company owned and operated seven commercial properties, one of which is in California and six of which are located in the Northeastern United States (Value Property Trust--"VLP") totaling approximately 597,000 square feet with a depreciated book value of approximately $39,100,000.

         PROPERTY DEVELOPMENT AND LAND OPERATIONS - WELLSFORD DEVELOPMENT

         The Company engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities, it can achieve returns which are greater than returns which could be achieved by acquiring stabilized properties. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing, authorized by local governmental authorities, which generally bears interest at rates substantially below rates available from conventional financing.

         At September 30, 2000, the Company had an 80% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in a suburb of Denver, Colorado ("Palomino Park"). Two phases containing 760 units are completed and operational. One 264 unit phase ("Silver Mesa") is being converted to a condominium project where the Company will sell individual units. The Company is currently marketing for sale 128 of the units, pending the finalization of conversion financing, while the remaining 136 units (79% occupied at September 30, 2000) are being rented until the first condominium section of units are substantially sold out. Additionally, there is a 424 unit phase under construction which is expected to be completed in the fourth quarter of 2001 and the remaining approximate 352 unit final phase is being prepared for development.

         The Company also owned a 344 unit operational multifamily residential development in Tucson, Arizona ("Sonterra"). In July 2000, the Company entered into an agreement to sell Sonterra for approximately $22,550,000, with the buyer assuming the outstanding debt balance of approximately $16,000,000, which encumbers the property. The net book value of land, building and improvements was approximately $18,700,000 at September 30, 2000, of which $3,075,000 was land. The Company expects the transaction to close during the fourth quarter of 2000 and expects to realize a gain of approximately $3,200,000.

         SEGMENT INFORMATION

         The following table  provides occupancy rates at each specified date by
         SBU:


                            COMMERCIAL PROPERTY  DEBT AND EQUITY  DEVELOPMENT AND
                               OPERATIONS*        INVESTMENTS**   LAND INVESTMENTS
                               -----------        -------------   ----------------
September 30, 2000.........         89%                79%             97%
June 30, 2000..............         93%                77%             90%
December 31, 1999..........         92%                76%             89%
September 30, 1999.........         95%                75%             97%
June 30, 1999..............         91%                75%             98%
December 31, 1998..........         92%                80%             92%

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

         RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Rental income increased by $84,000. This increase is primarily the result of retenanting of space at higher rental rates and an increase in occupancy on the VLP properties owned and operated by the Wellsford Capital SBU, partially offset by lower occupancy at the Company's residential properties in suburban Denver, Colorado.

         Interest income decreased by $573,000. This decrease is primarily the result of decreased lending activity by the Wellsford Capital SBU starting in the second half of 1999 and continuing in 2000 with loans being repaid in part or in full during 1999 and 2000 ($1,337,000) offset by loans which generated income in the current period which were not outstanding for the full three months in the prior period ($448,000) and an increase in income on cash and cash equivalents from higher interest rates and greater outstanding balances in the comparable period during 2000 ($345,000).

         Property operating and maintenance expenses increased by $127,000. This increase is primarily due to increases in advertising and promotion, payroll and repairs and maintenance at the Company's consolidated properties.

         Depreciation and amortization expense increased by $221,000. This increase is primarily due to increased amortization associated with the Company's joint venture investments including a write-down of $145,000 attributable to one of the two principals leaving Creamer Vitale Wellsford L.L.C. ("CVW") to pursue other employment and the subsequent wind-down of the venture.

         Interest expense decreased by $682,000. This decrease is primarily due to credit facility balances outstanding during the period in 1999 with none outstanding during the period in 2000 ($551,000) and by an increase in capitalized interest of $244,000 in 2000. Such amounts were offset by an increase in expense on the Company's variable rate debt due to increases in the underlying base rates ($143,000).

         General  and  administrative   expenses  decreased  by  $175,000.  This
         decrease is primarily the result of an increased bonus accrual during the 1999 quarter.

         Income from joint ventures decreased by $1,608,000. This decrease is primarily due to (i) a decrease in gains on sale of properties by Wellsford/Whitehall from 1999 to 2000 of $2,181,000, (ii) a decrease in the Company's proportionate share of income from CVW as a result of the prepayment of an investment in 1999, previously held by this venture, with no corresponding income in the current period ($275,000) and (iii) a decrease in income from the Liberty Hampshire/Second Holding Joint Venture investments ($173,000), offset by an increase in the Company's proportionate share of recurring income from Wellsford/Whitehall ($1,019,000).

         The income tax provision decreased by $419,000. This is primarily the result of a reduction in income before taxes of $1,556,000 and lower effective state and local rates, partially offset by losses at certain subsidiaries without benefit at the state and local tax level as well as taxes based upon net worth for such subsidiaries.

         Accrued distributions and amortization of costs on Convertible Trust Preferred Securities, which were issued in May 2000, was $353,000 for the three months ended September 30, 2000, which includes three months of accrued distributions of $516,000 and the amortization of issuance costs of $9,000, partially offset by the income tax benefit of $172,000.

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Rental income increased by $260,000. This increase is primarily the result of retenanting of space at higher rental rates and an increase in occupancy on the VLP properties owned and operated by the Wellsford Capital SBU, offset by lower occupancy at the Company's residential properties in suburban Denver, Colorado.

         Interest income decreased by $5,385,000. This decrease is primarily the result of (i) decreased lending activity by the Wellsford Capital SBU starting in the second half of 1999 and continuing in 2000 with loans being repaid in part or in full during 1999 and 2000 ($6,109,000) and
         (ii) investments contributed to Second Holding in March 1999 ($580,000), offset by loans which generated income in the current period which did not exist in the prior period ($1,038,000) and an increase in income on cash and cash equivalents from higher interest rates and greater outstanding balances in 2000 ($229,000).

         Property operating and maintenance expenses increased by $260,000. This increase is primarily due to increases in advertising and promotion, payroll and repairs and maintenance at the Company's residential properties.

         Depreciation and amortization expense decreased by $33,000. This decrease is primarily due to increased amortization associated with the Wellsford/Whitehall joint venture in 1999 from the sale of properties of $268,000, partially offset by (i) increased amortization of $145,000 attributable to one of the two principals leaving CVW to pursue other employment and the subsequent wind-down of the venture and (ii) additional depreciation of $73,000 from the amortization of tenant improvements put into service in the current year on the VLP assets.

         Interest expense decreased by $2,350,000. This decrease is primarily due to credit facility balances outstanding during the period in 1999 with none outstanding during the period in 2000 ($1,819,000) and an increase in capitalized interest of $832,000, partially offset by an increase in expense on the Company's variable rate debt due to increases in the underlying base rates ($359,000).

         General and administrative expenses increased by $627,000. This increase is primarily the result of salary costs related to additional employees in Wellsford Capital, the addition of the chief accounting officer position in the latter part of 1999, additional amortization from deferred compensation arrangements and additional professional fees.

         Income from joint ventures decreased by $2,465,000. This decrease is primarily due to (i) a decrease in gains on sale of properties by Wellsford/Whitehall from 1999 to 2000 of $3,376,000 and a decrease in the Company's proportionate share of income from CVW as a result of the prepayment of an investment in 1999, previously held by this venture, with no corresponding income in the current period ($640,000), offset by an increase in the Company's proportionate share of recurring income from Wellsford/Whitehall ($1,354,000) and the Liberty Hampshire/Second Holding Joint Venture investments ($197,000).

         The income tax provision decreased by $1,623,000. This is primarily the result of a reduction in income before taxes of $6,133,000 and lower effective state and local rates, partially offset by losses at certain subsidiaries without benefit at the state and local tax level as well as taxes based upon net worth for such subsidiaries.

         Accrued distributions and amortization of costs on Convertible Trust Preferred Securities was $564,000 for the nine months ended September 30, 2000, which includes expenses incurred from their issuance in May 2000, including accrued distributions of $831,000 and the amortization of issuance costs of $15,000, partially offset by the income tax benefit of $282,000.

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

         STOCK REPURCHASE PROGRAM

         In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position and the price per share. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares had been repurchased at an average price of $16.25 per share as of September 30, 2000.

         LETTER OF CREDIT

         In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to secure $14,755,000 of tax-exempt bonds for Palomino Park. This letter of credit replaced an expiring letter of credit. The Company will incur an annual fee of approximately $142,000 related to this enhancement and paid an origination fee of approximately $158,000 upon closing. The letter of credit agreement provides for the Company to meet certain financial operating and balance sheet covenants. An affiliate of EQR has made its own credit available to Commerzbank AG in the form of a guarnatee. On November 1,

         2000,  in  conjunction  with  the  conversion  of  Silver   Mesa  to  a
         condominium project, the Company made a repayment of $2,075,000 of bond principal.

         FORDHAM TOWER LOAN

         On October 3, 2000, the Company and Prudential Real Estate Investors provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50 story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside. The Company fully funded its share of the loan for $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest and fees to the Company, based upon certain levels of returns on the project and is secured by a lien on equity interests of the borrower.

         CAPITAL COMMITMENTS

         At September 30, 2000, the Company had certain discretionary and contractual capital commitments. Draws under the Safeguard Credit Facility require additional collateral to be made available to the Company which is subject to the Company's approval. Capital calls related to investments to be made by the Company's joint ventures are also generally subject to the Company's approval of such investments. The Company may make additional equity investments subject to Board of Directors approval if deemed prudent to do so to protect or enhance its existing investment. At September 30, 2000, capital commitments are as follows:

          COMMITMENT                               AMOUNT
          ----------                               ------
Safeguard Credit Facility................    $   17,100,000
Wellsford/Whitehall  equity..............        10,988,000(A)
Clairborne Prudential equity.............        13,608,000(B)

----------

(A) Includes an aggregate of $2,519,000 funded subsequent to September 30, 2000 through November 2, 2000. Excludes $4,000,000 of additional fundings committed to as a provision in the MOU.
(B)  Includes $3,400,000 funded on October 3, 2000 for the Fordham Tower Loan.

         RESOURCES

         In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,000, which is secured by the 277 Park Loan of $25,000,000. The Wellsford Finance Facility bears interest at LIBOR + 2.75% per annum and matures in January 2002. The Company is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. As of September 30, 2000, there was no outstanding balance under the Wellsford Finance Facility. The facility provides for the Company to meet certain financial operating and balance sheet covenants.

         In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% per annum and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20% per annum. As of September 30, 2000, approximately $244,250,000 was outstanding under the Wellsford/Whitehall Bank Facility (approximately $181,728,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. Wellsford/Whitehall has notified the lenders that it is exercising its right under the terms of the agreements to have both facilities extended for one year to mature on December 15, 2001. Such extensions are dependent upon Wellsford/Whitehall meeting certain increased financial covenants and obtaining appraisals on the properties collateralizing such loans to support the necessary collateral value, all of which is provided for in the respective loan agreements. The Wellsford/Whitehall Bank Facility also limits the amount of distributions to members.

         Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, with operating cash flow from its properties, proceeds from financings of unencumbered properties, proceeds from any asset sales and equity contributions from the principal owners of Wellsford/Whitehall. At September 30, 2000, the Company's unfunded capital commitment is approximately $10,988,000 and the Whitehall unfunded capital commitment is approximately $58,061,000.

         CASH FLOWS

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

         Cash flow provided by operating activities of $6,551,000 primarily consists of net income of $2,162,000 plus (i) depreciation and amortization of $3,547,000, (ii) amortization of deferred compensation of $680,000, (iii) a decrease in accrued expenses and other liabilities of $253,000, (iv) shares issued for director compensation of $60,000 and (v) distributions in excess of joint venture income of $27,000, partially offset by a decrease in prepaid expenses and other assets of $151,000 and a decrease in restricted cash of $45,000.

         Cash flow used in investing activities of $21,223,000 consists of additional investments in (i) real estate assets of $8,981,000, (ii) notes receivable of $23,633,000 and (iii) capital contributions to joint ventures of $6,776,000, offset by repayments of notes receivable of $15,582,000 and returns of capital from joint ventures of $2,585,000.

         Cash flow provided by financing activities of $2,624,000 primarily consists of the issuance of $25,000,000 of Convertible Trust Preferred Securities, substantially offset by (i) the repurchase of common shares of $21,133,000, (ii) principal payments of mortgage notes payable of $666,000 and (iii) deferred financing costs principally associated with the issuance of the Convertible Trust Preferred Securities of $524,000.

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Cash flow provided by operating activities of $1,328,000 primarily consists of net income of $7,235,000 plus (i) depreciation and amortization of $3,581,000 and (ii) amortization of deferred compensation of $626,000, offset by undistributed joint venture income of $3,418,000, increases in restricted cash of $83,000 and prepaid and other assets of $4,619,000 and a decrease in accrued expenses and other liabilities of $2,055,000.

         Cash flow provided by investing  activities of $18,762,000  consists of
         (i) repayments of notes receivable of $72,965,000, (ii) proceeds from the sale of a real estate asset of $7,238,000 and (iii) return of capital from joint ventures of $3,232,000, offset by additional investments in (i) notes receivable of $41,271,000, (ii) real estate assets of $15,660,000 and (iii) capital contributions to joint ventures of $7,742,000.

         Cash flow used in financing activities of $7,901,000 primarily consists of (i) repayment of credit facilities of $42,250,000 and (ii) repayment of mortgage notes payable of $649,000, offset by borrowings from credit facilities of $35,000,000.

         RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of
         1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, some of which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other factors, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risk; demand by prospective buyers of condominium units and commercial properties; defaults by prospective buyers of condominium units and commercial properties; inability to realize gains from the real estate portfolio; failure to execute definitive agreements with Whitehall; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:

         (AMOUNTS IN THOUSANDS)
                                                                   EFFECT OF 1%
                                                   BALANCE AT    INCREASE IN BASE
                                                  SEPTEMBER 30,   RATE ON INCOME
                                                      2000           (EXPENSE)
                                                      ----           ---------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate ............................    $  20,319        $     203
      Fixed rate ...............................       25,000               --
                                                    ---------        ---------
                                                    $  45,319              203
                                                    =========        ---------
   Mortgage notes payable:
      Variable rate ............................    $  42,755             (428)
      Fixed rate ...............................       75,893               --
                                                    ---------        ---------
                                                    $ 118,648             (428)
                                                    =========        ---------
   Convertible Trust Preferred Securities:
      Fixed rate ...............................    $  25,000               --
                                                    =========        ---------
Proportionate share of assets and liabilities
   from investments in joint ventures:
   Notes receivable:
      Variable rate ............................    $  13,646              136
      Fixed rate ...............................        6,644               --
                                                    ---------        ---------
                                                    $  20,290              136
                                                    =========        ---------
   Debt:
      Variable rate ............................    $  81,517             (815)
      Variable rate, with LIBOR cap at 7.50% (A)      122,400           (1,077)
      Fixed rate ...............................       32,095               --
                                                    ---------        ---------
                                                    $ 236,012           (1,892)
                                                    =========        ---------
Net decrease in annual income, before income
   tax benefit .................................                        (1,981)
Income tax benefit .............................                           792
                                                                     ---------
Net decrease in annual net income ..............                     $  (1,189)
                                                                     =========
Per share, basic and diluted ...................                     $   (0.14)
                                                                     =========
----------

(A) In May 2000, Wellsford/Whitehall entered into an interest rate protection agreement which caps LIBOR at 7.50% on $300,000,000 until March 15, 2001 and is reduced to $200,000,000 for the period March 16, 2001 to May 15, 2001. Calculation assumes exposure of 0.88% on the Company's proportionate share of $300,000,000 based on LIBOR of 6.62% at September 30, 2000.

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

                           None.

                  ITEM 5:  OTHER INFORMATION.

                           None.

                  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits filed with this Form 10-Q:

                    10.102 Letter  Agreement dated  September 30, 2000,  between
                           Wellsford Real Properties, Inc. and Creamer Vitale Wellsford L.L.C. relating to the sale and subsequent assignment of SX Advisors, LLC's interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc.;
                    10.103 Assignment  of  Membership  Interest,  dated   as  of
                           October 1, 2000, between SX Advisors, LLC and Wellsford Fordham Tower, L.L.C., whereby SX Advisors, LLC assigned its interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc.;
                    10.104 Memorandum of Understanding,  dated October 25, 2000, among Wellsford Real Properties, Inc., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, WXI/WWG Realty, L.L.C. and W/W Group Holdings, L.L.C., relating to Wellsford/Whitehall Group, L.L.C.;
                    27.1   Financial Data Schedule (EDGAR Filing Only)

                  (b) Reports on Form 8-K.

                           During   the   quarter   ended   September  30, 2000,
                           Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLSFORD REAL PROPERTIES, INC.

                             By: /s/ Jeffrey H. Lynford
                                 -----------------------------------------------
                                 Jeffrey H. Lynford
                                 Chairman of the Board, Chief Financial Officer

                                 /s/ James J. Burns
                                 -----------------------------------------------
                                 James J. Burns
                                 Senior Vice President, Chief Accounting Officer

Dated: November 3, 2000