Form 10-K
period 2000-12-31
WELLSFORD REAL PROPERTIES INC
filed 2001-03-22
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________.

                        Commission File Number 001-12917
                                               ---------

                         WELLSFORD REAL PROPERTIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                              13-3926898
                --------                              ----------
        (State of organization)          (I.R.S. employer identification number)

    535 MADISON AVENUE, NEW YORK, NY                      10022
    --------------------------------                      -----
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (212) 838-3400
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------         -----------------------------------------
              Common Stock                      American Stock Exchange
             $.02 par value

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $135,714,000 based on the closing price on the American Stock Exchange for such shares on March 14, 2001.

THE NUMBER OF THE REGISTRANT'S SHARES OF COMMON STOCK OUTSTANDING WAS 8,351,623 AS OF MARCH 14, 2001 (INCLUDING 169,903 SHARES OF CLASS A-1 COMMON STOCK).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held on June 15, 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           FORM
                                                                           10-K
 ITEM                                                                     REPORT
  NO.                                                                      PAGE
  ---                                                                      ----
                                     PART I
1.    Business................................................................3
2.    Properties.............................................................15
3.    Legal Proceedings......................................................19
4.    Submission of Matters to a Vote of Security Holders....................19

                                     PART II

5.    Market for Registrant's Common Equity and Related Shareholder Matters..20
6.    Selected Consolidated Financial Data...................................21
7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................22
7a.   Quantitative and Qualitative Disclosures about Market Risk.............31
8.    Consolidated Financial Statements and Supplementary Data...............31
9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure .........................31

                                 PART III

10.   Directors and Executive Officers of the Registrant.....................32
11.   Executive Compensation.................................................32
12.   Security Ownership of Certain Beneficial Owners and Management.........32
13.   Certain Relationships and Related Transactions.........................32

                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports of Form 8-K........33

                              FINANCIAL STATEMENTS

14a.  Consolidated Balance Sheets as of December 31, 2000 and 1999...........F-4
      Consolidated Statements of Income for the Years Ended
             December 31, 2000, 1999 and 1998................................F-5
      Consolidated Statements of Changes in Shareholders' Equity for the
             Years Ended December 31, 2000, 1999 and 1998....................F-6
      Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2000, 1999 and 1998................................F-7
      Notes to Consolidated Financial Statements.............................F-8
      Wellsford/Whitehall Group, L.L.C. Consolidated Financial
             Statements and Notes...........................................F-41

                          FINANCIAL STATEMENT SCHEDULES

III.  Real Estate and Accumulated Depreciation...............................S-1
IV.   Mortgage Loans on Real Estate..........................................S-3

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

PART I

ITEM 1.   BUSINESS

On June 9, 2000, the shareholders of Wellsford Real Properties, Inc., a Maryland corporation, approved a reverse stock split whereby every two outstanding shares of common stock and class A-1 common stock were converted into one share of outstanding common stock and class A-1 common stock. The par value of both classes of stock increased from $0.01 per share to $0.02 per share and the number of authorized shares was halved from 197,650,000 to 98,825,000 for common shares and from 350,000 to 175,000 for class A-1 common shares. The reverse split was effective for trading beginning June 12, 2000. Resulting fractional shares were redeemed for cash.

All share and per share amounts in this filing, including the financial statements and the notes thereto, have been adjusted for the impact of the split, for all periods presented.

Wellsford Real Properties, Inc. and subsidiaries, (collectively, the "Company") was formed on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. and affiliates, which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all of the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $20.60 per share, the Company's then book value per share.

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company's operations are organized into three Strategic Business Units ("SBUs"). The portfolio of investments held in each SBU at December 31, 2000 includes:

          Wellsford/Whitehall Group, L.L.C.
               A 39.7%  interest  in a  private  joint  venture  that  owned and operated 40 office properties totaling approximately 4,953,000 square feet (including approximately 1,522,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. In December 2000, the Company and various entities affiliated with the Whitehall Funds, private real estate funds sponsored by Goldman, Sachs & Co. ("Whitehall"), executed definitive agreements modifying the terms of their joint venture, Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall") effective January 1, 2001 (the "Amendments").

          Wellsford Capital
          o $69,122,000 of debt related investments including $37,824,000 of direct debt investments which bore interest at an average yield of 11.45% during 2000 and $31,298,000 in companies which were organized to invest in debt instruments;
          o Venture capital investments of approximately $6,851,000 in a real estate e-commerce company and other real estate-related ventures; and
          o Six commercial properties totaling approximately 482,000 square feet located in the Northeastern United States, two of which were sold in January 2001. A seventh property, located in California, was sold in December 2000.

          Wellsford Development
               An 85.85% interest in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 units are completed and operational. The third phase consists of 264 units which the Company is converting into condominiums and expects to sell as individual units over the next 24 months. The 424 unit fourth phase is under construction and the land for the remaining approximate 352 unit phase is being prepared for sale or possible future development.

See the accompanying consolidated financial statements for certain financial information regarding the Company's industry segments.

The Company's executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400. The Company has 19 employees on January 1, 2001.

COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL

The   Company's    commercial    property   operations   segment   consists   of
Wellsford/Whitehall, which is accounted for on the equity method.

In 1997, at the time of the Spin-off, the Company owned six commercial office buildings, five of which were then vacant, containing an aggregate of approximately 949,400 square feet which were acquired for an aggregate of approximately $47,600,000 (the "WRP Commercial Properties").

In August 1997, the Company, in a joint venture with Whitehall formed a private real estate operating company, Wellsford/Whitehall. The Company contributed the WRP Commercial Properties and Whitehall contributed four commercial properties upon formation of Wellsford/Whitehall. Prior to the Amendments, the Company managed Wellsford/Whitehall on a day-to-day basis. The Company had a 39.7% interest in Wellsford/Whitehall at December 31, 2000.

In December 2000, the Company and Whitehall executed the Amendments, which, among other items, provided for the Company and Whitehall to extend their existing capital commitments to Wellsford/Whitehall for one year to December 31, 2001 and to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall through December 2003, if required. As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP"), the new management company, which is owned by affiliates of Whitehall and senior management of WP. WP will provide management, construction, development and leasing services to Wellsford/Whitehall based upon an agreed upon fee schedule. WP will also provide similar services to a new venture formed by Whitehall (the "New Venture").

Wellsford/Whitehall discontinued payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled.

Under the terms of the Amendments, it is expected that Wellsford/Whitehall will not purchase any new real estate assets, except in limited cases, to replace certain assets being sold or acquisitions that compliment presently owned real estate assets. The Amendments provide for an orderly disposal of the Wellsford/Whitehall's assets and the Company and Whitehall agreed to a buy/sell agreement effective after December 31, 2003 with respect to any remaining assets.

As of December 31, 2000, Wellsford/Whitehall owned and operated 40 office properties totaling approximately 4,953,000 square feet (including approximately 1,522,000 square feet under renovation), primarily located in New Jersey, Massachusetts, and Maryland.

During the years ended December 31, 2000, 1999 and 1998, Wellsford/Whitehall participated in the following transactions:

(amounts in millions, except square feet and per square foot amounts)


2000 ACTIVITY
Purchases:

Purchases that were made during the year ended December 31, 2000, were transferred to the New Venture, pursuant to the Amendments.

Sale:
                                      Gross Leasable                            Sales Price
                                         Square         Number of     Sales     per Square
     Month             Location           Feet          Properties    Price        Foot        Gain
     -----             --------           ----          ----------    -----        ----        ----
August .......      Columbia, MD         38,000             1       $    4.9    $     128    $    0.2
                                         ======             =       ========    =========    ========


1999 ACTIVITY
Purchases:
                                                       Gross
                                                      Leasable
                                                       Square         Number of                  Cost per
     Month          Type          Location              Feet         Properties    Cost (1)     Square Foot
     -----          ----          --------              ----         ----------    --------     -----------
May ..........   Office/Flex     Warren, NJ             129,000           1      $        8.0    $     62
June .........   Office          Boston, MA              64,000           1              10.2         159
June .........   Office          Boston, MA              68,000           1              13.1         193
July .........   Office/Land     Columbia, MD            97,000           1              10.7         110
July .........   Office          Owings Mills, MD        32,000           1               3.9         122
August .......   Land            Hanover, NJ         19.2 acres           1               2.0          --
August .......   Office          Hanover, NJ             96,000           1              13.3         139
September ....   Flex            Columbia, MD           144,000           1               3.8          26
November .....   Office          Rockville, MD          236,000           1              19.9          84
                                                        -------           -      ------------    --------
                                  Total purchases ..    866,000           9      $       84.9
                                                        =======           =      ============
                            Total, excluding land ..    866,000           8      $       82.9    $     96
                                                        =======           =      ============    ========


Sales:
                                        Gross Leasable                             Sales Price
                                            Square         Number of      Sales     per Square
     Month             Location              Feet          Properties     Price         Foot         Gain
     -----             --------              ----          ----------     -----         ----         ----
February .....    Wayne, NJ             2.58 acres (2)         1         $    0.3    $     --      $    0.2
May ..........    Boston, MA                65,000             1              8.1         125           2.3
August .......    Needham, MA              261,000             1             26.0         100           5.6
November .....    Washington, D.C.         225,000             1             43.4         193           7.5
                                           -------             -         --------                  --------
                       Total sales ...     551,000             4         $   77.8          --      $   15.6
                                           =======             =         ========                  ========
             Total, excluding land ...     551,000             3         $   77.5         141      $   15.4
                                           =======             =         ========                  ========

----------

(1) The 1999 Wellsford/Whitehall acquisitions described above were funded with proceeds from a first mortgage financing on five of the properties and seller financing in the form of a second mortgage on one of the properties in the aggregate amount of $43,401,000 and additional capital contributions by the Company and Whitehall.
(2)  Sale of vacant land.


1998 ACTIVITY
Purchases:
                                                               Gross
                                                              Leasable
                                                               Square        Number of                   Cost per
     Month          Type            Location                    Feet        Properties    Cost (1)      Square Foot
     -----          ----            --------                    ----        ----------    --------      -----------
February .....    Office         Boston, MA                     65,000           1       $     5.5       $     85
February .....    Land           Somerset, NJ                 19 acres           1             2.0             --
March ........    Office         Somerset, NJ                   82,000           1             5.4             66
May ..........    Office         Boston, MA                    977,000          13           148.7  (2)       152
May ..........    Warehouse      Needham, MA                   470,000           2            28.4             60
June .........    Office         Andover, MA                    63,000           1             7.4            117
June .........    Office         Basking Ridge, NJ             104,000           2            15.0            144
September ....    Office         Franklin  Township, NJ        199,000           2            22.8            115
November .....    Office         Columbia, MD                   38,000           1             2.6             68
December .....    Office         Ridgefield Park, NJ           147,000           1            19.3            131
                                                             ---------          --       ---------       --------
                                        Total purchases ..   2,145,000          25       $   257.1
                                                             =========          ==       =========
                                  Total, excluding land ..   2,145,000          24       $   255.1       $    119
                                                             =========          ==       =========       ========


Sale:
                                Gross Leasable                             Sales Price
                                   Square         Number of      Sales     per Square
     Month         Location         Feet          Properties     Price         Foot         Gain
     -----         --------         ----          ----------     -----         ----         ----
May ..........    Wayne, NJ        69,000             1        $    5.0      $      72     $    2.9
                                   ======             =        ========      =========     ========

----------

(1) The 1998 Wellsford/Whitehall acquisitions described above, other than the May Boston transaction, were funded primarily by capital contributions from the Company and Whitehall, and by draws on the Wellsford/Whitehall Bank Facility with Fleet National Bank as agent for itself and several other financial institutions ("Wellsford/Whitehall Bank Facility").
(2) The Boston portfolio of 13 office buildings was financed by (i) the assumption of $68,300,000 of mortgage debt, (ii) a $35,800,000 draw on the Wellsford/Whitehall Bank Facility, (iii) the issuance of $19,000,000 of Wellsford/Whitehall 6% convertible preferred units to the sellers, (iv) $18,000,000 of capital contributions by Whitehall and the Company and (v) the issuance of $7,600,000 of Wellsford/Whitehall common units.

In March 2000, Wellsford/Whitehall obtained a $23,500,000 loan from Principal Capital Management, L.L.C. for the rehabilitation of Gateway Tower, a 236,000 square foot, nine-story office building located at 401 North Washington Street, Rockville, Maryland. At December 31, 2000, $15,500,000 was drawn upon this loan. The non-recourse loan is secured by a first mortgage on the property, has a term of three years, plus two six-month extensions at Wellsford/Whitehall's option and bears interest at LIBOR + 3.50% per annum.

In September 2000, Wellsford/Whitehall obtained a $8,150,000 loan from Provident Bank of Maryland, of which $4,371,000 was drawn upon at December 31, 2000. The non-recourse loan, which will be used to rehabilitate the property, is secured by the leasehold interest in the 144,000 square foot Oakland Ridge office park, a four building office complex located in Columbia, Maryland, has a term of 2.5 years, plus one twelve-month extension at Wellsford/Whitehall's option and bears interest at LIBOR + 2.00% per annum, which is capitalized into the loan.

The Company made temporary advances to Wellsford/Whitehall during 2000 and 1999 which bore interest at LIBOR + 5.00% per annum. The balance of the advances was repaid in full by December 31, 2000 and 1999, respectively.

In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% per annum and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20% per annum. As of December 31, 2000, approximately $244,250,000 was outstanding under the Wellsford/Whitehall Bank Facility (approximately $181,728,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. Wellsford/Whitehall exercised its right under the agreements to have the due date of both facilities extended for one year to December 15, 2001. Wellsford/Whitehall is presently seeking to refinance the facility. The Wellsford/Whitehall Bank Facility provides for the meeting of certain operating and balance sheet covenants and limits the amount of distributions to members.

The Company is entitled to receive incentive compensation payable out of distributions made by Wellsford/Whitehall (the "Promote") after return of capital and minimum annual returns of at least 15% to 17.5% on such capital balances to the Company and Whitehall. Pursuant to the Amendments, the Company will be entitled to earn 53.3% to 57.5% of the Promote. To date, the Company has not earned or received any distribution of the Promote and there can be no assurance that such Promote will be earned or received.

In June 1999, the capital commitment requirements of Wellsford/Whitehall were modified from an aggregate of $150,000,000 ($75,000,000 by each partner) to an aggregate of $250,000,000. The Company's total portion is $85,000,000 of which $8,468,000 remained to be contributed as of December 31, 2000 and Whitehall's total portion is $165,000,000 of which $47,249,000 remained to be contributed as of December 31, 2000.

In connection with the formation of Wellsford/Whitehall, the Company issued warrants (the "Whitehall Warrants") to Whitehall to purchase 2,066,115 shares of the Company's common stock at an exercise price of $24.20 per share, exercisable until August 28, 2002 and payable in cash or membership units in Wellsford/Whitehall. As part of the new capital commitment from Whitehall in 1999, the Company issued additional warrants to purchase an additional 61,984 shares of the Company's common stock at an exercise price of $24.20 per share, exercisable until May 28, 2004 and payable in cash or membership units of Wellsford/Whitehall. Pursuant to the Amendments, all 2,128,099 Whitehall Warrants were returned and cancelled. In addition, Whitehall's right to convert $25,000,000 of membership units in Wellsford/Whitehall for shares of the Company's common stock, or cash at the Company's election, was terminated.

As a condition to the formation of Wellsford/Whitehall in 1997, the Company had agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall. Whitehall has agreed to waive this condition in connection with the Amendments.

DEBT AND EQUITY ACTIVITIES - WELLSFORD CAPITAL
----------------------------------------------

The Company, through the Wellsford Capital SBU, makes loans that constitute, or will invest in, real estate related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

At December 31, 2000, the Company had the following investments: (i) approximately $37,824,000 of direct debt investments which bore interest at an average yield of 11.45% during 2000 and had an average remaining term to maturity of approximately five years; (ii) approximately $31,298,000 in companies which were organized to invest in debt instruments, including Second Holding Company, LLC (formerly Belford Capital Holdings, LLC) ("Second Holding"); and (iii) approximately $6,851,000 in a real estate e-commerce company and other real estate related ventures. Following is information regarding these investments.

DEBT INVESTMENTS

277 PARK LOAN

In April 1997, the Company and Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The
Company has advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345,000,000 (unamortized balance of $327,004,000 at December 31, 2000) first mortgage loan (the "REMIC Loan") on the 277 Park Property.

The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating rate during the tenth year equal to LIBOR + 5.15% per annum or the Fleet National Bank base rate plus 5.15% per annum, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,050,000, $3,042,000 and $3,042,000 per year of interest income from the 277 Park Loan during 2000, 1999 and 1998, respectively, or 12.2%, 10.1% and11.7% of its total non-joint venture revenues during such periods.

PATRIOT LOAN

In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage loan. Pursuant to this second mortgage loan, the Company advanced $5,000,000 (its 50% share) which is subordinate to a $75,000,000 first mortgage with Fleet National Bank (unamortized balance of $73,668,000 at December 31, 2000). The loan bears interest at LIBOR + 4.75% per annum with payments of interest only through August 2001 and principal and interest based on a 25-year amortization through the loan's maturity in July 2002 (the "Patriot Loan"). The Patriot Loan is secured by a second mortgage lien on a 608,000 square foot mixed-use property in Boston, Massachusetts. The Company earned approximately $564,000 and $189,000 of interest income from the Patriot Loan during 2000 and 1999, respectively, or 2.3% and 0.6% of its total non-joint venture revenues during such periods.

THE ABBEY COMPANY CREDIT FACILITY

In August 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and MGT expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. Advances under the facility were made for up to 65% of the value of the borrowing base collateral which consisted of first mortgage loans on three properties (one each of office, industrial and retail), all cross collateralized, totaling approximately 250,000 square feet. The Company's portion of the outstanding balance was approximately $4,300,000 at December 31, 1999. In August 2000, the remaining balance was repaid and the facility was terminated.

The Company was entitled to interest on its advances under the Abbey Credit Facility at LIBOR + 4.00% per annum. The Company earned approximately $295,000, $2,941,000 and $3,920,000 of interest income from the Abbey Credit Facility during 2000, 1999 and 1998, respectively, or 1.2%, 9.8% and 15.1% of its total non-joint venture revenues during such periods.

SAFEGUARD CREDIT FACILITY

In December 1998, the Company and MGT originated a $90,000,000 credit facility secured by cross-collateralized first mortgages on nine properties (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility which was made available to Safeguard until April 2001 was terminated on January 30, 2001 when the outstanding balance of $2,900,000 was repaid. Advances under the facility were made for up to 75% of the value of the borrowing base collateral which consists of nine self-storage properties totaling approximately 608,000 square feet. The Company was entitled to interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00% per annum.

Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time, the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Second Holding. This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 2000 and 1999, respectively. The Company earned approximately $306,000, $292,000 and $46,000 of interest income from the Safeguard Credit Facility during 2000, 1999 and 1998, respectively, or 1.2%, 1.0% and 0.2% of its total non-joint venture revenues during such periods.

DEBARTOLO LOAN

In July 1998, the Company, Bank One, N.A. and several other financial institutions originated a $175,000,000 loan, in which the Company had an $18,000,000 participation (the "DeBartolo Loan"), to entities owned by Simon DeBartolo Group, L.P. The DeBartolo Loan is secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns shopping malls nationwide. The DeBartolo Loan bears interest at 8.547% per annum, is payable quarterly, pays principal based on a 20-year amortization schedule and is due in July 2008. In March 1999, the amortized loan balance of approximately $17,600,000 was contributed to Second Holding. The Company earned approximately $360,000 and $716,000 of interest income from the DeBartolo Loan during 1999 and 1998, respectively, or 1.2% and 2.8% of its total non-joint venture revenues during such periods.

WOODLANDS LOAN

In December 1997, the Company, Fleet National Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369,000,000 (the "Woodlands Loan"). The Woodlands Loan consisted of a revolving credit loan in the principal amount of $179,000,000 (the "Revolving Loan"), a secured term loan in the principal amount of $130,000,000 (the "Secured Loan"), and a second secured term loan in the principal amount of $60,000,000 (the "Second Secured Loan"). The Company advanced $15,000,000 pursuant to the Second Secured Loan. The Second Secured Loan was subordinate to the Revolving Loan and the Secured Loan and bore interest equal to LIBOR + 4.40% per annum. The principal amount of the Woodlands Second Secured Loan was repaid in full prior to December 31, 1999. The Company earned approximately $1,295,000 and $1,517,000 of interest income from the Woodlands Second Secured Loan during 1999 and 1998, respectively, or 4.3% and 5.8% of its total non-joint venture revenues during such periods.

REIT BRIDGE LOAN

In August 1998, the Company, Deutsche Bank, N.A. and certain other lenders originated a $100,000,000 unsecured loan in which the Company had a $15,000,000 participation (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owned 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% per annum and was due in February 1999, with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increased the interest rate to 12.00% per annum. The borrower paid a 1.50% loan fee at origination and a 1.00% loan fee upon modification. This loan was repaid in full in July 1999. The Company earned approximately $1,050,000 and $749,000 of interest income from the REIT Bridge Loan during 1999 and 1998, respectively, or 3.5% and 2.9% of its total non-joint venture revenues during such periods.

BROOMFIELD LOAN

In January 1999, the Company acquired a parcel of land in Broomfield, Colorado for approximately $7,200,000 pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected approximately $401,000 of fees in 1998. In July 1999, the Company sold this land for $7,200,000 to a third party ("Buyer") and simultaneously collected an additional $1,100,000 in fees. The Company then purchased $11,740,000 of tax-exempt notes, bearing interest at 6.25% per annum and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by the Buyer and were guaranteed by a AA rated bank. The notes were repaid in full in December 1999. The Company earned approximately $1,555,000 and $401,000 on the Broomfield transaction during 1999 and 1998, respectively, or 5.2% and 1.5% of its total non-joint venture revenues during such periods.

SECOND HOLDING

The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to a 51% owned joint venture special purpose finance company ("SPFC"), Second Holding, with The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire") owning 10% and another entity owning the remaining 39%. The 1999 contribution was comprised of two of the Company's debt investments, the $17,600,000 DeBartolo Loan and the $8,100,000 outstanding balance of the Safeguard Credit Facility, net of $1,500,000 of cash received back from Second Holding. The other partners contributed their respective shares of their capital contributions in cash.

The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $27,868,000 and $30,932,000 at December 31, 2000 and 1999, respectively.

Second Holding has been organized to purchase investment and non-investment grade rated real estate debt. In September 2000 an affiliate of Second Holding privately placed a ten-year $150,000,000 junior subordinated bond issue. The bonds were issued at an effective annual interest rate of LIBOR + 0.90%. By December 31, 2000, $100,000,000 of medium term notes were issued at an effective annual interest rate of LIBOR + 0.06%.

By December 31, 2000, Second Holding invested $190,000,000 in a variety of collateralized debt obligations and commercial mortgage backed securities which earn interest at a weighted average interest rate of LIBOR + 0.55% per annum. Through February 28, 2001, Second Holding purchased an additional $35,000,000 of securities which earn interest at a weighted average interest rate of LIBOR + 0.52%. The aggregate investments of $225,000,000 have a weighted average life of approximately 7.1 years. Of the $225,000,000 purchased, $185,000,000 has a AAA rating with the remainder having a AA- or better.

LIBERTY HAMPSHIRE

In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in Liberty Hampshire, which structures, establishes and provides management and services for SPFCs formed to invest in financial assets. In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan").

VENTURE CAPITAL INVESTMENTS

At December 31, 2000, the Company had venture capital investments of $6,851,000 in a real estate e-commerce company and other real estate-related ventures. Following is information regarding these investments.

REIS REPORTS, INC.

The Company has direct and indirect investments in a real estate market research internet company, Reis Reports, Inc. ("Reis"), a leading provider of real estate market information to institutional investors. At December 31, 2000, the Company's aggregate investment in Reis was $6,575,000, or 22% of Reis' equity on an as converted basis. The primary shareholder of Reis is the brother of Mr. Lynford, Chairman of the Company. The Company's President was appointed to the board of directors of Reis during the third quarter of 2000. The Chairman, President and certain directors of the Company who have invested directly in Reis have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

CREAMER VITALE WELLSFORD/CLAIRBORNE INVESTORS

In January 1998, the Company formed Creamer Vitale Wellsford, L.L.C. ("CVW") in which it had a 49% interest and acquired the same interest in a related real estate advisory and consulting firm. In September 2000, one of the two principals left CVW to pursue other employment and the venture was terminated. The Company will continue to conduct business through relationships that CVW created.

CVW, together with Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, established the Clairborne Investors Mortgage Investment Program ("Clairborne") to make opportunistic investments and to provide liquidity to lenders and participants in mortgage loan transactions. The parties agreed to contribute up to $150,000,000 to fund acquisitions approved by the parties, of which PREI would fund 90% and a subsidiary of the Company would fund 10%. CVW was to originate, co-invest, and manage the investments of the program.

The Company's original investment in these entities was $1,250,000 of cash and 74,000 five-year warrants to purchase the Company's common shares at $30.35 per share, valued at approximately $750,000 at that time. In November 1998, Clairborne acquired an approximate $17,000,000 participation in a $56,000,000 mortgage, bearing interest at LIBOR + 1.75% per annum and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1,400,000 of the cost of this participation, which was prepaid entirely at the face amount during 1999 by the borrower.

FORDHAM TOWER LOAN

In October 2000, the Company and PREI organized a new venture which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside. The Company fully funded its share of the loan of $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and fees to the Company, based upon certain levels of returns on the project and is secured by a lien on equity interests in the borrower.

OTHER INVESTMENTS

VALUE PROPERTY TRUST

In February 1998, the Company completed the merger with Value Property Trust ("VLP") (the "VLP Merger") for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties with an allocated value upon purchase of approximately $38,300,000, containing an aggregate of approximately 597,000 square feet with one property located in California and the remaining six properties located in the northeastern United States. VLP had cash of $60,800,000 and other net assets of $5,900,000 at the close of the transaction. In October 1998, the Company obtained a $28,000,000 loan, which was cross-collateralized by the seven VLP properties, bore interest at LIBOR + 2.75% per annum and matures in October 2001.

During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and two of the properties were sold in January 2001. The Company recorded a gain of approximately $4,943,000 on the December transaction which was offset by a provision for impairment of $4,725,000 recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. The Company repaid in full the $28,000,000 loan in December 2000 which was cross-collateralized by the seven properties and expensed all of the remaining unamortized deferred loan costs associated with the financing.

PROPERTY DEVELOPMENT AND LAND OPERATIONS - WELLSFORD DEVELOPMENT
----------------------------------------------------------------

The Company, through the Wellsford Development SBU, engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities, it can achieve returns which are greater than returns which could be achieved by acquiring stabilized properties. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

PALOMINO PARK

The Company currently owns an 85.85% interest in a five phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Effective October 1, 2000, EQR elected not to make a capital contribution attributable to the last three phases of Palomino Park and its ownership interest was reduced from 20.00% to 14.15%. In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit.

In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,500,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in January 2008 and bears interest at a fixed rate of 6.92% per annum. Principal payments are based on a 30-year amortization schedule.

In November 1998, Phase II, the 304 unit phase known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, the Company acquired the Red Canyon improvements and the related construction loan was repaid with the proceeds of a $27,000,000 permanent loan (the "Red Canyon Mortgage") secured by a first mortgage on Red Canyon. The Red Canyon Mortgage matures in December 2008 and bears interest at a fixed rate of 6.68% per annum. Principal payments are based on a 30-year amortization schedule.

In October 2000, Phase III, the 264 unit phase known as Silver Mesa was substantially completed. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company has prepared 128 units to be sold and will begin to sell them upon receipt of appropriate approvals and will continue to rent the remaining 136 units during the sellout period until the initial inventory has been significantly reduced and additional units need to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. The allocable cost associated with the units being rented and the units available for sale was approximately $22,301,000 and $21,850,000 at December 31, 2000, respectively. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum, is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Approximately 90% of sales proceeds per unit goes toward principal repayments until the loan is paid in full.

In February 2001, the Company commenced sales of units at Silver Mesa. Through February 28, 2001, 23 units were sold for gross proceeds of approximately $4,292,000, approximately $3,890,000 of which was used to pay down principal on the Silver Mesa Conversion Loan.

The estimated total costs of the remaining two multifamily development phases at Palomino Park and related infrastructure costs at completion of these phases, including the Company's gross investment at December 31, 2000, are as follows:


                                            ESTIMATED      COMPANY'S
                                              TOTAL     CONSTRUCTION IN     ESTIMATED
            NAME                   UNITS    PHASE COST    PROGRESS (A)    COMPLETION DATE
            ----                   -----    ----------    ------------    ---------------
Phase IV ("Green River") .......    424    $56,000,000    $16,420,000    Third Quarter 2002
Phase V ("Gold Peak") ..........    352      6,900,000      5,809,000    (B)
                                    ---    -----------    -----------
                                    776    $62,900,000    $22,229,000
                                    ===    ===========    ===========

----------

(A) Includes land and costs that the Company has funded for the development of the phase, plus other infrastructure and overhead costs capitalized during construction such as interest and taxes.
(B) The Company has not determined if it will construct this phase or sell the improved land. The $6,900,000 estimated phase cost only reflects the improved land costs.

The fourth phase of this project is being developed pursuant to a fixed-price contract. The Company is committed to purchase 100% of the improvements upon completion. In addition, the Company was obligated to fund the first 20% of development costs on the phase as incurred.

SONTERRA AT WILLIAMS CENTRE ("SONTERRA")

From the time of the Spin-off, the Company held a $17,800,000 mortgage on, and option to purchase, a 344-unit class A residential apartment complex located in Tucson, Arizona.

In January 1998, the Company exercised its option and acquired Sonterra for approximately $20,500,000, including satisfaction of the mortgage. In February 1998, the Company closed on $16,400,000 of first mortgage financing (the "Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments were based on a 30-year amortization schedule.

In November 2000, the Company sold the Sonterra property for $22,550,000 and recorded a pre-income tax gain of approximately $3,500,000. The buyer assumed the Sonterra Mortgage, which had an unamortized balance of approximately $15,971,000, and paid the balance of the purchase price in cash.

SEGMENT FINANCIAL INFORMATION

See Note 13 to the Company's consolidated financial statements for additional information regarding the Company's industry segments.

FUTURE INVESTMENTS

The Company may in the future make equity investments in entities owned and/or operated by unaffiliated parties which engage in real estate-related businesses and activities or businesses that service the real estate industry. Some of the entities in which the Company may invest may be start-up companies or companies in need of additional capital. The Company may also manage and lease properties owned by it or in which it has an equity or debt investment.

ITEM 2.   PROPERTIES.

The following property information is presented by SBU.

WELLSFORD/WHITEHALL

As of December 31, 2000, Wellsford/Whitehall owned and operated 40 office properties, totaling approximately 4,953,000 square feet. The following table sets forth certain information related to these properties at December 31, 2000 (excluding assets transferred to the New Venture, pursuant to the Amendments):


                                                                   LEASABLE
                                                                   BUILDING        YEAR        NUMBER
                                                                   SQUARE     CONSTRUCTED/       OF
           PROPERTY                 TYPE         LOCATION           FEET      REHABILITATED    TENANTS    OCCUPANCY
           --------                 ----         --------           ----      -------------    -------    ---------
OPERATING PROPERTIES
Greenbrook Corporate Center ..     Office      Fairfield, NJ       201,000        1987            15         97.7%
1800 Valley Road .............     Office      Wayne, NJ            56,000        1980           (D)           (D)
Chatham Executive Center......     Office      Chatham, NJ          63,000      1972/1997          7        100.0%
300 Atrium Drive .............     Office      Somerset, NJ        150,000        1983             5         93.1%
400 Atrium Drive .............     Office      Somerset, NJ        355,000        1985            14         99.1%
500 Atrium Drive .............     Office      Somerset, NJ        169,000        1984             4         94.8%
700 Atrium Drive .............     Office      Somerset, NJ        181,000        1985             1        100.0%
Mountain Heights Center #1 ...     Office      Berkeley Hts, NJ    183,000   1968/1986/1998       15         99.7%
Garden State Exhibit Center ..      Flex       Somerset, NJ         82,000      1968/1989        N/A           N/A
150 Wells Avenue .............     Office      Newton, MA           11,000        1987             1        100.0%
72 River Park ................     Office      Needham, MA          22,000        1983             5        100.0%
70 Wells Avenue ..............     Office      Newton, MA           29,000        1979             2        100.0%
160 Wells Avenue .............     Office      Newton, MA           19,000      1970/1997          1        100.0%
2331 Congress Street .........     Office      Portland, ME         24,000        1980             2         78.2%
60/74 Turner Street ..........  Office/Land    Waltham, MA          16,000        1970             1        100.0%
100 Wells Avenue .............     Office      Newton, MA           21,000        1978             0         0.00%
333 Elm Street ...............     Office      Dedham, MA           48,000        1983             8        100.0%
Dedham Place .................     Office      Dedham, MA          160,000        1987            10         13.6%

                                                                                       BASE      ESCALATED   MARKET
                                                                                     RENT PER    RENT PER   RENT PER
                                   PRINCIPAL                       LEASE              SQUARE      SQUARE     SQUARE
           PROPERTY                 TENANTS                     EXPIRATION             FOOT        FOOT       FOOT*    ENCUMBRANCES
           --------                 -------                     ----------             ----        ----       -----    ------------
OPERATING PROPERTIES
Greenbrook Corporate Center .  Information Resources         December 2003          $   20.80   $   23.31  $   23.00       (A)
1800 Valley Road ............  (D)                           (D)                           (D)        (D)      21.25       (A)
Chatham Executive Center.....  Quadrant                      July 2009                  26.87       29,47      29.50       (A)
300 Atrium Drive ............  AT&T                          March 2004                 18.22       21.12      23.00       (A)
400 Atrium Drive ............  Merrill Lynch                 December 2001 & 2003       18.49       21.23      23.50       (A)
500 Atrium Drive ............  AT&T                          December 2003              20.01       23.77      23.00       (A)
700 Atrium Drive ............  Merck                         June 2005                  16.25       19.50      23.00       (A)
Mountain Heights Center #1 ..  The Santa Cruz                September 2006             22.73       24.70      28.00       (A)
Garden State Exhibit Center .  N/A                           N/A                        28.47          --         --       (A)
150 Wells Avenue ............  Linx Communications           September 2001             19.50       22.01      25.25       (A)
72 River Park ...............  JH Albert, Ins.               November 2004              21.84       22.52      25.25       (A)
70 Wells Avenue .............  Renaissance Worldwide, Inc.   November 2002              22.39       23.04      25.25       (A)
160 Wells Avenue ............  New England Cable             December 2013              22.59       23.37      25.25       (A)
2331 Congress Street ........  Clark Associates              April 2002                 13.33       14.65      15.50       (A)
60/74 Turner Street .........  Brandeis University           June 2002                   8.00        8.00      10.00       (A)
100 Wells Avenue ............  N/A                           N/A                           --          --      25.25       (A)
333 Elm Street ..............  Lojack                        May 2001                   23.56       25.00      28.00      (A)(B)
Dedham Place ................  AZC Advisory Group            January 2001               18.11       22.84      31.50      (A)(B)


                                                                      LEASABLE
                                                                      BUILDING          YEAR         NUMBER
                                                                       SQUARE       CONSTRUCTED/       OF
           PROPERTY                 TYPE         LOCATION               FEET        REHABILITATED    TENANTS    OCCUPANCY
           --------                 ----         --------               ----        -------------    -------    ---------
128 Technology  Center ......      Office      Waltham, MA             218,000           1986           2         100.0%
201 University Avenue .......      Office      Westwood, MA             82,000           1982           1         100.0%
7/57 Wells Avenue ...........      Office      Newton, MA               88,000           1982          16          90.7%
75/85/95 Wells Avenue .......      Office      Newton, MA              242,000         1976/1986       13          99.9%
Shattuck Office Center ......      Office      Andover, MA              63,000           1985          14          94.9%
180/188 Mt Airy Road ........      Office      Basking Ridge, NJ       104,000           1980          16          98.9%
377/379 Campus Drive ........      Office      Franklin Twp, NJ        199,000           1984           2         100.0%
105 Challenger Road .........      Office      Ridgefield Park, NJ     147,000           1992           4         100.0%
150 Mt. Bethel Road .........   Office/Flex    Warren, NJ              129,000           1981           9          81.5%
One Mall North ..............      Office      Columbia, MD             97,000         1978/1998       34          73.7%
McDonough Crossroads ........      Office      Owings Mills, MD         32,000           1988           3          46.2%
Oakland Ridge ...............      Flex        Columbia, MD            144,000           1972           7          23.9%
Airport Park ................      Office      Hanover Twp, NJ          96,000           1979          23          91.2%
                                                                     ---------                        ---          ----
                                    SUBTOTAL--OPERATING PROPERTIES   3,431,000                        235          86.9%
                                                                     ---------                        ---          ----

PROPERTIES UNDER RENOVATION
Pointview Corporate Center ..      Office      Wayne, NJ               564,000         1976/1998      (E)            --
Morris Technology Center ....      Office      Parsippany, NJ          257,000      1963/1977/2000    (F)            (F)
Mountain Heights Center #2 ..      Office      Berkeley Hts, NJ        123,000      1968/1998/2000      1         100.0%
117 Kendrick Street .........      Office      Needham, MA             210,000         1963/2000        3          94.6%
600 Atrium Drive ............       Land       Somerset, NJ                N/A            N/A         (H)            --
Airport Park ................       Land       Hanover Twp, NJ             N/A            N/A         (H)            --
401 North Washington (G) ....      Office      Rockville, MD           236,000           1972           1          26.2%
79 Milk Street ..............      Office      Boston, MA               64,000         1920/1998       13          49.8%
24 Federal Street ...........      Office      Boston, MA               68,000         1921/1997        9          29.7%
                                                                     ---------                        ---          ----
                             SUBTOTAL--PROPERTIES UNDER RENOVATION   1,522,000                         27          28.6%
                                                                     ---------                        ---          ----
                                                2000 TOTAL/AVERAGE   4,953,000                        262          86.9%
                                                                     =========                        ===          ====
                                                                                                                     (I)

                                                                                       BASE      ESCALATED   MARKET
                                                                                     RENT PER    RENT PER   RENT PER
                                   PRINCIPAL                       LEASE              SQUARE      SQUARE     SQUARE
           PROPERTY                 TENANTS                     EXPIRATION             FOOT        FOOT       FOOT*    ENCUMBRANCES
           --------                 -------                     ----------             ----        ----       -----    ------------
128 Technology  Center ......   Parametric Technology           June 2001              22.10       25.69      42.00       (A)(B)
201 University Avenue .......   RCN Corp.                       December 2009          15.00       17.26      18.00       (A)(B)
7/57 Wells Avenue ...........   GEO Centers                     November 2004          25.75       25.89      34.00       (A)(B)
75/85/95 Wells Avenue .......   Marcam                          April 2005             27.90       28.61      34.00       (A)(B)
Shattuck Office Center ......   Codman Research Group           March 2005             20.08       22.09      28.00        (A)
180/188 Mt Airy Road ........   Lucent Technology               October 2004           21.74       23.79      28.00        (A)
377/379 Campus Drive ........   AT&T                            August 2003            11.34       11.34      13.50        (A)
105 Challenger Road .........   Samsung America, Inc.           December 2003          26.79       30.07      28.50        (A)
150 Mt. Bethel Road .........   TMS Mortgage                    June 2003               9.30       12.19      16.00        (C)
One Mall North ..............   GSA                             November 2005          22.37       23.29      26.00       (A)(C)
McDonough Crossroads ........   Kiddie Academy                  February 2006          15.51       17.46      19.05        (C)
Oakland Ridge ...............   Romay Corp.                     July 2001              10.48       13.12      10.50        (C)
Airport Park ................   Gemini Consulting               January 2006           20.01       23.68      28.00        (C)
                                                                                   ---------   ---------  ---------
                                SUBTOTAL--OPERATING PROPERTIES                         21.40       22.65      27.72
                                                                                   ---------   ---------  ---------

PROPERTIES UNDER RENOVATION
Pointview Corporate Center ..   --                              --                        --          --      16.50        (A)
Morris Technology Center ....   (F)                             (F)                      (F)         (F)      22.50        (A)
Mountain Heights Center #2 ..   Compaq                          August 2010            30.04       31.67      29.50        (A)
117 Kendrick Street .........   March First Inc.                December 2010          29.70       30.41      32.80        (A)
600 Atrium Drive ............   --                              --                        --          --         --        (A)
Airport Park ................   --                              --                        --          --         --        (C)
401 North Washington (G) ....   GE Information Services         April 2004              6.74        9.50      27.00        (C)
79 Milk Street ..............   J.M. Forbes                     January 2002           30.34       33.69      44.00        (C)
24 Federal Street ...........   American Express                December 2006             --          --      44.00        (C)
                                                                                   ---------   ---------  ---------
                         SUBTOTAL--PROPERTIES UNDER RENOVATION                           N/A         N/A        N/A
                                                                                   ---------   ---------  ---------
                                            2000 TOTAL/AVERAGE                     $   21.40   $   22.65  $   27.72
                                                                                   =========   =========  =========
                                                                                         (I)         (I)

----------

(A)  Encumbered by the Wellsford/Whitehall Bank Facility.
(B)  Encumbered by the Nomura Mortgage.
(C)  Encumbered by other mortgages.
(D) Lease with Boron Lepore commenced February 2, 2001 for 100% of the leasable building square feet with a triple net rent of $21.25 per square foot. Lease expires January 2011.
(E)  Building under renovation.
(F) Lease with New York Life will commence in May 2001 for 100% of leasable building square feet with an average base rent of $28.76 per square foot over the term of the lease. Lease expires April 2016.
(G) Lease with ADP will commence in April 2001 for approximately 73,000 square feet (approximately 31% of leasable building square feet) at a base rent of $27.00 per square foot. Lease expires March 2005.
(H)  Land is held for development.
(I)  Properties under renovation not included in 2000 Total/Average.
* Company's internal judgment as to specific property market rent per square foot as of December 31, 2000.

The  following  table  sets  forth  historical   Wellsford/Whitehall   portfolio
information by year:

                                            SQUARE FEET OF        OCCUPANCY
                         TOTAL BUILDING        OPERATING         OF OPERATING
  DECEMBER 31,            SQUARE FEET         PROPERTIES          PROPERTIES
  ------------            -----------         ----------          ----------
2000.............          4,953,000           3,431,000              87%
1999.............          4,920,000           3,469,000              92%
1998.............          4,605,000           3,219,000              92%
1997.............          2,412,000           1,330,000              89%

The average lease term of the tenants' leases is approximately 6.7 years. Leases typically provide for step-ups in base rent periodically over the term of a lease and pass throughs to tenants of their pro rata share of increases in certain expenses (real estate taxes and operating expenses) over a base year. Leases may also provide for improvement allowances for all or a portion of the tenant's initial construction of its premises. The following table sets forth as of December 31, 2000 lease expirations for each of the next ten years, assuming tenants do not exercise any renewal options:


                           LEASABLE                    ANNUAL BASE RENT OF EXPIRING LEASES
               NUMBER OF  SQUARE FEET   PERCENTAGE OF  -----------------------------------
               EXPIRING   OF EXPIRING    TOTAL LEASED                         PER SQUARE
     YEAR       LEASES       LEASES      SQUARE FEET         TOTAL               FOOT
     ----       ------       ------      -----------         -----               ----
2001.........     74        782,000          20%        $   14,962,000       $    19.41
2002.........     32        194,000           5%             3,939,000            20.28
2003.........     50        835,000          24%            15,920,000            19.06
2004.........     19        295,000           8%             5,926,000            20.09
2005.........     29        468,000          12%            10,543,000            22.52
2006.........     26        390,000          10%            10,439,000            26.79
2007.........     16        166,000           4%             3,940,000            23.67
2008.........      5         32,000           1%               990,000            30.48
2009.........      6        153,000           4%             3,712,000            24.24
2010.........      3        252,000           6%             7,609,000            30.23

No tenant in the Wellsford/Whitehall portfolio accounted for more than 11% and 7% of rental revenues for the years ended December 31, 2000 and 1999, respectively.

WELLSFORD CAPITAL

Wellsford Capital owned the following commercial properties at December 31, 2000:

                                                             LEASABLE
                                                             BUILDING      YEAR        NUMBER
                                                              SQUARE   CONSTRUCTED/      OF                  PRINCIPAL
      PROPERTY*              TYPE         LOCATION             FEET    REHABILITATED   TENANTS   OCCUPANCY    TENANTS
      ---------              ----         --------             ----    -------------   -------   ---------    -------
Hoes Lane***                Office     Piscataway, NJ         37,632       1987          10         98%          A
Bradford Plaza***           Retail     West   Chester, PA    123,885       1990          17         88%          B
Chestnut Street             Office     Philadelphia, PA       50,053    1857/1990         8         94%          C
Keewaydin Drive           Industrial   Salem, NH             125,230       1973           4         57%          D
Turnpike Street           Industrial   Canton, MA             43,160       1980           1         53%          E
Two Executive               Office     Cherry Hill, NJ       102,310       1970          13         70%          F
                                                             -------                     --         --
    2000 TOTAL/AVERAGE                                       482,270                     53         74%
                                                             =======                     ==         ==
    1999 TOTAL/AVERAGE                                       596,645                     74         76%
                                                             =======                     ==         ==
    1998 TOTAL/AVERAGE                                       596,645                                80%
                                                             =======                                ==



                                                            ESCALATED      MARKET RENT
                                LEASE      BASE RENT PER    RENT PER           PER
      PROPERTY*              EXPIRATION     SQUARE FOOT    SQUARE FOOT     SQUARE FOOT**
      ---------              ----------     -----------    -----------     -------------
Hoes Lane***                  March 2004     $   14.64      $   15.26      $     17.00
Bradford Plaza***              June 2011          9.70          11.26            12.50
Chestnut Street            December 2001         13.53          15.54            14.50
Keewaydin Drive             January 2004          6.19           7.92             6.50
Turnpike Street             January 2001          9.20          13.78            10.25
Two Executive                 March 2007         12.24          12.50            14.00
                                             ---------      ---------      -----------
    2000 TOTAL/AVERAGE                       $   10.49      $   11.98      $     12.19
                                             =========      =========      ===========
    1999 TOTAL/AVERAGE                       $   10.70      $   13.40
                                             =========      =========
    1998 TOTAL/AVERAGE                       $    9.51      $   11.33
                                             =========      =========

----------

Legend:  Principal Tenants

A.....   Innovex-DAS, Inc. (13,645 square feet)
B.....   Fleming Foods and CVS (42,616 square feet)
C.....   Kittredge Donley (14,449 square feet)
D.....   New Hampshire College (27,555 square feet)
E.....   Techmar Communications (22,918 square feet)
F.....   Computer Learning Center (20,983 square feet)

* The $28,000,000 mortgage which was cross-collateralized by the seven VLP properties was repaid by the Company in December 2000.
** Company's internal judgment as to specific property market rent per square foot as of December 31, 2000.
***  Property sold in January 2001.


No tenant in the Wellsford Capital portfolio accounts for more than 2.3% and 6.8% of rental revenues for the years ended December 31, 2000 and 1999, respectively.

WELLSFORD DEVELOPMENT

The Company owned the following multifamily properties at December 31, 2000:


                                                                                  AVERAGE RENT
         PROPERTY             LOCATION    UNITS   YEAR CONSTRUCTED   OCCUPANCY     PER UNIT        ENCUMBRANCE
         --------             --------    -----   ----------------   ---------     --------        -----------
Blue Ridge ................  Denver, CO     456        1997             93%       $     1,079      $33,354,235
Red Canyon ................  Denver, CO     304        1998             97%             1,228       26,369,736
Silver Mesa (A) ...........  Denver, CO     136        2000             79%             1,782       32,000,000
                                          -----                         --        -----------      -----------
         2000 TOTAL/AVERAGE                 896                         93%       $     1,224      $91,723,971
                                          =====                         ==        ===========      ===========
         1999 TOTAL/AVERAGE               1,104                         89%       $     1,001      $76,559,929
                                          =====                         ==        ===========      ===========
         1998 TOTAL/AVERAGE               1,104                         92%       $       984      $77,421,790
                                          =====                         ==        ===========      ===========

----------

(A) The Silver Mesa phase information excludes the 128 units which are available for sale. The occupancy and average rent per unit reflects the status of only the 136 rental units. The $32,000,000 encumbrance is on the entire 264 unit phase. As individual units are sold, they are released from the Silver Mesa Conversion Loan collateral.


The average lease term of the tenants' leases range from six to fourteen months. Security deposits are generally required for all leases.

There are two additional phases of Palomino Park which, if both constructed, will include an additional 776 units. Development of the fourth phase, Green River, has begun and will include 424 units to be completed in the third quarter of 2002. Estimated total construction costs for this phase is approximately $56,000,000. The land for the 352 unit fifth phase, Gold Peak, is being prepared for sale or possible future development. The estimated total cost of the improved land and allocated infrastructure is $6,900,000.

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor Wellsford/Whitehall are presently defendants in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its other equity investments. However, the Company is a party to routine litigation arising in the ordinary course of business, which is expected to be covered by liability insurance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION
------------------

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The high and low sales prices for the common shares on the American Stock Exchange and the dividends declared for the years ended December 31, 2000 and 1999 are as follows:


                                    COMMON SHARES
                            ---------------------------------
          2000              HIGH           LOW      DIVIDENDS
          ----              ----           ---      ---------
          1st Quarter    $   18.13     $   15.00      None
          2nd Quarter    $   18.13     $   15.13      None
          3rd Quarter    $   19.75     $   15.75      None
          4th Quarter    $   19.63     $   15.31      None


                                    COMMON SHARES
                            ---------------------------------
          1999              HIGH           LOW      DIVIDENDS
          ----              ----           ---      ---------
          1st Quarter    $   21.00     $   17.00      None
          2nd Quarter    $   24.50     $   15.75      None
          3rd Quarter    $   21.50     $   15.50      None
          4th Quarter    $   18.75     $   15.25      None

HOLDERS
-------

The approximate number of holders of record of the common shares and class A-1 common shares (collectively, "Common Shares" or " Common Stock") were 3,900 and 1, respectively, as of December 31, 2000.

DIVIDENDS
---------

The Company did not declare or distribute any dividends during 2000, 1999 or 1998. The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate, for reinvestment, cash flow from investments, disposition of investments and other business activities.

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


   SUMMARY CONSOLIDATED STATEMENT OF
          OPERATIONS DATA                                   FOR THE YEARS ENDED DECEMBER 31,
          ---------------                                   --------------------------------
                                                2000         1999         1998         1997         1996
                                                ----         ----         ----         ----         ----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ................................    $ 25,024     $ 30,170     $ 26,016     $  9,070     $    757
Expenses ................................     (25,581)     (28,926)     (17,306)      (3,819)          --
Income from joint ventures ..............       3,247        9,622        3,523           15           --
Gain on sale of assets, net of impairment
    provision of $4,725,000 in 2000 .....       6,135           --          139           --           --
Minority interest .......................         (66)         (55)         (78)          --           --
                                             --------     --------     --------     --------     --------
Income before taxes and Convertible
   Trust Preferred Securities ...........       8,759       10,811       12,294        5,266          757
Income tax expense ......................      (1,430)      (1,950)      (2,850)      (2,213)          --
Convertible Trust Preferred Securities
   distributions, net of tax benefit ....        (861)           --           --           --           --
                                             --------     --------     --------     --------     --------
Net income ..............................    $  6,468     $  8,861     $  9,444     $  3,053     $    757
                                             ========     ========     ========     ========     ========
Net income per common share, basic ......    $   0.76     $   0.86     $   0.95     $   0.36     $   0.09
                                             ========     ========     ========     ========     ========
Net income per common share, diluted ....    $   0.76     $   0.86     $   0.93     $   0.35     $   0.09
                                             ========     ========     ========     ========     ========
Cash dividends declared per common
   share ................................    $     --     $     --     $     --     $     --     $     --
                                             ========     ========     ========     ========     ========
Weighted average number of common
   shares outstanding, basic ............       8,508       10,321        9,943        8,461        8,456
                                             ========     ========     ========     ========     ========
Weighted average number of common
   shares outstanding, diluted ..........       8,516       10,329       10,190        8,674        8,456
                                             ========     ========     ========     ========     ========

     SUMMARY CONSOLIDATED BALANCE
              SHEET DATA                                             DECEMBER 31,
              ----------                                             ------------
                                             2000          1999          1998          1997         1996
                                             ----          ----          ----          ----         ----
(IN THOUSANDS)
Real estate, at cost .................    $ 159,031     $ 159,582     $ 150,322     $  58,741    $      --
Accumulated depreciation .............       (8,248)       (6,584)       (2,707)           --           --
Notes receivable .....................       37,824        37,260       124,706       105,632       17,800
Investment in joint ventures .........      120,969       114,390        80,776        44,780           --
Total assets .........................      375,770       366,331       384,971       249,974       44,760
Mortgage notes payable ...............      104,404       119,315       120,177        49,255       14,755
Credit facility ......................       12,000            --        17,000         7,500           --
Convertible Trust Preferred Securities       25,000            --            --            --           --
Shareholders' equity .................      215,982       229,691       231,625       181,158       30,005


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

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2000 TO THE YEAR ENDED  DECEMBER 31,
1999

Rental income increased by $807,000. This increase is primarily due to three months of operations during 2000 for the Silver Mesa rental phase which was put into service on October 1, 2000 ($592,000) and increased rental revenues on the VLP properties ($552,000), partially offset by a reduction in the rental income on the Sonterra property from 10.5 months of income in the current year as it was sold in November 2000 ($224,000).

Interest income decreased by $6,039,000. This decrease is primarily the result of decreased lending activity by the Wellsford Capital SBU starting in the second half of 1999 and continuing in 2000 with loans being repaid in part or in full during 1999 and 2000 ($7,063,000) and decreased interest income from investments contributed to Second Holding in 1999 ($653,000), partially offset by new investments in 2000 and investments held for a longer period during 2000 than in 1999 ($1,384,000) and increased income on cash and cash equivalents from higher interest rates and greater outstanding balances ($229,000).

Property operating and maintenance expense increased by $323,000. This increase is primarily due to three months of operations for an asset put into service during 2000 (Silver Mesa) plus an increase in Denver office overhead costs directly charged to operations in 2000.

Real estate taxes increased by $64,000. This increase is primarily due to three months of operations for an asset put into service during 2000 (Silver Mesa) and an increase in taxes at certain properties during 2000.

Depreciation and amortization  decreased by $1,187,000.  This decrease is due to
(i) the write-down of the CVW asset by $912,000 to its then estimated fair value in 1999, (ii) increased amortization during 1999 associated with the Company's deferred financing costs of $680,000 and (iii) 10.5 months of depreciation on the Sonterra property, which was sold, of $76,000, partially offset by additional depreciation on the VLP properties of $225,000, increased amortization of $145,000 attributable to one of the two principals leaving CVW to pursue other employment and the subsequent wind-down of the venture in 2000, and three months of depreciation on an asset put into service during 2000 (Silver Mesa) of $173,000.

Property Management expense increased $125,000. This increase is primarily due to three months of operations for an asset put in service during 2000 (Silver
Mesa) and additional fees on the VLP properties during 2000.

Interest expense decreased by $2,323,000. This decrease is primarily due to (i) interest on higher average borrowing balances under the Company's credit facilities in 1999 than in 2000 ($2,038,000), (ii) additional capitalized interest due to a higher average construction in progress balance in 2000 ($919,000) and (iii) only 10.5 months of interest on the Sonterra property mortgage before it was assumed by the buyer at the time the property was sold ($151,000), partially offset by an increase in expense from variable rate debt ($462,000), the write-off of unamortized deferred financing costs on the VLP debt in December 2000 ($247,000) when the related debt was prepaid and three months of interest for an asset put into service during 2000 (Silver Mesa) ($122,000).

General and administrative expenses decreased by $349,000. This decrease is primarily due to a decrease in professional fees of $264,000, charitable contributions of $232,000 and other corporate expenses across all expense categories of $194,000, offset by increases in compensation and benefits of $341,000.

Gain on sale of investments in 2000 results from the sale of (i) the Sonterra property for a gain of $3,500,000, (ii) the investment in Liberty Hampshire for a gain of $2,492,000 and (iii) a net gain of $218,000 from the sale of one of the VLP properties ($4,943,000) offset by the impairment recorded on certain of the remaining VLP assets available for sale ($4,725,000).

Income from joint ventures decreased by $6,375,000. This decrease is primarily due to the Company's proportionate share of gains of $6,806,000 on the sale of assets from Wellsford/Whitehall in 1999, which was in excess of the 2000 share of gains of $92,000, plus decreases from the Liberty Hampshire/Second Holding Joint Venture investments ($496,000) and CVW ($456,000), offset by an increase in the Company's proportionate share of Wellsford/Whitehall operating income ($1,206,000) and income from the Fordham Tower Loan during the fourth quarter of 2000 ($85,000).

The income tax provision decreased $520,000. This decrease is primarily the result of lower pretax income and the utilization of state and local income tax carryforwards.

During the year ended December 31, 2000, the Company repurchased 1,318,732 shares of its outstanding common stock. The effect of these repurchases resulted in a $0.09 per share increase in net income per share--basic and diluted, excluding the impact of lost interest income on cash used for such repurchases.

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

Interest income decreased by $593,000. This decrease is primarily the result of loans being repaid in part or in full ($2,609,000) and decreased interest income from investments contributed to Second Holding ($356,000) offset by investments held for a longer period during 1999 than in 1998 ($1,107,000), additional interest and fee income from the Broomfield investment ($1,153,000) and increased income on cash and cash equivalents ($112,000).

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

Depreciation and amortization increased by $2,997,000. This increase is primarily due to a full year of operations during 1999 for assets acquired or put in service during 1998 ($1,168,000 increase), as well as increased amortization during 1999 associated with the Company's joint venture investments and deferred financing costs ($249,000 and $639,000 increases, respectively) and the write-down of one of its joint venture investments, CVW, by $912,000 to its estimated fair value.

Property Management expense increased $175,000. This increase is primarily due to a full year of operations during 1999 for assets acquired or put in service during 1998.

Interest expense increased by $4,799,000. This increase is primarily due to debt that was outstanding for the full year in 1999 and only a partial year during 1998 as well as higher average outstanding balances. The Sonterra at Williams Centre debt was outstanding from February 1998 ($174,000), the mortgage on the VLP properties was obtained in October 1998 ($2,025,000), the mortgage on Red Canyon was secured in November 1998 ($1,628,000) and there was a higher average outstanding balance on credit facilities ($1,283,000), offset by additional interest capitalized to the Company's remaining phases at Palomino Park ($268,000).

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

Income from joint ventures increased by $6,099,000. This increase is primarily due to the Company's proportionate share of the increase in gains of $5,339,000 on the sale of assets from Wellsford/Whitehall, in excess of 1998 share of gains, plus growth from the Liberty Hampshire/Second Holding Joint Venture investments ($2,006,000 increase) offset by a decrease in the Company's proportionate share of Wellsford/Whitehall operating income ($968,000 decrease).

The income tax provision decreased $900,000. This decrease is primarily the result of lower pretax income, a reduction of the valuation allowance attributable to the utilization of available net operating loss carryforwards, and a lower effective state and local tax rate.

INCOME TAXES

The Company has recorded a net deferred tax asset of $6,600,000 as of December 31, 2000. Such amount is after reserves aggregating $17,500,000 established with respect to the utilization of existing tax net operating losses and future tax deductions under deferred compensation arrangements. While the deferred compensation deductions have been fully reserved because of the long term expected timing of deductibility, the Company has a recorded deferred tax asset of approximately $7,700,000 or 82% of the total recorded deferred tax asset of $9,400,000 at December 31, 2000. The majority of the remaining $1,700,000 asset is expected to be realized in 2001 upon the sale of the remaining VLP portfolio. During the year, the Company reduced its income tax asset valuation allowance by $1,500,000 principally as a result of the utilization of the annual utilizable amount of net operating carry forwards. In order to realize the remaining recorded deferred tax asset, the Company would have to realize $22,700,000 of taxable income by 2007 and 2012 when the majority of the tax carryforwards expire. The Company expects to be able to meet these amounts based upon current and expected income levels.

The Company has available at December 31, 2000, net operating loss carryforwards aggregating $64,700,000, which as a result of limitations under ss.382 of the Internal Revenue Service Code, as it applies to the VLP acquisition, the Company can only use $6,200,000 of such loss carryforwards each year. Any such amounts not utilized in a year can be carried forward to subsequent years.

The Company's major timing tax differences related to costs associated with the deferred compensation plan as well as income recognizable for income tax purposes on the $7,000,000 of assets currently in the deferred compensation plan arrangements of the Company. Such amounts aggregated $1,100,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its working capital, sales of commercial and residential properties, cash flow provided by operations and if required, from draws on the $20,000,000 loan facility. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture capital requirements by long-term borrowings, through available cash, the issuance of debt and the offering of additional debt and equity securities.

Approximately $2,712,000 of the Company's retained earnings at December 31, 2000 relates to undistributed earnings of the Company's joint venture investments. Distributions from Second Holding are limited to 48% of earnings. The balance above principally reflects this retained amount.

RECURRING AND NON-RECURRING CAPITAL EXPENDITURES

WELLSFORD DEVELOPMENT

Regarding the Company's Blue Ridge, Red Canyon and Silver Mesa phases, the Company expects to incur approximately $140 per unit in apartment preparation costs from turnover of tenant leases during the year ending December 31, 2001, which will be charged to property operations.

The estimated total costs of the remaining two multifamily development phases at Palomino Park and related infrastructure costs at completion of these phases, including the Company's gross investment at December 31, 2000 are as follows:


                                        ESTIMATED      COMPANY'S
                                          TOTAL     CONSTRUCTION IN      ESTIMATED
        NAME                   UNITS    PHASE COST    PROGRESS (A)    COMPLETION DATE
        ----                   -----    ----------    ------------    ---------------
Phase IV ("Green River") ....   424    $56,000,000    $16,420,000    Third Quarter 2002
Phase V ("Gold Peak") .......   352      6,900,000      5,809,000    (B)
                                ---    -----------    -----------
                                776    $62,900,000    $22,229,000
                                ===    ===========    ===========

----------

(A) Includes land and costs that the Company has funded for the development of the phase, plus other infrastructure and overhead costs capitalized during construction such as interest and taxes.
(B) The Company has not determined if it will construct this phase or sell the improved land. The $6,900,000 estimated phase cost only reflects the improved land cost.

The fourth phase of this project is being constructed pursuant to a fixed-price contract. The Company is committed to purchase 100% of the improvements upon completion. In addition, the Company was obligated to fund the first 20% of construction costs on the phase as incurred.

WELLSFORD CAPITAL

The  Company  expects  to  incur  approximately   $1,069,000  of  total  capital
expenditures with respect to the remaining VLP properties through their expected sale dates during 2001.

WELLSFORD/WHITEHALL

In connection with its fully operational properties, Wellsford/Whitehall expects to incur approximately $47,004,000 of capital expenditures during the year ending December 31, 2001. Of that amount, Wellsford/Whitehall expects to incur approximately $16,346,000 of non-recurring capital expenditures on three operational properties during the year ending December 31, 2001. This work includes adding approximately 56,000 square feet to one building and cosmetic overhauls on the other two buildings. Recurring capital expenditures of $30,658,000 are as follows:

                                             AMOUNT       PER SQUARE FOOT
                                             ------       ---------------
          Maintenance capital...........  $12,290,000      $      4.73
          Tenant improvements...........   13,583,000             4.39
          Leasing commissions...........    4,785,000             1.55
                                          -----------      -----------
                                          $30,658,000      $     10.67
                                          ===========      ===========

Wellsford/Whitehall is currently involved in several projects to renovate, expand or reposition properties which are classified as properties under renovation. For the year ending December 31, 2001, Wellsford/Whitehall expects to incur approximately $26,779,000 in connection with these projects.

To the extent that cash flows from operations and borrowings from financial institutions are not available to finance such capital projects, the Company will be required to provide approximately 15.2% of unfunded costs under the existing agreement with Whitehall, limited to the committed amounts.

CAPITAL COMMITMENTS

At December 31, 2000, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At December 31, 2000, capital commitments are as follows:


                        COMMITMENT                        AMOUNT
                        ----------                        ------
          Wellsford/Whitehall equity............      $  8,468,000
          Wellsford/Whitehall loan..............         4,000,000 (A)
          Clairborne Prudential equity..........        10,208,000 (B)

----------

(A) Pursuant to the Agreement, the Company could provide for up to 40% of a $10,000,000 loan to, or equity in, the venture with its joint venture partner, Whitehall committed to fund the remaining $6,000,000.
(B)  Capital calls are subject to the Company's approval of such investments.

STOCK REPURCHASE PROGRAM

In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of December 31, 2000.

RESOURCES

In January 1999, a wholly-owned subsidiary of the Company obtained a $35,000,000 loan facility (the "Wellsford Finance Facility") from Fleet National Bank. In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,000. The Wellsford Finance Facility which is secured by a $25,000,000 note receivable, bears interest at LIBOR + 2.75% per annum and matures in January 2002. The Company paid an origination fee of $75,000 and is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. At December 31, 2000, the outstanding balance under the Wellsford Finance Facility was $12,000,000. The balance was completely repaid on January 4, 2001. This facility provides for the Company to meet certain financial operating and balance sheet covenants.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit.

In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% per annum and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20% per annum. As of December 31, 2000, approximately $244,250,000 was outstanding under the Wellsford/Whitehall Bank Facility (approximately $181,728,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. Wellsford/Whitehall has exercised its right under the agreements to have the due date of both facilities extended for one year to December 15, 2001. Wellsford/Whitehall is presently seeking to refinance the facility. The Wellsford/Whitehall Bank Facility provides for the meeting of certain operating and balance sheet covenants and limits the amount of distributions to members.

Wellsford/Whitehall expects to meet its other liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, if any, with operating cash flow from its properties, proceeds from financings of unencumbered properties, proceeds from any asset sales and equity contributions from the owners of Wellsford/Whitehall.

PROPERTY SALES

During the fourth quarter of 2000, the Company made the strategic decision to sell the seven assets which were originally acquired as part of the 1998 merger with Value Property Trust ("VLP"). The Company sold one asset in December 2000 and two other properties during January 2001. The Company has determined that the aggregate carrying amount of one of the assets sold in 2001 and three of the four other assets which remain available for sale is less than the amounts expected to be ultimately realized upon sale, less selling expenses. The Company anticipates selling the remaining four properties during 2001. Accordingly, the Company has recorded an impairment provision of $4,725,000 which is reflected in the accompanying consolidated statements of income as an offset to the gain on the property sold in December 2000 of approximately $4,943,000. The Company will not record depreciation expense in 2001 related to these assets.

CASH FLOWS
----------

2000 CASH FLOWS

Cash flow provided by operating activities of $10,023,000 primarily consists of net income of $6,468,000 plus (i) depreciation and amortization of $4,980,000,
(ii) an increase in accrued expenses and other liabilities of $2,662,000, (iii) distributions received in excess of joint venture income of $1,493,000, (iv) amortization of deferred compensation of $907,000 and (v) decreases in restricted cash of $506,000, partially offset by the gain on sale of assets (net of impairment provision of $4,725,000) of $6,135,000 and increases prepaid and other assets $1,003,000.

Cash flow used in investing activities of $22,778,000 consists of (i) investments in real estate assets of $39,026,000, (ii) investments in notes receivable of $28,833,000 and (iii) capital contributions to joint venture investments of $12,895,000 partially offset by (i) repayments of notes receivables of $32,408,000, (ii) $21,650,000 of proceeds from the sale of real estate assets, (iii) returns of capital from joint venture investments of $2,886,000 and (iv) proceeds from the sale of joint venture interests of $1,032,000.

Cash flow provided by financing activities of $14,383,000  primarily consists of
(i) proceeds from mortgage notes payable of $32,000,000, (ii) proceeds from the issuance of Convertible Trust Preferred Securities of $25,000,000 and (iii) proceeds from draws on the Company's credit facility of $12,000,000, partially offset by the repayment of mortgage notes payable of $30,940,000, repurchases of the Company's common stock of $21,119,000 and deferred financing costs principally associated with the issuance of the Convertible Trust Preferred Securities of $544,000.

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

Cash flow provided by financing activities of $80,337,000 primarily consists of proceeds from (i) a credit facility of $86,500,000 and (ii) mortgage notes payable of $71,400,000 offset by repayments of (i) credit facilities of $77,000,000 and (ii) mortgage notes payable of $478,000.

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

NET CASH FLOW
-------------

The Company considers Net Cash Flow to be an important measure of its performance, to be considered in addition to Net Income predicated on generally accepted accounting principles. Net Cash Flow, for the Company's purposes, represents net income, plus depreciation and amortization on real estate assets, the provision for impairment and depreciation and amortization from unconsolidated partnerships and joint ventures offset by accumulated depreciation on assets sold. Included in such cash flow is the Company's share of undistributed cash retained by the unconsolidated partnerships and joint ventures for continuing investment in lieu of future fundings. Net Cash Flow should not be considered a replacement for Net Income as an indicator of the Company's operating performance and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles Net Income and Net Cash Flow:


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                     2000              1999             1998
                                                     ----              ----             ----
Net income..................................    $  6,468,045      $  8,860,801     $  9,443,756
Add:
Depreciation and amortization...............       4,855,778         5,384,782        3,115,555
Provision for impairment (A)................       4,725,000                --               --
Accumulated depreciation on assets sold.....     (2,533,737)                --               --
Share of JV depreciation and amortization...       5,292,254         5,238,357        3,564,206
                                               -------------     -------------     ------------
Net cash flow...............................   $  18,807,340     $  19,483,940     $ 16,123,517
                                               =============     =============     ============

----------

Note: The number of shares that should be used for determining Net Cash Flow per share, basic and diluted, are the same number of shares used for Net Income per share, basic and diluted.

     (A) The Company recorded a provision for impairment of $4,725,000 in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the six unsold VLP properties at December 31, 2000.


Below are the Company's cash flows provided by operating activities as disclosed in the Consolidated Statements of Cash Flows:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                    2000             1999                1998
                                    ----             ----                ----
Operating activities........  $  10,023,485     $ 13,856,594       $   7,004,813
                              =============     ============       =============

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:



(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                     EFFECT OF 1%                    EFFECT OF 1%
                                                      BALANCE AT   INCREASE IN BASE   BALANCE AT   INCREASE IN BASE
                                                     DECEMBER 31,   RATE ON INCOME   DECEMBER 31,   RATE ON INCOME
                                                        2000          (EXPENSE)        1999           (EXPENSE)
                                                        ----          ---------        ----           ---------
Consolidated assets and liabilities:
    Notes receivable:
       Variable rate .............................    $   7,996       $      80       $  12,260       $     122
       Fixed rate ................................       29,828              --          25,000              --
                                                      ---------       ---------       ---------       ---------
                                                      $  37,824              80       $  37,260             122
                                                      =========       ---------       =========       ---------
    Mortgage notes payable:
       Variable rate .............................       56,680            (567)      $  42,755            (428)
       Fixed rate ................................       59,724              --          76,560              --
                                                      ---------       ---------       ---------       ---------
                                                      $ 116,404            (567)      $ 119,315            (428)
                                                      =========       ---------       =========       ---------
    Convertible Trust Preferred Securities:
       Fixed rate ................................    $  25,000              --       $      --              --
                                                      =========       ---------       =========       ---------
Proportionate  share  of  assets  and  liabilities
     from  investments  in joint ventures:
Notes receivable:
       Variable rate .............................    $ 115,953           1,160       $  20,509             206
       Fixed rate ................................        1,047              --           3,321              --
                                                      ---------       ---------       ---------       ---------
                                                      $ 117,000           1,160       $  23,830             206
                                                      =========       ---------       =========       ---------
    Debt:
       Variable rate .............................    $ 128,627          (1,286)      $ 113,563          (1,136)
       Variable rate, with LIBOR cap at
          7.50% (A) ..............................      119,100            (810)             --              --
       Fixed rate ................................       31,154              --          31,127              --
                                                      ---------       ---------       ---------       ---------
                                                      $ 278,881          (2,096)      $ 144,690          (1,136)
                                                      =========       ---------       =========       ---------
 Net decrease in annual income, before
    income tax benefit ...........................                       (1,423)                         (1,236)
 Income tax benefit ..............................                          569                             494
                                                                      ---------                       ---------
 Net decrease in annual net income ...............                    $    (854)                      $    (742)
                                                                      =========                       =========
 Per share, basic and diluted ....................                    $   (0.10)                      $   (0.07)
                                                                      =========                       =========

-------

(A) In May 2000, Wellsford/Whitehall entered into an interest rate protection agreement which caps LIBOR at 7.50% on $300,000,000 until March 15, 2001 and is reduced to $200,000,000 for the period March 16, 2001 to May 15, 2001. Calculation assumes exposure of 0.68% on the Company's proportionate share of $300,000,000 based on LIBOR of 6.82% at December 31, 2000.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, their ages and their positions are as follows:

       NAME             AGE              POSITIONS AND OFFICES HELD
       ----             ---              --------------------------
Jeffrey H. Lynford....  53...  Chairman of the Board, Secretary and Director**
Edward Lowenthal......  56...  President, Chief Executive Officer and Director*
Rodney F. Du Bois.....  65...  Vice Chairman and Director*
James J. Burns........  61...  Senior Vice President, Chief Financial Officer
David M. Strong.......  42...  Vice President for Development
Mark P. Cantaluppi....  30...  Vice President, Chief Accounting Officer
Martin Bernstein......  63...  Director***
Douglas Crocker II....  60...  Director**
Richard S. Frary......  53...  Director***
Meyer S. Frucher......  54...  Director***
Mark S. Germain.......  50...  Director**

----------

     *    Term expires 2001.
     **   Term expires 2002.
     ***  Term expires 2003.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors", "Executive Officers", and "Key Employees" of the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Executive Compensation", "Compensation of Directors", "Board Committees", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)       (1)  FINANCIAL STATEMENTS

               The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

               Consolidated Balance Sheets as of December 31, 2000 and 1999.

               Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

          (3)  EXHIBITS

          (A)  EXHIBIT NO.  DESCRIPTION @@@
          ---  -----------  ---------------

               3.1  Articles of Amendment and Restatement of the Company. ****
               3.2 Articles Supplementary Classifying 350,000 Shares of Common Stock as Class A Common Stock. ****
               3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock. ****
               3.4  Bylaws of the Company. ****
               4.1  Specimen certificate for Common Stock. ***
               4.2  Secimen certificate for Class A Common Stock. ****
               4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock. ****
               4.4 Warrant Agreement, dated as of August 28, 1997, between the Company and United States Trust Company of New York, as warrant agent, and Warrant Certificate No. 1 of the Company for 5,000,000 Warrants registered in the name of WHWEL Real Estate Limited Partnership. @

               -----------  ---------------------------

               4.41 Amendment No. 2 to the Warrant  Agreement dated as of August
                    28, 1997 by and between Wellsford Real Properties, Inc. and United States Trust Company, dated as of May 28, 1999. +++
               4.42 Warrant  Agreement by and between Wellsford Real Properties,
                    Inc. and United States Trust Company, dated as of May 28, 1999. +++
               4.43 Registration  Rights Agreement by and between Wellsford Real
                    Properties, Inc. and W/W Group Holdings, L.L.C., dated as of May 28, 1999. +++
               4.44 Letter  Agreement  dated May 28,  1999  between  WHWEL  Real
                    Estate Limited Partnership and Wellsford Real Properties, Inc., confirming that Wellsford Real Properties, Inc. will exchange shares of its stock for Excess Membership Units held by WHWEL. +++
               4.5 Registration Rights Agreement, dated as of February 23, 1998, among the Company and Franklin Mutual Advisors, Inc. and Angelo Gordon & Co., L.P. +
               4.6 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and W/W Group Holdings, L.L.C. ("Holding Co.") relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of May 28, 1999, by and between Wellsford and United States Trust Company of New York (the "Warrant Agent"). @@@@@@
               4.7 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and Holding Co. relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of August 28, 1997, by and between Wellsford and the Warrant Agent, as amended on July 16, 1998, and as further amended on May 28, 1999. @@@@@@
               4.8 Agreement, dated as of December 21, 2000, terminating the Registration Rights Agreement between Wellsford and Holding Co., dated as of May 28, 1999. @@@@@@
              10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon. *
              10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon.
                    ****
              10.3 Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., Wellsford Residential Property Trust, Al Feld and The Feld Company, dated May 29, 1997, relating to Red Canyon.
                    ****
              10.4 Assignment and Assumption of Tri-Party Agreement by and among Wellsford Residential Property Trust, ERP Operating Limited Partnership, Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp., The Feld Company, Al Feld and NationsBank of Texas, N.A. dated May 30, 1997, relating to Red Canyon. ****
              10.5 Agreement and Acknowledgment Regarding Tri-Party Agreement by and among NationsBank of Texas, N.A., Red Canyon at Palomino Park LLC, Wellsford Park Highlands Corp. and ERP Operating Limited Partnership dated May 30, 1997, relating to Red Canyon. ****

               -----------  ---------------------------

              10.501  First Amendment to the Limited Liability Company Operating
                    Agreement of WWG, dated as of December 21, 2000, among WHWEL Real Estate Limited Partnership, Wellsford Commercial Properties Trust, WXI/WWG Realty, L.L.C., Holding Co. and WP Commercial, L.L.C., dated as of May 28, 1999 (excluding exhibits and schedules). @@@@@@
              10.6 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park.
                    *
              10.7 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000. **
              10.8 Letter of Credit Reimbursement Agreement, dated as of December 1, 1995, between PPPIC, Wellsford Residential Property Trust and Dresdner Bank AG, New York Branch. **
              10.9 First Amendment to Letter of Credit Reimbursement Agreement, dated as of May 30, 1997, between PPPIC, Wellsford Residential Property Trust, Dresdner Bank AG, New York Branch and the Company. ****
              10.10 Amendment  to  Wellsford   Reimbursement  Agreement  by  and
                    between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
              10.11 Assignment   and   Assumption   Agreement   by  and  between
                    Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
              10.12 Credit Enhancement  Agreement by and between the Company and
                    ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
              10.13 Reimbursement and  Indemnification  Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
              10.14 Guaranty  by  ERP  Operating  Limited  Partnership  for  the
                    benefit of Dresdner Bank AG, New York Branch, dated as of May 30, 1997, relating to Palomino Park. ****
              10.15 Amended and Restated  Promissory  Note of the Company to the
                    order of Dresdner Bank AG, New York Branch, dated May 30, 1997, relating to Palomino Park. ****
              10.16 Common Stock and Preferred  Stock Purchase  Agreement by and
                    between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
              10.17 Registration  Rights  Agreement  by and  between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
              10.18 Credit  Agreement,  dated as of April 25, 1997, by and among
                    Park Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, Other Banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue. **
              10.19 Assignment  of  Member's  Interest,  dated as of  April  25,
                    1997, by PAFC Management, Inc. and Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company,
                    LLC). **

               -----------  ---------------------------

              10.20 Assignment  of  Member's  Interest,  dated as of  April  25,
                    1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue, LLC). **
              10.21 Stock  Pledge  Agreement,  dated as of April  25,  1997,  by
                    Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation). **
              10.22 Stock  Pledge  Agreement,  dated as of April  25,  1997,  by
                    Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.). **
              10.23 Stock  Pledge  Agreement,  dated as of April  25,  1997,  by
                    Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.). **
              10.24 Conditional  Guaranty of Payment and  Performance,  dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue. **
              10.25 Cash  Collateral  Account  Security,  Pledge and  Assignment
                    Agreement, dated as of April 25, 1997, by and among 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue. **
              10.26 Recognition  Agreement,  dated as of April 25, 1997,  by and among The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue. **
              10.27 Intercreditor  Agreement,   dated  as  of  April  25,  1997,
                    between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue. **
              10.28 Assignment  and Acceptance  Agreement,  dated June 19, 1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue. ****
              10.29 Revolving   Credit  Agreement  by  and  among  the  Company,
                    BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997. ****
              10.30 Agreement   Regarding   Common  Stock  and  Preferred  Stock
                    Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent. ****
              10.31 Assignment of Common Stock  Agreements,  dated as of May 30,
                    1997, between the Company and BankBoston, as agent. ****
              10.32 Collateral  Assignment  of  Documents,   Rights  and  Claims
                    (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent. ****
              10.33 First Amended and Restated Loan Agreement,  dated as of July
                    16, 1998 (the "First Amended and Restated Loan Agreement"), among Wellsford/Whitehall Holdings, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent.
                    ++
              10.34 Form of  promissory  note  payable  to the  order  of  eight lenders by Wellsford/Whitehall Properties, L.L.C. under the First Amended and Restated Loan Agreement. ++

               -----------  ---------------------------

              10.35 Amended and Restated  Assignment of Member's  Interest under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C. to BankBoston, as Agent. ++
              10.36 Amended and Restated  Cash  Collateral  Agreement  under the
                    First Amended and Restated Loan Agreement, dated as of July 16, 1998, by and among Wellsford/Whitehall Holdings, L.L.C., WASH Manager L.L.C., Wells Avenue Holdings L.L.C. and BankBoston, as Agent. ++
              10.37 Indemnity  Agreement Regarding Hazardous Materials under the
                    First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston. ++
              10.38 Conditional  Guaranty of Payment under the First Amended and
                    Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
              10.39 Indemnity  and Guaranty  Agreement  under the First  Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks. ++
              10.40 Mezzanine  Loan  Agreement,  dated as of July 16,  1998 (the
                    "Mezzanine Loan Agreement"), among Wellsford/Whitehall Holdings II, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and Other Banks, as Banks, and
                    BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent. ++
              10.41 Form  of  promissory  note  payable  to the  order  of  five lenders by Wellsford/Whitehall Properties II, L.L.C. under the Mezzanine Loan Agreement. ++
              10.42 Assignment of Member's  Interest  under the  Mezzanine  Loan
                    Agreement, dated as of July 16, 1998, between Wellsford/Whitehall Properties II, L.L.C. and BankBoston, as Agent. ++
              10.43 Indemnity  Agreement Regarding Hazardous Materials under the
                    Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston. ++
              10.44 Nomura  Conditional  Guaranty of Payment under the Mezzanine
                    Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited
                    Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++

               -----------  ---------------------------

              10.45 Conditional  Guaranty of Payment  under the  Mezzanine  Loan
                    Agreement,   dated  as  of  July  16,  1998,   by  Wellsford
                    Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited
                    Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
              10.46 Indemnity and Guaranty  Agreement  under the Mezzanine  Loan
                    Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks. ++
              10.461  First Amendment to Mezzanine Loan  Agreement,  dated as of
                    May 28, 1999 by and among Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, Wellsford Real Properties, Inc., Whitehall Street Real Estate Limited Partnership V,
                    Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII, Whitehall Street Real Estate Limited Partnership VIII, Wells Avenue Holdings, L.L.C., Wash Manager L.L.C., BankBoston, N.A., Goldman Sachs Mortgage Company, BHF-Bank Aktiengesellschaft, Morgan Stanley Senior Funding Inc., and PAM Capital Funding LP. +++
              10.462   Contribution  Agreement,  dated as of February  12, 1998,
                    among Saracen Properties, Inc., Saraceno Holding Trust General Partnership, Dominic J. Saraceno, 150 Wells Avenue Realty Trust, River Park Realty Trust, Seventy Wells Avenue LLC, Newton Acquisition LLC I, Saracen Portland L.L.C., KSA Newton Acquisition Limited Partnership II and KSA Newton Limited Partnership I, as Contributor, and Wellsford/Whitehall Properties, L.L.C., as Contributee. @@@@
              10.47 $50 million Revolving Credit Agreement,  dated as of January
                    12, 1999, among Wellsford Finance, Inc., as Borrower, and BankBoston and Other Banks, as Lender, and BankBoston, as Agent. ++
              10.48 $50  million   promissory  note,  dated  January  12,  1999,
                    payable to BankBoston by Wellsford Finance, Inc. ++
              10.49 Collateral  Assignment  of  Documents,  Rights  and  Claims,
                    dated January 12, 1999, from Wellsford Finance, Inc. to BankBoston, as Agent. ++
              10.50 Limited   Liability    Company   Operating    Agreement   of
                    Wellsford/Whitehall Group, L.L.C., dated as of May 28, 1999.
                    +++
              10.51 Letter  Agreement,  dated as of July 16,  1998,  between the
                    Company and WHWEL Real Estate Limited Partnership, relating to warrants to be issued to WHWEL Real Estate Limited Partnership. ++
              10.52 Fixed Rate Loan Agreement,  dated as of August 11, 1998 (the
                    "Fixed Rate Loan Agreement"), by and among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, as Agent, and Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders. ++
              10.53 $15 million  promissory note, dated August 11, 1998, payable to the order of Wellsford Capital by First Union Real Estate Equity and Mortgage Investments under the Fixed Rate Loan Agreement. ++
              10.54 First  Amendment of Fixed Rate Loan  Agreement,  dated as of
                    January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent. ++

               -----------  ---------------------------

              10.55 Letter dated January 8, 1999,  among First Union Real Estate
                    Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent. ++
              10.56 Revolving  Credit  Agreement  for $70  million,  dated as of
                    August 28, 1997, between AP-Anaheim LLC, AP-Arlington LLC, AP-Atlantic LLC, AP-Cityview LLC, AP-Farrell Ramon LLC, AP-Palmdale LLC, AP-Redlands LLC, AP-Victoria LLC, AP-Victorville LLC, and AP-Sierra LLC, each a California limited liability company (collectively, the "Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender. @
              10.57 Amendment to Revolving Credit  Agreement,  dated as of April
                    6, 1998, by AP-Diamond Bar LLC, AP-Edinger LLC, AP- Glendora LLC, AP- Anaheim LLC, AP- Arlington LLC, AP- Atlantic LLC, AP- Cityview LLC, AP- Redlands LLC, AP- Palmdale LLC, AP-Farrell Ramon LLC, AP- Sierra LLC, AP- Victoria LLC and AP-Victorville LLC (collectively, the "Amended Abbey Affiliates"), as Borrower, and Morgan Guaranty Trust Company of New York, as Lender. ++
              10.58 Loan Participation  Agreement,  dated as of August 28, 1997, between Morgan Guaranty Trust Company of New York and the Company. +
              10.59 First Amendment to Loan Participation Agreement, dated as of
                    April 7, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital. ++
              10.60 $70 million promissory note (the "Promissory  Note"),  dated
                    August 28, 1997, payable to the order of Morgan Guaranty Trust Company of New York by the Abbey Affiliates. @
              10.61 Amendment  to  Promissory  Note,  dated as of April 6, 1998, between the Amended Abbey Affiliates and Morgan Guaranty Trust Company of New York. ++
              10.62 Purchase  and  Sale  Agreement,  dated as of  September  18,
                    1997, among the Company, Wellsford Capital Corporation and Whitehall Street Real Estate Limited Partnership VII. @@
              10.63 First Amended and Restated  Master Credit  Agreement,  dated
                    December 30, 1997, effective as of July 31, 1997, among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., and BankBoston, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Other Banks, and BankBoston, as Managing Agent and Syndication Agent. +
              10.64 Intercreditor Agreement,  dated December 30, 1997, effective as of July 31, 1997, by and between BankBoston, Morgan Stanley Senior Funding, Inc. and the Other Lenders, relating to Woodlands. +
              10.65 $4,186,991.87  Commercial  Company  Second Secured Term Loan
                    Note, dated December 30, 1997, payable to the order of the Company by The Woodlands Commercial Properties Company, L.P. and The Woodlands Land Development Company, L.P. +
              10.66 $10,813,008.13  Land Company  Second Secured Term Loan Note,
                    dated December 30, 1997, payable to the order of the Company by The Woodlands Land Development Company, L.P. and The Woodlands Commercial Properties Company, L.P. +
              10.67 Revolving  Credit  Agreement,  dated as of March  28,  1998, among Safeguard Capital Fund, L.P., as Borrower, and Morgan Guaranty Trust Company of New York, as Lender. ++

               -----------  ---------------------------

              10.68 $90 million  promissory note, dated March 28, 1998,  payable to Morgan Guaranty Trust Company of New York by Safeguard Capital Fund, L.P. ++
              10.69 Loan Participation Agreement,  dated as of December 1, 1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital. ++
              10.70 Program Agreement for Clairborne  Investors Mortgage Program
                    between Creamer Realty Consultants and The Prudential Investment Corporation, dated as of December 10, 1997. +
              10.71 Amended  and  Restated  General  Partnership   Agreement  of
                    Creamer Realty Consultants, dated as of January 1, 1998, by and between Wellsford CRC Holding Corp. and FGC Realty Consultants, Inc. +
              10.72 Limited  Liability  Company  Operating  Agreement of Creamer
                    Vitale Wellsford, L.L.C., dated as of January 20, 1998, by and between Wellsford CRC Holding Corp. and SX Advisors, LLC. +
              10.73 Loan  Agreement,  dated as of  February  27,  1998,  between
                    Wellsford Sonterra L.L.C., as Borrower, and Nationsbank, N.A., as Lender. +
              10.74 $16,400,000   promissory  note,  dated  February  27,  1998,
                    payable to the order of NationsBank, N.A., by Wellsford Sonterra, L.L.C. +
              10.75 Deed of Trust,  Assignment  of Leases and Rents and Security
                    Agreement, dated February 27, 1998 by Wellsford Sonterra, L.L.C. in favor of NationsBank, N.A. +
              10.76 $34,500,000  Multifamily  Note,  dated  December  24,  1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C. +
              10.77 Multifamily Deed of Trust,  Assignment of Rents and Security
                    Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation. +
              10.78 $28  million  secured  promissory  note,  dated  October 22,
                    1998, payable to the order of Lehman Brothers Holdings Inc. by Wellsford Capital Properties, L.L.C. ++
              10.79 Conditional  Guarantee,  dated as of October  22,  1998,  by
                    Wellsford  Capital in favor of Lehman Brothers Holdings Inc.
                    ++
              10.80 Mortgage  and  Security  Agreement,  dated as of October 22,
                    1998, by Wellsford Capital Properties, L.L.C. to Lehman Brothers Holdings Inc. ++
              10.81 1998 Management Incentive Plan of the Company. ++
              10.82 1997 Management Incentive Plan of the Company. **
              10.83 Rollover Stock Option Plan of the Company. **
              10.84 Employment  Agreement  between  the  Company  and Jeffrey H.
                    Lynford. ****
              10.85 Employment   Agreement   between   the  Company  and  Edward
                    Lowenthal. ****
              10.86 Employment  Agreement  between  the  Company  and  David  M.
                    Strong. ****
              10.87 Employment  Agreement  between  the Company and Rodney F. Du
                    Bois. +++
              10.88 Employment  Agreement  between  the  Company  and  James  J.
                    Burns. +++
              10.89 Certificate  of Trust of WRP  Convertible  Trust I, as filed with the Secretary of State of the State of Delaware on May 5, 2000. @@@@@
              10.90 Declaration  of Trust of WRP  Convertible  Trust I, dated as of May 5, 2000, by and among Rodney F. Du Bois and James J. Burns as Regular Trustees, Wilmington Trust Company as both Delaware Trustee and Institutional Trustee and Wellsford Real Properties, Inc., as Sponsor. @@@@@
              10.91 Indenture   for  8.25%   Convertible   Junior   Subordinated
                    Debentures, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. @@@@@

               -----------  ---------------------------

              10.92 Preferred Securities Purchase Agreement,  dated as of May 5,
                    2000, by and among Wellsford Real Properties, Inc., WRP Convertible Trust I and ERP Operating Limited Partnership. @@@@@
              10.93 Preferred Securities Guarantee,  dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. @@@@@
              10.94 Common  Securities  Guarantee,  dated as of May 5, 2000,  by
                    Wellsford Real Properties, Inc. @@@@@
              10.95 Amendment to Registration Rights Agreement,  dated as of May
                    5, 2000, by and between Wellsford Real Properties, Inc. and ERP Operating Limited Partnership. @@@@@
              10.96 Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000. @@@@@
              10.97 Amended and Restated Revolving Credit Agreement, dated as of
                    June 28, 2000, among Wellsford Finance, LLC, as Borrower and Fleet National Bank and other lenders which may become parties to this agreement, as Lenders and Fleet National Bank, as Agent. #
              10.98 Bond Pledge and  Security  Agreement,  dated June 16,  2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Pledgor, Commerzbank AG, as Bank, and United States Trust Company of New York, as Bond Trustee. #
              10.99 Letter of Credit  Reimbursement  Agreement,  dated  June 16,
                    2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Account Parties, and Commerzbank AG, as Bank. #
              10.100  Unconditional  Guaranty of Payment and Performance,  dated
                    June 28, 2000, between Wellsford Real Properties, Inc., as Guarantor, and Fleet National Bank, as Lender. #
              10.101  Promissory  Note, dated June 16, 2000,  between  Wellsford
                    Real Properties, Inc. and Commerzbank AG. #
              10.102   Letter  Agreement  dated  September  30,  2000,   between
                    Wellsford Real Properties, Inc. and Creamer Vitale Wellsford L.L.C. relating to the sale and subsequent assignment of SX Advisors, LLC's interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
              10.103  Assignment of Membership Interest,  dated as of October 1,
                    2000, between SX Advisors, LLC and Wellsford Fordham Tower, L.L.C., whereby SX Advisors, LLC assigned its interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
              10.104  Memorandum of Understanding, dated October 25, 2000, among
                    Wellsford Real Properties, Inc., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, WXI/WWG Realty, L.L.C. and W/W Group Holdings, L.L.C., relating to Wellsford/Whitehall Group, L.L.C. ##
              10.105   Purchase  and Sale  Agreement  dated as of May 31,  2000,
                    between Wellsford Sonterra LLC and Thayer Residential, Inc. for the sale of the Sonterra at Williams Centre Apartments in Tucson, Arizona.
              10.106  Loan  Agreement  dated as of December  20,  2000,  between
                    Silver Mesa at Palomino Park LLC and KeyBank National Association.
              10.107  $32,000,000 Promissory Note dated as of December 20, 2000, payable to KeyBank National Association by Silver Mesa at Palomino Park LLC.

               -----------  ---------------------------

              10.108  Guaranty dated December 20, 2000, by Wellsford Capital for the benefit of KeyBank National Association.
              10.109   Sale-Purchase  Agreement  and Joint  Escrow  Instructions
                    dated as of December 8, 2000, between Wellsford Capital Properties, L.L.C. and Dial Advisory Group, Inc. for the sale of properties located at 1651 Sixteenth Street and 900 Colorado Avenue, Santa Monica, California.
              10.110   Sale-Purchase  Agreement  dated as of  December  4, 2000,
                    between Wellsford Capital Properties, L.L.C. and CRC Communities, Inc. for the sale of 501 Hoes Lane, Piscataway, New Jersey.
              10.111   Sale-Purchase  Agreement  dated as of November  27, 2000,
                    between Wellsford Capital Properties, L.L.C. and Windswept Development, LLC for the sale of the Bradford Plaza Shopping Center, West Chester, Pennsylvania.
              21.1  Subsidiaries of the Registrant.
              99.1 "Risk Factors" section of the Company's Registration Statement on Form S-11 (file no. 333-32445), as may be amended.

----------

*    Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
**** Previously filed as an exhibit to the Form S-11 filed on July 30, 1997. *****Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on
     November 14, 1997.
@    Previously filed as an exhibit to the Form 8-K filed on September 11, 1997.
@@   Previously filed as an exhibit to the Form 8-K filed on September 23, 1997.
@@@  Wellsford  acquired  its  interest  in  a  number  of  these  documents  by assignment.
@@@@ Previously filed as an exhibit to the Form 8-K filed on April 28, 1998. @@@@@ Previously filed as an exhibit to the Form 8-K filed on May 11, 2000. @@@@@@ Previously filed as an exhibit to the Form 8-K filed on January 11, 2001.
+    Previously filed as an exhibit to the Form 10-K filed on March 31, 1998.
++   Previously filed as an exhibit to the Form 10-K filed on March 31, 1999.
+++  Previously filed as an exhibit to the Form 10-K filed on March 29, 2000.
#    Previously filed as an exhibit to the Form 10-Q filed on August 2, 2000.
##   Previously filed as an exhibit to the Form 10-Q filed on November 3, 2000.

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

               WELLSFORD REAL PROPERTIES, INC.

                         By: /s/ James J. Burns
                             -------------------------------
                             James J. Burns
                             Senior Vice President, Chief Financial Officer

                         By: /s/ Mark P. Cantaluppi
                             -------------------------------
                             Mark P. Cantaluppi
                             Vice President, Chief Accounting Officer

Dated: March 14, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          NAME                                 TITLE                                DATE
          ----                                 -----                                ----
/s/ Jeffrey H. Lynford       Chairman of the Board, Secretary and Director      March 14, 2001
--------------------------
Jeffrey H. Lynford

/s/ Edward Lowenthal         President, Chief Executive Officer and Director    March 14, 2001
--------------------------   (Principal Executive Officer)
Edward Lowenthal

/s/ Rodney F. Du Bois        Vice Chairman and Director                         March 14, 2001
--------------------------
Rodney F. Du Bois

/s/ Martin Bernstein         Director                                           March 14, 2001
--------------------------
Martin Bernstein

/s/ Douglas Crocker II       Director                                           March 14, 2001
--------------------------
Douglas Crocker II

/s/ Richard S. Frary         Director                                           March 14, 2001
--------------------------
Richard S. Frary

/s/ Meyer S. Frucher         Director                                           March 14, 2001
--------------------------
Meyer S. Frucher

                                                                                March 14, 2001
/s/ Mark S. Germain          Director
--------------------------
Mark S. Germain


EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of subsidiaries of the registrant with the respective state of organization as of December 31, 2000:

                              SUBSIDIARY                         STATE
                              ----------                         -----
            Wellsford Real Properties, Inc.................    Maryland
            Wellsford Capital..............................    Maryland
            Wellsford Capital Properties, L.L.C............    Delaware
            Wellsford Finance, Inc.........................    Maryland
            Wellsford Finance, L.L.C.......................    Delaware
            Second Holding Company, LLC....................    Delaware
            Belford Capital Management, L.L.C..............    Delaware
            Belford Capital Group, L.L.C...................    Delaware
            BPC Company, L.L.C.............................    Delaware
            Wellsford CRC Holding Corp.....................    Maryland
            Clairborne Fordham Tower, LLC..................    Delaware
            Creamer Vitale Wellsford L.L.C.................    Delaware
            Wellsford Sonterra L.L.C.......................    Arizona
            Wellsford Park Highlands Corp..................    Colorado
            Park at Highlands L.L.C........................    Colorado
            Red Canyon at Palomino Park L.L.C..............    Colorado
            Silver Mesa at Palomino Park L.L.C.............    Colorado
            Green River at Palomino Park L.L.C.............    Colorado
            Gold Peak at Palomino Park L.L.C...............    Colorado
            Palomino Park Telecom L.L.C....................    Colorado
            Parkside Cafe at Palomino Park, Inc............    Colorado
            Wellsford Commercial Properties Trust..........    Maryland
            Wellsford/Whitehall Group, L.L.C...............    Delaware
            Wellsford Ventures, Inc........................    Maryland

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     PAGE NO. IN
                                                                      FORM 10-K
                                                                      ---------

Report of Independent Auditors...........................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............F-4

Consolidated Statements of Income
         for the Years Ended December 31, 2000, 1999 and 1998............F-5

Consolidated Statements of Changes in Shareholders' Equity
         for the Years Ended December 31, 2000, 1999 and 1998............F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2000, 1999 and 1998............F-7

Notes to Consolidated Financial Statements...............................F-8

Wellsford/Whitehall Group, L.L.C. Consolidated Financial
         Statements and Notes ...........................................F-41


FINANCIAL STATEMENT SCHEDULES

III - Real Estate and Accumulated Depreciation...........................S-1

IV - Mortgage Loans on Real Estate.......................................S-3


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

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Wellsford Real Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Second Holding Company, LLC, a 51% owned joint venture of the Company, for which the Company's net investment is $27,867,597 as of December 31, 2000 and equity in earnings of $1,431,835 for the year then ended. These statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the data included for the Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 14, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Managers
Second Holding Company, LLC:

We have audited the consolidated balance sheet of Second Holding Company, LLC and subsidiaries as of December 31, 2000, and the related consolidated statements of income, members' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Second Holding Company, LLC and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois
February 21, 2001

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                                      ------------
                                                                  2000             1999
                                                                  ----             ----
ASSETS
Real estate assets, at cost:
   Land .................................................    $  17,519,701     $  18,813,000
   Buildings and improvements ...........................      110,405,567       116,605,231
                                                             -------------     -------------
                                                               127,925,268       135,418,231
   Less:
      Accumulated depreciation ..........................       (8,248,184)       (6,584,328)
      Impairment reserve relating to assets held for sale       (4,725,000)               --
                                                             -------------     -------------
                                                               114,952,084       128,833,903
   Residential units available for sale .................       21,849,581                --
   Construction in progress .............................       22,229,368        30,747,867
                                                             -------------     -------------
                                                               159,031,033       159,581,770
Notes receivable ........................................       37,824,291        37,259,587
Investment in joint ventures ............................      120,969,017       114,390,298
                                                             -------------     -------------
Total real estate assets ................................      317,824,341       311,231,655
Cash and cash equivalents ...............................       36,368,706        34,739,866
Restricted cash .........................................        9,921,506         8,467,092
Prepaid and other assets ................................       11,655,024        11,892,713
                                                             -------------     -------------
Total assets ............................................    $ 375,769,577     $ 366,331,326
                                                             =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ...............................    $ 104,403,970     $ 119,314,929
   Credit facility ......................................       12,000,000                --
   Accrued expenses and other liabilities ...............       15,152,759        13,891,212
                                                             -------------     -------------
Total liabilities .......................................      131,556,729       133,206,141
                                                             -------------     -------------
Company-obligated,  mandatorily redeemable,
   convertible preferred securities of WRP
   Convertible Trust I, holding solely 8.25%
   junior subordinated  debentures of Wellsford
   Real Properties, Inc. ("Convertible Trust
   Preferred Securities") ...............................       25,000,000                --
Minority interest .......................................        3,230,499         3,433,972

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
      $.01 par value per share, 2,000,000 shares
      authorized, no shares issued and outstanding ......               --                --
   Common stock, 98,825,000 shares authorized,
      $.02 par value per share - 8,180,475 and
      9,441,247 issued and outstanding ..................          163,610           188,825
   Class A-1 common stock, 175,000 shares authorized,
      $.02 par value per share - 169,903 shares
      issued and outstanding ............................            3,398             3,398
   Paid in capital in excess of par value ...............      196,282,360       215,674,726
   Retained earnings ....................................       26,714,120        20,246,075
   Deferred compensation ................................       (1,788,005)       (1,861,677)
   Treasury stock, 257,935 and 208,380 shares ...........       (5,393,134)       (4,560,134)
                                                             -------------     -------------
   Total shareholders' equity ...........................      215,982,349       229,691,213
                                                             -------------     -------------
   Total liabilities and shareholders' equity ...........    $ 375,769,577     $ 366,331,326
                                                             =============     =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                   2000            1999             1998
                                                                   ----            ----             ----
REVENUES
   Rental ...............................................    $ 18,681,250     $ 17,874,272     $ 13,126,974
   Interest .............................................       6,256,739       12,295,771       12,888,607
   Fee ..................................................          85,800               --               --
                                                             ------------     ------------     ------------
      Total revenues ....................................      25,023,789       30,170,043       26,015,581
                                                             ------------     ------------     ------------
EXPENSES
   Property operating and maintenance ...................       4,351,150        4,027,842        2,786,839
   Real estate taxes ....................................       1,609,649        1,545,822        1,201,051
   Depreciation and amortization ........................       4,967,821        6,154,549        3,157,129
   Property management ..................................         798,761          673,726          498,596
   Interest .............................................       7,076,122        9,398,630        4,599,309
   General and administrative ...........................       6,777,168        7,125,876        5,062,895
                                                             ------------     ------------     ------------
      Total expenses ....................................      25,580,671       28,926,445       17,305,819
Gain on sale of assets, net of impairment
     provision of $4,725,000 in 2000 ....................       6,134,851               --          138,770
Income from joint ventures ..............................       3,246,758        9,621,952        3,523,072
                                                             ------------     ------------     ------------
Income before minority interest, income taxes
     and accrued distributions and amortization
     of costs on Convertible Trust Preferred
     Securities .........................................       8,824,727       10,865,550       12,371,604
Minority interest .......................................         (66,221)         (54,749)         (77,550)
                                                             ------------     ------------     ------------
Income before taxes and accrued distributions and
     amortization of costs on Convertible Trust
     Preferred Securities ...............................       8,758,506       10,810,801       12,294,054
Income tax expense ......................................       1,430,000        1,950,000        2,850,298
                                                             ------------     ------------     ------------
Income before accrued distributions and amortization
     of costs on Convertible Trust Preferred Securities .       7,328,506        8,860,801        9,443,756
Accrued distributions and amortization of costs on
     Convertible Trust Preferred Securities, net of
     income tax benefit of $510,000 .....................         860,461               --               --
                                                             ------------     ------------     ------------
Net income ..............................................    $  6,468,045     $  8,860,801     $  9,443,756
                                                             ============     ============     ============
Net income per common share, basic ......................    $       0.76     $       0.86     $       0.95
                                                             ============     ============     ============
Net income per common share, diluted ....................    $       0.76     $       0.86     $       0.93
                                                             ============     ============     ============
Weighted average number of common shares outstanding,
      basic .............................................       8,507,631       10,321,012        9,943,153
                                                             ============     ============     ============
Weighted average number of common shares outstanding,
      diluted ...........................................       8,516,321       10,328,744       10,189,581
                                                             ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            COMMON SHARES*                                                                TOTAL
                                            --------------             PAID-IN           RETAINED        DEFERRED      SHAREHOLDERS'
                                        SHARES          AMOUNT         CAPITAL**         EARNINGS      COMPENSATION       EQUITY
                                        ------          ------         ---------         --------      ------------       ------
BALANCE, JANUARY 1, 1998 ...........   8,498,257     $  169,965    $ 179,721,827    $   1,941,518   $    (675,014)   $ 181,158,296

Shares issued in connection with
   VLP Merger ......................   1,675,000         33,500       39,329,000               --              --       39,362,500
Issuance of warrants ...............          --             --          750,000               --              --          750,000
Director and employee share
   grants ..........................     201,949          4,039        3,471,241               --      (2,700,023)         775,257
Amortization of deferred
   compensation ....................          --             --               --               --         135,014          135,014
Net income .........................          --             --               --        9,443,756              --        9,443,756
                                       ---------     ----------    -------------    -------------   -------------    -------------

BALANCE, DECEMBER 31, 1998 .........  10,375,206        207,504      223,272,068       11,385,274      (3,240,023)     231,624,823

Director and employee share
   grants ..........................      17,306            346          334,987               --        (250,000)          85,333
Shares repurchased from former
   officer and cancellation of share
   grants ..........................     (43,115)          (862)        (853,810)              --         780,003          (74,669)
Amortization of deferred
   compensation ....................          --             --               --               --         848,343          848,343
Issuance of warrants ...............          --             --          480,992               --              --          480,992
Shares repurchased and cancelled ...    (738,247)       (14,765)     (12,119,645)              --              --      (12,134,410)
Net income .........................          --             --               --        8,860,801              --        8,860,801
                                       ---------     ----------    -------------    -------------   -------------    -------------
BALANCE, DECEMBER 31, 1999 .........   9,611,150        192,223      211,114,592       20,246,075      (1,861,677)     229,691,213

Director and employee share
   grants ..........................      57,960          1,159          911,841               --        (833,000)          80,000
Amortization of deferred
   compensation ....................          --             --               --               --         906,672          906,672
Shares repurchased and cancelled ...  (1,318,732)       (26,374)     (21,137,207)              --              --      (21,163,581)
Net income .........................          --             --               --        6,468,045              --        6,468,045
                                       ---------     ----------    -------------    -------------   -------------    -------------
BALANCE, DECEMBER 31, 2000 .........   8,350,378     $  167,008    $ 190,889,226    $  26,714,120   $  (1,788,005)   $ 215,982,349
                                       =========     ==========    =============    =============   =============    =============


*Includes 169,903 Class A-1 Common Shares.
**Net of treasury stock.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                       2000               1999               1998
                                                                       ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................    $   6,468,045     $   8,860,801     $   9,443,756
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization ....................        4,979,927         5,936,944         3,033,569
         Amortization of deferred compensation ............          906,672           848,343           135,014
         Undistributed joint venture income ...............               --          (674,788)       (3,515,359)
         Distributions received in excess of joint venture         1,493,056                --                --
           income
         Undistributed minority interest ..................           66,221            54,749            77,550
         Share grants .....................................               --                --           695,257
         Shares issued for director compensation ..........           80,000            85,333            80,000
         Gain on sale of assets, net of impairment
           provision of $4,725,000 in 2000 ................       (6,134,851)               --          (138,770)
         Changes in assets and liabilities:
            Restricted cash ...............................          506,338          (459,242)         (311,940)
            Prepaid and other assets ......................       (1,003,471)         (498,434)       (6,525,355)
            Accrued expenses and other liabilities ........        2,661,548          (297,112)        4,031,091
                                                               -------------     -------------     -------------
         Net cash provided by operating activities ........       10,023,485        13,856,594         7,004,813
                                                               -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets ......................      (39,026,039)      (18,974,593)     (125,514,325)
   Investments in joint ventures:
        Capital contributions .............................      (12,895,201)      (16,967,948)      (33,511,554)
        Returns of capital ................................        2,886,017         6,091,481                --
   Investments in notes receivable ........................      (28,833,000)      (49,295,088)      (67,230,199)
   Repayments of notes receivable .........................       32,408,296       112,741,492        55,008,523
   Proceeds from sale of joint venture investment .........        1,032,000                --                --
   Proceeds from sale of real estate assets ...............       21,650,257         7,238,329        64,132,507
                                                               -------------     -------------     -------------
        Net cash (used in) provided by investing activities      (22,777,670)       40,833,673      (107,115,048)
                                                               -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Convertible Trust Preferred Securities .....       25,000,000                --                --
   Deferred financing costs ...............................         (544,360)               --                --
   Proceeds from credit facilities ........................       12,000,000        37,000,000        86,500,000
   Repayment of credit facilities .........................               --       (54,000,000)      (77,000,000)
   Proceeds from mortgage notes payable ...................       32,000,000                --        71,400,000
   Interest reserve from mortgage note proceeds ...........       (1,960,752)
   Repayment of mortgage notes payable ....................      (30,939,713)         (861,861)         (478,210)
   Distributions to minority interest .....................           (8,569)           (1,498)          (84,730)
   Costs incurred for reverse stock split .................          (44,364)               --                --
   Repurchase of common shares ............................      (21,119,217)      (12,209,079)               --
                                                               -------------     -------------     -------------
        Net cash provided by (used in) financing
          activities ......................................       14,383,025       (30,072,438)       80,337,060
                                                               -------------     -------------     -------------
Net increase (decrease) in cash and cash equivalents ......        1,628,840        24,617,829       (19,773,175)
Cash and cash equivalents, beginning of year ..............       34,739,866        10,122,037        29,895,212
                                                               -------------     -------------     -------------
Cash and cash equivalents, end of year ....................    $  36,368,706     $  34,739,866     $  10,122,037
                                                               =============     =============     =============
SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest, including
     amounts capitalized of $2,347,000, $1,071,000
     and $803,000, respectively ...........................    $   9,044,373     $  10,410,110     $   5,017,279
                                                               =============     =============     =============
   Cash paid during the year for income taxes, net of tax
     refunds ..............................................    $    (107,095)    $   4,229,164     $   2,228,336
                                                               =============     =============     =============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Shares issued in connection with acquisition of
     commercial office properties and notes receivable ....                                        $  39,362,500
   Warrants issued in connection with joint venture
     investments ..........................................                      $     480,992     $     750,000
   Notes receivable contributed for joint venture interest                       $  24,218,113
   Note received upon sale of joint venture interest ......    $   4,128,000
   Mortgage note payable assumed upon sale of real estate
     asset ................................................    $  15,971,245


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   REVERSE STOCK SPLIT

     On June 9, 2000, shareholders of Wellsford Real Properties, Inc., a Maryland corporation, approved a reverse stock split whereby every two outstanding shares of common stock and class A-1 common stock were converted into one share of outstanding common stock and class A-1 common stock. The par value of both classes of stock increased from $0.01 per share to $0.02 per share and the number of authorized shares was halved from 197,650,000 to 98,825,000 for common shares and from 350,000 to 175,000 for class A-1 common shares. The reverse split was effective for trading beginning June 12, 2000. Resulting fractional shares were redeemed for cash.

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

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and other equity activities through the Wellsford Capital SBU; and (iii) property development and land operations through the Wellsford Development SBU.

     In December 2000, the Company and various entities affiliated with the Whitehall Funds, private real estate funds sponsored by Goldman, Sachs & Co. ("Whitehall"), executed definitive agreements modifying the terms of the Wellsford/Whitehall joint venture effective January 1, 2001 (the "Amendments"). The key features of the Amendments provide for the Company to retain its economic interest in Wellsford/Whitehall, while an affiliate of Whitehall will become responsible for day-to-day operations. The Company will maintain its current membership on Wellsford/Whitehall's management committee and must agree to specified "Major Decisions." Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's stock, which had previously been issued to Whitehall, were returned and cancelled. Whitehall has also agreed to pay the Company certain specified fees when Wellsford/Whitehall assets are sold as well as when certain new assets are acquired by Whitehall affiliates in a newly formed entity.

     See Note 13 for additional information regarding the Company's industry segments.

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

     Depreciation and amortization expense was approximately $4,968,000, $6,155,000 and $3,157,000 in 2000, 1999 and 1998, respectively, and included approximately $664,000, $1,510,000 and $390,000 of amortization of certain costs capitalized to the Company's Investment in Joint Ventures in 2000, 1999 and 1998, respectively.

     The Company reviews its real estate assets and investments in joint ventures (collectively its "long-lived assets") for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 2000, the Company made the strategic decision to sell the seven assets which were originally acquired as part of the 1998 merger with Value Property Trust ("VLP"). The Company sold one asset in December 2000 and two other properties during January 2001. The Company has determined that the aggregate carrying amount of the assets sold in 2001 and the four other assets which remain available for sale is less than the amounts expected to be ultimately realized upon sale, less selling expenses. The Company anticipates selling the remaining four properties during 2001. Accordingly, the Company has recorded an impairment provision of $4,725,000 which is reflected in the accompanying consolidated statements of income as an offset to the gain on the property sold in December 2000 of approximately $4,943,000. The Company will not record depreciation expense in 2001 related to these assets.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     During the year ended December 31, 1999, the Company determined that one of its joint venture investments, Creamer Vitale Wellsford, L.L.C. ("CVW") was impaired due to lower than expected operating results and accordingly wrote the asset down by approximately $912,000 to its then estimated fair value by recording additional depreciation and amortization expense in the accompanying consolidated financial statements. Fair value was based on estimated future cash flows to be generated by the long-lived asset, discounted at a market rate. In September 2000, the Company recorded additional depreciation and amortization expense of $145,000 as one of the two principals left CVW to pursue other employment and the venture was terminated. There were no such impairment provisions recorded during the year ended December 31, 1998.

     REAL  ESTATE  -  RESIDENTIAL   UNITS  AVAILABLE  FOR  SALE.  The  Company's
     residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the cost of each unit will be charged to cost of sales based upon its relative sales value.

     DEFERRED FINANCING COSTS. Deferred financing costs consist of costs incurred to obtain financing or financing commitments including the issuance of the Convertible Trust Preferred Securities. Such costs are amortized over the expected term of the respective agreements.

     MORTGAGE NOTE RECEIVABLE IMPAIRMENT. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral. No impairment has been recorded during the years ended December 31, 2000, 1999 and 1998.

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

     INCOME TAXES. The Company accounts for income taxes under SFAS 109 "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PER SHARE DATA. Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options, warrants and Convertible Trust Preferred Securities.

     The following table details the computation of earnings per share, basic and diluted:


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                    2000           1999           1998
                                                                    ----           ----           ----

Numerator for net income per common share, basic and diluted    $ 6,468,045    $ 8,860,801    $ 9,443,756
                                                                ===========    ===========    ===========
Denominator:
   Denominator for net income per common share, basic--
        Weighted average common shares .....................      8,507,631     10,321,012      9,943,153
   Effect of dilutive securities:
        Employee stock options .............................          8,690          7,732         97,925
        Convertible Trust Preferred Securities .............             --             --             --
        Warrants ...........................................             --             --        148,503
                                                                -----------    -----------    -----------
   Denominator for net income per common share, diluted--
        Weighted average common shares .....................      8,516,321     10,328,744     10,189,581
                                                                ===========    ===========    ===========
Net income per common share, basic .........................    $      0.76    $      0.86    $      0.95
                                                                ===========    ===========    ===========
Net income per common share, diluted .......................    $      0.76    $      0.86    $      0.93
                                                                ===========    ===========    ===========


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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, SFAS No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. In June1999, SFAS No. 137--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 (AN AMENDMENT OF FASB STATEMENT NO. 133) was issued. SFAS No. 137 extended the required date of adoption of SFAS No. 133 to the fiscal year beginning June 15, 2000. Although SFAS No. 137 permits early adoption, the Company will adopt SFAS No. 133 effective January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its results of operations or financial position.

     RECLASSIFICATION. Amounts in certain accounts have been reclassified to conform to the current year presentation.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.   RESTRICTED CASH

     Restricted cash primarily consists of deferred compensation arrangement deposits and debt service and construction reserve balances. At December 31, 2000 and 1999, deferred compensation arrangement deposits amounted to approximately $7,009,000 and $6,335,000, respectively, and reserve balances amounted to approximately $2,913,000 and $2,132,000, respectively. Deferred compensation arrangement deposits are made solely by, and at the discretion of, the Company's officers and employees who participate in the plan.

5.   NOTES RECEIVABLE

     At December 31, 2000 and 1999, notes receivable consisted of the following:


                                                                                     BALANCE AT DECEMBER 31,
                                 STATED                              PAYMENT         -----------------------
  NOTES RECEIVABLE (A)       INTEREST RATE    MATURITY DATE           TERMS            2000           1999
  --------------------       -------------    -------------           -----            ----           ----
277 Park Loan ...........           12.00%    May 2007            Interest only    $25,000,000    $25,000,000
Patriot Loan ............    LIBOR + 4.75%    July 2002           Interest only      5,000,000      5,000,000
Guggenheim ..............            8.25%    December 2005       (C)                4,128,000             --
Safeguard Credit Facility    LIBOR + 4.00%    April 2001 (B)      Interest only      2,900,000      2,900,000
Abbey Credit Facility ...    LIBOR + 4.00%    September 2000      Interest only             --      4,251,486
Other ...................    Various          Various             Various              796,291        108,101
                                                                                   -----------    -----------
                                                                                   $37,824,291    $37,259,587
                                                                                   ===========    ===========

----------

(A) For additional information regarding notes receivable, see Footnote 13, "Segment Information, Debt and Equity Investments."
(B) On January 30, 2001, the outstanding balance of $2,900,000 was paid in full and the Safeguard Credit Facility was terminated.
(C) Provides for annual principal paydowns and interest from the sale of equity interests in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire").



6.   DEBT

     At December 31, 2000 and 1999, the Company's debt consisted of the following:


                                                                                       BALANCE AT DECEMBER 31,
                                                                                       -----------------------
               DEBT/PROJECT                  MATURITY DATE   STATED INTEREST RATE       2000           1999
               ------------                  -------------   --------------------       ----           ----
WRP Bank Facility .......................    May 2000         LIBOR + 1.75% (A)    $         --    $         --
Wellsford Finance Facility ..............    January 2002     LIBOR + 2.75% (A)      12,000,000              --
                                                                                   ------------    ------------
Total credit facility ...................                                            12,000,000              --
                                                                                   ------------    ------------
Palomino Park Bonds (B) .................    December 2035    Variable (C)           12,680,000      14,755,000
Blue Ridge Mortgage .....................    January 2008     6.92% (D)              33,354,235      33,762,791
Red Canyon Mortgage .....................    December 2008    6.68% (D)              26,369,735      26,683,184
Silver Mesa Conversion Loan .............    December 2003    LIBOR + 2.00% (A)      32,000,000              --
Wellsford Capital Mortgage (E) ..........    October 2001     LIBOR + 2.75% (A)              --      28,000,000
Sonterra Mortgage (F) ...................    March 2008       6.87% (D)                      --      16,113,954
                                                                                   ------------    ------------
Total mortgage notes payable ............                                           104,403,970     119,314,929
                                                                                   ------------    ------------
Total debt ..............................                                          $116,403,970    $119,314,929
                                                                                   ============    ============
Carrying amount of real estate assets
   collateralizing mortgage notes payable                                          $135,448,371    $159,581,770
                                                                                   ============    ============

----------

(A) Applicable LIBOR rates approximated 6.82% and 6.30% at December 31, 2000 and 1999, respectively.
(B)  Mortgage secures tax-exempt bonds.
(C) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (average rate for 2000 was approximately 4.15%).
(D)  Principal payments are made based on a 30-year amortization schedule.
(E) Repaid in December 2000. Secured by the original seven properties acquired in the VLP Merger.
(F) The Sonterra property was sold in November 2000 and the mortgage was assumed by the buyer.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     DEBT (CONTINUED)

     In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. The Company will incur an annual fee of approximately $142,000 related to this enhancement and paid an origination fee of approximately $158,000 upon closing. The letter of credit agreement provides for the Company to meet certain financial operating and balance sheet covenants. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit. The Company incurred aggregate fees of $392,000 and $246,000 for the years ended December 31, 2000 and 1999 respectively, related to all of the credit enhancements for the Palomino Park Bonds.

     In November 2000, in conjunction with the conversion of the Silver Mesa phase to a condominium project, the Company made a repayment of $2,075,000 of bond principal.

     In May 1997, the Company obtained a $50,000,000 two-year line of credit (extendable for one year) from Fleet National Bank and Morgan Guaranty Trust Company of New York (the "WRP Bank Facility"). The WRP Bank Facility was secured by a capital contribution commitment and a $25,000,000 note receivable. In May 1999, the Company modified the WRP Bank Facility to extend the maturity date to May 2000. The modified WRP Bank Facility bore interest at LIBOR + 1.75% per annum and the Company paid a fee equal to three-eighths of one percent (0.375%) per annum on the average daily amount of the unused portion of the WRP Bank Facility until maturity. Prior to the modification, the Company was obligated to pay a fee equal to one-quarter of one percent (0.25%) per annum on the average daily amount of the unused portion of the WRP Bank Facility. In May 2000, the WRP Bank Facility was terminated in conjunction with a private placement of securities to EQR. The Company did not borrow funds under this facility during 2000 prior to its termination.

     In January 1999, a wholly-owned subsidiary of the Company obtained a $35,000,000 loan facility (the "Wellsford Finance Facility") from Fleet National Bank. In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,000. The Wellsford Finance Facility which is secured by a $25,000,000 note receivable, bears interest at LIBOR + 2.75% per annum and matures in January 2002. The Company paid an origination fee of $75,000 and is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. At December 31, 2000, the outstanding balance under the Wellsford Finance Facility was $12,000,000. The balance was completely repaid on January 4, 2001. This facility provides for the Company to meet certain financial operating and balance sheet covenants.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     DEBT (CONTINUED)

     The Company's long-term debt maturities for the next five years and thereafter are as follows:


                                                          SILVER MESA      WELLSFORD
                                                          CONVERSION        FINANCE
FOR THE YEARS ENDED DECEMBER 31,       MORTGAGES           LOAN (A)       FACILITY (B)           TOTAL
--------------------------------       ---------           --------       ------------           -----
2001............................     $    773,000      $   8,000,000     $  12,000,000      $  20,773,000
2002............................          827,000          8,000,000                --          8,827,000
2003............................          885,000         16,000,000                --         16,885,000
2004............................          948,000                 --                --            948,000
2005............................        1,014,000                 --                --          1,014,000
Thereafter......................       67,957,000                 --                --         67,957,000

----------

(A) Approximately 90% of sales proceeds per unit goes toward principal repayments. The Company expects such payments to exceed the above required minimum principal repayments in each year.
(B) Wellsford Finance Facility matures in January 2002; the Company repaid the outstanding balance of $12,000,000 on January 4, 2001.


     The Company capitalizes interest related to buildings and condominiums under construction and renovation to the extent such assets qualify for capitalization. Total interest capitalized on consolidated assets during the years ended December 31, 2000, 1999 and 1998 and was approximately $2,347,000, $1,071,000 and $803,000, respectively.

7.   CONVERTIBLE TRUST PREFERRED SECURITIES

     In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Convertible Trust Preferred Securities"). WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% Convertible Junior Subordinated Debentures ("Convertible Debentures"), which mature on May 4, 2022. The net proceeds from the sale of the Convertible Debentures, after transaction costs, will be used by the Company for general corporate purposes. The transactions between WRP Trust I and the Company are eliminated in the consolidated financial statements of the Company. The Company incurred approximately $450,000 of costs in connection with the issuance of the securities.

     The Convertible Trust Preferred Securities are convertible into 1,123,696 common shares at $22.248 per share and are redeemable in whole or in part by the Company on or after May 30, 2002. EQR can require redemption on or after May 30, 2012 unless the Company exercises one of its two five-year extensions (subject to an interest adjustment to the then prevailing market rates if higher than 8.25% per annum). The redemption rights are subject to certain other terms and conditions contained in the related agreements. In connection with this issuance, the Company simultaneously terminated the $50,000,000 WRP Bank Facility.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   INCOME TAXES

     The components of the income tax provision are as follows:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                    2000            1999           1998
                                    ----            ----           ----
Current federal tax ........    $ 3,005,000     $   700,000    $ 2,756,165
Current state and local tax         905,000         930,000        909,197
Deferred federal tax .......     (1,820,000)        240,000       (693,965)
Deferred state and local tax       (660,000)         80,000       (121,099)
                                -----------     -----------    -----------
                                $ 1,430,000     $ 1,950,000    $ 2,850,298
                                ===========     ===========    ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                      2000                      1999                      1998
                                                      ----                      ----                      ----
                                               AMOUNT     PERCENT         AMOUNT     PERCENT        AMOUNT    PERCENT
                                               ------     -------         ------     -------        ------    -------
Tax at U.S. statutory rate ............    $ 3,065,000     35.00%     $ 3,785,000     35.00%     $ 4,302,919     35.00%
State taxes, net of federal benefit ...        335,000      3.82%         660,000      6.11%         944,153      7.68%
State and local tax operating loss
   carryforwards, net of federal
   taxes ..............................       (175,000)    (1.99)              --        --               --        --
Change in valuation allowance, net ....     (1,742,000)   (19.89%)     (2,425,000)   (22.43%)     (2,345,007)   (19.07%)
Non-deductible/non-taxable items, net .         35,000      0.39%         (70,000)    (0.64%)         12,355      0.10%
Effect of difference in tax rate ......        (88,000)    (1.00%)             --        --          (64,122)    (0.53%)
                                           -----------     -----      -----------     -----      -----------     -----
                                           $ 1,430,000     16.33%     $ 1,950,000     18.04%     $ 2,850,298     23.18%
                                           ===========     =====      ===========     =====      ===========     =====



     The aforementioned income tax expense for 2000 is prior to the Federal, state and local tax benefit aggregating $510,000 attributable to the Convertible Trust Preferred Securities distributions and amortization.

     The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, resulting from the Company's merger with VLP in 1998. The NOLs aggregate $64,708,692 at December 31, 2000, expire in the years 2008 through 2012 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         DECEMBER 31,
                                                         ------------
                                                     2000             1999
                                                     ----             ----
Deferred Tax Assets
-------------------
Net operating loss .........................    $ 22,000,950     $ 23,927,267
Deferred compensation arrangements .........       3,193,971        2,779,540
AMT credit carryforward ....................              --          549,799
Value Property Trust asset basis differences       1,253,478               --
Other ......................................         418,558          492,914
                                                  26,866,957       27,749,520
                                                ------------     ------------
Valuation allowance ........................     (17,472,331)     (18,984,217)
                                                ------------     ------------
Total deferred tax assets ..................       9,394,626        8,765,303
                                                ------------     ------------
Deferred Tax Liabilities
------------------------
VLP asset basis differences ................              --       (1,992,584)
Palomino Park asset basis differences ......        (846,397)              --
Wellsford/Whitehall net income in excess
   of taxable income .......................      (1,874,731)      (2,179,562)
Other ......................................         (89,558)        (127,712)
                                                ------------     ------------
Total deferred tax liabilities .............      (2,810,686)      (4,299,858)
                                                ------------     ------------
Net deferred tax asset .....................    $  6,583,940     $  4,465,445
                                                ============     ============

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a $17,472,331 and $18,984,217 valuation allowance at December 31, 2000 and 1999, respectively, is necessary. The valuation allowance relates to the NOL carryforwards and the deferred compensation arrangements.

9.   TRANSACTIONS WITH AFFILIATES

     The Company earned approximately $703,000, $517,000 and $36,000 in interest income and $600,000 $600,000 and $300,000 in management fees during the years ended December 31, 2000, 1999 and 1998, respectively, from Wellsford/Whitehall. In 2000, the Company also earned approximately $86,000 of additional fees from Whitehall relating to asset acquisitions as provided for in the Amendments. Approximately $86,000 and $463,000 was due to the Company from Whitehall and Wellsford/Whitehall at December 31, 2000 and 1999, respectively.

     In September 1999, the Company purchased a commercial liability insurance policy for all of the Company's assets, through an affiliate of Whitehall. The total billings related to this policy were approximately $166,000 and $45,000 for the years ended December 31, 2000 and 1999, respectively.

     The seven VLP properties are managed by another affiliate of Whitehall. Management fees expensed during the years ended December 31, 2000, 1999 and 1998, were approximately $242,000, $140,000 and $115,000, respectively. Simultaneous with the VLP merger transaction in February 1998, the Company sold 13 of the 20 VLP properties to another affiliate of Whitehall for an aggregate of approximately $64,000,000.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     TRANSACTIONS WITH AFFILIATES (CONTINUED)

     As part of the terms of the Merger, two of the Company's executive officers are on the board of directors of EQR. In addition, the president of EQR is a member of the Company's board of directors. EQR had a 14.15% and 20% interest in the Company's residential project in Denver, Colorado at December 31, 2000 and 1999, respectively.

     The Company has direct and indirect investments in a real estate market research internet company, Reis Reports, Inc. ("Reis"), a leading provider of real estate market information to institutional investors. At December 31, 2000, the Company's aggregate investment in Reis was $6,575,000, or 22% of Reis' equity on an as converted basis. The primary shareholder of Reis is the brother of Mr. Lynford, Chairman of the Company. The Company's President was appointed to the board of directors of Reis during the third quarter of 2000. The Chairman, President and certain directors of the Company who have invested directly in Reis have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

     See Notes 6 and 13 for additional related party information.

10.  SHAREHOLDERS' EQUITY

     The Company has issued shares to executive officers and other employees through annual bonus and/or deferred compensation awards, as well as certain shares issued at the date of the Merger, pursuant to the Company's non-qualified deferred compensation plan. At December 31, 2000, an aggregate of 261,684 shares, which had an aggregate market value of approximately $5,467,000 at the respective dates of issuance, have been classified as Treasury Stock in the Company's consolidated financial statements. Such shares are held in a Rabbi Trust and are accounted for pursuant to existing accounting literature. The bonus awards vest immediately and the deferred compensation awards vest over various periods ranging from two to five years as long as the officer or employee is still employed by the Company. A summary of activity for the three years ended December 31, 2000 follows:


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------
                                                2000                       1999                        1998
                                                ----                       ----                        ----
                                        NUMBER       VALUE AT       NUMBER       VALUE AT        NUMBER     VALUE AT
                                          OF          DATE OF         OF         DATE OF           OF       DATE OF
                                        SHARES       ISSUANCE       SHARES       ISSUANCE        SHARES     ISSUANCE
                                        ------       --------       ------       --------        ------     --------
Shares issued pursuant to plan,
    January 1.................         208,380                     244,836                       46,063
Shares issued as bonus awards.              --                          --                       46,659     $  17.75
Shares issued as deferred
    compensation awards.......          53,305      $   15.69       12,941     $20.00/$17.00    152,114     $  17.75
Shares re-acquired at
    termination of employment....           --                     (39,517)    $17.75/$31.50         --
Shares released under terms of
    agreements................          (3,750)     $   20.00       (9,880)    $17.75/$31.50         --
                                       -------                     -------                      -------
Balance at December 31........         257,935                     208,380                      244,836
                                       =======                     =======                      =======
Shares vested at December 31..         147,911                     117,875                       75,580
                                       =======                     =======                      =======


     During the years ended December 31, 2000, 1999 and 1998, the Company recorded costs approximating $907,000, $848,000 and $135,000, respectively, pursuant to the issuances under the deferred compensation arrangements. Such amounts are included in General and Administrative expenses in the Company's consolidated financial statements.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SHAREHOLDERS' EQUITY (CONTINUED)

     The Company implemented two separate programs to repurchase an aggregate of 1,000,000 outstanding shares of its common stock during 1999. One program allowed the Company to repurchase common shares on the open market, while the odd-lot share program offered identified eligible shareholders owning fewer than 50 shares the opportunity to sell all of their shares back to the Company. These programs resulted in 738,247 shares being repurchased and cancelled by December 31, 1999, at an average purchase price of $16.36 per common share.

     In February 2000, the Company repurchased 1,286,816 shares of its outstanding common stock from an institutional investor for approximately $20,589,000 or $16.00 per common share. In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased. Total shares repurchased during the year ended December 31, 2000 were 1,318,732, at an average purchase price of $16.01 per share.

     In July 1999, the Company purchased 3,598 common shares at the current market price of $20.75 per share from an officer who resigned.

     The Company issued an aggregate of 4,655 and 4,365 common shares during 2000 and 1999, as part of the non-cash compensation arrangements to the non-employee members of the Company's Board of Directors, which were valued in the aggregate at approximately $80,000 and $85,000, respectively.

     In February 1998, the Company issued 1,675,000 shares of its common stock at $23.50 per share in connection with the VLP Merger.

     In prior years, the Company had issued a total of 2,202,099 warrants (including 61,984 issued during 1999), to purchase shares of common stock to certain joint venture partners, including 2,128,099 to Whitehall and 74,000 to its partners in CVW. Pursuant to the December 2000 Amendments, the Whitehall Warrants were returned and cancelled. The remaining warrants are all exercisable and expire in 2003.

     In May 2000, the Company exchanged the 169,903 shares of class A common stock held by EQR for a like number of shares of the Company's class A-1 common stock. The class A-1 common stock's par value is $0.02 per share and has rights substantially similar to the class A common stock.

     Approximately $2,712,000 of the Company's retained earnings at December 31, 2000 relates to undistributed earnings of the Company's joint venture investments. Distributions from Second Holding are limited to 48% of earnings. The balance above principally reflects this retained amount.

     The Company did not declare or distribute any dividends during 2000, 1999 or 1998.

11.  SHARE OPTION PLANS

     The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company's directors, officers and employees. The Company has established share option and management incentive plans (the "Incentive Plans") which reserved 2,538,118 common shares for issuance under the Incentive Plans. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from six months to five years, and generally contain the right to receive reload options under certain conditions.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SHARE OPTION PLANS (CONTINUED)

     The following table presents the changes in options outstanding by year, as well as other plan data:


                                                     2000                      1999                     1998
                                            ----------------------    ----------------------   -----------------------
                                                          WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                          AVERAGE                   AVERAGE                   AVERAGE
                                                          EXERCISE                  EXERCISE                  EXERCISE
                                            OPTIONS        PRICE      OPTIONS        PRICE      OPTIONS        PRICE
                                            -------        -----      -------        -----      -------        -----
Outstanding at January 1 .............     1,794,680     $   24.16   1,779,305     $   25.58   1,473,805     $   24.40
Granted ..............................        19,250         16.15     206,125         17.33     318,000         31.17
Exercised ............................            --            --          --            --          --            --
Forfeited ............................       (52,275)       (21.00)   (190,750)       (30.08)    (12,500)       (27.30)
Expired ..............................            --            --          --            --          --            --
                                           ---------                 ---------                 ---------
Outstanding at December 31 ...........     1,761,655         24.20   1,794,680         24.16   1,779,305         25.58
                                           =========                 =========                 =========
Options exercisable at December 31  ..     1,234,096     $   23.51     672,825     $   24.22     286,059     $   24.72
                                           =========     =========   =========     =========   =========     =========
Weighted average fair value of options
    granted (per  option) ............     $    9.57                $    10.28                 $   11.25
                                           =========                ==========                 =========
Weighted average remaining
    contractual life at December 31 ..     6.9 years                 7.9 years                 7.7 years


     Pursuant to SFAS 123, described in Note 2, the pro forma net income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value using the Black-Scholes option pricing model) is as follows:

     (amounts in thousands, except per share amounts)


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                         2000             1999             1998
                                                         ----             ----             ----
Net income - as reported....................         $     6,468      $     8,861       $     9,444
Expense.....................................               2,045            2,112             2,024
                                                     -----------      ----------        -----------
Net income - pro forma......................         $     4,423      $     6,749       $     7,420
                                                     ===========      ===========        ==========
Net income per common share, basic:
    As reported.............................         $      0.76      $      0.86       $      0.95
                                                     ===========      ===========        ==========
    Pro forma...............................         $      0.52      $      0.66       $      0.75
                                                     ===========      ===========        ==========
Net income per common share, diluted:
    As reported.............................         $      0.76      $      0.86       $      0.93
                                                     ===========      ===========        ==========
    Pro forma...............................         $      0.52      $      0.66       $      0.73
                                                     ===========      ===========       ===========
Assumptions:
    Expected volatility ranges..............          37% to 38%       36% to 37%        26% to 38%
    Expected life...........................            10 years         10 years          10 years
    Risk-free interest rate ranges..........      5.45% to 6.24%   4.68% to 6.08%    4.89% to 5.79%
    Expected dividend yield.................                  --               --                --



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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment agreements with five of its officers. Such agreements are for terms which expire between 2001 and 2003, and provide for aggregate minimum annual fixed payments of approximately $1,059,000, $1,033,000 and $349,000 in 2001, 2002 and 2003, respectively.

     As a commercial real estate owner, the Company and its principal joint venture are subject to potential environmental costs. At December 31, 2000, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     From time-to-time, legal actions are brought against the Company in the ordinary course of business. In the opinion of management, such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

     In 1997 the Company adopted a defined contribution savings plan pursuant to
     Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after three months of service. Employer contributions are made based on a discretionary amount determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During the years ended December 31, 2000, 1999 and 1998, the Company made contributions of approximately $35,000, $43,000 and $12,000, respectively.

     The Company is a tenant under operating leases for its New York and Denver offices. Rent expense was approximately $853,000, $812,000 and $233,000 for the years ended December 31, 2000, 1999 and 1998 which includes base rent plus other charges. Future minimum lease payments under operating leases at December 31, 2000 are as follows:

              FOR THE YEARS ENDED DECEMBER 31,        AMOUNT
              --------------------------------        ------
          2001..................................    $  769,000
          2002..................................       758,000
          2003..................................       753,000
          2004..................................       815,000
          2005..................................       815,000
          Thereafter............................     2,310,000

     The  Company  and its  joint  venture  partner,  Whitehall,  each have made limited guarantees for certain debt obligations on behalf of Wellsford/Whitehall. The Company and Whitehall each have guaranteed joint and severally up to a 50% share of the principal amount of $24,500,000 and a 50% share of interest on the current outstanding balance of $224,250,000 on the term and mezzanine loans in the event of certain defaults or non-compliance by Wellsford/Whitehall.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     At December 31, 2000, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At December 31, 2000, capital commitments are as follows:

                        COMMITMENT                            AMOUNT
                        ----------                            ------
              Wellsford/Whitehall equity..........        $  8,468,000
              Wellsford/Whitehall loan............           4,000,000   (A)
              Clairborne Prudential equity........          10,208,000   (B)

----------

(A) Pursuant to the Amendments, the Company could provide for up to 40% of a $10,000,000 loan to, or equity investment in, the venture with its joint venture partner, Whitehall committed to fund the remaining $6,000,000.
(B)  Capital calls are subject to the Company's approval of such investments.

13.  SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for 2000, 1999 and 1998:

     (amounts in thousands)

                                               COMMERCIAL     DEBT AND      DEVELOPMENT
                                                PROPERTY       EQUITY        AND LAND
                                              INVESTMENTS    INVESTMENTS    INVESTMENTS        OTHER*       CONSOLIDATED
                                              -----------    -----------    -----------        ------       ------------
         DECEMBER 31, 2000
         -----------------
Investment properties:
   Real estate held for investment, net .      $      --      $      --      $ 113,598       $      --       $ 113,598
   Real estate held for sale, at expected
      net sales value** .................             --         23,583             --              --          23,583
   Residential units available for sale .             --             --         21,850              --          21,850
                                               ---------      ---------      ---------       ---------       ---------
Real estate, net ........................      $      --      $  23,583      $ 135,448       $      --       $ 159,031
Notes receivable ........................             --         37,824             --              --          37,824
Investment in joint venture .............         82,820         38,149             --              --         120,969
Cash and cash equivalents ...............             93          9,830            168          26,278          36,369
Restricted cash and other assets ........             --         10,882          3,577           7,118          21,577
                                               ---------      ---------      ---------       ---------       ---------
Total assets ............................      $  82,913      $ 120,268      $ 139,193       $  33,396       $ 375,770
                                               =========      =========      =========       =========       =========
Mortgage notes payable ..................      $      --      $      --      $ 104,404       $      --       $ 104,404
Credit facilities .......................             --         12,000             --              --          12,000
Accrued expenses and other
    liabilities .........................             --          4,380          2,124           8,649          15,153
Convertible Trust Preferred
    Securities ..........................             --             --             --          25,000          25,000
Minority interest .......................             37             --          3,193              --           3,230
Equity ..................................         82,876        103,888         29,472            (253)        215,983
                                               ---------      ---------      ---------       ---------       ---------
Total liabilities and equity ............      $  82,913      $ 120,268      $ 139,193       $  33,396       $ 375,770
                                               =========      =========      =========       =========       =========
     YEAR ENDED DECEMBER 31, 2000
     ----------------------------
Rental ..................................      $      --      $   6,096      $  12,585       $      --       $  18,681
Interest ................................             --          4,436             --           1,821           6,257
Fee .....................................             --             --             --              86              86
                                               ---------      ---------      ---------       ---------       ---------
Total revenues ..........................             --         10,532         12,585           1,907          25,024
                                               ---------      ---------      ---------       ---------       ---------
Operating expenses ......................             --          2,658          4,102              --           6,760
Depreciation and amortization ...........            409          1,355          3,097             107           4,968
Interest ................................             --          3,118          4,858            (900)          7,076
General and administrative ..............             --            171             --           6,606           6,777
                                               ---------      ---------      ---------       ---------       ---------
Total expenses ..........................            409          7,302         12,057           5,813          25,581
                                               ---------      ---------      ---------       ---------       ---------
Gain on sale of assets, net of
    impairment provision of
    $4,725,000*** .......................             --          2,710          3,425              --           6,135
Minority interest .......................             --             --            (66)             --             (66)
Income from joint ventures ..............          1,674          1,573             --              --           3,247
                                               ---------      ---------      ---------       ---------       ---------
Income (loss) before taxes ..............      $   1,265      $   7,513      $   3,887       $  (3,906)      $   8,759
                                               =========      =========      =========       =========       =========

----------

*Includes corporate cash, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.
**Real estate held for sale in the Debt and Equity Investments SBU is net of a $4,725,000 impairment reserve.
***Impairment  provision  pertains to assets in the Debt and Equity  Investments
SBU.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                       COMMERCIAL     DEBT AND      DEVELOPMENT
                                        PROPERTY       EQUITY        AND LAND
                                      INVESTMENTS    INVESTMENTS    INVESTMENTS        OTHER*       CONSOLIDATED
                                      -----------    -----------    -----------        ------       ------------
       DECEMBER 31, 1999
       -----------------
Real estate, net ................      $      --      $  38,103       $ 121,479       $      --       $ 159,582
Notes receivable ................             --         37,260              --              --          37,260
Investment in joint ventures ....         79,688         34,702              --              --         114,390
Cash and cash equivalents .......             67         28,694             172           5,807          34,740
Restricted cash and other assets              --          8,142           1,881          10,336          20,359
                                       ---------      ---------       ---------       ---------       ---------
Total assets ....................      $  79,755      $ 146,901       $ 123,532       $  16,143       $ 366,331
                                       =========      =========       =========       =========       =========
Mortgage notes payable ..........      $      --      $  28,000       $  91,315       $      --       $ 119,315
Credit facilities ...............             --             --              --              --              --
Accrued expenses and other
    liabilities .................             --          1,908           1,396          10,587          13,891
Minority interest ...............             46             --           3,388              --           3,434
Equity ..........................         79,709        116,993          27,433           5,556         229,691
                                       ---------      ---------       ---------       ---------       ---------
Total liabilities and equity ....      $  79,755      $ 146,901       $ 123,532       $  16,143       $ 366,331
                                       =========      =========       =========       =========       =========
  YEAR ENDED DECEMBER 31, 1999
  ----------------------------
Rental ..........................      $      --      $   5,545       $  12,329       $      --       $  17,874
Interest ........................             --         11,707              --             589          12,296
                                       ---------      ---------       ---------       ---------       ---------
Total revenue ...................             --         17,252          12,329             589          30,170
                                       ---------      ---------       ---------       ---------       ---------
Operating expenses ..............             --          2,561           3,686              --           6,247
Depreciation and amortization ...            337          2,509           2,999             309           6,154
Interest ........................             --          4,346           4,827             226           9,399
General and administrative ......             --          1,131              --           5,995           7,126
                                       ---------      ---------       ---------       ---------       ---------
Total expenses ..................            337         10,547          11,512           6,530          28,926
                                       ---------      ---------       ---------       ---------       ---------
Gain on sale of assets ..........             --             --              --              --              --
Income from joint ventures ......          7,183          2,439              --              --           9,622
Minority interest ...............             --             (1)            (54)             --             (55)
                                       ---------      ---------       ---------       ---------       ---------
Income (loss) before taxes ......      $   6,846      $   9,143       $     763       $  (5,941)      $  10,811
                                       =========      =========       =========       =========       =========


----------

*See footnote * on page F-22.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)


                                       COMMERCIAL     DEBT AND     DEVELOPMENT
                                        PROPERTY       EQUITY        AND LAND
                                      INVESTMENTS    INVESTMENTS    INVESTMENTS        OTHER*       CONSOLIDATED
                                      -----------    -----------    -----------        ------       ------------
      DECEMBER 31, 1998
      -----------------
Real estate, net ...............      $      --      $  37,666       $ 112,657       $      --       $ 150,323
Notes receivable ...............             --        124,707              --              --         124,707
Investment in joint ventures ...         69,529         11,248              --              --          80,777
Cash and cash equivalents ......             49          2,333             153           7,588          10,123
Other assets ...................             --          8,078           2,257           8,706          19,041
                                      ---------      ---------       ---------       ---------       ---------
Total assets ...................      $  69,578      $ 184,032       $ 115,067       $  16,294       $ 384,971
                                      =========      =========       =========       =========       =========
Mortgage notes payable .........      $      --      $  28,000       $  92,177       $      --       $ 120,177
Credit facilities ..............             --             --              --          17,000          17,000
Accrued expenses and other
    liabilities ................             --          2,660           2,451           7,677          12,788
Minority interest ..............             47             --           3,334              --           3,381
Equity .........................         69,531        153,372          17,105          (8,383)        231,625
                                      ---------      ---------       ---------       ---------       ---------
Total liabilities and equity ...      $  69,578      $ 184,032       $ 115,067       $  16,294       $ 384,971
                                      =========      =========       =========       =========       =========
 YEAR ENDED DECEMBER 31, 1998
 ----------------------------
Rental .........................      $      --      $   4,761       $   8,366       $      --       $  13,127
Interest .......................             --         12,130             401             357          12,888
                                      ---------      ---------       ---------       ---------       ---------
Total revenue ..................             --         16,891           8,767             357          26,015
                                      ---------      ---------       ---------       ---------       ---------
Operating expenses .............             --          2,087           2,399              --           4,486
Depreciation and amortization ..            175            842           2,040             100           3,157
Interest .......................             --            472           3,272             855           4,599
General and administrative .....             --            397              --           4,666           5,063
                                      ---------      ---------       ---------       ---------       ---------
Total expenses .................            175          3,798           7,711           5,621          17,305
                                      ---------      ---------       ---------       ---------       ---------
Gain on sale of assets .........             --            139              --              --             139
Income from joint ventures .....          2,812            711              --              --           3,523
Minority interest ..............             --            (50)            (28)             --             (78)
                                      ---------      ---------       ---------       ---------       ---------
Income (loss) before taxes .....      $   2,637      $  13,893       $   1,028       $  (5,264)      $  12,294
                                      =========      =========       =========       =========       =========

----------

*See footnote * on page F-22.

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

     In 1997, at the time of the Spin-off, the Company owned six commercial office buildings, five of which were then vacant, containing an aggregate of approximately 949,400 square feet which were acquired for an aggregate of approximately $47,600,000 (the "WRP Commercial Properties").

     In August 1997, the Company, in a joint venture with Whitehall, formed a private real estate operating company, Wellsford/Whitehall. The Company contributed the WRP Commercial Properties and Whitehall contributed four commercial properties upon formation of Wellsford/Whitehall. Prior to the Amendments, the Company managed Wellsford/Whitehall on a day-to-day basis. The Company had a 39.7% interest in Wellsford/Whitehall at December 31, 2000.

     In December 2000, the Company and Whitehall executed the Amendments, which, among other items, provided for the Company and Whitehall to extend their existing capital commitments to Wellsford/Whitehall for one year to December 31, 2001 and to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall through December 2003, if required. As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP"), the new management company, which is owned by affiliates of Whitehall and senior management of WP. WP will provide management, construction, development and leasing services to Wellsford/Whitehall based upon an agreed upon fee schedule. WP will also provide similar services to a new venture formed by Whitehall (the "New Venture").

     Wellsford/Whitehall discontinued payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled.

     Under the terms of the Amendments, it is expected that Wellsford/Whitehall will not purchase any new real estate assets, except in limited cases, to replace certain assets being sold or acquisitions that compliment presently owned real estate assets. The Amendments provide for an orderly disposal of the Wellsford/Whitehall's assets and the Company and Whitehall agreed to a buy/sell agreement effective after December 31, 2003 with respect to any remaining assets.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents a condensed balance sheet and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

                                                              DECEMBER 31,
                                                              ------------
                 CONDENSED BALANCE SHEET DATA             2000            1999
                 ----------------------------             ----            ----
          Real estate, net........................    $  589,154      $  551,152
          Cash and cash equivalents...............         6,161           8,468
          Total assets............................       622,136         572,279
          Mortgages payable.......................       136,490         110,831
          Credit facility.........................       244,250         238,661
          Preferred equity........................        18,323          19,000
          Common equity...........................       201,044         181,740

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
         CONDENSED OPERATING DATA                     2000            1999           1998
         ------------------------                     ----            ----           ----
  Rental revenue (A)...........................   $   77,087      $   73,356      $  52,515
  Interest and other income (B)................        5,363           1,320          1,108
  Operating expenses...........................       28,774          27,431         20,279
  Depreciation and amortization................       13,215          11,702          7,387
  Interest.....................................       25,994          25,586         19,085
  Total expenses...............................       77,581          72,862         50,050
  Gain on sale of assets.......................          239          15,642          2,866
  Income before preferred equity distributions.        5,108          17,457          6,439

----------

(A) Includes $1,322, $1,218 and $1,476 of income from the straight-lining of tenant rents for the years ended December 31, 2000, 1999 and 1998, respectively.
(B) Includes lease cancellation income of $4,037, $395 and $572 for the years ended December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000, Wellsford/Whitehall owned and operated 40 office properties totaling approximately 4,953,000 square feet (including approximately 1,522,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     During   the   years   ended   December   31,   2000,    1999   and   1998,
     Wellsford/Whitehall participated in the following transactions:

(amounts in millions, except square feet and per square foot amounts)


2000 ACTIVITY
Purchases:

Purchases that were made during the year ended December 31, 2000, were transferred to the New Venture, pursuant to the Amendments.

Sale:
                                      Gross Leasable                            Sales Price
                                         Square         Number of     Sales     per Square
     Month             Location           Feet          Properties    Price        Foot        Gain
     -----             --------           ----          ----------    -----        ----        ----
August .......      Columbia, MD         38,000             1       $    4.9    $     128    $    0.2
                                         ======             =       ========    =========    ========


1999 ACTIVITY
Purchases:
                                                       Gross
                                                      Leasable
                                                       Square         Number of                  Cost per
     Month          Type          Location              Feet         Properties    Cost (1)     Square Foot
     -----          ----          --------              ----         ----------    --------     -----------
May ..........   Office/Flex     Warren, NJ             129,000           1      $        8.0    $     62
June .........   Office          Boston, MA              64,000           1              10.2         159
June .........   Office          Boston, MA              68,000           1              13.1         193
July .........   Office/Land     Columbia, MD            97,000           1              10.7         110
July .........   Office          Owings Mills, MD        32,000           1               3.9         122
August .......   Land            Hanover, NJ         19.2 acres           1               2.0          --
August .......   Office          Hanover, NJ             96,000           1              13.3         139
September ....   Flex            Columbia, MD           144,000           1               3.8          26
November .....   Office          Rockville, MD          236,000           1              19.9          84
                                                        -------           -      ------------    --------
                                  Total purchases ..    866,000           9      $       84.9
                                                        =======           =      ============
                            Total, excluding land ..    866,000           8      $       82.9    $     96
                                                        =======           =      ============    ========


Sales:
                                        Gross Leasable                             Sales Price
                                            Square         Number of      Sales     per Square
     Month             Location              Feet          Properties     Price         Foot         Gain
     -----             --------              ----          ----------     -----         ----         ----
February .....    Wayne, NJ             2.58 acres (2)         1         $    0.3    $     --      $    0.2
May ..........    Boston, MA                65,000             1              8.1         125           2.3
August .......    Needham, MA              261,000             1             26.0         100           5.6
November .....    Washington, D.C.         225,000             1             43.4         193           7.5
                                           -------             -         --------                  --------
                       Total sales ...     551,000             4         $   77.8          --      $   15.6
                                           =======             =         ========                  ========
             Total, excluding land ...     551,000             3         $   77.5         141      $   15.4
                                           =======             =         ========                  ========

----------

(1) The 1999 Wellsford/Whitehall acquisitions described above were funded with proceeds from a first mortgage financing on five of the properties and seller financing in the form of a second mortgage on one of the properties in the aggregate amount of $43,401,000 and additional capital contributions by the Company and Whitehall.
(2)  Sale of vacant land.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

1998 ACTIVITY
Purchases:
                                                               Gross
                                                              Leasable
                                                               Square        Number of                   Cost per
     Month          Type            Location                    Feet        Properties    Cost (1)      Square Foot
     -----          ----            --------                    ----        ----------    --------      -----------
February .....    Office         Boston, MA                     65,000           1       $     5.5       $     85
February .....    Land           Somerset, NJ                 19 acres           1             2.0             --
March ........    Office         Somerset, NJ                   82,000           1             5.4             66
May ..........    Office         Boston, MA                    977,000          13           148.7  (2)       152
May ..........    Warehouse      Needham, MA                   470,000           2            28.4             60
June .........    Office         Andover, MA                    63,000           1             7.4            117
June .........    Office         Basking Ridge, NJ             104,000           2            15.0            144
September ....    Office         Franklin  Township, NJ        199,000           2            22.8            115
November .....    Office         Columbia, MD                   38,000           1             2.6             68
December .....    Office         Ridgefield Park, NJ           147,000           1            19.3            131
                                                             ---------          --       ---------       --------
                                        Total purchases ..   2,145,000          25       $   257.1
                                                             =========          ==       =========
                                  Total, excluding land ..   2,145,000          24       $   255.1       $    119
                                                             =========          ==       =========       ========


Sale:
                                Gross Leasable                             Sales Price
                                   Square         Number of      Sales     per Square
     Month         Location         Feet          Properties     Price         Foot         Gain
     -----         --------         ----          ----------     -----         ----         ----
May ..........    Wayne, NJ        69,000             1        $    5.0      $      72     $    2.9
                                   ======             =        ========      =========     ========

----------

(1) The 1998 Wellsford/Whitehall acquisitions described above, other than the May Boston transaction, were funded primarily by capital contributions from the Company and Whitehall, and by draws on the Wellsford/Whitehall Bank Facility.
(2) The Boston portfolio of 13 office buildings was financed by (i) the assumption of $68,300,000 of mortgage debt, (ii) a $35,800,000 draw on the Wellsford/Whitehall Bank Facility, (iii) the issuance of $19,000,000 of Wellsford/Whitehall 6% convertible preferred units to the sellers, (iv) $18,000,000 of capital contributions by Whitehall and the Company and (v) the issuance of $7,600,000 of Wellsford/Whitehall common units.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In  March  2000,  Wellsford/Whitehall  obtained  a  $23,500,000  loan  from
     Principal Capital Management, L.L.C. for the rehabilitation of Gateway Tower, a 236,000 square foot, nine-story office building located at 401 North Washington Street, Rockville, Maryland. At December 31, 2000, $15,500,000 was drawn upon this loan. The non-recourse loan is secured by a first mortgage on the property, has a term of three years, plus two six-month extensions at Wellsford/Whitehall's option and bears interest at LIBOR + 3.50% per annum.

     In September 2000, Wellsford/Whitehall obtained a $8,150,000 loan from Provident Bank of Maryland, of which $4,371,000 was drawn upon at December 31, 2000. The non-recourse loan, which will be used to rehabilitate the property, is secured by the leasehold interest in the 144,000 square foot Oakland Ridge office park, a four building office complex located in Columbia, Maryland, has a term of 2.5 years, plus one twelve-month extension at Wellsford/Whitehall's option and bears interest at LIBOR + 2.00% per annum, which is capitalized into the loan.

     The Company made temporary advances to Wellsford/Whitehall during 2000 and 1999 which bore interest at LIBOR + 5.00% per annum. The balance of the advances was repaid in full by December 31, 2000 and 1999, respectively.

     In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility. Under the new terms, $300,000,000 represents a senior secured credit facility bearing interest at LIBOR + 1.65% per annum and $75,000,000 represents a second mezzanine facility bearing interest at LIBOR + 3.20% per annum. As of December 31, 2000, approximately $244,250,000 was outstanding under the Wellsford/Whitehall Bank Facility (approximately $181,728,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. Wellsford/Whitehall exercised its right under the agreements to have the due date of both facilities extended for one year to December 15, 2001. Wellsford/Whitehall is presently seeking to refinance the facilities. The Wellsford/Whitehall Bank Facility provides for the meeting of certain operating and balance sheet covenants and limits the amount of distributions to members.

     The Company is entitled to receive incentive compensation payable out of distributions made by Wellsford/Whitehall (the "Promote") after return of capital and minimum annual returns of at least 15% to 17.5% on such capital balances to the Company and Whitehall. Pursuant to the Amendments, the Company will be entitled to earn 53.3% to 57.5% of the Promote. To date, the Company has not earned or received any distribution of the Promote and there can be no assurance that such Promote will be earned or received.

     In June 1999, the capital commitment requirements of Wellsford/Whitehall were modified from an aggregate of $150,000,000 ($75,000,000 by each partner) to an aggregate of $250,000,000. The Company's total portion is $85,000,000 of which $8,468,000 remained to be contributed as of December 31, 2000 and Whitehall's total portion is $165,000,000 of which $47,249,000 remained as of December 31, 2000.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In connection with the formation of Wellsford/Whitehall, the Company issued warrants (the "Whitehall Warrants") to Whitehall to purchase 2,066,115 shares of the Company's common stock at an exercise price of $24.20 per share, exercisable until August 28, 2002 and payable in cash or membership units in Wellsford/Whitehall. As part of the new capital commitment from Whitehall in 1999, the Company issued additional warrants to purchase an additional 61,984 shares of the Company's common stock at an exercise price of $24.20 per share, exercisable until May 28, 2004 and payable in cash. Pursuant to the Amendments, all 2,128,099 Whitehall warrants were returned and cancelled. In addition, Whitehall's right to convert $25,000,000 of membership units in Wellsford/Whitehall for shares of the Company's common stock, or cash at the Company's election, was eliminated.

     As a condition to the formation of Wellsford/Whitehall in 1997, the Company had agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall.
     Whitehall has agreed to waive this condition in connection with the Amendments.

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At December 31, 2000, the Company had the following investments: (i) approximately $37,824,000 of direct debt investments which bore interest at an average yield of approximately 11.45% during 2000 and had an average remaining term to maturity of approximately five years; (ii) approximately $31,298,000 in companies which were organized to invest in debt instruments; and (iii) approximately $6,851,000 in a real estate e-commerce company and other real estate-related ventures. In addition, the Company owned and operated six commercial properties totaling approximately 482,000 square feet located in the Northeastern United States at December 31, 2000.

     DEBT INVESTMENTS

     277 PARK LOAN

     In April 1997, the Company and Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The Company has advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers. The 277 Park Loan is subordinated to a 10-year $345,000,000 (unamortized balance of $327,004,000 at December 31, 2000) first mortgage loan (the "REMIC Loan") on the 277 Park Property.

     The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating rate during the tenth year equal to LIBOR + 5.15% per annum or the Fleet National Bank base rate plus 5.15% per annum, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,050,000, $3,042,000 and $3,042,000 per year of interest income from the 277 Park Loan during 2000, 1999 and 1998, respectively, or 12.2%, 10.1% and11.7% of its total non-joint venture revenues during such periods.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     PATRIOT LOAN

     In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage loan. Pursuant to this second mortgage loan, the Company advanced $5,000,000 (its 50% share) which is subordinate to a $75,000,000 first mortgage with Fleet National Bank (unamortized balance of $73,668,000 at December 31, 2000). The loan bears interest at LIBOR + 4.75% per annum with payments of interest only through August 2001 and principal and interest based on a 25-year amortization through the loan's maturity in July 2002 (the "Patriot Loan"). The Patriot Loan is secured by a second mortgage lien on a 608,000 square foot mixed-use property in Boston, Massachusetts. The Company earned approximately $564,000 and $189,000 of interest income from the Patriot Loan during 2000 and 1999, respectively, or 2.3% and 0.6% of its total non-joint venture revenues during such periods.

     THE ABBEY COMPANY CREDIT FACILITY

     In August 1997, the Company and Morgan Guaranty Trust Company of New York ("MGT") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and MGT expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. Advances under the facility were made for up to 65% of the value of the borrowing base collateral which consisted of first mortgage loans on three properties (one each of office, industrial and retail), all cross collateralized, totaling approximately 250,000 square feet. The Company's portion of the outstanding balance was approximately $4,300,000 at December 31, 1999. In August 2000, the remaining balance was repaid and the facility was terminated.

     The Company was entitled to interest on its advances under the Abbey Credit Facility at LIBOR + 4.00% per annum. The Company earned approximately
     $295,000, $2,941,000 and $3,920,000 of interest income from the Abbey Credit Facility during 2000, 1999 and 1998, respectively, or 1.2%, 9.8% and 15.1% of its total non-joint venture revenues during such periods.

     SAFEGUARD CREDIT FACILITY

     In December 1998, the Company and MGT originated a $90,000,000 credit facility secured by cross-collateralized first mortgages on nine properties (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility which was made available to Safeguard until April 2001 was terminated on January 30, 2001 when the outstanding balance of $2,900,000 was repaid. Advances under the facility were made for up to 75% of the value of the borrowing base collateral which consists of nine self-storage properties, totaling approximately 608,000 square feet. The Company was entitled to interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00% per annum.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time, the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Second Holding. This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 2000 and 1999, respectively. The Company earned approximately $306,000, $292,000 and $46,000 of interest income from the Safeguard Credit Facility during 2000, 1999 and 1998, respectively, or 1.2%, 1.0% and 0.2% of its total non-joint venture revenues during such periods.

     DEBARTOLO LOAN

     In July 1998, the Company, Bank One, N.A. and several other financial institutions originated a $175,000,000 loan, in which the Company had an $18,000,000 participation (the "DeBartolo Loan"), to entities owned by Simon DeBartolo Group, L.P. The DeBartolo Loan is secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns shopping malls nationwide. The DeBartolo Loan bears interest at 8.547% per annum, is payable quarterly, pays principal based on a 20-year amortization schedule and is due in July 2008. In March 1999, the amortized loan balance of approximately $17,600,000 was contributed to Second Holding. The Company earned approximately $360,000 and $716,000 of interest income from the DeBartolo Loan during 1999 and 1998, respectively, or 1.2% and 2.8% of its non-joint venture revenues during such periods.

     WOODLANDS LOAN

     In December 1997, the Company, Fleet National Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston (the "Woodlands Property"), loans in the aggregate principal amount of $369,000,000 (the "Woodlands Loan"). The Woodlands Loan consisted of a revolving credit loan in the principal amount of $179,000,000 (the "Revolving Loan"), a secured term loan in the principal amount of $130,000,000 (the "Secured Loan"), and a second secured term loan in the principal amount of $60,000,000 (the "Second Secured Loan"). The Company advanced $15,000,000 pursuant to the Second Secured Loan. The Second Secured Loan was subordinate to the Revolving Loan and the Secured Loan and bore interest equal to LIBOR + 4.40% per annum. The principal amount of the Woodlands Second Secured Loan was repaid in full prior to December 31, 1999. The Company earned approximately $1,295,000 and $1,517,000 of interest income from the Woodlands Second Secured Loan during 1999 and 1998, respectively, or 4.3% and 5.8% of its total non-joint venture revenues during such periods.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     REIT BRIDGE LOAN

     In August 1998, the Company, Deutsche Bank, N.A. and certain other lenders originated a $100,000,000 unsecured loan in which the Company had a $15,000,000 participation (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owned 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% per annum and was due in February 1999, with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increased the interest rate to 12.00% per annum. The borrower paid a 1.50% loan fee at origination and a 1.00% loan fee upon modification. This loan was repaid in full in July 1999. The Company earned approximately $1,050,000 and $749,000 of interest income from the REIT Bridge Loan during 1999 and 1998, respectively, or 3.5% and 2.9% of its total non-joint venture revenues during such periods.

     BROOMFIELD LOAN

     In January 1999, the Company acquired a parcel of land in Broomfield, Colorado for approximately $7,200,000 pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected approximately $401,000 of fees in 1998. In July 1999, the Company sold this land for $7,200,000 to a third party ("Buyer") and simultaneously collected an additional $1,100,000 in fees. The Company then purchased $11,740,000 of tax-exempt notes, bearing interest at 6.25% per annum and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by the Buyer and were guaranteed by a AA rated bank. The notes were repaid in full in December 1999. The Company earned approximately $1,555,000 and $401,000 on the Broomfield transaction during 1999 and 1998, respectively, or 5.2% and 1.5% of its total non-joint venture revenues during such periods.

     SECOND HOLDING

     The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to a 51% owned joint venture special purpose finance company ("SPFC"), Second Holding, with Liberty Hampshire owning 10% and another entity owning the remaining 39%. The 1999 contribution was comprised of two of the Company's debt investments, the $17,600,000 DeBartolo Loan and the $8,100,000 outstanding balance of the Safeguard Credit Facility, net of $1,500,000 of cash received back from Second Holding. The other partners contributed their respective shares of their capital contributions in cash.

     The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $27,868,000 and $30,932,000 at December 31, 2000 and 1999, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents a condensed balance sheet and operating data for Second Holding (1998 amounts are unaudited):

     (amounts in thousands)

                                                             DECEMBER 31,
                                                             ------------
               CONDENSED BALANCE SHEET DATA              2000            1999
               ----------------------------              ----            ----

          Cash and cash equivalents...............    $   73,136      $       --
          Investments.............................       229,003          40,143
          Investment in Reis......................            --           6,500
          Total assets............................       306,934          60,870
          Long term debt..........................       244,867              --
          Total equity............................        54,492          60,639


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
        CONDENSED OPERATING DATA                     2000             1999           1998*
        ------------------------                     ----             ----           -----
  Interest................................        $    7,383      $    3,243      $     126
  Interest from Reis......................               169             506            205
                                                  ----------      ----------      ---------
  Total revenue...........................             7,552           3,749            331
                                                  ----------      ----------      ---------
  Interest expense........................             3,665              --             --
  Fees and other..........................             1,084             812              1
                                                  ----------      ----------      ---------
  Total expenses..........................             4,749             812              1
                                                  ----------      ----------      ---------
  Net income..............................        $    2,803      $    2,937      $     330
                                                  ==========      ==========      =========

----------

* From inception of investment.

     Second Holding has been organized to purchase investment and non-investment grade rated real estate debt. In September 2000 an affiliate of Second Holding privately placed a ten-year $150,000,000 junior subordinated bond issue. The bonds were issued at an effective annual interest rate of LIBOR + 0.90%. By December 31, 2000, $100,000,000 of medium term notes were issued at an effective annual interest rate of LIBOR + 0.06%.

     By December 31, 2000, Second Holding invested $190,000,000 in a variety of collateralized debt obligations and commercial mortgage backed securities which earn interest at a weighted average interest rate of LIBOR + 0.55% per annum. Through February 28, 2001, Second Holding purchased an additional $35,000,000 of securities which earn interest at a weighted average interest rate of LIBOR + 0.52%. The aggregate investments of $225,000,000 have a weighted average life of approximately 7.1 years. Of the $225,000,000 purchased, $185,000,000 has a AAA rating with the remainder having a AA- or better.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     REIS REPORTS, INC.

     The Company has direct and indirect investments in a real estate market research internet company, Reis Reports, Inc. ("Reis"), a leading provider of real estate market information to institutional investors. At December 31, 2000 the Company's aggregate investment in Reis was $6,575,000, or 22% of Reis' equity on an as converted basis. A portion of the investment is held directly by the Company and the remainder is held by Reis Capital Holdings, LLC ("Reis Capital"), a company which was organized to hold this investment. The Company has an approximate 51.1% non-controlling interest in Reis Capital at December 31, 2000. The following table details the components of the Company's and Reis Capital's investments in Reis.


                                                                 INVESTMENTS IN REIS BY:
                                                                 -----------------------
                                                              THE COMPANY      REIS CAPITAL
                                                              -----------      ------------
April 2000 investments:
    Direct investment in 8% Series C Convertible Preferred
       Shares ("Series C Preferred") (A) .................    $2,022,000       $       --
                                                              ----------       ----------
    Indirect investments:
         Series C Preferred (B) ..........................       766,000        1,500,000
         Series C Preferred (C) ..........................       466,000          913,000
                                                              ----------       ----------
                                                               1,232,000        2,413,000
                                                              ----------       ----------
Total April 2000 investments .............................     3,254,000        2,413,000
                                                              ----------       ----------
Prior indirect investments: (C)
         8% Series A Preferred Shares (D) ................     2,555,000        5,000,000
         8% Series B Preferred Shares (E) ................       766,000        1,500,000
                                                              ----------       ----------
                                                               3,321,000        6,500,000
                                                              ----------       ----------
Total investments at December 31, 2000 ...................    $6,575,000       $8,913,000
                                                              ==========       ==========

----------

(A) Issued 20,220 shares at $100 per share; convertible into common shares at $4.00 per share.
(B)  Capital commitment made in 1999 and funded in April 2000.
(C) Notes receivable and accrued interest through April 2000, held by Second Holding, were converted into equity and were distributed to Reis Capital at that time.
(D) Issued 50,000 shares at $100 per share; convertible into common shares at $1.76 per share.
(E) Issued 15,000 shares at $100 per share; convertible into common shares at $3.00 per share.

     At the time of the investments noted above, the management of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company, or their affiliates, who purchased $410,000 of Series C Preferred in April 2000. The investments of the Company's officers and directors together with shares of common stock previously held by the Company's Chairman represent approximately 3.5% of Reis' equity, on an as converted basis upon completion of the aforementioned investments. Additionally, a company controlled by the Chairman of EQR purchased a 4.5% interest on that date. The president of EQR is a director of the Company. The Company's Chairman is the brother of the President of Reis. The Company's President was appointed to the board of directors of Reis during the third quarter of 2000. The Chairman, President and directors whom have invested directly in Reis have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

     One of the Company's other joint venture investments uses the services of Reis in making investment decisions. The joint venture incurred fees of $360,000 in connection with such services for each of the years ended December 31, 2000 and 1999.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     LIBERTY HAMPSHIRE

     In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in Liberty Hampshire, which structures, establishes and provides management and services for SPFCs formed to invest in financial assets. In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments.

     CREAMER VITALE WELLSFORD/CLAIRBORNE INVESTORS

     In January 1998, the Company formed CVW in which it had a 49% interest and acquired the same interest in a related real estate advisory and consulting firm. In September 2000, one of the two principals left CVW to pursue other employment and the venture was terminated. The Company will continue to conduct business relationships that CVW created.

     CVW, together with Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, established the Clairborne Investors Mortgage Investment Program ("Clairborne") to make opportunistic investments and to provide liquidity to lenders and participants in mortgage loan transactions. The parties agreed to contribute up to $150,000,000 to fund acquisitions approved by the parties, of which PREI would fund 90% and a subsidiary of the Company would fund 10%. CVW was to originate, co-invest, and manage the investments of the program.

     The Company's original investment in these entities was $1,250,000 of cash and 74,000 five-year warrants to purchase the Company's common shares at $30.35 per share, valued at approximately $750,000 at that time. In November 1998, Clairborne acquired an approximate $17,000,000 participation in a $56,000,000 mortgage, bearing interest at LIBOR + 1.75% per annum and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1,400,000 of the cost of this participation, which was prepaid entirely at the face amount during 1999 by the borrower.

     FORDHAM TOWER LOAN

     In October 2000, the Company and PREI organized a new venture which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside. The Company fully funded its share of the loan of $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and fees to the Company, based upon certain levels of returns on the project and is secured by a lien on equity interests in the borrower.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     OTHER INVESTMENTS

     VALUE PROPERTY TRUST

     In February 1998, the Company completed the merger with Value Property Trust ("VLP") (the "VLP Merger") for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties with an allocated value upon purchase of approximately $38,300,000, containing an aggregate of approximately 597,000 square feet with one property located in California and the remaining six properties located in the northeastern United States. VLP had cash of $60,800,000 and other net assets of $5,900,000 at the close of the transaction. In October 1998, the Company obtained a $28,000,000 loan, which was cross-collateralized by the seven VLP properties, bore interest at LIBOR + 2.75% per annum and matures in October 2001.

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and two of the properties were sold in January 2001. The Company recorded a gain of approximately $4,943,000 on the December transaction which was offset by a provision for impairment of $4,725,000 recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. The Company repaid in full the $28,000,000 loan in December 2000 which was cross-collateralized by the seven properties and expensed all of the remaining unamortized deferred loan costs associated with the financing.

     PROPERTY DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ---------------------------------------------------------------

     PALOMINO PARK

     The Company currently owns an 85.85% interest in a five phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Effective October 1, 2000, EQR elected not to make a capital contribution attributable to the last three phases of Palomino Park and its ownership interest was reduced from 20.00% to 14.15%. In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit.

     In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,500,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in January 2008 and bears interest at a fixed rate of 6.92% per annum. Principal payments are based on a 30-year amortization schedule.

     In November 1998, Phase II, the 304 unit phase known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, the Company acquired the Red Canyon improvements and the related construction loan was repaid with the proceeds of a $27,000,000 permanent loan (the "Red Canyon Mortgage") secured by a first mortgage on Red Canyon. The Red Canyon Mortgage matures in December 2008 and bears interest at a fixed rate of 6.68% per annum. Principal payments are based on a 30-year amortization schedule.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In October 2000, Phase III, the 264 unit phase known as Silver Mesa was substantially completed. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company has prepared 128 units to be sold and will begin to sell them upon receipt of appropriate approvals and will continue to rent the remaining 136 units during the sellout period until the initial inventory has been significantly reduced and additional units need to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. The allocable cost associated with the units being rented and the units available for sale was approximately $22,301,000 and $21,850,000 at December 31, 2000,
     respectively. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum, is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Approximately 90% of sales proceeds per unit goes toward principal repayments until the loan is paid in full.

     In February 2001, the Company commenced sales of units at Silver Mesa. Through February 28, 2001, 23 units were sold for gross proceeds of approximately $4,292,000, approximately $3,890,000 of which was used to pay down principal on the Silver Mesa Conversion Loan.

     The estimated total costs of the remaining two multifamily development phases at Palomino Park and related infrastructure costs at completion of these phases, including the Company's gross investment at December 31, 2000, are as follows:


                                            ESTIMATED       COMPANY'S
                                              TOTAL      CONSTRUCTION IN      ESTIMATED
           NAME                   UNITS     PHASE COST     PROGRESS (A)    COMPLETION DATE
           ----                   -----     ----------     ------------    ---------------
Phase IV ("Green River")........   424     $56,000,000    $  16,420,000   Third Quarter 2002
Phase V ("Gold Peak")...........   352       6,900,000        5,809,000   (B)
                                   ---     -----------    -------------
                                   776     $62,900,000    $  22,229,000
                                   ===     ===========    =============

----------

(A) Includes land and costs that the Company has funded for the development of the phase, plus other infrastructure and overhead costs capitalized during construction such as interest and taxes.
(B) The Company has not determined if it will construct this phase or sell the improved land. The $6,900,000 estimated phase cost only reflects the improved land costs.


     The fourth phase of this project is being developed pursuant to a fixed-price contract. The Company is committed to purchase 100% of the improvements upon completion. In addition, the Company was obligated to fund the first 20% of development costs on the phase as incurred.

     SONTERRA AT WILLIAMS CENTRE ("SONTERRA")

     From the time of the Spin-off, the Company held a $17,800,000 mortgage on, and option to purchase, a 344-unit class A residential apartment complex located in Tucson, Arizona.

     In January 1998, the Company exercised its option and acquired Sonterra for approximately $20,500,000, including satisfaction of the mortgage. In February 1998, the Company closed on $16,400,000 of first mortgage financing (the "Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments were based on a 30-year amortization schedule.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In November 2000, the Company sold the Sonterra property for $22,550,000 and recorded a pre-income tax gain of approximately $3,500,000. The buyer assumed the Sonterra Mortgage which had an unamortized balance of approximately $15,971,000 and paid the balance of the purchase price in cash.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the historical cost and fair value of the Company's financial instruments at December 31, 2000 and 1999:

     (AMOUNTS IN THOUSANDS)

                                  HISTORICAL COST AT DECEMBER 31,      FAIR VALUE AT DECEMBER 31,
                                  -------------------------------      --------------------------
    NOTES RECEIVABLE (A)              2000           1999                2000          1999
    --------------------              ----           ----                ----          ----
Fixed rate:
   277 Park Loan ................    $ 25,000       $ 25,000            $ 25,900 (C)   $ 25,900 (C)
   Guggenheim ...................       4,128             --               4,128 (D)         --
   Other ........................         700             --                 700 (D)         --
                                     --------       --------            --------       --------
Total fixed rate notes ..........      29,828         25,000              30,728         25,900
                                     --------       --------            --------       --------
Floating rate:
   Patriot Loan .................       5,000          5,000               5,000 (E)      5,000 (E)
   Abbey Credit Facility ........          --          4,251                  --          4,251 (E)
   Safeguard Loan ...............       2,900          2,900               2,900 (E)      2,900 (E)
   Other ........................          96            109                  96 (E)        109 (E)
                                     --------       --------            --------       --------
Total floating rate notes .......       7,996         12,260               7,996         12,260
                                     --------       --------            --------       --------
Total notes receivable ..........    $ 37,824       $ 37,260            $ 38,724       $ 38,160
                                     ========       ========            ========       ========
          DEBT (B)
          --------
Floating rate:
  Wellsford Finance Bank Facility    $ 12,000             --            $ 12,000 (F)         --
  Wellsford Capital Mortgage ....          --         28,000                  --         28,000 (F)
  Palomino Park Bonds ...........      12,680         14,755              12,680 (F)     14,755 (F)
                                     --------       --------            --------       --------
Total floating rate debt ........      24,680         42,755              24,680         42,755
                                     --------       --------            --------       --------
Fixed rate:
  Blue Ridge Mortgage ...........      33,354         33,763              33,164 (G)     30,690 (G)
  Red Canyon Mortgage ...........      26,370         26,683              25,801 (G)     23,674 (G)
  Silver Mesa Conversion Loan ...      32,000                             32,000 (D)         --
  Sonterra Mortgage .............          --         16,114                  --         16,615 (G)
                                     --------       --------            --------       --------
Total fixed rate debt ...........      91,724         76,560              90,965         70,979
                                     --------       --------            --------       --------
Total debt ......................    $116,404       $119,315            $115,645       $113,734
                                     ========       ========            ========       ========

----------

(A)  For more information regarding the Company's note receivables, see Footnote
     5.
(B)  For more information regarding the Company's debt, see Footnote 6.
(C) The fair value of the Company's fixed rate investments was determined by reference to various market data.
(D) The fair value is considered to be its carrying amount as this is a recently executed transaction reflective of current market conditions.
(E) The fair value of the Company's floating rate investments is considered to be their carrying amounts.
(F) The fair value of the Company's floating rate debt is considered to be their carrying amounts.
(G) The fair value of the Company's fixed rate debt was determined by reference to various market data.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


15.  SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)

     Summarized consolidated quarterly financial information for the years ended December 31, 2000 and 1999 is as follows:

                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
               2000                               MARCH 31            JUNE 30        SEPTEMBER 30        DECEMBER 31
               ----                               --------            -------        ------------        -----------
Revenues ................................      $  5,942,239       $  5,953,532       $  6,384,460       $  6,743,558
Expenses ................................         6,196,998          5,688,444          6,596,142          7,099,087
Income from joint ventures ..............         1,260,909            804,764          1,551,955           (370,870)
Gain on sale of assets, net of impairment
   provision ............................                --                 --                 --          6,134,851
Minority interest .......................            (9,668)               571             (8,338)           (48,786)
                                               ------------       ------------       ------------       ------------
Income before taxes .....................           996,482          1,070,423          1,331,935          5,359,666
Income tax expense ......................            18,000            372,000            283,000            757,000
Convertible Trust Preferred Securities
   distributions, net of tax benefit ....                --            211,000            352,507            296,954
                                               ------------       ------------       ------------       ------------
Net income ..............................      $    978,482       $    487,423       $    696,428       $  4,305,712
                                               ============       ============       ============       ============
Net income per common share, basic* .....      $       0.11       $       0.06       $       0.08       $       0.52
                                               ============       ============       ============       ============
Net income per common share, diluted* ...      $       0.11       $       0.06       $       0.08       $       0.52
                                               ============       ============       ============       ============
Weighted average number of common shares
   outstanding, basic ...................         9,101,393          8,321,888          8,296,507          8,315,172
                                               ============       ============       ============       ============
Weighted average number of common shares
   outstanding, diluted .................         9,107,082          8,326,980          8,313,555          8,325,747
                                               ============       ============       ============       ============


                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
               1999                               MARCH 31            JUNE 30        SEPTEMBER 30        DECEMBER 31
               ----                               --------            -------        ------------        -----------
Revenues ................................      $  7,951,667       $  8,580,213       $  6,873,537       $  6,764,625
Expenses ................................         5,489,340          7,303,956          7,102,567          9,030,581
Income from joint ventures ..............         1,016,794          1,905,519          3,160,343          3,539,296
Minority interest .......................            (7,872)            (9,566)           (43,405)             6,094
                                               ------------       ------------       ------------       ------------
Income before taxes .....................         3,471,249          3,172,210          2,887,908          1,279,434
Income tax expense (credit) .............           863,000            731,000            702,000           (346,000)
                                               ------------       ------------       ------------       ------------
Net income ..............................      $  2,608,249       $  2,441,210       $  2,185,908       $  1,625,434
                                               ============       ============       ============       ============
Net income per common share, basic* .....      $       0.25       $       0.24       $       0.21       $       0.16
                                               ============       ============       ============       ============
Net income per common share, diluted* ...      $       0.25       $       0.23       $       0.21       $       0.16
                                               ============       ============       ============       ============
Weighted average number of common shares
   outstanding, basic ...................        10,375,205         10,381,689         10,348,695         10,183,618
                                               ============       ============       ============       ============
Weighted average number of common shares
   outstanding, diluted .................        10,386,695         10,398,978         10,361,505         10,187,925
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

                        Consolidated Financial Statements

                                DECEMBER 31, 2000

                       WITH REPORT OF INDEPENDENT AUDITORS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE NO.
                                                                       --------

Report of Independent Auditors............................................F-43

Consolidated Balance Sheets...............................................F-44

Consolidated Statements of Income.........................................F-45

Consolidated Statements of Changes in Members' Equity.....................F-46

Consolidated Statements of Cash Flows.....................................F-47

Notes to Consolidated Financial Statements................................F-49

                         REPORT OF INDEPENDENT AUDITORS

To the Members of
Wellsford/Whitehall Group, L.L.C. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Group, L.L.C. (formerly Wellsford/Whitehall Properties II, L.L.C.) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and
the related consolidated statements of income, changes in members' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Group, L.L.C. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

New York, New York
February 9, 2001

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                DECEMBER 31,
                                                                ------------
                                                           2000              1999
                                                           ----              ----
ASSETS
Real estate assets, at cost:
   Land ..........................................    $  66,547,270     $  64,399,873
   Buildings and improvements ....................      450,575,368       392,057,176
                                                      -------------     -------------
                                                        517,122,638       456,457,049
      Less accumulated depreciation ..............      (30,498,428)      (17,650,723)
                                                      -------------     -------------
                                                        486,624,210       438,806,326
   Construction in progress ......................      102,530,148       112,345,379
                                                      -------------     -------------
                                                        589,154,358       551,151,705

Real estate held for transfer to New Venture, net         7,835,884                --
Cash and cash equivalents ........................        6,160,768         8,468,462
Restricted cash ..................................        8,980,244         5,495,300
Deferred costs, less accumulated amortization ....        2,250,769         1,932,440
Receivables, prepaids and other assets ...........        7,753,659         5,230,859
                                                      -------------     -------------
Total assets .....................................    $ 622,135,682     $ 572,278,766
                                                      =============     =============
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
   Mortgages payable .............................    $ 136,490,353     $ 110,830,847
   Secured senior credit facility ................      181,728,228       177,260,995
   Secured mezzanine credit facility .............       62,521,799        61,400,270
   Accrued expenses and other liabilities ........       16,915,187        14,166,844
   Distributions payable .........................        2,515,281         5,599,034
   Ground lease obligation .......................        1,120,213         1,108,099
   Security deposits .............................        1,477,629         1,173,082
                                                      -------------     -------------
Total liabilities ................................      402,768,690       371,539,171
                                                      -------------     -------------

Commitments and contingencies ....................

Members' equity:
   Membership units, $.01 par value per unit .....          143,035           132,111
   Paid in capital ...............................      201,667,531       181,841,448
   Series A convertible preferred membership units       18,322,550        19,000,000
   Retained earnings/(deficit) ...................         (766,124)         (233,964)
                                                      -------------     -------------
Total members' equity ............................      219,366,992       200,739,595
                                                      -------------     -------------
Total liabilities and members' equity ............    $ 622,135,682     $ 572,278,766
                                                      =============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                          2000             1999             1998
                                                          ----             ----             ----
Revenues:
   Rental income ................................    $ 77,087,349     $ 73,355,970     $ 52,514,859
   Interest and other income ....................       5,363,354        1,319,987        1,108,437
                                                     ------------     ------------     ------------
          Total revenues ........................      82,450,703       74,675,957       53,623,296
                                                     ------------     ------------     ------------
Expenses:
   Property operations and maintenance ..........      18,993,827       18,141,650       13,379,303
   Real estate taxes ............................       8,282,532        7,891,159        5,550,662
   Depreciation and amortization ................      13,215,194       11,701,917        7,387,077
   Property and asset management ................       1,497,279        1,398,399        1,348,552
   Interest .....................................      25,993,982       25,586,242       19,085,016
   General and administrative ...................       9,598,690        8,142,147        3,299,496
                                                     ------------     ------------     ------------
          Total expenses ........................      77,581,504       72,861,514       50,050,106
                                                     ------------     ------------     ------------
Income available before gains on dispositions and
   preferred distributions ......................       4,869,199        1,814,443        3,573,190
Gains on dispositions ...........................         238,829       15,642,149        2,866,183
                                                     ------------     ------------     ------------
Income available for members before preferred
   distributions ................................       5,108,028       17,456,592        6,439,373
Preferred distributions .........................      (1,099,353)      (1,140,000)        (728,333)
                                                     ------------     ------------     ------------
Net income available for members ................    $  4,008,675     $ 16,316,592     $  5,711,040
                                                     ============     ============     ============
Net income per membership unit, basic ...........    $       0.30     $       1.42     $       0.69
                                                     ============     ============     ============
Net income per membership unit, diluted .........    $       0.30     $       1.39     $       0.69
                                                     ============     ============     ============
Weighted average number of membership units
   outstanding, basic ...........................      13,457,410       11,526,864        8,291,273
                                                     ============     ============     ============
Weighted average number of membership units
   outstanding, diluted .........................      14,439,499       12,545,264        8,291,273
                                                     ============     ============     ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            MEMBERSHIP UNITS               PREFERRED
                                            ----------------                PAID-IN
                                          UNITS          AMOUNT             CAPITAL
                                          -----          ------             -------
December 31, 1997 ..............        6,485,508     $      64,855     $  74,030,079
Issuance of membership units in
   connection with contribution
   of assets ...................          468,557             4,686         7,595,309
Additional equity contributions         2,986,260            29,862        48,407,275
Net income .....................               --                --                --
Distributions ..................               --                --                --
                                       ----------     -------------     -------------
December 31, 1998 ..............        9,940,325            99,403       130,032,663
Additional equity contributions,
   net .........................        3,270,756            32,708        51,808,785
Net income .....................               --                --                --
Distributions ..................               --                --                --
                                       ----------     -------------     -------------
December 31, 1999 ..............       13,211,081           132,111       181,841,448
Additional equity contributions,
   net .........................        1,109,108            11,091        19,898,466
Redemption of equity ...........          (16,717)             (167)          (72,383)
Net income .....................               --                --                --
Distributions ..................               --                --                --
                                       ----------     -------------     -------------
December 31, 2000 ..............       14,303,472     $     143,035     $ 201,667,531
                                       ==========     =============     =============


                                        SERIES A
                                       CONVERTIBLE       RETAINED             TOTAL
                                       MEMBERSHIP        EARNINGS/           MEMBERS'
                                         UNITS           (DEFICIT)           EQUITY
                                         -----           ---------           ------
December 31, 1997 ..............    $          --     $      30,209     $  74,125,143
Issuance of membership units in
   connection with contribution
   of assets ...................        19,000,000                --        26,599,995
Additional equity contributions,
   net .........................               --                --        48,437,137
Net income .....................          728,333         5,711,040         6,439,373
Distributions ..................         (728,333)       (3,007,481)       (3,735,814)
                                    -------------     -------------     -------------
December 31, 1998 ..............       19,000,000         2,733,768       151,865,834
Additional equity contributions,
   net .........................               --                --        51,841,493
Net income .....................        1,140,000        16,316,592        17,456,592
Distributions ................         (1,140,000)      (19,284,324)      (20,424,324)
                                    -------------     -------------     -------------
December 31, 1999 ..............       19,000,000          (233,964)      200,739,595
Additional equity contributions,
   net .........................               --                --        19,909,557
Redemption of equity ...........         (677,450)               --          (750,000)
Net income .....................        1,099,353         4,008,675         5,108,028
Distributions ..................       (1,099,353)       (4,540,835)       (5,640,188)
                                    -------------     -------------     -------------
December 31, 2000 ..............    $  18,322,550     $    (766,124)    $ 219,366,992
                                    =============     =============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                             2000             1999              1998
                                                             ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Basic Earnings .....................................    $  5,108,028     $ 17,456,592     $   6,439,373
Adjustments to reconcile basic earnings to net cash
  provided by operating activities:
     Gains on disposal of real estate assets .......        (238,829)     (15,642,149)       (2,866,183)
     Depreciation and amortization .................      13,215,194       11,701,917         7,387,077
     Amortization of deferred financing costs ......       1,943,783        2,826,429         1,672,413
     Deferred rental revenue .......................      (1,321,837)      (1,217,697)       (1,476,178)
     (Increase) decrease in assets:
        Receivables, prepaids and other assets .....        (691,787)          40,372          (851,453)
     Increase in liabilities:
        Accrued expenses and other liabilities .....       2,873,333          777,086         4,828,066
        Security deposits ..........................         304,547          421,848           157,140
                                                        ------------     ------------     -------------
     Net cash provided by operating activities .....      21,192,432       16,364,398        15,290,255
                                                        ------------     ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate assets .................              --      (74,232,052)     (163,082,206)
Acquisitions of and improvements to real estate
assets held for transfer to New Venture ............     (15,145,322)              --                --
Deposit provided by New Venture ....................      11,250,000               --                --
Prepaid acquisition costs ..........................        (608,832)              --        (1,124,579)
Disposal of real estate assets, net of selling
expenses ...........................................       4,562,255       71,957,877         4,561,013
Improvements to real estate assets .................     (56,325,217)     (39,730,980)      (22,066,915)
                                                        ------------     ------------     -------------
     Net cash used in investing activities .........     (56,267,116)     (42,005,155)     (181,712,687)
                                                        ------------     ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loans ...........................              --               --        23,587,620
Proceeds from credit facilities ....................              --               --        67,037,844
Proceeds from mortgage loans .......................      22,371,095       35,645,000                --
Proceeds from unsecured loan .......................              --               --                --
Proceeds from secured senior credit facility .......       6,099,963        5,913,930       207,289,846
Proceeds from secured mezzanine credit facility ....       1,524,991        1,478,482        68,907,482
Repayment of term loans ............................              --               --      (131,512,620)
Repayment of credit facilities .....................              --               --      (106,021,844)
Repayment of mortgage loans ........................        (711,591)        (623,205)         (297,483)
Repayment of unsecured loan ........................              --               --        (4,283,925)
Repayment of secured senior credit facility ........      (1,632,730)     (35,942,780)               --
Repayment of secured mezzanine credit facility .....        (403,462)      (8,985,695)               --
Increase in restricted cash ........................      (3,484,944)      (3,321,274)       (2,174,026)
Deferred financing costs ...........................      (1,431,948)        (183,242)         (578,244)
Preferred distributions ............................      (1,113,093)      (1,140,000)         (437,000)
Member distributions ...............................      (7,610,848)     (16,984,104)               --
Equity contributions, net ..........................      19,909,557       51,841,493        48,437,137
Redemption of equity ...............................        (750,000)              --                --
                                                        ------------     ------------     -------------
Net cash provided by financing activities ..........      32,766,990       27,698,605       169,954,787
                                                        ------------     ------------     -------------
Net (decrease) increase in cash and cash equivalents      (2,307,694)       2,057,848         3,532,355
Cash and cash equivalents, beginning of period .....       8,468,462        6,410,614         2,878,259
                                                        ------------     ------------     -------------
Cash and cash equivalents, end of period ...........    $  6,160,768     $  8,468,462     $   6,410,614
                                                        ============     ============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                             2000             1999              1998
                                                             ----             ----              ----
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest..............................    $ 34,362,662     $ 28,615,307     $  18,296,284
                                                        ============     ============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
Membership units issued in exchange for contribution
of real estate assets...............................                                      $   7,599,995
Series A convertible preferred membership units
  issued in exchange for contribution of real estate
  assets............................................                                         19,000,000

Assumption of mortgage loan.........................                                         68,340,816
Purchase of real estate assets......................                                        (94,940,811)
                                                                                          -------------
                                                                                          $         --
                                                                                          =============
Seller financing - 2nd Mortgage - One Mall..........                     $  2,750,000
Assumption of Mortgage IDS Loan - One Mall..........                        5,015,719
Capitalized Lease Obligation - Airport Park.........                        1,108,099
                                                                         ------------
                                                                         $  8,873,818
                                                                         ============

Seller financing - real estate held for transfer to
New Venture.........................................    $  4,000,000
                                                        ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     Wellsford/Whitehall Group, L.L.C. and subsidiaries (the "Company") was formed in May 1999 by the then members of Wellsford/Whitehall Properties II, L.L.C. ("Properties"). Properties was a joint venture between Wellsford Commercial Properties Trust ("WCPT"), a subsidiary of Wellsford Real Properties, Inc. ("WRP"), WHWEL Real Estate Limited Partnership ("WHWEL"), an affiliate of The Goldman Sachs Group Inc. (the "Whitehall Members"), and the Saracen Members (collectively, the "Properties' Members"). Properties (formerly Wellsford/Whitehall Properties, L.L.C.) was formed on August 28, 1997 as a private real estate investment company. WCPT intends to qualify as a real estate investment trust ("REIT").

     On May 28,  1999,  the  Properties'  Members  assigned  their  interests in
     Properties to the Company and two affiliates of WHWEL contributed two office buildings, located in Warren, NJ with an aggregate value of approximately $7.9 million in exchange for membership units. No other changes occurred in the operations of the owned properties at that time.

     On December 21, 2000, the Company's Members agreed to a number of modifications to the existing operating agreement, and WRP and the Whitehall Members entered into several other agreements. Among other items, WRP and the Whitehall Members agreed to extend their capital commitments to the Company for one year to December 31, 2001 and to provide an aggregate of $10 million of additional financing or preferred equity to the Company through December 2003, if required. An affiliate of the Whitehall Members replaced WCPT as the managing member of the Company. All employees working on Company business were transferred from WRP to WP Commercial, L.L.C. ("WP"), the new management company, which is owned by affiliates of the Whitehall Members and senior management of WP. At the same time, WHWEL transferred part of its interests in the Company to WP. WP will provide management, construction, development and leasing services to the Company based upon an agreed upon fee schedule and will also provide such services to a new venture organized by certain of the Whitehall Members ("New Venture").

     The Company will no longer pay a $600,000 annual administrative fee to WRP after December 31, 2000; however, the Whitehall Members have agreed to separately pay WRP fees for assets sold by the Company equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain hurdles being reached) for each purchase of real estate made by the New Venture or certain other affiliates of the Whitehall Members, until such purchases aggregate $400 million. The Whitehall Members also agreed to return to WRP approximately 2.1 million warrants to purchase common shares of WRP.

     Under the terms of the agreements, it is expected that the Company will not purchase any new real estate assets, except in limited cases, to replace certain assets being sold or assets that compliment presently owned real estate assets. The Members agreed to an orderly disposal of the Company's assets and WCPT and the Whitehall Members agreed to a buy/sell agreement effective after December 31, 2003 with respect to any remaining assets. In connection with the agreements, the Company agreed to transfer to the New Venture three recently acquired assets at costs plus interest. These assets were held solely for the benefit of the New Venture and were acquired for a total of $15.2 million, net of $4 million seller financing on one asset. The assets are shown, net of aggregate deposits of $11.3 million received by the Company in December 2000, on the accompanying Consolidated Balance Sheets as real estate held for transfer to New Venture. The transfer occurred on January 4, 2001 at an aggregate amount of $16.5 million.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     ORGANIZATION AND BUSINESS (CONTINUED)

     On May 15, 1998, 13 office buildings located in suburban Boston with an aggregate value of approximately $148.7 million were contributed to Properties for a combination of cash, Series A convertible preferred membership units and membership units (the "Saracen Transaction"). In connection with this transaction, several shareholders of the Saracen Companies (the "Saracen Members") were issued both Series A convertible preferred membership units and membership units and Properties assumed a mortgage loan on six of the properties aggregating approximately $68.3 million.

     The Company will terminate on December 31, 2045, unless sooner by the written consent of WHWEL, WXI/WWG Realty, L.L.C., W/W Group Holdings, L.L.C., WP and WCPT or by the triggering of the aforementioned buy/sell agreement.

     The Company has sought to acquire commercial properties and create value through adaptive reuse. The Company believes that appropriate well-located commercial properties which are currently underperforming can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring stabilized properties. Effective January 1, 2001, WP became the Manager of the Company on a day-to-day basis; certain major and operational decisions require the consent of the Members.

     As of December 31, 2000, the Company owned and operated 40 office properties totaling approximately 4,953,000 square feet, including approximately 1,522,000 square feet under renovation. The properties are located in Northern New Jersey (19), Downtown and Suburban Boston (17), and Suburban Baltimore and Washington, DC (4).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and Properties and its wholly owned subsidiaries for their respective periods of ownership. All significant inter-company accounts and transactions among the Company and Properties and their subsidiaries have been eliminated in consolidation.
     CASH AND CASH EQUIVALENTS. The Company considers all demand and money market accounts and short-term investments in government funds with an original maturity of three months or less when purchased to be cash and cash equivalents.
     RESTRICTED CASH. Restricted cash primarily consists of debt service reserve balances.
     REAL ESTATE AND DEPRECIATION. Real estate assets are stated at cost. Costs directly related to the acquisition and improvement of real estate are capitalized, including the purchase price, legal fees, acquisition costs, interest, property taxes and other operational costs during the period of development and until the lease up of the acquired development properties. Ordinary repairs and maintenance items are expensed as incurred. Replacements and betterments are capitalized and depreciated over their estimated useful lives. Tenant improvements and leasing commissions are capitalized and amortized over the terms of the related leases. Depreciation is computed over the expected useful lives of the depreciable property on a straight-line basis, principally 40 years for commercial properties and 5 to 12 years for furnishings and equipment. Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 has not had an impact on the accompanying consolidated financial statements.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEFERRED COSTS. Deferred costs consist primarily of costs incurred to obtain financing. Such deferred financing costs are amortized over the expected term of the respective agreements; such amortization is included in interest expense in the accompanying Consolidated Statements of Income. FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents and long-term debt. The Company believes that the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. In addition, the Company believes that the carrying values of its senior secured credit facility, its secured mezzanine credit facility and certain mortgages approximate fair values because such debt consists of variable rate debt that reprices frequently. The Company believes that the carrying values of the remainder of the mortgage loans approximate fair values based upon various market data analysis.
     INTEREST RATE PROTECTION AGREEMENT. To limit the impact of certain changes in interest rates on its long-term debt, the Company entered into an interest rate protection agreement. This agreement limits the variable interest rate that can be charged on a notional amount of long-term debt. Amounts paid for this agreement are amortized over the term of the agreement and are included in interest expense. The fair value of the interest rate protection agreement and changes in the fair value as a result of changes in market interest rate are not recognized in the accompanying financial statements.
     INTEREST RATE SWAP AGREEMENT. To reduce the impact of certain changes in interest rates on its long-term debt, the Company entered into an interest rate swap agreement during 1998. This agreement involved the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is settled quarterly and recognized as an adjustment to interest expense (the accrual accounting method). The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rate are not recognized in the accompanying consolidated financial statements. There have been no gains or losses on the interest-rate swap agreement in 2000, 1999 or 1998. The swap agreement expired in 2000.
     PROFIT AND REVENUE RECOGNITION. Sales of real estate assets are recognized at closing, subject to the receipt of down payments and other requirements in accordance with applicable accounting guidelines. Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases.
     INCOME TAXES. The Company is a limited liability company as were the predecessor companies. In accordance with the tax law regarding such entities, each of the Company's membership unit holders is responsible for reporting their share of the Company's taxable income or loss on their separate tax returns. Accordingly, the Company has recorded no provision for Federal, state or local income taxes.
     PER UNIT DATA. Net income per membership unit is computed based upon the weighted average number of membership units outstanding during the period. The assumed conversion of the Series A convertible preferred membership units is dilutive in 1999, and anti-dilutive in 2000 and 1998.
     ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. In June1999, SFAS No. 137--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 (AN AMENDMENT OF FASB STATEMENT NO. 133) was issued. SFAS No. 137 extended the required date of adoption of SFAS No. 133 to the fiscal year beginning June 15, 2000. Although SFAS No. 137 permits early adoption, the Company will adopt SFAS No. 133 effective January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its results of
     operations    or    financial    position.
     RECLASSIFICATIONS. Certain reclassifications have been made to the prior period presentation to conform with the current year.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   COMMERCIAL PROPERTIES

     The Company owns the following commercial properties at December 31, 2000 and 1999:


     Properties Collateralizing Bank Facility*
     -----------------------------------------

     (amounts in thousands, except square foot amounts)
                                                                                      YEAR            GROSS INVESTMENT
                                                       SQUARE FEET (UNAUDITED)     CONSTRUCTED/       ----------------
                                                       -----------------------    REHABILITATED            (000s)
           PROPERTY                 LOCATION              2000         1999        (UNAUDITED)        2000        1999
           --------                 --------              ----         ----        -----------        ----        ----
Pointview Corporate Center...   Wayne, NJ               564,000      515,000        1976/1998      $  45,551   $  38,935
1800 Valley Road.............   Wayne, NJ                56,000       56,000          1980             5,520       4,070
Greenbrook Corporate Center..   Fairfield, NJ           201,000      201,000          1987            25,370      24,617
Chatham Executive Center.....   Chatham, NJ              63,000       63,000        1972/1997         10,898      10,840
300 Atrium Drive.............   Somerset, NJ            150,000      150,000          1983            19,214      18,976
400 Atrium Drive.............   Somerset, NJ            355,000      355,000          1985            35,395      35,519
500 Atrium Drive.............   Somerset, NJ            169,000      169,000          1984            21,144      21,239
700 Atrium Drive.............   Somerset, NJ            181,000      181,000          1985            18,167      18,167
Mountain Heights Center I....   Berkeley Hts, NJ        183,000      183,000     1968/1986/1998       25,700      25,544
Mountain Heights Center II...   Berkeley Hts, NJ        123,000      115,000     1968/1986/2000       21,775      18,086
Morris Technology Center.....   Parsippany, NJ          257,000      244,000     1963/1977/2000       32,170      14,757
600 Atrium Drive (land)......   Somerset, NJ                N/A          N/A           N/A             2,651       2,336
Garden State Exhibit Center .   Somerset, NJ             82,000       82,000        1968/1989          6,159       5,841
150 Wells Avenue.............   Newton, MA               11,000       11,000          1987             1,292       1,273
72 River Park................   Needham, MA              22,000       22,000          1983             2,638       2,630
70 Wells Avenue..............   Newton, MA               29,000       29,000          1979             3,930       3,930
160 Wells Avenue.............   Newton, MA               19,000       19,000        1970/1997          3,416       3,421
2331 Congress Street.........   Portland, ME             24,000       24,000          1980             2,158       2,158
60/74 Turner Street..........   Waltham, MA              16,000       16,000          1970             2,154       2,153
100 Wells Avenue.............   Newton, MA               21,000       21,000          1978             2,556       2,548
333 Elm Street ..............   Dedham, MA               48,000       48,000          1983             5,958       5,836
Dedham Place.................   Dedham, MA              160,000      160,000          1987            27,328      27,190
128 Technology Center........   Waltham, MA             218,000      218,000          1986            36,250      36,186
201 University Avenue........   Westwood, MA             82,000       82,000          1982            10,363      10,227
7/57 Wells Avenue............   Newton, MA               88,000       88,000          1982            12,407      12,390
75/85/95 Wells Avenue........   Newton, MA              242,000      242,000        1976/1986         41,559      40,315
117 Kendrick Street..........   Needham, MA             210,000      209,000        1963/2000         30,511      22,247
Shattuck Office Center.......   Andover, MA              63,000       63,000          1985             7,833       7,646
180/188 Mt Airy Road.........   Basking Ridge, NJ       104,000      104,000          1980            16,101      15,782
377/379 Campus Drive.........   Franklin Twp, NJ        199,000      199,000          1984            23,309      22,934
6301 Stevens Forest Lane.....   Columbia, MD                N/A       38,000          1980               N/A       4,519
One Mall North...............   Columbia, MD             97,000       97,000        1978/1998         11,504      10,733
105 Challenger Road..........   Ridgefield Park, NJ     147,000      147,000           1992           21,231      21,002
                                                      ---------    ---------                      ----------  ----------
                                                      4,184,000    4,151,000                      $  532,212  $  494,047
                                                      ---------    ---------                      ----------  ----------


               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMERCIAL PROPERTIES (CONTINUED)


     Properties Collateralizing Other Mortgages or Unencumbered
     ----------------------------------------------------------

                                                                                      YEAR            GROSS INVESTMENT
                                                       SQUARE FEET (UNAUDITED)     CONSTRUCTED/       ----------------
                                                       -----------------------    REHABILITATED            (000s)
           PROPERTY                 LOCATION              2000         1999        (UNAUDITED)        2000        1999
           --------                 --------              ----         ----        -----------        ----        ----
150 Mount Bethel Road........   Warren, NJ              129,000      129,000           1981       $    8,056  $    8,037
79 Milk Street...............   Boston, MA               64,000       64,000      1920/1998/2000      13,224      10,408
24 Federal Street............   Boston, MA               68,000       68,000      1921/1997/2000      19,806      13,895
McDonough Crossroads.........   Owings Mills, MD         32,000       32,000           1988            3,840       3,893
Airport Park.................   Hanover Twp, NJ          96,000       96,000           1979           12,503      12,554
Airport Park-Land**..........   Hanover Twp, NJ             N/A          N/A           N/A             2,354       2,089
Oakland Ridge................   Columbia, MD            144,000      144,000           1972            4,179       3,962
401 North Washington.........   Rockville, MD           236,000      236,000           1972           23,479      19,917
                                                      ---------    ---------                      ----------  ----------
                                                        769,000      769,000                          87,441      74,755
                                                      ---------    ---------                      ----------  ----------
Total Commercial Properties..                         4,953,000    4,920,000                      $  619,653  $  568,802
                                                      =========    =========                      ==========  ==========


     *In addition, 333 Elm Street, Dedham Place, 128 Technology Center, 201 University Avenue, 7/57 Wells Avenue and 75/85/95 Wells Avenue are also encumbered by the Nomura Loan.
     **Unencumbered.

     No individual tenant aggregated greater than 11% of rental revenue in 2000 or 7% in 1999.

     The Company capitalizes interest related to buildings under renovation to the extent such assets qualify for capitalization. Total interest incurred and capitalized was $33,004,102 and $8,953,903, $28,627,209 and $5,867,396
     and $20,385,672 and $2,973,069 respectively, for the years ended December 31, 2000, 1999 and 1998.

     The Company sold the following buildings and properties:


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                        2000           1999           1998
                                                                        ----           ----           ----
     Number of buildings (including a small land parcel in 1999)              1              4              1
                                                                    ===========    ===========    ===========
     Net sales proceeds (approximate) ..........................    $ 4,562,000    $71,958,000    $ 4,561,000
                                                                    ===========    ===========    ===========
     Gains on sales ............................................    $   238,829    $15,642,149    $ 2,866,183
                                                                    ===========    ===========    ===========



4.   LEASES

     Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     LEASES (CONTINUED)

     Non-cancelable operating leases with tenants expire on various dates through 2016. The future minimum lease payments to be received under leases existing as of December 31, 2000, are as follows:

(amounts in thousands)

                                                 PROPERTIES COLLATERALIZING
                                                 --------------------------
FOR THE YEARS ENDED DECEMBER 31,     TOTAL       BANK FACILITY        OTHER
--------------------------------     -----       -------------        -----
     2001................         $  74,433       $   62,845       $  11,588
     2002................            68,671           54,958          13,713
     2003................            64,363           51,046          13,317
     2004................            48,128           35,586          12,542
     2005................            40,004           27,725          12,279
     Thereafter..........           153,504           68,657          84,847
                                  ---------       ----------      ----------
     Total...............         $ 449,103       $  300,817      $  148,286
                                  =========       ==========      ==========

     The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses which amounted to approximately $7,895,000, $6,543,000 and $4,878,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts have been included in rental income in the accompanying consolidated statements of income.

5.   GROUND LEASES

     The leasehold  interests in two buildings  totaling 291,000 square feet and
     15.22 acres of developable land are subject to ground leases. At December 31, 2000, aggregate future minimum rental payments under the leases which expire in October 2066, April 2077 and January 2084, are as follows:

     (amounts in thousands)

       FOR THE YEARS ENDED DECEMBER 31,              AMOUNT
       --------------------------------              ------
     2001................................          $     215
     2002................................                216
     2003................................                218
     2004................................                231
     2005................................                233
     Thereafter.........................              28,093
                                                   ---------
     Total...............................          $  29,206
                                                   =========

6.   LONG TERM DEBT

     The Company's long-term debt consisted of the following:

     (amounts in thousands)


                                                                              DECEMBER 31,
                                                                              ------------
                      DEBT                        MATURITY DATE           2000            1999
                      ----                        -------------           ----            ----
     Secured Senior Credit Facility.......        December 2001       $  181,728      $  177,261
     Secured Mezzanine Credit Facility....        December 2001           62,522          61,400
     Nomura Loan..........................        February 2027           66,863          67,469
     Other Mortgage Loans.................     May 2002 - May 2019        69,627          43,362
                                                                      ----------      ----------
                                                                      $  380,740      $  349,492
                                                                      ==========      ==========


               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     LONG TERM DEBT (CONTINUED)

     The Company's transactions described in Note 1 were funded primarily by capital contributions from WCPT and Whitehall, by approximately $47.6 million in debt which encumbered certain of the properties contributed by Whitehall (the "Atrium Loan") which was assumed by the Company, and by a mortgage ("Mortgage") between the Company and WRP. The Atrium Loan was repaid in 1997.

     Pursuant to an unsecured loan, WRP had agreed to loan the Company up to approximately $86.3 million bearing interest at LIBOR + 3.00% until November 1997 and at LIBOR + 4.00% until maturity in June 1998 (the "Unsecured Loan"). This loan was repaid in June 1998. Interest expense on the Unsecured Loan was $145,321in 1998.

     In December 1997, the Company obtained a $375 million loan facility (the "Prior Bank Facility") consisting of a secured term loan facility ("Secured Term Loan") of up to $225 million and a secured revolving credit facility ("Secured Revolving Credit Facility") of up to $150 million. The term loan facility bore interest at LIBOR + 1.60% and had a term of four years; the revolving credit facility bore interest at LIBOR + 2.50% and had a term of three years. Interest expense on the Prior Bank Facility was $7,456,062 in 1998.

     In July 1998, the Company modified the Prior Bank Facility with Fleet National Bank and Goldman Sachs Mortgage to provide for a secured senior credit facility ("Secured Senior Credit Facility") of up to $300 million and a secured mezzanine credit facility ("Secured Mezzanine Credit Facility") of up to $75 million (collectively, the "Bank Facility"). The loans bear interest at LIBOR + 1.65% and LIBOR + 3.20%, respectively, and are now due on December 15, 2001 after a one year extension granted under the terms of the existing agreements, in December 2000. The proceeds from the Bank Facility were used to repay amounts outstanding under the Prior Bank Facility. No additional amounts can be borrowed under the Bank Facility after March 31, 2001. Interest expense on the Secured Senior Credit Facility and the Secured Mezzanine Credit Facility was $14,929,905 and $6,122,440, respectively, in 2000, $15,293,524 and $6,088,260, respectively, in 1999 and $6,643,428 and $2,697,381, respectively, in 1998. The 30-day LIBOR rate was 6.57% 6.30% and 4.94% at December 31, 2000, 1999 and 1998, respectively.

     WCPT and WHWEL each have made limited guarantees of the Bank Facility on behalf of the Company. WCPT and WHWEL each have guaranteed joint and severally up to a 50% share of the principal amount of $24.5 million and 50% share of interest on the $375 million term and mezzanine loans in the event of certain defaults or non-compliance by the Company.

     In connection with the Saracen transaction, the Company assumed a mortgage loan held by Nomura Asset Capital Corporation in the original amount of approximately $68.3 million (the "Nomura Loan"). The loan bears interest at a rate of 8.03% and requires monthly payments of principal and interest until maturity in February 2027.

     During 2000 and 1999, the Company obtained eight mortgages to acquire and improve eight properties including one second mortgage provided by the seller on one property (the "Other Mortgage Loans"). The interest rates on the Other Mortgage Loans range from LIBOR + 2.05% to 10.50% and the maturity dates range from May 30, 2002 to May 31, 2019.

     The Company has guaranteed the completion of the renovation of one of the properties encumbered by one of the mortgage loans and has agreed to indemnify the lender, Provident Bank of Maryland, from any losses resulting from the failure to complete the renovation.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     LONG TERM DEBT (CONTINUED)

     The Bank Facility and the Nomura Loan contain various customary covenants including the ratio of liabilities to assets, debt service coverage, minimum equity, and the amount of distributions that can be paid to Members among other covenants. As of December 31, 2000 and 1999, the Company was in compliance with the terms of covenants under all loan agreements.

     The aggregate maturities for the Company's long-term debt obligations for each of the next five years and thereafter are as follows:


(amounts in thousands)
                                                   ASSUMED
                                                   BY NEW
                                                   VENTURE
                                                    UPON        SECURED       SECURED
                                                  TRANSFER      SENIOR       MEZZANINE                    OTHER
                                                   TO NEW       CREDIT        CREDIT      NOMURA         MORTGAGE
FOR THE YEARS ENDED DECEMBER 31,     TOTAL         VENTURE     FACILITY      FACILITY      LOAN            LOANS
--------------------------------     -----         -------     --------      --------      ----            -----
     2001.................         $ 249,170      $  4,000     $ 181,728     $  62,522   $     674      $     246
     2002.................            30,832            --            --            --         731         30,101
     2003.................            28,837            --            --            --         793         28,044
     2004.................             3,741            --            --            --         844          2,897
     2005.................             1,091            --            --            --         931            160
     Thereafter...........            67,069            --            --            --      62,890          4,179
                                   ---------      --------     ---------     ---------   ---------      ---------
     Total................         $ 380,740      $  4,000     $ 181,728     $  62,522   $  66,863      $  65,627
                                   =========      ========     =========     =========   =========      =========

     To reduce the impact of certain changes in interest rates on its long-term debt, the Company entered into two interest rate protection agreements and an interest rate swap agreement. One interest rate protection agreement caps LIBOR at 7.50% for up to $300 million through March 15, 2001 and for up to $200 million through May 15, 2001. The other interest rate protection agreement capped LIBOR at 7.69% for up to $64 million through June 15, 2000. The interest rate swap agreement fixed LIBOR at 5.90% for up to $220 million until May 15, 2000. The cost of these interest rate protection agreements is being amortized over their lives. The amortization of the interest rate protection agreements and the net settlement amount of the interest rate swap agreement, which is recorded as an adjustment to interest expense in 2000, 1999 and 1998, aggregated approximately $416,000, $1,354,000 and $459,000, respectively.

7.   TRANSACTIONS WITH AFFILIATES

     In connection with the formation of the Company in 1997 and the new capital commitment from Whitehall in 1999, WRP issued warrants to Whitehall to purchase a total of 2,128,098 shares of WRP's common stock at an exercise price of $24.20 per share, payable in cash or in exchange for membership units of the Company. These warrants were not exercised and were surrendered on December 21, 2000, pursuant to the agreements discussed in
     Note 1.

     Under the terms of the joint venture, WCPT, as managing member of the Company, was entitled to an administrative fee of $600,000 per year for the reimbursement of salaries and costs incurred relating to the operation of the Company through December 31, 2000. Such fees were $600,000 in each of the years ended December 31, 2000 and 1999, respectively, and $300,000 for the year ended December 31, 1998.

     The Company earned interest income of approximately $675,000 in 2000 at LIBOR + 4.00% based upon the total investment in the three real estate assets transferred to the New Venture on January 4, 2001, as discussed in
     Note 1.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     TRANSACTIONS WITH AFFILIATES (CONTINUED)

     The Company incurred aggregate interest to WRP on short-term advances during the years ended December 31, 2000 and 1999 of approximately $703,000 and $517,000, respectively. The interest rate charged was LIBOR + 5.00%.

     An affiliate of Whitehall performed asset management services for the Company for which the Company incurred fees of approximately $133,000 for the year ended December 31, 1998. This contract expired February 25, 1998.

     Affiliates of the Saracen Members performed asset management and property management services for the Company. These fees amounted to approximately $649,000 for the year ended December 31, 1998. Fees paid during 1999 amounted to $495,000 which included asset management fees through January 21, 1999, when the asset management agreement was terminated. Upon termination, the Company agreed to pay $1 million in 2004, plus quarterly interest at 10% per annum paid currently. Property management fees amounted to approximately $528,000 for the year ended December 31, 2000.

     At December 31, 2000, the Company has approximately $978,000 of receivables from its Members or their affiliates, which amount is included in receivables, prepaids and other assets on the accompanying consolidated balance sheets. At December 31, 1999, the Company had aggregate accrued expenses and other liabilities of approximately $463,000 due to Members or affiliated companies for unpaid fees, interest and other items.

     Affiliates of the Saracen Members lease space at 7/57 Wells Avenue. Revenue related to these leases for the years ended December 31, 2000, 1999 and 1998, amounted to $44,826, $43,650 and $67,572, respectively.

     Also, as part of the agreements described in Note 1, the Company entered into arrangements with WP beginning January 1, 2001, to pay for development, construction and leasing fees based upon a schedule of rates for each geographic area the Company operates in, as well as an administrative cost and expense management fee equal to 93 basis points of an agreed upon initial aggregate asset value of $700 million of the Company's real estate assets. The fee will be reduced six months after any asset is sold pursuant to an agreed upon formula. As part of the agreements described in Note 1, the Company entered into lease agreements with WP for office space at three buildings owned by the Company; such agreements provide for minimum annual lease payments aggregating approximately $323,000 beginning January 1, 2001.

     See Notes 1, 6 and 9 for additional related party interest information.

8.   MEMBERS' EQUITY

     WRP, through WCPT, and WP are entitled to receive incentive compensation, payable out of distributions, made by the Company to WCPT and the Whitehall members (the "Promote") after return of capital and minimum annual returns of at least 15% to 17.5% on such capital balances to WCPT and Whitehall (as defined in the Company's Operating Agreement). To date, neither WRP nor WP have earned or received any distribution of the Promote.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     MEMBERS' EQUITY (CONTINUED)

     At December 31, 2000, WCPT and the Whitehall entities have committed to make additional equity contributions through December 31, 2001, of approximately $8,468,000 and $47,249,000 respectively, for new acquisitions, renovations and working capital. Also, WCPT or WRP and the Whitehall Members have agreed to contribute an aggregate of $10 million on a revolving, as needed basis ("Revolving Equity") through December 31, 2003. This Revolving Equity accrues dividends at a rate of LIBOR + 5.00% and is subordinate to the Series A convertible preferred equity, but is senior to the membership units.

     At the formation of the Company, 2,505,000 membership units were issued to WCPT, representing its 50.1% interest, and 2,495,000 units were issued to Whitehall, representing its 49.9% interest. Subsequently, an additional 3,168,000 and 5,684,000 units were issued to WCPT and Whitehall (210,000 and 900,000, respectively, in 2000), respectively, in connection with net additional capital contributions used to fund acquisitions and renovations. The Members have established a price of $18.00 for membership units contributed after October 2000, subject to adjustment as returns of capital are made.

     In connection with the Saracen Transaction, 468,557 membership units and 760,000 Series A convertible preferred membership units were issued to the Saracen Members. The membership units were issued at a price of $16.22 per membership unit. The Series A convertible preferred membership units are convertible into membership units at a price of $18.65 per membership unit. These units also provide for cumulative dividend payments of the greater of
     (a) 6% or (b) the dividend payable to membership unit holders, calculated on an as converted basis, payable quarterly in arrears, and have a liquidation preference of $25.00 per Series A convertible preferred membership unit plus accrued and unpaid distributions. In February 2000, the Company redeemed the 16,717 membership units and 27,098 Series A convertible preferred membership units held by one of the Saracen members for an aggregate amount of $750,000.

     The number of membership units issued and outstanding are as follows:

                                                 DECEMBER 31,
                                                 ------------
                                      2000          1999         1998
                                      ----          ----         ----
     WCPT......................     5,673,012     5,463,413    4,744,028
     Whitehall.................     8,178,620     7,279,111    4,727,740
     Saracen Members...........       451,840       468,557      468,557
                                   ----------    ----------    ---------
     Total.....................    14,303,472    13,211,081    9,940,325
                                   ==========    ==========    =========

     Distributions of $3,007,481 were declared on November 19, 1998 to membership unit holders on record as of that date. These distributions were paid during the first quarter 1999. During 2000 and 1999, additional distributions of $4,540,834 and $19,284,324, respectively, were declared, of which $2,253,520 and $5,323,534 remained unpaid at December 31, 2000 and 1999, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     Under the terms of the Company's joint venture agreement, Whitehall may require the Company to sell any and all of its properties to an independent third party purchaser, subject to certain restrictions. In addition, Whitehall may trigger the sale of the Pointview project to either WCPT or Whitehall, subject to certain conditions. Subsequent to December 31, 2003, Whitehall may trigger the sale of all of the Company's membership units or remaining assets to either WCPT or Whitehall, subject to certain conditions.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2000, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's consolidated financial condition, consolidated results of operations or consolidated cash flows.

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

     See Notes 1, 6 and 7 for additional commitments and contingencies.

10.  SUBSEQUENT EVENTS (UNAUDITED)

     In November 2000, the Company executed an agreement to sell five properties located in suburban Boston, totaling 102,000 SF, for $18 million. The sale was completed in February 2001. The Company is also negotiating a contract to sell one property located in Portland, Maine, acquired in the same transaction as the five properties, for approximately $1.6 million. Such transaction is expected to close during the second quarter of 2001. These transactions should result in a net gain of approximately $3.6 million.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
             (amounts in thousands, except square footage and units)



                                                                                                                     COST
                                                                                       INITIAL COST               CAPITALIZED
                                                    UNITS/                    -------------------------------      SUBSEQUENT
                                DATE       YEAR     SQUARE    DEPRECIABLE              BUILDING AND                   TO
         DESCRIPTION          ACQUIRED     BUILT     FEET        LIFE         LAND     IMPROVEMENTS     TOTAL     ACQUISITION
         -----------          --------     -----     ----        ----         ----     ------------     -----     -----------
DEVELOPMENT
 Blue Ridge -
  Garden Apts                   Dec-
  Denver, CO ................   1997       1997        456     27.5 yrs    $   5,225    $  36,339    $  41,564    $     116
 Red Canyon -
  Garden Apts                   Nov-
  Denver, CO ................   1998       1998        304     27.5 yrs        5,060       28,844       33,904         (196)
 Silver Mesa -
  Garden Apts                   Dec-
  Denver, CO ................   2000       2000        136     27.5 yrs        3,343       18,959       22,302           --
                                                   -------                 ---------    ---------    ---------    ---------
TOTAL DEVELOPMENT ...........                          896                    13,628       84,142       97,770          (80)
                                                   =======                 ---------    ---------    ---------    ---------
OFFICE, RETAIL
  AND INDUSTRIAL ............
 Bradford Plaza -
  Retail                        Feb-
  W Chester, PA .............   1998       1990    123,885       40 yrs        1,692        9,628       11,320          266
Miscellaneous Investments
 Five properties-               Feb-
 Office/Industrial ..........   1998       Var.    358,385       40 yrs        2,200       13,567       15,767        2,883
                                                   -------                 ---------    ---------    ---------    ---------
TOTAL OFFICE, RETAIL AND
  INDUSTRIAL ................                      482,270                     3,892       23,195       27,087        3,149
                                                   =======                 ---------    ---------    ---------    ---------
TOTAL .......................                                              $  17,520    $ 107,337    $ 124,857    $   3,069
                                                                           =========    =========    =========    =========


                                             TOTAL COST
                                   -------------------------------       PROVISION
                                            BUILDING AND                    FOR                    ACCUMULATED
         DESCRIPTION               LAND     IMPROVEMENTS     TOTAL      IMPAIRMENT        NET     DEPRECIATION   ENCUMBRANCE
         -----------               ----     ------------     -----      ----------        ---     ------------   -----------
DEVELOPMENT
 Blue Ridge -
  Garden Apts
  Denver, CO ................   $   5,225    $  36,455    $  41,680     $      --     $  41,680    $   3,976    $   33,354
 Red Canyon -
  Garden Apts
  Denver, CO ................       5,060       28,648       33,708            --        33,708        2,171        26,370
 Silver Mesa -
  Garden Apts
  Denver, CO ................       3,343       18,959       22,302            --        22,302          173        32,000 (A)
                                ---------    ---------    ---------     ---------     ---------    ---------    ----------
TOTAL DEVELOPMENT ...........      13,628       84,062       97,690            --        97,690        6,320        91,724
                                ---------    ---------    ---------     ---------     ---------    ---------    ----------
OFFICE, RETAIL
  AND INDUSTRIAL ............
 Bradford Plaza -
  Retail
  W Chester, PA .............       1,692        9,894       11,586         1,150 (B)    10,436          703            -- (C)
Miscellaneous Investments
 Five properties-
 Office/Industrial ..........       2,200       16,450       18,650         3,575 (B)    15,075        1,225            -- (C)
                                ---------    ---------    ---------     ---------     ---------    ---------    ----------
TOTAL OFFICE, RETAIL AND
  INDUSTRIAL ................       3,892       26,344       30,236         4,725        25,511        1,928            -- (C)
                                ---------    ---------    ---------     ---------     ---------    ---------    ----------
TOTAL .......................   $  17,520    $ 110,406    $ 127,926     $   4,725     $ 123,201    $   8,248    $   91,724
                                =========    =========    =========     =========     =========    =========    ==========

----------

(A) Debt is also collateralized by the condominium portion of the project with a carrying amount of $21,850; individual units are currently held for sale.
(B) Provision for impairment relates to excess of carrying amounts over estimated individual net sale prices of assets held for sale.
(C) Properties were cross-collateralized and encumbered by a $28,000 mortgage which was repaid in December 2000.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:


                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                   2000              1999          1998
                                                   ----              ----          ----
REAL ESTATE
   Balance at beginning of period............   $  135,418        $  134,239    $   41,564
   Additions:
      Acquisitions and transfers from
         construction in progress............       22,302             7,238       156,533
      Capital improvements...................        1,993             1,179           136
                                                ----------        ----------    ----------
                                                   159,713           142,656       198,233
   Less:
      Provision for impairment...............       (4,725)
      Cost of real estate sold...............      (31,787)           (7,238)      (63,994)
                                                ----------        ----------    ----------
   Balance at end of period..................   $  123,201 (A)    $  135,418    $  134,239
                                                ==========        ==========    ==========
ACCUMULATED DEPRECIATION
   Balance at beginning of period............   $    6,584        $    2,707    $      --
   Additions:
      Charged to operating expense...........        4,198             3,877         2,707
                                                ----------        ----------    ----------
                                                    10,782             6,584         2,707
    Less:
      Accumulated depreciation on real estate
         sold................................        2,534                --            --
                                                ----------        ----------    ----------
    Balance at end of period.................   $    8,248 (A)    $    6,584    $    2,707
                                                ==========        ==========    ==========

----------

(A) The aggregate depreciated cost for federal income tax purposes was approximately $967,000 greater at December 31, 2000.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                   SCHEDULE IV
                          MORTGAGE NOTES ON REAL ESTATE
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)



         NOTES RECEIVABLE               TYPE OF SECURITY   INTEREST RATE      MATURITY DATE       PAYMENT TERMS
         ----------------               ----------------   -------------      -------------       -------------
277 Park Loan ...................            Office (B)           12.00%         May 2007 (C)        Interest Only
Safeguard Credit Facility (D) ...  Storage Facility (E)    LIBOR + 4.00%       April 2001            Interest Only
Patriot Loan ....................            Office (G)    LIBOR + 4.75%        July 2002            Interest Only
Guggenheim Loan .................                   (H)            8.25%    December 2005     Principal & Interest (I)
Other ...........................           Various             Various           Various                  Various

TOTAL ..........................

                                                                                 TOTAL
                                   CARRYING                                    PRINCIPAL
                                    AMOUNT                                     SUBJECT TO
                                   OF PRIOR                      CARRYING      DELINQUENT
         NOTES RECEIVABLE            LIENS      FACE AMOUNT      AMOUNT (A)     PAYMENTS
         ----------------            -----      -----------      ----------     --------
277 Park Loan ................... $ 327,004      $ 25,000       $  25,000       $    --
Safeguard Credit Facility (D) ...        --         2,900 (F)       2,900            --
Patriot Loan ....................    73,668         5,000           5,000            --
Guggenheim Loan .................        --         4,128           4,128            --
Other ...........................        --           948             796            19
                                  ---------      --------       ---------       -------
TOTAL ..........................  $ 400,672      $ 37,976       $  37,824 (J)   $    19
                                  =========      ========       =========       =======

----------


(A) The aggregate carrying amount for federal income tax purposes is equal to the total face amount reflected in this schedule.

(B) This loan is secured by certain equity interests in an entity which owns a 52-story, approximately 1.75 million square foot office building in New York, NY.
(C) This loan precludes prepayments until May 2003. From May 2003 to April 2006, a prepayment penalty based on a yield maintenance formula (as defined in the related documents) is applicable. From May 2006 to maturity, no prepayment penalty is applicable. The prior lien amount includes only mortgage obligations.
(D) The outstanding balance of $2,900 was paid in full and the Safeguard Credit Facility was terminated on January 30, 2001.
(E) This loan is secured by first mortgage liens on 2 self-storage facilities totaling 141,721 square feet located in Marrero and New Orleans, LA. (F) The maximum balance of the Company's portion of this facility is $20,000.
(G) This loan is secured by a fee interest in an office property totaling 607,668 square feet located in Boston, MA.
(H) This loan is secured by an equity interest in The Liberty Hampshire Company, L.L.C.
(I) This loan has scheduled annual principal and interest payments (as defined in the related documents).
(J)  Reconciliation of carrying amount:
            Balance at January 1, 1998.........   $   105,632
            Additions:
               New loans.......................        40,604
               Funding of credit facilities....        33,305
               Amortization of discount........           410
            Deductions:
               Collection of principal.........       (55,244)
                                                  -----------
            Balance at January 1, 1999.........       124,707
            Additions:
               New loans.......................        49,295
               Amortization of discount........           217
            Deductions:
               Collection of principal.........      (112,741)
               Contributions for joint venture
                 interests......................      (24,218)
                                                  -----------
            Balance at January 1, 2000.........        37,260
            Additions:
               New loans.......................        32,961
               Amortization of discount........            12
            Deductions:
               Collection of principal.........
                                                      (32,409)
                                                  -----------
            Balance at December 31, 2000.......   $    37,824
                                                  ===========
