Form 10-Q
period 2001-03-31
WELLSFORD REAL PROPERTIES INC
filed 2001-05-04
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

Commission file number                             001-12917
                        --------------------------------------------------------

                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                 13-3926898
-------------------------------------    ---------------------------------------
  (State of other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)

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

                          Yes  X     No
                             -----     -----

The number of the Registrant's shares of Common Stock outstanding was 8,352,843 as of May 3, 2001 (including 169,903 shares of Class A-1 Common Stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                and December 31, 2000........................................3

           Consolidated Statements of Income (unaudited) for the Three Months
                Ended March 31, 2001 and 2000................................4

           Consolidated Statements of Cash Flows (unaudited) for the
                Three Months Ended March 31, 2001 and 2000...................5

           Notes to Consolidated Financial Statements (unaudited)............6

  Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......22

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings................................................23

  Item 6.  Exhibits and Reports on Form 8-K.................................23

  Signatures................................................................24

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2001             2000
                                                                                            ----             ----
                                                                                         (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land ...........................................................................    $  15,538,701     $  17,519,701
   Buildings and improvements .....................................................       98,483,582       110,405,567
                                                                                       -------------     -------------
                                                                                         114,022,283       127,925,268
   Less:
      Accumulated depreciation ....................................................       (8,111,232)       (8,248,184)
      Impairment reserve relating to assets held for sale .........................       (3,570,797)       (4,725,000)
                                                                                       -------------     -------------
                                                                                         102,340,254       114,952,084
   Residential units available for sale ...........................................       17,512,872        21,849,581
   Construction in progress .......................................................       23,061,265        22,229,368
                                                                                       -------------     -------------
                                                                                         142,914,391       159,031,033
Notes receivable ..................................................................       35,421,448        37,824,291
Investment in joint ventures ......................................................      123,556,022       120,969,017
                                                                                       -------------     -------------
Total real estate assets ..........................................................      301,891,861       317,824,341

Cash and cash equivalents .........................................................       35,242,858        36,368,706
Restricted cash ...................................................................        8,630,593         9,921,506
Prepaid and other assets ..........................................................       10,930,241        11,655,024
                                                                                       -------------     -------------
Total assets ......................................................................    $ 356,695,553     $ 375,769,577
                                                                                       =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable .........................................................    $  98,772,136     $ 104,403,970
   Credit facility ................................................................               --        12,000,000
   Accrued expenses and other liabilities .........................................       11,639,364        15,152,759
                                                                                       -------------     -------------
Total liabilities .................................................................      110,411,500       131,556,729
                                                                                       -------------     -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP
   Convertible Trust I, holding solely 8.25% junior subordinated debentures of
   Wellsford Real Properties, Inc. ("Convertible Trust Preferred Securities") .....       25,000,000        25,000,000
Minority interest .................................................................        3,322,138         3,230,499

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock, $.01 par value per share,
      2,000,000 shares authorized, no shares issued and outstanding ...............               --                --
   Common  stock, 98,825,000 shares authorized, $.02 par value per
      share - 8,181,720 and 8,180,475 shares issued and outstanding ...............          163,634           163,610
   Class A-1 common stock,  175,000 shares authorized,  $.02 par value
      per share - 169,903 shares issued and outstanding ...........................            3,398             3,398
   Paid in capital in excess of par value .........................................      196,302,335       196,282,360
   Retained earnings ..............................................................       28,377,602        26,714,120
   Deferred compensation ..........................................................       (1,491,920)       (1,788,005)
   Treasury stock, 257,935 and 257,935 shares .....................................       (5,393,134)       (5,393,134)
                                                                                       -------------     -------------
Total shareholders' equity ........................................................      217,961,915       215,982,349
                                                                                       -------------     -------------
Total liabilities and shareholders' equity ........................................    $ 356,695,553     $ 375,769,577
                                                                                       =============     =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                       2001             2000
                                                                       ----             ----
REVENUES
   Rental revenue ............................................    $  3,833,514     $  4,531,248
   Revenue from sales of residential units ...................       6,447,600               --
   Interest revenue ..........................................       1,543,904        1,410,991
   Fee revenue ...............................................          75,216          150,000
                                                                  ------------     ------------
      Total revenues .........................................      11,900,234        6,092,239
                                                                  ------------     ------------
COSTS AND EXPENSES
   Cost of sales of residential units ........................       5,650,801               --
   Property operating and maintenance ........................         988,527          821,621
   Real estate taxes .........................................         364,822          421,578
   Depreciation and amortization .............................       1,050,143        1,105,320
   Property management .......................................         165,086          176,137
   Interest ..................................................       1,125,184        1,813,679
   General and administrative ................................       1,635,569        1,781,995
   Amortization of deferred stock compensation ...............         296,085          226,668
                                                                  ------------     ------------
      Total costs and expenses ...............................      11,276,217        6,346,998
                                                                  ------------     ------------
Income from joint ventures ...................................       1,946,058        1,260,909
                                                                  ------------     ------------
Income before minority interest, income tax expense
   and accrued  distributions and amortization of
   costs on Convertible Trust Preferred Securities ...........       2,570,075        1,006,150
Minority interest ............................................         (91,639)          (9,668)
                                                                  ------------     ------------
Income before taxes and accrued distributions and amortization
   of costs on Convertible Trust Preferred Securities ........       2,478,436          996,482
Income tax expense ...........................................         465,000           18,000
                                                                  ------------     ------------
Income before accrued distributions and amortization of costs
   on Convertible Trust Preferred Securities .................       2,013,436          978,482
Accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities, net of income
   tax benefit of $175,000 ...................................         349,954               --
                                                                  ------------     ------------
Net income ...................................................    $  1,663,482     $    978,482
                                                                  ============     ============
Net income per common share, basic ...........................    $       0.20     $       0.11
                                                                  ============     ============
Net income per common share, diluted .........................    $       0.20     $       0.11
                                                                  ============     ============
Weighted average number of common shares outstanding, basic ..       8,351,623        9,101,393
                                                                  ============     ============
Weighted average number of common shares outstanding, diluted.       8,356,001        9,107,082
                                                                  ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                       2001              2000
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................    $  1,663,482     $    978,482
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .......................       1,056,472        1,102,320
         Amortization of deferred compensation ...............         296,085          226,668
         Undistributed joint venture income ..................      (1,753,462)        (781,730)
         Undistributed minority interest .....................          91,639            9,668
         Shares issued for director compensation .............          20,000           20,000
         Changes in assets and liabilities:
            Restricted cash ..................................       1,290,913          487,692
            Residential units available for sale .............       4,336,709               --
            Prepaid and other assets .........................         612,886          583,548
            Accrued expenses and other liabilities ...........      (3,466,782)      (1,642,058)
                                                                  ------------     ------------
         Net cash provided by operating activities ...........       4,147,942          984,590
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .........................        (856,859)      (5,331,652)
   Investments in joint ventures:
        Capital contributions ................................      (1,137,998)        (944,910)
        Returns of capital ...................................              --               --
   Investments in notes receivable ...........................        (500,000)      (3,853,000)
   Repayments of notes receivable ............................       2,905,842        3,857,836
   Proceeds from sale of real estate assets ..................      11,947,059               --
                                                                  ------------     ------------
        Net cash provided by (used in) investing activities ..      12,358,044       (6,271,726)
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facility ..............................     (12,000,000)              --
   Repayment of mortgage notes payable .......................      (5,631,834)        (219,391)
   Distributions to minority interest ........................              --           (6,252)
   Repurchase of common shares ...............................              --      (20,625,929)
                                                                  ------------     ------------
         Net cash used in financing activities ...............     (17,631,834)     (20,851,572)
                                                                  ------------     ------------
Net decrease in cash and cash equivalents ....................      (1,125,848)     (26,138,708)
Cash and cash equivalents, beginning of period ...............      36,368,706       34,739,866
                                                                  ------------     ------------
Cash and cash equivalents, end of period .....................    $ 35,242,858     $  8,601,158
                                                                  ============     ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest, including amounts
     capitalized of $639,642 and $367,251, respectively ......    $  1,825,223     $  2,087,838
                                                                  ============     ============
   Cash paid during the period for income taxes, net of tax
     refunds .................................................    $  1,857,786     $    108,435
                                                                  ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BUSINESS

     Wellsford Real Properties, Inc. and subsidiaries (collectively the "Company"), was formed on January 8, 1997, as a Maryland corporation and a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). The Trust was formed in 1992 as the successor to Wellsford Group Inc. (and affiliates), which was formed in 1986. On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR").
     Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $20.60 per share, the Company's then book value per share.

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and other equity activities through the Wellsford Capital SBU; and (iii) property development and land operations through the Wellsford Development SBU. See Note 3 for additional information regarding the Company's business segments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION. The accompanying consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. All significant intercompany accounts and transactions among and between Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2001 and 2000 are not necessarily indicative of a full year results.

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

     DERIVATIVE AND HEDGING ACTIVITIES. In June 1998, SFAS No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. In June 1999, SFAS No. 137--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT No. 133 (AN AMENDMENT OF FASB STATEMENT No. 133) was issued. SFAS No. 137 extended the required date of adoption of SFAS No. 133 to the fiscal year beginning June 15, 2000. The Company and its joint venture investments have adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company and its joint venture investments to recognize all derivatives on the balance sheet at fair value. The Company's derivative investments are currently made by its joint venture investments and are primarily interest rate hedges where changes in the fair value of the derivative are offset against the changes in the fair value of the hedged debt. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable. The Company and its joint venture investments did not incur a charge from the adoption of SFAS No. 133 nor from the fair value adjustments of the derivatives during the period.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
3.   SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:

     (amounts in thousands)

                                            COMMERCIAL          DEBT AND          DEVELOPMENT
                                             PROPERTY            EQUITY            AND LAND
                                            INVESTMENTS        INVESTMENTS        INVESTMENTS          OTHER*           CONSOLIDATED
                                            -----------        -----------        -----------          ------           ------------
           MARCH 31, 2001
           --------------
Investment properties:
   Real  estate  held for  investment,
     net ..............................      $     --           $     --           $113,671           $     --            $113,671
   Real estate held for sale, at
     expected net sales value** .......            --             11,731                 --                 --              11,731
   Residential units available for sale            --                 --             17,512                 --              17,512
                                             --------           --------           --------           --------            --------
Real estate, net ......................            --             11,731            131,183                 --             142,914
Notes receivable ......................            --             35,421                 --                 --              35,421
Investment in joint ventures ..........        85,660             37,896                 --                 --             123,556
Cash and cash equivalents .............            93              7,686                677             26,787              35,243
Restricted cash and other assets ......            --             10,147              2,705              6,709              19,561
                                             --------           --------           --------           --------            --------
Total assets ..........................      $ 85,753           $102,881           $134,565           $ 33,496            $356,695
                                             ========           ========           ========           ========            ========
Mortgage notes payable ................      $     --           $     --           $ 98,772           $     --            $ 98,772
Credit facility .......................            --                 --                 --                 --                  --
Accrued expenses and other liabilities             --              4,349              2,084              5,206              11,639
Convertible Trust Preferred Securities             --                 --                 --             25,000              25,000
Minority interest .....................            37                 --              3,285                 --               3,322
Equity ................................        85,716             98,532             30,424              3,290             217,962
                                             --------           --------           --------           --------            --------
Total liabilities and equity ..........      $ 85,753           $102,881           $134,565           $ 33,496            $356,695
                                             ========           ========           ========           ========            ========
         DECEMBER 31, 2000
         -----------------
Investment properties:
   Real  estate  held for  investment,
     net ..............................      $     --           $     --           $113,598           $     --            $113,598
   Real  estate  held  for  sale, at
     expected net sales value** .......            --             23,583                 --                 --              23,583
   Residential units available for sale            --                 --             21,850                 --              21,850
                                             --------           --------           --------           --------            --------
Real estate, net ......................            --             23,583            135,448                 --             159,031
Notes receivable ......................            --             37,824                 --                 --              37,824
Investment in joint ventures ..........        82,820             38,149                 --                 --             120,969
Cash and cash equivalents .............            93              9,830                168             26,278              36,369
Restricted cash and other assets ......            --             10,882              3,577              7,118              21,577
                                             --------           --------           --------           --------            --------
Total assets ..........................      $ 82,913           $120,268           $139,193           $ 33,396            $375,770
                                             ========           ========           ========           ========            ========
Mortgage notes payable ................      $     --           $     --           $104,404           $     --            $104,404
Credit facility ......................            --             12,000                 --                 --              12,000
Accrued expenses and other liabilities             --              4,380              2,124              8,649              15,153
Convertible Trust Preferred Securities             --                 --                 --             25,000              25,000
Minority interest .....................            37                 --              3,193                 --               3,230
Equity ................................        82,876            103,888             29,472               (253)            215,983
                                             --------           --------           --------           --------            --------
Total liabilities and equity ..........      $ 82,913           $120,268           $139,193           $ 33,396            $375,770
                                             ========           ========           ========           ========            ========

----------

*Includes corporate cash, other assets,  accrued expenses and other  liabilities that have not been allocated to the operating segments.
**Real estate held for sale in the Debt and Equity Investments SBU is net of an impairment reserve of $3,571 and $4,725 at March 31, 2001 and December 31, 2000, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                            COMMERCIAL          DEBT AND          DEVELOPMENT
                                             PROPERTY            EQUITY            AND LAND
                                            INVESTMENTS        INVESTMENTS        INVESTMENTS          OTHER*           CONSOLIDATED
                                            -----------        -----------        -----------          ------           ------------
         FOR THE THREE MONTHS
         ENDED MARCH 31, 2001
         --------------------
Rental revenue ........................      $     --           $    786           $  3,047           $     --            $  3,833
Revenue from sales of
   residential units ..................            --                 --              6,448                 --               6,448
Interest revenue ......................            --              1,095                 --                449               1,544
Fee revenue ...........................            --                 27                (13)                61                  75
                                             --------           --------           --------           --------            --------
Total revenues ........................            --              1,908              9,482                510              11,900
                                             --------           --------           --------           --------            --------
Cost of sales of residential units ....            --                 --              5,651                 --               5,651
Operating expenses ....................            --                563                955                 --               1,518
Depreciation and amortization .........           257                  2                765                 26               1,050
Interest ..............................            --                 54              1,082                (11)              1,125
General and administrative ............            --                 16                 --              1,620               1,636
Amortization of deferred stock
   compensation .......................            --                 --                 --                296                 296
                                             --------           --------           --------           --------            --------
Total costs and expenses ..............           257                635              8,453              1,931              11,276
Income (loss) from joint ventures .....         2,020                (74)                --                 --               1,946
Minority interest .....................            --                 --                (92)                --                 (92)
                                             --------           --------           --------           --------            --------
Income (loss) before taxes and
   Convertible Trust Preferred
   Securities .........................      $  1,763           $  1,199           $    937           $ (1,421)           $  2,478
                                             ========           ========           ========           ========            ========
         FOR THE THREE MONTHS
         ENDED MARCH 31, 2000
         --------------------
Rental revenue ........................      $     --           $  1,558           $  2,973           $     --            $  4,531
Interest revenue ......................            --              1,355                 --                 56               1,411
Fee revenue ...........................            --                 --                 --                150                 150
                                             --------           --------           --------           --------            --------
Total revenues ........................            --              2,913              2,973                206               6,092
                                             --------           --------           --------           --------            --------
Operating expenses ....................            --                591                828                 --               1,419
Depreciation and amortization .........            46                277                751                 31               1,105
Interest ..............................            --                659              1,115                 40               1,814
General and administrative ............            --                215                 --              1,567               1,782
Amortization of deferred stock
   compensation .......................            --                 --                 --                227                 227
                                             --------           --------           --------           --------            --------
Total expenses ........................            46              1,742              2,694              1,865               6,347
                                             --------           --------           --------           --------            --------
Income from joint ventures ............           601                660                 --                 --               1,261
Minority interest .....................            --                 --                (10)                --                 (10)
                                             --------           --------           --------           --------            --------
Income (loss) before taxes ............      $    555           $  1,831           $    269           $ (1,659)           $    996
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

     The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 39.0% interest in Wellsford/Whitehall at March 31, 2001.

     In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of their joint venture effective January 1, 2001 (the "Amendments"), which, among other items, provided for the Company and Whitehall to extend their existing capital commitments to Wellsford/Whitehall for one year to December 31, 2001 and to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall through December 2003, if required. As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP"), the new management company, which is owned by affiliates of Whitehall and senior management of WP. WP will provide management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP will also provide similar services to a new venture formed by Whitehall (the "New Venture").

     The Amendments provide for Wellsford/Whitehall to discontinue payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $61,000 related to asset sales and an acquisition during the three months ended March 31, 2001. Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

          CONDENSED BALANCE SHEET DATA             MARCH 31, 2001     DECEMBER 31, 2000
          ----------------------------             --------------     -----------------
Real estate, net...............................      $ 582,196           $ 589,154
Cash and cash equivalents......................          3,354               6,161
Total assets...................................        611,023             622,136
Mortgage notes payable.........................        132,344             136,490
Credit facility................................        233,435             244,250
Preferred equity...............................         18,323              18,323
Common equity..................................        213,418             201,044

                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------
            CONDENSED OPERATING DATA                    2001                2000
            ------------------------                    ----                ----
Rental revenue (A).............................      $  20,758           $  19,462
Interest and other income (B)..................            452                 233
Operating expenses.............................          7,829               6,789
Depreciation and amortization..................          3,612               3,133
Interest.......................................          6,272               6,072
Total expenses.................................         19,365              17,950
Gain on sale of investments....................          3,607                  --
Income before preferred equity distributions...          5,454               1,745

----------

(A) Includes a reduction in income of $110 and an increase in income of $202 from the straight-lining of tenant rents for the three months ended March 31, 2001 and 2000, respectively.
(B) Includes lease cancellation income of $312 for the three months ended March 31, 2001 with no amount in the corresponding prior period.

     As of March 31, 2001, Wellsford/Whitehall owned 35 office properties totaling approximately 4,851,000 square feet (including approximately 1,399,000 square feet under renovation), located in New Jersey, Massachusetts and Maryland. The following sale transaction was completed during the three months ended March 31, 2001:


                         GROSS LEASABLE    NUMBER OF                     SALES PRICE PER
  MONTH      LOCATION     SQUARE FEET     PROPERTIES     SALES PRICE        SQUARE FOOT         GAIN
  -----      --------     -----------     ----------     -----------        -----------         ----
February    Newton, MA      102,000           5         $  18,000,000       $    176.47     $  3,607,000
                            =======           =         =============       ===========     ============


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At March 31, 2001, the Company had the following investments: (i) approximately $35,421,000 of direct debt investments which bore interest at an average yield of approximately 11.46% for the three months ended March 31, 2001 and had an average remaining term to maturity of approximately 5.1 years; (ii) approximately $31,031,000 in companies which were organized to invest in debt instruments, including $27,601,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt ("Second Holding"); and (iii) approximately $6,864,000 in a real estate e-commerce company and other real estate-related ventures. In addition, the Company owned and operated four commercial properties totaling approximately 321,000 square feet located in the Northeastern United States at March 31, 2001; such properties are being held for sale.

     The Company has an approximate 51.1% interest in Second Holding at March 31, 2001. The following table presents condensed balance sheets and operating data for Second Holding:

(amounts in thousands)

       CONDENSED BALANCE SHEET DATA        MARCH 31, 2001    DECEMBER 31, 2000
       ----------------------------        --------------    -----------------
Cash and cash equivalents................   $   349,774        $    73,136
Investments..............................       339,911            229,003
Total assets.............................       710,812            306,934
Long term debt...........................       646,570            244,867
Total equity.............................        54,639             54,492

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------
        CONDENSED OPERATING DATA                2001               2000
        ------------------------                ----               ----
Interest.................................   $     6,751        $     1,020
Interest from Reis.......................            --                162
                                            -----------        -----------
Total revenue............................         6,751              1,182
                                            -----------        -----------
Interest expense.........................         6,060                 --
Fees and other...........................           544                216
                                            -----------        -----------
Total expenses...........................         6,604                216
                                            -----------        -----------
Net income attributable to members (A)...   $       147        $       966
                                            ===========        ===========

----------

(A) A partner which was admitted in the latter part of 2000 is entitled to a cumulative preference on earnings.


     At March 31, 2001, Second Holding had investments of approximately $339,911,000 of which $313,000,000 is invested in a variety of investment-grade collateralized debt obligations and commercial mortgage backed securities. Second Holding also had approximately $349,000,000 invested in commercial paper which was included in cash and cash equivalents in the Condensed Balance Sheet Data. The investment-grade assets and commercial paper investments are variable rate based and earned interest at a weighted average annual interest rate of 5.40% and have an expected weighted average life of approximately 3.6 years.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. By March 31, 2001, Second Holding had total debt of approximately $646,570,000 which is primarily comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with an effective annual interest rate of LIBOR + 0.90%, (ii) approximately $300,000,000 of medium term notes with a weighted average annual interest rate of 5.08% and (iii) $190,099,000 of commercial paper with a weighted average annual interest rate of 5.29%.

     PROPERTY SALES

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven assets which were originally acquired as part of the 1998 merger with Value Property Trust ("VLP"). The Company sold one asset in December 2000 (the Santa Monica, CA property) for a gain of approximately $4,943,000. The Company determined that the aggregate carrying amount of four of the six other assets which remained available for sale at December 31, 2000 was less than the amounts expected to be ultimately realized upon sale, less selling expenses. Accordingly, in the fourth quarter of 2000 the Company recorded an impairment provision of $4,725,000 as an offset to the gain on the property sold in December 2000. During January 2001, the Company sold two other properties (the Piscataway, NJ and West Chester, PA properties). On May 2, 2001, the Company sold the Cherry Hill, NJ property. No gain or loss was recorded on any of the 2001 transactions. The Company anticipates selling the remaining three properties during 2001. The Company has not recorded depreciation expense in 2001 related to the unsold assets. The Company has reassessed the adequacy of the provision for impairment and determined that no additional provision is required at March 31, 2001.

     DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ------------------------------------------------------

     At March 31, 2001, the Company had an 85.85% interest in a five phase, 1,800 unit Class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 units are completed and operational. The third phase consists of 264 units which the Company is converting into condominiums. The 424 unit fourth phase is under construction and the land for the remaining approximate 352 unit phase is being prepared for sale or possible future development.

     In October 2000, the 264 unit third phase, Silver Mesa, was substantially completed. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared 128 units to be sold and will continue to rent the remaining 136 units during the sellout period until the initial inventory has been significantly reduced and additional units are required to be prepared for sale. The expected sell-out period for all 264 units is over the next 24 months. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum, is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Approximately 90% of net sales proceeds per unit goes toward principal repayments until the loan is paid in full.

     Sales commenced in February 2001 and through March 31, 2001, 32 of the Silver Mesa units were sold for gross proceeds of approximately $6,448,000, approximately $5,444,000 of which was used to pay down principal on the Silver Mesa Conversion Loan. The Company recorded a pre-tax gain of approximately $797,000 for the three months ended March 31, 2001 from sales of residential units.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

4.   SHAREHOLDERS' EQUITY

     On June 9, 2000, the shareholders of the Company approved a reverse stock split whereby every two outstanding shares of common stock and class A-1 common stock were converted into one share of outstanding common stock and class A-1 common stock. The par value of both classes of stock increased from $0.01 per share to $0.02 per share and the number of authorized shares was halved from 197,650,000 to 98,825,000 for common shares and from 350,000 to 175,000 for class A-1 common shares. The reverse split was effective for trading beginning June 12, 2000. Resulting fractional shares were redeemed for cash. All share and per share amounts in this filing, including the financial statements and the notes thereto, have been adjusted for the impact of the split, for all periods presented.

     The Company did not declare or distribute any dividends for the three months ended March 31, 2001 and 2000.

5.   INCOME TAXES

     The income tax provision for the three months ended March 31, 2001 and 2000 reflects the reduction in the valuation allowance attributable to the pro-rata annual utilization of the net operating loss carryforwards for Federal income tax purposes. The 2001 provision has also been reduced by a reversal of previously recorded state income tax liabilities of $265,000 (before Federal tax cost), as a result of the availability of net loss carryforwards in one state.

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

     The following table details the computation of earnings per share, basic and diluted:


                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                                   2001          2000
                                                                   ----          ----
Numerator for net income per common share, basic and diluted    $1,663,482    $  978,482
                                                                ==========    ==========
Denominator:
   Denominator for net income per common share, basic--
        weighted average common shares .....................     8,351,623     9,101,393
   Effect of dilutive securities:
        Employee stock options .............................         4,378         5,689
        Warrants ...........................................            --            --
        Convertible Trust Preferred Securities .............            --            --
                                                                ----------    ----------
   Denominator for net income per common share, diluted--
        weighted average common shares .....................     8,356,001     9,107,082
                                                                ==========    ==========
Net income per common share, basic .........................    $     0.20    $     0.11
                                                                ==========    ==========
Net income per common share, diluted .......................    $     0.20    $     0.11
                                                                ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------

Capitalized terms used herein which are not defined elsewhere in this Quarterly Report on Form 10-Q shall have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 22, 2001.

BUSINESS
--------

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

COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 39.0% interest in Wellsford/Whitehall at March 31, 2001.

In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of the Wellsford/Whitehall joint venture effective January 1, 2001 (the "Amendments"). The key features of the Amendments provide for the Company to retain its economic interest in Wellsford/Whitehall, while an affiliate of Whitehall will become responsible for day-to-day operations. The Company will maintain its current membership on Wellsford/Whitehall's management committee and must agree to specified "Major Decisions". Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's stock, which had previously been issued to Whitehall, were returned and cancelled. Whitehall has also agreed to pay the Company certain specified fees when Wellsford/Whitehall assets are sold as well as when certain new assets are acquired by Whitehall affiliates in a newly formed entity. The Company earned fees of approximately $61,000 related to asset sales and an acquisition during the three months ended March 31, 2001.

As of March 31, 2001, Wellsford/Whitehall owned 35 office properties totaling approximately 4,851,000 square feet (including approximately 1,399,000 square feet under renovation), located in New Jersey, Massachusetts and Maryland.

Wellsford/Whitehall  entered into 15 leases  during the three months ended March
31,  2001  for  approximately   223,000  square  feet  including  the  following
significant lease:


                         LEASABLE   PERCENTAGE    LEASE                         BASE RENT
                          SQUARE        OF     COMMENCEMENT       LEASE            PER
      PROPERTY             FEET      BUILDING      DATE        EXPIRATION      SQUARE FOOT
      --------             ----      --------      ----        ----------      -----------
401 North Washington      73,000        31%      June 2001     March 2006        $27.00


DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL

The Company, through the Wellsford Capital SBU, makes loans that constitute, or will invest in, real estate related senior, junior or otherwise subordinated debt instruments, which may be unsecured or secured by liens on real estate, interests therein or the economic benefits thereof, and which have the potential for high yields or returns more characteristic of equity ownership. These investments may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt, either directly or through joint venture investments, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing management's real estate expertise to analyze the underlying properties and thereby effectively minimizing risk.

At March 31, 2001, the Company had the following investments: (i) approximately $35,421,000 of direct debt investments which bore interest at an average yield of approximately 11.46% for the three months ended March 31, 2001 and had an average remaining term to maturity of approximately 5.1 years; (ii) approximately $31,031,000 in companies which were organized to invest in debt instruments, including $27,601,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt ("Second Holding"); and (iii) approximately $6,864,000 in a real estate e-commerce company and other real estate-related ventures. In addition, the Company owned and operated four commercial properties totaling approximately 321,000 square feet located in the Northeastern United States at March 31, 2001; such properties are being held for sale.

PROPERTY DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT

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

At March 31, 2001, the Company had an 85.85% interest in a five phase, 1,800 unit Class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 units are completed and operational. The third phase consists of 264 units which the Company is converting into condominiums. The 424 unit fourth phase is under construction and the land for the remaining approximate 352 unit phase is being prepared for sale or possible future development.

OTHER SEGMENT INFORMATION

The following table provides occupancy rates as of each specified date by SBU:

                      COMMERCIAL PROPERTY    DEBT AND EQUITY     DEVELOPMENT AND
                          OPERATIONS           INVESTMENTS*     LAND INVESTMENTS
                          ----------           ------------     ----------------
March 31, 2001.......         90%                  66%                 88%
December 31, 2000....         87%                  74%                 93%
March 31, 2000.......         93%                  76%                 91%
December 31, 1999....         92%                  76%                 89%

----------

*Occupancy rates for the Value Property Trust ("VLP") assets held in this SBU.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Rental revenue decreased by $698,000. This decrease is due to the disposition of the Sonterra at Williams Centre property ("Sonterra") in the Wellsford Development segment in November of 2000 ($717,000) and the sale of one of the VLP properties in December 2000 and two during January 2001 ($772,000), partially offset by the operations of the rental portion of the Silver Mesa phase at Palomino Park which commenced in October 2000 ($575,000) and increased occupancy levels at the Blue Ridge and Red Canyon phases at Palomino Park ($217,000).

Revenues from sales of residential units and the associated cost of sales from such units were $6,448,000 and $5,651,000, respectively. Sales commenced in February 2001.

Interest revenue increased $133,000. This increase is due to increased interest earned on cash of $151,000 from higher interest rates and a greater average cash balance during the current period versus the comparable 2000 period and interest earned on new loans of $131,000, offset by interest earned on loans outstanding in the first quarter 2000 and subsequently repaid in 2000 and 2001 of $190,000.

Fee revenue decreased by $75,000. The 2000 period includes $150,000 of fees for the Company's role as managing member under the prior Wellsford/Whitehall Operating Agreement, whereas under the Amendments, the Company now earns fees payable by Whitehall from sales by Wellsford/Whitehall and certain asset purchases by the New Venture. Such fees were $61,000 during the current period. Additionally, the Company earned $14,000 of management fees for its role in the Second Holding investment.

Property operating and maintenance expense increased by $167,000. This increase is the result of additional operating costs at Palomino Park, the addition of the Silver Mesa rental phase and additional non-capitalizable costs at certain of the VLP properties, offset by such costs at the properties which were sold (except for one VLP property which was leased to tenants on a triple net basis).

Real estate tax expense decreased by $57,000. This decrease is due to the assets sold as noted above ($133,000), offset by the rental operations from Silver Mesa ($43,000) and increases at the other Palomino Park phases ($34,000).

Depreciation and amortization expense decreased by $55,000. This decrease is attributable to no current year depreciation expense on Sonterra or any of the VLP properties, as they are held for sale ($409,000), offset by depreciation on the Silver Mesa rental phase ($173,000) and additional amortization of deferred costs attributable to asset sales at Wellsford/Whitehall ($180,000).

Interest expense decreased by $688,000. This decrease is primarily attributable to the sale of Sonterra ($281,000), the repayment of the $28,000,000 loan which cross-collateralized the VLP properties ($669,000) and increased capitalized interest ($272,000), partially offset by interest on the Silver Mesa Conversion Loan ($582,000).

General and administrative expenses decreased by $146,000. This decrease is due to an expense reduction program implemented by management during the year which has reduced corporate office expenses.

Amortization of deferred stock compensation increased by $69,000. This increase is attributable to the issuance of shares of the Company's common stock into deferred accounts in December 2000.

Income from joint ventures increased by $685,000. This increase is the result of the sale of five properties at Wellsford/Whitehall for the Company's share of a gain of $1,407,000 and income from the Fordham Tower construction loan of $89,000 through the Clairborne Prudential program (with no corresponding sales or income in the prior period, respectively). Wellsford/Whitehall income from operations increased $12,000, despite the sale of five properties during the quarter as a result of significant lease termination income, higher bad debt recoveries and lower interest rates. These increases were offset by (i) a current period loss of $163,000 from Second Holding which had income in the prior period of $494,000 (a decrease of $657,000), (ii) $148,000 of income in the prior period from the investment in The Liberty Hampshire Company, L.L.C. which the Company sold in December 2000 and (iii) $63,000 of income from Creamer Vitale Wellsford prior to the unwinding of the venture in 2000. The Wellsford/Whitehall investment is in the Commercial Property Investments SBU and the other ventures are in the Debt and Equity Investments SBU.

Minority interest expense increased $82,000 primarily attributable to income from the sale of residential units at Silver Mesa.

Income tax expense increased $447,000 due to previously mentioned income from property and residential unit sales in the current quarter with no corresponding sales income in 2000, partially offset by a reversal of previously accrued state income tax liabilities in the aggregate amount of $265,000 as a result of the net operating loss carryforwards being available in one state.

Accrued distributions and amortization of costs on Convertible Trust Preferred Securities was $350,000, net of an income tax benefit of $175,000. These securities were issued in May 2000.

The increase in net income per share--basic and diluted of $0.09 per share is attributable to increased net income of $685,000 and the effect of a lower weighted average number of common shares outstanding in the current period from the repurchase of 1,318,732 shares of common stock during 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its working capital, sales of properties in the Wellsford Capital SBU, sales of residential units in the Wellsford Development SBU, cash flow provided by operations and, if required, from draws on the $20,000,000 Wellsford Finance Facility. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture capital requirements by long-term borrowings, through the use of available cash, the issuance of debt and the offering of additional debt and equity securities.

Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, if any, with operating cash flow from its properties, proceeds from any asset sales and equity contributions from the principal owners of Wellsford/Whitehall. At March 31, 2001, the Company's unfunded capital commitment was approximately $7,390,000 and the Whitehall unfunded capital commitment was approximately $41,330,000. On April 5, 2001, the Company contributed approximately $1,839,000 to reduce the unfunded capital commitment to approximately $5,551,000 and Whitehall contributed approximately $10,261,000 to reduce their unfunded capital commitment to approximately $31,069,000.

Second Holding expects to meet its liquidity requirements for purchases of investment and non-investment grade rated real estate debt with proceeds from the issuance of bonds and medium term notes.

Approximately $4,466,000 of the Company's retained earnings at March 31, 2001 relates to undistributed earnings of the Company's joint venture investments. Distributions from Second Holding are limited to 48% of earnings. The above balance includes $2,734,000 and $1,720,000 retained from Wellsford/Whitehall and Second Holding, respectively.

STOCK REPURCHASE PROGRAM

On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of March 31, 2001; none during the three months ended March 31, 2001.

CAPITAL COMMITMENTS

At March 31, 2001, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments in these joint ventures, subject to Board of Directors approval, if deemed prudent to do so to protect or enhance its existing investment. At March 31, 2001, capital commitments are as follows:


           COMMITMENT                        AMOUNT
           ----------                        ------
Wellsford/Whitehall  equity......     $    7,390,000  (A)
Wellsford/Whitehall  loan........          4,000,000  (B)
Clairborne Prudential equity.....         10,208,000  (C)

----------

(A) On April 5, 2001, the Company made a capital contribution of approximately $1,839,000, reducing the remaining commitment to $5,551,000.
(B) Pursuant to the Amendments, the Company could provide for up to 40% of a $10,000,000 loan to, or equity investment in, the venture with its joint venture partner, Whitehall committed to fund the remaining $6,000,000.
(C)  Capital calls are subject to the Company's approval of such investments.

WELLSFORD FINANCE FACILITY

On January 1, 2001, the Company had an outstanding balance of $12,000,000 under the Wellsford Finance Facility. This balance was completely repaid on January 4, 2001. As of March 31, 2001, the Company has the ability to utilize the entire $20,000,000 available on this facility.

PROPERTY SALES

The Company sold two of the VLP properties in January 2001 and received proceeds, net of selling costs, of $11,947,000. On May 2, 2001, another VLP property was sold and the Company received proceeds, net of selling costs, of $3,688,000. During the three months ended March 31, 2001, 32 residential units were sold and the Company received net proceeds of approximately $554,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $5,444,000 and selling costs.

CASH FLOWS
----------

FOR THE THREE MONTHS ENDED MARCH 31, 2001

Cash flow provided by operating activities of $4,148,000 primarily consists of $1,663,000 of net income plus a decrease in restricted cash of $1,291,000, depreciation and amortization of $1,056,000, a decrease in prepaid and other assets of $613,000, amortization of deferred compensation of $296,000 and undistributed minority interest of $92,000, offset by decreases in residential units available for sale of $4,337,000, accrued expenses and other liabilities of $3,467,000 and undistributed joint venture income of $1,753,000.

Cash flow provided by investing activities of $12,358,000 consists of proceeds from the sale of real estate assets of $11,947,000 and repayments of notes receivables of $2,906,000, partially offset by capital contributions to joint ventures of $1,138,000, investments in real estate assets of $857,000 and investments in notes receivable of $500,000.

Cash flow used in financing activities of $17,632,000 consists of the repayment of the outstanding balance on the Wellsford Finance Facility of $12,000,000 and principal payments of mortgage notes payable of $5,632,000 (including $5,444,000 for the Silver Mesa Conversion Loan).

FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

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

(amounts in thousands, except per share amounts)


                                                                    EFFECT OF 1%
                                                     BALANCE AT   INCREASE IN BASE
                                                      MARCH 31,    RATE ON INCOME
                                                        2001          (EXPENSE)
                                                        ----          ---------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate ............................    $   5,093        $      51
      Fixed rate ...............................       30,328               --
                                                    ---------        ---------
                                                    $  35,421               51
                                                    =========        ---------
   Mortgage notes payable:
      Variable rate ............................    $  39,236             (392)
      Fixed rate ...............................       59,536               --
                                                    ---------        ---------
                                                    $  98,772             (392)
                                                    =========        ---------
   Convertible Trust Preferred Securities:
      Fixed rate ...............................    $  25,000               --
                                                    =========        ---------
Proportionate share of assets and
   liabilities from investments in joint
   ventures:
   Notes receivable:
      Variable rate ............................    $ 357,411            3,574
      Fixed rate ...............................          993               --
                                                    ---------        ---------
                                                    $ 358,404            3,574
                                                    =========        ---------
   Debt:
      Variable rate ............................    $ 366,035           (3,660)
      Variable rate, with LIBOR cap at 7.50% (A)       78,020             (780)
      Fixed rate ...............................       28,974               --
                                                    ---------        ---------
                                                    $ 473,029           (4,440)
                                                    =========        ---------
Net decrease in annual income, before income tax
   benefit .....................................                        (1,207)
Income tax benefit .............................                           482
                                                                     ---------
Net decrease in annual net income ..............                     $    (725)
                                                                     =========
Per share, basic and diluted ...................                     $   (0.09)
                                                                     =========

----------

(A) In May 2000, Wellsford/Whitehall entered into an interest rate protection agreement which caps LIBOR at 7.50% on $300,000,000 until March 15, 2001 and is reduced to $200,000,000 for the period March 16, 2001 to May 15, 2001. Calculation assumes exposure of 1.00% on the Company's proportionate share of $200,000,000 based on LIBOR of 5.08% at March 31, 2001.

PART II. OTHER INFORMATION:


     ITEM 1:   LEGAL PROCEEDINGS.

               Neither the Company nor its equity investments are presently defendants in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its equity investments. However, the Company is party to routine litigation arising in the ordinary course of business, which is expected to be covered by liability insurance.

     ITEM 2:   CHANGES IN SECURITIES.

               None.

     ITEM 3:   DEFAULTS UPON SENIOR SECURITIES.

               None.

     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

     ITEM 5:   OTHER INFORMATION.

               None.

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits filed with this Form 10-Q:

               10.112 Amendment to Employment Agreement between the Company and Rodney F. Du Bois.

               10.113 Sale-Purchase Agreement dated as of December 5, 2000 between Wellsford Capital Properties, L.L.C. and Keystone Real Estate Management, Inc. for the sale of Two Executive Campus, Cherry Hill, New Jersey.

          (b)  Reports on Form 8-K.

               During  the  quarter  ended  March  31,  2001,   Wellsford   Real
               Properties, Inc. filed the following reports on Form 8-K:


    Date of Report
(Date of Earliest Event)                Items Reported                    Date Filed
------------------------                --------------                    ----------
   January 11, 2001       Officer promotions and the modification      January 11, 2001
  (December 8, 2000)      of  terms  of  the  Wellsford/Whitehall
                          Group, L.L.C. joint venture.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLSFORD REAL PROPERTIES, INC.

                         By:   /s/ James J. Burns
                               -------------------------------------------------
                               James J. Burns
                               Senior Vice President, Chief Financial Officer


                         By:   /s/ Mark P. Cantaluppi
                               -------------------------------------------------
                               Mark P. Cantaluppi
                               Vice President, Chief Accounting Officer

Dated:   May 3, 2001