Form 10-Q
period 2001-06-30
WELLSFORD REAL PROPERTIES INC
filed 2001-08-10
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001
                                -------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------  -------------------


Commission file number                        001-12917
                       ---------------------------------------------------------


                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                                  13-3926898
-----------------------------------         ------------------------------------
     (State of other jurisdiction           (IRS Employer Identification Number)
   of incorporation or organization)


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

                        Yes     X          No
                           -----------       -----------

The number of the Registrant's shares of Common Stock outstanding was 6,333,094 as of August 6, 2001 (including 169,903 shares of Class A-1 Common Stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:
         ----------------------

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                and December 31, 2000.......................................3

            Consolidated Statements of Income (unaudited) for the
                Three and Six Months Ended June 30, 2001 and 2000...........4

            Consolidated Statements of Cash Flows (unaudited) for the
                Three and Six Months Ended June 30, 2001 and 2000...........5

            Notes to Consolidated Financial Statements (unaudited)..........6

  Item 2.   Management's Discussion and Analysis of Financial Condition

                and Results of Operations..................................17

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....25

PART II. OTHER INFORMATION:
         ------------------

  Item 1.    Legal Proceedings.............................................26

  Item 4.    Submission of Matters to a Vote of Security Holders...........26

  Item 6.    Exhibits and Reports on Form 8-K..............................27

  Signatures ..............................................................28

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2001                 2000
                                                                                  ----                 ----
                                                                               (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land...............................................................    $     15,021,701     $     17,519,701
   Buildings and improvements.........................................          94,406,746          110,405,567
                                                                          ----------------     ----------------
                                                                               109,428,447          127,925,268
   Less:
      Accumulated depreciation........................................          (8,560,984)          (8,248,184)
      Impairment reserve relating to assets held for sale.............          (2,704,612)          (4,725,000)
                                                                          ----------------     ----------------
                                                                                98,162,851          114,952,084
   Residential units available for sale...............................          11,069,305           21,849,581
   Construction in progress...........................................          23,507,929           22,229,368
                                                                          ----------------     ----------------
                                                                               132,740,085          159,031,033
Notes receivable......................................................          35,410,218           37,824,291
Investment in joint ventures..........................................         120,717,637          120,969,017
                                                                          ----------------     ----------------
Total real estate assets..............................................         288,867,940          317,824,341

Cash and cash equivalents.............................................          13,125,780           36,368,706
Restricted cash.......................................................           7,649,416            9,921,506
Prepaid and other assets..............................................           9,637,509           11,655,024
                                                                          ----------------     ----------------
Total assets..........................................................    $    319,280,645     $    375,769,577
                                                                          ================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable.............................................    $     91,586,206     $    104,403,970
   Credit facility ...................................................           7,000,000           12,000,000
   Accrued expenses and other liabilities.............................          10,406,454           15,152,759
                                                                          ----------------     ----------------
Total liabilities.....................................................         108,992,660          131,556,729
                                                                          ----------------     ----------------
Company-obligated, mandatorily redeemable convertible  preferred securities of WRP Convertible Trust I, holding solely 8.25%
  junior subordinated debentures of Wellsford Real Properties, Inc.
  ("Convertible Trust Preferred Securities")..........................          25,000,000           25,000,000

Minority interest.....................................................           3,415,800            3,230,499

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible  redeemable preferred stock, $.01 par value per  share, 2,000,000 shares authorized, no shares issued and
     outstanding......................................................                  --                   --
   Common  stock, 98,825,000 shares authorized, $.02 par value per
     share - 6,162,156 and 8,180,475 shares issued and outstanding....             123,243              163,610
   Class A-1 common stock, 175,000 shares authorized, $.02 par value
     per share - 169,903 shares issued and outstanding................               3,398                3,398
   Paid in capital in excess of par value.............................         159,786,535          196,282,360
   Retained earnings..................................................          28,556,311           26,714,120
   Deferred compensation..............................................          (1,204,168)          (1,788,005)
   Treasury stock, 257,935 and 257,935 shares.........................          (5,393,134)          (5,393,134)
                                                                          ----------------     ----------------
Total shareholders' equity............................................         181,872,185          215,982,349
                                                                          ----------------     ----------------
Total liabilities and shareholders' equity............................    $    319,280,645     $    375,769,577
                                                                          ================     ================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                        JUNE  30,                        JUNE  30,
                                                                        ---------                        ---------
                                                                  2001             2000            2001             2000
                                                                  ----             ----            ----             ----
REVENUES
   Rental revenue .......................................    $  3,438,856     $  4,458,334    $  7,272,370     $  8,989,582
   Revenue from sales of residential units ..............       8,125,200               --      14,572,800               --
   Interest revenue .....................................       1,344,400        1,495,198       2,888,304        2,906,189
   Fee revenue ..........................................         223,426          150,000         298,642          300,000
                                                             ------------     ------------    ------------     ------------
      Total revenues ....................................      13,131,882        6,103,532      25,032,116       12,195,771
                                                             ------------     ------------    ------------     ------------

COSTS AND EXPENSES

   Cost of sales of residential units ...................       7,159,195               --      12,809,996               --
   Property operating and maintenance ...................         928,872        1,131,544       1,917,399        1,953,165
   Real estate taxes ....................................         319,300          416,711         684,122          838,289
   Depreciation and amortization ........................       1,844,309        1,034,506       2,894,452        2,139,826
   Property management ..................................         135,983          211,040         301,069          387,177
   Interest .............................................       1,094,637        1,541,331       2,219,821        3,355,010
   General and administrative ...........................       1,986,078        1,503,312       3,917,732        3,511,975
                                                             ------------     ------------    ------------     ------------
      Total costs and expenses ..........................      13,468,374        5,838,444      24,744,591       12,185,442
                                                             ------------     ------------    ------------     ------------
Income from joint ventures ..............................         758,816          804,764       2,704,874        2,065,673
                                                             ------------     ------------    ------------     ------------
Income before minority interest, income tax expense and
   accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities ...............         422,324        1,069,852       2,992,399        2,076,002
Minority interest .......................................         (93,662)             571        (185,301)          (9,097)
                                                             ------------     ------------    ------------     ------------
Income before taxes and accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities .................................         328,662        1,070,423       2,807,098        2,066,905
Income tax (benefit) expense ............................        (193,000)         372,000         272,000          390,000
                                                             ------------     ------------    ------------     ------------
Income before accrued distributions and amortization
   of costs on Convertible Trust Preferred Securities ...         521,662          698,423       2,535,098        1,676,905
Accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities, net of
   income tax benefit of $182,000, $175,000, $357,000
    and $175,000, respectively ..........................         342,953          211,000         692,907          211,000
                                                             ------------     ------------    ------------     ------------
Net income ..............................................    $    178,709     $    487,423    $  1,842,191     $  1,465,905
                                                             ============     ============    ============     ============
Net income per common share, basic ......................    $       0.02     $       0.06    $       0.23     $       0.17
                                                             ============     ============    ============     ============
Net income per common share, diluted ....................    $       0.02     $       0.06    $       0.23     $       0.17
                                                             ============     ============    ============     ============
Weighted average number of common shares
   outstanding, basic ...................................       7,864,302        8,321,888       8,106,616        8,711,641
                                                             ============     ============    ============     ============
Weighted average number of common shares
   outstanding, diluted .................................       7,873,327        8,326,980       8,115,704        8,717,036
                                                             ============     ============    ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                               --------
                                                                        2001             2000
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................    $  1,842,191     $  1,465,905
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .......................       2,902,109        2,133,826
         Amortization of deferred compensation ...............         583,837          453,336
         Undistributed joint venture income ..................        (619,894)      (1,126,400)
         Undistributed minority interest .....................         185,301            9,097
         Shares issued for director compensation .............          40,000           40,000
         Changes in assets and liabilities:
            Restricted cash ..................................       2,272,090          670,363
            Residential units available for sale .............      10,780,276               --
            Prepaid and other assets .........................       1,944,587          (29,085)
            Accrued expenses and other liabilities ...........      (4,758,699)      (2,022,908)
                                                                  ------------     ------------
         Net cash provided by operating activities ...........      15,171,798        1,594,134
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .........................      (1,623,664)      (7,595,898)
   Investments in joint ventures:
        Capital contributions ................................      (2,984,862)      (5,687,791)
        Returns of capital ...................................       2,482,505        2,584,517
   Investments in notes receivable ...........................        (500,000)     (15,333,000)
   Repayments of notes receivable ............................       2,925,073        8,397,297
   Proceeds from sale of real estate assets ..................      15,680,180               --
                                                                  ------------     ------------
        Net cash provided by (used in) investing activities ..      15,979,232      (17,634,875)
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings from credit facility ...........................      12,000,000               --
   Repayment of credit facility ..............................     (17,000,000)              --
   Repayment of mortgage notes payable .......................     (12,817,764)        (442,556)
   Issuance of Convertible Trust Preferred Securities ........              --       25,000,000
   Deferred financing costs ..................................              --         (426,114)
   Distributions to minority interest ........................              --           (6,252)
   Costs incurred for reverse stock split ....................              --           (8,244)
   Repurchase of common shares ...............................     (36,576,192)     (20,804,224)
                                                                  ------------     ------------
         Net cash (used in) provided by financing activities .     (54,393,956)       3,312,610
                                                                  ------------     ------------
Net decrease in cash and cash equivalents ....................     (23,242,926)     (12,728,131)
Cash and cash equivalents, beginning of period ...............      36,368,706       34,739,866
                                                                  ------------     ------------
Cash and cash equivalents, end of period .....................    $ 13,125,780     $ 22,011,735
                                                                  ============     ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest, including amounts
     capitalized of $1,090,921 and $1,051,699, respectively ..    $  3,350,330     $  4,218,756
                                                                  ============     ============
   Cash paid during the period for income taxes, net of tax
     refunds .................................................    $  1,519,615     $    (15,060)
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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of a full year's results.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


3.   SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:


       (amounts in thousands)

                                                COMMERCIAL      DEBT AND     DEVELOPMENT
                                                 PROPERTY        EQUITY       AND LAND
                                                INVESTMENTS    INVESTMENTS   INVESTMENTS    OTHER*     CONSOLIDATED
                                                -----------    -----------   -----------    ------     ------------
             JUNE 30, 2001
             -------------
Investment properties:
   Real  estate  held for  investment, net      $     --      $     --      $113,364      $     --       $113,364
   Real estate held for sale** ...........            --         8,307            --            --          8,307
   Residential units available for sale ..            --            --        11,069            --         11,069
                                                --------      --------      --------      --------       --------
Real estate, net .........................            --         8,307       124,433            --        132,740
Notes receivable .........................            --        35,410            --            --         35,410
Investment in joint ventures .............        82,731        37,987            --            --        120,718
Cash and cash equivalents ................           914         5,409           204         6,599         13,126
Restricted cash and other assets .........            --         9,910         2,193         5,184         17,287
                                                --------      --------      --------      --------       --------
Total assets .............................      $ 83,645      $ 97,023      $126,830      $ 11,783       $319,281
                                                ========      ========      ========      ========       ========
Mortgage notes payable ...................      $     --      $     --      $ 91,586      $     --       $ 91,586
Credit facility ..........................            --         7,000            --            --          7,000
Accrued expenses and other liabilities ...            --         3,965         1,490         4,951         10,406
Convertible Trust Preferred Securities ...            --            --            --        25,000         25,000
Minority interest ........................            37            --         3,379            --          3,416
Equity ...................................        83,608        86,058        30,375       (18,168)       181,873
                                                --------      --------      --------      --------       --------
Total liabilities and equity .............      $ 83,645      $ 97,023      $126,830      $ 11,783       $319,281
                                                ========      ========      ========      ========       ========
          DECEMBER 31, 2000
          -----------------
Investment properties:
   Real  estate  held for  investment, net      $     --      $     --      $113,598      $     --       $113,598
   Real estate held for sale** ...........            --        23,583            --            --         23,583
   Residential units available for sale ..            --            --        21,850            --         21,850
                                                --------      --------      --------      --------       --------
Real estate, net .........................            --        23,583       135,448            --        159,031
Notes receivable .........................            --        37,824            --            --         37,824
Investment in joint ventures .............        82,820        38,149            --            --        120,969
Cash and cash equivalents ................            93         9,830           168        26,278         36,369
Restricted cash and other assets .........            --        10,882         3,577         7,118         21,577
                                                --------      --------      --------      --------       --------
Total assets .............................      $ 82,913      $120,268      $139,193      $ 33,396       $375,770
                                                ========      ========      ========      ========       ========
Mortgage notes payable ...................      $     --      $     --      $104,404      $     --       $104,404
Credit facility ..........................            --        12,000            --            --         12,000
Accrued expenses and other liabilities ...            --         4,380         2,124         8,649         15,153
Convertible Trust Preferred Securities ...            --            --            --        25,000         25,000
Minority interest ........................            37            --         3,193            --          3,230
Equity ...................................        82,876       103,888        29,472          (253)       215,983
                                                --------      --------      --------      --------       --------
Total liabilities and equity .............      $ 82,913      $120,268      $139,193      $ 33,396       $375,770
                                                ========      ========      ========      ========       ========


----------
       *Includes corporate cash, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.

       **Real estate held for sale in the Debt and Equity Investments SBU is net of an impairment reserve of $2,705 and $4,725 at June 30, 2001 and December 31, 2000, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)


       (amounts in thousands)

                                                COMMERCIAL      DEBT AND     DEVELOPMENT
                                                 PROPERTY        EQUITY       AND LAND
                                                INVESTMENTS    INVESTMENTS   INVESTMENTS    OTHER*     CONSOLIDATED
                                                -----------    -----------   -----------    ------     ------------
         FOR THE THREE MONTHS
         ENDED JUNE 30, 2001
         -------------------
Rental revenue ...........................      $     --      $    478      $  2,961      $     --       $  3,439
Revenue from sales of residential units ..            --            --         8,125            --          8,125
Interest revenue .........................            --         1,028            --           316          1,344
Fee revenue ..............................            --            59            --           165            224
                                                --------      --------      --------      --------       --------
Total revenues ...........................            --         1,565        11,086           481         13,132
                                                --------      --------      --------      --------       --------
Cost of sales of residential units .......            --            --         7,159            --          7,159
Operating expenses .......................            --           326         1,058            --          1,384
Depreciation and amortization ............         1,051             2           765            26          1,844
Interest .................................            --            45         1,051            (1)         1,095
General and administrative ...............            --            23            --         1,963          1,986
                                                --------      --------      --------      --------       --------
Total costs and expenses .................         1,051           396        10,033         1,988         13,468
                                                --------      --------      --------      --------       --------
Income from joint ventures ...............           670            89            --            --            759
Minority interest ........................            --            --           (94)           --            (94)
                                                --------      --------      --------      --------       --------
Income (loss) before taxes and
  Convertible Trust Preferred Securities..      $   (381)     $  1,258      $    959      $ (1,507)      $    329
                                                ========      ========      ========      ========       ========
         FOR THE THREE MONTHS
         ENDED JUNE 30, 2000
         -------------------
Rental revenue ...........................      $     --      $  1,520      $  2,938      $     --       $  4,458
Interest revenue .........................            --         1,127            --           368          1,495
Fee revenue ..............................            --            --            --           150            150
                                                --------      --------      --------      --------       --------
Total revenues ...........................            --         2,647         2,938           518          6,103
                                                --------      --------      --------      --------       --------
Operating expenses .......................            --           663         1,096            --          1,759
Depreciation and amortization ............            46           213           751            25          1,035
Interest .................................            --           692         1,310          (461)         1,541
General and administrative ...............            --           289            --         1,214          1,503
                                                --------      --------      --------      --------       --------
Total expenses ...........................            46         1,857         3,157           778          5,838
                                                --------      --------      --------      --------       --------
Income from joint ventures ...............           446           358            --            --            804
Minority interest ........................            --            --             1            --              1
                                                --------      --------      --------      --------       --------
Income (loss) before taxes ...............      $    400      $  1,148      $   (218)     $   (260)      $  1,070
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)


       (amounts in thousands)

                                                COMMERCIAL      DEBT AND     DEVELOPMENT
                                                 PROPERTY        EQUITY       AND LAND
                                                INVESTMENTS    INVESTMENTS   INVESTMENTS    OTHER*     CONSOLIDATED
                                                -----------    -----------   -----------    ------     ------------
            FOR THE SIX MONTHS
           ENDED JUNE 30, 2001
           -------------------
Rental revenue ...........................      $     --      $  1,263      $  6,009      $     --       $  7,272
Revenue from sales of residential units ..            --            --        14,573            --         14,573
Interest revenue .........................            --         2,124            --           764          2,888
Fee revenue ..............................            --            86           (13)          226            299
                                                --------      --------      --------      --------       --------
Total revenues ...........................            --         3,473        20,569           990         25,032
                                                --------      --------      --------      --------       --------
Cost of sales of residential units .......            --            --        12,810            --         12,810
Operating expenses .......................            --           889         2,014            --          2,903
Depreciation and amortization ............         1,308             4         1,530            52          2,894
Interest .................................            --            98         2,133           (11)         2,220
General and administrative ...............            --            40            --         3,878          3,918
                                                --------      --------      --------      --------       --------
Total costs and expenses .................         1,308         1,031        18,487         3,919         24,745
                                                --------      --------      --------      --------       --------
Income from joint ventures ...............         2,690            15            --            --          2,705
Minority interest ........................            --            --          (185)           --           (185)
                                                --------      --------      --------      --------       --------
Income (loss) before taxes and
  Convertible Trust Preferred Securities..      $  1,382      $  2,457      $  1,897      $ (2,929)      $  2,807
                                                ========      ========      ========      ========       ========
            FOR THE SIX MONTHS
           ENDED JUNE 30, 2000
           -------------------
Rental revenue ...........................      $     --      $  3,078      $  5,912      $     --       $  8,990
Interest revenue .........................            --         2,482            --           424          2,906
Fee revenue ..............................            --            --            --           300            300
                                                --------      --------      --------      --------       --------
Total revenues ...........................            --         5,560         5,912           724         12,196
                                                --------      --------      --------      --------       --------
Operating expenses .......................            --         1,254         1,925            --          3,179
Depreciation and amortization ............            92           490         1,501            57          2,140
Interest .................................            --         1,350         2,426          (421)         3,355
General and administrative ...............            --           504            --         3,008          3,512
                                                --------      --------      --------      --------       --------
Total expenses ...........................            92         3,598         5,852         2,644         12,186
                                                --------      --------      --------      --------       --------
Income from joint ventures ...............         1,048         1,018            --            --          2,066
Minority interest ........................            --            --            (9)           --             (9)
                                                --------      --------      --------      --------       --------
Income (loss) before taxes ...............      $    956      $  2,980      $     51      $ (1,920)      $  2,067
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL
     ---------------------------------------------------

     The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 38.0% interest in Wellsford/Whitehall at June 30, 2001.

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

     The Amendments provide for Wellsford/Whitehall to discontinue payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $165,000 and $226,000 related to asset sales and an acquisition during the three and six months ended June 30, 2001, respectively. Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:


         (amounts in thousands)

          CONDENSED BALANCE SHEET DATA      JUNE 30, 2001     DECEMBER 31, 2000
          ----------------------------      -------------     -----------------
         Real estate, net..............     $     556,473      $     589,154
         Cash and cash equivalents.....            53,018              6,161
         Total assets..................           637,432            622,136
         Mortgage notes payable........           112,419            136,490
         Credit facility...............           272,912            244,250
         Preferred equity..............            18,323             18,323
         Common equity.................           216,846            201,044

                                      FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------      ---------------------------------
   CONDENSED OPERATING DATA                  2001                 2000               2001                2000
   ------------------------                  ----                 ----               ----                ----
Rental revenue (A)............         $     20,059        $      19,320       $     40,817        $     38,782
Interest and other income (B).                  302                1,051                754               1,284
Operating expenses............                7,298                6,724             15,127              13,513
Depreciation and amortization.                4,490                3,285              8,102               6,418
Interest......................                6,626                6,867             12,898              12,939
Total expenses................               20,351               19,039             37,716              36,989
Gain on sale of real estate...               17,603                   --             21,210                  --
Impairment provision..........               15,561                   --             15,561                  --
Income before preferred equity
   distributions..............                2,050                1,332              7,504               3,077

----------

     (A) Includes a reduction in income of $110 and an increase in income of $211 from the straight-lining of tenant rents for the three months ended June 30, 2001 and 2000, respectively and a reduction in income of $220 and an increase in income of $413 for the six months ended June 30, 2001 and 2000, respectively.
     (B) Includes lease cancellation income of $831 for the three months ended June 30, 2000 and $312 and $831 for the six months ended June 30, 2001 and 2000, respectively.

     As of June 30, 2001, Wellsford/Whitehall owned 38 office properties totaling approximately 4,642,000 square feet (including approximately 1,162,000 square feet under renovation), located in New Jersey, Massachusetts and Maryland. The following sale transactions were completed during the six months ended June 30, 2001:


                                GROSS LEASABLE    NUMBER OF                    SALES PRICE PER
  MONTH         LOCATION         SQUARE FEET      PROPERTIES    SALES PRICE      SQUARE FOOT         GAIN
  -----         --------         -----------      ----------    -----------      -----------         ----
February      Newton, MA            102,000            5        $18,000,000       $   176.47     $ 3,379,000
  April       Portland, ME           24,000            1          1,600,000            66.67              --
   May        Parsippany, NJ        257,000            1         61,500,000           239.30      17,831,000
                                    -------            -        -----------       ----------     -----------
                                    383,000            7        $81,100,000       $   211.75     $21,210,000
                                    =======            =        ===========       ==========     ===========

     During July 2001, Wellsford/Whitehall entered into a contract to sell the Pointview property, a 194 acre complex with two buildings totaling 564,000 square feet, located in Wayne, New Jersey. This property, which was a major development project of Wellsford/Whitehall, has been unoccupied since its purchase in 1997. In anticipation of the formal completion of the terms of the sale, Wellsford/Whitehall recorded a $15,561,000 impairment provision in its June financial statements, of which the Company's allocable share is approximately $5,908,000. This impairment arises from the change in the intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     During the six months ended June 30, 2001, the Company, in a single transaction, purchased the following single tenant retail properties as part of the completion of a tax free exchange related to the sale of the five Newton, MA properties in February 2001:

                                                                       PURCHASE PRICE
                        GROSS LEASABLE    NUMBER OF                         PER
MONTH      LOCATION      SQUARE FEET     PROPERTIES   PURCHASE PRICE    SQUARE FOOT    OCCUPANCY
-----      --------      -----------     ----------   --------------    -----------    ---------
April      Various          55,000           5         $18,700,000      $   341.83       100%
                            ======           =         ===========      ==========       ===


     During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation with an initial funding of $273,000,000 before transaction costs. The remaining balance will be available to be drawn to fund certain capital expenditures and upon achieving certain operating results from seven properties. The facility bears interest at LIBOR + 2.90% per annum (6.73% at June 30, 2001) and matures in June 2004 with two 12 month extension options, subject to meeting certain operating and valuation covenants. The facility is secured by interests in twenty-four commercial office properties in the Wellsford/Whitehall portfolio. This facility replaces the previously existing facility which was due to mature in December 2001. In July 2001, Wellsford/Whitehall entered into an interest rate protection contract which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt.

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At June 30, 2001, the Company had the following investments: (i) approximately $35,410,000 of direct debt investments which bore interest at an average yield of approximately 11.38% for the six months ended June 30, 2001 and had an average remaining term to maturity of approximately 4.81 years; (ii) approximately $31,133,000 in companies which were organized to invest in debt instruments, including $27,703,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt ("Second Holding"); and (iii) approximately $6,854,000 in a real estate e-commerce company and other real estate-related ventures. In addition, the Company owned and operated three commercial properties totaling approximately 218,000 square feet located in the Northeastern United States at June 30, 2001; such properties are being held for sale.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     The Company has an approximate 51.1% interest in Second Holding at June 30, 2001. The following table presents condensed balance sheets and operating data for Second Holding:

         (amounts in thousands)

           CONDENSED BALANCE SHEET DATA     JUNE 30, 2001      DECEMBER 31, 2000
           ----------------------------     -------------      -----------------
         Cash and cash equivalents.....     $     185,733        $      73,136
         Investments...................           495,652              229,003
         Other assets (A)..............            13,242                4,795
         Total assets..................           694,627              306,934
         Debt..........................           634,118              244,867
         Total equity..................            54,538               54,492


                                 FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------      ---------------------------------
   CONDENSED OPERATING DATA             2001            2000                    2001           2000
   ------------------------             ----            ----                    ----           ----
Interest .....................        $ 7,323         $ 1,052                 $14,074        $ 2,072
Interest from Reis ...........             --               7                      --            169
                                      -------         -------                 -------        -------
Total revenue ................          7,323           1,059                  14,074          2,241
                                      -------         -------                 -------        -------
Interest expense .............          6,826              --                  12,886             --
Fees and other ...............            598             240                   1,142            456
                                      -------         -------                 -------        -------
Total expenses ...............          7,424             240                  14,028            456
                                      -------         -------                 -------        -------
Net (loss) income attributable
  to members (B) .............        $  (101)        $   819                 $    46        $ 1,785
                                      =======         =======                 =======        =======

----------
     (A) Other assets includes an interest rate swap asset with a fair value of $8,088 at June 30, 2001.
     (B) A partner which was admitted in the latter part of 2000 is entitled to a cumulative preference on earnings; accordingly all fiscal 2001 income is allocable to this partner.


     At June 30, 2001, Second Holding had investments of approximately $495,652,000 which includes a variety of investment-grade collateralized debt obligations and commercial mortgage backed securities. Second Holding also had approximately $183,615,000 invested in commercial paper which was included in cash and cash equivalents in the Condensed Balance Sheet Data. The investment-grade assets and commercial paper investments are variable rate based and earned interest at a weighted average annual interest rate of 4.45%.

     Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. By June 30, 2001, Second Holding had total debt of approximately $634,118,000 which is primarily comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with a fair value of $158,088,000 at June 30, 2001 and an effective annual interest rate of LIBOR + 0.90%, (ii) approximately $375,000,000 of medium term notes with a weighted average annual interest rate of 3.83% and (iii) $106,057,000 of commercial paper with a weighted average annual interest rate of 4.00%.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     PROPERTY SALES

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven assets which were originally acquired as part of the 1998 merger with Value Property Trust ("VLP"). The Company sold one asset in December 2000 (the Santa Monica, CA property) for a gain of approximately $4,943,000. The Company determined that the aggregate carrying amount of four of the six other assets which remained available for sale at December 31, 2000 was less than the amounts expected to be ultimately realized upon sale, less selling expenses. Accordingly, in the fourth quarter of 2000 the Company recorded an impairment provision of $4,725,000 as an offset to the gain on the property sold in December 2000. During January 2001, the Company sold two other properties (the Piscataway, NJ and West Chester, PA properties) and in May 2001, the Company sold the Cherry Hill, NJ property. No gain or loss was recorded on any of the 2001 transactions. The Company anticipates selling the remaining three properties during the next twelve months. The Company has not recorded depreciation expense in 2001 related to the unsold assets. The Company believes that the balance of the provision for impairment is adequate at June 30, 2001.

     DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ------------------------------------------------------

     At June 30, 2001, the Company had an 85.85% interest in a five phase, 1,800 unit Class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 rental units are completed and operational. The third phase consists of 264 units which the Company is converting into condominiums, 70 units of which were sold by June 30, 2001. The 424 unit fourth phase is under construction for rental use and the land for the remaining approximate 352 unit phase is being prepared for sale or possible future development.

     In October 2000, the 264 unit third phase, Silver Mesa, was substantially completed. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared 128 units to be sold and will continue to rent the remaining 136 units during the sellout period until the initial inventory has been significantly reduced and additional units are required to be prepared for sale. The sell-out period for all 264 units is expected to be over a 24 month period. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum (6.06% at June 30, 2001), is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Approximately 90% of net sales proceeds per unit goes toward principal repayments until the loan is paid in full.

     Sales commenced in February 2001 and through June 30, 2001, 70 of the Silver Mesa units were sold for gross proceeds of approximately
     $14,573,000, approximately $12,438,000 of which was used to pay down principal on the Silver Mesa Conversion Loan. The Company recorded pre-tax gains of approximately $966,000 and $1,763,000 for the three and six months ended June 30, 2001 from sales of residential units.

4.   SHAREHOLDERS' EQUITY

     In June 2001, the Board of Directors authorized the repurchase of 2,020,784 shares of the Company's common stock at $18.10 per share (aggregating approximately $36,576,000) from an institutional shareholder. Cash used to repurchase such shares came from available working capital.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SHAREHOLDERS' EQUITY (CONTINUED)

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

     The Company did not declare or distribute any dividends for the three or six months ended June 30, 2001 and 2000.

5.   INCOME TAXES

     The income tax provision for the three and six months ended June 30, 2001 and 2000 reflects the reduction in the valuation allowance attributable to the pro-rata annual utilization of the net operating loss carryforwards for Federal income tax purposes. The 2001 provision has also been reduced by a reversal during the three months ended March 31, 2001 of previously recorded state income tax liabilities of $265,000 (before Federal tax cost), as a result of the availability of net loss carryforwards in one state.

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

     The following table details the computation of earnings per share, basic and diluted:


                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                                       --------                       --------
                                                  2001          2000             2001          2000
                                                  ----          ----             ----          ----
Numerator for net income per common share,
   basic and diluted ......................    $  178,709    $  487,423       $1,842,191    $1,465,905
                                               ==========    ==========       ==========    ==========
Denominator:
   Denominator for net income per common
      share, basic--weighted average common
      shares ..............................     7,864,302     8,321,888        8,106,616     8,711,641
   Effect of dilutive securities:
        Employee stock options ............         9,025         5,092            9,088         5,395
        Warrants ..........................            --            --               --            --
        Convertible Trust Preferred
          Securities ......................            --            --               --            --
                                               ----------    ----------       ----------    ----------
   Denominator for net income per common
      share, diluted--weighted average
      common shares .......................     7,873,327     8,326,980        8,115,704     8,717,036
                                               ==========    ==========       ==========    ==========
Net income per common share, basic ........    $     0.02    $     0.06       $     0.23    $     0.17
                                               ==========    ==========       ==========    ==========
Net income per common share, diluted ......    $     0.02    $     0.06       $     0.23    $     0.17
                                               ==========    ==========       ==========    ==========

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

COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 38.0% interest in Wellsford/Whitehall at June 30, 2001.

In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of the Wellsford/Whitehall joint venture effective January 1, 2001 (the "Amendments"). The key features of the Amendments provide for the Company to retain its economic interest in Wellsford/Whitehall, while an affiliate of Whitehall will become responsible for day-to-day operations. The Company will maintain its current membership on Wellsford/Whitehall's management committee and must agree to specified "Major Decisions". Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's stock, which had previously been issued to Whitehall, were returned and cancelled. Whitehall has also agreed to pay the Company certain specified fees when Wellsford/Whitehall assets are sold as well as when certain new assets are acquired by Whitehall affiliates in a newly formed entity. The Company earned fees of approximately $165,000 and $226,000 related to asset sales and an acquisition during the three and six months ended June 30, 2001, respectively.

As of June 30, 2001, Wellsford/Whitehall owned 38 office properties totaling approximately 4,642,000 square feet (including approximately 1,162,000 square feet under renovation), located in New Jersey, Massachusetts and Maryland.

Wellsford/Whitehall entered into 24 leases during the six months ended June 30, 2001 for approximately 357,000 square feet including the following significant leases:


                          LEASABLE     PERCENTAGE       LEASE                           INITIAL BASE
                           SQUARE         OF         COMMENCEMENT        LEASE            RENT PER
         PROPERTY           FEET       BUILDING         DATE           EXPIRATION        SQUARE FOOT
         --------           ----       --------         ----           ----------        -----------
401 North Washington....   73,000         31%         June 2001         March 2006        $   27.00
117 Kendrick Street.....   98,000         47%        October 2001     September 2008      $   35.44
150 Mt. Bethel Road.....   44,000         34%         March 2001        March 2008        $   17.88
401 North Washington....   35,000         15%         June 2001          May 2011         $   27.00

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

At June 30, 2001, the Company had the following investments: (i) approximately $35,410,000 of direct debt investments which bore interest at an average yield of approximately 11.38% for the six months ended June 30, 2001 and had an average remaining term to maturity of approximately 4.81 years; (ii) approximately $31,133,000 in companies which were organized to invest in debt instruments, including $27,703,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt ("Second Holding"); and (iii) approximately $6,854,000 in a real estate e-commerce company and other real estate-related ventures. In addition, the Company owned and operated three commercial properties totaling approximately 218,000 square feet located in the Northeastern United States at June 30, 2001; such properties are being held for sale.

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

At June 30, 2001, the Company had an 85.85% interest in a five phase, 1,800 unit Class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 rental units are completed and operational. The third phase consists of 264 units which the Company is converting into condominiums, 70 units of which were sold by June 30, 2001. The 424 unit fourth phase is under construction and the land for the remaining approximate 352 unit phase is being prepared for sale or possible future development.

OTHER SEGMENT INFORMATION

The following table provides occupancy rates as of each specified date by SBU:

                       COMMERCIAL PROPERTY   DEBT AND EQUITY    DEVELOPMENT AND
                           OPERATIONS          INVESTMENTS*     LAND INVESTMENTS
                           ----------          ------------     ----------------
June 30, 2001........          82%                60%                86%
March 31, 2001.......          90%                66%                88%
December 31, 2000....          87%                74%                93%
June 30, 2000........          93%                77%                90%
March 31, 2000.......          93%                76%                91%
December 31, 1999....          92%                76%                89%

----------
*Occupancy rates for the Value Property Trust ("VLP") assets held in this SBU.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Rental revenue decreased $1,019,000. This decrease is due to the sale of one of the VLP properties in December 2000, two during January 2001 and the fourth in May 2001 ($1,042,000) and the disposition of the Sonterra at Williams Centre property ("Sonterra") in the Wellsford Development segment in November of 2000 ($660,000), partially offset by the operations of the rental portion of the Silver Mesa phase at Palomino Park which commenced in October 2000 ($566,000) and increased rental revenues at the Blue Ridge and Red Canyon phases at Palomino Park ($117,000). The VLP property operations are included in the Debt and Equity Investments SBU and the operations of the Blue Ridge, Red Canyon and Silver Mesa phases of Palomino Park and the disposal of the Sonterra property are included in the Development and Land Investments SBU.

Revenues from sales of residential units and the associated cost of sales from such units were $8,125,000 and $7,159,000, respectively. Sales commenced in February 2001.

Interest revenue decreased $151,000. This decrease is due to interest earned on loans outstanding in the second quarter 2000 and subsequently repaid in 2000 and 2001 of $319,000 and a decrease in the underlying base interest rates of $23,000, offset by increased interest earned on cash of $77,000 from a greater average cash balance during the current period versus the comparable 2000 period and interest earned on new loans of $132,000.

Fee revenue increased $73,000. The 2000 period includes $150,000 of fees for the Company's role as managing member under the prior Wellsford/Whitehall Operating Agreement, whereas under the Amendments, the Company now earns fees payable by Whitehall from sales by Wellsford/Whitehall and certain asset purchases by the New Venture. Such fees were $165,000 during the current period. Additionally, the Company earned $58,000 of management fees for its role in the Second Holding investment.

Property operating and maintenance expense decreased $203,000. This decrease is due to the sale of Sonterra and four of the VLP properties as noted above of $347,000, offset by the addition of the Silver Mesa rental phase of $144,000.

Real estate tax expense decreased $97,000. This decrease is due to the sale of Sonterra and four of the VLP properties as noted above ($157,000), offset by the rental operations from Silver Mesa ($43,000) and increases at the other Palomino Park phases ($17,000).

Depreciation and amortization expense increased $810,000. This increase is due to additional amortization of deferred costs attributable to asset sales at Wellsford/Whitehall ($980,000) and depreciation on the Silver Mesa rental phase ($173,000), offset by no current year depreciation expense on Sonterra ($158,000) or any of the VLP properties, as they are held for sale ($185,000).

Property management expenses decreased $75,000. This decrease is primarily attributable to the sale of the four VLP properties ($74,000) and Sonterra ($20,000), partially offset by the addition of the Silver Mesa rental phase ($17,000).

Interest expense decreased $447,000. This decrease is primarily attributable to the repayment of the $28,000,000 loan which cross-collateralized the VLP properties ($703,000), the release of the Company from its obligation under the mortgage in connection with the sale of Sonterra ($281,000) and reduced interest rates on the other variable rate based debt ($64,000), partially offset by interest incurred on the Silver Mesa Conversion Loan ($373,000) and decreased capitalized interest ($233,000).

General and administrative expenses increased $483,000. This increase is due to amounts accrued for incentive compensation in the current year's quarter as a result of current year asset sales (no accrual in the prior year's quarter) and additional amortization of deferred stock compensation which was issued in December 2000.

Income from joint ventures decreased $46,000. This decrease is the result of (i) a current period operating loss at Wellsford/Whitehall of $102,000 which had operating income in the prior period of $447,000 (a net decrease of $549,000),
(ii) no current period income from Second Holding which had income in the prior period of $355,000 (as a partner was admitted into the venture in the latter part of 2000 whom is entitled to a cumulative preference on earnings) and (iii) $89,000 of income in the prior period from the investment in The Liberty Hampshire Company, L.L.C. which the Company sold in December 2000. These decreases were almost entirely offset by net gains on the sale of properties of $772,000 in the current period from Wellsford/Whitehall (the Company's share of gains of $6,680,000 is offset by the Company's share of an impairment provision of $5,908,000) and income from the Fordham Tower Construction loan of $89,000 through the Clairborne Prudential program (with no corresponding sales or income in the prior period, respectively) and a prior period loss from Creamer Vitale Wellsford prior to the unwinding of the venture in 2000 ($86,000). The impairment provision is the Company's allocable share of a provision recorded by Wellsford/Whitehall, arising from the change in the intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex. The Wellsford/Whitehall investment is in the Commercial Property Investments SBU and the other ventures are in the Debt and Equity Investments SBU.

Minority interest expense increased $93,000 primarily attributable to income from the sale of residential units at Silver Mesa.

Income tax expense reflected a benefit of $193,000 compared to a cost of $372,000 (aggregating $565,000) resulting from lower pre-tax income and a reversal of the provision recorded in the first quarter as a result of available net operating losses for Federal income tax purposes.

Accrued distributions and amortization of costs on Convertible Trust Preferred Securities increased $132,000 as these securities were issued in May 2000 and were outstanding for only a partial period in that year.

The decrease in net income per share--basic and diluted of $0.04 per share is attributable to decreased net income of $309,000, offset by the effect of a lower weighted average number of common shares outstanding in the current period from the repurchase of 1,318,732 shares of common stock during 2000 and 2,020,784 shares of common stock during 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

Rental revenue decreased $1,717,000. This decrease is due to the sale of the four VLP properties ($1,814,000) and the disposition of Sonterra in November of 2000 ($1,377,000), partially offset by the operations of the rental portion of the Silver Mesa phase at Palomino Park which commenced in October 2000 ($1,140,000) and increased rental revenues at the Blue Ridge and Red Canyon phases at Palomino Park ($334,000).

Revenues from sales of residential units and the associated cost of sales from such units were $14,573,000 and $12,810,000, respectively. Sales commenced in February 2001.

Interest revenue decreased $18,000. This decrease is due to interest earned on loans outstanding in the six month period in 2000 and subsequently repaid in 2000 and 2001 of $510,000 and a decrease in the underlying base interest rates of $23,000, offset by increased interest earned on cash of $227,000 from a greater average cash balance during the current period versus the comparable 2000 period and interest earned on new loans of $262,000.

Fee revenue decreased $1,000. The 2000 period includes $300,000 of fees for the Company's role as managing member under the prior Wellsford/Whitehall Operating Agreement, whereas under the Amendments, the Company now earns fees payable by Whitehall from sales by Wellsford/Whitehall and certain asset purchases by the New Venture. Such fees were $226,000 during the current period. Additionally, the Company earned $73,000 of management fees for its role in the Second Holding investment.

Property operating and maintenance expense decreased $36,000. This decrease is due to the sale of Sonterra and four of the VLP properties as noted above of $456,000, offset by additional operating costs at Palomino Park and the addition of the Silver Mesa rental phase.

Real estate tax expense decreased $154,000. This decrease is due to the sale of Sonterra and four of the VLP properties as noted above ($290,000), offset by the rental operations from Silver Mesa ($86,000) and increases at the other Palomino Park phases ($50,000).

Depreciation and amortization expense increased $755,000. This increase is due to additional amortization of deferred costs attributable to asset sales at Wellsford/Whitehall ($1,160,000) and depreciation on the Silver Mesa rental phase ($346,000), offset by no current year depreciation expense on Sonterra ($317,000) or any of the VLP properties, as they are held for sale ($436,000).

Property management expenses decreased $86,000. This decrease is primarily attributable to the sale of the four VLP properties ($89,000) and Sonterra ($41,000), partially offset by the addition of the Silver Mesa rental phase ($35,000).

Interest expense decreased $1,135,000. This decrease is primarily attributable to the repayment of the $28,000,000 loan which cross-collateralized the VLP properties ($1,372,000), the release of the Company from its obligation under the mortgage in connection with the sale of Sonterra ($562,000), reduced interest rates on the other variable rate based debt ($85,000) and increased capitalized interest ($39,000), partially offset by interest incurred on the Silver Mesa Conversion Loan ($955,000).

General and administrative expenses increased $406,000. This increase is due to amounts accrued for incentive compensation in the current year's quarter which was not accrued in the prior year as a result of current year asset sales and additional amortization of deferred stock compensation issued in December 2000.

Income from joint ventures increased $639,000. This increase is the result of net gains on the sale of properties of $2,179,000 in the current period from Wellsford/Whitehall (the Company's share of gains of $8,087,000 is offset by the Company's share of an impairment provision of $5,908,000) and income from the Fordham Tower construction loan of $179,000 through the Clairborne Prudential program (with no corresponding sales or income in the prior period, respectively) and a prior period loss of $23,000 from Creamer Vitale Wellsford prior to the unwinding of the venture in 2000. These increases were offset by
(i) a current period loss of $163,000 from Second Holding which had income in the prior period of $804,000 (a decrease of $967,000), (ii) $237,000 of income in the prior period from the investment in The Liberty Hampshire Company, L.L.C. which the Company sold in December 2000 and (iii) a $537,000 decrease in income from Wellsford/Whitehall operations.

The impairment provision is the Company's allocable share of a provision recorded by Wellsford/Whitehall, arising from the change in the intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex. The Wellsford/Whitehall investment is in the Commercial Property Investments SBU and the other ventures are in the Debt and Equity Investments SBU.

Minority interest expense increased $176,000, primarily attributable to income from the sale of residential units at Silver Mesa.

Income tax expense decreased $118,000 due to a reversal of previously accrued state income tax liabilities in the aggregate amount of $265,000, as a result of the net operating loss carry forwards being available in one state, offset by an increase in taxable income.

Accrued distributions and amortization of costs on Convertible Trust Preferred Securities increased $482,000, as these securities were issued in May 2000 and were outstanding for only a partial period in that year.

The increase in net income per share--basic and diluted of $0.06 per share is attributable to increased net income of $376,000 and the effect of a lower weighted average number of common shares outstanding in the current period from the repurchase of 1,318,732 shares of common stock during 2000 and 2,020,784 shares of common stock during 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its working capital, sales of properties and refinancing proceeds in the Wellsford/Whitehall SBU, sales of properties in the Wellsford Capital SBU, sales of residential units in the Wellsford Development SBU, cash flow provided by operations and, if required, from draws on the $20,000,000 Wellsford Finance Facility. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture capital requirements by long-term borrowings, through the use of available cash, the issuance of debt and the offering of additional debt and equity securities.

Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, if any, with operating cash flow from its properties, financing available under its recently completed loan agreement, proceeds from any asset sales and equity contributions from the principal owners of Wellsford/Whitehall. At June 30, 2001, the Company's unfunded capital commitment was approximately $5,551,000 and the Whitehall unfunded capital commitment was approximately $31,069,000. Cash and cash equivalents were approximately $53,018,000 at June 30, 2001, of which approximately $47,000,000 is expected to be distributed during the third quarter 2001 from closed sales transactions and excess refinancing proceeds. In addition, Wellsford/Whitehall expects net sales proceeds of approximately $40,000,000 related to anticipated third quarter 2001 sales.

Second Holding expects to meet its liquidity requirements for purchases of investment and non-investment grade rated real estate debt with proceeds from the issuance of bonds and medium term notes.

Approximately $1,823,000 of the Company's retained earnings at June 30, 2001 relates to undistributed earnings from Second Holding as such distributions are limited to 48% of earnings.

STOCK REPURCHASE PROGRAM

On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of June 30, 2001; none during the six months ended June 30, 2001. In addition, during June 2001, the Board of Directors authorized the repurchase of 2,020,784 shares of the Company's common stock at $18.10 per share (aggregating approximately $36,576,000) from an institutional shareholder. Cash used to repurchase such shares came from available working capital.

CAPITAL COMMITMENTS

At June 30, 2001, the Company had capital commitments with respect to certain joint venture investments. The Company may make additional equity investments in these joint ventures, subject to Board of Directors approval, if deemed prudent to do so to protect or enhance its existing investment. At June 30, 2001, capital commitments are as follows:

           COMMITMENT                        AMOUNT
           ----------                        ------
Wellsford/Whitehall equity..........    $    5,551,000  (A)
Wellsford/Whitehall loan............         4,000,000  (B)
Clairborne Prudential equity........        10,208,000  (C)

----------

     (A)  Whitehall is committed to contribute $31,069,000 at June 30, 2001.
     (B) Pursuant to the Amendments, the Company could provide for up to 40% of a $10,000,000 loan to, or equity investment in, the venture with its joint venture partner, Whitehall committed to fund the remaining $6,000,000.
     (C)  Capital  calls  are  subject  to  the   Company's   approval  of  such
          investments.

WELLSFORD FINANCE FACILITY

On January 1, 2001, the Company had an outstanding balance of $12,000,000 under the Wellsford Finance Facility. This balance was completely repaid on January 4, 2001. At June 30, 2001, the Company had an outstanding balance of $7,000,000 and has the ability to utilize the entire $20,000,000 available on this facility. This facility, which expires in January 2002, is expected to be renewed.

PROPERTY SALES

The Company sold three of the VLP properties through June 30, 2001 and received proceeds, net of selling costs, of $15,680,000. During the six months ended June 30, 2001, 70 residential units were sold and the Company received net proceeds of approximately $1,103,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $12,438,000 and selling costs. Proceeds received by the Company from the above sales were used for working capital purposes.

CASH FLOWS
----------

FOR THE SIX MONTHS ENDED JUNE 30, 2001

Cash flow provided by operating activities of $15,172,000 primarily consists of $1,842,000 of net income plus (i) a decrease in residential units available for sale of $10,780,000, (ii) depreciation and amortization of $2,902,000, (iii) a decrease in restricted cash of $2,272,000, (iv) a decrease in prepaid and other assets of $1,945,000, (v) amortization of deferred compensation of $584,000 and
(vi) undistributed minority interest of $185,000, offset by undistributed joint venture income of $620,000 and decreases in accrued expenses and other liabilities of $4,759,000.

Cash flow provided by investing activities of $15,979,000 consists of proceeds from the sale of real estate assets of $15,680,000, repayments of notes receivables of $2,925,000 and returns of capital from joint venture investments of $2,482,000, partially offset by capital contributions to joint ventures of $2,985,000, investments in real estate assets of $1,623,000 and investments in notes receivable of $500,000.

Cash flow used in financing activities of $54,394,000 consists of (i) the repurchase of common shares of $36,576,000, (ii) repayments of the Wellsford Finance Facility of $17,000,000 and (iii) principal payments of mortgage notes payable of $12,818,000 (including $12,438,000 for the Silver Mesa Conversion
Loan), partially offset by borrowings on the Wellsford Finance Facility of $12,000,000.

FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; inability to meet financial and valuation covenants; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties under contract in the Wellsford/Whitehall portfolio; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:

(amounts in thousands, except per share amounts)
                                                                 EFFECT OF 1%
                                                   BALANCE AT  INCREASE IN BASE
                                                    JUNE 30,    RATE ON INCOME
                                                      2001        (EXPENSE)
                                                      ----        ---------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate ............................   $   5,082      $      51
      Fixed rate ...............................      30,328             --
                                                   ---------      ---------
                                                   $  35,410             51
                                                   =========      ---------
   Mortgage notes payable:
      Variable rate ............................   $  39,242           (392)
      Fixed rate ...............................      59,344             --
                                                   ---------      ---------
                                                   $  98,586           (392)
                                                   =========      ---------
   Convertible Trust Preferred Securities:
      Fixed rate ...............................   $  25,000             --
                                                   =========      ---------
Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Notes receivable:
        Variable rate ..........................   $ 347,955          3,480
                                                   =========
      Debt:
        Variable rate ..........................   $ 322,413         (3,224)
                                                   =========      ---------
   Net effect from Second Holding ..............                        256
                                                                  ---------
   Wellsford/Whitehall:
      Debt:
        Variable rate ..........................   $   3,619            (36)
        Variable rate, with LIBOR cap at
          5.83% (A) ............................     108,300         (1,083)
        Fixed rate .............................      34,507             --
                                                   ---------      ---------
                                                   $ 146,426         (1,119)
                                                   =========      ---------
Net decrease in annual income, before income
   tax benefit .................................                     (1,204)
Income tax benefit .............................                        482
                                                                  ---------
Net decrease in annual net income ..............                  $    (722)
                                                                  =========
Per share, basic and diluted ...................                  $   (0.09)
                                                                  =========

     (A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt of $108,300 based upon 30-day LIBOR of 3.83% at June 30, 2001.

PART II. OTHER INFORMATION:
         ------------------

ITEM 1:   LEGAL PROCEEDINGS.

          Neither  the  Company  nor  its  equity   investments   are  presently
          defendants in any material litigation.

ITEM 2:   CHANGES IN SECURITIES.

          None.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 15, 2000, the Company held its annual meeting of shareholders. A total of 7,241,676 common shares, representing approximately 86.7% of the 8,352,843 common shares outstanding and entitled to vote (including 169,903 class A-1 common shares), as of the record date (April 23, 2001) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and class A-1 common shares are hereinafter referred to as the "Common Shares."

          At the meeting, Edward Lowenthal and Rodney F. Du Bois were elected as directors to serve terms of three years expiring at the 2004 annual meeting of shareholders or, until their respective successors are duly elected and qualify. Each of the elected directors received the affirmative vote of at least 7,231,355 Common Shares. These elected directors join the following existing directors until their terms expire: Jeffrey H. Lynford, Douglas Crocker II and Mark S. Germain, whose terms expire in 2002; Martin Bernstein, Richard S. Frary and Meyer "Sandy" Frucher, whose terms expire in 2003.

          The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001 by the affirmative vote of 7,221,149 Common Shares. Votes cast against the proposal were 18,522 Common Shares and 2,005 Common Shares abstained from voting.

ITEM 5:   OTHER INFORMATION.

          None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits filed with this Form 10-Q:

          10.115 Loan Agreement (including Joinder Agreement signed by the Company), dated as of June 25, 2001, between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C.

          10.116 Promissory Note, dated June 25, 2001, between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C.

          10.117 Guaranty, dated as of June 25, 2001, made by WWG 401 North Washington LLC in favor of General Electric Capital Corporation.

          10.118 Hazardous Substances Indemnity Agreement, dated as of June 25, 2001, by Wellsford/Whitehall Holdings, L.L.C., WWG 401 North Washington LLC, Wellsford/Whitehall Group, L.L.C. and Wellsford/Whitehall Properties II, L.L.C. for the benefit of General Electric Capital Corporation.

          10.119 Indemnification Agreement, dated as of June 25, 2001, between Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII, Whitehall Street Real Estate Limited Partnership VIII, Whitehall Street Real Estate Limited Partnership XI, Whitehall Street Real Estate Limited Partnership XII and Wellsford Real Properties, Inc. in favor of General Electric Capital Corporation.

          10.120 Indemnity Regarding Guaranty Obligations, dated as of June 25, 2001, between Wellsford/Whitehall Holdings, L.L.C.and WWG 401 North Washington LLC.

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 2001, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:


    Date of Report
(Date of Earliest Event)              Items Reported                      Date Filed
------------------------              --------------                      ----------
    June 14, 2001         Repurchase   of   2,020,784   shares  of      June 14, 2001
    (June 7, 2001)        Wellsford Real  Properties,  Inc. common
                          stock at $18.10 per common share.


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

          WELLSFORD REAL PROPERTIES, INC.

                            By:  /s/ James J. Burns
                                 -----------------------------------------------
                                 James J. Burns
                                 Senior Vice President, Chief Financial Officer

                            By:  /s/ Mark P. Cantaluppi
                                 -----------------------------------------------
                                 Mark P. Cantaluppi
                                 Vice President, Chief Accounting Officer

Dated:   August 6, 2001