Form 10-Q
period 2001-09-30
WELLSFORD REAL PROPERTIES INC
filed 2001-11-06
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                               -------------------------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission file number                            001-12917
                       ---------------------------------------------------------

                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                      13-3926898
--------------------------------            ------------------------------------
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

                            Yes   X     No
                               -------    -------

The number of the Registrant's shares of Common Stock outstanding was 6,334,154 as of November 2, 2001 (including 169,903 shares of Class A-1 Common Stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION:
          ----------------------

    Item 1. Financial Statements

            Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                 and December 31, 2000.......................................3

            Consolidated Statements of Income (unaudited) for the
                 Three and Nine Months Ended September 30, 2001 and 2000.....4

            Consolidated Statements of Cash Flows (unaudited) for the
                 Nine Months Ended September 30, 2001 and 2000...............5

            Notes to Consolidated Financial Statements (unaudited)...........6

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................18

    Item 3. Quantitative and Qualitative Disclosures about Market Risk......27

PART II.  OTHER INFORMATION:
          ------------------

    Item 1. Legal Proceedings...............................................28

    Item 6. Exhibits and Reports on Form 8-K................................28

    Signatures .............................................................29

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                            2001               2000
                                                                                            ----               ----
                                                                                         (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land ..........................................................................     $  15,021,701      $  17,519,701
   Buildings and improvements ....................................................        94,485,710        110,405,567
                                                                                       -------------      -------------
                                                                                         109,507,411        127,925,268
   Less:
      Accumulated depreciation ...................................................        (9,326,297)        (8,248,184)
      Impairment reserve relating to assets held for sale ........................        (2,704,613)        (4,725,000)
                                                                                       -------------      -------------
                                                                                          97,476,501        114,952,084
   Residential units available for sale ..........................................         8,055,413         21,849,581
   Construction in progress ......................................................        23,769,506         22,229,368
                                                                                       -------------      -------------
                                                                                         129,301,420        159,031,033
Notes receivable .................................................................        35,397,754         37,824,291
Investment in joint ventures .....................................................       103,014,632        120,969,017
                                                                                       -------------      -------------
Total real estate assets .........................................................       267,713,806        317,824,341

Cash and cash equivalents ........................................................        29,816,417         36,368,706
Restricted cash ..................................................................         7,427,850          9,921,506
Prepaid and other assets .........................................................        10,065,264         11,655,024
                                                                                       -------------      -------------
Total assets .....................................................................     $ 315,023,337      $ 375,769,577
                                                                                       =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................................     $  88,060,839      $ 104,403,970
   Credit facility ...............................................................         7,000,000         12,000,000
   Accrued expenses and other liabilities ........................................        11,428,169         15,152,759
                                                                                       -------------      -------------
Total liabilities ................................................................       106,489,008        131,556,729
                                                                                       -------------      -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely 8.25% junior subordinated debentures of Wellsford Real Properties, Inc. ("Convertible Trust Preferred
   Securities") ..................................................................        25,000,000         25,000,000

Minority interest ................................................................         3,443,984          3,230,499

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock, $.01 par value per
     share, 2,000,000 shares authorized, no shares issued and outstanding ........                --                 --
   Common stock, 98,825,000 shares authorized, $.02 par value per share -
     6,163,191 and 8,180,475 shares issued and outstanding .......................           123,264            163,610
   Class A-1 common stock, 175,000 shares authorized, $.02 par value per
     share - 169,903 shares issued and outstanding ...............................             3,398              3,398
   Paid in capital in excess of par value ........................................       159,726,514        196,282,360
   Retained earnings .............................................................        26,828,332         26,714,120
   Accumulated other comprehensive income (loss); share of unrealized loss on interest rate protection contract purchased by joint venture investment, net
      of income tax benefit ......................................................          (264,947)                --
   Deferred compensation .........................................................          (933,082)        (1,788,005)
   Treasury stock, 257,935 and 257,935 shares ....................................        (5,393,134)        (5,393,134)
                                                                                       -------------      -------------
Total shareholders' equity .......................................................       180,090,345        215,982,349
                                                                                       -------------      -------------
Total liabilities and shareholders' equity .......................................     $ 315,023,337      $ 375,769,577
                                                                                       =============      =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                                            -------------                       -------------
                                                                       2001              2000              2001              2000
                                                                       ----              ----              ----              ----

REVENUES
   Rental revenue ..........................................     $  3,337,914      $  4,706,509      $ 10,610,284      $ 13,696,091
   Revenue from sales of residential units .................        3,904,750                --        18,477,550                --
   Interest revenue ........................................        1,180,366         1,677,951         4,068,670         4,584,140
   Fee revenue .............................................          183,762           150,000           482,404           450,000
                                                                 ------------      ------------      ------------      ------------
      Total revenues .......................................        8,606,792         6,534,460        33,638,908        18,730,231
                                                                 ------------      ------------      ------------      ------------
COSTS AND EXPENSES
   Cost of sales of residential units ......................        3,514,233                --        16,324,229                --
   Property operating and maintenance ......................          871,668         1,140,135         2,789,067         3,093,300
   Real estate taxes .......................................          312,050           404,890           996,172         1,243,179
   Depreciation and amortization ...........................        1,189,348         1,401,481         4,083,800         3,541,307
   Property management .....................................          130,480           188,211           431,549           575,388
   Interest ................................................        1,125,425         1,684,988         3,345,246         5,039,998
   General and administrative ..............................        1,914,666         1,926,437         5,832,398         5,438,412
                                                                 ------------      ------------      ------------      ------------
      Total costs and expenses .............................        9,057,870         6,746,142        33,802,461        18,931,584
                                                                 ------------      ------------      ------------      ------------
Income (loss) from joint ventures ..........................         (763,377)        1,551,955         1,941,497         3,617,628
                                                                 ------------      ------------      ------------      ------------
Income (loss) before minority interest, income tax
   expense and accrued distributions and amortization of
   costs on Convertible Trust Preferred Securities .........       (1,214,455)        1,340,273         1,777,944         3,416,275

Minority interest ..........................................          (44,570)           (8,338)         (229,871)          (17,435)
                                                                 ------------      ------------      ------------      ------------
Income (loss) before taxes and accrued distributions and
   amortization of costs on Convertible Trust Preferred
   Securities ..............................................       (1,259,025)        1,331,935         1,548,073         3,398,840

Income tax expense .........................................          122,000           283,000           394,000           673,000
                                                                 ------------      ------------      ------------      ------------
Income (loss) before accrued distributions and
   amortization of costs on Convertible Trust Preferred
   Securities ..............................................       (1,381,025)        1,048,935         1,154,073         2,725,840

Accrued  distributions  and amortization of costs
   on Convertible Trust Preferred Securities, net of income
   tax benefit of $178,000, $172,000, $535,000 and $282,000,
   respectively ............................................          346,954           352,507         1,039,861           563,507
                                                                 ------------      ------------      ------------      ------------
Net income (loss) ..........................................     $ (1,727,979)     $    696,428      $    114,212      $  2,162,333
                                                                 ============      ============      ============      ============
Net income (loss) per common share, basic ..................     $      (0.27)     $       0.08      $       0.02      $       0.25
                                                                 ============      ============      ============      ============
Net income (loss) per common share, diluted ................     $      (0.27)     $       0.08      $       0.02      $       0.25
                                                                 ============      ============      ============      ============
Weighted average number of common shares
   outstanding, basic ......................................        6,333,094         8,296,507         7,508,946         8,572,253
                                                                 ============      ============      ============      ============
Weighted average number of common shares
   outstanding, diluted ....................................        6,333,904         8,313,555         7,524,593         8,576,090
                                                                 ============      ============      ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                                2001              2000
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................     $    114,212      $  2,162,333
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization ...............................        3,928,786         3,547,085
         Amortization of deferred compensation .......................          854,923           680,004
         Distributions in excess of joint venture income .............          989,407            26,933
         Undistributed minority interest .............................          229,871            17,435
         Shares issued for director compensation .....................           60,000            60,000
         Changes in assets and liabilities:
            Restricted cash ..........................................        2,493,656           (44,809)
            Residential units available for sale .....................       13,794,168                --
            Prepaid and other assets .................................        1,480,107          (150,563)
            Accrued expenses and other liabilities ...................       (3,736,819)          253,006
                                                                           ------------      ------------
         Net cash provided by operating activities ...................       20,208,311         6,551,424
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .................................       (1,964,204)       (8,981,298)
   Investments in joint ventures:
        Capital contributions ........................................       (3,014,862)       (6,775,787)
        Returns of capital ...........................................       18,113,458         2,584,517
   Investments in notes receivable ...................................         (500,000)      (23,633,000)
   Repayments of notes receivable ....................................        2,940,537        15,582,263
   Proceeds from sale of real estate assets ..........................       15,680,180                --
                                                                           ------------      ------------
        Net cash provided by (used in) investing activities ..........       31,255,109       (21,223,305)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from credit facility ...................................       12,000,000                --
   Repayment of credit facility ......................................      (17,000,000)               --
   Repayment of mortgage notes payable ...............................      (16,343,131)         (666,465)
   Issuance of Convertible Trust Preferred Securities ................               --        25,000,000
   Deferred financing costs ..........................................               --          (523,627)
   Distribution of minority interest .................................          (16,386)           (8,569)
   Costs incurred for reverse stock split ............................               --           (44,364)
   Cost to repurchase warrants .......................................          (80,000)               --
   Repurchase of common shares .......................................      (36,576,192)      (21,132,674)
                                                                           ------------      ------------
         Net cash (used in) provided by financing activities .........      (58,015,709)        2,624,301
                                                                           ------------      ------------
Net decrease in cash and cash equivalents ............................       (6,552,289)      (12,047,580)
Cash and cash equivalents, beginning of period .......................       36,368,706        34,739,866
                                                                           ------------      ------------
Cash and cash equivalents, end of period .............................     $ 29,816,417      $ 22,692,286
                                                                           ============      ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest, including amounts
     capitalized of $1,356,617 and $1,590,948, respectively ..........     $  4,722,032      $  6,403,655
                                                                           ============      ============
   Cash paid during the period for income taxes, net of tax refunds ..     $  1,582,574      $     34,582
                                                                           ============      ============
NON-CASH ACTIVITY:
   Other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture investment,
      net of tax benefit .............................................     $    264,947
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

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and other equity activities through the Wellsford Capital SBU; and (iii) property development and land operations through the Wellsford Development SBU. See Note 3 for additional information regarding the Company's business segments.

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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of a full year's results.

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

     DERIVATIVE AND HEDGING ACTIVITIES. In June 1998, SFAS No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. In June 1999, SFAS No. 137--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 (AN AMENDMENT OF FASB STATEMENT NO. 133) was issued. SFAS No. 137 extended the required date of adoption of SFAS No. 133 to the fiscal year beginning June 15, 2000. The Company and its joint venture investments have adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company and its joint venture investments to recognize all derivatives on the balance sheet at fair value. The Company's derivative investments are currently made by its joint venture investments and are primarily interest rate hedges where changes in the fair value of the derivative are offset against the changes in the fair value of the hedged debt. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable. The effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive income (loss), net of income tax benefit
     (cost).

     The Company's Wellsford/Whitehall joint venture was required to purchase an interest rate protection contract ("Cap") through the initial maturity of the loan in June 2004 by the lender in connection with their debt refinancing completed in June 2001 (See Note 3). As a result of a significant reduction in LIBOR at September 30, 2001, the market value of the Cap was approximately $1,238,000 less than the carrying amount at September 30, 2001. Wellsford/Whitehall reflected such amount as an equity adjustment. The Company's share of the decrease in market value of approximately $265,000 (net of deferred income tax benefit) was reflected separately in shareholders' equity at September 30, 2001.

     RECENTLY ISSUED PRONOUNCEMENTS NOT YET ADOPTED. In August 2001, SFAS No. 144--ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OR LONG-LIVED ASSETS was issued. SFAS No. 144 supersedes SFAS No. 121--ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on its results of operations or financial position.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.   SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:


     (amounts in thousands)

                                              COMMERCIAL       DEBT AND       DEVELOPMENT
                                               PROPERTY         EQUITY         AND LAND
                                              INVESTMENTS     INVESTMENTS     INVESTMENTS       OTHER*        CONSOLIDATED
                                              -----------     -----------     -----------       ------        ------------
         SEPTEMBER 30, 2001
         ------------------
Investment properties:
   Real estate held for investment, net        $     --        $     --        $112,878        $     --         $112,878
   Real estate held for sale** ........              --           8,368              --              --            8,368
   Residential units available for sale              --              --           8,055              --            8,055
                                               --------        --------        --------        --------         --------
Real estate, net ......................              --           8,368         120,933              --          129,301
Notes receivable ......................              --          35,398              --              --           35,398
Investment in joint ventures ..........          64,998          38,017              --              --          103,015
Cash and cash equivalents .............             922           5,716             293          22,885           29,816
Restricted cash and other assets ......              --           9,910           2,092           5,491           17,493
                                               --------        --------        --------        --------         --------
Total assets ..........................        $ 65,920        $ 97,409        $123,318        $ 28,376         $315,023
                                               ========        ========        ========        ========         ========
Mortgage notes payable ................        $     --        $     --        $ 88,061        $     --         $ 88,061
Credit facility .......................              --           7,000              --              --            7,000
Accrued expenses and other liabilities               --           3,880           1,671           5,877           11,428
Convertible Trust Preferred Securities               --              --              --          25,000           25,000
Minority interest .....................              21              --           3,423              --            3,444
Equity*** .............................          65,899          86,529          30,163          (2,501)         180,090
                                               --------        --------        --------        --------         --------
Total liabilities and equity ..........        $ 65,920        $ 97,409        $123,318        $ 28,376         $315,023
                                               ========        ========        ========        ========         ========

          DECEMBER 31, 2000
          -----------------
Investment properties:
   Real estate held for investment, net        $     --        $     --        $113,598        $     --         $113,598
   Real estate held for sale** ........              --          23,583              --              --           23,583
   Residential units available for sale              --              --          21,850              --           21,850
                                               --------        --------        --------        --------         --------
Real estate, net ......................              --          23,583         135,448              --          159,031
Notes receivable ......................              --          37,824              --              --           37,824
Investment in joint ventures ..........          82,820          38,149              --              --          120,969
Cash and cash equivalents .............              93           9,830             168          26,278           36,369
Restricted cash and other assets ......              --          10,882           3,577           7,118           21,577
                                               --------        --------        --------        --------         --------
Total assets ..........................        $ 82,913        $120,268        $139,193        $ 33,396         $375,770
                                               ========        ========        ========        ========         ========
Mortgage notes payable ................        $     --        $     --        $104,404        $     --         $104,404
Credit facility .......................              --          12,000              --              --           12,000
Accrued expenses and other liabilities               --           4,380           2,124           8,649           15,153
Convertible Trust Preferred Securities               --              --              --          25,000           25,000
Minority interest .....................              37              --           3,193              --            3,230
Equity ................................          82,876         103,888          29,472            (253)         215,983
                                               --------        --------        --------        --------         --------
Total liabilities and equity ..........        $ 82,913        $120,268        $139,193        $ 33,396         $375,770
                                               ========        ========        ========        ========         ========


----------

*Includes corporate cash, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
**Real estate held for sale in the Debt and Equity Investments SBU is net of an impairment reserve of $2,705 and $4,725 at September 30, 2001 and December 31, 2000, respectively.
***Net of SFAS #133 adjustment of ($265) in the Commercial Property Investments SBU.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)


     (amounts in thousands)

                                                COMMERCIAL       DEBT AND      DEVELOPMENT
                                                 PROPERTY         EQUITY        AND LAND
                                                INVESTMENTS     INVESTMENTS    INVESTMENTS       OTHER*       CONSOLIDATED
                                                -----------     -----------    -----------       ------       ------------
            FOR THE THREE MONTHS
          ENDED SEPTEMBER 30, 2001
          ------------------------
Rental revenue ...........................        $    --         $   374        $ 2,964         $    --         $ 3,338
Revenue from sales of residential units ..             --              --          3,905              --           3,905
Interest revenue .........................             --           1,019             --             162           1,181
Fee revenue ..............................             --              99            (28)            112             183
                                                  -------         -------        -------         -------         -------
Total revenues ...........................             --           1,492          6,841             274           8,607
                                                  -------         -------        -------         -------         -------
Cost of sales of residential units .......             --              --          3,514              --           3,514
Operating expenses .......................             --             210          1,104              --           1,314
Depreciation and amortization ............            396               1            766              27           1,190
Interest .................................             --             156            956              13           1,125
General and administrative ...............             --              14             --           1,901           1,915
                                                  -------         -------        -------         -------         -------
Total costs and expenses .................            396             381          6,340           1,941           9,058
                                                  -------         -------        -------         -------         -------
Income (loss) from joint ventures ........           (854)             91             --              --            (763)
Minority interest ........................             --              --            (45)             --             (45)
                                                  -------         -------        -------         -------         -------
Income (loss) before taxes and
   Convertible Trust Preferred Securities         $(1,250)        $ 1,202        $   456         $(1,667)        $(1,259)
                                                  =======         =======        =======         =======         =======

            FOR THE THREE MONTHS
          ENDED SEPTEMBER 30, 2000
          ------------------------
Rental revenue ...........................        $    --         $ 1,536        $ 3,170         $    --         $ 4,706
Interest revenue .........................             --           1,109             --             569           1,678
Fee revenue ..............................             --              --             --             150             150
                                                  -------         -------        -------         -------         -------
Total revenues ...........................             --           2,645          3,170             719           6,534
                                                  -------         -------        -------         -------         -------
Operating expenses .......................             --             690          1,043              --           1,733
Depreciation and amortization ............            178             448            751              25           1,402
Interest .................................             --             766          1,377            (458)          1,685
General and administrative ...............             --             257             --           1,669           1,926
                                                  -------         -------        -------         -------         -------
Total expenses ...........................            178           2,161          3,171           1,236           6,746
                                                  -------         -------        -------         -------         -------
Income from joint ventures ...............          1,062             490             --              --           1,552
Minority interest ........................             --              --             (8)             --              (8)
                                                  -------         -------        -------         -------         -------
Income (loss) before taxes and
   Convertible Trust Preferred Securities         $   884         $   974        $    (9)        $  (517)        $ 1,332
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


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)


     (amounts in thousands)

                                                 COMMERCIAL       DEBT AND       DEVELOPMENT
                                                  PROPERTY         EQUITY         AND LAND
                                                 INVESTMENTS     INVESTMENTS     INVESTMENTS        OTHER*         CONSOLIDATED
                                                 -----------     -----------     -----------        ------         ------------
            FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2001
         ------------------------
Rental revenue ...........................        $     --        $  1,637        $  8,973         $     --         $ 10,610
Revenue from sales of residential units ..              --              --          18,478               --           18,478
Interest revenue .........................              --           3,143              --              926            4,069
Fee revenue ..............................              --             185             (41)             338              482
                                                  --------        --------        --------         --------         --------
Total revenues ...........................              --           4,965          27,410            1,264           33,639
                                                  --------        --------        --------         --------         --------
Cost of sales of residential units .......              --              --          16,324               --           16,324
Operating expenses .......................              --           1,099           3,118               --            4,217
Depreciation and amortization ............           1,704               5           2,296               79            4,084
Interest .................................              --             254           3,089                2            3,345
General and administrative ...............              --              54              --            5,778            5,832
                                                  --------        --------        --------         --------         --------
Total costs and expenses .................           1,704           1,412          24,827            5,859           33,802
                                                  --------        --------        --------         --------         --------
Income from joint ventures ...............           1,835             106              --               --            1,941
Minority interest ........................              --              --            (230)              --             (230)
                                                  --------        --------        --------         --------         --------
Income (loss) before taxes and
   Convertible Trust Preferred Securities         $    131        $  3,659        $  2,353         $ (4,595)        $  1,548
                                                  ========        ========        ========         ========         ========

            FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2000
         ------------------------
Rental revenue ...........................        $     --        $  4,613        $  9,083         $     --         $ 13,696
Interest revenue .........................              --           3,591              --              993            4,584
Fee revenue ..............................              --              --              --              450              450
                                                  --------        --------        --------         --------         --------
Total revenues ...........................              --           8,204           9,083            1,443           18,730
                                                  --------        --------        --------         --------         --------
Operating expenses .......................              --           1,944           2,968               --            4,912
Depreciation and amortization ............             269             938           2,252               82            3,541
Interest .................................              --           2,117           3,803             (880)           5,040
General and administrative ...............              --             761              --            4,678            5,439
                                                  --------        --------        --------         --------         --------
Total expenses ...........................             269           5,760           9,023            3,880           18,932
                                                  --------        --------        --------         --------         --------
Income from joint ventures ...............           2,109           1,509              --               --            3,618
Minority interest ........................              --              --             (17)              --              (17)
                                                  --------        --------        --------         --------         --------
Income (loss) before taxes and
   Convertible Trust Preferred Securities         $  1,840        $  3,953        $     43         $ (2,437)        $  3,399
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL
     ---------------------------------------------------

     The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 35.68% interest in Wellsford/Whitehall at September 30, 2001. Such interest is after the impact of a 2.28% reduction resulting from the conversion by the holders of preferred equity interests in Wellsford/Whitehall to common equity interests on September 7, 2001.

     In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of their joint venture effective January 1, 2001 (the "Amendments"), which, among other items, provided for the Company and Whitehall to extend their existing capital commitments to Wellsford/Whitehall for one year to December 31, 2001 and to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall through December 2003, if required. As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP"), the new management company, which is owned by affiliates of Whitehall and senior management of WP. WP will provide management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP will also provide similar services to a new venture formed by Whitehall (the "New Venture"), as well as third parties.

     The Amendments provide for Wellsford/Whitehall to discontinue payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $112,000 and $338,000 under the new arrangements during the three and nine months ended September 30, 2001, respectively. Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

   CONDENSED BALANCE SHEET DATA        SEPTEMBER 30, 2001    DECEMBER 31, 2000
   ----------------------------        ------------------    -----------------
Real estate, net...................      $     519,003         $     589,154
Cash and cash equivalents..........             42,359                 6,161
Other assets (A)...................             26,221                26,821
Total assets.......................            587,583               622,136
Mortgage notes payable.............            112,197               136,490
Credit facility....................            272,912               244,250
Preferred equity...................                 --                18,323
Common equity......................            185,719               201,044
Other comprehensive income.........            (1,238)                    --


                                     FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                      -------------------        -------------------
   CONDENSED OPERATING DATA           2001          2000         2001         2000
   ------------------------           ----          ----         ----         ----
Rental revenue (B) ...........     $ 18,122      $ 19,366     $ 58,939      $ 58,148
Interest and other income (C)           329         2,112        1,083         3,396
Operating expenses ...........        8,200         7,275       23,327        20,788
Depreciation and amortization         4,356         3,301       12,458         9,719
Interest .....................        7,522         6,463       20,420        19,402
Total expenses ...............       23,743        19,002       61,459        55,991
Gain on sale of real estate ..        1,497           401       22,707           401
Impairment provision .........         (332)           --      (15,893)           --
Income (loss) before preferred
   equity distributions ......       (2,126)        2,877        5,378         5,954


----------
     (A) Includes the marked to market value of interest rate protection contract of $377 at September 30, 2001.
     (B) Includes a reduction in income of $128 and an increase in income of $558 from the straight-lining of tenant rents for the three months ended September 30, 2001 and 2000, respectively and a reduction in income of $348 and an increase in income of $971 for the nine months ended September 30, 2001 and 2000, respectively.
     (C) Includes lease cancellation income of $2,056 for the three months ended September 30, 2000 and $312 and $2,887 for the nine months ended September 30, 2001 and 2000, respectively.


     As of September 30, 2001, Wellsford/Whitehall owned 36 office properties totaling approximately 4,015,000 square feet (including approximately 598,000 square feet under renovation), located primarily in New Jersey, Massachusetts and Maryland. The following sale transactions were completed during the nine months ended September 30, 2001:


                             GROSS LEASABLE     NUMBER OF                     SALES PRICE PER
   MONTH      LOCATION         SQUARE FEET     PROPERTIES    SALES PRICE        SQUARE FOOT        GAIN (LOSS)
   -----      --------         -----------     ----------    -----------        -----------        -----------
 February    Newton, MA          102,000           5        $ 18,000,000        $   176.47        $  3,379,000
  April      Portland, ME         24,000           1           1,600,000             66.67                  --
   May       Parsippany, NJ      257,000           1          61,500,000            239.30          17,831,000
  August     Andover, MA          63,000           1           9,100,000            144.44           1,497,000
September    Wayne, NJ           564,000           1          35,500,000             62.94         (15,893,000)
                               ---------           -        ------------                          ------------
                               1,010,000           9        $125,700,000            124.46        $  6,814,000
                               =========           =        ============                          ============


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     During July 2001, Wellsford/Whitehall entered into a contract to sell the Pointview property, a 194 acre complex with two buildings totaling 564,000 square feet, located in Wayne, New Jersey. This property, which was a major development project of Wellsford/Whitehall, has been unoccupied since its purchase in 1997. In anticipation of the formal completion of the terms of the sale, Wellsford/Whitehall recorded a $15,561,000 impairment provision in its June financial statements, of which the Company's allocable share is approximately $5,908,000. This impairment arises from the change in the intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex. The sale was completed in September 2001. As a result of a sales price adjustment negotiated with the buyer subsequent to the initial contract, Wellsford/Whitehall recorded an additional impairment provision of $332,000 during the three months ended September 30, 2001, of which the Company's share was $119,000.

     During the nine months ended September 30, 2001, Wellsford/Whitehall, in a single transaction, purchased the following single tenant retail properties as part of the completion of a tax free exchange related to the sale of the five Newton, MA properties in February 2001:


                             GROSS LEASABLE     NUMBER OF                     PURCHASE PRICE PER
   MONTH      LOCATION         SQUARE FEET     PROPERTIES   PURCHASE PRICE       SQUARE FOOT        OCCUPANCY
   -----      --------         -----------     ----------   --------------       -----------        ---------
   April       Various           55,000             5        $ 18,700,000       $    341.83           100%
                                 ======             =        ============       ===========           ===


     During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation with an initial funding of approximately $273,000,000 before transaction costs. The remaining balance will be available to be drawn to fund certain capital expenditures and upon achieving certain operating results from seven properties. The facility bears interest at LIBOR + 2.90% per annum (6.48% at September 30, 2001) and matures in June 2004 with two 12 month extension options, subject to meeting certain operating and valuation covenants. The facility is secured by interests in twenty-four commercial office properties in the Wellsford/Whitehall portfolio. This facility replaces the previously existing facility which was due to mature in December 2001. The outstanding balance of this facility was $272,912,000 at September 30, 2001.

     In July 2001, Wellsford/Whitehall entered into an interest rate protection contract at a cost of $1,780,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. At September 30, 2001 the market value of the Cap was approximately $377,000.

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At September 30, 2001, the Company had the following investments: (i) approximately $35,398,000 of direct debt investments which bore interest at an average yield of approximately 11.30% for the nine months ended September 30, 2001 and had an average remaining term to maturity of approximately 4.6 years; (ii) approximately $31,233,000 in companies which were organized to invest in debt instruments, including $27,863,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt ("Second Holding"); and (iii) approximately $6,783,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated three commercial properties totaling approximately 218,000 square feet located in the Northeastern United States at September 30, 2001; such properties are being held for sale.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The Company has an approximate 51.1% interest in Second Holding at September 30, 2001. The following table presents condensed balance sheets and operating data for Second Holding:

     (amounts in thousands)

   CONDENSED BALANCE SHEET DATA       SEPTEMBER 30, 2001    DECEMBER 31, 2000
   ----------------------------       ------------------    -----------------
Cash and cash equivalents.........      $     151,377         $       73,136
Investments.......................            653,093                229,003
Other assets (A)..................             29,463                  4,795
Total assets......................            833,933                306,934
Debt..............................            769,701                244,867
Total equity......................             54,509                 54,492

                                  FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                   -------------------       -------------------
     CONDENSED OPERATING DATA        2001        2000          2001       2000
     ------------------------        ----        ----          ----       ----
Interest .....................     $ 8,274      $1,204       $22,348     $3,276
Interest from Reis ...........          --          --            --        169
                                   -------      ------       -------     ------
Total revenue ................       8,274       1,204        22,348      3,445
                                   -------      ------       -------     ------
Interest expense .............       7,632         206        20,518        206
Fees and other ...............         670         235         1,812        691
                                   -------      ------       -------     ------
Total expenses ...............       8,302         441        22,330        897
                                   -------      ------       -------     ------
Net (loss) income attributable
    to members (B) ...........     $   (28)     $  763       $    18     $2,548
                                   =======      ======       =======     ======

----------
     (A) Other assets includes an interest rate swap asset with a fair value of $19,631 at September 30, 2001.
     (B) A partner which was admitted in the latter part of 2000 is entitled to a cumulative preference on earnings; accordingly all fiscal 2001 income is allocable to this partner.

     At September 30, 2001, Second Holding had investments of approximately $653,093,000 which includes a variety of investment-grade collateralized debt obligations and commercial mortgage backed securities. Second Holding also had approximately $136,365,000 invested in commercial paper which was included in cash and cash equivalents in the Condensed Balance Sheet Data. The investment-grade assets and commercial paper investments are variable rate based and earned interest at a weighted average annual interest rate of 4.11%.

     Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. By September 30, 2001, Second Holding had total debt of approximately $769,701,000 which is primarily comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with a fair value of $169,631,000 at September 30, 2001 and an effective annual interest rate of LIBOR + 0.90% and (ii) approximately $605,000,000 of medium term notes with a weighted average annual interest rate of 3.05%, offset by unamortized issuance costs.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in Towers 1, 2, 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master servicer, that the WTC
     Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism and such insurance is from a consortium of 22 insurers. As of September 30, 2001, the rating agencies reaffirmed their ratings on the WTC Certificates. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. The Company will continue to evaluate the ultimate collectibility of the principal and interest.

     PROPERTY SALES

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven assets which were originally acquired as part of the 1998 merger with Value Property Trust ("VLP"). The Company sold one asset in December 2000 (the Santa Monica, CA property) for a gain of approximately $4,943,000. The Company determined that the aggregate carrying amount of four of the six other assets which remained available for sale at December 31, 2000 was more than the amounts expected to be ultimately realized upon sale, less selling expenses. Accordingly, in the fourth quarter of 2000 the Company recorded an impairment provision of $4,725,000 as an offset to the gain on the property sold in December 2000. During January 2001, the Company sold two other properties (the Piscataway, NJ and West Chester, PA properties) and in May 2001, the Company sold the Cherry Hill, NJ property. No gain or loss was recorded on any of the 2001 transactions. The Company anticipates selling the remaining three properties during the next nine months. The Company has not recorded depreciation expense in 2001 related to the unsold assets. The Company believes that the balance of the provision for impairment is adequate at September 30, 2001.

     DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ------------------------------------------------------

     At September 30, 2001, the Company had an 85.85% interest in a five phase, 1,800 unit Class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 rental units are completed and operational. The third phase consists of 264 units which the Company is converting into condominiums, 89 units of which were sold by September 30, 2001. The 424 unit fourth phase is substantially completed and operations will be phased in starting January 1, 2002 and the land for the remaining approximate 352 unit phase is being prepared for sale or possible future development.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In October 2000, the 264 unit third phase, Silver Mesa, was substantially completed. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared 128 units to be sold and will continue to rent the remaining 136 units during the sell-out period until the initial inventory has been significantly reduced and additional units are required to be prepared for sale. The sell-out period for all 264 units is currently expected to be completed by December 31, 2003. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum (5.58% at September 30, 2001), is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Approximately 90% of net sales proceeds per unit goes toward principal repayments until the loan is paid in full.

     Sales commenced in February 2001 and through September 30, 2001, 89 of the Silver Mesa units were sold for gross proceeds of approximately $18,478,000, of which approximately $15,768,000 was used to reduce the balance on the Silver Mesa Conversion Loan. The Company recorded pre-tax gains of approximately $390,000 and $2,153,000 for the three and nine months ended September 30, 2001, respectively, from sales of residential units.

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

     The Company did not declare or distribute any dividends for the three or nine months ended September 30, 2001 and 2000.

5.   INCOME TAXES

     The income tax provision for the three and nine months ended September 30, 2001 and 2000 reflects the reduction in the valuation allowance attributable to the pro-rata annual utilization of, or the currently usable amount of, available net operating loss carryforwards for Federal income tax purposes. The 2001 provision has also been reduced by a reversal during the three months ended March 31, 2001 of previously recorded state income tax liabilities of $265,000 (before Federal tax cost), as a result of the availability of net loss carryforwards in one state.

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

     The following table details the computation of earnings per share, basic and diluted:


                                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                             -------------                  -------------
                                                         2001            2000           2001            2000
                                                         ----            ----           ----            ----
Numerator for net income (loss) per common
   share, basic and diluted ....................     $(1,727,979)     $   696,428     $   114,212     $ 2,162,333
                                                     ===========      ===========     ===========     ===========
Denominator:
   Denominator for net income per common
      share, basic--weighted average common
      shares ...................................       6,333,094        8,296,507       7,508,946       8,572,253
   Effect of dilutive securities:
        Employee stock options .................              --           17,048          15,647           3,837
        Warrants ...............................              --               --              --              --
        Convertible Trust Preferred Securities .              --               --              --              --
                                                     -----------      -----------     -----------     -----------
   Denominator for net income per common
      share, diluted--weighted average
      common shares ............................       6,333,094        8,313,555       7,524,593       8,576,090
                                                     ===========      ===========     ===========     ===========
Net income (loss) per common share, basic ......     $     (0.27)     $      0.08     $      0.02     $      0.25
                                                     ===========      ===========     ===========     ===========
Net income (loss) per common share, diluted ....     $     (0.27)     $      0.08     $      0.02     $      0.25
                                                     ===========      ===========     ===========     ===========


7.   COMPREHENSIVE INCOME (LOSS)

     The following table details the computation of comprehensive income (loss):


                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -------------                    -------------
                                                  2001             2000            2001             2000
                                                  ----             ----            ----             ----
Net income (loss) .......................     $(1,727,979)     $   696,428     $   114,212      $ 2,162,333
Share of unrealized loss on interest rate
   protection contract purchased by joint
   venture investment, net of tax benefit        (264,947)              --        (264,947)              --
                                              -----------      -----------     -----------      -----------
Comprehensive income (loss) .............     $(1,992,926)     $   696,428     $  (150,735)     $ 2,162,333
                                              ===========      ===========     ===========      ===========


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

BUSINESS
--------

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall");
(ii) debt and other equity  activities  through the  Wellsford  Capital SBU; and
(iii) property development and land operations through the Wellsford Development SBU.

COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

The Company's commercial property operations segment consists of Wellsford/Whitehall, which is accounted for on the equity method. In August 1997, the Company, in a joint venture with WHWEL Real Estate Limited Partnership ("Whitehall"), an affiliate of The Goldman Sachs Group Inc., formed a private real estate operating company, Wellsford/Whitehall. The Company had a 35.68% interest in Wellsford/Whitehall at September 30, 2001. Such interest is after the impact of a 2.28% reduction resulting from the conversion by the holders of preferred equity interests in Wellsford/Whitehall to common equity interests on September 7, 2001.

In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of the Wellsford/Whitehall joint venture effective January 1, 2001 (the "Amendments"). The key features of the Amendments provide for the Company to retain its economic interest in Wellsford/Whitehall, while an affiliate of Whitehall will become responsible for day-to-day operations. The Company will maintain its current membership on Wellsford/Whitehall's management committee and must agree to specified "Major Decisions". Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's stock, which had previously been issued to Whitehall, were returned and cancelled. Whitehall has also agreed to pay the Company certain specified fees when Wellsford/Whitehall assets are sold as well as when certain new assets are acquired by Whitehall affiliates in a newly formed entity. The Company earned fees of approximately $112,000 and $338,000 under the new arrangements during the three and nine months ended September 30, 2001, respectively.

As of September 30, 2001, Wellsford/Whitehall owned 36 office properties totaling approximately 4,015,000 square feet (including approximately 598,000 square feet under renovation), located primarily in New Jersey, Massachusetts and Maryland.

Wellsford/Whitehall entered into 32 leases during the nine months ended September 30, 2001 for approximately 480,000 square feet including the following significant leases:


                              LEASABLE   PERCENTAGE      LEASE                          INITIAL BASE
                               SQUARE        OF      COMMENCEMENT          LEASE          RENT PER
         PROPERTY               FEET      BUILDING       DATE           EXPIRATION       SQUARE FOOT
         --------               ----      --------       ----           ----------       -----------
150 Mt. Bethel Road ......     44,000       34%       March 2001       March 2008         $    17.88
401 North Washington .....     73,000       31%       June 2001        March 2006         $    27.00
401 North Washington .....     35,000       15%       June 2001        May 2011           $    27.00
117 Kendrick Street ......     98,000       47%       October 2001     September 2008     $    35.44
Columbia Technology Center     85,000       59%       June 2002        May 2012           $    19.36
                              -------
                              335,000
                              =======


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

At September 30, 2001, the Company had the following investments: (i) approximately $35,398,000 of direct debt investments which bore interest at an average yield of approximately 11.30% for the nine months ended September 30, 2001 and had an average remaining term to maturity of approximately 4.6 years;
(ii) approximately $31,233,000 in companies which were organized to invest in debt instruments, including $27,863,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt ("Second Holding"); and (iii) approximately $6,783,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated three commercial properties totaling approximately 218,000 square feet located in the Northeastern United States at September 30, 2001; such properties are being held for sale.

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

At September 30, 2001, the Company had an 85.85% interest in a five phase, 1,800 unit Class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 rental units are completed and operational. The third phase consists of 264 units which the Company is converting into condominiums, 89 units of which were sold by September 30, 2001. The 424 unit fourth phase is substantially completed and operations will be phased in starting January 1, 2002 and the land for the remaining approximate 352 unit phase is being prepared for sale or possible future development.

OTHER SEGMENT INFORMATION

The following table provides occupancy rates as of each specified date by SBU:

                      COMMERCIAL PROPERTY    DEBT AND EQUITY    DEVELOPMENT AND
                          OPERATIONS*         INVESTMENTS**    LAND INVESTMENTS
                          -----------         -------------    ----------------
September 30, 2001....        81%                   60%                  86%
June 30, 2001.........        82%                   60%                  86%
March 31, 2001........        90%                   66%                  88%
December 31, 2000.....        87%                   74%                  93%
September 30, 2000....        89%                   79%                  97%
June 30, 2000.........        93%                   77%                  90%
March 31, 2000........        93%                   76%                  91%
December 31, 1999.....        92%                   76%                  89%

----------

*Excludes properties under renovation.
**Occupancy rates for the Value Property Trust ("VLP") assets held in this SBU.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Rental revenue decreased $1,369,000. This decrease is due to the sale of one of the VLP properties in December 2000, two during January 2001 and the fourth in May 2001 ($1,162,000), the disposition of the Sonterra at Williams Centre property ("Sonterra") in the Wellsford Development segment in November of 2000 ($669,000) and decreased rental revenues at the Blue Ridge and Red Canyon phases at Palomino Park ($118,000), partially offset by the operations of the rental portion of the Silver Mesa phase at Palomino Park which commenced in October 2000 ($580,000). The VLP property operations are included in the Debt and Equity Investments SBU and the operations of the Blue Ridge, Red Canyon and Silver Mesa phases of Palomino Park and the disposal of the Sonterra property are included in the Development and Land Investments SBU.

Revenues from the sale of 19 of residential units and the associated cost of sales from such units during the three months ended September 30, 2001 were $3,905,000 and $3,514,000, respectively. Sales commenced in February 2001.

Interest revenue decreased $498,000. This decrease is primarily due to interest earned on loans outstanding during the third quarter of 2000 and subsequently repaid in 2000 and 2001 of $413,000, decreased interest earned on cash of $188,000 from a greater average cash balance during the 2000 period and lower money market rates during 2001, and a decrease in the underlying base interest rates on loans of $39,000, offset by interest earned on new loans of $130,000.

Fee revenue increased $34,000. The 2000 period includes $150,000 of fees for the Company's role as managing member under the prior Wellsford/Whitehall Operating Agreement, whereas under the Amendments, the Company now earns fees payable by Whitehall from sales by Wellsford/Whitehall and certain asset purchases by the New Venture. Such fees were $112,000 during the current period. Additionally, the Company earned $59,000 of management fees for its role in the Second Holding investment and $13,000 from fees earned on the modification of the Patriot Loan in the Wellsford Capital SBU.

Property operating and maintenance expense decreased $268,000. This decrease is due to the sale of four of the VLP properties as noted above ($297,000) and the sale of Sonterra ($210,000), offset by the addition of the Silver Mesa rental phase ($181,000) and additional operating costs at Palomino Park ($58,000).

Real estate tax expense decreased $93,000. This decrease is due to the sale of four of the VLP properties as noted above ($133,000) and the sale of Sonterra ($63,000), offset by the rental operations from Silver Mesa ($52,000) and increases at the other Palomino Park phases ($51,000).

Depreciation and amortization expense decreased $212,000. This decrease is primarily due to no current year depreciation expense on any of the VLP properties, as they are held for sale ($276,000) and Sonterra as it was sold ($159,000) and amortization in the prior year attributable to one of the principals leaving Creamer Vitale Wellsford to pursue other employment and the subsequent wind-down of the venture ($145,000), offset by additional amortization of deferred costs attributable to asset sales at Wellsford/Whitehall ($193,000) and depreciation on the Silver Mesa rental phase ($173,000).

Property management expenses decreased $58,000. This decrease is primarily attributable to the sale of the four VLP properties ($52,000) and Sonterra ($20,000), partially offset by the addition of the Silver Mesa rental phase ($17,000).

Interest expense decreased $560,000. This decrease is primarily attributable to the repayment of the $28,000,000 loan which cross-collateralized the VLP properties ($735,000), the sale of Sonterra ($280,000), reduced interest rates on the other variable rate based debt ($71,000) and declines in the Blue Ridge and Red Canyon mortgage interest from lower outstanding debt balances ($13,000), partially offset by decreased capitalized interest ($273,000), interest incurred on the Silver Mesa Conversion Loan related to the rental operations ($141,000) and interest on draws under the Company's line of credit ($125,000).

Income from joint ventures decreased $2,315,000. This decrease is primarily the result of (i) a current period operating loss at Wellsford/Whitehall of $1,305,000 which had operating income in the prior period of $898,000 (a net decrease of $2,203,000), (ii) no current period income from Second Holding which had income in the prior period of $420,000 (as a partner was admitted into the venture in the latter part of 2000 whom is entitled to a cumulative preference on earnings) and (iii) $96,000 of income in the prior period from the investment in The Liberty Hampshire Company, L.L.C. which the Company sold in December 2000. These decreases were partially offset by net gains on the sale of property of $450,000 in the current period from Wellsford/Whitehall (the Company's share of gains of $569,000 is offset by the Company's share of an additional impairment provision of $119,000) in excess of gains in the prior year's period of $164,000 at Wellsford/Whitehall and income from the Fordham Tower Construction loan of $91,000 through the Clairborne Prudential program (with no corresponding sales or income in the prior period, respectively). The impairment provision adjustment is the Company's allocable share arising from the change in intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex in June 2001 and its ultimate sale in September 2001. The Wellsford/Whitehall investment is in the Commercial Property Investments SBU and the other ventures are in the Debt and Equity Investments SBU.

Minority interest expense increased $36,000 primarily attributable to income from the sale of residential units at Silver Mesa.

Income tax expense reflected a cost of $122,000 compared to a cost of $283,000 resulting from a pre-tax loss and a reversal of the provision recorded in the first six months of 2001.

The decrease in net income per share--basic and diluted of $0.35 per share is attributable to the net loss of $1,728,000 during the quarter and by the effect of a lower weighted average number of common shares outstanding in the current period from the repurchase of 1,318,732 shares of common stock during 2000 and 2,020,784 shares of common stock during 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Rental revenue decreased $3,086,000. This decrease is due to the sale of the four VLP properties ($2,976,000) and the disposition of Sonterra in November of 2000 ($2,046,000), partially offset by the operations of the rental portion of the Silver Mesa phase at Palomino Park which commenced in October 2000 ($1,719,000) and increased rental revenues at the Blue Ridge and Red Canyon phases at Palomino Park ($217,000).

Revenues from the sale of 89 residential units and the associated cost of sales from such units during the nine months ended September 30, 2001 were $18,478,000 and $16,324,000, respectively. Sales commenced in February 2001.

Interest revenue decreased $515,000. This decrease is primarily due to interest earned on loans outstanding during the nine month period in 2000 and subsequently repaid in 2000 and 2001 of $923,000 and a decrease in the underlying base interest rates on loans of $62,000, offset by interest earned on new loans of $393,000 and increased interest earned on cash of $85,000 from a greater average cash balance during the current period versus the comparable 2000 period (net of any decreases in money market interest rates during 2001).

Fee revenue increased $32,000. The 2000 period includes $450,000 of fees for the Company's role as managing member under the prior Wellsford/Whitehall Operating Agreement, whereas under the Amendments, the Company now earns fees payable by Whitehall from sales by Wellsford/Whitehall and certain asset purchases by the New Venture. Such fees were $338,000 during the current period. Additionally, the Company earned $131,000 of management fees for its role in the Second Holding investment and $13,000 from fees earned on the modification of the Patriot Loan in the Wellsford Capital SBU.

Property operating and maintenance expense decreased $304,000. This decrease is due to the sale of Sonterra ($546,000) and four of the VLP properties as noted above ($418,000), offset by the addition of the Silver Mesa rental phase ($476,000) and additional operating costs at Palomino Park ($184,000).

Real estate tax expense decreased $247,000. This decrease is due to the sale of four of the VLP properties as noted above ($288,000) and the sale of Sonterra ($198,000), offset by the rental operations from Silver Mesa ($138,000) and increases at the other Palomino Park phases ($101,000).

Depreciation and amortization expense increased $542,000. This increase is primarily due to additional amortization of deferred costs attributable to asset sales at Wellsford/Whitehall ($1,353,000) and depreciation on the Silver Mesa rental phase ($518,000), offset by no current year depreciation expense on the VLP properties, as they are held for sale ($712,000) and Sonterra as it was sold ($476,000), and amortization in the prior period attributable to one of the two principals leaving Creamer Vitale Wellsford to pursue other employment and the subsequent wind-down of the venture ($145,000).

Property management expenses decreased $144,000. This decrease is primarily attributable to the sale of the four VLP properties ($140,000) and Sonterra ($61,000), partially offset by the addition of the Silver Mesa rental phase ($52,000).

Interest expense decreased $1,695,000. This decrease is attributable to the repayment of the $28,000,000 loan which cross-collateralized the VLP properties ($2,107,000), the sale of Sonterra ($842,000), reduced interest rates on the other variable rate based debt ($157,000) and declines in the Blue Ridge and Red Canyon mortgage interest from lower outstanding debt balances ($36,000), partially offset by interest incurred on the Silver Mesa Conversion Loan related to the rental operations ($1,096,000), decreased capitalized interest ($234,000) and interest on draws under the Company's line of credit ($117,000).

General and administrative expenses increased $394,000. This increase is due to amounts accrued for incentive compensation in the current year's nine-month period which was not accrued in the prior year as a result of current year asset sales and additional amortization of deferred stock compensation issued in December 2000.

Income from joint ventures decreased $1,676,000. This decrease is the result of net gains on the sale of properties of $2,629,000 in the current period from Wellsford/Whitehall (the Company's share of gains of $8,655,000 is offset by the Company's share of impairment provisions of $6,026,000) in excess of gains in the prior year's period of $164,000 at Wellsford/Whitehall and income from the Fordham Tower construction loan of $270,000 through the Clairborne Prudential program (with no corresponding sales or income in the prior period, respectively) and a prior period loss of $23,000 from Creamer Vitale Wellsford prior to the unwinding of the venture in 2000. These increases were offset by (i) a current period loss of $164,000 from Second Holding which had income in the prior period of $1,317,000 (a decrease of $1,481,000), (ii) $333,000 of income in the prior period from the investment in The Liberty Hampshire Company, L.L.C. which the Company sold in December 2000 and (iii) a $2,740,000 decrease in income from Wellsford/Whitehall operations. The impairment provision is the Company's allocable share of a provision recorded by Wellsford/Whitehall, arising from the change in intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex in June 2001 and its ultimate sale in September 2001. The Wellsford/Whitehall investment is in the Commercial Property Investments SBU and the other ventures are in the Debt and Equity Investments SBU.

Minority interest expense increased $212,000, primarily attributable to income from the sale of residential units at Silver Mesa.

Income tax expense decreased $279,000 due to a reversal of previously accrued state income tax liabilities in the aggregate amount of $265,000, as a result of the net operating loss carry forwards being available in one state, and a decrease in taxable income.

Accrued distributions and amortization of costs on Convertible Trust Preferred Securities, net of income tax benefit, increased $476,000, as these securities were issued in May 2000 and were outstanding for only a partial period in that year.

The decrease in net income per share--basic and diluted of $0.23 per share is attributable to lower net income of $2,048,000 and by the effect of a lower weighted average number of common shares outstanding in the current period from the repurchase of 1,318,732 shares of common stock during 2000 and 2,020,784 shares of common stock during 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its available cash, sales of properties and distributions of available cash in the Wellsford/Whitehall SBU, sales of properties in the Wellsford Capital SBU, sales of residential units in the Wellsford Development SBU, cash flow provided by operations, repayments of notes receivable and, if available for use, from draws on the $20,000,000 Wellsford Finance Facility (the Wellsford Finance Facility expires in January 2002).

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture capital requirements by long-term borrowings, through the use of available cash, repayments of notes receivable at maturity, sales of properties in the Wellsford/Whitehall SBU, the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, if any, with operating cash flow from its properties, financing available under its recently completed loan agreement, proceeds from any asset sales and equity contributions from the principal owners of Wellsford/Whitehall. At September 30, 2001, the Company's unfunded capital commitment was approximately $5,551,000 and the Whitehall unfunded capital commitment was approximately $31,069,000. Cash and cash equivalents were approximately $42,359,000 at September 30, 2001, of which approximately $41,000,000 is expected to be distributed during the fourth quarter 2001, principally from previously closed sales transactions.

Second Holding expects to meet its liquidity requirements for purchases of investment and non-investment grade rated real estate debt with proceeds from the issuance of bonds and medium term notes.

Approximately $1,823,000 of the Company's retained earnings at September 30, 2001 relates to undistributed earnings from Second Holding as such distributions are limited to 48% of earnings.

WORLD TRADE CENTER INVESTMENT

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC
Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in Towers 1, 2, 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism and such insurance is from a consortium of 22 insurers. As of September 30, 2001, the rating agencies reaffirmed their ratings on the WTC Certificates. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. The Company will continue to evaluate the ultimate collectibility of the principal and interest.

CAPITAL COMMITMENTS

At September 30, 2001, the Company had capital commitments with respect to certain joint venture investments. The Company may make additional equity investments in these joint ventures, subject to Board of Directors approval, if deemed prudent to do so to protect or enhance its existing investment. At September 30, 2001, capital commitments are as follows:

            COMMITMENT                   AMOUNT
            ----------                   ------
Wellsford/Whitehall  equity.......  $    5,551,000  (A)
Wellsford/Whitehall  loan.........       4,000,000  (B)
Clairborne Prudential equity......      10,208,000  (C)

----------

(A)  Whitehall is committed to contribute $31,069,000 at September 30, 2001.
(B) Pursuant to the Amendments, the Company could provide for up to 40% of a $10,000,000 loan to, or equity investment in, the venture with its joint venture partner, Whitehall committed to fund the remaining $6,000,000.
(C)  Capital calls are subject to the Company's approval of such investments.

WELLSFORD FINANCE FACILITY

On January 1, 2001, the Company had an outstanding balance of $12,000,000 under the Wellsford Finance Facility. This balance was completely repaid on January 4, 2001. At September 30, 2001, the Company had an outstanding balance of $7,000,000, which was repaid on October 17, 2001. The Company has the ability to utilize the entire $20,000,000 available on this facility, until it expires in January 2002, at which time it may or may not be renewed. There can be no assurance that the Company will be able to renew this facility, either at all, or on satisfactory terms.

LETTER OF CREDIT

On October 26, 2001, the Company and Commerzbank AG amended the letter of credit agreement (whereby Commerzbank AG provides credit enhancement on $12,680,000 of tax-exempt bonds in the Wellsford Development SBU) to include the $25,000,000 of Convertible Trust Preferred Securities in shareholders' equity in the determination of the minimum shareholders' equity covenant. Based upon the September 30, 2001 financial statements, the Company would have $205,090,000 of shareholders' equity as defined by the amended letter of credit agreement; the minimum requirement is $180,000,000.

PROPERTY SALES

The Company sold three of the VLP properties through September 30, 2001 and received proceeds, net of selling costs, of $15,680,000. During the nine months ended September 30, 2001, 89 residential units were sold and the Company received net proceeds of approximately $1,377,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $15,768,000 and selling costs. Net proceeds received by the Company from the above sales were used for working capital purposes.

STOCK REPURCHASE PROGRAM

On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of September 30, 2001; none during the nine months ended September 30, 2001. In addition, during June 2001, the Board of Directors authorized the repurchase of 2,020,784 shares of the Company's common stock at $18.10 per share (aggregating approximately $36,576,000) from an institutional shareholder. Cash used to repurchase such shares came from available working capital.

CASH FLOWS
----------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Cash flow provided by operating activities of $20,208,000 primarily consists of $114,000 of net income plus (i) a decrease in residential units available for sale of $13,794,000, (ii) depreciation and amortization of $3,929,000, (iii) a decrease in restricted cash of $2,494,000, (iv) a decrease in prepaid and other assets of $1,480,000, (v) undistributed joint venture income of $989,000, (vi) amortization of deferred compensation of $855,000, (vii) undistributed minority interest of $230,000 and (viii) shares issued for director compensation of $60,000, offset by decreases in accrued expenses and other liabilities of $3,737,000.

Cash flow provided by investing activities of $31,255,000 consists of returns of capital from joint venture investments of $18,113,000, proceeds from the sale of real estate assets of $15,680,000 and repayments of notes receivables of $2,941,000, partially offset by capital contributions to joint ventures of $3,015,000, investments in real estate assets of $1,964,000 and investments in notes receivable of $500,000.

Cash flow used in financing activities of $58,016,000 consists of (i) the repurchase of common shares of $36,576,000, (ii) repayments of the Wellsford Finance Facility of $17,000,000, (iii) principal payments of mortgage notes payable of $16,343,000 (including $15,768,000 for the Silver Mesa Conversion
Loan), (iv) costs incurred to repurchase warrants of $80,000 and (v) distribution of minority interest of $16,000, partially offset by borrowings on the Wellsford Finance Facility of $12,000,000.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Cash flow provided by operating activities of $6,551,000 primarily consists of net income of $2,162,000 plus (i) depreciation and amortization of $3,547,000,
(ii) amortization of deferred compensation of $680,000, (iii) an increase in accrued expenses and other liabilities of $253,000, (iv) shares issued for director compensation of $60,000 and (v) distributions in excess of joint venture income of $27,000, partially offset by an increase in prepaid expenses and other assets of $151,000 and an increase in restricted cash of $45,000.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-11 (file No. 333-32445) filed with the Securities and Exchange Commission ("SEC") on July 30, 1997, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; inability to meet financial and valuation covenants; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainty pertaining to the WTC Certificates, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from Standard & Poors and Fitch; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties under contract in the Wellsford/Whitehall portfolio; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:


(amounts in thousands, except per share amounts)
                                                                           EFFECT OF 1%
                                                           BALANCE AT   INCREASE IN BASE
                                                          SEPTEMBER 30,   RATE ON INCOME
                                                             2001          (EXPENSE)
                                                             ----          ---------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate .................................     $   5,070        $      51
      Fixed rate ....................................        30,328               --
                                                          ---------        ---------
                                                          $  35,398               51
                                                          =========        ---------
   Mortgage notes payable:
      Variable rate .................................     $  35,912             (359)
      Fixed rate ....................................        59,149               --
                                                          ---------        ---------
                                                          $  95,061             (359)
                                                          =========        ---------
   Convertible Trust Preferred Securities:
      Fixed rate ....................................     $  25,000               --
                                                          =========        ---------
Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate ..............................     $ 410,984            4,110
                                                          =========
      Debt:
         Variable rate ..............................     $ 385,736           (3,857)
                                                          =========        ---------
   Net effect from Second Holding ...................                            253
                                                                           ---------
   Wellsford/Whitehall:
      Debt:
         Variable rate ..............................     $   3,410              (34)
         Variable rate, with LIBOR cap at 5.83% (A) .       101,688           (1,017)
         Fixed rate .................................        32,309               --
                                                          ---------        ---------
                                                          $ 137,407
                                                          =========
   Effect from Wellsford/Whitehall ..................                         (1,051)
                                                                           ---------
Net decrease in annual income, before income tax
   benefit ..........................................                         (1,106)
Income tax benefit ..................................                            442
                                                                           ---------
Net decrease in annual net income ...................                      $    (664)
                                                                           =========
Per share, basic and diluted ........................                      $   (0.09)
                                                                           =========


----------

     (A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt of $101,688 based upon 30-day LIBOR of 3.58% at September 30, 2001.


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

                    None.

          ITEM 5: OTHER INFORMATION.

                    None.

          ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits filed with this Form 10-Q:

          10.121 October 2001 Amendment to the Letter of Credit Reimbursement Agreement, dated October 26, 2001 among Palomino Park Public Improvements Corporation, Wellsford Real Properties, Inc. and Commerzbank AG.

          (b)  Reports on Form 8-K.

               During the quarter ended September 30, 2001, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLSFORD REAL PROPERTIES, INC.

                             By:  /s/ James J. Burns
                                  ----------------------------------------------
                                  James J. Burns
                                  Senior Vice President, Chief Financial Officer



                             By:  /s/ Mark P. Cantaluppi
                                  ----------------------------------------------
                                  Mark P. Cantaluppi
                                  Vice President, Chief Accounting Officer


Dated:     November 2, 2001