Form 10-K
period 2001-12-31
WELLSFORD REAL PROPERTIES INC
filed 2002-03-22
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001 OR
                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $134,300,000 based on the closing price on the American Stock Exchange for such shares on March 13, 2002.

THE NUMBER OF THE REGISTRANT'S SHARES OF COMMON STOCK OUTSTANDING WAS 6,409,281 AS OF MARCH 13, 2002 (INCLUDING 169,903 SHARES OF CLASS A-1 COMMON STOCK).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held on May 28, 2002 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           FORM
                                                                           10-K
 ITEM                                                                     REPORT
  NO.                                                                      PAGE
  ---                                                                      ----
                                     PART I

1.   Business................................................................3
2.   Properties.............................................................16
3.   Legal Proceedings......................................................20
4.   Submission of Matters to a Vote of Security Holders....................20

                                     PART II

5.   Market for Registrant's Common Equity and Related Shareholder Matters..21
6.   Selected Consolidated Financial Data...................................22
7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations ..................................................23
7a.  Quantitative and Qualitative Disclosures about Market Risk.............36
8.   Consolidated Financial Statements and Supplementary Data...............37
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................37

                                    PART III

10.  Directors and Executive Officers of the Registrant.....................38
11.  Executive Compensation.................................................38
12.  Security Ownership of Certain Beneficial Owners and Management.........38
13.  Certain Relationships and Related Transactions.........................38

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K........39

                              FINANCIAL STATEMENTS

14a. Consolidated Balance Sheets as of December 31, 2001 and 2000..........F-4
     Consolidated Statements of Operations for the Years Ended
            December 31, 2001, 2000 and 1999...............................F-5
     Consolidated Statements of Changes in Shareholders' Equity for the
            Years Ended December 31, 2001, 2000 and 1999...................F-6
     Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2001, 2000 and 1999...............................F-7
     Notes to Consolidated Financial Statements............................F-8
     Wellsford/Whitehall Group, L.L.C. Consolidated Financial
            Statements and Notes..........................................F-48

                          FINANCIAL STATEMENT SCHEDULES

III. Real Estate and Accumulated Depreciation..............................S-1
IV.  Mortgage Loans on Real Estate.........................................S-3

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

PART I

ITEM 1. BUSINESS

Wellsford Real Properties, Inc. and subsidiaries, (collectively, the "Company") was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all of the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $20.60 per share, the Company's then book value per share.

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company's operations are organized into three Strategic Business Units ("SBUs") within which it executes its business plan. The portfolio of investments held in each SBU at December 31, 2001 includes:

     Commercial Property Operations--Wellsford/Whitehall Group, L.L.C.
          A 32.58% interest in a private joint venture that owned and operated 35 properties (primarily office properties) totaling approximately 3,905,000 square feet (including approximately 598,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

     Debt and Equity Activities--Wellsford Capital
     o Approximately $34,785,000 of direct debt investments which bore interest at an average yield of 11.38% during 2001 and had an average remaining term to maturity of 4.3 years;
     o Approximately $31,233,000 in companies which were organized to invest in debt instruments including $27,803,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities;
     o    Venture  capital  investments  of  approximately  $6,784,000 in a real estate information and database company and another real estate-related venture; and
     o Two commercial properties totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania.

     Property Development and Land Operations--Wellsford Development
          An 85.85% interest as managing owner in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 units are completed and operational. The 264 unit third phase is being converted into condominiums. The Company has sold 105 units as of December 31, 2001 and 136 of the unsold units are available for rent and included in operations until the sales inventory needs to be replenished. The 424 unit fourth phase is in lease-up. The land for the remaining approximate 352 unit fifth phase is being prepared for sale or possible future development.

See the accompanying consolidated financial statements for certain financial information regarding the Company's industry segments.

As announced in December 2001, Rodney Du Bois, the Company's Vice Chairman, retired on December 31, 2001 and Edward Lowenthal, the Company's co-founder, Chief Executive Officer and President will retire on March 31, 2002. Jeffrey H. Lynford, currently Chairman of the Board, will also assume the positions and duties of Chief Executive Officer and President upon Mr. Lowenthal's retirement. Mr. Lynford's employment agreement has been modified and extended through December 31, 2004.

Messrs. Lowenthal and Du Bois will continue as members of the Board of Directors of the Company. Additionally, Mr. Lowenthal will be available to provide consulting services at the request of the Company through December 31, 2004 for which he will be paid $100,000 per annum.

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

The Company's executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400; e-mail, wrpny@wellsford.com. The Company has 19 employees on December 31, 2001.

COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL
----------------------------------------------------

The Company's commercial property operations consist solely of its interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"), a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.58% interest in Wellsford/Whitehall as of December 31, 2001. The manager of the joint venture is a Whitehall affiliate. At December 31, 2001, Wellsford/Whitehall owned and operated 35 properties (primarily office properties) totaling approximately 3,905,000 square feet (including approximately 598,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall leases and re-leases space, performs construction for tenant improvements, expands buildings, re-develops properties and based on general and local economic conditions and specific conditions in the real estate industry, may from time to time sell properties for an appropriate price. It is not expected that Wellsford/Whitehall will purchase any new assets, except in limited cases.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,790,000 and $82,820,000 at December 31, 2001 and 2000, respectively.

In 1997, at the time of the Spin-off, the Company owned six commercial office buildings, five of which were then vacant, containing an aggregate of approximately 949,400 square feet which were acquired for an aggregate of approximately $47,600,000 (the "WRP Commercial Properties").

In August 1997, the Company, in a joint venture with Whitehall formed a private real estate operating company, Wellsford/Whitehall. The Company contributed the WRP Commercial Properties and Whitehall contributed four commercial properties upon formation of Wellsford/Whitehall. Initial capital aggregating $150,000,000 was committed by the partners including the net amount of contributed properties, net of assumed debt. Prior to December 31, 2000, the Company managed Wellsford/Whitehall on a day-to-day basis.

In December  2000,  the Company and  Whitehall  executed  definitive  agreements modifying the terms of the joint venture, effective January 1, 2001 (the "Amendments"). The Amendments, which, among other items, provided for the Company and Whitehall to extend their existing capital commitments to
Wellsford/Whitehall  for  one  year to  December  31,  2001  and to  provide  an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall through December 2003, if required. As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP Commercial"), the new management company, which is owned by affiliates of Whitehall and senior management of WP Commercial. WP Commercial is providing management, construction, development and leasing services to

Wellsford/Whitehall based upon an agreed upon fee schedule. WP Commercial is also providing similar services to a new venture formed by Whitehall (the "New Venture") as well as to third parties, including tenants of Wellsford/Whitehall and new owners of properties sold by Wellsford/Whitehall.

Wellsford/Whitehall, pursuant to the terms of the Amendments, discontinued payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled. The Amendments included a buy/sell agreement between the Company and Whitehall effective after December 31, 2003 with respect to any remaining assets.

During the years ended December 31, 2001, 2000 and 1999, Wellsford/Whitehall participated in the following transactions:


(amounts in millions, except square feet and per square foot amounts)

2001 ACTIVITY
Purchases (1):

                             Gross Leasable   Number of                     Purchase Price
 Month         Location       Square Feet    Properties    Purchase Price   per Square Foot   Occupancy
 -----         --------       -----------    ----------    --------------   ---------------   ---------
April         Various           54,000            5          $  18.7         $   342.20          100%
October       Decatur, GA       10,000            1              2.3             231.51          100%
                                ------            -          -------
                                64,000            6          $  21.0             324.91          100%
                                ======            =          =======

Sales:
                                    Gross Leasable     Number of                 Sales Price per
  Month          Location            Square Feet      Properties   Sales Price     Square Foot    Gain (Loss)
  -----          --------            -----------      ----------   -----------     -----------    -----------
February       Newton, MA               102,000            5         $   18.0       $   176.47      $   3.5
April          Portland, ME              24,000            1              1.6            66.67           --
May            Parsippany, NJ           257,000            1             61.5           239.30         17.9
August         Andover, MA               63,000            1              9.2           146.03          1.5
September      Wayne, NJ (Pointview)    564,000            1             35.5            62.94           --(2)
November       Wayne, NJ                 56,000            1              8.2           146.43          2.4
November       Chatham, NJ               63,000            1             12.0           190.48          2.0
                                      ---------           --         --------                       -------
                                      1,129,000           11         $  146.0           129.32      $  27.3
                                      =========           ==         ========                       =======

----------

(1) Acquisitions of these six properties completed the purchase requirements with respect to properties sold in February and April 2001 as part of a tax-free exchange pursuant to the rules of the Internal Revenue Code.
(2)  Loss reflected as part of impairment provision (see below).




2000 ACTIVITY
Purchases:

Purchases that were made during the year ended December 31, 2000, were transferred to the New Venture, pursuant to the Amendments.

Sale:

                             Gross Leasable  Number of                    Sales Price
 Month         Location       Square Feet    Properties    Sales Price   per Square Foot   Gain
 -----         --------       -----------    ----------    -----------   ---------------   ----
August        Columbia, MD       38,000          1          $     4.9       $     128     $  0.2
                                 ======          =          =========       =========     ======



1999 ACTIVITY
Purchases:

                                                       Gross
                                                      Leasable    Number of       Purchase     Purchase Price
   Month          Type           Location            Square Feet  Properties      Price (1)    per Square Foot
   -----          ----           --------            -----------  ----------      ---------    ---------------
May             Office/Flex     Warren, NJ             129,000          1          $   8.0        $    62
June            Office          Boston, MA              64,000          1             10.2            159
June            Office          Boston, MA              68,000          1             13.1            193
July            Office/Land     Columbia, MD            97,000          1             10.7            110
July            Office          Owings Mills, MD        32,000          1              3.9            122
August          Land            Hanover, NJ         19.2 acres          1              2.0             --
August          Office          Hanover, NJ             96,000          1             13.3            139
September       Flex            Columbia, MD           144,000          1              3.8             26
November        Office          Rockville, MD          236,000          1             19.9             84
                                                       -------          -          -------
                                 Total purchases       866,000          9          $  84.9             --
                                                       =======          =          =======
                           Total, excluding land       866,000          8          $  82.9             96
                                                       =======          =          =======



Sales:
                                           Gross Leasable   Number of                  Sales Price per
      Month                 Location        Square Feet    Properties    Sales Price     Square Foot      Gain
      -----                 --------        -----------    ----------    -----------     -----------      ----
February                 Wayne, NJ        2.58 acres (2)        1         $   0.3          $    --       $   0.2
May                      Boston, MA           65,000            1             8.1              125           2.3
August                   Needham, MA         261,000            1            26.0              100           5.6
November                 Washington, D.C.    225,000            1            43.4              193           7.5
                                             -------            -         -------                        -------
                             Total sales     551,000            4         $  77.8               --       $  15.6
                                             =======            =         =======                        =======
                   Total, excluding land     551,000            3         $  77.5              141       $  15.4
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


During July 2001, Wellsford/Whitehall entered into a contract to sell the Pointview property, a 194 acre complex with two buildings totaling approximately 564,000 square feet, located in Wayne, New Jersey. This property, which was a major development project of Wellsford/Whitehall, had been unoccupied since its purchase in 1997. In anticipation of the consummation of the sale, Wellsford/Whitehall recorded a $15,561,000 impairment provision at June 30, 2001, of which the Company's allocable share was approximately $5,908,000. This impairment arose from the change in the intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex. The sale was completed in September 2001. As a result of a sales price adjustment and cost savings during the third and fourth quarters of 2001, Wellsford/Whitehall recorded an additional impairment provision of $178,000, of which the Company's share was $64,000. Aggregate impairment provisions recorded during 2001, including the Pointview provision noted above, was $16,545,000, of which the Company's share was $6,256,000.

During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation ("Wellsford/Whitehall GECC Facility") with an initial funding of approximately $273,000,000 before transaction costs. The remaining balance will be available to be drawn to fund certain capital expenditures and upon achieving certain operating results from six properties. The facility bears interest at LIBOR + 2.90% per annum (4.78% at December 31, 2001) and matures in June 2004 with two 12-month extension options, subject to meeting certain operating and valuation covenants. The facility was secured by interests in twenty-four commercial office properties in the Wellsford/Whitehall portfolio upon its initial funding. This facility replaces the previously existing facility which was due to mature in December 2001. The outstanding balance of this facility was $258,060,000 at December 31, 2001, the reduction resulting from paydowns of $14,852,000 from two asset sales; such assets were released from the collateral pool. This financing was arranged by Goldman Sachs, to whom Wellsford/Whitehall paid a fee of approximately $2,644,500.

In July 2001, Wellsford/Whitehall entered into an interest rate protection contract at a cost of $1,780,000 (the "Cap"), which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. At December 31, 2001 the market value of the Cap was approximately $1,089,000. This Cap was purchased from Goldman Sachs.

In September 2000, Wellsford/Whitehall obtained a $8,150,000 loan from Provident Bank of Maryland, of which $4,649,000 was drawn upon at December 31, 2001. The non-recourse loan, which will be used to rehabilitate the property, is secured by the leasehold interest in the 144,000 square foot Oakland Ridge office park, a four building office complex located in Columbia, Maryland, has a term of 2.5 years, plus one twelve-month extension at Wellsford/Whitehall's option and bears interest at LIBOR + 2.00% per annum (3.88% at December 31, 2001), which is capitalized into the loan.

The Company made temporary advances to Wellsford/Whitehall during 2000 and 1999 which bore interest at LIBOR + 5.00% per annum. The balance of the advances was repaid in full by December 31, 2000 and 1999, respectively. The Company earned approximately $703,000 and $517,000 of interest income during 2000 and 1999, respectively from such advances.

In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility with a predecessor of Fleet National Bank ("Wellsford/Whitehall Fleet Facility"). Under the terms, $300,000,000 represented a senior secured credit facility which bore interest at LIBOR + 1.65% per annum and $75,000,000 represented a second mezzanine facility which bore interest at LIBOR + 3.20% per annum. As of December 31, 2000, approximately $244,250,000 was outstanding under the Wellsford/Whitehall Fleet Facility (approximately $181,728,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. Wellsford/Whitehall exercised its right under the agreements to have the due date of both facilities extended for one year to December 15, 2001. In June 2001, the Wellsford/Whitehall Fleet Facility was repaid in full, terminated and replaced with the Wellsford/Whitehall GECC Facility.

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

In June 1999, the capital commitment requirements of Wellsford/Whitehall were modified from an aggregate of $150,000,000 ($75,000,000 by each partner) to an aggregate of $250,000,000. The Company's total portion of $85,000,000 and Whitehall's total portion of $165,000,000 were fully funded as of December 31, 2001.

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

DEBT AND EQUITY ACTIVITIES - WELLSFORD CAPITAL
----------------------------------------------

The Company, through the Wellsford Capital SBU, makes loans directly, or through joint ventures, predominantly in real estate related senior, junior or otherwise subordinated debt instruments and also in investment grade rated other asset-backed securities. The debt instruments may be unsecured or secured by liens on real estate or various other assets including, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt, as well as interests in such assets or their economic benefits. Junior and subordinated loans and investments generally have the potential for high yields or returns more characteristic of equity ownership. They may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate and other debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing, while utilizing both our and our joint venture partners' expertise to analyze the underlying assets and thereby effectively minimizing risk.

At December 31, 2001, the Company had the following investments: (i) approximately $34,785,000 of direct debt investments which bore interest at an average yield of approximately 11.38% for the year ended December 31, 2001 and had an average remaining term to maturity of approximately 4.3 years; (ii) approximately $31,233,000 in companies which were organized to invest in debt instruments, including $27,803,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,784,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,560,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania.

DEBT INVESTMENTS

277 PARK LOAN

In April 1997, the Company and a predecessor of Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The Company has advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers and thus is junior to a 10-year $345,000,000 (amortized balance of $320,994,000 at December 31, 2001) first mortgage loan (the "REMIC Loan") on the 277 Park Property.

The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating rate during the tenth year equal to LIBOR + 5.15% per annum or the Fleet National Bank base rate plus 5.15% per annum, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,042,000, $3,050,000 and $3,042,000 per year of interest income from the 277 Park Loan during 2001, 2000 and 1999, respectively, or 7.3%, 12.2% and 10.1% of its total non-joint venture revenues during such periods.

PATRIOT LOAN

In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage loan. Pursuant to this second mortgage loan, the Company advanced $5,000,000 (its 50% share) which is subordinate to a $75,000,000 first mortgage with Fleet National Bank (amortized balance of approximately $72,514,000 at December 31, 2001). The loan bears interest at LIBOR + 4.75% per annum (6.89% at December 31, 2001) with payments of interest only through August 2001 and thereafter, principal and interest based on a 25-year amortization through the loan's maturity in July 2002 (the "Patriot Loan"). The Patriot Loan is secured by a second mortgage lien on a 608,000 square foot mixed-use property in Boston, Massachusetts. The loan balance due to the Company on December 31, 2001 was approximately $4,973,000. The Company earned approximately $449,000, $564,000 and $189,000 of interest income from the Patriot Loan during 2001, 2000 and 1999, respectively, or 1.1%, 2.3% and 0.6% of its total non-joint venture revenues during such periods.

THE ABBEY COMPANY CREDIT FACILITY

In August 1997, the Company and a predecessor of J.P. Morgan Chase ("JPMC") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and JPMC expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. Advances under the Abbey Credit Facility were made for up to 65% of the value of the borrowing base collateral which consisted of first mortgage loans on office, industrial and retail properties, all cross collateralized, totaling approximately 250,000 square feet. The Company's portion of the outstanding balance was approximately $4,300,000 at December 31, 1999. In August 2000, the remaining balance was repaid and the Abbey Credit Facility was terminated.

The Company was entitled to interest on its advances under the Abbey Credit Facility at LIBOR + 4.00% per annum. The Company earned approximately $295,000 and $2,941,000 of interest income from the Abbey Credit Facility during 2000 and 1999, respectively, or 1.2% and 9.8% of its total non-joint venture revenues during such periods.

SAFEGUARD CREDIT FACILITY

In December 1998, the Company and JPMC originated a $90,000,000 credit facility secured by cross-collateralized first mortgages on nine properties (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility which was made available to Safeguard until April 2001 was terminated on January 30, 2001 when the outstanding balance of $2,900,000 was repaid. Advances under the facility were made for up to 75% of the value of the borrowing base collateral which consisted of nine self-storage properties totaling approximately 608,000 square feet. The Company was entitled to interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00% per annum.

Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time, the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Second Holding. This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 2000 and 1999, respectively. The Safeguard Credit Facility was repaid in full in January 2001. The Company earned approximately $25,000, $306,000 and $292,000 of interest income from the Safeguard Credit Facility during 2001, 2000 and 1999, respectively, or 0.1%, 1.2% and 1.0% of its total non-joint venture revenues during such periods.

DEBARTOLO LOAN

In July 1998, the Company, Bank One, N.A. and several other financial institutions originated a $175,000,000 loan, in which the Company had an $18,000,000 participation (the "DeBartolo Loan"), to entities owned by Simon DeBartolo Group, L.P. The DeBartolo Loan was secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns shopping malls nationwide. The DeBartolo Loan bore interest at 8.547% per annum, was payable quarterly, paid principal based on a 20-year amortization schedule and was due in July 2008. In March 1999, the amortized loan balance of approximately $17,600,000 was contributed to Second Holding. The DeBartolo Loan was sold at par during 2001. The Company earned approximately $360,000 of interest income from the DeBartolo Loan during 1999, or 1.2% of its total non-joint venture revenues during the period.

WOODLANDS LOAN

In December 1997, the Company, a predecessor of Fleet National Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston, Texas (the "Woodlands Property"), loans in the aggregate principal amount of $369,000,000 (the "Woodlands Loan"). The Woodlands Loan consisted of a revolving credit loan in the principal amount of $179,000,000 (the "Revolving Loan"), a secured term loan in the principal amount of $130,000,000 (the "Secured Loan"), and a second secured term loan in the principal amount of $60,000,000 (the "Second Secured Loan"). The Company advanced $15,000,000 pursuant to the Second Secured Loan. The Second Secured Loan was subordinate to the Revolving Loan and the Secured Loan and bore interest equal to LIBOR + 4.40% per annum. The principal amount of the Woodlands Second Secured Loan was repaid in full prior to December 31, 1999. The Company earned approximately $1,295,000 of interest income from the Woodlands Second Secured Loan during 1999, or 4.3% of its total non-joint venture revenues during the period.

REIT BRIDGE LOAN

In August 1998, the Company, Deutsche Bank, N.A. and certain other lenders originated a $100,000,000 unsecured loan in which the Company had a $15,000,000 participation (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owned 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% per annum and was due in February 1999, with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increased the interest rate to 12.00% per annum. The borrower paid a 1.50% loan fee at origination and a 1.00% loan fee upon modification. This loan was repaid in full in July 1999. The Company earned approximately $1,050,000 of interest income from the REIT Bridge Loan during 1999, or 3.5% of its total non-joint venture revenues during the period.

BROOMFIELD LOAN

In January 1999, the Company acquired a parcel of land in Broomfield, Colorado for approximately $7,200,000 pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected approximately $401,000 of fees in 1998. In July 1999, the Company sold this land for $7,200,000 to a third party ("Buyer") and simultaneously collected an additional $1,100,000 in fees. The Company then purchased $11,740,000 of tax-exempt notes, bearing interest at 6.25% per annum and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by the Buyer and were guaranteed by a AA rated bank. The notes were repaid in full in December 1999. The Company earned approximately $1,555,000 on the Broomfield transaction during 1999, or 5.2% of its total non-joint venture revenues during the period.

SECOND HOLDING

The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to a 51% owned joint venture special purpose finance company ("SPFC"), Second Holding, with The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire") owning 10% and another unrelated entity owning the remaining 39%. The 1999 contribution was comprised of two of the Company's debt investments, the $17,600,000 DeBartolo Loan and the $8,100,000 outstanding balance of the Safeguard Credit Facility, net of $1,500,000 of cash received back from Second Holding. The other partners contributed their respective shares of their capital contributions in cash. During the latter part of 2000, an additional partner was admitted to the venture, who received a share of income, as defined, pursuant to a cumulative preference on earnings in return for providing credit enhancement to certain debt issued by Second Holding.

Effective January 1, 2002, the owners of Second Holding modified the terms of how income is allocated among the partners to remove the cumulative preference on earnings to the aforementioned partner. This one partner is entitled to 35% of net income as defined by the agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51% of the remaining 65%.

The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $27,803,000 and $27,868,000 at December 31, 2001 and 2000, respectively.

Second Holding has been organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. These other asset-backed securities that Second Holding may purchase may be secured by, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt.

At December 31, 2001, Second Holding had real estate debt and other asset-backed securities investments of approximately $926,453,000 and also had approximately $25,000,000 invested in commercial paper. The investment-grade assets and commercial paper investments are variable rate based and earn interest at a weighted average annual interest rate of 2.75% at December 31, 2001.

Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. At December 31, 2001, Second Holding had total debt of approximately $962,465,000 which is primarily comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with a fair value of $163,531,000 at December 31, 2001 and an effective annual interest rate of LIBOR + 0.90% (3.29% at December 31, 2001), (ii) approximately $745,000,000 of medium term notes with a weighted average annual interest rate of 1.91% and (iii) approximately $58,858,000 of commercial paper with a weighted average annual interest rate of 2.07%, all of which are offset by unamortized issuance costs and discounts of approximately $4,924,000. The weighted average annual interest rate on Second Holding's debt was 2.14% at December 31, 2001.

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC
Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in towers 1 and 2 and buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism and such insurance is from a consortium of 22 insurers. As of December 31, 2001, the rating agencies did not change their ratings on the WTC Certificates. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

LIBERTY HAMPSHIRE

In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in Liberty Hampshire, a venture which structures, establishes and provides management and services for SPFCs formed to invest in financial assets. In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan"). The balance of the Guggenheim Loan was $3,612,000 at December 31, 2001. The Company earned approximately $345,000 of interest income from the Guggenheim Loan during 2001 or 0.8% of its total non-joint venture revenues during the period.

REIS, INC.

The Company has direct and indirect investments in a real estate information and database company, Reis, Inc. ("Reis"), a leading provider of real estate market information to institutional investors. At December 31, 2001 and 2000, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,575,000, or 22% of Reis' equity on an as converted basis. The primary shareholder of Reis is the brother of Mr. Lynford, Chairman of the Company. The Company's President was appointed to the board of directors of Reis during the third quarter of 2000. The Chairman, President and certain directors of the Company who have invested directly in Reis have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

CREAMER VITALE WELLSFORD/CLAIRBORNE INVESTORS

In January 1998, the Company formed Creamer Vitale Wellsford, L.L.C. ("CVW") in which it had a 49% interest and acquired the same percentage interest in a related real estate advisory and consulting firm. CVW, together with Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, established the Clairborne Investors Mortgage Investment Program ("Clairborne") to make opportunistic investments and to provide liquidity to lenders and participants in mortgage loan transactions. The parties agreed to contribute up to $150,000,000 to fund acquisitions approved by the parties, of which PREI would fund 90% and a subsidiary of the Company would fund 10%. CVW was to originate, co-invest and manage the investments of the program.

The Company's original investment in these entities was $1,250,000 of cash and 74,000 five-year warrants to purchase the Company's common shares at $30.35 per share, valued at approximately $750,000 at that time. In September 2000, one of the two principals of CVW left CVW to pursue other employment and the venture was terminated. In July 2001, the warrants issued to the CVW partners were repurchased for $80,000 and cancelled. The Company may continue to conduct business through CVW in certain circumstances.

In November 1998, Clairborne acquired an approximate $17,000,000 participation in a $56,000,000 mortgage, which bore interest at LIBOR + 1.75% per annum and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1,400,000 of the cost of this participation, which was prepaid entirely at the face amount during 1999 by the borrower.

FORDHAM TOWER

In October 2000, the Company and PREI organized a new venture which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). Construction is in process and delivery of initial units is projected for November 2002. As of December 31, 2001, the project was approximately 90% presold. The Company fully funded its share of the loan of $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and fees to the Company and the two former principals of CVW, based upon certain levels of returns on the project and is secured by a lien on equity interests in the property. Such additional interest has not been earned or accrued by the Company. The Company's investment in the Fordham Tower venture is accounted for on the equity method. The Company's share of income from Fordham Tower was approximately $361,000 and $85,000 for the years ended December 31, 2001 and 2000, respectively.

OTHER INVESTMENTS

VALUE PROPERTY TRUST

In February 1998, the Company completed the merger with Value Property Trust ("VLP") (the "VLP Merger") for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties with an allocated value upon purchase of approximately $38,300,000, aggregating approximately 597,000 square feet with one property located in California and the remaining six properties located in the northeastern United States. VLP had cash of $60,800,000 and other net assets of $5,900,000 at the close of the transaction. In October 1998, the Company obtained a $28,000,000 loan, which was cross-collateralized by the seven VLP properties, bore interest at LIBOR + 2.75% per annum and was scheduled to mature in October 2001.

During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four other properties were sold during 2001, leaving two properties unsold at December 31, 2001. The Company recorded a gain of approximately $4,943,000 on the December 2000 transaction which was offset by a provision for impairment of $4,725,000, also recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. The Company repaid in full the $28,000,000 loan in December 2000 and expensed all of the remaining unamortized deferred loan costs associated with the financing. The net book value of the two unsold properties was approximately $5,560,000 at December 31, 2001, net of the remaining impairment reserve of $2,175,000. The Company determined that no additional impairment provision was required at December 31, 2001.

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

PALOMINO PARK

At present, the Company's Wellsford Development activities consist solely of an interest in a five phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. At December 31, 2001, the Company had an 85.85% interest as the managing owner in this project and an affiliate of EQR had the remaining 14.15% interest. Effective October 1, 2000, EQR elected not to make a capital contribution attributable to the last three phases of Palomino Park and its ownership interest was reduced from 20.00% to 14.15%. In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit.

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

In October 2000, Phase III, the 264 unit phase known as Silver Mesa was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company has prepared certain units to be sold and will continue to rent certain of the remaining unsold units during the sellout period until the available for sale inventory has been significantly reduced and additional units need to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. The allocable cost associated with the units being rented and the units available for sale was approximately $21,438,000 and $5,401,000 at December 31, 2001 and $22,129,000 and $21,850,000 at December 31, 2000,
respectively. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum (4.14% at December 31, 2001), is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Generally, 90% of net sales proceeds per unit is applied to principal repayments until the loan is paid in full. The balance of the Silver Mesa Conversion Loan was $13,352,000 and $32,000,000 at December 31, 2001 and 2000, respectively.

In February 2001, the Company commenced sales of units at Silver Mesa. The Company sold 105 units through December 31, 2001, for gross proceeds of approximately $21,932,000, approximately $18,648,000 of which was used to pay down principal on the Silver Mesa Conversion Loan.

At December 31, 2001, there were 23 units in available for sale inventory. The Company anticipates releasing 28 units from the rental pool to increase the available for sale inventory during the first quarter of 2002.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,400,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period.
Accordingly, the Company acquired the improvements and assumed the related construction loan, which had a balance of $36,747,000 at December 31, 2001, bears interest at LIBOR + 1.75% per annum (3.76% at December 31, 2001), matures in January 2003 and is extendable for six months for a fee of 0.375% (the "Green River Construction Loan"). Additional interest of $861,000 can be accrued into the principal balance of the loan, after which time, payments of interest only are required until maturity (it is anticipated that the Company will commence interest payments during the third quarter of 2002). Green River is in the lease-up phase and was 52% occupied at December 31, 2001.

On December 31, 2001, Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,400,000. The Company has not determined if it will construct this phase or sell the improved land.

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

SEGMENT FINANCIAL INFORMATION

See Note 12 to the Company's consolidated financial statements for additional information regarding the Company's industry segments.

FUTURE INVESTMENTS

The Company may in the future make equity investments in entities owned and/or operated by unaffiliated parties which may engage in real estate-related businesses and activities or businesses that service the real estate industry. Some of the entities in which the Company may invest may be start-up companies or companies in need of additional capital. The Company may also manage and lease properties owned by it or in which it has an equity or debt investment. Some investments may be in entities which make investments in non-real estate assets, such as certain of the investments that Second Holding engages in.

ITEM 2.              PROPERTIES.

The following property information is presented by SBU.

WELLSFORD/WHITEHALL

As of December 31, 2001, Wellsford/Whitehall owned and operated 35 properties (primarily office properties), totaling approximately 3,905,000 square feet. The following table sets forth certain information related to these properties at December 31, 2001:


                                                                               LEASABLE
                                                                               BUILDING         YEAR          NUMBER
                                                                                SQUARE       CONSTRUCTED/       OF
         PROPERTY                    TYPE                LOCATION                FEET       REHABILITATED     TENANTS     OCCUPANCY
         --------                    ----                --------                ----       -------------     -------     ---------
OPERATING PROPERTIES - OFFICE
Greenbrook Corporate Center ....    Office             Fairfield, NJ            201,000          1987           14            97%
300 Atrium Drive ...............    Office             Somerset, NJ             147,000          1983            5           100%
400 Atrium Drive** .............    Office             Somerset, NJ             355,000          1985            2            59%
500 Atrium Drive ...............    Office             Somerset, NJ             169,000          1984            4            95%
700 Atrium Drive ...............    Office             Somerset, NJ             181,000          1985            1           100%
Mountain Heights Center #1 .....    Office             Berkeley Hts, NJ         183,000     1968/1986/1998      14            97%
Mountain Heights Center #2 .....    Office             Berkeley Hts, NJ         123,000     1968/1998/2000       1           100%
Garden State Exhibit Center ....    Flex               Somerset, NJ              82,000       1968/1989         N/A          N/A
60/74 Turner Street ............    Office/Land        Waltham, MA               16,000          1970            1           100%
333 Elm Street .................    Office             Dedham, MA                48,000          1983            7            69%
Dedham Place ...................    Office             Dedham, MA               160,000          1987            4            14%
128 Technology Center** ........    Office             Waltham, MA              218,000          1986           --             0%
201 University Avenue ..........    Office             Westwood, MA              82,000          1982            1           100%
7/57 Wells Avenue ..............    Office             Newton, MA                88,000          1982           14            93%
75/85/95 Wells Avenue ..........    Office             Newton, MA               242,000       1976/1986          9            92%
180/188 Mt Airy Road ...........    Office             Basking Ridge, NJ        104,000          1980           11            95%
377/379 Campus Drive** .........    Office             Franklin Twp, NJ         199,000          1984           --             0%
105 Challenger Road ............    Office             Ridgefield Park, NJ      147,000          1992            3           100%
150 Mt. Bethel Road ............    Office/Flex        Warren, NJ               129,000          1981            5            59%
One Mall North .................    Office             Columbia, MD              97,000       1978/1998         27            77%
Crossroads .....................    Office             Owings Mills, MD          32,000          1988            2            45%
Oakland Ridge ..................    Flex               Columbia, MD             144,000          1972            1            18%
Airport Park ...................    Office             Hanover Twp, NJ           96,000          1979           12            86%
                                                                              ---------                        ---           ---
                                   SUBTOTAL--OPERATING PROPERTIES - OFFICE    3,243,000                        138            69%
                                                                              ---------                        ---           ---


                                                                                       BASE     ESCALATED     MARKET
                                                                                     RENT PER    RENT PER    RENT PER
                                         PRINCIPAL                  LEASE             SQUARE      SQUARE      SQUARE
         PROPERTY                        TENANTS                 EXPIRATION            FOOT        FOOT        FOOT *   ENCUMBRANCES
         --------                        -------                 ----------            ----        ----        ------   ------------
OPERATING PROPERTIES - OFFICE
Greenbrook Corporate Center ....   Information Resources     December 2003 & 2008   $    21.29   $   23.50   $   23.25       (A)
300 Atrium Drive ...............   AT&T                      March 2004                  20.39       22.88       23.50       (A)
400 Atrium Drive** .............   Merrill Lynch (B)         December 2003               18.55       20.80       23.50       (A)
500 Atrium Drive ...............   Computer Science          December 2003               20.01       24.36       23.50       (A)
700 Atrium Drive ...............   Merck                     June 2005                   17.39       20.76       23.50       (A)
Mountain Heights Center #1 .....   The Santa Cruz Org.       September 2006              24.26       26.31       29.25       (A)
Mountain Heights Center #2 .....   Compaq                    August 2010                 28.50       30.84       29.25       (A)
Garden State Exhibit Center ....   N/A                       N/A                         24.58       24.58       24.50       (A)
60/74 Turner Street ............   Brandeis University       June 2002                    8.00        8.00       10.00       (A)
333 Elm Street .................   RNK, Inc.                 June 2006                   25.66       28.80       27.00       (C)
Dedham Place ...................   ARC Advisory Group        November 2006               18.64       19.78       29.25       (C)
128 Technology Center** ........   --                                                       --          --       35.50       (C)
201 University Avenue ..........   RCN Corp.                 December 2009               18.00       20.28       18.00       (C)
7/57 Wells Avenue ..............   GEO Centers               November 2004               25.84       27.72       30.00       (C)
75/85/95 Wells Avenue ..........   Wonderware Corp.          April 2005                  28.90       30.56       30.00       (C)
180/188 Mt Airy Road ...........   Avaya Comm.               October 2004                25.61       27.82       28.25       (A)
377/379 Campus Drive** .........   (D)                       December 2001               11.90       11.90       15.25       (A)
105 Challenger Road ............   Samsung America, Inc.     December 2003               26.88       30.99       28.50       (A)
150 Mt. Bethel Road ............   GMAC                      March 2008                  14.58       16.64       16.00       (E)
One Mall North .................   GSA                       November 2005               20.92       22.27       25.00       (E)
Crossroads .....................   Kiddie Academy            February 2006               17.85       19.57       19.50       (E)
Oakland Ridge ..................   Wells Fargo               (F)                         17.00       17.75       19.35       (E)
Airport Park ...................   Gemini Consulting         January 2006                21.34       25.52       27.00       (E)
                                                                                    ----------   ---------   ---------
                                   SUBTOTAL--OPERATING PROPERTIES - OFFICE               22.43       23.90       25.01
                                                                                    ----------   ---------   ---------


                                                                               LEASABLE
                                                                               BUILDING         YEAR          NUMBER
                                                                                SQUARE       CONSTRUCTED/       OF
         PROPERTY                    TYPE                LOCATION                FEET       REHABILITATED     TENANTS     OCCUPANCY
         --------                    ----                --------                ----       -------------     -------     ---------
OPERATING PROPERTIES - RETAIL
Essex ..........................    Retail             Essex, MD                 10,000          2000            1           100%
Pennsauken .....................    Retail             Pennsauken, NJ            12,000          2001            1           100%
Runnemeade .....................    Retail             Runnemeade, NJ            12,000          2001            1           100%
Wetumpa ........................    Retail             Wetumpa, AL               10,000          2000            1           100%
Richmond .......................    Retail             Richmond, VA              10,000          2001            1           100%
Decauter .......................    Retail             Decauter, GA              10,000          2001            1           100%
                                                                              ---------                        ---           ---
                                   SUBTOTAL--OPERATING PROPERTIES - RETAIL       64,000                          6           100%
                                                                              ---------                        ---           ---
                                            SUBTOTAL--OPERATING PROPERTIES    3,307,000                        144            69%
                                                                              ---------                        ---           ---



                                                               BASE       ESCALATED     MARKET
                                                             RENT PER     RENT PER     RENT PER
                                 PRINCIPAL       LEASE        SQUARE       SQUARE       SQUARE
         PROPERTY                 TENANTS      EXPIRATION      FOOT         FOOT         FOOT *     ENCUMBRANCES
         --------                 -------      ----------      ----         ----         ------     ------------
OPERATING PROPERTIES - RETAIL
Essex ..........................    CVS      January 2024     36.86        36.86        36.86           (E)
Pennsauken .....................    CVS      January 2024     24.75        24.75        24.75           (E)
Runnemeade .....................    CVS      January 2024     25.96        25.96        25.96           (E)
Wetumpa ........................    CVS      January 2024     20.38        20.38        20.38           (E)
Richmond .......................    CVS      January 2024     24.30        24.30        24.30           (E)
Decauter .......................    CVS      April 2019       17.48        17.48        17.48           (G)
                                                              -----        -----        -----
                   SUBTOTAL--OPERATING PROPERTIES - RETAIL    24.98        24.98        24.98
                                                              -----        -----        -----
                            SUBTOTAL--OPERATING PROPERTIES    22.49        23.92        25.01
                                                              -----        -----        -----


                                                                               LEASABLE
                                                                               BUILDING         YEAR          NUMBER
                                                                                SQUARE       CONSTRUCTED/       OF
         PROPERTY                    TYPE                LOCATION                FEET       REHABILITATED     TENANTS     OCCUPANCY
         --------                    ----                --------                ----       -------------     -------     ---------
PROPERTIES UNDER RENOVATION
117 Kendrick Street .............   Office             Needham, MA              211,000       1963/2000          3            84%
600 Atrium Drive ................   Land               Somerset, NJ                 N/A          N/A            (H)            --
Airport Park ....................   Land               Hanover Twp, NJ              N/A          N/A            (H)            --
401 North Washington ............   Office             Rockville, MD            248,000          1972            5            70%
79 Milk Street ..................   Office             Boston, MA                65,000       1920/1998         11            54%
24 Federal Street ...............   Office             Boston, MA                74,000       1921/1997          9            67%
                                                                              ---------                        ---            --
                                     SUBTOTAL--PROPERTIES UNDER RENOVATION      598,000                         28            73%
                                                                              ---------                        ---            --
                         2001 TOTAL/PORTFOLIO AVERAGE AT DECEMBER 31, 2001    3,905,000                        172            70%
                                                                              =========                        ===            ==



                                                                        BASE       ESCALATED    MARKET
                                                                      RENT PER     RENT PER    RENT PER
                                      PRINCIPAL       LEASE            SQUARE       SQUARE      SQUARE
         PROPERTY                      TENANTS      EXPIRATION          FOOT         FOOT       FOOT *     ENCUMBRANCES
         --------                      -------      ----------          ----         ----       ------     ------------
PROPERTIES UNDER RENOVATION
117 Kendrick Street .............   Key3 Media     September 2008      30.12        30.32       31.00          (A)
600 Atrium Drive ................   --             --                     --           --          --          (G)
Airport Park ....................   --             --                     --           --          --          (G)
401 North Washington ............   ADP            February 2009       19.90        20.58       27.00          (A)
79 Milk Street ..................   IDG            February 2009       39.73        41.13       41.75          (A)
24 Federal Street ...............   IDG            February 2009       45.07        45.38       41.75          (A)
                                                                   ---------    ---------     -------
                       SUBTOTAL--PROPERTIES UNDER RENOVATION           28.78        29.32       31.84
                                                                   ---------    ---------     -------
           2001 TOTAL/PORTFOLIO AVERAGE AT DECEMBER 31, 2001       $   23.57    $   24.85     $ 26.06
                                                                   =========    =========     =======

----------

(A)  Encumbered by the Wellsford/Whitehall GECC Bank Facility.
(B) Leases for approximately 142,000 square feet expired on December 31, 2001; such expiration is reflected in the 59% occupancy rate.
(C)  Encumbered by a $66,189,000 mortgage.
(D) AT&T leased 100% of space and paid rent through December 31, 2001, at which time the lease was terminated. Wellsford/Whitehall received a payment from AT&T for this early termination of $3,700,000.
(E)  Encumbered by other mortgages.
(F)  Expected lease commencement in mid-2002.
(G)  Unencumbered.
(H)  Land zoned for office development.
* Wellsford/Whitehall's internal judgment as to specific property market rent per square foot as of December 31, 2001.
**   Wellsford/Whitehall plans to convert building from single to multi-tenant.

The  following  table  sets  forth  historical   Wellsford/Whitehall   portfolio
information by year:

                                         SQUARE FEET OF       OCCUPANCY
                        TOTAL BUILDING     OPERATING        OF OPERATING
  AT DECEMBER 31,        SQUARE FEET       PROPERTIES         PROPERTIES
  ---------------        -----------       ----------         ----------
2001 ..............      3,905,000         3,307,000             69%
2000 ..............      4,953,000         3,431,000             87%
1999 ..............      4,920,000         3,469,000             92%
1998 ..............      4,605,000         3,219,000             92%
1997 ..............      2,412,000         1,330,000             89%

The average lease term of the tenants' leases is approximately 7.7 years. Leases typically provide for step-ups in base rent periodically over the term of a lease and pass throughs to tenants of their pro rata share of increases in certain expenses (real estate taxes and operating expenses) over a base year. Leases may also provide for improvement allowances for all or a portion of the tenant's initial construction of its premises. The following table sets forth as of December 31, 2001 lease expirations for each of the next ten years, assuming tenants do not exercise any renewal options:


                               LEASABLE                        ANNUAL BASE RENT OF EXPIRING LEASES
                NUMBER OF    SQUARE FEET     PERCENTAGE OF     -----------------------------------
                EXPIRING     OF EXPIRING     TOTAL LEASED                           PER SQUARE
  YEAR           LEASES         LEASES        SQUARE FEET             TOTAL            FOOT
  ----           ------         ------        -----------             -----            ----
2002 ...........   55          306,822           11%              $ 5,693,000      $   18.55
2003 ...........   35          485,588           17%               10,908,000          22.46
2004 ...........   17          273,153           10%                5,365,000          19.64
2005 ...........   29          480,782           17%               10,788,000          22.44
2006 ...........   30          322,373           12%                9,183,000          28.49
2007 ...........   20          234,615            8%                6,963,000          29.68
2008 ...........   11          229,418            8%                7,514,000          32.75
2009 ...........    5          131,351            5%                3,066,000          23.34
2010 ...........    2          124,643            4%                3,674,000          29.47
2011 ...........    5           45,919            2%                1,826,000          39.76



No tenant in the Wellsford/Whitehall portfolio accounted for more than 8% and 11% of rental revenues of Wellsford/Whitehall for the years ended December 31, 2001 and 2000, respectively.

WELLSFORD CAPITAL

Wellsford Capital owned the following commercial properties at December 31, 2001; both properties are available for sale:



                                                         LEASABLE
                                                         BUILDING        YEAR         NUMBER
                                                          SQUARE      CONSTRUCTED/     OF                  PRINCIPAL    LEASE
    PROPERTY              TYPE           LOCATION          FEET      REHABILITATED   TENANTS    OCCUPANCY   TENANTS   EXPIRATION
    --------              ----           --------          ----      -------------   -------    ---------   -------   ----------
Chestnut Street ......   Office      Philadelphia, PA     49,953       1857/1990        5           77%        A      December 2001
Keewaydin Drive ......  Industrial   Salem, NH           125,230         1973           4           57%        B      January 2004
                                                         -------                       --
TOTAL/AVERAGE  AT DECEMBER 31,
                2001 .........                           175,183                        9           62%
                                                         =======                       ==           ==
                2000 .........                           482,270                       53           74%
                                                         =======                       ==           ==
                1999 .........                           596,645                       74           76%
                                                         =======                       ==           ==
                1998 .........                           596,645                                    80%
                                                         =======                                    ==



                                                ESCALATED     MARKET RENT
                                BASE RENT PER   RENT PER       RENT PER
    PROPERTY                     SQUARE FOOT   SQUARE FOOT   SQUARE FOOT*
    --------                     -----------   -----------   ------------
Chestnut Street ......            $   14.20     $   15.42     $   16.00
Keewaydin Drive ......                 6.43          8.13          6.70

TOTAL/AVERAGE  AT DECEMBER 31,
                2001 .........    $    9.16     $   10.69
                                  =========     =========
                2000 .........    $   10.49     $   11.98
                                  =========     =========
                1999 .........    $   10.70     $   13.40
                                  =========     =========
                1998 .........    $    9.51     $   11.33
                                  =========     =========


A......   Kittredge Donley (14,449 square feet)
B......   New Hampshire University (27,555 square feet)

* The Company's internal judgment as to specific property market rent per square foot as of December 31, 2001.


No tenant in the Wellsford Capital portfolio accounts for more than 2.2% and 2.3% of consolidated rental revenues for the years ended December 31, 2001 and 2000, respectively.

WELLSFORD DEVELOPMENT

The Company owned the following multifamily properties at December 31, 2001:



                                                            YEAR                 EFFECTIVE RENT
           PROPERTY               LOCATION      UNITS   CONSTRUCTED  OCCUPANCY      PER UNIT       ENCUMBRANCE (A)
           --------               --------      -----   -----------  ---------      --------       ---------------
Stabilized phases:
   Blue Ridge ...............    Denver, CO      456        1997         80%        $  1,123        $ 32,916,492
   Red Canyon ...............    Denver, CO      304        1998         82%           1,294          26,034,695
   Silver Mesa (B) ..........    Denver, CO      136        2000         60%           1,827          13,351,966
                                               -----                                                ------------
Total stabilized phases .....                    896                     77%           1,288          72,303,153
                                               -----                                                ------------
Phases in lease-up:
   Green River ..............    Denver, CO      424        2001         52%           1,224          36,747,451
                                               -----                                                ------------
Total phases in lease-up ....                    424                     52%           1,224          36,747,451
                                               -----                                                ------------
TOTAL/AVERAGE AT DECEMBER 31,
               2001 .........                  1,320                     77% (C)    $  1,267        $109,050,604
                                               =====                     ==         ========        ============
               2000 .........                    896                     93%        $  1,224        $ 91,723,970
                                               =====                     ==         ========        ============
               1999 .........                  1,104                     89%        $  1,001        $ 76,559,929
                                               =====                     ==         ========        ============
               1998 .........                  1,104                     92%        $    984        $ 77,421,790
                                               =====                     ==         ========        ============

----------

(A) Encumbrance balances exclude the Palomino Park Bonds which are secured by each phase. The balance of the Palomino Park Bonds was $12,680,000 at December 31, 2001 and 2000 and $14,755,000 for each prior year presented.
(B) The Silver Mesa phase information excludes units which are available for sale. The occupancy and average rent per unit reflects the status of only the 136 rental units. At December 31, 2001, there were 23 units in available for sale inventory. The Company anticipates releasing 28 units from the rental pool to increase the available for sale inventory during the first quarter of 2002. The encumbrance is on all of the unsold units, including rentals in the phase (aggregating 159 units at December 31, 2001). As individual units are sold, they are released from the Silver Mesa Conversion Loan collateral.
(C)  Phases in lease-up not included in 2001 Total/Average occupancy.


The average lease term of the tenants' leases range from six to fourteen months. Security deposits are generally required for all leases.

On December 31, 2001, Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,400,000. The Company has not determined if it will construct this phase or sell the improved land.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION
------------------

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The high and low closing sales prices for the common shares on the American Stock Exchange and the dividends declared for the years ended December 31, 2001 and 2000 are as follows:


                                  COMMON SHARES
                         ---------------------------------
2001                     HIGH          LOW       DIVIDENDS
---------------------    ----          ---       ---------
1st Quarter..........   $17.50       $15.50        None
2nd Quarter..........   $19.35       $15.80        None
3rd Quarter..........   $20.00       $17.90        None
4th Quarter..........   $19.60       $18.05        None


                                  COMMON SHARES
                         ---------------------------------
2000                     HIGH          LOW       DIVIDENDS
---------------------    ----          ---       ---------
1st Quarter..........  $18.13        $15.00        None
2nd Quarter..........  $18.13        $15.13        None
3rd Quarter..........  $19.75        $15.75        None
4th Quarter..........  $19.63        $15.31        None

HOLDERS
-------

The approximate number of holders of record of the common shares and class A-1 common shares (collectively, "Common Shares" or "Common Stock") were 4,200 and 1, respectively, as of December 31, 2001.

DIVIDENDS
---------

The Company did not declare or distribute any dividends during 2001 or 2000. The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate, for reinvestment, cash flow from investments, disposition of investments and other business activities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K.

Prior to the Company's May 1997 investments, the Company's operations consisted of earning interest income on a mortgage and the initial phase of construction development activity with respect to Palomino Park.



      SUMMARY CONSOLIDATED STATEMENT OF
            OPERATIONS DATA (A)                                   FOR THE YEARS ENDED DECEMBER 31,
            -------------------                   ----------------------------------------------------------------
                                                  2001           2000           1999           1998           1997
                                                  ----           ----           ----           ----           ----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ................................     $  41,493      $  25,624      $  30,770      $  26,316      $   9,170
Costs and expenses (B) ..................       (46,420)       (26,181)       (29,526)       (17,606)        (3,919)
Income from joint ventures ..............         4,564          3,247          9,622          3,523             15
Gain on sale of assets, net of impairment
   provision of $4,725 in 2000 ..........            --          6,135             --            139             --
Minority interest .......................          (283)           (66)           (55)           (78)            --
                                              ---------      ---------      ---------      ---------      ---------
(Loss) income before taxes and
   Convertible Trust Preferred Securities          (646)         8,759         10,811         12,294          5,266
Income tax expense ......................          (699)        (1,430)        (1,950)        (2,850)        (2,213)
Convertible Trust Preferred Securities
   distributions, net of tax benefit of
   $720 and $510 ........................        (1,380)          (861)            --             --             --
                                              ---------      ---------      ---------      ---------      ---------
Net (loss) income .......................     $  (2,725)     $   6,468      $   8,861      $   9,444      $   3,053
                                              =========      =========      =========      =========      =========
Net (loss) income per common share,
   basic ................................     $   (0.38)     $    0.76      $    0.86      $    0.95      $    0.36
                                              =========      =========      =========      =========      =========
Net (loss) income per common share,
   diluted ..............................     $   (0.38)     $    0.76      $    0.86      $    0.93      $    0.35
                                              =========      =========      =========      =========      =========
Cash dividends declared per common
   Share ................................     $      --      $      --      $      --      $      --      $      --
                                              =========      =========      =========      =========      =========
Weighted average number of common
   shares outstanding, basic ............         7,213          8,508         10,321          9,943          8,461
                                              =========      =========      =========      =========      =========
Weighted average number of common
   shares outstanding, diluted ..........         7,213          8,516         10,329         10,190          8,674
                                              =========      =========      =========      =========      =========



      SUMMARY CONSOLIDATED BALANCE
             SHEET DATA                                                     DECEMBER 31,
             ----------                           ----------------------------------------------------------------
                                                  2001           2000           1999           1998           1997
                                                  ----           ----           ----           ----           ----
(IN THOUSANDS)
Real estate, at cost ....................     $ 170,963      $ 167,279      $ 166,166      $ 153,030      $  58,741
Accumulated depreciation ................        (9,873)        (8,248)        (6,584)        (2,707)            --
Notes receivable ........................        34,785         37,824         37,260        124,706        105,632
Cash and cash equivalents ...............        36,149         36,369         34,740         10,122         29,895
Investment in joint ventures ............        95,807        120,969        114,390         80,776         44,780
Total assets ............................       345,838        375,770        366,331        384,971        249,974
Mortgage notes payable ..................       121,731        104,404        119,315        120,177         49,255
Credit facility .........................            --         12,000             --         17,000          7,500
Convertible Trust Preferred Securities ..        25,000         25,000             --             --             --
Shareholders' equity ....................       178,079        215,982        229,691        231,625        181,158

----------

(A) See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations for significant changes in revenues and expenses of the Company.
(B) Includes a restructuring charge of $3,527 during the year ended December 31, 2001, with no similar charges in other periods presented.

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

SELECTED SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Management has selected the following accounting policies which it believes are significant in order to understand the Company's activities, financial position and operating results.

PRINCIPLES  OF  CONSOLIDATION   AND  FINANCIAL   STATEMENT   PRESENTATION.   The
consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

The consolidated financial statements include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Such financial statements have been prepared using the historical basis of the assets and liabilities and the historical results of operations related to the Company's assets and liabilities.

REAL ESTATE AND DEPRECIATION AND AMORTIZATION. Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred.

Tenant improvements and leasing commissions related to commercial properties are capitalized and amortized over the terms of the related leases. Costs incurred to acquire investments in joint ventures are capitalized and amortized over the expected life of the related assets. Additional amortization is charged as assets are sold in cases where the joint venture would cease to exist when all assets are sold or otherwise disposed of. Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements, 40 years for commercial properties and three to twelve years for furnishings and equipment.

The Company reviews its real estate assets, investments in joint ventures and other investments (collectively its "long-lived assets") for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

REAL ESTATE - RESIDENTIAL UNITS AVAILABLE FOR SALE. The Company's residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the cost of each unit is charged to cost of sales based upon its relative sales value.

MORTGAGE NOTE RECEIVABLE IMPAIRMENT. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due, including future interest, payable under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral.

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

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2001 TO THE YEAR ENDED  DECEMBER 31,
2000

Rental revenue decreased $4,913,000. This decrease is primarily due to the sale of five properties that were in operations for substantially the full year of 2000 offset by a new operational rental phase at Palomino Park. Reductions from the sale of one of the VLP properties in December 2000, two during January 2000 and one during May 2001 (a fifth property was sold in December 2001 but was in operations for the full year) resulted in a reduction in rental revenue of $4,078,000. These properties are part of the Wellsford Capital SBU. The disposition of the Sonterra at Williams Centre property ("Sonterra") in the Wellsford Development SBU during November 2000 accounted for a decrease of $2,395,000. These reductions were offset by the commencement of operations of the Silver Mesa rental units, which were included in operations for the full year in 2001 and only three months during 2000 (an increase of $1,632,000).

Revenues from the sales of 105 Silver Mesa condominium units and the related cost of sales from such units were $21,932,000 and $19,364,000, respectively. Sales commenced in February 2001.

Interest revenue decreased by $1,082,000. This decrease is primarily due to interest earned on loans outstanding for all or a portion of 2000 and repaid in the latter part of 2000 or during 2001 ($1,279,000), lower interest revenue earned on cash due to lower interest rates and lower average cash balances during 2001 ($206,000) and lower interest earned on variable rate based mortgages receivable due to the reduction of interest rates over the course of 2001 ($115,000). Such amounts are partially offset by new loans made in late 2000 and during 2001 ($528,000).

Fee revenue decreased $68,000. Of this balance, fees from Wellsford/Whitehall related activities decreased $298,000 as the 2000 period includes $600,000 of fees for the Company's role as managing member under the prior Wellsford/Whitehall Operating Agreement. Under the Amendments, the Company now earns fees payable by Whitehall from sales by Wellsford/Whitehall and certain asset purchases by the New Venture. Such amended fees were $388,000 during 2001 and $86,000 during 2000. Additionally, the Company earned $217,000 of management fees for its role in the Second Holding investment and $13,000 from fees earned on the modification of the Patriot Loan, both of which are in the Wellsford Capital SBU.

Property operating and maintenance expense decreased $559,000. This decrease is due to the sale of Sonterra ($659,000) and four of the VLP properties as noted above ($608,000), offset by full year operations from the Silver Mesa rental units ($361,000), increased operating expenses at the other operational properties principally from increased insurance costs ($263,000) and increased period costs for the available for sale Silver Mesa units ($84,000).

Real estate taxes decreased $559,000. This decrease is due to the sale of four VLP properties noted above ($434,000) and the sale of Sonterra ($283,000), offset by full year operations from the Silver Mesa rental units ($90,000) and increases at the other Palomino Park phases ($68,000).

Depreciation and amortization expense increased ($340,000). This increase is primarily due to additional amortization of deferred costs attributable to asset sales at Wellsford/Whitehall ($1,431,000), full year depreciation of the Silver Mesa rental units ($518,000) and additional depreciation of corporate furniture, fixtures and equipment ($185,000), offset by no current year depreciation expense on the VLP properties, as they are held for sale ($1,101,000), no depreciation on Sonterra in 2001 as it was sold in 2000 ($556,000) and amortization in the prior period attributable to one of the two principals leaving Creamer Vitale Wellsford to pursue other employment and the subsequent wind-down of the venture ($145,000).

Property management expenses decreased $242,000. This decrease is primarily attributable to the sale of the four VLP properties ($213,000) and Sonterra ($74,000), partially offset by full year operations from the Silver Mesa rental units ($49,000).

Interest expense decreased $2,720,000. This decrease is attributable to the repayment of the $28,000,000 loan in December 2000, which was cross-collateralized by the VLP properties ($3,083,000), the sale of Sonterra ($982,000), reduced interest rates on other variable rate based debt ($239,000) and declines in the Blue Ridge and Red Canyon mortgage interest from lower outstanding debt balances ($49,000), partially offset by interest incurred on the Silver Mesa Conversion Loan in excess of the prior year ($1,115,000), decreased capitalized interest ($379,000) and interest on draws under the Company's line of credit ($137,000).

General and administrative expenses increased $1,090,000. This increase is due to additional amortization of deferred stock compensation issued during December 2000 and on December 31, 2001 ($671,000) plus increases in wages, health insurance, incentive compensation and general insurance costs.

The restructuring charge in 2001 of $3,527,000 is for costs incurred pursuant to the early retirement of the Company's President and other personnel changes. Such costs are comprised of severance arrangements including the repurchase of stock options and the write-off of unamortized deferred stock compensation. Of the expected aggregate cash payments of $3,466,000, the Company anticipates payments of approximately $2,800,000 by the end of the first quarter 2002 with the remaining accrued balance expected to be paid during the first quarter of 2003. The Company expects general and administrative expenses to be reduced by approximately $800,000 annually as a result of the restructuring.

Gain on sale of investments in 2000 results from the sale of (i) the Sonterra property for a gain of $3,500,000, (ii) the investment in Liberty Hampshire for a gain of $2,492,000 and (iii) a net gain of $218,000 from the sale of one of the VLP properties ($4,943,000) offset by the impairment recorded on certain of the then remaining VLP assets available for sale ($4,725,000). There were no corresponding gains recorded in the 2001 period, and no additional impairment provision was required.

Income from joint ventures increased $1,318,000. This increase is primarily the result of (i) net gains on the sales of properties of $4,065,000 in the current period from Wellsford/Whitehall (the Company's share of gains of $10,321,000 is offset by the Company's share of impairment provisions of $6,256,000) which was in excess of gains in the prior year's period of $92,000, (ii) increased income from the Fordham Tower construction loan of $276,000 through the Clairborne Prudential program (the Company made this investment in the fourth quarter of 2000) and (iii) prior year net management fee expense related to the Company's role in the Second Holding venture ($182,000). The impairment provision adjustment is the Company's allocable share arising from the change in intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex in June 2001 and its ultimate sale in September 2001. These increases were partially offset by (i) decreased operating income at Wellsford/Whitehall of $1,281,000,

(ii) a current period loss of $164,000 from Second Holding which had income in the prior period of $1,432,000 (as a partner was admitted into the venture in the latter part of 2000 whom is entitled to a cumulative preference on earnings) and (iii) $241,000 of income in the prior period from the investment in The Liberty Hampshire Company, L.L.C. which the Company sold in December 2000. The Wellsford/Whitehall investment is in the Commercial Property Investments SBU and the other ventures are in the Debt and Equity Investments SBU.

Minority interest expense increased $216,000, primarily attributable to income from the sale of residential units at Silver Mesa, with no corresponding sales during 2000.

Income tax expense decreased $731,000 because of the Company incurring a loss in the current year. Such loss did not result in a tax benefit because the tax benefit attributable to certain costs of the Company's deferred compensation program, including a portion of the restructuring charge, has been fully reversed because of the long-term ultimate tax deductibility of such items. This resulted in income tax expense of $699,000 in 2001.

Accrued distributions and amortization of costs on Convertible Trust Preferred Securities, net of income tax benefit, increased $519,000, as these securities were issued in May 2000 and were outstanding for the entire year of 2001.

The decrease in net income per share - basic and diluted of $1.14 per share is attributable to a current year net loss of $2,725,000 whereas in the 2000 period, the Company reported income of $6,468,000, offset by the effect of a lower weighted average number of common shares outstanding in the current period from the repurchase of approximately 1,319,000 shares of common stock during 2000 and 2,021,000 shares of common stock during 2001. The effect of the 2001 share repurchases resulted in a $0.05 per share increase in net loss per share, basic and diluted, excluding the impact of lost interest income on cash used for such repurchases.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2000 TO THE YEAR ENDED  DECEMBER 31,
1999

Rental revenue increased by $807,000. This increase is primarily due to three months of operations during 2000 for the Silver Mesa rental phase which was put into service on October 1, 2000 ($592,000) and increased rental revenues on the VLP properties ($552,000), partially offset by a reduction in the rental income on the Sonterra property from 10.5 months of income in 2000 as it was sold in November 2000 ($224,000).

Interest revenue decreased by $6,039,000. This decrease is primarily the result of decreased lending activity by the Wellsford Capital SBU starting in the second half of 1999 and continuing in 2000 with loans being repaid in part or in full during 1999 and 2000 ($7,063,000) and decreased interest income from investments contributed to Second Holding in 1999 ($653,000), partially offset by new investments in 2000 and investments held for a longer period during 2000 than in 1999 ($1,384,000) and increased income on cash and cash equivalents in 2000 from higher interest rates and greater outstanding balances ($229,000).

Fee revenue increased by $86,000. This increase is a result of fees payable to the Company from the purchase of two office properties by a Whitehall affiliate.

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

Income from joint ventures decreased by $6,375,000. This decrease is primarily due to the Company's proportionate share of gains of $6,806,000 on the sale of assets from Wellsford/Whitehall in 1999, which was in excess of the 2000 share of gains of $92,000, plus decreases from the Liberty Hampshire/Second Holding Joint Venture investments ($496,000) and CVW ($456,000), offset by an increase in the Company's proportionate share of Wellsford/Whitehall operating income ($1,206,000) and income from the Fordham Tower construction loan during the fourth quarter of 2000 ($85,000).

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

INCOME TAXES

The Company has recorded a net deferred tax asset of $5,081,000 as of December 31, 2001 which is included in prepaid and other assets in the accompanying consolidated balance sheets. Such amount is net of a valuation allowance of $18,765,000 and $17,472,000 at December 31, 2001 and 2000, respectively, established with respect to the uncertainty of realizing the benefit of existing net operating loss carryforwards and future tax deductions under deferred compensation arrangements.

At December 31, 2001, the Company has available net operating loss carryforwards of $64,700,000, which will expire between 2007 and 2012. The Company has recorded a deferred tax asset of approximately $7,722,000 or 76% of the total recorded deferred tax asset of $10,085,000 at December 31, 2001, attributable to the tax benefit, after reserves, of a portion of such net operating loss carryforwards. As a result of certain limitations under Section 382 of the Internal Revenue Code, as it applies to the VLP acquisition, the Company may only use $6,200,000 of such loss carryforwards each year. Any amounts not utilized in a year may be carried forward to subsequent years. The deferred tax asset associated with the deferred compensation deductions has been fully reserved because of the expected timing of the deductibility of such items. The majority of the remaining

$2,263,000 asset is expected to be realized in 2002 or 2003 upon the sale of the remaining two VLP assets and the scheduled payments of certain severance accruals.

During the year, the Company increased its valuation allowance by $1,292,000 principally as a result of additional deferred compensation costs, the tax benefit of which was fully reserved. In order to realize the recorded deferred tax asset, the Company would have to realize approximately $28,500,000 of taxable income by 2007 and 2012 when the majority of the net operating loss carryforwards expire. The Company expects to be able to meet these amounts based upon the expected taxable income levels from recognition of existing deferred taxable income and from gains on the sales of properties and other assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its available cash, sales of properties and distributions of cash from Wellsford/Whitehall, sales of properties in the Wellsford Capital SBU, sales of residential units in the Wellsford Development SBU, cash flow provided by operations and repayments of notes receivable.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture loan requirements, through the use of available cash, repayments of notes receivable at maturity, sales of properties in the Wellsford/Whitehall SBU, the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, if any, with available cash, operating cash flow from its properties, financing available under the Wellsford/Whitehall GECC Facility, proceeds from any asset sales and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had funded their entire respective capital commitments. The loan commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. Cash and cash equivalents were approximately $32,723,000 at December 31, 2001, of which approximately $4,200,000 was distributed to the partners on February 8, 2002 from previously closed sales transactions.

Wellsford/Whitehall has agreed to maintain certain tax indemnities for one of the joint venture partners relating to assets acquired from this partner in 1998. This indemnity was preserved during 2001 as the acquisitions of six properties related to the completion of the purchase requirements with respect to properties sold in February and April 2001 as part of tax-free exchanges. Wellsford/Whitehall and the Company will continue to monitor asset sales and debt levels with respect to these tax indemnities.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds and medium term notes.

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC
Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in towers 1 and 2 and buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism and such insurance is from a consortium of 22 insurers. As of December 31, 2001, the rating agencies did not change their ratings on the WTC Certificates. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

The  Company's   retained   earnings   included   approximately   $1,823,000  of
undistributed retained earnings at December 31, 2001 from Second Holding, as such distributions are limited to 48% of earnings.

RECURRING AND NON-RECURRING CAPITAL EXPENDITURES

WELLSFORD DEVELOPMENT

Regarding the Company's Blue Ridge, Red Canyon, Silver Mesa and Green River rental phases, the Company expects to incur approximately $140 per unit in apartment preparation costs from turnover of tenant leases during the year ending December 31, 2002, which will be charged to property operations.

On December 31, 2001, Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,400,000. The Company has not determined if it will construct this phase or sell the improved land.

WELLSFORD CAPITAL

The Company expects to incur approximately $1,583,000 of total capital expenditures with respect to the two remaining VLP properties during 2002. Of this amount $1,154,000 is for required base building work at both properties. Recurring capital expenditures of $429,000 are as follows:

                                                       PER
                                      AMOUNT       SQUARE FOOT
                                      ------       -----------
Tenant improvements...........     $  266,000       $    6.03
Leasing commissions...........        163,000            3.70
                                   ----------
                                   $  429,000
                                   ==========

WELLSFORD/WHITEHALL

Wellsford/Whitehall expects to incur approximately $63,300,000 of capital expenditures during the year ending December 31, 2002. Of that amount, Wellsford/Whitehall expects to incur approximately $25,215,000 of non-recurring capital expenditures. This work includes new building developments, asset repositioning through significant upgrades to the base building and amenities and the conversion of three single-tenant structures to multi-tenant use properties. Recurring capital expenditures of $38,085,000 are as follows:

                                       AMOUNT         PER SQUARE FOOT*
                                       ------         ----------------

            Maintenance capital      $ 5,867,000         $     2.75
            Tenant improvements       23,549,000              27.37
            Leasing commissions        8,669,000              10.07
                                     -----------
                                     $38,085,000
                                     ===========

----------

* Per square foot amount represents applicable cost by category for expected square footage to be maintained or leased during the year.

To the extent that available cash, cash flows from operations, sales and borrowings from financial institutions are not available to finance such capital projects, the Company and Whitehall will be required to provide up to $4,000,000 and $6,000,000, respectively, under the existing agreement with Whitehall.

OTHER USES

RESTRUCTURING CHARGE

The Company anticipates payments of approximately $2,800,000 by the end of the first quarter of 2002 in connection with restructuring charges, with the remaining accrued balance expected to be paid during the first quarter of 2003. The Company expects to utilize available cash for these payments.

CAPITAL COMMITMENTS

At December 31, 2001, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At December 31, 2001, capital commitments are as follows:

                  COMMITMENT                     AMOUNT
                  ----------                     ------
    Wellsford/Whitehall...............       $  4,000,000 (A)
    Clairborne Prudential equity......         10,208,000 (B)

----------

(A) Pursuant to the Agreement, the Company could provide for up to 40% of a $10,000,000 loan to, or preferred equity in, the venture with its joint venture partner. Whitehall committed to fund the remaining $6,000,000.
(B)  Capital calls are subject to the Company's approval of such investments.

STOCK REPURCHASE PROGRAM

In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares, from time to time, by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of December 31, 2001; none during the year ended December 31, 2001. In addition, during June 2001, the Board of Directors authorized the repurchase of 2,020,784 shares of the Company's common stock at $18.10 per share (aggregating approximately $36,576,000) from an institutional shareholder. Cash used to repurchase such shares came from available working capital.

RESOURCES

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. The Palomino Park Bonds have an outstanding balance of $12,680,000 at December 31, 2001 and 2000. In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit. During October 2001, the Company and Commerzbank AG amended the letter of credit agreement to include the $25,000,000 of Convertible Trust Preferred Securities in shareholders' equity in the determination of the minimum shareholders' equity covenant. As of December 31, 2001, the Company was in compliance with the covenants under the letter of credit agreement.

In January 1999, a wholly-owned subsidiary of the Company obtained a $35,000,000 loan facility (the "Wellsford Finance Facility") from a predecessor of Fleet National Bank. In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,000. The Wellsford Finance Facility was secured by a $25,000,000 note receivable, bore interest at LIBOR + 2.75% per annum and expired in January 2002. The Company paid an origination fee of $75,000 and is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. At

December 31, 2000, the outstanding balance under the Wellsford Finance Facility was $12,000,000. There was no balance outstanding at December 31, 2001.

In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum (4.14% at December 31, 2001), is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Generally, 90% of net sales proceeds per unit is applied to principal repayments until the loan is paid in full. The balance of the Silver Mesa Conversion Loan was $13,352,000 and $32,000,000 at December 31, 2001 and 2000, respectively.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,400,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period. Accordingly, the Company acquired the improvements and assumed the Green River Construction Loan, which had a balance of $36,747,000 at December 31, 2001, bears interest at LIBOR + 1.75% per annum (3.76% at December 31, 2001), matures in January 2003 and is extendable for six months for a fee of 0.375%. Additional interest of $861,000 can be accrued into the principal balance of the loan, after which time, payments of interest only are required until maturity (it is anticipated that the Company will commence interest payments during the third quarter of 2002). Green River is in the lease-up phase and was 52% occupied at December 31, 2001.

The Company sold four of the VLP properties during the year ended December 31, 2001 and received proceeds, net of selling costs, of $18,553,000. During the year ended December 31, 2001, 105 residential units were sold and the Company received net proceeds of approximately $1,681,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $18,648,000 and selling costs. Net proceeds received by the Company from the above sales are available for working capital purposes.

CASH FLOWS
----------

2001 CASH FLOWS

Cash flow provided by operating activities of $26,602,000 consists of (i) the recovery of $16,449,000 of costs from the sales of residential units, (ii) depreciation and amortization of $5,126,000, (iii) a decrease in restricted cash of $2,368,000, (iv) an increase in accrued expenses and other liabilities of $2,363,000, (v) amortization of deferred compensation of $1,578,000, (vi) a decrease in prepaid and other assets of $855,000, (vii) undistributed minority interest of $283,000, (viii) distributions received in excess of joint venture income of $164,000, (ix) shares issued for director compensation of $80,000 and
(x) non-cash charges included in the restructuring charge of $61,000, offset by a net loss of $2,725,000.

Cash flow provided by investing activities of $4,647,000 consists of returns of capital from joint venture investments of $31,617,000, proceeds from the sale of real estate assets of $18,553,000 and repayments of notes receivables of $3,589,000, partially offset by investments in real estate assets of $40,047,000 capital contributions to joint ventures of $8,566,000 and investments in notes receivable of $500,000.

Cash flow used in financing activities of $31,469,000 consists of (i) the repurchase of common shares from an institutional investor of $36,576,000, (ii) repayments of the Wellsford Finance Facility of $24,000,000, (iii) principal payments of mortgage notes payable of $19,421,000 (including $18,648,000 for the Silver Mesa Conversion Loan), (iv) registration statement costs of $123,000, (v) costs incurred to repurchase warrants of $80,000 and (vi) distribution to minority interests of $16,000, partially offset by borrowings from mortgage notes payable of $36,747,000 and the Wellsford Finance Facility of $12,000,000.

2000 CASH FLOWS

Cash flow provided by operating activities of $10,023,000 primarily consists of net income of $6,468,000 plus (i) depreciation and amortization of $4,980,000,
(ii) an increase in accrued expenses and other liabilities of $2,662,000, (iii) distributions received in excess of joint venture income of $1,493,000, (iv) amortization of deferred compensation of $907,000 and (v) decreases in restricted cash of $506,000, partially offset by the gain on sale of assets (net of impairment provision of $4,725,000) of $6,135,000 and increases in prepaid and other assets of $1,003,000.

Cash flow used in investing activities of $22,778,000 consists of (i) investments in real estate assets of $39,026,000, (ii) investments in notes receivable of $28,833,000 and (iii) capital contributions to joint venture investments of $12,895,000 partially offset by repayments of notes receivables of $32,408,000, $21,650,000 of proceeds from the sales of real estate assets, returns of capital from joint venture investments of $2,886,000 and proceeds from the sale of joint venture interests of $1,032,000.

Cash flow provided by financing activities of $14,383,000  primarily consists of
(i) proceeds from the Silver Mesa Conversion Loan of $32,000,000, (ii) proceeds from the issuance of Convertible Trust Preferred Securities of $25,000,000 and
(iii) proceeds from draws on the Company's credit facility of $12,000,000, partially offset by the repayment of mortgage notes payable of $30,940,000, repurchases of the Company's common stock of $21,119,000, the establishment of an interest reserve for the Silver Mesa Conversion Loan of $1,960,000 and deferred financing costs principally associated with the issuance of the Convertible Trust Preferred Securities of $544,000.

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

ENVIRONMENTAL
-------------

In December 2001, the Company submitted a report to the New Hampshire Department of Environmental Services ("NHDES") that summarized the findings of an environmental testing firm engaged by the Company with respect to groundwater and surface water monitoring and testing which took place during 2001 on one of its owned properties. The NHDES responded in January 2002 with concerns about surface water contamination, volatile organic chemical ("VOC") migration off of the property and air quality. The NHDES mandated further testing before a remediation action plan is considered. Further preliminary testing conducted by the environmental testing firm since the NHDES response suggests that the surface water contamination is caused by the groundwater contamination and that the VOC contamination may be migrating off of the property. Once the Company's "Scope of Work" plans have been approved, the Company will conduct further testing to address the NHDES's concerns. Following that testing, the Company will present the findings and a recommended plan of remediation to the NHDES. At this time, it is too early to conclude the form of remediation that will be required, or the cost thereof, but in all likelihood, the remediation required will be a more aggressive one than natural attenuation. During 2001, the Company incurred approximately $48,000 of costs principally for its environmental testing firm, with respect to this matter.

TERRORISM INSURANCE
-------------------

The Company is covered under its all risk property insurance policies for acts of terrorism on its consolidated real estate assets through June 30, 2002. Terrorism coverage is available for the Wellsford/Whitehall portfolio through June 30, 2002 as well. The Company and Wellsford/Whitehall expect that similar coverage will not be available in connection with an all risk policy and will need to make an assessment of the cost benefit of obtaining terrorism insurance on such assets at that time. The underwriting procedures utilized by the Company and Second Holding have been modified to evaluate the impact of the lack of, or inability to obtain terrorism insurance by property owners on single assets or small collateral pools for its debt investments. Most real estate collateralizing such investments is currently not insured for acts of terrorism or is expected to lose such coverage as current policies expire and asset owners evaluate the cost of obtaining new policies.

INFLATION
---------

Substantially all of Wellsford Capital's and Wellsford/Whitehall's leases with their tenants provide for separate escalations of real estate taxes and operating expenses over a base amount. In addition, many of the office leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measures). The Company believes that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above.

A substantial majority of the leases at the Company's multifamily properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or re-letting of apartment units. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation.

TRENDS
------

The markets in which the Company owns and operates its assets (or has investments in entities which own and operate assets) are subjected to general and local economic business conditions. Based upon the current economic environment, these conditions may negatively impact the occupancy levels and amount of concessions at properties in the Wellsford Development and Wellsford Capital SBUs or negatively impact 2002 property sales in the Wellsford Capital SBU and the sale of residential units at Silver Mesa in the Wellsford Development SBU. Wellsford/Whitehall would be similarly impacted by such conditions.

NET CASH FLOW
-------------

The Company considers Net Cash Flow to be an important measure of its performance, to be considered in addition to Net Income, predicated on Generally Accepted Accounting Principles. Net Cash Flow, for the Company's purposes, represents Net Income as prescribed by Generally Accepted Accounting Principles, plus depreciation and amortization on real estate assets, the provision for impairment, share of depreciation and amortization from unconsolidated partnerships and joint ventures, offset by accumulated depreciation and recovery of impairment provisions on assets sold. Included in such cash flow is the
Company's share of undistributed cash retained by the unconsolidated partnerships and joint ventures for continuing investment in lieu of future fundings as well as cash obtained from gains on sales of properties. Net Cash Flow should not be considered a replacement for Net Income as an indicator of the Company's operating performance and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles Net Income and Net Cash Flow:


                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                     2001              2000              1999
                                                     ----              ----              ----
Net (loss) income .........................     $ (2,724,616)     $  6,468,045      $  8,860,801
Add/(deduct):
   Depreciation and amortization ..........        5,016,125         4,855,778         5,384,782
   Provision for impairment (A) ...........               --         4,725,000                --
   Accumulated depreciation and recovery of
      impairment provision on assets sold .       (3,991,414)       (2,533,737)               --
   Share of joint venture depreciation and
      amortization, net ...................        5,026,532         5,292,254         5,238,357
                                                ------------      ------------      ------------
Net cash flow .............................     $  3,326,627      $ 18,807,340      $ 19,483,940
                                                ============      ============      ============
Weighted average number of common shares
   outstanding for net cash flow, basic ...        7,213,029         8,507,631        10,321,012
                                                ============      ============      ============
Weighted average number of common shares
   outstanding for net cash flow, diluted .        7,238,334         8,516,321        10,328,744
                                                ============      ============      ============

----------

(A) The Company recorded a provision for impairment of $4,725,000 in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the six unsold VLP properties at December 31, 2000.

Below are the Company's cash flows provided by operating activities as disclosed in the Consolidated Statements of Cash Flows:

                                 FOR THE YEARS ENDED DECEMBER 31,
                                 --------------------------------
                               2001            2000            1999
                               ----            ----            ----
Operating activities ....  $26,601,838     $10,023,485     $13,856,594
                           ===========     ===========     ===========

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay debt obligations; inability to meet financial and valuation covenants; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainty pertaining to the WTC Certificates, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from Standard & Poor's and Fitch; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties under contract; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in interest rates. The Company manages this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:



(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                     EFFECT OF 1%                    EFFECT OF 1%
                                                      BALANCE AT   INCREASE IN BASE   BALANCE AT   INCREASE IN BASE
                                                     DECEMBER 31,   RATE ON INCOME    DECEMBER 31,  RATE ON INCOME
                                                         2001         (EXPENSE)          2000         (EXPENSE)
                                                         ----         ---------          ----         ---------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate ..............................    $   4,973       $      50       $   7,996       $      80
      Fixed rate .................................       29,812              --          29,828              --
                                                      ---------       ---------       ---------       ---------
                                                      $  34,785              50       $  37,824              80
                                                      =========       ---------       =========       ---------
   Mortgage notes payable:
      Variable rate ..............................    $  62,780            (628)      $  56,680            (567)
      Fixed rate .................................       58,951              --          59,724              --
                                                      ---------       ---------       ---------       ---------
                                                      $ 121,731            (628)      $ 116,404            (567)
                                                      ---------       ---------       ---------       ---------
   Convertible Trust Preferred Securities:
      Fixed rate .................................    $  25,000              --       $  25,000              --
                                                      =========       ---------       =========       ---------
Proportionate share of assets and liabilities from
   investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate ...........................    $ 486,174           4,862       $ 115,953           1,160
         Fixed rate ..............................           --              --           1,047              --
                                                      ---------       ---------       ---------       ---------
                                                      $ 486,174           4,862       $ 117,000           1,160
                                                      =========                       =========
      Debt:
         Variable rate ...........................    $ 487,335          (4,873)      $ 127,727          (1,277)
                                                      =========       ---------       =========       ---------
   Net effect from Second Holding ................                          (11)                           (117)
                                                                      ---------                       ---------
   Wellsford/Whitehall:
      Debt:
         Variable rate ...........................    $      --              --       $     900              (9)
         Variable rate, with LIBOR cap (A) (B) ...       91,162            (912)        119,100            (810)
         Fixed rate ..............................       29,424              --          31,154              --
                                                      ---------       ---------       ---------       ---------
                                                      $ 120,586                       $ 151,154
                                                      =========                       =========
   Effect from Wellsford/Whitehall ...............                         (912)                           (819)
                                                                      ---------                       ---------
Net decrease in annual income, before income tax
   benefit .......................................                       (1,501)                         (1,423)
Income tax benefit ...............................                          600                             569
                                                                      ---------                       ---------
Net decrease in annual net income ................                    $    (901)                      $    (854)
                                                                      =========                       =========
Per share, basic and diluted .....................                    $   (0.12)                      $   (0.10)
                                                                      =========                       =========

----------

(A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon 30-day LIBOR of 1.88% at December 31, 2001.
(B) In May 2000, Wellsford/Whitehall entered into an interest rate protection agreement which caps LIBOR at 7.50% on $300,000 until March 15, 2001 and is reduced to $200,000 for the period March 16, 2001 to May 15, 2001. Calculation assumes exposure of 0.68% on the Company's proportionate share of $300,000 based on LIBOR of 6.82% at December 31, 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, their ages and their positions are as follows:

          NAME           AGE             POSITIONS AND OFFICES HELD
          ----           ---             --------------------------
Jeffrey H. Lynford....   54   Chairman of the Board, Secretary and Director*
Edward Lowenthal......   57   President, Chief Executive Officer and Director***
James J. Burns........   62   Senior Vice President, Chief Financial Officer
David M. Strong.......   43   Vice President for Development
Mark P. Cantaluppi....   31   Vice President, Chief Accounting Officer
Martin Bernstein......   64   Director**
Douglas Crocker II....   61   Director*
Rodney F. Du Bois.....   66   Director***
Richard S. Frary......   54   Director**
Meyer S. Frucher......   55   Director**
Mark S. Germain.......   51   Director*

----------

*    Term expires 2002.
**   Term expires 2003.
***  Term expires 2004.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors", "Executive Officers", and "Key Employees" of the Company's definitive proxy statement for the 2002 annual meeting of shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Executive Compensation", "Compensation of Directors", "Board Committees", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 2002 annual meeting of shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for the 2002 annual meeting of shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 2002 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)  FINANCIAL STATEMENTS

          The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

          Consolidated Balance Sheets as of December 31, 2001 and 2000.

          Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

     (3)  EXHIBITS

     (a)  EXHIBIT NO.    DESCRIPTION+++
          -----------    --------------

                    3.1  Articles of Amendment and  Restatement  of the Company.
                         ****
                    3.2 Articles Supplementary Classifying 350,000 Shares of Common Stock as Class A Common Stock. ****
                    3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock. ****
                    3.4  Bylaws of the Company. ****
                    4.1  Specimen certificate for Common Stock. ***
                    4.2  Specimen certificate for Class A Common Stock. ****
                    4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock. ****
                    4.4 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and W/W Group Holdings, L.L.C. ("Holding Co.") relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of May 28, 1999, by and between Wellsford and United States Trust Company of New York (the "Warrant Agent"). ++++++

          -----------    --------------------------

                    4.5 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and Holding Co. relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of August 28, 1997, by and between Wellsford and the Warrant Agent, as amended on July 16, 1998, and as further amended on May 28, 1999. ++++++
                    4.6 Agreement, dated as of December 21, 2000, terminating the Registration Rights Agreement between Wellsford and Holding Co., dated as of May 28, 1999. ++++++
                    10.1 Operating  Agreement of Red Canyon at Palomino Park LLC
                         between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon. *
                    10.2 First Amendment to Operating Agreement of Red Canyon at
                         Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon. ****
                    10.3 Second  Amendment to Operating  Agreement of Red Canyon
                         at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of November 16, 1998.
                    10.4 Second  Amended and Restated  Vacant Land  Purchase and
                         Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park. *
                    10.5 Trust Indenture,  dated as of December 1, 1995, between
                         Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000. **
                    10.6 Amendment to Wellsford  Reimbursement  Agreement by and
                         between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
                    10.7 Assignment  and  Assumption  Agreement  by and  between
                         Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
                    10.8 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
                    10.9 Reimbursement  and  Indemnification  Agreement  by  and
                         between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
                    10.10Common Stock and Preferred Stock Purchase  Agreement by
                         and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
                    10.11Registration   Rights  Agreement  by  and  between  the
                         Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
                    10.12Credit  Agreement,  dated as of April 25, 1997,  by and among Park Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, other banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue. **
                    10.13Assignment of Member's Interest,  dated as of April 25,
                         1997, by PAFC Management, Inc. and Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company, LLC). **

          -----------    --------------------------

                    10.14Assignment of Member's Interest,  dated as of April 25,
                         1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue, LLC). **
                    10.15Stock Pledge Agreement,  dated as of April 25, 1997, by
                         Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation). **
                    10.16Stock Pledge Agreement,  dated as of April 25, 1997, by
                         Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.). **
                    10.17Stock Pledge Agreement,  dated as of April 25, 1997, by
                         Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.). **
                    10.18Conditional Guaranty of Payment and Performance,  dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue. **
                    10.19Cash   Collateral   Account   Security,    Pledge   and
                         Assignment Agreement, dated as of April 25, 1997, by and among 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue. **
                    10.20Recognition  Agreement,  dated as of April 25, 1997, by and among The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue. **
                    10.21Intercreditor  Agreement,  dated as of April 25,  1997, between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue. **
                    10.22Assignment  and  Acceptance  Agreement,  dated June 19,
                         1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue. ****
                    10.23Revolving  Credit  Agreement  by and among the Company,
                         BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997. ****
                    10.24Agreement  Regarding  Common Stock and Preferred  Stock
                         Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent. ****
                    10.25Assignment of Common Stock Agreements,  dated as of May
                         30, 1997, between the Company and BankBoston, as agent.
                         ****
                    10.26Collateral  Assignment of Documents,  Rights and Claims
                         (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent. ****
                    10.27First Amended and Restated Loan Agreement,  dated as of
                         July 16, 1998 (the "First Amended and Restated Loan Agreement"), among Wellsford/Whitehall Holdings, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and other banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent. ++
                    10.28Form of  promissory  note payable to the order of eight lenders by Wellsford/Whitehall Properties, L.L.C. under the First Amended and Restated Loan Agreement. ++

          -----------    --------------------------

                    10.29Amended and Restated  Assignment  of Member's  Interest
                         under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C. to BankBoston, as Agent. ++
                    10.30Amended and Restated Cash  Collateral  Agreement  under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by and among Wellsford/Whitehall Holdings, L.L.C., WASH Manager L.L.C., Wells Avenue Holdings L.L.C. and BankBoston, as Agent. ++
                    10.31Indemnity   Agreement   Regarding  Hazardous  Materials
                         under the First Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Holdings, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston. ++
                    10.32Conditional   Guaranty  of  Payment   under  the  First
                         Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI,
                         Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
                    10.33Indemnity  and  Guaranty   Agreement  under  the  First
                         Amended and Restated Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and Other Banks. ++
                    10.34Mezzanine  Loan  Agreement,  dated as of July 16,  1998
                         (the "Mezzanine Loan Agreement"), among Wellsford/Whitehall Holdings II, L.L.C., as Borrower, and BankBoston, Goldman Sachs Mortgage Company, and other banks, as Banks, and BankBoston, as Administrative Agent and Co-Arranger and Co-Syndication Agent, and Goldman Sachs Mortgage Company, as Co-Arranger and Co-Syndication Agent. ++
                    10.35Form of  promissory  note  payable to the order of five lenders by Wellsford/Whitehall Properties II, L.L.C. under the Mezzanine Loan Agreement. ++
                    10.36Assignment  of Member's  Interest  under the  Mezzanine
                         Loan Agreement, dated as of July 16, 1998, between Wellsford/Whitehall Properties II, L.L.C. and BankBoston, as Agent. ++
                    10.37Indemnity   Agreement   Regarding  Hazardous  Materials
                         under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership for the benefit of BankBoston. ++
                    10.38Nomura  Conditional   Guaranty  of  Payment  under  the
                         Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++

          -----------    --------------------------

                    10.39Conditional  Guaranty  of Payment  under the  Mezzanine
                         Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate
                         Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
                    10.40Indemnity  and Guaranty  Agreement  under the Mezzanine
                         Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust and WHWEL Real Estate Limited Partnership in favor of BankBoston, Goldman Sachs Mortgage Company and other banks. ++
                    10.401 First Amendment to Mezzanine Loan Agreement, dated as of May 28, 1999 by and among Wellsford/Whitehall Properties II, L.L.C., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, Wellsford Real Properties, Inc., Whitehall Street Real Estate
                         Limited  Partnership  V,  Whitehall  Street Real Estate
                         Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII, Whitehall Street Real Estate Limited Partnership VIII, Wells Avenue Holdings, L.L.C., Wash Manager L.L.C., BankBoston, N.A., Goldman Sachs Mortgage Company, BHF-Bank Aktiengesellschaft, Morgan Stanley Senior Funding Inc., and PAM Capital Funding LP. +++
                    10.402  Contribution  Agreement,  dated as of  February  12,
                         1998, among Saracen Properties, Inc., Saraceno Holding Trust General Partnership, Dominic J. Saraceno, 150 Wells Avenue Realty Trust, River Park Realty Trust, Seventy Wells Avenue LLC, Newton Acquisition LLC I, Saracen Portland L.L.C., KSA Newton Acquisition Limited Partnership II and KSA Newton Limited Partnership I, as Contributor, and Wellsford/Whitehall Properties, L.L.C., as Contributee. ++++
                    10.41$50 million  Revolving  Credit  Agreement,  dated as of
                         January 12, 1999, among Wellsford Finance, Inc., as Borrower, and BankBoston and other banks, as Lender, and BankBoston, as Agent. ++
                    10.42$50 million  promissory  note,  dated January 12, 1999, payable to BankBoston by Wellsford Finance, Inc. ++
                    10.43Amended and Restated Revolving Credit Agreement,  dated as of June 28, 2000, among Wellsford Finance, LLC, as Borrower and Fleet National Bank and other lenders which may become parties to this agreement, as Lenders and Fleet National Bank, as Agent. #
                    10.44Collateral Assignment of Documents,  Rights and Claims,
                         dated January 12, 1999, from Wellsford Finance, Inc. to BankBoston, as Agent. ++
                    10.441 Limited  Liability  Company  Operating  Agreement  of
                         Wellsford/Whitehall Group, L.L.C., dated as of May 28, 1999. +++
                    10.442 First  Amendment  to the  Limited  Liability  Company
                         Operating Agreement of WWG, dated as of December 21, 2000, among WHWEL Real Estate Limited Partnership, Wellsford Commercial Properties Trust, WXI/WWG Realty, L.L.C., Holding Co. and WP Commercial, L.L.C., dated as of May 28, 1999 (excluding exhibits and schedules).
                         ++++++
                    10.45First Amendment of Fixed Rate Loan Agreement,  dated as of January 8, 1999, among First Union Real Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent. ++

          -----------    --------------------------

                    10.46Letter  dated  January 8, 1999,  among First Union Real
                         Estate Equity and Mortgage Investments, as Borrower, Bankers Trust Company, Wellsford Capital and BankBoston, as Lenders, and Bankers Trust Company, as Agent. ++
                    10.47Revolving  Credit  Agreement,  dated  as of  March  28,
                         1998, among Safeguard Capital Fund, L.P., as Borrower, and Morgan Guaranty Trust Company of New York, as Lender. ++
                    10.48$90 million  promissory  note,  dated  March 28,  1998, payable to Morgan Guaranty Trust Company of New York by Safeguard Capital Fund, L.P. ++
                    10.49Loan Participation  Agreement,  dated as of December 1,
                         1998, between Morgan Guaranty Trust Company of New York and Wellsford Capital. ++
                    10.50Program  Agreement for  Clairborne  Investors  Mortgage
                         Program between Creamer Realty Consultants and The Prudential Investment Corporation, dated as of December 10, 1997. +
                    10.51$34,500,000  Multifamily Note, dated December 24, 1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C. +
                    10.52Multifamily  Deed of  Trust,  Assignment  of Rents  and
                         Security Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation. +
                    10.53 1998 Management Incentive Plan of the Company. ++
                    10.54 1997 Management Incentive Plan of the Company. **
                    10.55 Rollover Stock Option Plan of the Company. ** 10.56Employment Agreement between the Company and Jeffrey
                         H. Lynford. ****
                    10.57Employment  Agreement  between  the  Company and Edward
                         Lowenthal. ****
                    10.58Employment  Agreement  between the Company and David M.
                         Strong. ****
                    10.59Employment  Agreement between the Company and Rodney F.
                         Du Bois. +++
                    10.60Employment  Agreement  between the Company and James J.
                         Burns.
                    10.61Employment  Agreement  between  the Company and Mark P.
                         Cantaluppi.
                    10.62Certificate  of  Trust of WRP  Convertible  Trust I, as
                         filed with the Secretary of State of the State of Delaware on May 5, 2000. +++++
                    10.63Declaration of Trust of WRP Convertible  Trust I, dated as of May 5, 2000, by and among Rodney F. Du Bois and James J. Burns as Regular Trustees, Wilmington Trust Company as both Delaware Trustee and Institutional Trustee and Wellsford Real Properties, Inc., as Sponsor. +++++
                    10.64Indenture  for 8.25%  Convertible  Junior  Subordinated
                         Debentures, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. +++++
                    10.65Preferred  Securities Purchase  Agreement,  dated as of
                         May 5, 2000, by and among Wellsford Real Properties, Inc., WRP Convertible Trust I and ERP Operating Limited Partnership. +++++
                    10.66Preferred  Securities  Guarantee,  dated  as of  May 5,
                         2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. +++++
                    10.67Common Securities  Guarantee,  dated as of May 5, 2000, by Wellsford Real Properties, Inc. +++++
                    10.68Amendment to Registration  Rights  Agreement,  dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and ERP Operating Limited Partnership.
                         +++++
                    10.69Articles  Supplementary  reclassifying  and designating
                         350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000. +++++

          -----------    --------------------------

                    10.70Bond  Pledge  and  Security  Agreement,  dated June 16,
                         2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Pledgor, Commerzbank AG, as Bank, and United States Trust Company of New York, as Bond Trustee. #
                    10.71Letter of Credit  Reimbursement  Agreement,  dated June
                         16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Account Parties, and Commerzbank AG, as Bank. #
                    10.72Unconditional  Guaranty  of  Payment  and  Performance,
                         dated June 28, 2000, between Wellsford Real Properties, Inc., as Guarantor, and Fleet National Bank, as Lender.
                         #
                    10.73Promissory   Note,   dated  June  16,   2000,   between
                         Wellsford Real Properties, Inc. and Commerzbank AG. #
                    10.74Letter  Agreement  dated  September  30, 2000,  between
                         Wellsford Real Properties, Inc. and Creamer Vitale Wellsford L.L.C. relating to the sale and subsequent assignment of SX Advisors, LLC's interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
                    10.75Assignment of Membership Interest,  dated as of October
                         1, 2000, between SX Advisors, LLC and Wellsford Fordham Tower, L.L.C., whereby SX Advisors, LLC assigned its interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
                    10.76Memorandum  of  Understanding,  dated October 25, 2000, among Wellsford Real Properties, Inc., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, WXI/WWG Realty, L.L.C. and W/W Group Holdings, L.L.C., relating to Wellsford/Whitehall Group, L.L.C. ##
                    10.77Operating  Agreement  of Silver Mesa at  Palomino  Park
                         LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 10, 1998.
                    10.78First  Amendment to the  Operating  Agreement of Silver
                         Mesa at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 19, 2000.
                    10.79Loan Agreement  dated as of December 20, 2000,  between
                         Silver Mesa at Palomino Park LLC and KeyBank National Association. ++++
                    10.80$32,000,000  Promissory  Note dated as of December  20,
                         2000, payable to KeyBank National Association by Silver Mesa at Palomino Park LLC. ++++
                    10.81Guaranty dated December 20, 2000, by Wellsford  Capital for the benefit of KeyBank National Association. ++++
                    10.82Sale-Purchase  Agreement and Joint Escrow  Instructions
                         dated as of December 8, 2000, between Wellsford Capital Properties, L.L.C. and Dial Advisory Group, Inc. for the sale of properties located at 1651 Sixteenth Street and 900 Colorado Avenue, Santa Monica, California. ++++
                    10.83Sale-Purchase  Agreement  dated as of December 4, 2000, between Wellsford Capital Properties, L.L.C. and CRC Communities, Inc. for the sale of 501 Hoes Lane, Piscataway, New Jersey. ++++
                    10.84Sale-Purchase  Agreement dated as of November 27, 2000, between Wellsford Capital Properties, L.L.C. and Windswept Development, LLC for the sale of the Bradford Plaza Shopping Center, West Chester, Pennsylvania. ++++
                    10.85Amendment to Employment  Agreement  between the Company and Rodney F. Du Bois. ###
                    10.86Sale-Purchase  Agreement  dated as of  December 5, 2000 between Wellsford Capital Properties, L.L.C. and Keystone Real Estate Management, Inc. for the sale of Two Executive Campus, Cherry Hill, New Jersey. ###

          -----------    --------------------------

                    10.87Letter  Agreement,  dated  as of June 7,  2001  between
                         Wellsford Real Properties, Inc. and Mutual Beacon Fund, Mutual Qualified Fund and Mutual Beacon Fund (Canada).
                         ####
                    10.88Loan Agreement  (including  Joinder Agreement signed by the Company), dated as of June 25, 2001, between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. ^
                    10.89Promissory Note,  dated June 25, 2001,  between General
                         Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. ^
                    10.90Guaranty,  dated as of June 25,  2001,  made by WWG 401
                         North Washington LLC in favor of General Electric Capital Corporation. ^
                    10.91Hazardous Substances Indemnity Agreement,  dated as of
                         June 25, 2001, by Wellsford/Whitehall Holdings, L.L.C., WWG 401 North Washington LLC, Wellsford/Whitehall Group, L.L.C. and Wellsford/Whitehall Properties II, L.L.C. for the benefit of General Electric Capital Corporation. ^
                    10.92Indemnification  Agreement,  dated as of June 25, 2001, between Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII, Whitehall Street Real Estate Limited Partnership VIII, Whitehall Street Real Estate Limited Partnership XI, Whitehall Street Real Estate Limited Partnership XII and Wellsford Real Properties, Inc. in favor of General Electric Capital Corporation. ^
                    10.93Indemnity Regarding Guaranty  Obligations,  dated as of
                         June 25, 2001, between Wellsford/Whitehall Holdings, L.L.C. and WWG 401 North Washington LLC. ^
                    10.94October   2001   Amendment  to  the  Letter  of  Credit
                         Reimbursement Agreement, dated October 26, 2001 among PPPIC, Wellsford Real Properties, Inc. and Commerzbank AG. ^^
                    10.95Employment  Separation  Agreement  dated as of December
                         7, 2001 by and between Wellsford Real Properties, Inc. and Edward Lowenthal. ^^^
                    10.96Amended and Restated  Employment  Agreement dated as of
                         December 7, 2001 by and between Wellsford Real Properties, Inc. and Jeffrey H. Lynford. ^^^
                    10.97Sale-Purchase  Agreement  dated as of  November 5, 2001 between Wellsford Capital Properties, L.L.C. and The Judge Rotenberg Educational Center, Inc. for the sale of 250 Turnpike Street, Canton, Massachusetts.
                    10.98Indemnity  Agreement  dated as of December  31, 2001 by and between Wellsford Park Highlands Corp., Wellsford Real Properties, Inc. and Al Feld for the Green River Construction Loan.
                    10.99Operating  Agreement  of Green River at  Palomino  Park
                         LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of January 5, 2000.
                    10.100 First  Amendment to the Operating  Agreement of Green
                         River at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of February 11, 2002.
                    10.101  $27,000,000  Multifamily  Note,  dated  November 20,
                         1998, payable to the order of GMAC Commercial Mortgage Corporation by Red Canyon at Palomino Park LLC.
                    10.102  Multifamily  Deed of Trust,  Assignment of Rents and
                         Security Agreement, dated November 20, 1998, by Red Canyon at Palomino Park LLC in favor of GMAC Commercial Mortgage Corporation.
                    21.1 Subsidiaries of the Registrant.
                    23.1 Consent of Ernst & Young LLP.
                    23.2 Consent of KPMG LLP.

          -----------    --------------------------

                    99.1 "Risk  Factors"  section of the Company's  Registration
                         Statement on Form S-3 (file no. 333-73874), as may be amended.

----------
*    Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
**** Previously filed as an exhibit to the Form S-11 filed on July 30, 1997. *****Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on
     November 14, 1997.
+    Previously filed as an exhibit to the Form 8-K filed on September 11, 1997.
++   Previously filed as an exhibit to the Form 8-K filed on September 23, 1997.
+++  Wellsford  acquired  its  interest  in  a  number  of  these  documents  by assignment.
++++ Previously filed as an exhibit to the Form 8-K filed on April 28, 1998. +++++ Previously filed as an exhibit to the Form 8-K filed on May 11, 2000. ++++++ Previously filed as an exhibit to the Form 8-K filed on January 11, 2001.
+    Previously filed as an exhibit to the Form 10-K filed on March 31, 1998.
++   Previously filed as an exhibit to the Form 10-K filed on March 31, 1999.
+++ Previously filed as an exhibit to the Form 10-K filed on March 29, 2000. ++++ Previously filed as an exhibit to the Form 10-K filed on March 22, 2001.
#    Previously filed as an exhibit to the Form 10-Q filed on August 2, 2000.
##   Previously filed as an exhibit to the Form 10-Q filed on November 3, 2000.
###  Previously filed as an exhibit to the Form 10-Q filed on May 4, 2001.
#### Previously filed as an exhibit to the Form 8-K filed on June 14, 2001.
^    Previously filed as an exhibit to the Form 10-Q filed on August 10, 2001.
^^   Previously filed as an exhibit to the Form 10-Q filed on November 6, 2001.
^^^  Previously filed as an exhibit to the Form 8-K filed on December 10, 2001.

     (b) During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

     Date of Report
(Date of Earliest Event)            Items Reported                Date Filed
------------------------            --------------                ----------
  December 10, 2001         Senior management changes at       December 10, 2001
  (December 7, 2001)       Wellsford Real Properties, Inc.

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

                         WELLSFORD REAL PROPERTIES, INC.

                           By:   /s/ James J. Burns
                                 ----------------------
                                 James J. Burns
                                 Senior Vice President, Chief Financial Officer

                           By:   /s/ Mark P. Cantaluppi
                                 ----------------------
                                 Mark P. Cantaluppi
                                 Vice President, Chief Accounting Officer

Dated: March 12, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        NAME                                  TITLE                                   DATE
        ----                                  -----                                   ----
/s/ Jeffrey H. Lynford      Chairman of the Board, Secretary and Director        March 12, 2002
-------------------------
Jeffrey H. Lynford

/s/ Edward Lowenthal        President, Chief Executive Officer and Director      March 12, 2002
-------------------------   (Principal Executive Officer)
Edward Lowenthal

/s/ Martin Bernstein        Director                                             March 12, 2002
-------------------------
Martin Bernstein

/s/ Douglas Crocker II      Director                                             March 12, 2002
-------------------------
Douglas Crocker II

/s/ Rodney F. Du Bois       Director                                             March 12, 2002
-------------------------
Rodney F. Du Bois

/s/ Richard S. Frary        Director                                             March 12, 2002
-------------------------
Richard S. Frary

/s/ Meyer S. Frucher        Director                                             March 12, 2002
-------------------------
Meyer S. Frucher

/s/ Mark S. Germain         Director                                             March 12, 2002
-------------------------
Mark S. Germain


EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of subsidiaries of the registrant with the respective state of organization as of December 31, 2001:


                 SUBSIDIARY                       STATE
                 ----------                       -----
Wellsford Real Properties, Inc..............     Maryland
Wellsford Capital...........................     Maryland
Wellsford Capital Properties, L.L.C.........     Delaware
Wellsford Capital Corporation...............     Maryland
Wellsford Finance, L.L.C....................     Delaware
Second Holding Company, LLC.................     Delaware
Belford Capital Management, L.L.C...........     Delaware
Belford ZMTN Company, L.L.C.................     Delaware
Wellsford CRC Holding Corp..................     Maryland
Clairborne Fordham Tower, LLC...............     Delaware
Creamer Vitale Wellsford L.L.C..............     Delaware
Clairborne North Capital, L.L.C.............     Delaware
Wellsford Fordham Tower, L.L.C..............     Delaware
Wellsford Park Highlands Corp...............     Colorado
Park at Highlands L.L.C.....................     Colorado
Red Canyon at Palomino Park L.L.C...........     Colorado
Silver Mesa at Palomino Park L.L.C..........     Colorado
Green River at Palomino Park L.L.C..........     Colorado
Gold Peak at Palomino Park L.L.C............     Colorado
Palomino Park Telecom L.L.C.................     Colorado
Parkside Cafe at Palomino Park, Inc.........     Colorado
Palomino Park Owners Assoc..................     Colorado
Silver Mesa Homeowners Assoc................     Colorado
Wellsford Commercial Properties Trust.......     Maryland
Wellsford/Whitehall Group, L.L.C............     Delaware
Wellsford Ventures, Inc.....................     Maryland
WRP Convertible Trust I.....................     Delaware

EXHIBIT 23.1

                       CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-73874) of Wellsford Real Properties, Inc. and in the related Prospectus of our report dated March 8, 2002, with respect to the consolidated financial statements and schedules of Wellsford Real Properties, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2001.


                                                           /s/ ERNST & YOUNG LLP

New York, New York
March 22, 2002

EXHIBIT 23.2

                          INDEPENDENT AUDITORS' CONSENT

To the Board of Directors
Wellsford Real Properties, Inc.:

We consent to the incorporation by reference in the registration statement on Form S-3, No. 333-73874, of Wellsford Real Properties, Inc., of our report dated February 21, 2002, with respect to the consolidated balance sheets of Second Holding Company, LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, members' equity and cash flows for the years then ended, which report appears in the December 31, 2001 annual report on Form 10-K of Wellsford Real Properties, Inc.

/s/ KPMG LLP

Chicago, Illinois
March 20, 2002

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE NO. IN
                                                                      FORM 10-K
                                                                       ---------

Report of Independent Auditors...........................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.............F-4

Consolidated Statements of Operations
           for the Years Ended December 31, 2001, 2000 and 1999..........F-5

Consolidated Statements of Changes in Shareholders' Equity
           for the Years Ended December 31, 2001, 2000 and 1999..........F-6

Consolidated Statements of Cash Flows
           for the Years Ended December 31, 2001, 2000 and 1999..........F-7

Notes to Consolidated Financial Statements...............................F-8

Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements
           and Notes.....................................................F-48


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

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Wellsford Real Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Second Holding Company, LLC, a 51% owned joint venture of the Company, for which the Company's net investment is $27,862,508 and $27,867,597 as of December 31, 2001 and 2000,
respectively, and equity in (loss) earnings of $(162,933) and $1,431,835, respectively, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Second Holding Company, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                            /s/ERNST & YOUNG LLP

New York, New York
March 8, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Managers
Second Holding Company, LLC:

We have audited the consolidated balance sheet of Second Holding Company, LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, members' equity and cash flows for the years then ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Second Holding Company, LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
February 21, 2002

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                        2001              2000
                                                                                        ----              ----
ASSETS
Real estate assets, at cost:
   Land .......................................................................    $  23,113,670     $  17,519,701
   Buildings and improvements .................................................      139,223,965       110,405,567
                                                                                   -------------     -------------
                                                                                     162,337,635       127,925,268
   Less:
      Accumulated depreciation ................................................       (9,873,232)       (8,248,184)
      Impairment reserve relating to assets held for sale .....................       (2,174,853)       (4,725,000)
                                                                                   -------------     -------------
                                                                                     150,289,550       114,952,084
   Residential units available for sale .......................................        5,400,951        21,849,581
   Construction in progress ...................................................        5,399,631        22,229,368
                                                                                   -------------     -------------
                                                                                     161,090,132       159,031,033
Notes receivable ..............................................................       34,784,727        37,824,291
Investment in joint ventures ..................................................       95,806,509       120,969,017
                                                                                   -------------     -------------
Total real estate and investments .............................................      291,681,368       317,824,341
Cash and cash equivalents .....................................................       36,148,529        36,368,706
Restricted cash and investments ...............................................        7,553,159         9,921,506
Prepaid and other assets ......................................................       10,455,101        11,655,024
                                                                                   -------------     -------------
Total assets ..................................................................    $ 345,838,157     $ 375,769,577
                                                                                   =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable .....................................................    $ 121,730,604     $ 104,403,970
   Credit facility ............................................................               --        12,000,000
   Accrued expenses and other liabilities, including the liability for deferred
      compensation of $6,604,106 and $7,008,336 ...............................       17,532,211        15,152,759
                                                                                   -------------     -------------
Total liabilities .............................................................      139,262,815       131,556,729
                                                                                   -------------     -------------
Company-obligated, mandatorily redeemable, convertible preferred securities of WRP Convertible Trust I, holding solely 8.25% junior subordinated debentures of Wellsford Real Properties, Inc. ("Convertible
   Trust Preferred Securities") ...............................................       25,000,000        25,000,000
Minority interest .............................................................        3,496,640         3,230,499
Commitments and contingencies
Shareholders' equity:
   Series A 8% convertible  redeemable preferred stock, $.01 par value per
      share, 2,000,000 shares authorized, no shares issued and outstanding ....               --                --
   Common stock, 98,825,000 shares authorized, $.02 par value per share -
      6,235,338 and 8,180,475 shares issued and outstanding ...................          124,707           163,610
   Class A-1 common stock, 175,000 shares authorized, $.02 par value per
      share - 169,903 shares issued and outstanding ...........................            3,398             3,398
   Paid in capital in excess of par value .....................................      162,083,959       196,282,360
   Retained earnings ..........................................................       23,989,504        26,714,120
   Accumulated other comprehensive income (loss); share of unrealized loss on interest rate protection contract purchased by joint venture
      investment, net of income tax benefit ...................................         (102,736)               --
   Deferred compensation ......................................................       (1,520,996)       (1,788,005)
   Treasury stock, 317,997 and 257,935 shares .................................       (6,499,134)       (5,393,134)
                                                                                   -------------     -------------
Total shareholders' equity ....................................................      178,078,702       215,982,349
                                                                                   -------------     -------------
Total liabilities and shareholders' equity ....................................    $ 345,838,157     $ 375,769,577
                                                                                   =============     =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                    2001             2000             1999
                                                                    ----             ----             ----
REVENUES
   Rental revenue .........................................    $ 13,768,411     $ 18,681,250     $ 17,874,272
   Revenue from sales of residential units ................      21,932,050               --               --
   Interest revenue .......................................       5,175,162        6,256,739       12,295,771
   Fee revenue ............................................         617,376          685,800          600,000
                                                               ------------     ------------     ------------
      Total revenues ......................................      41,492,999       25,623,789       30,770,043
                                                               ------------     ------------     ------------
COSTS AND EXPENSES
   Cost of sales of residential units .....................      19,363,647               --               --
   Property operating and maintenance .....................       3,791,740        4,351,150        4,027,842
   Real estate taxes ......................................       1,051,060        1,609,649        1,545,822
   Depreciation and amortization ..........................       5,307,394        4,967,821        6,154,549
   Property management ....................................         557,255          798,761          673,726
   Interest ...............................................       4,355,864        7,076,122        9,398,630
   General and administrative .............................       8,466,948        7,377,168        7,725,876
   Restructuring charge ...................................       3,526,772               --               --
                                                               ------------     ------------     ------------
      Total costs and expenses ............................      46,420,680       26,180,671       29,526,445
Gain on sale of assets, net of impairment provision of
   $4,725,000 in 2000 .....................................              --        6,134,851               --
Income from joint ventures ................................       4,564,406        3,246,758        9,621,952
                                                               ------------     ------------     ------------
(Loss) income before minority interest, income taxes and
   accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities .................        (363,275)       8,824,727       10,865,550
Minority interest .........................................        (282,526)         (66,221)         (54,749)
                                                               ------------     ------------     ------------
(Loss) income before taxes and accrued distributions and
      amortization of costs on Convertible Trust Preferred
      Securities ..........................................        (645,801)       8,758,506       10,810,801
Income tax expense ........................................         699,000        1,430,000        1,950,000
                                                               ------------     ------------     ------------
(Loss) income before accrued distributions and amortization
      of costs on Convertible Trust Preferred Securities ..      (1,344,801)       7,328,506        8,860,801
Accrued distributions and amortization of costs on
      Convertible Trust Preferred Securities, net of income
      tax benefit of $720,000 and $510,000 ................       1,379,815          860,461               --
                                                               ------------     ------------     ------------
Net (loss) income .........................................    $ (2,724,616)    $  6,468,045     $  8,860,801
                                                               ============     ============     ============
Net (loss) income per common share, basic .................    $      (0.38)    $       0.76     $       0.86
                                                               ============     ============     ============
Net (loss) income per common share, diluted ...............    $      (0.38)    $       0.76     $       0.86
                                                               ============     ============     ============
Weighted average number of common shares outstanding,
      basic ...............................................       7,213,029        8,507,631       10,321,012
                                                               ============     ============     ============
Weighted average number of common shares outstanding,
      diluted .............................................       7,213,029        8,516,321       10,328,744
                                                               ============     ============     ============







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                                                                   ACCUMULATED
                                                     COMMON SHARES*                                                   OTHER
                                                     --------------              PAID-IN           RETAINED       COMPREHENSIVE
                                                SHARES          AMOUNT           CAPITAL**         EARNINGS       INCOME (LOSS)
                                                ------          ------           ---------         --------       -------------
BALANCE, JANUARY 1, 1999 .............       10,375,206     $     207,504     $ 223,272,068     $  11,385,274     $          --
Director and employee share grants ...           17,306               346           334,987                --                --
Shares repurchased from former
   officer and cancellation of share
   grants ............................          (43,115)             (862)         (853,810)               --                --
Amortization of deferred
   compensation ......................               --                --                --                --                --
Issuance of warrants .................               --                --           480,992                --                --
Shares repurchased and cancelled .....         (738,247)          (14,765)      (12,119,645)               --                --
Net income ...........................               --                --                --         8,860,801                --
                                              ---------     -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 1999 ...........        9,611,150           192,223       211,114,592        20,246,075                --

Director and employee share grants ...           57,960             1,159           911,841                --                --
Amortization of deferred
   compensation ......................               --                --                --                --                --
Shares repurchased and cancelled .....       (1,318,732)          (26,374)      (21,137,207)               --                --
Net income ...........................               --                --                --         6,468,045                --
                                              ---------     -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2000 ...........        8,350,378           167,008       190,889,226        26,714,120                --

Director and employee share grants ...           75,647             1,513         1,434,487                --                --
Amortization of deferred
   Compensation*** ...................               --                --                --                --                --
Shares repurchased and cancelled .....       (2,020,784)          (40,416)      (36,535,776)               --                --
Registration costs ...................               --                --          (123,112)               --                --
Warrants repurchased and cancelled ...               --                --           (80,000)               --                --
Share of unrealized loss on interest
   rate protection contract purchased
   by joint venture investment, net of
   income tax benefit of $68,491 .....               --                --                --                --          (102,736)
Net loss .............................               --                --                --        (2,724,616)               --
                                              ---------     -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2001 ...........        6,405,241     $     128,105     $ 155,584,825     $  23,989,504     $    (102,736)
                                              =========     =============     =============     =============     =============



                                                                   TOTAL
                                               DEFERRED         SHAREHOLDERS'     COMPREHENSIVE
                                             COMPENSATION          EQUITY         INCOME (LOSS)
                                             ------------          ------         -------------
BALANCE, JANUARY 1, 1999 .............       $  (3,240,023)    $ 231,624,823     $          --
Director and employee share grants ...            (250,000)           85,333                --
Shares repurchased from former
   officer and cancellation of share
   grants ............................             780,003           (74,669)               --
Amortization of deferred
   compensation ......................             848,343           848,343                --
Issuance of warrants .................                  --           480,992                --
Shares repurchased and cancelled .....                  --       (12,134,410)               --
Net income ...........................                  --         8,860,801         8,860,801
                                             -------------     -------------     -------------
BALANCE, DECEMBER 31, 1999 ...........          (1,861,677)      229,691,213     $   8,860,801
                                                                                 =============
Director and employee share grants ...            (833,000)           80,000     $          --
Amortization of deferred
   compensation ......................             906,672           906,672                --
Shares repurchased and cancelled .....                  --       (21,163,581)               --
Net income ...........................                  --         6,468,045         6,468,045
                                             -------------     -------------     -------------
BALANCE, DECEMBER 31, 2000 ...........          (1,788,005)      215,982,349     $   6,468,045
                                                                                 =============
Director and employee share grants ...          (1,356,000)           80,000     $          --
Amortization of deferred
   Compensation*** ...................           1,623,009         1,623,009                --
Shares repurchased and cancelled .....                  --       (36,576,192)               --
Registration costs ...................                  --          (123,112)               --
Warrants repurchased and cancelled ...                  --           (80,000)               --
Share of unrealized loss on interest
   rate protection contract purchased
   by joint venture investment, net of
   income tax benefit of $68,491 .....                  --          (102,736)         (102,736)
Net loss .............................                  --        (2,724,616)       (2,724,616)
                                             -------------     -------------     -------------
BALANCE, DECEMBER 31, 2001 ...........       $  (1,520,996)    $ 178,078,702     $  (2,827,352)
                                             =============     =============     =============

----------

*    Includes 169,903 Class A-1 Common Shares.
**   Net of treasury stock.
*** Includes $45,000 charged to the restructuring charge related to early retirement.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                            2001              2000              1999
                                                                            ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income .............................................    $  (2,724,616)    $   6,468,045     $   8,860,801
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...........................        5,126,018         4,979,927         5,936,944
         Amortization of deferred compensation ...................        1,578,009           906,672           848,343
         Non-cash charges in restructuring charge ................           61,081                --                --
         Undistributed joint venture income ......................               --                --          (674,788)
         Distributions received in excess of joint venture income           163,695         1,493,056                --
         Undistributed minority interest .........................          282,526            66,221            54,749
         Shares issued for director compensation .................           80,000            80,000            85,333
         Gain on sale of assets, net of impairment provision of
            $4,725,000 in 2000 ...................................               --        (6,134,851)               --
         Changes in assets and liabilities:
            Restricted cash and investments ......................        2,368,347           506,338          (459,242)
            Residential units available for sale .................       16,448,630                --                --
            Prepaid and other assets .............................          855,258        (1,003,471)         (498,434)
            Accrued expenses and other liabilities ...............        2,362,890         2,661,548          (297,112)
                                                                      -------------     -------------     -------------
         Net cash provided by operating activities ...............       26,601,838        10,023,485        13,856,594
                                                                      -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .............................      (40,046,696)      (39,026,039)      (18,974,593)
   Investments in joint ventures:
        Capital contributions ....................................       (8,565,877)      (12,895,201)      (16,967,948)
        Returns of capital .......................................       31,616,900         2,886,017         6,091,481
   Investments in notes receivable ...............................         (500,000)      (28,833,000)      (49,295,088)
   Repayments of notes receivable ................................        3,589,255        32,408,296       112,741,492
   Proceeds from sale of joint venture investment ................               --         1,032,000                --
   Proceeds from sale of real estate assets ......................       18,553,458        21,650,257         7,238,329
                                                                      -------------     -------------     -------------
        Net cash (used in) provided by investing activities ......        4,647,040       (22,777,670)       40,833,673
                                                                      -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Convertible Trust Preferred Securities ............               --        25,000,000                --
   Deferred financing costs ......................................               --          (544,360)               --
   Borrowings from credit facilities .............................       12,000,000        12,000,000        37,000,000
   Repayment of credit facilities ................................      (24,000,000)               --       (54,000,000)
   Borrowings from mortgage notes payable ........................       36,747,451        32,000,000                --
   Interest reserve from mortgage note proceeds ..................               --        (1,960,752)               --
   Repayment of mortgage notes payable ...........................      (19,420,817)      (30,939,713)         (861,861)
   Distributions to minority interest ............................          (16,385)           (8,569)           (1,498)
   Costs incurred for reverse stock split ........................               --           (44,364)               --
   Costs to repurchase warrants ..................................          (80,000)               --                --
   Registrations costs ...........................................         (123,112)               --                --
   Repurchase of common shares ...................................      (36,576,192)      (21,119,217)      (12,209,079)
                                                                      -------------     -------------     -------------
         Net cash (used in) provided by financing activities .....      (31,469,055)       14,383,025       (30,072,438)
                                                                      -------------     -------------     -------------
Net (decrease) increase in cash and cash equivalents .............         (220,177)        1,628,840        24,617,829
Cash and cash equivalents, beginning of year .....................       36,368,706        34,739,866        10,122,037
                                                                      -------------     -------------     -------------
Cash and cash equivalents, end of year ...........................    $  36,148,529     $  36,368,706     $  34,739,866
                                                                      =============     =============     =============
SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest, including amounts
      capitalized of $1,610,359, $2,347,000 and $1,071,000,
      respectively ...............................................    $   5,849,094     $   9,044,373     $  10,410,110
                                                                      =============     =============     =============
   Cash paid during the year for income taxes, net of tax refunds     $   1,154,461     $    (107,095)    $   4,229,164
                                                                      =============     =============     =============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Warrants issued in connection with joint venture investments ..                                        $     480,992
   Notes receivable contributed for joint venture interest .......                                        $  24,218,113
   Note received upon sale of joint venture interest .............                      $   4,128,000
   Mortgage note payable assumed upon sale of real estate asset ..                      $  15,971,245
   Other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture
      investment, net of tax benefit .............................    $     102,736


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     Wellsford Real Properties, Inc. (and subsidiaries, collectively the "Company") was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement (the "Private Placement") to a group of institutional investors at $20.60 per share, the Company's then book value per share.

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and equity activities through the Wellsford Capital SBU; and (iii) property development and land operations through the Wellsford Development SBU.

     In December 2000, the Company and various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), executed definitive agreements modifying the terms of the Wellsford/Whitehall joint venture effective January 1, 2001 (the "Amendments"). The key features of the Amendments provide for the Company to retain its economic interest in Wellsford/Whitehall, while an affiliate of Whitehall will become responsible for day-to-day operations. The Company will maintain its current membership on Wellsford/Whitehall's management committee and must agree to specified "Major Decisions." Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's stock, which had previously been issued to Whitehall, were returned and cancelled. Whitehall has also agreed to pay the Company certain specified fees when Wellsford/Whitehall assets are sold as well as when certain new assets are acquired by Whitehall affiliates in a newly formed entity.

     See Note 12 for additional information regarding the Company's industry segments.

     As announced in December 2001, Rodney Du Bois, the Company's Vice Chairman, retired on December 31, 2001 and Edward Lowenthal, the Company's co-founder, Chief Executive Officer and President will retire on March 31, 2002. Jeffrey H. Lynford, currently Chairman of the Board, will also assume the positions and duties of Chief Executive Officer and President upon Mr. Lowenthal's retirement. Mr. Lynford's employment agreement has been modified and extended through December 31, 2004.

     Messrs. Lowenthal and Du Bois will continue as members of the Board of Directors of the Company. Additionally, Mr. Lowenthal will be available to provide consulting services at the request of the Company through September 30, 2004.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION. The accompanying consolidated financial statements include the accounts of Wellsford Real Properties, Inc. and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among Wellsford Real Properties, Inc. and its subsidiaries have been eliminated in consolidation.

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

     Tenant improvements and leasing commissions related to commercial properties are capitalized and amortized over the terms of the related leases. Costs incurred to acquire investments in joint ventures are capitalized and amortized over the expected life of the related assets. Additional amortization is charged as assets are sold in cases where the joint venture would cease to exist when all assets are sold or otherwise disposed of. Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements, 40 years for commercial properties and three to twelve years for furnishings and equipment.

     Depreciation and amortization expense was approximately $5,307,000, $4,968,000 and $6,155,000 in 2001, 2000 and 1999, respectively, and included approximately $1,950,000, $664,000 and $1,510,000 of amortization of certain costs capitalized to the Company's Investment in Joint Ventures in 2001, 2000 and 1999, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company reviews its real estate assets, investments in joint ventures and other investments (collectively its "long-lived assets") for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 2000, the Company made the strategic decision to sell the seven assets which were originally acquired as part of the 1998 merger with Value Property Trust ("VLP"). The Company sold one property in December 2000 and four other properties during 2001. The Company determined that the aggregate carrying amount of certain of the assets was less than the amounts expected to be ultimately realized upon sale, less selling expenses. Accordingly, the Company recorded an impairment provision in the fourth quarter of 2000 of $4,725,000 which is reflected in the accompanying consolidated statements of operations as an offset to the gain on the property sold in December 2000 of approximately $4,943,000. At December 31, 2001, approximately $2,175,000 of the provision was remaining on the two unsold assets, both of which the Company expects to sell during 2002. The net book value of the two unsold properties was approximately $5,560,000 at December 31, 2001. The Company determined that no additional impairment provision is required at December 31, 2001.

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

     REAL  ESTATE  -  RESIDENTIAL   UNITS  AVAILABLE  FOR  SALE.  The  Company's
     residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the cost of each unit is charged to cost of sales based upon its relative sales value.

     DEFERRED FINANCING COSTS. Deferred financing costs consist of costs incurred to obtain financing or financing commitments, including the issuance of the Convertible Trust Preferred Securities. Such costs are amortized over the expected term of the respective agreements.

     MORTGAGE NOTE RECEIVABLE IMPAIRMENT. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due, including future interest, payable under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral. No impairment has been recorded during the years ended December 31, 2001, 2000 and 1999.

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

     DERIVATIVE AND HEDGING ACTIVITIES. In June 1998, SFAS No. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. In June 1999, SFAS No. 137--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 (AN AMENDMENT OF FASB STATEMENT NO. 133) was issued. SFAS No. 137 extended the required date of adoption of SFAS No. 133 to the fiscal year beginning June 15, 2000. The Company and its joint venture investments have adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company and its joint venture investments to recognize all derivatives on the balance sheet at fair value. The Company's derivative investments are currently made by its joint venture investments and are primarily interest rate hedges where changes in the fair value of the derivative are offset against the changes in the fair value of the hedged debt or a cash flow hedge which limits the base rate of variable rate debt. For a cash flow hedge, the ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable and the effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive income (loss), net of income tax benefit (cost).

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

     The following table details the computation of earnings per share, basic and diluted:


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                   2001            2000          1999
                                                                   ----            ----          ----
Numerator for net (loss) income per common share, basic and
   diluted ................................................    $(2,724,616)    $ 6,468,045    $ 8,860,801
                                                               ===========     ===========    ===========

Denominator:
   Denominator for net income per common share, basic--
        Weighted average common shares ....................      7,213,029       8,507,631     10,321,012
   Effect of dilutive securities:
        Employee stock options ............................             --           8,690          7,732
        Convertible Trust Preferred Securities ............             --              --             --
        Warrants ..........................................             --              --             --
                                                               -----------     -----------    -----------
   Denominator for net income per common share, diluted--
        Weighted average common shares ....................      7,213,029       8,516,321     10,328,744
                                                               ===========     ===========    ===========

Net (loss) income per common share, basic .................    $     (0.38)    $      0.76    $      0.86
                                                               ===========     ===========    ===========

Net (loss) income per common share, diluted ...............    $     (0.38)    $      0.76    $      0.86
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

     RECLASSIFICATION. Amounts in certain accounts have been reclassified to conform to the current year presentation. Fees of $600,000 received from Wellsford/Whitehall in 2000 and 1999 have been reflected as revenues compared to the previous treatment as an offset to general and administrative expenses in the accompanying Consolidated Statements of Operations.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   RESTRICTED CASH AND INVESTMENTS

     Restricted cash and investments primarily consists of deferred compensation arrangement deposits and debt service and construction reserve balances. At December 31, 2001 and 2000, deferred compensation arrangement deposits amounted to approximately $6,604,000 and $7,008,000, respectively, and reserve balances amounted to approximately $949,000 and $2,913,000, respectively. Deferred compensation arrangement deposits, are made in cash, but can be directed to be used to purchase other investments including equity securities, bonds and partnership interests.

4.   NOTES RECEIVABLE

     At December 31, 2001 and 2000, notes receivable consisted of the following:


                                                  INTEREST                                              BALANCE AT DECEMBER 31,
                                   STATED         RATE IN                             PAYMENT           -----------------------
    NOTES RECEIVABLE (A)       INTEREST RATE      EFFECT (B)     MATURITY DATE         TERMS              2001           2000
    --------------------       -------------      ----------     -------------         -----              ----           ----
277 Park Loan .............            12.00%       12.00%      May 2007           Interest only      $25,000,000    $25,000,000
Patriot Loan ..............    LIBOR + 4.75%         6.89%      July 2002          (C)                  4,972,727      5,000,000
Guggenheim ................             8.25%        8.25%      December 2005      (D)                  3,612,000      4,128,000
Safeguard Credit Facility .    LIBOR + 4.00%           --       April 2001         Interest only               --      2,900,000
Other .....................    Various                 --       Various            Various (E)          1,200,000        796,291
                                                                                                      -----------    -----------
                                                                                                      $34,784,727    $37,824,291
                                                                                                      ===========    ===========

----------

(A) For additional information regarding notes receivable, see Footnote 12, "Segment Information, Debt and Equity Investments."
(B) At December 31, 2001 based upon then in effect fixed rates and LIBOR contracts.
(C) Principal amortization commenced August 2001 based on a 25-year amortization schedule. Prior to August 2001, payments were interest only.
(D) Provides for annual principal paydowns and interest from the sale of equity interests in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire").
(E)  On January 18, 2002, the $1,200,000 balance was repaid in full.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5.   DEBT

     At December 31, 2001 and 2000, the Company's debt consisted of the following:



                                                                                       BALANCE AT DECEMBER 31,
                                                                                       -----------------------
          DEBT/PROJECT                      MATURITY DATE   STATED INTEREST RATE        2001            2000
          ------------                      -------------   --------------------        ----            ----
Wellsford Finance Facility ..............    January 2002     LIBOR + 2.75% (A)    $         --    $ 12,000,000
                                                                                   ============    ============
Mortgage and notes payable:
   Palomino Park Bonds (B) ..............    December 2035    Variable (C)         $ 12,680,000    $ 12,680,000
   Blue Ridge Mortgage ..................    January 2008     6.92% (D)              32,916,492      33,354,235
   Red Canyon Mortgage ..................    December 2008    6.68% (D)              26,034,695      26,369,735
   Silver Mesa Conversion Loan ..........    December 2003    LIBOR + 2.00% (E)      13,351,966      32,000,000
   Green River Construction Loan ........    January 2003     LIBOR + 1.75% (F)      36,747,451              --
                                                                                   ------------    ------------
Total mortgage notes payable ............                                          $121,730,604    $104,403,970
                                                                                   ============    ============
Total debt ..............................                                          $121,730,604    $116,403,970
                                                                                   ============    ============
Carrying amount of real estate assets
   collateralizing mortgage notes payable                                          $155,530,004    $135,448,371
                                                                                   ============    ============

----------

(A)  Effective interest rate approximated 6.82% at December 31, 2000.
(B) Tax-exempt bonds are secured by liens on four of the five phases of Palomino Park.
(C) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (average annual rate was approximately 2.72% and 4.15% for 2001 and 2000, respectively).
(D)  Principal payments are made based on a 30-year amortization schedule.
(E) Effective interest rates approximated 4.14% and 8.68% at December 31, 2001 and 2000, respectively. Principal payments are based on approximately 90% of net sales proceeds from condominium sales. Loan is extendable for six months for a 0.25% extension fee.
(F) Effective interest rate was 3.76% at December 31, 2001. Additional interest of $861,000 can be accrued into the principal balance of the loan. Loan is extendable for six months for a 0.375% extension fee.




     In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). In June 2000, the Company obtained a five-year AAA rated letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. The Company will incur an annual fee of approximately $142,000 related to this enhancement and paid an origination fee of approximately $158,000 upon closing. The letter of credit agreement provides for the Company to meet certain financial operating and balance sheet covenants. The agreement requires the Company to maintain minimum shareholders' equity of $180,000,000, as defined. During October 2001, the Company and Commerzbank AG amended the letter of credit agreement to include the $25,000,000 of Convertible Trust Preferred Securities in shareholders' equity in the determination of the minimum shareholders' equity covenant. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit. The Company incurred aggregate fees of $226,000, $392,000 and $246,000 for the years ended December 31, 2001, 2000 and 1999 respectively, related to all of the credit enhancements for the Palomino Park Bonds.

     In November 2000, in conjunction with the conversion of the Silver Mesa phase to a condominium project, the Company made a repayment of $2,075,000 of bond principal.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     DEBT (CONTINUED)

     In January 1999, a wholly-owned subsidiary of the Company obtained a $35,000,000 loan facility (the "Wellsford Finance Facility") from a predecessor of Fleet National Bank. In June 2000, the Company modified the terms of the Wellsford Finance Facility and reduced the maximum borrowing amount to $20,000,000. The Wellsford Finance Facility was secured by a $25,000,000 note receivable, bore interest at LIBOR + 2.75% per annum and expired in January 2002. The Company paid an origination fee of $75,000 and is obligated to pay a fee equal to 0.25% per annum on the average daily amount of the unused portion of the facility until maturity. At December 31, 2000, the outstanding balance under the Wellsford Finance Facility was $12,000,000. There was no balance outstanding at December 31, 2001.

     The Company's long-term mandatory maturities of debt for the next five years and thereafter are as follows:


                                           SILVER MESA    GREEN RIVER      WELLSFORD
      FOR THE YEARS ENDED                  CONVERSION    CONSTRUCTION      FINANCE
        DECEMBER 31,        MORTGAGES       LOAN (A)         LOAN        FACILITY (B)       TOTAL
        ------------        ---------       --------         ----        ------------       -----
        2002 .....        $   827,000     $        --     $        --     $       --     $   827,000
        2003 .....            885,000      13,352,000      37,608,000             --      51,845,000
        2004 .....            948,000              --              --             --         948,000
        2005 .....          1,014,000              --              --             --       1,014,000
        2006 .....          1,086,000              --              --             --       1,086,000
        Thereafter         54,191,000              --              --             --      54,191,000

----------

(A) Approximately 90% of net sales proceeds per unit goes toward principal repayments. The Company expects such payments to exceed the above required minimum principal repayments in each year.
(B)  The Wellsford Finance Facility expired on January 12, 2002.



     The Company capitalizes interest related to buildings and condominiums under construction and renovation to the extent such assets qualify for capitalization. Total interest capitalized on consolidated assets during the years ended December 31, 2001, 2000 and 1999 was approximately $1,610,000, $2,347,000 and $1,071,000, respectively.

6.   CONVERTIBLE TRUST PREFERRED SECURITIES

     In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Convertible Trust Preferred Securities"). WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% Convertible Junior Subordinated Debentures ("Convertible Debentures"), which mature on May 4, 2022. The transactions between WRP Trust I and the Company are eliminated in the consolidated financial statements of the Company. The Company incurred approximately $450,000 of costs in connection with the issuance of the securities which are being amortized through May 2012.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     CONVERTIBLE TRUST PREFERRED SECURITIES (CONTINUED)

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

7.   INCOME TAXES

     The components of the income tax provision are as follows:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                      2001           2000             1999
                                      ----           ----             ----
  Current federal tax (A) ....    $  (633,000)    $ 3,005,000     $   700,000
  Current state and local tax        (171,000)        905,000         930,000
  Deferred federal tax .......      1,353,000      (1,820,000)        240,000
  Deferred state and local tax        150,000        (660,000)         80,000
                                  -----------     -----------     -----------
                                  $   699,000     $ 1,430,000     $ 1,950,000
                                  ===========     ===========     ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------------
                                                       2001                          2000                           1999
                                                --------------------        -----------------------        -----------------------
                                                AMOUNT       PERCENT        AMOUNT          PERCENT        AMOUNT          PERCENT
                                                ------       -------        ------          -------        ------          -------
Tax (benefit) at U.S. statutory rate (A)    $  (226,000)     (35.00%)    $ 3,065,000         35.00%     $ 3,785,000         35.00%
State taxes, net of federal benefit ....        150,000       23.22%         335,000          3.82%         660,000          6.11%
State and local tax operating loss
   carryforwards, net of federal taxes .       (171,000)     (26.48%)       (175,000)        (1.99%)             --            --
Change in valuation allowance, net .....        806,000      124.81%      (1,742,000)       (19.89%)     (2,425,000)       (22.43%)
Non-deductible/non-taxable items, net ..        131,000       20.28%          35,000          0.39%         (70,000)        (0.64%)
Effect of difference in tax rate .......          9,000        1.39%         (88,000)        (1.00%)             --            --
                                            -----------      ------      -----------         -----      -----------         -----
                                            $   699,000      108.24%     $ 1,430,000         16.33%     $ 1,950,000         18.04%
                                            ===========      ======      ===========         =====      ===========         =====

----------

(A) The aforementioned income tax expense for 2001 and 2000 is prior to the tax benefit aggregating $720,000 and $510,000, respectively, attributable to the Convertible Trust Preferred Securities distributions and amortization.

     The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, resulting from the Company's merger with VLP in 1998. The NOLs aggregate $64,700,000 at December 31, 2001, expire in the years 2007 through 2012 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. Any annual amounts not used in one year can be carried forward to future years.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                               DECEMBER 31,
                                                               ------------
                                                           2001             2000
                                                           ----             ----
Deferred Tax Assets
-------------------
Net operating loss ...............................    $ 22,000,950     $ 22,000,950
Deferred compensation and severance arrangements .       5,176,437        3,193,971
Value Property Trust asset basis differences .....       1,235,355        1,253,478
Other ............................................         437,121          418,558
                                                      ------------     ------------
                                                        28,849,863       26,866,957
Valuation allowance ..............................     (18,764,516)     (17,472,331)
                                                      ------------     ------------
Total deferred tax assets ........................      10,085,347        9,394,626
                                                      ------------     ------------
Deferred Tax Liabilities
------------------------
Palomino Park asset basis differences ............       2,402,269         (846,397)
Wellsford/Whitehall net income in excess
   of taxable income .............................       1,525,303       (1,874,731)
Deferred gain on sale of Liberty Hampshire Company       1,040,342               --
Other ............................................          36,211          (89,558)
                                                      ------------     ------------
Total deferred tax liabilities ...................       5,004,125       (2,810,686)
                                                      ------------     ------------
Net deferred tax asset ...........................    $  5,081,222     $  6,583,940
                                                      ============     ============



     SFAS 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a $18,764,516 and $17,472,331 valuation allowance at December 31, 2001 and 2000, respectively, is necessary. The valuation allowance relates to the NOL carryforwards and certain deferred compensation and severance arrangements. The Company's net deferred tax asset is included in prepaid and other assets in the accompanying consolidated balance sheets.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   TRANSACTIONS WITH AFFILIATES

     The following table details revenues and costs for transactions with affiliates for the years ended December 31, 2001, 2000 and 1999:

     (amounts in thousands)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 2001      2000        1999
                                                 ----      ----        ----
  REVENUES
     Wellsford/Whitehall:
        Interest revenue .................    $    --    $   703     $   517
        Management fee revenue ...........         --        600         600
     WP Commercial:
        Asset acquisition fee revenue ....         23         86          --
        Asset disposition fee revenue ....        365         --          --
     Second Holding fees, net of fees to
        Reis of $180,000 per annum .......        217       (182)       (179)
                                              -------    -------     -------
                                              $   605    $ 1,207     $   938
                                              =======    =======     =======
  COSTS*
     Whitehall affiliates:
        Management fees for VLP properties    $   142    $   242     $   140
     EQR:
        Credit enhancement ...............         81         92          79
                                              -------    -------     -------
                                              $   223    $   334     $   219
                                              =======    =======     =======

----------

* The term cost is used as certain items are expensed directly to operations such as the management fees and portions of the other items may be capitalized into the basis of development projects.

     As part of the terms of the Merger, two of the Company's executive officers are on the board of directors of EQR. In addition, the president of EQR is a member of the Company's board of directors. EQR had a 14.15% interest in the Company's residential project in Denver, Colorado at December 31, 2001 and 2000, respectively.

     The Company has direct and indirect investments in a real estate information and database company, Reis, Inc. ("Reis"), a leading provider of real estate market information to institutional investors. At December 31, 2001 and 2000, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,575,000, or 22% of Reis' equity on an as converted basis. The primary shareholder of Reis is the brother of Mr. Lynford, Chairman of the Company. The Company's President was appointed to the board of directors of Reis during the third quarter of 2000. The Chairman, President and certain directors of the Company who have invested directly in Reis have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

     See Note 12 for additional related party information.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.   SHAREHOLDERS' EQUITY

     On June 9, 2000, shareholders of the Company approved a reverse stock split whereby every two outstanding shares of common stock and class A-1 common stock were converted into one share of outstanding common stock and class A-1 common stock. The par value of both classes of stock increased from $0.01 per share to $0.02 per share and the number of authorized shares was halved from 197,650,000 to 98,825,000 for common shares and from 350,000 to 175,000 for class A-1 common shares. The reverse split was effective for trading beginning June 12, 2000. Resulting fractional shares were redeemed for cash.

     All share and per share amounts in the financial statements and the notes thereto have been adjusted for the impact of the split, for all periods presented.

     The Company may repurchase shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed.

     The following table summarizes the stock repurchase activity by the Company and approvals by the Company's Board of Directors during the years ended December 31, 2001, 2000 and 1999:


                                                                                            PURCHASE      AGGREGATE
                                               REPURCHASES       ACTUAL        NUMBER OF    PRICE PER     PURCHASE
                      PURCHASED FROM             APPROVED     REPURCHASES     TRANSACTIONS    SHARE       PRICE (A)
                      --------------             --------     -----------     ------------    -----       ---------
2001
   June .....    Institutional shareholder      2,020,784      2,020,784              1    $   18.10    $  36,576,000
                                                ---------      ---------                                -------------
2000
   January ..    Open market                           --          2,079        Various        17.74           37,000
   February .    Institutional shareholder      1,286,816      1,286,816              1        16.00       20,589,000
   April ....                                   1,000,000             --             --        --                  --
   Various ..    Open market purchases                 --         29,837        Various        16.28          486,000
                                                ---------      ---------                                -------------
                                                2,286,816      1,318,732                       16.01       21,112,000
                                                ---------      ---------                                -------------
1999
   November .                                   1,000,000             --             --        --                  --
   November/     Open market/
     December    Odd lot holders (B)                   --        738,247        Various        16.44       12,134,000
                                                ---------      ---------                                -------------
                                                1,000,000        738,247                                   12,134,000
                                                ---------      ---------                                -------------
TOTAL .......                                   5,307,600      4,077,763                   $   17.12    $  69,822,000
                                                =========      =========                   =========    =============

----------

(A)  Excluding expenses.
(B) The odd-lot share program approved in 1999 offered identified eligible shareholders owning fewer than 50 shares the opportunity to sell all of their shares back to the Company.

     In July 1999, the Company purchased 3,598 common shares at the current market price of $20.75 per share from an officer who resigned.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SHAREHOLDERS' EQUITY (CONTINUED)

     The Company has issued shares to executive officers and other employees through annual bonus and/or deferred compensation awards, as well as certain shares issued at the date of the Merger, pursuant to the Company's non-qualified deferred compensation plan. At December 31, 2001, an aggregate of 317,977 shares, which had an aggregate market value of approximately $6,112,000 at the respective dates of issuance, have been classified as Treasury Stock in the Company's consolidated financial statements. Such shares are generally held in a Rabbi Trust and are accounted for pursuant to existing accounting literature. The bonus awards vest immediately and the deferred compensation awards vest over various periods ranging from two to five years or sooner based upon certain change in control provisions, as long as the officer or employee is still employed by the Company. A summary of activity for the three years ended December 31, 2001 follows:


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------
                                               2001                        2000                    1999
                                       -------------------------    -------------------    -------------------------
                                       NUMBER        VALUE AT        NUMBER    VALUE AT     NUMBER       VALUE AT
                                         OF           DATE OF          OF       DATE OF       OF          DATE OF
                                       SHARES        ISSUANCE        SHARES    ISSUANCE     SHARES       ISSUANCE
                                       ------        --------        ------    --------     ------       --------
Shares issued pursuant to plan,
    January 1 ...................     257,935                       208,380                244,836
Shares issued as deferred
    compensation awards .........      71,087         $19.08         53,305     $15.69      12,941     $20.00/$15.88
Shares re-acquired at termination
    of employment ...............          --                            --                (39,517)    $17.75/$31.50
Shares released under terms of
    agreements ..................     (11,025)    $ 20.00/$15.69     (3,750)    $20.00      (9,880)    $17.75/$31.50
                                      -------                       -------                -------
Balance at December 31 ..........     317,997                       257,935                208,380
                                      =======                       =======                =======
Shares vested at December 31 ....     231,297                       155,084                110,492
                                      =======                       =======                =======


     During the years ended December 31, 2001, 2000 and 1999, the Company recorded costs approximating $1,578,000, $907,000 and $848,000, respectively, pursuant to the issuances under the deferred compensation arrangements. Such amounts are included in General and Administrative expenses in the Company's consolidated financial statements.

     The Company issued an aggregate of 4,560 and 4,655 common shares during 2001 and 2000, as part of the non-cash compensation arrangements to the non-employee members of the Company's Board of Directors, which were valued in the aggregate at $80,000 in each period.

     In prior years, the Company had issued a total of 2,202,099 warrants (including 61,984 issued during 1999), to purchase shares of common stock to certain joint venture partners, including 2,128,099 to Whitehall and 74,000 to its partners in CVW. Pursuant to the December 2000 Amendments, the Whitehall Warrants were returned and cancelled. The warrants issued to the CVW partners were repurchased in July 2001 for $80,000 and cancelled.

     In May 2000, the Company exchanged the 169,903 shares of class A common stock held by EQR for a like number of shares of the Company's class A-1 common stock. The class A-1 common stock's par value is $0.02 per share and has rights substantially similar to the class A common stock.

     The Company's retained earnings included approximately $1,823,000 of undistributed retained earnings at December 31, 2001 from Second Holding, as such distributions are limited to 48% of earnings.

     The Company did not declare or distribute any dividends during 2001, 2000 or 1999.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10.  SHARE OPTION PLANS

     The Company has adopted certain incentive plans (the "Incentive Plans") for the purpose of attracting and retaining the Company's directors, officers and employees under which it has reserved 2,538,118 common shares for issuance. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from six months to five years, and generally contain the right to receive reload options under certain conditions.

     The following table presents the changes in options outstanding by year, as well as other plan data:


                                                    2001                      2000                      1999
                                           -----------------------   -----------------------   ------------------------
                                                         WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                         AVERAGE                   AVERAGE                    AVERAGE
                                                         EXERCISE                  EXERCISE                   EXERCISE
                                            OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS        PRICE
                                            -------       -----       -------       -----       -------        -----
Outstanding at January 1 .............     1,761,655     $   24.20   1,794,680     $   24.16   1,779,305     $   25.58
Granted ..............................        12,500         19.25      19,250         16.15     206,125         17.33
Exercised ............................            --            --          --            --          --            --
Forfeited/cancelled (A) ..............      (633,531)       (28.92)    (52,275)       (21.00)   (190,750)       (30.08)
Expired ..............................            --            --          --            --         --             --
                                           ---------                 ---------                 ---------
Outstanding at December 31 ...........     1,140,624         21.52   1,761,655         24.20   1,794,680         24.16
                                           =========                 =========                 =========
Options exercisable at December 31 ...       922,261     $   21.48   1,234,096     $   23.51     672,825     $   24.22
                                           =========     =========   =========     =========   =========     =========
Weighted average fair value of options
    granted (per  option) ............     $   10.72                 $    9.57                 $   10.28
                                           =========                 =========                 =========
Weighted average remaining
    contractual life at December 31 ..     6.0 years                 6.9 years                 7.9 years


----------
(A) 2001 amount primarily includes 284,551 options repurchased and cancelled in connection with Mr. Lowenthal's separation arrangements from the Company and 290,000 options cancelled pursuant to Mr. Lynford's amended employment agreement.



     Pursuant to SFAS 123, described in Note 2, the pro forma net (loss) income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value using the Black-Scholes option pricing model) is as follows:


     (amounts in thousands, except per share amounts)

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                               2001               2000                1999
                                                               ----               ----                ----
Net (loss) income - as reported.........................   $    (2,725)      $        6,468       $        8,861
Expense.................................................          1,677               2,045                2,112
                                                           -----------       --------------       --------------
Net (loss) income - pro forma...........................   $    (4,402)      $        4,423       $        6,749
                                                           ===========       ==============       ==============
Net (loss) income per common share, basic and diluted:
    As reported.........................................   $     (0.38)      $         0.76       $         0.86
                                                           ===========       ==============       ==============
    Pro forma...........................................   $     (0.61)      $         0.52       $         0.66
                                                           ===========       ==============       ==============
Assumptions:
    Expected volatility ranges..........................            34%          37% to 38%           36% to 37%
    Expected life.......................................       10 years            10 years             10 years
    Risk-free interest rate ranges......................          5.17%      5.45% to 6.24%       4.68% to 6.08%
    Expected dividend yield.............................             --                  --                   --


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

11.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment agreements with six of its officers and employees. Such agreements are for terms which expire between 2002 and 2004, and provide for aggregate minimum annual fixed payments of approximately $1,994,000, $1,624,000 and $643,000 in 2002, 2003 and 2004,
     respectively.

     In connection with his retirement, Mr. Lowenthal and the Company entered into an employment separation agreement which, among other benefits, provides for (a) a severance payment to him on March 31, 2002 of
     $1,650,000, (b) the Company's repurchase of 284,551 of his stock options during 2002 at $2.3827 per option, or an aggregate of $678,000 and (c) the Company's repurchase, at Mr. Lowenthal's option, of his remaining 284,551 stock options on or after January 2, 2003, for the same amount per option as the initial stock option repurchase. Upon entering the employment separation agreement, the 569,102 options had an average remaining term of six years and a Black-Scholes valuation of approximately $3,300,000. For the consulting services to be performed by Mr. Lowenthal after his retirement, he will receive payments at the rate of $100,000 per annum through December 31, 2004. In connection with these arrangements and other personnel changes, the Company recorded a non-recurring charge of approximately $3,527,000 in the fourth quarter of 2001.

     Mr. Lynford's employment arrangement has been modified pursuant to an Amended and Restated Employment Agreement (the "Restated Agreement") and provides, among other things, for the maintenance of his current base salary of $318,000 per year and an annual minimum bonus of $325,000 throughout the term of the agreement through December 31, 2004. In addition, Mr. Lynford will be entitled to receive a severance payment of $1,929,000 in the event (a) he terminates his employment by reason of a change in control of the Company (as defined in the Restated Agreement),
     (b) the Company terminates his employment other than for proper cause (as defined in the Restated Agreement) or (c) his employment is terminated by reason of his death or disability. The provisions in the prior employment agreement providing for the reimbursement to Mr. Lynford of excise and certain income taxes with respect to the severance payments have been eliminated. On December 31, 2001, the Company issued $1,356,000 of restricted shares of common stock (which equates to 71,087 shares at $19.075 per share), one third of which are to vest on each of December 31, 2001, June 30, 2002 and January 1, 2003. Mr. Lynford has also agreed to the cancellation of 290,000 of the 569,102 options to acquire the Company's common stock held by him. The 290,000 options had a Black-Scholes valuation of approximately $1,400,000 at the date of cancellation.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     As commercial real estate owners, the Company and its principal joint venture are subject to potential environmental costs. In December 2001, the Company submitted a report to the New Hampshire Department of Environmental Services ("NHDES") that summarized the findings of an environmental testing firm engaged by the Company with respect to groundwater and surface water monitoring and testing which took place during 2001 on one of its owned properties. The NHDES responded in January 2002 with concerns about surface water contamination, volatile organic chemical ("VOC") migration off of the property and air quality. The NHDES mandated further testing before a remediation action plan is considered. Further preliminary testing conducted by the environmental testing firm since the NHDES response suggests that the surface water contamination is caused by the groundwater contamination and that the VOC contamination may be migrating off of the property. Once the Company's "Scope of Work" plans have been approved, the Company will conduct further testing to address the NHDES's concerns. Following that testing, the Company will present the findings and a recommended plan of remediation to the NHDES. At this time, it is too early to conclude the form of remediation that will be required, or the cost thereof, but in all likelihood, the remediation required will be a more aggressive one than natural attenuation. During 2001, the Company incurred approximately $48,000 of costs principally for its environmental testing firm, with respect to this matter.

     From time-to-time, legal actions are brought against the Company in the ordinary course of business. In the opinion of management, such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

     In 1997 the Company adopted a defined contribution savings plan pursuant to
     Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after three months of service. Employer contributions are made based on a discretionary amount determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During the years ended December 31, 2001, 2000 and 1999, the Company made contributions of approximately $43,000, $35,000 and $43,000, respectively.

     The Company is a tenant under operating leases for its New York and Denver offices. Rent expense was approximately $866,000, $853,000 and $812,000 for the years ended December 31, 2001, 2000 and 1999, respectively, which includes base rent plus other charges. Future minimum lease payments under operating leases at December 31, 2001 are as follows:

                FOR THE YEARS ENDED DECEMBER 31,         AMOUNT
                --------------------------------         ------
        2002.....................................     $   758,000
        2003.....................................         753,000
        2004.....................................         815,000
        2005.....................................         815,000
        2006.....................................         815,000
        Thereafter...............................       1,495,000

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     At December 31, 2001, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At December 31, 2001, capital commitments are as follows:

                       COMMITMENT                    AMOUNT
                       ----------                    ------
       Wellsford/Whitehall..................     $  4,000,000 (A)
       Clairborne Prudential equity.........       10,208,000 (B)

----------

(A) Pursuant to the Amendments, the Company could provide for up to 40% of a $10,000,000 loan to, or preferred equity investment in, the venture with its joint venture partner. Whitehall committed to fund the remaining $6,000,000.
(B)  Capital calls are subject to the Company's approval of such investments.

     Wellsford/Whitehall has agreed to maintain certain tax indemnities for one of the joint venture partners relating to assets acquired from this partner in 1998. This indemnity was preserved during 2001 as the acquisitions of six properties related to the completion of the purchase requirements with respect to properties sold in February and April 2001 as part of tax-free exchanges. Wellsford/Whitehall and the Company will continue to monitor asset sales and debt levels with respect to these tax indemnities.

     See Note 12 for additional commitments and contingencies.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.  SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for 2001, 2000 and 1999:



     (amounts in thousands)

                                                   COMMERCIAL      DEBT AND       DEVELOPMENT
                                                    PROPERTY        EQUITY         AND LAND
                                                  INVESTMENTS     INVESTMENTS     INVESTMENTS          OTHER*         CONSOLIDATED
                                                  -----------     -----------     -----------          ------         ------------
          DECEMBER 31, 2001
          -----------------
Investment properties:
   Real estate held for investment, net ..        $      --        $      --        $ 150,129         $      --         $ 150,129
   Real estate held for sale** ...........               --            5,560               --                --             5,560
   Residential units available for sale ..               --               --            5,401                --             5,401
                                                  ---------        ---------        ---------         ---------         ---------
Real estate, net .........................               --            5,560          155,530                --           161,090
Notes receivable .........................               --           34,785               --                --            34,785
Investment in joint ventures .............           57,790           38,017               --                --            95,807
Cash and cash equivalents ................               11            8,217              442            27,479            36,149
Restricted cash and investments ..........               --               --              949             6,604             7,553
Other assets .............................               --            9,331            2,066              (943)           10,454
                                                  ---------        ---------        ---------         ---------         ---------
Total assets .............................        $  57,801        $  95,910        $ 158,987         $  33,140         $ 345,838
                                                  =========        =========        =========         =========         =========
Mortgage notes payable ...................        $      --        $      --        $ 121,731         $      --         $ 121,731
Credit facility ..........................               --               --               --                --                --
Accrued expenses and other liabilities ...               --            3,641            3,942             9,949            17,532
Convertible Trust Preferred Securities ...               --               --               --            25,000            25,000
Minority interest ........................               21               --            3,475                --             3,496
Equity ...................................           57,780           92,269           29,839            (1,809)          178,079
                                                  ---------        ---------        ---------         ---------         ---------
Total liabilities and equity .............        $  57,801        $  95,910        $ 158,987         $  33,140         $ 345,838
                                                  =========        =========        =========         =========         =========

  FOR THE YEAR ENDED DECEMBER 31, 2001
  ------------------------------------
Rental revenue ...........................        $      --        $   2,019        $  11,750         $      --         $  13,769
Revenue from sales of residential units ..               --               --           21,932                --            21,932
Interest revenue .........................               --            4,166               --             1,009             5,175
Fee revenue ..............................               --              283              (54)              388               617
                                                  ---------        ---------        ---------         ---------         ---------
Total revenues ...........................               --            6,468           33,628             1,397            41,493
                                                  ---------        ---------        ---------         ---------         ---------
Cost of sales of residential units .......               --               --           19,364                --            19,364
Operating expenses .......................               --            1,403            3,997                --             5,400
Depreciation and amortization ............            1,947                7            3,066               287             5,307
Interest .................................               --              300            4,027                29             4,356
General and administrative ...............               --               65               --             8,402             8,467
Restructuring charge .....................               --               --               --             3,527             3,527
                                                  ---------        ---------        ---------         ---------         ---------
Total costs and expenses .................            1,947            1,775           30,454            12,245            46,421
                                                  ---------        ---------        ---------         ---------         ---------
Income from joint ventures ...............            4,367              197               --                --             4,564
Minority interest ........................               --               --             (282)               --              (282)
                                                  ---------        ---------        ---------         ---------         ---------
Income (loss) before taxes and accrued
   distributions and amortization of
   costs on Convertible Trust Preferred
   Securities ............................        $   2,420        $   4,890        $   2,892         $ (10,848)        $    (646)
                                                  =========        =========        =========         =========         =========

----------
* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities, general and administrative expenses, restructuring charge, interest income and interest expense that has not been allocated to the operating segments.
** Real estate held for sale in the Debt and Equity Investments SBU is net of the remaining impairment reserve of $2,175.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)


     (amounts in thousands)

                                                   COMMERCIAL      DEBT AND       DEVELOPMENT
                                                    PROPERTY        EQUITY         AND LAND
                                                  INVESTMENTS     INVESTMENTS     INVESTMENTS          OTHER*         CONSOLIDATED
                                                  -----------     -----------     -----------          ------         ------------
           DECEMBER 31, 2000
           -----------------
Investment properties:
   Real estate held for investment, net .        $      --        $      --        $ 113,598         $      --         $ 113,598
   Real estate held for sale, at expected
     net sales value** ..................               --           23,583               --                --            23,583
   Residential units available for sale .               --               --           21,850                --            21,850
                                                 ---------        ---------        ---------         ---------         ---------
Real estate, net ........................               --           23,583          135,448                --           159,031
Notes receivable ........................               --           37,824               --                --            37,824
Investment in joint venture .............           82,820           38,149               --                --           120,969
Cash and cash equivalents ...............               93            9,830              168            26,278            36,369
Restricted cash and investments .........               --              445            2,468             7,009             9,922
Other assets ............................               --           10,437            1,109               109            11,655
                                                 ---------        ---------        ---------         ---------         ---------
Total assets ............................        $  82,913        $ 120,268        $ 139,193         $  33,396         $ 375,770
                                                 =========        =========        =========         =========         =========
Mortgage notes payable ..................        $      --        $      --        $ 104,404         $      --         $ 104,404
Credit facilities .......................               --           12,000               --                --            12,000
Accrued expenses and other
    liabilities .........................               --            4,380            2,124             8,649            15,153
Convertible Trust Preferred
    Securities ..........................               --               --               --            25,000            25,000
Minority interest .......................               37               --            3,193                --             3,230
Equity ..................................           82,876          103,888           29,472              (253)          215,983
                                                 ---------        ---------        ---------         ---------         ---------
Total liabilities and equity ............        $  82,913        $ 120,268        $ 139,193         $  33,396         $ 375,770
                                                 =========        =========        =========         =========         =========
 FOR THE YEAR ENDED DECEMBER 31, 2000
 ------------------------------------
Rental revenue ..........................        $      --        $   6,096        $  12,585         $      --         $  18,681
Interest revenue ........................               --            4,436               --             1,821             6,257
Fee revenue .............................               --               --               --               686               686
                                                 ---------        ---------        ---------         ---------         ---------
Total revenues ..........................               --           10,532           12,585             2,507            25,624
                                                 ---------        ---------        ---------         ---------         ---------
Operating expenses ......................               --            2,658            4,102                --             6,760
Depreciation and amortization ...........              409            1,355            3,097               107             4,968
Interest ................................               --            3,118            4,858              (900)            7,076
General and administrative ..............               --              171               --             7,206             7,377
                                                 ---------        ---------        ---------         ---------         ---------
Total expenses ..........................              409            7,302           12,057             6,413            26,181
                                                 ---------        ---------        ---------         ---------         ---------
Gain on sale of assets, net of
    impairment provision of $4,725*** ...               --            2,710            3,425                --             6,135
Income from joint ventures ..............            1,674            1,573               --                --             3,247
Minority interest .......................               --               --              (66)               --               (66)
                                                 ---------        ---------        ---------         ---------         ---------
Income (loss) before taxes and accrued
   distributions and amortization of
   costs on Convertible Trust Preferred
   Securities ...........................        $   1,265        $   7,513        $   3,887         $  (3,906)        $   8,759
                                                 =========        =========        =========         =========         =========


----------
* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.
** Real estate held for sale in the Debt and Equity Investments SBU is net of a $4,725 impairment reserve.
*** Impairment provision pertains to assets in the Debt and Equity Investments SBU.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)


     (amounts in thousands)


                                              COMMERCIAL       DEBT AND        DEVELOPMENT
                                               PROPERTY         EQUITY          AND LAND
                                             INVESTMENTS      INVESTMENTS      INVESTMENTS           OTHER*         CONSOLIDATED
                                             -----------      -----------      -----------           ------         ------------
        DECEMBER 31, 1999
        -----------------
Real estate, net .....................        $      --        $  38,103         $ 121,479         $      --         $ 159,582
Notes receivable .....................               --           37,260                --                --            37,260
Investment in joint ventures .........           79,688           34,702                --                --           114,390
Cash and cash equivalents ............               67           28,694               172             5,807            34,740
Restricted cash and investments ......               --            1,072             1,059             6,335             8,466
Other assets .........................               --            7,070               822             4,001            11,893
                                              ---------        ---------         ---------         ---------         ---------
Total assets .........................        $  79,755        $ 146,901         $ 123,532         $  16,143         $ 366,331
                                              =========        =========         =========         =========         =========
Mortgage notes payable ...............        $      --        $  28,000         $  91,315         $      --         $ 119,315
Accrued expenses and other liabilities               --            1,908             1,396            10,587            13,891
Minority interest ....................               46               --             3,388                --             3,434
Equity ...............................           79,709          116,993            27,433             5,556           229,691
                                              ---------        ---------         ---------         ---------         ---------
Total liabilities and equity .........        $  79,755        $ 146,901         $ 123,532         $  16,143         $ 366,331
                                              =========        =========         =========         =========         =========
FOR THE YEAR ENDED DECEMBER 31, 1999
------------------------------------
Rental revenue .......................        $      --        $   5,545         $  12,329         $      --         $  17,874
Interest revenue .....................               --           11,707                --               589            12,296
Fee revenue ..........................               --               --                --               600               600
                                              ---------        ---------         ---------         ---------         ---------
Total revenues .......................               --           17,252            12,329             1,189            30,770
                                              ---------        ---------         ---------         ---------         ---------
Operating expenses ...................               --            2,561             3,686                --             6,247
Depreciation and amortization ........              337            2,509             2,999               309             6,154
Interest .............................               --            4,346             4,827               226             9,399
General and administrative ...........               --            1,131                --             6,595             7,726
                                              ---------        ---------         ---------         ---------         ---------
Total expenses .......................              337           10,547            11,512             7,130            29,526
                                              ---------        ---------         ---------         ---------         ---------
Gain on sale of assets ...............               --               --                --                --                --
Income from joint ventures ...........            7,183            2,439                --                --             9,622
Minority interest ....................               --               (1)              (54)               --               (55)
                                              ---------        ---------         ---------         ---------         ---------
Income (loss) before taxes ...........        $   6,846        $   9,143         $     763         $  (5,941)        $  10,811
                                              =========        =========         =========         =========         =========


----------
* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.



     COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL
     ----------------------------------------------------

     The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with Whitehall, private real estate funds sponsored by Goldman Sachs, as well as a family based in New England. The Company had a 32.58% interest in Wellsford/Whitehall as of December 31, 2001. The manager of the joint venture is a Whitehall affiliate. At December 31, 2001, Wellsford/Whitehall owned and operated 35 properties (primarily office properties) totaling approximately 3,905,000 square feet (including approximately 598,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall leases and re-leases space, performs construction for tenant improvements, expands buildings, re-develops properties and based on general and local economic conditions and specific conditions in the real estate industry, may from time to time sell properties for an appropriate price. It is not expected that Wellsford/Whitehall will purchase any new assets, except in limited cases.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,790,000 and $82,820,000 at December 31, 2001 and 2000, respectively. The following table details the changes in the Company's investment in Wellsford/Whitehall:

(amounts in thousands)
                                                     2001              2000
                                                     ----              ----
Investment balance at January 1,...............   $  82,820         $  79,688
   Contributions...............................       8,468             3,763
   Income from operations......................         302             1,583
   Gains from asset sales......................      10,321                92
   Impairment provision........................      (6,256)               --
   Amortization................................      (1,778)             (409)
   Distributions...............................     (35,984)           (1,897)
   Accumulated other comprehensive income......        (103)               --
                                                  ---------         ---------
Investment balance at December 31,.............   $  57,790         $  82,820
                                                  =========         =========

     In 1997, at the time of the Spin-off, the Company owned six commercial office buildings, five of which were then vacant, containing an aggregate of approximately 949,400 square feet which were acquired for an aggregate of approximately $47,600,000 (the "WRP Commercial Properties").

     In August 1997, the Company, in a joint venture with Whitehall formed a private real estate operating company, Wellsford/Whitehall. The Company contributed the WRP Commercial Properties and Whitehall contributed four commercial properties upon formation of Wellsford/Whitehall. Initial capital aggregating $150,000,000 was committed by the partners including the net amount of contributed properties, net of assumed debt. Prior to December 31, 2000, the Company managed Wellsford/Whitehall on a day-to-day basis.

     In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of the joint venture, effective January 1, 2001 (the "Amendments"). The Amendments, which, among other items, provided for the Company and Whitehall to extend their existing capital commitments to Wellsford/Whitehall for one year to December 31, 2001 and to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall through December 2003, if required. As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP Commercial"), the new management company, which is owned by affiliates of Whitehall and senior management of WP Commercial. WP Commercial is providing management, construction, development and leasing services to Wellsford/Whitehall based upon an agreed upon fee schedule. WP Commercial is also providing similar services to a new venture formed by Whitehall (the "New Venture") as well as to third parties, including tenants of Wellsford/Whitehall and new owners of properties sold by Wellsford/Whitehall.

     During the year ended December 31, 2001, Wellsford/Whitehall paid the following fees to WP Commercial:

Administrative management.....................     $ 6,850,000
                                                   ===========
Construction, construction management,
   development and leasing....................     $ 1,787,000
                                                   ===========

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     WP Commercial leases space at three buildings owned by Wellsford/Whitehall at each of its geographic regions for management and administration, including one building sold in November 2001. Aggregate rent received during 2001 by Wellsford/Whitehall amounted to $542,000 for the period of ownership.

     Wellsford/Whitehall, pursuant to the terms of the Amendments, discontinued payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. Also, as part of the
     Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled. The Amendments included a buy/sell agreement between the Company and Whitehall effective after December 31, 2003 with respect to any remaining assets.

     The following table presents a condensed balance sheet and operating data for the Wellsford/Whitehall segment:


     (amounts in thousands)

                                                      DECEMBER 31,
                                                      ------------
         CONDENSED BALANCE SHEET DATA              2001          2000
         ----------------------------              ----          ----
Real estate, net ...........................    $ 511,648     $ 589,154
Cash and cash equivalents ..................       32,723         6,161
Other assets (A) ...........................       27,740        26,821
Total assets ...............................      572,111       622,136
Mortgages payable ..........................      111,949       136,490
Credit facility ............................      258,060       244,250
Preferred equity (B) .......................           --        18,323
Common equity ..............................      183,815       201,044
Other comprehensive loss ...................         (526)           --


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
          CONDENSED OPERATING DATA                 2001          2000         1999
          ------------------------                 ----          ----         ----
Rental revenue (C) .........................    $  78,459     $  77,087    $  73,356
Interest and other income (D) ..............        5,051         5,363        1,320
                                                ---------     ---------    ---------
Total revenues .............................       83,510        82,450       74,676
                                                ---------     ---------    ---------
Operating expenses .........................       30,328        28,774       27,432
Depreciation and amortization ..............       17,323        13,215       11,702
Interest ...................................       26,559        25,994       25,586
General and administration .................        7,345         9,598        8,142
                                                ---------     ---------    ---------
Total expenses .............................       81,555        77,581       72,862
Gain on sale of assets .....................       27,336           239       15,642
Impairment provisions ......................      (16,545)           --           --
                                                ---------     ---------    ---------
Income before preferred equity distributions    $  12,746     $   5,108    $  17,456
                                                =========     =========    =========


----------
(A) Includes the marked to market value of an interest rate protection contract of $1,089 at December 31, 2001.
(B)  Preferred equity converted to common equity in September 2001.
(C) Includes a reduction in income of $262 and an increase in income of $1,271 and $1,218 from the straight-lining of tenant rents for the years ended December 31, 2001, 2000 and 1999, respectively.
(D) Includes lease cancellation income of $4,012, $4,037, and $395 for the years ended December 31, 2001, 2000 and 1999, respectively.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     During July 2001, Wellsford/Whitehall entered into a contract to sell the Pointview property, a 194 acre complex with two buildings totaling approximately 564,000 square feet, located in Wayne, New Jersey. This property, which was a major development project of Wellsford/Whitehall, had been unoccupied since its purchase in 1997. In anticipation of the consummation of the sale, Wellsford/Whitehall recorded a $15,561,000 impairment provision at June 30, 2001, of which the Company's allocable share was approximately $5,908,000. This impairment arose from the change in the intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex. The sale was completed in September 2001. As a result of a sales price adjustment and cost savings during the third and fourth quarters of 2001, Wellsford/Whitehall recorded an additional net impairment provision of $178,000, of which the Company's share was $64,000. Aggregate impairment provisions recorded during 2001, including the Pointview provision noted above, was $16,545,000, of which the Company's share was $6,256,000.

     The following table presents property information summarized by geographic region:


                                                      NUMBER OF PROPERTIES
                                     ------------------------------------------------------       TOTAL
                                                      LAND                                      PORTFOLIO    UNDEPRECIATED
                                     TOTAL           PARCELS         OFFICE          RETAIL    SQUARE FEET     COST BASIS
                                     -----           -------         ------          ------    -----------     ----------
As of December 31, 2001
   New Jersey ...........              17               2              13               2       2,140,000    $272,851,000
   Boston, MA ...........              10              --              10              --       1,203,000     209,551,000
   Maryland/Washington DC               5              --               4               1         531,000      65,578,000
   Other ................               3              --              --               3          31,000       8,219,000
                                       --              --              --              --       ---------    ------------
                                       35               2              27               6       3,905,000    $556,199,000
                                       ==              ==              ==              ==       =========    ============
As of December 31, 2000
   New Jersey ...........              19               2              17              --       3,059,000    $353,268,000
   Boston, MA ...........              16              --              16              --       1,361,000     221,225,000
   Maryland/Washington DC               4              --               4              --         509,000      43,002,000
   Other ................               1              --               1              --          24,000       2,158,000
                                       --              --              --              --       ---------    ------------
                                       40               2              38              --       4,953,000    $619,653,000
                                       ==              ==              ==              ==       =========    ============


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     During   the   years   ended   December   31,   2001,    2000   and   1999,
     Wellsford/Whitehall participated in the following transactions:


     (amounts in millions, except square feet and per square foot amounts)

2001 ACTIVITY
Purchases (1):

                             Gross Leasable   Number of                     Purchase Price
 Month         Location       Square Feet    Properties    Purchase Price   per Square Foot   Occupancy
 -----         --------       -----------    ----------    --------------   ---------------   ---------
April         Various           54,000            5          $  18.7         $   342.20          100%
October       Decatur, GA       10,000            1              2.3             231.51          100%
                                ------            -          -------
                                64,000            6          $  21.0             324.91          100%
                                ======            =          =======

Sales:
                                    Gross Leasable     Number of                 Sales Price per
  Month          Location            Square Feet      Properties   Sales Price     Square Foot    Gain (Loss)
  -----          --------            -----------      ----------   -----------     -----------    -----------
February       Newton, MA               102,000            5         $   18.0       $   176.47      $   3.5
April          Portland, ME              24,000            1              1.6            66.67           --
May            Parsippany, NJ           257,000            1             61.5           239.30         17.9
August         Andover, MA               63,000            1              9.2           146.03          1.5
September      Wayne, NJ (Pointview)    564,000            1             35.5            62.94           --(2)
November       Wayne, NJ                 56,000            1              8.2           146.43          2.4
November       Chatham, NJ               63,000            1             12.0           190.48          2.0
                                      ---------           --         --------                       -------
                                      1,129,000           11         $  146.0           129.32      $  27.3
                                      =========           ==         ========                       =======

----------

(1) Acquisitions of these six properties completed the purchase requirements with respect to properties sold in February and April 2001 as part of a tax-free exchange pursuant to the rules of the Internal Revenue Code.
(2)  Loss reflected as part of impairment provision (see above).




2000 ACTIVITY
Purchases:

Purchases that were made during the year ended December 31, 2000, were transferred to the New Venture, pursuant to the Amendments.

Sale:

                             Gross Leasable  Number of                    Sales Price
 Month         Location       Square Feet    Properties    Sales Price   per Square Foot   Gain
 -----         --------       -----------    ----------    -----------   ---------------   ----
August        Columbia, MD       38,000          1          $     4.9       $     128     $  0.2
                                 ======          =          =========       =========     ======



                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

1999 ACTIVITY
Purchases:

                                                     Gross
                                                    Leasable    Number of       Purchase      Purchase Price
  Month        Type           Location            Square Feet  Properties      Price (1)    per Square Foot
  -----        ----           --------            -----------  ----------      ---------    ---------------
May          Office/Flex     Warren, NJ             129,000          1          $   8.0        $    62
June         Office          Boston, MA              64,000          1             10.2            159
June         Office          Boston, MA              68,000          1             13.1            193
July         Office/Land     Columbia, MD            97,000          1             10.7            110
July         Office          Owings Mills, MD        32,000          1              3.9            122
August       Land            Hanover, NJ         19.2 acres          1              2.0             --
August       Office          Hanover, NJ             96,000          1             13.3            139
September    Flex            Columbia, MD           144,000          1              3.8             26
November     Office          Rockville, MD          236,000          1             19.9             84
                                                    -------          -          -------
                              Total purchases       866,000          9          $  84.9             --
                                                    =======          =          =======
                        Total, excluding land       866,000          8          $  82.9             96
                                                    =======          =          =======



Sales:
                                           Gross Leasable   Number of                  Sales Price per
      Month                 Location        Square Feet    Properties    Sales Price     Square Foot      Gain
      -----                 --------        -----------    ----------    -----------     -----------      ----
February                 Wayne, NJ        2.58 acres (2)        1         $   0.3          $    --       $   0.2
May                      Boston, MA           65,000            1             8.1              125           2.3
August                   Needham, MA         261,000            1            26.0              100           5.6
November                 Washington, D.C.    225,000            1            43.4              193           7.5
                                             -------            -         -------                        -------
                             Total sales     551,000            4         $  77.8               --       $  15.6
                                             =======            =         =======                        =======
                   Total, excluding land     551,000            3         $  77.5              141       $  15.4
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


     During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation with an initial funding of approximately $273,000,000 before transaction costs. The remaining balance will be available to be drawn to fund certain capital expenditures and upon achieving certain operating results from six properties. The facility bears interest at LIBOR + 2.90% per annum (4.78% at December 31, 2001) and matures in June 2004 with two 12-month extension options, subject to meeting certain operating and valuation covenants. The facility was secured by interests in twenty-four commercial office properties in the Wellsford/Whitehall portfolio upon its initial funding. This facility replaces the previously existing facility which was due to mature in December 2001. The outstanding balance of this facility was $258,060,000 at December 31, 2001, the reduction resulting from paydowns of $14,852,000 from two asset sales; such assets were released from the collateral pool. This financing was arranged by Goldman Sachs, to whom Wellsford/Whitehall paid a fee of approximately $2,644,500.

     In July 2001, Wellsford/Whitehall entered into an interest rate protection contract at a cost of $1,780,000 (the "Cap"), which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. At December 31, 2001 the market value of the Cap was approximately $1,089,000. This Cap was purchased from Goldman Sachs.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In September 2000, Wellsford/Whitehall obtained a $8,150,000 loan from Provident Bank of Maryland, of which $4,649,000 was drawn upon at December 31, 2001. The non-recourse loan, which will be used to rehabilitate the property, is secured by the leasehold interest in the 144,000 square foot Oakland Ridge office park, a four building office complex located in Columbia, Maryland, has a term of 2.5 years, plus one twelve-month extension at Wellsford/Whitehall's option and bears interest at LIBOR + 2.00% per annum (3.88% at December 31, 2001), which is capitalized into the loan.

     The Company made temporary advances to Wellsford/Whitehall during 2000 and 1999 which bore interest at LIBOR + 5.00% per annum. The balance of the advances was repaid in full by December 31, 2000 and 1999, respectively. The Company earned approximately $703,000 and $517,000 of interest income during 2000 and 1999, respectively from such advances.

     In July 1998, Wellsford/Whitehall modified the Wellsford/Whitehall Bank Facility with a predecessor of Fleet National Bank ("Wellsford/Whitehall Fleet Facility"). Under the terms, $300,000,000 represented a senior secured credit facility which bore interest at LIBOR + 1.65% per annum and $75,000,000 represented a second mezzanine facility which bore interest at LIBOR + 3.20% per annum. As of December 31, 2000, approximately $244,250,000 was outstanding under the Wellsford/Whitehall Fleet Facility (approximately $181,728,000 of which was under the senior facility). At March 31, 2000, the ability to draw on this facility expired. Wellsford/Whitehall exercised its right under the agreements to have the due date of both facilities extended for one year to December 15, 2001. In June 2001, the Wellsford/Whitehall Fleet Facility was repaid in full, terminated and replaced with the Wellsford/Whitehall GECC Facility.

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

     In June 1999, the capital commitment requirements of Wellsford/Whitehall were modified from an aggregate of $150,000,000 ($75,000,000 by each partner) to an aggregate of $250,000,000. The Company's total portion of $85,000,000 and Whitehall's total portion of $165,000,000 were fully funded as of December 31, 2001.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At December 31, 2001, the Company had the following investments: (i) approximately $34,785,000 of direct debt investments which bore interest at an average yield of approximately 11.38% for the year ended December 31, 2001 and had an average remaining term to maturity of approximately 4.3 years; (ii) approximately $31,233,000 in companies which were organized to invest in debt instruments, including $27,803,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,784,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,560,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at December 31, 2001.

     DEBT INVESTMENTS

     277 PARK LOAN

     In April 1997, the Company and a predecessor of Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The Company has advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers and thus is junior to a 10-year $345,000,000 (amortized balance of $320,994,000 at December 31,
     2001) first mortgage loan (the "REMIC Loan") on the 277 Park Property.

     The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating rate during the tenth year equal to LIBOR + 5.15% per annum or the Fleet National Bank base rate plus 5.15% per annum, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,042,000, $3,050,000 and $3,042,000 per year of interest income from the 277 Park Loan during 2001, 2000 and 1999, respectively, or 7.3%, 12.2% and 10.1% of its total non-joint venture revenues during such periods.

     PATRIOT LOAN

     In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage loan. Pursuant to this second mortgage loan, the Company advanced $5,000,000 (its 50% share) which is subordinate to a $75,000,000 first mortgage with Fleet National Bank (amortized balance of approximately $72,514,000 at December 31, 2001). The loan bears interest at LIBOR + 4.75% per annum (6.89% at December 31, 2001) with payments of interest only through August 2001 and thereafter, principal and interest based on a 25-year amortization through the loan's maturity in July 2002 (the "Patriot Loan"). The Patriot Loan is secured by a second mortgage lien on a 608,000 square foot mixed-use property in Boston, Massachusetts. The loan balance due to the Company on December 31, 2001 was approximately $4,973,000. The Company earned approximately $449,000, $564,000 and $189,000 of interest income from the Patriot Loan during 2001, 2000 and 1999, respectively, or 1.1%, 2.3% and 0.6% of its total non-joint venture revenues during such periods.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     THE ABBEY COMPANY CREDIT FACILITY

     In August 1997, the Company and a predecessor of J.P. Morgan Chase ("JPMC") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and JPMC expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. Advances under the Abbey Credit Facility were made for up to 65% of the value of the borrowing base collateral which consisted of first mortgage loans on office, industrial and retail properties, all cross collateralized, totaling approximately 250,000 square feet. The Company's portion of the outstanding balance was approximately $4,300,000 at December 31, 1999. In August 2000, the remaining balance was repaid and the Abbey Credit Facility was terminated.

     The Company was entitled to interest on its advances under the Abbey Credit Facility at LIBOR + 4.00% per annum. The Company earned approximately $295,000 and $2,941,000 of interest income from the Abbey Credit Facility during 2000 and 1999, respectively, or 1.2% and 9.8% of its total non-joint venture revenues during such periods.

     SAFEGUARD CREDIT FACILITY

     In December 1998, the Company and JPMC originated a $90,000,000 credit facility secured by cross-collateralized first mortgages on nine properties (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility which was made available to Safeguard until April 2001 was terminated on January 30, 2001 when the outstanding balance of $2,900,000 was repaid. Advances under the facility were made for up to 75% of the value of the borrowing base collateral which consisted of nine self-storage properties, totaling approximately 608,000 square feet. The Company was entitled to interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00% per annum.

     Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time, the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Second Holding. This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 2000 and 1999, respectively. The Safeguard Credit Facility was repaid in full in January 2001. The Company earned approximately $25,000, $306,000 and $292,000 of interest income from the Safeguard Credit Facility during 2001, 2000 and 1999, respectively, or 0.1%, 1.2% and 1.0% of its total non-joint venture revenues during such periods.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEBARTOLO LOAN

     In July 1998, the Company, Bank One, N.A. and several other financial institutions originated a $175,000,000 loan, in which the Company had an $18,000,000 participation (the "DeBartolo Loan"), to entities owned by Simon DeBartolo Group, L.P. The DeBartolo Loan was secured by partnership units in Simon DeBartolo Group, L.P., the operating partnership of a real estate investment trust which owns shopping malls nationwide. The DeBartolo Loan bore interest at 8.547% per annum, was payable quarterly, paid principal based on a 20-year amortization schedule and was due in July 2008. In March 1999, the amortized loan balance of approximately $17,600,000 was contributed to Second Holding. The DeBartolo Loan was sold at par during 2001. The Company earned approximately $360,000 of interest income from the DeBartolo Loan during 1999, or 1.2% of its non-joint venture revenues during the period.

     WOODLANDS LOAN

     In December 1997, the Company, a predecessor of Fleet National Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders made available to the owners and developers of a 25,000 acre master-planned residential community located north of Houston, Texas (the "Woodlands Property"), loans in the aggregate principal amount of $369,000,000 (the "Woodlands Loan"). The Woodlands Loan consisted of a revolving credit loan in the principal amount of $179,000,000 (the "Revolving Loan"), a secured term loan in the principal amount of $130,000,000 (the "Secured Loan"), and a second secured term loan in the principal amount of $60,000,000 (the "Second Secured Loan"). The Company advanced $15,000,000 pursuant to the Second Secured Loan. The Second Secured Loan was subordinate to the Revolving Loan and the Secured Loan and bore interest equal to LIBOR + 4.40% per annum. The principal amount of the Woodlands Second Secured Loan was repaid in full prior to December 31, 1999. The Company earned approximately $1,295,000 of interest income from the Woodlands Second Secured Loan during 1999, or 4.3% of its total non-joint venture revenues during the period.

     REIT BRIDGE LOAN

     In August 1998, the Company, Deutsche Bank, N.A. and certain other lenders originated a $100,000,000 unsecured loan in which the Company had a $15,000,000 participation (the "REIT Bridge Loan") to a publicly traded real estate investment trust which owned 22 regional malls, eight multifamily apartment properties and five office properties nationwide. This loan bore interest at 9.875% per annum and was due in February 1999, with two three-month extensions available to the borrower. In January 1999, the REIT Bridge Loan was modified to extend the maturity date to August 1999 and increased the interest rate to 12.00% per annum. The borrower paid a 1.50% loan fee at origination and a 1.00% loan fee upon modification. This loan was repaid in full in July 1999. The Company earned approximately $1,050,000 of interest income from the REIT Bridge Loan during 1999, or 3.5% of its total non-joint venture revenues during the period.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     BROOMFIELD LOAN

     In January 1999, the Company acquired a parcel of land in Broomfield, Colorado for approximately $7,200,000 pursuant to an outstanding standby commitment issued in 1998. In connection with this transaction, the Company collected approximately $401,000 of fees in 1998. In July 1999, the Company sold this land for $7,200,000 to a third party ("Buyer") and simultaneously collected an additional $1,100,000 in fees. The Company then purchased $11,740,000 of tax-exempt notes, bearing interest at 6.25% per annum and due in December 1999. These notes were issued by a quasi-governmental agency partially controlled by the Buyer and were guaranteed by a AA rated bank. The notes were repaid in full in December 1999. The Company earned approximately $1,555,000 on the Broomfield transaction during 1999, or 5.2% of its total non-joint venture revenues during the period.

     SECOND HOLDING

     The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to a 51% owned joint venture special purpose finance company ("SPFC"), Second Holding, with Liberty Hampshire owning 10% and another unrelated entity owning the remaining 39%. The 1999 contribution was comprised of two of the Company's debt investments, the $17,600,000 DeBartolo Loan and the $8,100,000 outstanding balance of the Safeguard Credit Facility, net of $1,500,000 of cash received back from Second Holding. The other partners contributed their respective shares of their capital contributions in cash. During the latter part of 2000, an additional partner was admitted to the venture, who received a share of income, as defined, pursuant to a cumulative preference on earnings in return for providing credit enhancement to certain debt issued by Second Holding.

     Effective January 1, 2002, the owners of Second Holding modified the terms of how income is allocated among the partners to remove the cumulative preference on earnings to the aforementioned partner. This one partner is entitled to 35% of net income, as defined by the agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51% of the remaining 65%.

     The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $27,803,000 and $27,868,000 at December 31, 2001 and 2000, respectively.

     Second Holding has been organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade other asset-backed securities. These other asset-backed securities that Second Holding may purchase may be secured by, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents a condensed balance sheet and operating data for Second Holding:

     (amounts in thousands)

                                                 DECEMBER 31,
                                                 ------------
    CONDENSED BALANCE SHEET DATA              2001          2000
    ----------------------------              ----          ----
Cash and cash equivalents ............    $   76,487    $   73,136
Investments ..........................       926,453       229,003
Other assets (A) .....................        19,943         4,795
Total assets .........................     1,022,883       306,934
Debt .................................       962,465       244,867
Total equity .........................        54,581        54,492


                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
     CONDENSED OPERATING DATA                 2001          2000          1999
     ------------------------                 ----          ----          ----
Interest .............................    $   30,528    $    7,383    $    3,243
Interest from Reis ...................            --           169           506
                                          ----------    ----------    ----------
Total revenue ........................        30,528         7,552         3,749
                                          ----------    ----------    ----------
Interest expense .....................        28,017         3,665            --
Fees and other .......................         2,422         1,084           812
                                          ----------    ----------    ----------
Total expenses .......................        30,439         4,749           812
                                          ----------    ----------    ----------
Net income attributable to members (B)    $       89    $    2,803    $    2,937
                                          ==========    ==========    ==========

----------
(A) Other assets includes an interest rate swap asset with a fair value of $13,531 at December 31, 2001.
(B) A partner which was admitted in the latter part of 2000 is entitled to a cumulative preference on earnings; accordingly all fiscal 2001 income is allocable to this partner.

     At December 31, 2001, Second Holding had real estate debt and other asset-backed securities investments of approximately $926,453,000 and also had approximately $25,000,000 invested in commercial paper which was included in cash and cash equivalents in the Condensed Balance Sheet Data. The investment-grade assets and commercial paper investments are variable rate based and have a weighted average annual interest rate of 2.75% at December 31, 2001.

     Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. At December 31, 2001, Second Holding had total debt of approximately $962,465,000 which is primarily comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with a fair value of $163,531,000 at December 31, 2001 and an effective annual interest rate of LIBOR + 0.90% (3.29% at December 31, 2001), (ii) approximately $745,000,000 of medium term notes with a weighted average annual interest rate of 1.91% and (iii) approximately $58,858,000 of commercial paper with a weighted average annual interest rate of 2.07%, all of which are offset by unamortized issuance costs and discounts of approximately $4,924,000. The weighted average annual interest rate on Second Holding's debt was 2.14% at December 31, 2001.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table details the allocation of investments at December 31, 2001 and 2000 for Second Holding:

                                                          DECEMBER 31,
                                                          ------------
                                                     2001              2000
                                                     ----              ----
     SECURITY FOR INVESTMENTS (A)
     ----------------------------
Real estate...............................      $ 334,601,000     $ 146,954,000
Corporate debt............................        135,686,000                --
Sovereign debt............................         73,000,000                --
Bank deposits.............................         70,000,000                --
Aircraft leases...........................         70,000,000        30,000,000
Fuel/oil receivables......................         35,000,000                --
Consumer receivables......................         33,500,000                --
Other asset-backed securities.............        174,666,000        52,049,000
                                                -------------     -------------
                                                $ 926,453,000     $ 229,003,000
                                                =============     =============
 STANDARD & POOR'S RATINGS OF INVESTMENTS
 ----------------------------------------
AAA.......................................      $ 759,241,000     $ 150,000,000
AA........................................         42,750,000        40,000,000
AA-.......................................         28,000,000                --
A.........................................         60,210,000                --
A-........................................         34,441,000                --
Other.....................................          1,811,000        39,003,000
                                                -------------     -------------
                                                $ 926,453,000     $ 229,003,000
                                                =============     =============

----------

(A) Investments may be secured by the assets, interests in such assets or their respective economic benefit.

     In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in towers 1 and 2 and buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism and such insurance is from a consortium of 22 insurers. As of December 31, 2001, the rating agencies did not change their ratings on the WTC
     Certificates. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     LIBERTY HAMPSHIRE

     In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in Liberty Hampshire, a venture which structures, establishes and provides management and services for SPFCs formed to invest in financial assets. In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan"). The balance of the Guggenheim Loan was $3,612,000 at December 31, 2001. The Company earned approximately $345,000 of interest income from the Guggenheim Loan during 2001, or 0.8% of its total non-joint venture revenues during the period.

     REIS

     The Company has direct and indirect investments in a real estate information and database company, Reis, a leading provider of real estate market information to institutional investors. At December 31, 2001 and 2000 the Company's aggregate investment in Reis, which is accounted for under the cost method, was $6,575,000, or 22% of Reis' equity on an as converted basis. A portion of the investment is held directly by the Company and the remainder is held by Reis Capital Holdings, LLC ("Reis Capital"), a company which was organized to hold this investment (the Reis Capital investment was transferred from Second Holding). The Company has an approximate 51.1% non-controlling interest in Reis Capital at December 31, 2001.

     A summary of the Company's direct and indirect investments in Reis follows:


                                                                                           REIS CAPITAL
                                                                    DIRECT AND     ------------------------------
                                                                     INDIRECT        AMOUNTS
                                                                     COMPANY        INVESTED BY          TOTAL
                                                                    OWNERSHIP      OTHER PARTNERS      INVESTMENT
                                                                    ---------      --------------      ----------
Notes purchased through Reis Capital during 1999
   converted to Series A Preferred shares in April 2000 (A)        $2,555,000        $2,445,000        $5,000,000
Notes purchased through Reis Capital during 1999
   converted to Series B Preferred shares in April 2000 (B)           766,000           734,000         1,500,000
Accrued interest on above notes converted to Series C
   Preferred shares in April 2000 (C) .....................           466,000           447,000           913,000
Series C Preferred shares purchased directly in April
   2000 (D) ...............................................         2,022,000
Series C Preferred shares purchased through Reis Capital
   in April 2000 (E) ......................................           766,000           734,000         1,500,000
                                                                   ----------        ----------        ----------
Total investment ..........................................        $6,575,000        $4,360,000        $8,913,000
                                                                   ==========        ==========        ==========

----------
     All preferred series have an 8% cumulative dividend; no dividends have been declared or paid since issuance.
(A) Issued 50,000 shares at $100 per share; convertible into common shares at $1.76 per share.
(B) Issued 15,000 shares at $100 per share; convertible into common shares at $3.00 per share.
(C) Issued 9,120 shares at $100 per share; convertible into common shares at $4.00 per share.
(D) Issued 20,220 shares at $100 per share; convertible into common shares at $4.00 per share.
(E) Issued 15,000 shares at $100 per share; convertible into common shares at $4.00 per share.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The Company's Chairman is the brother of the president of Reis. The Company's President was appointed to the board of directors of Reis during the third quarter of 2000. At the time of the April 2000 investments noted above, the management of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company who purchased an aggregate of $410,000 of Series C Preferred shares. The investments of the Company's officers and directors together with shares of common stock previously held by the Company's Chairman represent approximately 3.5% of Reis' equity, on an as converted basis. Additionally, a company controlled by the Chairman of EQR purchased Series C Preferred shares with a 4.5% converted interest for a cost of $2,000,000. The president of EQR is a director of the Company. The Chairman, President and directors whom have invested directly in Reis have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis. All of the above transactions of preferred shares took place on the same date upon the completion of a capital restructuring of Reis.

     The following is a summary of investments in Reis made during 1999 and 2000:

Company:
   Direct ..............................    $ 2,022,000
   Through Reis Capital ................      4,553,000
                                            -----------
      Total Company investment .........      6,575,000
Others:
   Partners in Reis Capital ............      4,360,000
   Officers and directors of the Company        410,000*
   Institutional companies .............      4,500,000*
   Individuals .........................        420,000*
                                            -----------
      Total 1999 and 2000 investments ..    $16,265,000
                                            ===========

----------

*    All investments are in Series C Preferred shares.

     The aggregate amounts raised have been utilized by Reis to carry out its business plan to expand the number of real estate markets covered by its services, move to an internet-based delivery system to its customers and to increase marketing of its products to expand its customer base. Since the April 2000 capital raise, it has introduced a new product line, utilizing its database information to meet underwriting and valuation requirements of real estate professionals for multi-asset transactions. Reis is currently in the process of attempting to raise up to an additional $2,000,000 from the same institutional investors holding the Series C Preferred shares including the Company. The purpose is to accelerate the introduction of its new product line, develop a new product related to its existing business and for general corporate purposes.

     Second Holding uses the services of Reis in making investment decisions. Second Holding incurred fees of $360,000 in connection with such services for each of the years ended December 31, 2001, 2000 and 1999. The Company pays one-half of such fees. For 2002, the fees will be reduced to $240,000 per year, with the Company continuing to pay one-half.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     CREAMER VITALE WELLSFORD/CLAIRBORNE INVESTORS

     In January 1998, the Company formed CVW in which it had a 49% interest and acquired the same percentage interest in a related real estate advisory and consulting firm. CVW, together with Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, established the Clairborne Investors Mortgage Investment Program ("Clairborne") to make opportunistic investments and to provide liquidity to lenders and participants in mortgage loan transactions. The parties agreed to contribute up to $150,000,000 to fund acquisitions approved by the parties, of which PREI would fund 90% and a subsidiary of the Company would fund 10%. CVW was to originate, co-invest and manage the investments of the program.

     The Company's original investment in these entities was $1,250,000 of cash and 74,000 five-year warrants to purchase the Company's common shares at $30.35 per share, valued at approximately $750,000 at that time. In September 2000, one of the two principals of CVW left CVW to pursue other employment and the venture was terminated. In July 2001, warrants issued to the CVW partners were repurchased for $80,000 and cancelled. The Company may continue to conduct business through CVW in certain circumstances.

     In November 1998, Clairborne acquired an approximate $17,000,000 participation in a $56,000,000 mortgage, which bore interest at LIBOR + 1.75% per annum and due in 3.5 years, at a significant discount to face value. The Company funded approximately $1,400,000 of the cost of this participation, which was prepaid entirely at the face amount during 1999 by the borrower.

     FORDHAM TOWER LOAN

     In October 2000, the Company and PREI organized a new venture which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). Construction is in process and delivery of initial units is projected for November 2002. As of December 31, 2001, the project was approximately 90% presold. The Company fully funded its share of the loan of $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and fees to the Company and the two former principals of CVW, based upon certain levels of returns on the project and is secured by a lien on equity interests in the property. Such additional interest has not been earned or accrued by the Company. The Company's investment in the Fordham Tower venture is accounted for on the equity method. The Company's share of income from Fordham Tower was approximately $361,000 and $85,000 for the years ended December 31, 2001 and 2000, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     OTHER INVESTMENTS

     VALUE PROPERTY TRUST

     In February 1998, the Company completed the merger with Value Property Trust ("VLP") (the "VLP Merger") for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties, which were under contract to an affiliate of Whitehall, were subsequently sold for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties with an allocated value upon purchase of approximately $38,300,000 aggregating approximately 597,000 square feet with one property located in California and the remaining six properties located in the northeastern United States. VLP had cash of $60,800,000 and other net assets of $5,900,000 at the close of the transaction. In October 1998, the Company obtained a $28,000,000 loan, which was cross-collateralized by the seven VLP properties, bore interest at LIBOR + 2.75% per annum and was scheduled to mature in October 2001.

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four other properties were sold during 2001, leaving two properties unsold at December 31, 2001. The Company recorded a gain of approximately $4,943,000 on the December 2000 transaction which was offset by a provision for impairment of $4,725,000, also recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. The Company repaid in full the $28,000,000 loan in December 2000 and expensed all of the remaining unamortized deferred loan costs associated with the financing. The net book value of the two unsold properties was approximately $5,560,000 at December 31, 2001, net of the remaining impairment reserve of $2,175,000. The Company determined that no additional impairment provision was required at December 31, 2001.

     PROPERTY DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ---------------------------------------------------------------

     PALOMINO PARK

     At present, the Company's Wellsford Development activities consist solely of an interest in a five phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. At December 31, 2001, the Company had an 85.85% interest as the managing owner in this project and an affiliate of EQR had the remaining 14.15% interest. Effective October 1, 2000, EQR elected not to make a capital contribution attributable to the last three phases of Palomino Park and its ownership interest was reduced from 20.00% to 14.15%. In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). In June 2000, the Company obtained a five-year AAA rated letter of credit from
     Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. An affiliate of EQR has guaranteed Commerzbank AG's letter of credit.

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

     In October 2000, Phase III, the 264 unit phase known as Silver Mesa was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company has prepared certain units to be sold and will continue to rent certain of the remaining unsold units during the sellout period until the available for sale inventory has been significantly reduced and additional units need to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. The allocable cost associated with the units being rented and the units available for sale was approximately $21,438,000 and $5,401,000 at December 31, 2001 and $22,129,000 and
     $21,850,000 at December 31, 2000, respectively. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum (4.14% at December 31, 2001), is collateralized by the unsold units, matures in December 2003 and provides for one six-month extension at the Company's option. Generally 90% of net sales proceeds per unit is applied to principal repayments until the loan is paid in full. The balance of the Silver Mesa Conversion Loan was $13,352,000 and $32,000,000 at December 31, 2001 and 2000, respectively.

     In February 2001, the Company commenced sales of units at Silver Mesa. The Company sold 105 units through December 31, 2001 for gross proceeds of approximately $21,932,000, approximately $18,648,000 of which was used to pay down principal on the Silver Mesa Conversion Loan.

     At December 31, 2001, there were 23 units in available for sale inventory. The Company anticipates releasing 28 units from the rental pool to increase the available for sale inventory during the first quarter of 2002.

     In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,400,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period. Accordingly, the Company acquired the improvements and assumed the related construction loan, which had a balance of $36,747,000 at December 31, 2001, bears interest at LIBOR + 1.75% per annum (3.76% at December 31, 2001), matures in January 2003 and is extendable for six months for a fee of 0.375%. Additional interest of $861,000 can be accrued into the principal balance of the loan, after which time, payments of interest only are required until maturity (it is anticipated that the Company will commence interest payments during the third quarter of 2002). Green River is in the lease-up phase and was 52% occupied at December 31, 2001.

     On December 31, 2001, Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,400,000. The Company has not determined if it will construct this phase or sell the improved land.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the historical cost and fair value of the Company's financial instruments at December 31, 2001 and 2000:


     (AMOUNTS IN THOUSANDS)

                                   HISTORICAL COST AT DECEMBER 31,        FAIR VALUE AT DECEMBER 31,
                                   -------------------------------        --------------------------
      NOTES RECEIVABLE (A)             2001            2000                2001                2000
      --------------------             ----            ----                ----                ----
Fixed rate:
   277 Park Loan ...............    $ 25,000        $ 25,000            $ 25,900 (C)        $ 25,900 (C)
   Guggenheim ..................       3,612           4,128               3,692 (C)           4,128 (D)
   Other .......................       1,200             700               1,200 (E)             700 (D)
                                    --------        --------            --------            --------
Total fixed rate notes .........      29,812          29,828              30,792              30,728
                                    --------        --------            --------            --------
Floating rate:
   Patriot Loan ................       4,973           5,000               4,973 (F)           5,000 (F)
   Safeguard Loan ..............          --           2,900                  --               2,900 (F)
   Other .......................          --              96                  --                  96 (F)
                                    --------        --------            --------            --------
Total floating rate notes ......       4,973           7,996               4,973               7,996
                                    --------        --------            --------            --------
Total notes receivable .........    $ 34,785        $ 37,824            $ 35,765            $ 38,724
                                    ========        ========            ========            ========
          DEBT (B)
          --------
Floating rate:
   Wellsford Finance Facility ..    $     --        $ 12,000            $     --            $ 12,000 (G)
   Palomino Park Bonds .........      12,680          12,680              12,680 (G)          12,680 (G)
   Silver Mesa Conversion Loan .      13,352          32,000              13,352 (G)          32,000 (G)
   Green River Construction Loan      36,748              --              36,748 (G)              --
                                    --------        --------            --------            --------
Total floating rate debt .......      62,780          56,680              62,780              56,680
                                    --------        --------            --------            --------
Fixed rate:
   Blue Ridge Mortgage .........      32,916          33,354              33,648 (H)          33,164 (H)
   Red Canyon Mortgage .........      26,035          26,370              26,143 (H)          25,801 (H)
                                    --------        --------            --------            --------
Total fixed rate debt ..........      58,951          59,724              59,791              58,965
                                    --------        --------            --------            --------
Total debt .....................    $121,731        $116,404            $122,571            $115,645
                                    ========        ========            ========            ========


---------

(A)  For more information regarding the Company's note receivables, see Footnote
     5.
(B)  For more information regarding the Company's debt, see Footnote 6.
(C) The fair value of the Company's fixed rate investments was determined by reference to various market data.
(D) The fair value is considered to be its carrying amount as this is a recently executed transaction reflective of current market conditions.
(E) This $1,200 loan was paid in full on January 18, 2002. The Company considers the fair value of this repaid loan at its face value.
(F) The fair value of the Company's floating rate investments is considered to be their carrying amounts.
(G) The fair value of the Company's floating rate debt is considered to be their carrying amounts.
(H) The fair value of the Company's fixed rate debt was determined by reference to various market data.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

14.  SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)

     Summarized consolidated quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:


                                                                                 FOR THE THREE MONTHS ENDED
                                                          ---------------------------------------------------------------------
                     2001                                   MARCH 31            JUNE 30         SEPTEMBER 30        DECEMBER 31
----------------------------------------------------        --------            -------         ------------        -----------
Revenues ...........................................      $ 11,900,234       $ 13,131,882       $  8,606,792       $  7,854,091
Costs and expenses* ................................        11,276,217         13,468,374          9,057,870         12,618,219
Income (loss) from joint ventures ..................         1,946,058            758,816           (763,377)         2,622,909
Minority interest ..................................           (91,639)           (93,662)           (44,570)           (52,655)
                                                          ------------       ------------       ------------       ------------
Income (loss) before taxes and accrued distributions
   and amortization of costs on Convertible
   Trust Preferred Securities ......................         2,478,436            328,662         (1,259,025)        (2,193,874)
Income tax expense (benefit) .......................           465,000           (193,000)           122,000            305,000
Accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities, net of
   income tax benefit ..............................           349,954            342,953            346,954            339,954
                                                          ------------       ------------       ------------       ------------
Net income (loss) ..................................      $  1,663,482       $    178,709       $ (1,727,979)      $ (2,838,828)
                                                          ============       ============       ============       ============
Net income (loss) per common share, basic** ........      $       0.20       $       0.02       $      (0.27)      $      (0.45)
                                                          ============       ============       ============       ============
Net income (loss) per common share, diluted** ......      $       0.20       $       0.02       $      (0.27)      $      (0.45)
                                                          ============       ============       ============       ============
Weighted average number of common shares
   outstanding, basic ..............................         8,351,623          7,864,302          6,333,094          6,334,927
                                                          ============       ============       ============       ============
Weighted average number of common shares
   outstanding, diluted ............................         8,356,001          7,873,327          6,333,094          6,334,927
                                                          ============       ============       ============       ============


                                                                                 FOR THE THREE MONTHS ENDED
                                                          ---------------------------------------------------------------------
                     2000                                   MARCH 31            JUNE 30         SEPTEMBER 30        DECEMBER 31
----------------------------------------------------        --------            -------         ------------        -----------
Revenues ...........................................      $  6,092,239       $  6,103,532       $  6,534,460       $  6,893,558
Expenses ...........................................         6,346,998          5,838,444          6,746,142          7,249,087
Income (loss) from joint ventures ..................         1,260,909            804,764          1,551,955           (370,870)
Gain on sale of assets, net of impairment provision                 --                 --                 --          6,134,851
Minority interest ..................................            (9,668)               571             (8,338)           (48,786)
                                                          ------------       ------------       ------------       ------------
Income before taxes and accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities ............................           996,482          1,070,423          1,331,935          5,359,666
Income tax expense .................................            18,000            372,000            283,000            757,000
Accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities, net of
   income tax benefit ..............................                --            211,000            352,507            296,954
                                                          ------------       ------------       ------------       ------------
Net income .........................................      $    978,482       $    487,423       $    696,428       $  4,305,712
                                                          ============       ============       ============       ============
Net income per common share, basic** ...............      $       0.11       $       0.06       $       0.08       $       0.52
                                                          ============       ============       ============       ============
Net income per common share, diluted** .............      $       0.11       $       0.06       $       0.08       $       0.52
                                                          ============       ============       ============       ============
Weighted average number of common shares
   outstanding, basic ..............................         9,101,393          8,321,888          8,296,507          8,315,172
                                                          ============       ============       ============       ============
Weighted average number of common shares
   outstanding, diluted ............................         9,107,082          8,326,980          8,313,555          8,325,747
                                                          ============       ============       ============       ============

----------

* Costs and expenses for the three months ended December 31, 2001 includes a restructuring charge of $3,527,000 in connection with arrangements with the Company's President for his early retirement.
** Aggregate quarterly earnings per share amounts may not equal annual amounts presented elsewhere in these consolidated financial statements due to rounding differences.


               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

   YEARS ENDED DECEMBER 31, 2001 AND 2000 WITH REPORT OF INDEPENDENT AUDITORS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------

Report of Independent Auditors.............................................F-50

Consolidated Balance Sheets................................................F-51

Consolidated Statements of Income..........................................F-52

Consolidated Statements of Changes in Members' Equity......................F-53

Consolidated Statements of Cash Flows......................................F-54

Notes to Consolidated Financial Statements.................................F-56

                         REPORT OF INDEPENDENT AUDITORS

To the Members of
Wellsford/Whitehall Group, L.L.C. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Group, L.L.C. (formerly Wellsford/Whitehall Properties II, L.L.C.) and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in members' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Group, L.L.C. and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
February 15, 2002

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                                ------------------------
                                                                2001                2000
                                                                ----                ----
ASSETS
Real estate assets, at cost:
   Land...............................................    $  67,403,646        $  66,547,270
   Buildings and improvements.........................      483,071,868          450,575,368
                                                          -------------        -------------
                                                            550,475,514          517,122,638
      Less accumulated depreciation...................      (44,550,895)         (30,498,428)
                                                          -------------        -------------
                                                            505,924,619          486,624,210
   Construction in progress...........................        5,723,067          102,530,148
                                                          -------------        -------------
                                                            511,647,686          589,154,358
Real estate held for transfer to New Venture, net.....               --            7,835,884
Cash and cash equivalents.............................       32,723,263            6,160,768
Restricted cash.......................................        9,845,420            8,980,244
Deferred costs, less accumulated amortization.........        8,265,860            2,250,769
Receivables, prepaids and other assets, net...........        9,628,307            7,753,659
                                                          -------------        -------------
Total assets..........................................    $ 572,110,536        $ 622,135,682
                                                          =============        =============
LIABILITIES AND MEMBERS' EQUITY
Liabilities:
   Mortgages payable..................................    $ 111,948,662        $ 136,490,353
   Secured senior credit facility ....................               --          181,728,228
   Secured mezzanine credit facility .................               --           62,521,799
   Portfolio loan.....................................      258,060,434                   --
   Accrued expenses and other liabilities.............       11,814,405           16,915,187
   Distributions payable..............................        4,221,364            2,515,281
   Ground lease obligation............................        1,124,981            1,120,213
   Security deposits..................................        1,651,181            1,477,629
                                                          -------------        -------------
Total liabilities.....................................      388,821,027          402,768,690
                                                          -------------        -------------
Commitments and contingencies
Members' equity:
   Membership units, $.01 par value per unit..........          192,662              143,035
   Paid in capital....................................      275,752,333          201,667,531
   Other comprehensive loss...........................         (525,560)                  --
   Series A convertible preferred membership units....               --           18,322,550
   Excess of distribution over earnings...............      (92,129,926)            (766,124)
                                                          -------------        -------------
Total members' equity.................................      183,289,509          219,366,992
                                                          -------------        -------------
Total liabilities and members' equity.................    $ 572,110,536        $ 622,135,682
                                                          =============        =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                           2001             2000             1999
                                                           ----             ----             ----
Revenues:
   Rental income .................................    $ 78,458,718     $ 77,087,349     $ 73,355,970
   Interest and other income .....................       5,051,328        5,363,354        1,319,987
                                                      ------------     ------------     ------------
          Total revenues .........................      83,510,046       82,450,703       74,675,957
                                                      ------------     ------------     ------------
Expenses:
   Property operations and maintenance ...........      20,067,281       18,993,827       18,141,650
   Real estate taxes .............................       8,744,809        8,282,532        7,891,159
   Depreciation and amortization .................      17,323,039       13,215,194       11,701,917
   Property and asset management .................       1,515,727        1,497,279        1,398,399
   Interest ......................................      26,558,656       25,993,982       25,586,242
   General and administrative ....................       7,345,226        9,598,690        8,142,147
                                                      ------------     ------------     ------------
          Total expenses .........................      81,554,738       77,581,504       72,861,514
                                                      ------------     ------------     ------------
Income available before gains on dispositions and
   preferred distributions .......................       1,955,308        4,869,199        1,814,443
Gains on dispositions, net of losses on impairment      10,790,576          238,829       15,642,149
Income available for members before preferred
   distributions .................................      12,745,884        5,108,028       17,456,592
Preferred distributions ..........................        (757,541)      (1,099,353)      (1,140,000)
                                                      ------------     ------------     ------------
Net income available for members .................    $ 11,988,343     $  4,008,675     $ 16,316,592
                                                      ============     ============     ============
Net income per membership unit, basic ............    $       0.77     $       0.30     $       1.42
                                                      ============     ============     ============
Net income per membership unit, diluted ..........    $       0.77     $       0.30     $       1.39
                                                      ============     ============     ============
Weighted average number of membership units
   outstanding, basic ............................      15,527,652       13,457,410       11,526,864
                                                      ============     ============     ============
Weighted average number of membership units
   outstanding, diluted ..........................      16,200,451       14,439,499       12,545,264
                                                      ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                                   SERIES A
                                                                                  CONVERTIBLE
                                     MEMBERSHIP UNITS                              PREFERRED
                                  ----------------------           PAID-IN         MEMBERSHIP
                                  UNITS           AMOUNT           CAPITAL           UNITS
                                  -----           ------           -------           -----
December 31, 1998 ......        9,940,325     $      99,403     $ 130,032,663     $  19,000,000
Additional equity
   contributions, net ..        3,270,756            32,708        51,808,785                --
Net income .............               --                --                --         1,140,000
Distributions ..........               --                --                --        (1,140,000)
                               ----------     -------------     -------------     -------------
December 31, 1999 ......       13,211,081           132,111       181,841,448        19,000,000
Additional equity
   contributions, net ..        1,109,108            11,091        19,898,466                --
Redemption of equity ...          (16,717)             (167)          (72,383)         (677,450)
Net income .............               --                --                --         1,099,353
Distributions ..........               --                --                --        (1,099,353)
                               ----------     -------------     -------------     -------------
December 31, 2000 ......       14,303,472           143,035       201,667,531        18,322,550
Additional equity
   contributions, net ..        3,980,435            39,804        55,772,075                --
Conversion of equity ...          982,286             9,823        18,312,727       (18,322,550)
Net income .............               --                --                --           757,541
Other comprehensive loss               --                --                --                --
Distributions ..........               --                --                --          (757,541)
                               ----------     -------------     -------------     -------------
December 31, 2001 ......       19,266,193     $     192,662     $ 275,752,333                --
                               ==========     =============     =============     =============




                                  EXCESS OF
                                 DISTRIBUTIONS        OTHER              TOTAL
                                     OVER          COMPREHENSIVE        MEMBERS'
                                   EARNINGS            LOSS              EQUITY
                                   --------            ----              ------
December 31, 1998 ......         $   2,733,768     $          --     $ 151,865,834
Additional equity
   contributions, net ..                    --                --        51,841,493
Net income .............            16,316,592                --        17,456,592
Distributions ..........           (19,284,324)               --       (20,424,324)
                                 -------------     -------------     -------------
December 31, 1999 ......              (233,964)               --       200,739,595
Additional equity
   contributions, net ..                    --                --        19,909,557
Redemption of equity ...                    --                --          (750,000)
Net income .............             4,008,675                --         5,108,028
Distributions ..........            (4,540,835)               --        (5,640,188)
                                 -------------     -------------     -------------
December 31, 2000 ......              (766,124)               --       219,366,992
Additional equity
   contributions, net ..                    --                --        55,811,879
Conversion of equity ...                    --                --                --
Net income .............            11,988,343                --        12,745,884
Other comprehensive loss                    --          (525,560)         (525,560)
Distributions ..........          (103,352,145)               --      (104,109,686)
                                 -------------     -------------     -------------
December 31, 2001 ......         $ (92,129,926)    $    (525,560)    $ 183,289,509
                                 =============     =============     =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                         2001              2000              1999
                                                                         ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Income available for members before preferred
   distributions ..............................................    $  12,745,884     $   5,108,028     $  17,456,592
Adjustments to reconcile net income available for members
  to net cash (used in) provided by operating activities:
   Gains on dispositions of real estate assets ................      (27,335,636)         (238,829)      (15,642,149)
   Depreciation and amortization ..............................       17,323,039        13,215,194        11,701,917
   Loss on impairment of assets ...............................       16,545,060                --                --
   Amortization of deferred financing costs ...................        3,186,126         1,943,783         2,826,429
   Deferred rental revenue ....................................         (697,047)       (1,321,837)       (1,217,697)
   (Increase) decrease in assets:
      Receivables, prepaids and other assets ..................       (4,010,596)         (691,787)           40,372
   (Decrease) increase in liabilities:
      Accrued expenses and other liabilities ..................       (4,146,577)        2,873,333           777,086
      Security deposits .......................................          173,552           304,547           421,848
                                                                   -------------     -------------     -------------
   Net cash provided by operating activities ..................       13,783,805        21,192,432        16,364,398
                                                                   -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate assets ............................      (21,032,951)               --       (74,232,052)
Acquisitions of and improvements to real estate assets held
   for transfer to New Venture ................................               --       (15,145,322)               --
Cash received for transfer of real estate assets to New
   Venture ....................................................        5,277,002        11,250,000                --
Cash transferred with assets transferred to New Venture .......         (306,791)               --                --
Prepaid acquisition costs refunded (paid) .....................          479,419          (608,832)               --
Disposal of real estate assets, net of selling expenses .......      139,305,312         4,562,255        71,957,877
Improvements to real estate assets ............................      (47,066,583)      (56,325,217)      (39,730,980)
                                                                   -------------     -------------     -------------
   Net cash provided by (used in) investing activities ........       76,655,408       (56,267,116)      (42,005,155)
                                                                   -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage loans ..................................       16,919,774        22,371,095        35,645,000
Proceeds from secured senior credit facility ..................               --         6,099,963         5,913,930
Proceeds from secured mezzanine credit facility ...............               --         1,524,991         1,478,482
Proceeds from Portfolio loan ..................................      272,912,000                --                --
Repayment of mortgage loans ...................................      (37,423,221)         (711,591)         (623,205)
Repayment of secured senior credit facility ...................     (181,728,228)       (1,632,730)      (35,942,780)
Repayment of secured mezzanine credit facility ................      (62,521,799)         (403,462)       (8,985,695)
Repayment of Portfolio loan ...................................      (14,851,566)               --                --
Increase in restricted cash ...................................         (865,176)       (3,484,944)       (3,321,274)
Deferred financing costs ......................................       (9,726,778)       (1,431,948)         (183,242)
Preferred distributions .......................................         (757,541)       (1,113,093)       (1,140,000)
Member distributions ..........................................     (101,646,062)       (7,610,848)      (16,984,104)
Equity contributions, net .....................................       55,811,879        19,909,557        51,841,493
Redemption of equity ..........................................               --          (750,000)               --
                                                                   -------------     -------------     -------------
Net cash (used in) provided by financing activities ...........      (63,876,718)       32,766,990        27,698,605
                                                                   -------------     -------------     -------------
Net increase (decrease) increase in cash and cash equivalents .       26,562,495        (2,307,694)        2,057,848
Cash and cash equivalents, beginning of period ................        6,160,768         8,468,462         6,410,614
                                                                   -------------     -------------     -------------
Cash and cash equivalents, end of period ......................    $  32,723,263     $   6,160,768     $   8,468,462
                                                                   =============     =============     =============



               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                         2001              2000              1999
                                                                         ----              ----              ----
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest.........................................    $  28,276,227     $  34,362,662     $  28,615,307
                                                                   =============     =============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
Seller financing - 2nd Mortgage - One Mall.....................                                        $   2,750,000
Assumption of Mortgage IDS Loan - One Mall.....................                                            5,015,719
Capitalized Lease Obligation - Airport Park....................                                            1,108,099
                                                                                                       -------------
                                                                                                       $   8,873,818
                                                                                                       =============
Seller financing - real estate held for transfer to New
      Venture..................................................                      $   4,000,000
                                                                                     =============
Conversion of Series A convertible preferred membership
   units.......................................................    $  18,322,550
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

     On December 21, 2000, the Company's Members agreed to a number of modifications to the existing operating agreement, and WRP and the Whitehall Members entered into several other agreements. Among other items, WRP and the Whitehall Members agreed to extend their capital commitments to the Company for one year to December 31, 2001 and to provide an aggregate of $10 million of additional financing or preferred equity to the Company through December 2003, if required. All employees working on Company business were transferred from WRP to WP Commercial, L.L.C. ("WP"), the new management company, which is owned by affiliates of the Whitehall Members and senior management of WP. Effective January 1, 2001, WP replaced WCPT as the Manager of the Company on a day-to-day basis; certain major and operational decisions require the consent of the Members. At the same time, WHWEL transferred part of its interests in the Company to WP. WP also provides management, construction, development and leasing services to the Company as well as to third parties, including tenants of the Company, based upon an agreed upon fee schedule and also provides such services to a new venture organized by certain of the Whitehall Members ("New Venture").

     The Company no longer pays a $600,000 annual administrative fee to WRP after December 31, 2000. However, the Whitehall Members have agreed to separately pay WRP fees for assets sold by the Company equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain hurdles being reached) for each purchase of real estate made by the New Venture until such purchases aggregate $400 million. The Whitehall Members also returned to WRP approximately 2.1 million warrants to purchase common shares of WRP.

     Under the terms of the agreements, it is expected that the Company will not purchase any new real estate assets, except in limited cases, to replace certain assets being sold or assets that compliment presently owned real estate assets. The Members have agreed to an orderly disposal of the Company's assets over time and WCPT and the Whitehall Members agreed to a buy/sell agreement effective after December 31, 2003 with respect to any remaining assets. In connection with the agreements, the Company transferred to the New Venture three previously acquired assets at costs plus interest. These assets were held solely for the benefit of the New Venture and were acquired for a total of $15.2 million, net of $4 million seller financing on one asset. The assets are shown, net of aggregate deposits of $11.3 million received by the Company in December 2000, on the accompanying Consolidated Balance Sheets as real estate held for transfer to New Venture. The transfer occurred on January 4, 2001 at an aggregate amount of $16.5 million.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     ORGANIZATION AND BUSINESS (CONTINUED)

     On May 15, 1998, thirteen office buildings located in suburban Boston with an aggregate value of approximately $148.7 million were contributed to Properties for a combination of cash, Series A convertible preferred membership units and membership units (the "Saracen Transaction"). In connection with this transaction, several shareholders of the Saracen Companies (the "Saracen Members") were issued both Series A convertible preferred membership units and membership units and Properties assumed a mortgage loan on six of the properties aggregating approximately $68.3 million. On September 7, 2001, all of the holders of the Series A Convertible preferred membership units exercised their conversion rights and were issued membership units.

     The Company will terminate on December 31, 2045, unless sooner by the written consent of WHWEL, WXI/WWG Realty, L.L.C., W/W Group Holdings, L.L.C., WP and WCPT or by the triggering of the aforementioned buy/sell agreement.

     At December 31, 2001, the Company owned 27 office properties, totaling approximately 3,840,000 square feet, six drugstores totaling approximately 64,800 square feet, and approximately 34 acres of land under development. The office properties are located in Northern New Jersey (13), Downtown and Suburban Boston (10) and Suburban Baltimore and Washington, DC (4). The drugstores are located in the Middle Atlantic (3) and Southern (3) regions of the United States.

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

     REAL ESTATE AND DEPRECIATION. Real estate assets are stated at cost. Costs directly related to the acquisition and improvement of real estate are capitalized, including the purchase price, legal fees, acquisition costs, interest, property taxes and other operational costs during the period of development and until the lease up of the acquired development properties. Ordinary repairs and maintenance items are expensed as incurred. Replacements and betterments are capitalized and depreciated over their estimated useful lives. Tenant improvements and leasing commissions are capitalized and amortized over the terms of the related leases. Depreciation is computed over the expected useful lives of the depreciable property on a straight-line basis, principally 40 years for commercial properties and 5 to 12 years for furnishings and equipment. Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Write downs as a result of impairments have been shown as an adjustment to gains on dispositions in the accompanying consolidated financial statements.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents and long-term debt. The Company believes that the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. In addition, the Company believes that the carrying values of its portfolio loan and certain mortgages approximate fair values because such debt consists of variable rate debt that reprices frequently. The Company believe that the fair values of the remainder of the mortgage loans is in excess of their carrying values, based upon various market data analysis.

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

     PER UNIT DATA. Net income per membership unit is computed based upon the weighted average number of membership units outstanding during the period. The assumed conversion of the Series A convertible preferred membership units is dilutive in 1999, and anti-dilutive in 2001 and 2000.

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

     DERIVATIVE AND HEDGING ACTIVITIES. In June 1998, SFAS No. 133--Accounting for Derivative Instruments and Hedging Activities was issued. In June 1999, SFAS No. 137--Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133) was issued. SFAS No. 137 extended the required date of adoption of SFAS No. 133 to the fiscal year beginning June 15, 2000. The Company has adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair market value. The Company's derivative investments are primarily interest rate protection agreements which limit the base rate of variable rate debt. The ineffective portion of a derivative's change in fair market value is immediately recognized in earnings, if applicable. The effective portion of the fair market value difference of the derivative is reflected separately in shareholders' equity as other comprehensive loss.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In October 2001, SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test and establishes more restrictive criteria to classify an asset as held for sale. The Company will adopt SFAS No. 144 on January 1, 2002. The Company has determined that the adoption of the new statement will not have a material effect on the financial position or results of operations of the Company.

     RECLASSIFICATIONS. Certain reclassifications have been made to the prior period presentation to conform with the current year.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   COMMERCIAL PROPERTIES

     The Company owns the following properties at December 31, 2001 and 2000:


     Properties Collateralizing Portfolio Loan at December 31, 2001*
     ---------------------------------------------------------------

     (amounts in thousands, except square foot amounts)


                                                                                  YEAR CONSTRUCTED/      GROSS INVESTMENT
                                                        SQUARE FEET (UNAUDITED)   -----------------      ----------------
                                                        -----------------------     REHABILITATED            (000s)
         PROPERTY                 LOCATION                2001         2000          (UNAUDITED)        2001         2000
         --------                 --------                ----         ----          -----------        ----         ----
1800 Valley Road ..........    Wayne, NJ                     --       56,000            1980         $      --    $   5,520
Greenbrook Corporate Center    Fairfield, NJ            201,000      201,000            1987            25,712       25,370
Chatham Executive Center ..    Chatham, NJ                   --       63,000         1972/1997              --       10,898
300 Atrium Drive ..........    Somerset, NJ             147,000      150,000            1983            19,551       19,214
400 Atrium Drive ..........    Somerset, NJ             355,000      355,000            1985            36,136       35,395
500 Atrium Drive ..........    Somerset, NJ             169,000      169,000            1984            21,108       21,144
700 Atrium Drive ..........    Somerset, NJ             181,000      181,000            1985            18,735       18,167
Mountain Heights Center I .    Berkeley Hts, NJ         183,000      183,000       1968/1986/1998       26,226       25,700
Mountain Heights Center II     Berkeley Hts, NJ         123,000      123,000       1968/1986/2000       21,815       21,775
Garden State Exhibit Center    Somerset, NJ              82,000       82,000          1968/1989          6,134        6,159
60/74 Turner Street .......    Waltham, MA               16,000       16,000             1970            2,154        2,154
117 Kendrick Street .......    Needham, MA              210,000      210,000          1963/2000         35,789       30,511
180/188 Mt Airy Road ......    Basking Ridge, NJ        104,000      104,000            1980            16,378       16,101
377/379 Campus Drive ......    Franklin Twp, NJ         199,000      199,000            1984            23,309       23,309
105 Challenger Road .......    Ridgefield Park, NJ      147,000      147,000            1992            21,269       21,231
79 Milk Street ............    Boston, MA                65,000       64,000       1920/1998/2000       14,284       13,224
24 Federal Street .........    Boston, MA                74,000       68,000       1921/1997/2000       21,069       19,806
401 North Washington ......    Rockville, MD            248,000      236,000         1972/2001          35,258       23,479
                                                      ---------    ---------                         ---------    ---------
                                                      2,504,000    2,607,000                           344,927      339,157
                                                      ---------    ---------                         ---------    ---------

     Properties Collateralizing the Nomura Loan at December 31, 2001*
     ----------------------------------------------------------------

     (amounts in thousands, except square foot amounts)

                                                                                  YEAR CONSTRUCTED/      GROSS INVESTMENT
                                                        SQUARE FEET (UNAUDITED)   -----------------      ----------------
                                                        -----------------------     REHABILITATED            (000s)
         PROPERTY                 LOCATION                2001         2000          (UNAUDITED)        2001         2000
         --------                 --------                ----         ----          -----------        ----         ----
333 Elm Street.............    Dedham, MA                48,000       48,000            1983             5,974        5,958
Dedham Place...............    Dedham, MA               160,000      160,000            1987            28,302       27,328
128 Technology Center......    Waltham, MA              218,000      218,000            1986            37,302       36,250
201 University Avenue......    Westwood, MA              82,000       82,000            1982            10,363       10,363
7/57 Wells Avenue..........    Newton, MA                88,000       88,000            1982            12,651       12,407
75/85/95 Wells Avenue......    Newton, MA               242,000      242,000         1976/1986          41,663       41,559
                                                      ---------    ---------                         ---------    ---------
                                                        838,000      838,000                           136,255      133,865
                                                      ---------    ---------                         ---------    ---------



               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMERCIAL PROPERTIES (CONTINUED)

     Properties Collateralizing Other Mortgages or Unencumbered at December 31, 2001
     -------------------------------------------------------------------------------

                                                                                  YEAR CONSTRUCTED/      GROSS INVESTMENT
                                                        SQUARE FEET (UNAUDITED)   -----------------      ----------------
                                                        -----------------------     REHABILITATED            (000s)
         PROPERTY                 LOCATION                2001         2000          (UNAUDITED)        2001         2000
         --------                 --------                ----         ----          -----------        ----         ----
Pointview Corporate Center.    Wayne, NJ                     --      564,000         1976/1998       $      --    $  45,551
Morris Technology Center...    Parsippany, NJ                --      257,000       1963/1977/2000           --       32,170
600 Atrium Drive (land)**..    Somerset, NJ                 N/A          N/A            N/A              2,695        2,651
150 Wells Avenue...........    Newton, MA                    --       11,000            1987                --        1,292
72 River Park..............    Needham, MA                   --       22,000            1983                --        2,638
70 Wells Avenue............    Newton, MA                    --       29,000            1979                --        3,930
160 Wells Avenue...........    Newton, MA                    --       19,000         1970/1997              --        3,416
2331 Congress Street.......    Portland, ME                  --       24,000            1980                --        2,158
100 Wells Avenue...........    Newton, MA                    --       21,000            1978                --        2,556
Shattuck Office Center.....    Andover, MA                   --       63,000            1985                --        7,833
150 Mount Bethel Road......    Warren, NJ               129,000      129,000            1981             9,059        8,056
McDonough Crossroads.......    Owings Mills, MD          32,000       32,000            1988             3,842        3,840
Airport Park...............    Hanover Twp, NJ           96,000       96,000            1979            13,637       12,503
Airport Park-Land**........    Hanover Twp, NJ              N/A          N/A            N/A              3,028        2,354
One Mall North.............    Columbia, MD              97,000       97,000         1978/1998          12,823       11,504
Oakland Ridge..............    Columbia, MD             144,000      144,000            1972             8,879        4,179
CVS........................    Essex, MD                 10,125          N/A            2000             4,776           --
CVS........................    Pennsauken, NJ            12,150          N/A            2001             3,925           --
CVS........................    Runnemede, NJ             12,150          N/A            2001             4,134           --
CVS........................    Wetumpka, AL              10,125          N/A            2000             2,681           --
CVS........................    Richmond, VA              10,125          N/A            2001             3,194           --
CVS........................    Decatur, GA               10,125          N/A            2001             2,344           --
                                                      ---------    ---------                         ---------    ---------
                                                        562,800    1,508,000                            75,017      146,631
                                                      ---------    ---------                         ---------    ---------
Total Commercial Properties                           3,904,800    4,953,000                         $ 556,199    $ 619,653
                                                      =========    =========                         =========    =========

----------


*The properties encumbered by the Nomura Loan will also be encumbered by the Portfolio Loan once certain operating results are achieved and initial proceeds are drawn from the Portfolio Loan related to these properties.

**Unencumbered.


     No individual tenant aggregated greater than 8% of rental revenue in 2001. In 2000, one telecommunications tenant aggregated 11% of rental revenue. This tenant's lease was terminated during 2001 and the Company received approximately $3,700,000 in lease termination fees.

     The Company capitalizes interest related to buildings under renovation to the extent such assets qualify for capitalization. Total interest incurred and capitalized was $27,089,010 and $3,716,480, $33,004,102 and $8,953,903,
     $28,627,209 and $5,867,396 respectively, for the years ended December 31, 2001, 2000 and 1999, respectively.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMERCIAL PROPERTIES (CONTINUED)

     The Company sold the following buildings and properties:


                                                                         YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                   2001            2000            1999
                                                                   ----            ----            ----
Number of buildings (including a small land parcel in 1999)         11               1               4
                                                               ============    ============    ============
Net sales proceeds (approximate) ..........................    $139,305,000    $  4,562,000    $ 71,958,000
                                                               ============    ============    ============
Gains on sales ............................................    $ 27,335,636    $    238,829    $ 15,642,149
                                                               ============    ============    ============



     The Company recorded a $16,545,060 impairment provision during the year on three assets; the Pointview Corporate Center, 2331 Congress St. and McDonough Crossroads. The Pointview Corporate Center property and 2331 Congress St. were sold in September 2001 and May 2001, respectively.

4.   LEASES

     Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts.

     Non-cancelable operating leases with tenants expire on various dates through 2024. The future minimum lease payments to be received under leases existing as of December 31, 2001, are as follows:


     (amounts in thousands)


                                                           PROPERTIES COLLATERALIZING
                                                           --------------------------
                                                      PORTFOLIO      NOMURA
FOR THE YEARS ENDED DECEMBER 31,        TOTAL           LOAN          LOAN           OTHER
--------------------------------        -----           ----          ----           -----
2002............................      $  62,262      $  44,383      $ 11,012       $  6,867
2003............................         59,893         43,037         9,726          7,130
2004............................         47,321         31,040         9,332          6,949
2005............................         40,002         26,255         6,904          6,843
2006............................         30,253         20,102         4,453          5,698
Thereafter......................         83,930         35,621         7,572         40,737
                                      ---------      ---------      --------       --------
Total...........................      $ 323,661      $ 200,438      $ 48,999       $ 74,224
                                      =========      =========      ========       ========


     The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses which amounted to approximately $7,295,000, $7,895,000 and $6,543,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts have been included in rental income in the accompanying consolidated statements of income.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5.   GROUND LEASES

     The leasehold  interests in two buildings  totaling 291,000 square feet and
     15.22 acres of developable land are subject to ground leases. At December 31, 2001, aggregate future minimum rental payments under the leases which expire in October 2066, April 2077 and January 2084, are as follows:

     (amounts in thousands)

    FOR THE YEARS ENDED DECEMBER 31,   AMOUNT
    --------------------------------   ------
     2002........................     $   216
     2003........................         218
     2004........................         231
     2005........................         233
     2006........................         234
     Thereafter..................      27,859
                                      -------
     Total.......................     $28,991
                                      =======

6.   LONG TERM DEBT

     The Company's long-term debt consisted of the following:


     (amounts in thousands)

                                                                     DECEMBER 31,
                                                                     ------------
               DEBT                       MATURITY DATE           2001        2000
               ----                       -------------           ----        ----
Portfolio Loan ..................           June 2004           $258,060    $     --
Secured Senior Credit Facility ..         December 2001               --     181,728
Secured Mezzanine Credit Facility         December 2001               --      62,522
Nomura Loan .....................         February 2027           66,189      66,863
Other Mortgage Loans ............    May 2002 - January 2024      45,760      69,627
                                                                --------    --------
                                                                $370,009    $380,740
                                                                ========    ========

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

     In July 1998, the Company modified its then existing $375 million loan facility with Fleet National Bank and Goldman Sachs Mortgage (the "Prior Bank Facility") to provide for a secured senior credit facility ("Secured Senior Credit Facility") of up to $300 million and a secured mezzanine credit facility ("Secured Mezzanine Credit Facility") of up to $75 million (collectively, the "Bank Facility"). The loans bore interest at LIBOR + 1.65% and LIBOR + 3.20%, respectively, and were due on December 15, 2001 after a one year extension granted under the terms of the existing agreements, in December 2000. The proceeds from the Bank Facility were used to repay amounts outstanding under the Prior Bank Facility. Interest expense on the Secured Senior Credit Facility and the Secured Mezzanine Credit Facility was $5,989,255 and $2,552,047, respectively, in 2001, $14,929,905 and $6,122,440, respectively, in 2000 and $15,293,524 and
     $6,088,260, respectively, in 1999.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     LONG TERM DEBT (CONTINUED)

     In June 2001, the Company obtained a loan with General Electric Capital Real Estate for up to $353 million (the "Portfolio Loan"). The loan bears interest at a rate of LIBOR + 2.90% and has an initial term of three years. The loan also provides for two 12-month extension options, subject to meeting certain operating and valuation covenants. The loan had an initial funding of $273 million, before transaction costs, and the remaining balance is available to be drawn to fund certain capital expenditures and upon achieving certain operating results from six properties. The net proceeds were used to repay amounts due under the Bank Facility and two mortgages; the remainder was distributed to the Members. Interest expense on the Portfolio Loan was $8,310,059 in 2001.

     The 30-day LIBOR rate was 1.88%, 6.57% and 6.30%, respectively, on December 31, 2001, 2000 and 1999. The average 30-day LIBOR rate was 3.72%, 6.43% and 5.16%, respectively, for the years ended December 31, 2001, 2000 and 1999.

     In connection with the Saracen transaction, the Company assumed a mortgage loan held by Nomura Asset Capital Corporation in the original amount of approximately $68.3 million (the "Nomura Loan"). The loan bears interest at a rate of 8.03% and requires monthly payments of principal and interest until maturity in February 2027.

     In April 2001, the Company obtained mortgages on five of its owned drugstores (the "Drugstore Mortgages"). The interest rate on the Drugstore Mortgages is 7.28%, and matures in January 2024.

     During 2000 and 1999, the Company obtained eight mortgages to acquire and improve eight properties including one second mortgage provided by the seller on one property (collectively, with the Drugstore Mortgages, the "Other Mortgage Loans"). The interest rates on the Other Mortgage Loans range from LIBOR + 2.05% to 10.50% and the maturity dates range from May 2002 to January 2024. Two of the Other Mortgage Loans were repaid in June 2001 in connection with obtaining the Portfolio Loan described above. The Company expects to refinance the two mortgage loans maturing in 2002.

     As of December 31, 2001 and 2000, the Company was in compliance with the terms of covenants under all loan agreements.

     Based upon various market analysis, the fair market value of the Company's long term debt is approximately $396,976,000 and $380,740,000 at December 31, 2001 and 2000, respectively.

     The aggregate maturities for the Company's long-term debt obligations for each of the next five years and thereafter are as follows:


     (amounts are in thousands)

                                                  PORTFOLIO                 OTHER MORTGAGE
FOR THE YEARS ENDED DECEMBER 31,     TOTAL          LOAN       NOMURA LOAN       LOANS
--------------------------------     -----          ----       -----------       -----
2002 ..........................     $ 10,082      $     --      $    731      $  9,351
2003 ..........................       13,884            --           793        13,091
2004 ..........................      262,091       258,060           844         3,187
2005 ..........................        1,402            --           931           471
2006 ..........................        1,518            --         1,010           508
Thereafter.....................       81,032            --        61,880        19,152
                                    --------      --------      --------      --------
Total .........................     $370,009      $258,060      $ 66,189      $ 45,760
                                    ========      ========      ========      ========


               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     LONG TERM DEBT (CONTINUED)

     In July 2001, the Company entered into an interest rate protection agreement (the "Cap") at a cost of $1,780,000, which limits LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. At December 31, 2001 the fair market value of the Cap was approximately $1,089,000. The ineffective portion of the Cap's change in fair market value was recorded as an adjustment to interest expense of $17,347 in 2001. The effective portion of the Cap's change in fair market value, which was recorded as an adjustment to other comprehensive loss during 2001, is $525,560. An affiliate of the Whitehall Members is the counterparty under the Cap. Prior to December 31, 2000 the Company entered into two interest rate protection agreements (the "Prior Caps"). The first interest rate protection agreement capped LIBOR at 7.50% for up to $300 million through March 15, 2001 and for up to $200 million through May 15, 2001. The other interest rate protection agreement, which was entered into capped LIBOR at 7.69% for up to $64 million through June 15, 2000. The cost of the Prior Caps was amortized over their lives. The interest rate swap agreement fixed LIBOR at 5.90% for up to $220 million until May 15, 2000. The amortization of the interest rate protection agreements and the net settlement amount of the interest rate swap agreement, which was recorded as an adjustment to interest expense in 2000 and 1999 aggregated approximately $416,000 and $1,354,000, respectively.

7.   TRANSACTIONS WITH AFFILIATES

     As discussed in Note 1, WP performs management, development and leasing services to the Company. The Company pays WP an administrative cost and expense management fee equal to 0.93% of an agreed upon initial aggregate asset value of $700 million of the Company's real estate assets. The fee will be reduced six months after any asset is sold pursuant to an agreed upon formula. The Company incurred an aggregate of $6,421,577 in 2001 related to these fees. Pursuant to the agreements discussed in Note 1, the Company also pays WP for construction management, development and leasing based upon a schedule of rates in which each geographic area the Company operates. The Company incurred an aggregate of $1,786,814 in 2001 related to these services. All amounts have been capitalized as part of real estate assets.

     Pursuant to the agreements discussed in Note 1, WP currently leases space at three buildings owned by the Company and at one building previously owned by the Company, which was sold in November 2001. Rental income under those leases was $542,450 for the year ended December 31, 2001.

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

     Affiliates of the Whitehall Members provide debt placement, environmental and insurance services for the Company. During the years ended December 31, 2000 and 1999, these affiliates provided only environmental and insurance services. The Company incurred $3,406,884, $590,014 and $203,069, respectively, for these services for the years ended December 31, 2001, 2000 and 1999. In addition, an affiliate of the Whitehall Members is the counter-party of the Cap discussed in Note 6.

     Under the terms of the joint venture, WCPT, as managing member of the Company, was entitled to an administrative fee of $600,000 per year for the reimbursement of salaries and costs incurred relating to the operation of the Company through December 31, 2000. Such fees were $600,000 in each of the years ended December 31, 2000 and 1999, respectively.

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

     Affiliates of the Saracen Members performed asset management and property management services for the Company. Fees paid during 1999 amounted to $495,000 which included asset management fees through January 21, 1999, when the asset management agreement was terminated. Upon termination, the Company agreed to pay $1 million in 2004, plus quarterly interest at 10% per annum paid currently. Property management fees amounted to approximately $337,000 and $528,000, respectively for the years ended December 31, 2001 and 2000.

     At December 31, 2001 the Company has approximately $742,000 payable to its Members or their affiliates, and at December 31, 2000 the Company had approximately $978,000 of receivables from its Members or their affiliates. These amounts are in included accrued expenses and other liabilities and in receivables, prepaids and other assets, respectively on the accompanying consolidated balance sheets.

     Affiliates of the Saracen Members lease space at 7/57 Wells Avenue. Revenue related to these leases for the years ended December 31, 2001, 2000 and 1999, amounted to $47,258, $44,826 and $43,650, respectively.

     See Notes 1, 6, 8 and 9 for additional related party interest information.

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

     At December 31, 2001, all capital commitments have been fully funded. WCPT or WRP and the Whitehall Members have also agreed to contribute an aggregate of $10 million on a revolving, as needed basis ("Revolving Equity") through December 31, 2003. This Revolving Equity accrues dividends at a rate of LIBOR + 5.00% and is senior to the membership units.

     At the formation of the Company, 2,505,000 membership units were issued to WCPT, representing its 50.1% interest, and 2,495,000 units were issued to Whitehall, representing its 49.9% interest. Subsequently, an additional 3,771,780 and 9,060,287 units were issued to WCPT and Whitehall (603,768 and 3,376,668, respectively, in 2001), respectively, in connection with net additional capital contributions used to fund acquisitions and renovations.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     MEMBERS' EQUITY (CONTINUED)

     In connection with the Saracen Transaction, 468,557 membership units and 760,000 Series A convertible preferred membership units were issued to the Saracen Members. The membership units were issued at a price of $16.22 per membership unit. The Series A convertible preferred membership units were convertible into membership units at a price of $18.65 per membership unit. These units also provided for cumulative dividend payments of the greater of (a) 6% or (b) the dividend payable to membership unitholders, calculated on an as converted basis, payable quarterly in arrears, and had a liquidation preference of $25.00 per Series A convertible preferred membership unit plus accrued and unpaid distributions. In February 2000, the Company redeemed the 16,717 membership units and 27,098 Series A convertible preferred membership units held by one of the Saracen members for an aggregate amount of $750,000.

     In September 2001, the holders of the Series A convertible preferred membership units exercised their conversion option; 982,286 membership units were issued in connection with the conversion.

     The number of membership units issued and outstanding are as follows:

                                            DECEMBER 31,
                                 --------------------------------
                                 2001          2000          1999
                                 ----          ----          ----
           WCPT ..........     6,276,780     5,673,012     5,463,413
           Whitehall .....    11,555,287     8,178,620     7,279,111
           Saracen Members     1,434,126       451,840       468,557
                              ----------    ----------    ----------
           Total .........    19,266,193    14,303,472    13,211,081
                              ==========    ==========    ==========

     During 2001, 2000 and 1999,  distributions of $103,352,145,  $4,540,834 and
     $19,284,324,  respectively, were declared, of which $4,221,364,  $2,253,520 and $5,323,534 remained unpaid at December 31, 2001, 2000 and 1999, respectively.

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

     As of December 31, 2001, the Company has an obligation to perform certain repair and maintenance items at the Pointview property pursuant to the terms of the sale of the property, which occurred in September 2001. These items are estimated to be approximately $671,000 in the aggregate, and are shown in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

     As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2001, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's consolidated financial condition, consolidated results of operations or consolidated cash flows.

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

     See Notes 1, 6, 7 and 8 for additional commitments and contingencies.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

             (amounts in thousands, except square footage and units)


                                                                                                                     COST
                                                                                     INITIAL COST                CAPITALIZED
                                               UNITS/                     --------------------------------       SUBSEQUENT
                          DATE     YEAR        SQUARE     DEPRECIABLE                BUILDING AND                     TO
     DESCRIPTION        ACQUIRED   BUILT        FEET         LIFE         LAND      IMPROVEMENTS     TOTAL       ACQUISITION
     -----------        --------   -----        ----         ----         ----      ------------     -----       -----------
DEVELOPMENT
 Blue Ridge -
  Garden Apts            Dec-
  Denver, CO ......      1997      1997           456      27.5 yrs      $  5,225      $ 36,339      $ 41,564      $    201
 Red Canyon -
  Garden Apts            Nov-
  Denver, CO ......      1998      1998           304      27.5 yrs         5,060        28,844        33,904          (196)
 Silver Mesa -
  Garden Apts            Dec-
  Denver, CO ......      2000      2000           136      27.5 yrs         3,343        18,959        22,302             1
 Green River -
  Garden Apts            Dec-
  Denver, CO ......      2001      2001           424      27.5 yrs         8,451        47,889        56,340            --
                                              -------                    --------      --------      --------      --------
TOTAL
  DEVELOPMENT .....                             1,320                      22,079       132,031       154,110             6
                                              =======                    --------      --------      --------      --------
OFFICE AND
  INDUSTRIAL
  Two properties-        Feb-
  Office/Industrial      1998      Var.       175,183      40 yrs           1,035         5,865         6,900         1,322
                                              =======                    --------      --------      --------      --------
TOTAL .............                                                      $ 23,114      $137,896      $161,010      $  1,328
                                                                         ========      ========      ========      ========


                                       TOTAL COST
                             --------------------------------      PROVISION
                                      BUILDING AND                    FOR                         ACCUMULATED
     DESCRIPTION             LAND     IMPROVEMENTS      TOTAL      IMPAIRMENT           NET       DEPRECIATION   ENCUMBRANCE
     -----------             ----     ------------      -----      ----------           ---       ------------   -----------
DEVELOPMENT
 Blue Ridge -
  Garden Apts
  Denver, CO ......       $  5,225      $ 36,540      $ 41,765      $     --          $ 41,765      $  5,309      $ 32,917(A)
 Red Canyon -
  Garden Apts
  Denver, CO ......          5,060        28,648        33,708            --            33,708         3,213        26,035(A)
 Silver Mesa -
  Garden Apts
  Denver, CO ......          3,343        18,960        22,303            --            22,303           864        13,352(A)(B)
 Green River -
  Garden Apts
  Denver, CO ......          8,451        47,889        56,340            --            56,340            --        36,747(A)
                         ---------      --------      --------      ---------         --------      --------      --------
TOTAL
  DEVELOPMENT .....         22,079       132,037       154,116            --           154,116         9,386       109,051
                         ---------      --------      --------      ---------         --------      --------      --------
OFFICE AND
  INDUSTRIAL
  Two properties-
  Office/Industrial          1,035         7,187         8,222        (2,175)(C)         6,047           487            --(D)
                         ---------      --------      --------      ---------         --------      --------      --------
TOTAL .............      $  23,114      $139,224      $162,338      $ (2,175)         $160,163      $  9,873      $109,051
                         =========      ========      ========      ========          ========      ========      ========

----------

(A) Encumbrance balances exclude the Palomino Park Bonds, which are secured by each phase. The balance of the Palomino Park Bonds was $12,680 at December 31, 2001.
(B) Debt is also collateralized by the condominium portion of the project with a carrying amount of approximately $5,401; individual units are currently held for sale.
(C) Provision for impairment relates to excess of carrying amounts over estimated individual net sale prices of assets held for sale.
(D)  These properties are unencumbered at December 31, 2001.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

The following is a reconciliation of real estate assets and accumulated depreciation:


(amounts in thousands)

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                 2001                2000             1999
                                                 ----                ----             ----
REAL ESTATE
   Balance at beginning of period..........  $  123,201          $  135,418       $  134,239
   Additions:
      Acquisitions and transfers from
         construction in progress..........      56,340              22,302            7,238
      Recovery of impairment reserve.......       2,550                  --               --
      Capital improvements.................         537               1,993            1,179
                                             ----------          ----------       ----------
                                                182,628             159,713          142,656
   Less:
      Provision for impairment.............          --              (4,725)              --
      Cost of real estate sold.............      22,465             (31,787)          (7,238)
                                             ----------          ----------       ----------
   Balance at end of period................  $  160,163(A)       $  123,201       $  135,418
                                             ==========          ==========       ==========
ACCUMULATED DEPRECIATION
   Balance at beginning of period..........  $    8,248          $    6,584       $    2,707
   Additions:
      Charged to operating expense.........       3,066               4,198            3,877
                                             ----------          ----------       ----------
                                                 11,314              10,782            6,584
    Less:
      Accumulated depreciation on real
         estate sold.......................       1,441               2,534               --
                                             ----------          ----------       ----------
    Balance at end of period...............  $    9,873(A)       $    8,248       $    6,584
                                             ==========          ==========       ==========

----------

(A) The aggregate depreciated cost for federal income tax purposes was approximately $3,200 less at December 31, 2001.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                   SCHEDULE IV
                          MORTGAGE NOTES ON REAL ESTATE



(amounts in thousands)

      NOTES        TYPE OF
   RECEIVABLE     SECURITY    INTEREST RATE    MATURITY DATE        PAYMENT TERMS
   ----------     --------    -------------    -------------        -------------
277 Park Loan .   Office(B)          12.00%    May 2007(C)      Interest Only
Patriot Loan ..   Office(D)   LIBOR + 4.75%    July 2002        Principal & Interest(E)
Guggenheim Loan         (F)           8.25%    December 2005    Principal & Interest(G)
Other .........   Various           Various    Various          Various
TOTAL .........



                    CARRYING                                TOTAL PRINCIPAL
                     AMOUNT                                    SUBJECT TO
      NOTES         OF PRIOR                   CARRYING       DELINQUENT
   RECEIVABLE        LIENS      FACE AMOUNT    AMOUNT(A)       PAYMENTS
   ----------        -----      -----------    ---------       --------
277 Park Loan .    $320,994      $ 25,000      $ 25,000         $     --
Patriot Loan ..      72,514         5,000         4,973               --
Guggenheim Loan          --         4,128         3,612               --
Other .........          --         1,200         1,200            1,200(H)
                   --------      --------      --------         --------
TOTAL .........    $393,508      $ 35,328      $ 34,785(I)      $  1,200
                   ========      ========      ========         ========

----------

(A) The aggregate carrying amount for federal income tax purposes is equal to the total face amount reflected in this schedule.
(B) This loan is secured by certain equity interests in an entity which owns a 52-story, approximately 1.75 million square foot office building in New York, NY.
(C) This loan precludes prepayments until May 2003. From May 2003 to April 2006, a prepayment penalty based on a yield maintenance formula (as defined in the related documents) is applicable. From May 2006 to maturity, no prepayment penalty is applicable. The prior lien amount includes only mortgage obligations.
(D) This loan is secured by a fee interest in an office property totaling 607,668 square feet located in Boston, MA.
(E) This loan commenced principal and interest payments in August 2001, prior to which the loan terms provided for payments of interest only.
(F) This loan is secured by an equity interest in The Liberty Hampshire Company, L.L.C.
(G) This loan has scheduled annual principal and interest payments (as defined in the related documents).
(H)  On January 18, 2002, a $1,200 note was repaid in full.
(I)  Reconciliation of carrying amount:
             Balance at January 1, 1999...............  $   124,707
             Additions:
                New loans.............................       49,295
                Amortization of discount..............          217
             Deductions:
                Collection of principal...............     (112,741)
                Contributions for joint venture
                  interests...........................      (24,218)
                                                        -----------
             Balance at December 31, 1999.............       37,260
             Additions:
                New loans.............................       32,961
                Amortization of discount..............           12
             Deductions:
                Collection of principal...............      (32,409)
                                                        -----------
             Balance at December 31, 2000.............       37,824
             Additions:
                New loans.............................          500
                Amortization of discount..............           50
             Deductions:
                Collection of principal...............       (3,589)
                                                        -----------
             Balance at December 31, 2001.............  $    34,785
                                                        ===========
