Form 10-Q
period 2002-03-31
WELLSFORD REAL PROPERTIES INC
filed 2002-05-10
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2002
                               -------------------------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------

Commission file number                         001-12917
                        --------------------------------------------------------

                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                    13-3926898
----------------------------------       ---------------------------------------
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

                  Yes        X               No
                       --------------            --------------

The number of the registrant's shares of common stock outstanding was 6,425,469 as of May 8, 2002 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION:

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 2002
                 (unaudited) and December 31, 2001..........................3

            Consolidated Statements of Operations (unaudited)
                 for the Three Months Ended March 31, 2002 and 2001.........4

            Consolidated Statements of Cash Flows (unaudited) for the
                 Three Months Ended March 31, 2002 and 2001.................5

            Notes to Consolidated Financial Statements (unaudited)..........6

  Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................16

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk......24

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings................................................25

  Item 6.  Exhibits and Reports on Form 8-K.................................25

  Signatures ...............................................................26

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             2002              2001
                                                                                             ----              ----
                                                                                         (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land ..........................................................................     $  22,425,458      $  23,113,670
   Buildings and improvements ....................................................       135,389,707        139,223,965
                                                                                       -------------      -------------
                                                                                         157,815,165        162,337,635
   Less:
      Accumulated depreciation ...................................................       (10,796,345)        (9,873,232)
      Impairment reserve .........................................................        (2,174,853)        (2,174,853)
                                                                                       -------------      -------------
                                                                                         144,843,967        150,289,550
   Residential units available for sale ..........................................         8,381,273          5,400,951
   Construction in progress ......................................................         5,410,831          5,399,631
                                                                                       -------------      -------------
                                                                                         158,636,071        161,090,132
Notes receivable .................................................................        33,568,363         34,784,727
Investment in joint ventures .....................................................        95,952,177         95,806,509
                                                                                       -------------      -------------
Total real estate and investments ................................................       288,156,611        291,681,368
Cash and cash equivalents ........................................................        33,268,912         36,148,529
Restricted cash and investments ..................................................         9,273,504          7,553,159
Prepaid and other assets .........................................................         9,101,077         10,455,101
                                                                                       -------------      -------------
Total assets .....................................................................     $ 339,800,104      $ 345,838,157
                                                                                       =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................................     $ 120,122,276      $ 121,730,604
   Accrued expenses and other liabilities, including the liability for deferred
      compensation of $8,479,372 and $6,604,106 ..................................        13,899,246         17,532,211
                                                                                       -------------      -------------
Total liabilities ................................................................       134,021,522        139,262,815
                                                                                       -------------      -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely 8.25% junior subordinated debentures of Wellsford Real Properties, Inc. ("Convertible Trust Preferred
   Securities") ..................................................................        25,000,000         25,000,000

Minority interest ................................................................         3,435,938          3,496,640

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock, $.01 par value per
     share, 2,000,000 shares authorized, no shares issued and outstanding ........                --                 --
   Common stock, 98,825,000 shares authorized, $.02 par value per share -
     6,239,378 and 6,235,338 shares issued and outstanding .......................           124,788            124,707
   Class A-1 common stock, 175,000 shares authorized, $.02 par value per
     share - 169,903 shares issued and outstanding ...............................             3,398              3,398
   Paid in capital in excess of par value ........................................       162,155,238        162,083,959
   Retained earnings .............................................................        22,913,090         23,989,504
   Accumulated other comprehensive income (loss); share of unrealized loss on interest rate protection contract purchased by joint venture investment, net
      of income tax benefit ......................................................          (144,573)          (102,736)
   Deferred compensation .........................................................        (1,210,163)        (1,520,996)
   Treasury stock, 317,997 and 317,997 shares ....................................        (6,499,134)        (6,499,134)
                                                                                       -------------      -------------
Total shareholders' equity .......................................................       177,342,644        178,078,702
                                                                                       -------------      -------------
Total liabilities and shareholders' equity .......................................     $ 339,800,104      $ 345,838,157
                                                                                       =============      =============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ------------------------------
                                                                                   2002              2001
                                                                                   ----              ----
REVENUES
   Rental revenue .......................................................     $  3,727,216      $  3,833,514
   Revenue from sales of residential units ..............................        2,078,585         6,447,600
   Interest revenue .....................................................        1,068,167         1,543,904
   Fee revenue ..........................................................          116,980            75,216
                                                                              ------------      ------------
      Total revenues ....................................................        6,990,948        11,900,234
                                                                              ------------      ------------
COSTS AND EXPENSES
   Cost of sales of residential units ...................................        1,905,560         5,650,801
   Property operating and maintenance ...................................        1,310,278           988,527
   Real estate taxes ....................................................          364,330           364,822
   Depreciation and amortization ........................................        1,260,805         1,050,143
   Property management ..................................................          131,709           165,086
   Interest .............................................................        1,493,736         1,125,184
   General and administrative ...........................................        1,673,663         1,931,654
                                                                              ------------      ------------
      Total costs and expenses ..........................................        8,140,081        11,276,217
                                                                              ------------      ------------
Income from joint ventures ..............................................          420,203         1,946,058
                                                                              ------------      ------------
(Loss) income before minority interest,  income taxes and accrued distributions and amortization of costs on Convertible Trust Preferred
   Securities ...........................................................         (728,930)        2,570,075

Minority interest .......................................................           45,470           (91,639)
                                                                              ------------      ------------
(Loss) income before income taxes and accrued distributions and
   amortization of costs on Convertible Trust Preferred Securities ......         (683,460)        2,478,436

Income tax (benefit) expense ............................................          (27,000)          465,000
                                                                              ------------      ------------
(Loss) income before accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities ...............................         (656,460)        2,013,436

Accrued distributions and amortization of costs on Convertible Trust
   Preferred Securities, net of income tax benefit of $105,000 and
   $175,000 .............................................................          419,954           349,954
                                                                              ------------      ------------
Net (loss) income .......................................................     $ (1,076,414)     $  1,663,482
                                                                              ============      ============
Net (loss) income per common share, basic ...............................     $      (0.17)     $       0.20
                                                                              ============      ============
Net (loss) income per common share, diluted .............................     $      (0.17)     $       0.20
                                                                              ============      ============
Weighted average number of common shares outstanding, basic .............        6,409,248         8,351,623
                                                                              ============      ============
Weighted average number of common shares outstanding, diluted ...........        6,409,248         8,356,001
                                                                              ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ------------------------------
                                                                                          2002              2001
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ...........................................................     $ (1,076,414)     $  1,663,482
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .........................................        1,270,134         1,056,472
         Amortization of deferred compensation .................................          310,833           296,085
         Undistributed joint venture income ....................................         (331,153)       (1,753,462)
         Undistributed minority interest (benefit) .............................          (45,470)           91,639
         Shares issued for director compensation ...............................           20,000            20,000
         Interest funded by construction loan ..................................          334,043                --
         Changes in assets and liabilities:
            Restricted cash and investments ....................................       (1,720,345)        1,290,913
            Residential units available for sale ...............................        1,433,486         4,336,709
            Prepaid and other assets ...........................................        1,326,172           612,886
            Accrued expenses and other liabilities .............................       (3,630,630)       (3,466,782)
                                                                                     ------------      ------------
         Net cash (used in) provided by operating activities ...................       (2,109,344)        4,147,942
                                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets ...........................................          (80,394)         (856,859)
   Investments in joint ventures:
        Capital contributions ..................................................               --        (1,137,998)
   Investments in notes receivable .............................................               --          (500,000)
   Repayments of notes receivable ..............................................        1,216,364         2,905,842
   Proceeds from sale of real estate assets ....................................               --        11,947,059
                                                                                     ------------      ------------
        Net cash provided by investing activities ..............................        1,135,970        12,358,044
                                                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facility ................................................               --       (12,000,000)
   Repayment of mortgage notes payable .........................................       (1,942,371)       (5,631,834)
   Proceeds from option exercises ..............................................           51,360                --
   Distributions to minority interest ..........................................          (15,232)               --
                                                                                     ------------      ------------
         Net cash used in financing activities .................................       (1,906,243)      (17,631,834)
                                                                                     ------------      ------------
Net decrease in cash and cash equivalents ......................................       (2,879,617)       (1,125,848)
Cash and cash equivalents, beginning of period .................................       36,148,529        36,368,706
                                                                                     ------------      ------------
Cash and cash equivalents, end of period .......................................     $ 33,268,912      $ 35,242,858
                                                                                     ============      ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest, including amounts capitalized
     of $639,642 during 2001 ...................................................     $  1,227,296      $  1,825,223
                                                                                     ============      ============
   Cash paid during the period for income taxes, net of tax refunds ............     $      5,270      $  1,857,786
                                                                                     ============      ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
      Other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture investment,
         net of tax benefit ....................................................     $     41,837
                                                                                     ============
      Net reclass of costs of Silver Mesa units from land, building and improvements and accumulated depreciation to residential units
         available for sale ....................................................     $  4,413,808
                                                                                     ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BUSINESS

     Wellsford Real Properties, Inc. (and subsidiaries, collectively the "Company"), was formed as a Maryland corporation on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement to a group of institutional investors at $20.60 per share, the Company's then book value per share.

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) debt and equity activities through the Wellsford Capital SBU; and (iii) property development and land operations through the Wellsford Development SBU. See Note 3 for additional information regarding the Company's SBUs.

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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2002 and 2001 are not necessarily indicative of a full year results.

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

     RECENTLY ISSUED PRONOUNCEMENTS. In August 2001, Statement of Financial Accounting Standard ("SFAS") No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS No. 144 supersedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 by the Company on January 1, 2002, did not have a material effect on its results of operations or financial position. Adoption of the standard requires a change in display of operating results as the operations of properties which are classified as held for sale or are sold subsequent to January 1, 2002 will be included as discounted operations. Even though the Company is pursuing a sale of the remaining two operating properties in the Wellsford Capital SBU (five of the seven properties have been sold during 2000 and 2001), the Company does not believe that the assets will likely be sold within the one year time frame as required by SFAS No. 144. The operations of these two properties have not been classified as discontinued operations but classified as held for use and accordingly the Company recorded depreciation expense for the three months ended March 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.   SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:


     (amounts in thousands)

                                               COMMERCIAL     DEBT AND       DEVELOPMENT
                                                PROPERTY       EQUITY         AND LAND
                                              INVESTMENTS    INVESTMENTS     INVESTMENTS        OTHER*      CONSOLIDATED
                                              -----------    -----------     -----------        ------      ------------
              MARCH 31, 2002
              --------------
Investment properties:
   Real estate held for investment, net .      $      --      $      --       $ 144,728       $      --       $ 144,728
   Real estate held for sale** ..........             --          5,527              --              --           5,527
   Residential units available for sale .             --             --           8,381              --           8,381
                                               ---------      ---------       ---------       ---------       ---------
Real estate, net ........................             --          5,527         153,109              --         158,636
Notes receivable ........................             --         33,568              --              --          33,568
Investment in joint ventures ............         57,849         38,103              --              --          95,952
Cash and cash equivalents ...............             --          5,625             253          27,391          33,269
Restricted cash and investments .........             --             --             794           8,480           9,274
Other assets ............................             --          9,360           1,309          (1,568)          9,101
                                               ---------      ---------       ---------       ---------       ---------
Total assets ............................      $  57,849      $  92,183       $ 155,465       $  34,303       $ 339,800
                                               =========      =========       =========       =========       =========
Mortgage notes payable ..................      $      --      $      --       $ 120,122       $      --       $ 120,122
Accrued expenses and other liabilities ..             --          3,483           2,666           7,750          13,899
Convertible Trust Preferred Securities ..             --             --              --          25,000          25,000
Minority interest .......................              6             --           3,430              --           3,436
Equity ..................................         57,843         88,700          29,247           1,553         177,343
                                               ---------      ---------       ---------       ---------       ---------
Total liabilities and equity ............      $  57,849      $  92,183       $ 155,465       $  34,303       $ 339,800
                                               =========      =========       =========       =========       =========

            DECEMBER 31, 2001
            -----------------
Investment properties:
   Real estate held for investment, net .      $      --      $      --       $ 150,129       $      --       $ 150,129
   Real estate held for sale** ..........             --          5,560              --              --           5,560
   Residential units available for sale .             --             --           5,401              --           5,401
                                               ---------      ---------       ---------       ---------       ---------
Real estate, net ........................             --          5,560         155,530              --         161,090
Notes receivable ........................             --         34,785              --              --          34,785
Investment in joint ventures ............         57,790         38,017              --              --          95,807
Cash and cash equivalents ...............             11          8,217             442          27,479          36,149
Restricted cash and investments .........             --             --             949           6,604           7,553
Other assets ............................             --          9,331           2,066            (943)         10,454
                                               ---------      ---------       ---------       ---------       ---------
Total assets ............................      $  57,801      $  95,910       $ 158,987       $  33,140       $ 345,838
                                               =========      =========       =========       =========       =========
Mortgage notes payable ..................      $      --      $      --       $ 121,731       $      --       $ 121,731
Accrued expenses and other liabilities ..             --          3,641           3,942           9,949          17,532
Convertible Trust Preferred Securities ..             --             --              --          25,000          25,000
Minority interest .......................             21             --           3,475              --           3,496
Equity ..................................         57,780         92,269          29,839          (1,809)        178,079
                                               ---------      ---------       ---------       ---------       ---------
Total liabilities and equity ............      $  57,801      $  95,910       $ 158,987       $  33,140       $ 345,838
                                               =========      =========       =========       =========       =========

----------

* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
** Real estate held for sale, but classified as an operating property as disclosed in footnote 2, in the Debt and Equity Investments SBU is net of an impairment reserve of $2,175 at December 31, 2001 and March 31, 2002.



                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                               COMMERCIAL     DEBT AND       DEVELOPMENT
                                                PROPERTY       EQUITY         AND LAND
                                              INVESTMENTS    INVESTMENTS     INVESTMENTS        OTHER*      CONSOLIDATED
                                              -----------    -----------     -----------        ------      ------------
          FOR THE THREE MONTHS
          ENDED MARCH 31, 2002
          --------------------
Rental revenue ..........................      $      --      $     309       $   3,418       $      --       $   3,727
Revenue from sales of residential units .             --             --           2,079              --           2,079
Interest revenue ........................             --            918              --             150           1,068
Fee revenue .............................             --            130             (13)             --             117
                                               ---------      ---------       ---------       ---------       ---------
Total revenues ..........................             --          1,357           5,484             150           6,991
                                               ---------      ---------       ---------       ---------       ---------
Cost of sales of residential units ......             --             --           1,906              --           1,906
Operating expenses ......................             --            221           1,583              --           1,804
Depreciation and amortization ...........            141             55           1,048              17           1,261
Interest ................................             --              7           1,457              30           1,494
General and administrative ..............             --             11              --           1,663           1,674
                                               ---------      ---------       ---------       ---------       ---------
Total costs and expenses ................            141            294           5,994           1,710           8,139
                                               ---------      ---------       ---------       ---------       ---------
Income from joint ventures ..............            242            178              --              --             420
Minority interest benefit ...............             --             --              45              --              45
                                               ---------      ---------       ---------       ---------       ---------
Income (loss) before income taxes and
   accrued distributions and amortization
   of costs on Convertible Trust
   Preferred Securities .................      $     101      $   1,241       $    (465)      $  (1,560)      $    (683)
                                               =========      =========       =========       =========       =========

          FOR THE THREE MONTHS
          ENDED MARCH 31, 2001
          --------------------
Rental revenue ..........................      $      --      $     786       $   3,047       $      --       $   3,833
Revenue from sales of residential units .             --             --           6,448              --           6,448
Interest revenue ........................             --          1,095              --             449           1,544
Fee revenue .............................             --             27             (13)             61              75
                                               ---------      ---------       ---------       ---------       ---------
Total revenues ..........................             --          1,908           9,482             510          11,900
                                               ---------      ---------       ---------       ---------       ---------
Cost of sales of residential units ......             --             --           5,651              --           5,651
Operating expenses ......................             --            563             955              --           1,518
Depreciation and amortization ...........            257              2             765              26           1,050
Interest ................................             --             54           1,082             (11)          1,125
General and administrative ..............             --             16              --           1,916           1,932
                                               ---------      ---------       ---------       ---------       ---------
Total costs and expenses ................            257            635           8,453           1,931          11,276
                                               ---------      ---------       ---------       ---------       ---------
Income (loss) from joint ventures .......          2,020            (74)             --              --           1,946
Minority interest .......................             --             --             (92)             --             (92)
                                               ---------      ---------       ---------       ---------       ---------
Income (loss) before income taxes and
   accrued distributions and amortization
   of costs on Convertible Trust
   Preferred Securities .................      $   1,763      $   1,199       $     937       $  (1,421)      $   2,478
                                               =========      =========       =========       =========       =========

----------

* Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL
     ---------------------------------------------------

     The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.58% interest in Wellsford/Whitehall at March 31, 2002.

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,849,000 and $57,790,000 at March 31, 2002 and December 31, 2001, respectively.

     Pursuant to an amended agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $61,000 related to asset sales and an acquisition during the three months ended March 31, 2001. No such fees were earned during the three months ended March 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

           CONDENSED BALANCE SHEET DATA                MARCH 31, 2002   DECEMBER 31, 2001
           ----------------------------                --------------   -----------------
Real estate, net ...................................      $ 511,572         $ 511,648
Cash and cash equivalents ..........................         26,458            32,723
Other assets (A) ...................................         26,504            27,740
Total assets .......................................        564,534           572,111
Mortgages payable ..................................        111,681           111,949
Credit facility ....................................        258,060           258,060
Common equity ......................................        184,557           183,815
Other comprehensive income (loss) ..................           (740)             (526)

                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------
             CONDENSED OPERATING DATA                         2002             2001
             ------------------------                         ----             ----

Rental revenue (B) .................................      $  18,470         $  20,758
Interest and other income (C) ......................            494               454
                                                          ---------         ---------
Total revenues .....................................         18,964            21,212
                                                          ---------         ---------
Operating expenses .................................          7,144             7,829
Depreciation and amortization ......................          3,874             3,612
Interest ...........................................          5,422             6,272
General and administrative .........................          1,782             1,652
                                                          ---------         ---------
Total expenses .....................................         18,222            19,365
Gain on sale of assets .............................             --             3,607
                                                          ---------         ---------
Income before preferred equity distributions in 2001      $     742         $   5,454
                                                          =========         =========

----------

(A) Includes the marked to market value of an interest rate protection contract of $744 and $1,089 at March 31, 2002 and December 31, 2001, respectively.
(B) Includes income of $136 and a reduction in income of $110 from the straight-lining of tenant rents for the three months ended March 31, 2002 and 2001, respectively.
(C) Includes lease cancellation income of $300 and $312 for the three months ended March 31, 2002 and 2001, respectively.

     At March 31, 2002, Wellsford/Whitehall owned and operated 35 properties (primarily office properties) totaling approximately 3,905,000 square feet (including approximately 605,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall did not complete any asset purchases or sales during the three months ended March 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At March 31, 2002, the Company had the following investments: (i) approximately $33,568,000 of direct debt investments which bore interest at an average yield of approximately 10.95% for the three months ended March 31, 2002 and had an average remaining term to maturity of approximately 4.2 years; (ii) approximately $31,320,000 in companies which were organized to invest in debt instruments, including $27,890,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,783,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,527,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at March 31, 2002.

     SECOND HOLDING

     The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $27,890,000 and $27,803,000 at March 31, 2002 and December 31, 2001, respectively.

     Effective January 1, 2002, the owners of Second Holding modified the terms of how income is allocated among the partners to remove the cumulative preference on earnings related to one of the partners. This one partner is entitled to 35% of net income, as defined by the agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51% of the remaining 65%.

     The following table presents condensed balance sheets and operating data for Second Holding:

     (amounts in thousands)

    CONDENSED BALANCE SHEET DATA         MARCH 31, 2002    DECEMBER 31, 2001
    ----------------------------         --------------    -----------------
Cash and cash equivalents ............      $   34,479        $   76,487
Investments ..........................       1,056,859           926,453
Other assets (A) .....................          22,926            19,943
Total assets .........................       1,114,264         1,022,883
Debt .................................       1,050,543           962,465
Total equity .........................          54,860            54,581

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------
      CONDENSED OPERATING DATA                   2002              2001
      ------------------------                   ----              ----
Interest .............................      $    8,426        $    6,751
                                            ----------        ----------
Total revenue ........................           8,426             6,751
                                            ----------        ----------
Interest expense .....................           7,316             6,060
Fees and other .......................             831               544
                                            ----------        ----------
Total expenses .......................           8,147             6,604
                                            ----------        ----------
Net income attributable to members (B)      $      279        $      147
                                            ==========        ==========

----------

(A) Other assets includes an interest rate swap asset with a fair value of $10,615 and $13,531 at March 31, 2002 and December 31, 2001, respectively.
(B) A partner which was admitted in the latter part of 2000 was entitled to a cumulative preference on earnings; accordingly, all fiscal 2001 income was allocable to this partner.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     At March 31, 2002, Second Holding had real estate debt and other asset-backed securities investments of approximately $1,056,859,000 and also had approximately $30,000,000 invested in commercial paper which was included in cash and cash equivalents in the Condensed Balance Sheet Data. The investment-grade assets and commercial paper investments are variable rate based and have a weighted average annual interest rate of 2.64% and 2.58% at March 31, 2002 and December 31, 2001, respectively.

     Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. At March 31, 2002, Second Holding had total debt of approximately $1,050,543,000 which is primarily comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with a fair value of $160,615,000 at March 31, 2002 and an effective annual interest rate of LIBOR + 0.90% (2.67% at March 31, 2002) and (ii) approximately $895,000,000 of medium term notes with a weighted average annual interest rate of 2.08%, both of which are offset by unamortized issuance costs and discounts of approximately $5,072,000. The weighted average annual interest rate on Second Holding's debt was 2.17% and 2.15% at March 31, 2002 and December 31, 2001, respectively.

     The following table details the allocation of investments at March 31, 2002 and December 31, 2001 for Second Holding:

     (amounts in thousands)

                                                   MARCH 31, 2002    DECEMBER 31, 2001
                                                   --------------    -----------------
          SECURITY FOR INVESTMENTS (A)
          ----------------------------
Real estate ....................................      $  338,721        $  334,601
Corporate debt .................................         259,822           135,686
Sovereign debt .................................          73,000            73,000
Bank deposits ..................................          70,000            70,000
Aircraft leases ................................          70,000            70,000
Fuel/oil receivables ...........................          35,000            35,000
Consumer receivables ...........................          33,500            33,500
Other asset-backed securities ..................         176,816           174,666
                                                      ----------        ----------
                                                      $1,056,859        $  926,453
                                                      ==========        ==========
   STANDARD & POOR'S RATINGS OF INVESTMENTS
   ----------------------------------------
AAA ............................................      $  836,982        $  759,241
AA .............................................          47,750            42,750
AA- ............................................          78,000            28,000
A ..............................................          59,832            60,210
A- .............................................          34,295            34,441
Other ..........................................              --             1,811
                                                      ----------        ----------
                                                      $1,056,859        $  926,453
                                                      ==========        ==========

----------
(A) Investments may be secured by the assets, interests in such assets or their respective economic benefit.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     VALUE PROPERTY TRUST

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four other properties were sold during 2001, leaving two properties unsold at December 31, 2001. The Company recorded a gain of approximately $4,943,000 on the December 2000 transaction which was offset by a provision for impairment of $4,725,000, also recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. The net book value of the two unsold properties was approximately $5,527,000 at March 31, 2002, net of the remaining impairment reserve of $2,175,000. During the three months ended March 31, 2002, the Company determined that sales of the remaining two properties will not likely be completed within one year as contemplated by SFAS No. 144 and classified the properties as held for use. Accordingly, the Company recorded depreciation expense of $53,000 related to these two properties during the three months ended March 31, 2002. No depreciation was recorded in 2001.

     DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ------------------------------------------------------

     At March 31, 2002, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 units are completed and operational. The 264 unit third phase is being converted into condominiums. The 424 unit fourth phase is in lease-up. The land for the remaining approximate 352 unit fifth phase is being held for possible future development.

     Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and through March 31, 2002, 114 of the Silver Mesa units were sold. The following table provides information regarding the sale of units for the three months ended March 31, 2002 and 2001:

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                         2002           2001
                                                         ----           ----
Number of units sold ...........................               9              32
Gross proceeds .................................      $2,079,000      $6,448,000
Principal paydown on Silver Mesa Conversion Loan      $1,741,000      $5,444,000
Pre-tax gains ..................................      $  173,000      $  797,000

     In January 2002, the Company reclassified net costs of approximately $4,414,000 for 28 units at Silver Mesa to residential units available for sale from land, building and improvements and accumulated depreciation to replenish the sales inventory. The remaining 108 units at Silver Mesa continue to be included in rental operations (52% occupied at March 31, 2002) and will be transferred into the sales inventory in the future as the inventory has to be further replenished.

4.   SHAREHOLDERS' EQUITY

     The Company did not declare or distribute any dividends for the three months ended March 31, 2002 and 2001.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SHAREHOLDERS' EQUITY (CONTINUED)

     The following table details the components of comprehensive (loss) income:


                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                 ---------
                                                          2002              2001
                                                          ----              ----
Net (loss) income ..............................      $(1,076,414)      $ 1,663,482
Share of unrealized loss on interest rate
   protection contract purchased by joint
   venture investment, net of income tax benefit          (41,837)               --
                                                      -----------       -----------
Comprehensive (loss) income ....................      $(1,118,251)      $ 1,663,482
                                                      ===========       ===========


5.   INCOME TAXES

     The income tax benefit for the three months ended March 31, 2002 results from expected refundable income taxes arising from the loss for the period, offset by minimum state and local taxes based upon capital of the Company. The income tax provision for the three months ended March 31, 2001 reflects
     (i) the reduction in the valuation allowance attributable to the utilization of the net operating loss carryforwards for Federal income tax purposes and (ii) the reversal of previously recorded state income tax liabilities of $265,000 (before Federal tax cost), as a result of the availability of net loss carryforwards in one state.

6.   EARNINGS PER SHARE

     Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and Convertible Trust Preferred Securities.

     The following table details the computation of earnings per share, basic and diluted:

                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                              ---------
                                                                        2002              2001
                                                                        ----              ----
Numerator for net (loss) income per common share, basic and
   diluted ...................................................      $(1,076,414)      $ 1,663,482
                                                                    ===========       ===========
Denominator:
   Denominator for net (loss) income per common share, basic--
        weighted average common shares .......................        6,409,248         8,351,623
   Effect of dilutive securities:
        Employee stock options ...............................               --             4,378
        Convertible Trust Preferred Securities ...............               --                --
                                                                    -----------       -----------
   Denominator for net income per common share, diluted--
        weighted average common shares .......................        6,409,248         8,356,001
                                                                    ===========       ===========
Net (loss) income per common share, basic ....................      $     (0.17)      $      0.20
                                                                    ===========       ===========
Net (loss) income per common share, diluted ..................      $     (0.17)      $      0.20
                                                                    ===========       ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 22, 2002.

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

COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.58% interest in Wellsford/Whitehall at March 31, 2002.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,849,000 and $57,790,000 at March 31, 2002 and December 31, 2001, respectively.

Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $61,000 related to asset sales and an acquisition during the three months ended March 31, 2001. No such fees were earned during the three months ended March 31, 2002.

At March 31, 2002, Wellsford/Whitehall owned and operated 35 properties (primarily office properties) totaling approximately 3,905,000 square feet (including approximately 605,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall did not complete any asset purchases or sales during the three months ended March 31, 2002.

Wellsford/Whitehall entered into seven leases during the three months ended March 31, 2002 for approximately 67,000 square feet at a weighted average base rate of approximately $26.00 per square foot.

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

At March 31, 2002, the Company had the following investments: (i) approximately $33,568,000 of direct debt investments which bore interest at an average yield of approximately 10.95% for the three months ended March 31, 2002 and had an average remaining term to maturity of approximately 4.2 years; (ii) approximately $31,320,000 in companies which were organized to invest in debt instruments, including $27,890,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,783,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,527,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at March 31, 2002.

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

At March 31, 2002, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Two phases containing 760 units are completed and operational. The 264 unit third phase is being converted into condominiums. The Company has sold 114 units as of March 31, 2002 and 108 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. The 424 unit fourth phase is in lease-up. The land for the remaining approximate 352 unit fifth phase is being held for possible future development.

OTHER SEGMENT INFORMATION

The following table provides occupancy rates by SBU as of each specified date:

                   COMMERCIAL PROPERTY  DEBT AND EQUITY     DEVELOPMENT AND
                       OPERATIONS         INVESTMENTS*     LAND INVESTMENTS**
                       ----------         ------------     ------------------
March 31, 2002 ..          70%                62%               74%
December 31, 2001          69%                62%               77%
March 31, 2001 ..          90%                66%               88%
December 31, 2000          87%                74%               93%

----------
* Occupancy rates for the assets acquired from Value Property Trust ("VLP") held in this SBU.
** Includes the Green River phase which is in initial lease-up. Occupancy at March 31, 2002 for this phase was 67%.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

Rental revenue decreased by $106,000. This decrease is due to the sale of four of the VLP properties in the Wellsford Capital SBU during 2001 including two during January 2001, one in May 2001 and the fourth in December 2001 ($477,000) and decreased occupancy at the Blue Ridge, Red Canyon and Silver Mesa phases at Palomino Park in the Wellsford Development SBU ($439,000). The decreases are partially offset by the commencement of operations at the Green River phase at Palomino Park effective January 1, 2002 ($810,000).

Revenues from sales of residential units and the associated cost of sales from such units were $2,079,000 and $1,906,000, respectively, from nine sales during the three months ended March 31, 2002 and were $6,448,000 and $5,651,000, respectively, from 32 sales during the corresponding 2001 period. The magnitude of the 2001 sales in excess of 2002 is due to the surfeit of contracts which were closed upon receipt of final approvals and releases in February 2001 to begin the condominium sales process.

Interest revenue decreased $476,000. This decrease is due to reduced interest earned on cash of $354,000 from lower interest rates during the current period versus the comparable 2001 period, lower interest earned on fixed rate loans outstanding in the first quarter 2001 and subsequently repaid in full or amortized in 2001 and 2002 of $72,000 and reduced interest income on variable rate based loans due to lower LIBOR in 2002 than 2001 of $50,000.

Fee revenue increased $42,000. The Company's management fees for its role in the Second Holding investment increased by $103,000 from increased assets under management in that venture. Such increase was offset by a decrease in transaction fees payable by Whitehall from sales by Wellsford/Whitehall and certain asset purchases by a related entity as such fees amounted to $61,000 for the 2001 period, with no transactions in the corresponding 2002 period.

Property operating and maintenance expense increased $322,000. This increase is the result of (i) the commencement of operations at Green River on January 1, 2002 ($269,000), (ii) the cessation of capitalization of other period costs at Gold Peak commencing January 1, 2002 plus increased payroll and retenanting costs ($270,000) offset by (iii) the operating expenses from the four VLP properties sold in 2001 ($217,000).

The increase in real estate taxes from the commencement of operations at Green River ($88,000) and the cessation of costs capitalization on the undeveloped Gold Peak land ($47,000) was entirely offset by a decrease in real estate taxes from the sale of four VLP properties during 2001 ($80,000) and decreases in taxes for the Blue Ridge, Red Canyon and Silver Mesa operational phases ($55,000).

Depreciation and amortization expense increased $211,000. This increase is primarily attributable to depreciation on the Green River rental phase ($312,000) and depreciation on the two unsold VLP properties due to a change in accounting classification under the application of SFAS No. 144, effective January 1, 2002, from available for sale to operating ($53,000), offset by reduced amortization of joint venture costs as no properties were sold by Wellsford/Whitehall during the 2002 period ($117,000) and reduced basis from the transfer of 28 units at Silver Mesa from operations to residential units available for sale ($36,000).

Property management expenses decreased $33,000. Such decrease is due to the sale of the four VLP properties during 2001 ($43,000) plus decreased rental revenues from lower occupancy at Blue Ridge, Red Canyon and Silver Mesa ($14,000), partially offset by the commencement of operations at Green River ($24,000).

Interest expense increased $369,000. This increase is primarily attributable to the cessation of capitalized interest in 2002 at Palomino Park ($700,000 was capitalized in the 2001 period) and interest on the Green River Construction Loan ($333,000), which was charged to operations beginning January 1, 2002. Such amounts are offset by reduced interest expense from a lower outstanding balance and a reduced interest rate on the Silver Mesa Conversion Loan ($547,000), reduced interest on the Palomino Park Bonds from a lower base interest rate in 2002 ($57,000) and the expiration of the Wellsford Finance Facility in January 2002 (which had a $12,000,000 outstanding balance for a portion of the 2001 period) ($47,000).

General and administrative expenses decreased $258,000. This decrease is primarily the result of an expense reduction program implemented by management in 2001 which resulted in reduced salaries and related benefits and lower net occupancy costs.

Income from joint ventures decreased by $1,526,000. This decrease is primarily due to the Company's share of 2001 gains from property sales at Wellsford/Whitehall of $1,407,000, with no corresponding sales in the first quarter of 2002 and a decrease in the Company's share of Wellsford/Whitehall operations of $371,000, offset by an increase in the Company's share of earnings from Second Holding of $90,000 as a result of change in the allocation of income for the members of the venture effective January 1, 2002, while the 2001 share allocable to the Company was a $163,000 loss.

Minority interest changed $137,000 from an expense of $92,000 in 2001 to a benefit of $45,000 in 2002, primarily attributable to fewer sales of residential units at Silver Mesa and lower occupancy at Palomino Park, which resulted in a loss for the Wellsford Development SBU during the 2002 period.

Income taxes declined by $492,000 from an expense of $465,000 in 2001 to a benefit of $27,000 in 2002, primarily from the Company having a loss in the 2002 fiscal period compared to a profit in the corresponding period in 2001.

The decrease in net (loss) income per share, basic and diluted of $0.37 per share is attributable to a current period loss of $1,076,000 whereas in the 2001 period, the Company reported income of $1,663,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its available cash, sales of properties and distributions of cash from Wellsford/Whitehall, sales of residential units in the Wellsford Development SBU, cash flow provided by operations and repayments of notes receivable.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, financing capital improvements and joint venture loan requirements through the use of available cash, repayments of notes receivable at maturity, sales of properties in the Wellsford/Whitehall SBU, the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its liquidity requirements, such as financing additional renovations to its properties and acquisitions of new properties, if any, with available cash, operating cash flow from its properties, financing available under the Wellsford/Whitehall GECC Facility, proceeds from any asset sales and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had completed funding their entire respective capital commitments. The loan commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. Wellsford/Whitehall's cash and cash equivalents balance was approximately $26,458,000 at March 31, 2002.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds and medium term notes.

The  Company's   retained   earnings   included   approximately   $1,913,000  of
undistributed   earnings  from  Second  Holding  at  March  31,  2002,  as  such distributions are limited to 48% of earnings.

WORLD TRADE CENTER BONDS

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC
Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in towers 1 and 2 and buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism and such insurance is from a consortium of 22 insurers. As of March 31, 2002, the rating agencies did not change their ratings on the WTC Certificates and all payments of interest were current. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

RESTRUCTURING CHARGE

The Company recorded a charge of approximately $3,527,000 during the fourth quarter of 2001 related to the retirement of the Company's President and other personnel changes. The Company made payments of $2,765,000 by March 31, 2002 in connection with restructuring charges, with the remaining accrued balance expected to be paid during the first quarter of 2003. The Company utilized available cash for these payments.

CAPITAL COMMITMENTS

At March 31, 2002, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments, subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At March 31, 2002, capital commitments are as follows:

         COMMITMENT                    AMOUNT
         ----------                    ------
Wellsford/Whitehall.............  $    4,000,000  (A)
Clairborne Prudential equity....      10,208,000  (B)
Reis............................         600,000

----------

(A) The Company could provide for up to 40% of a $10,000,000 loan to, or preferred equity in, the venture with Whitehall committed to fund the remaining $6,000,000.
(B)  Capital calls are subject to the Company's approval of such investments.

STOCK REPURCHASE PROGRAM

On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of March 31, 2002; none during the three months ended March 31, 2002.

WELLSFORD FINANCE FACILITY

During January 2002, the Wellsford Finance Facility expired.

PROPERTY SALES

During the three months ended March 31, 2002, nine residential units were sold and the Company received net proceeds of approximately $183,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $1,741,000 and selling costs. Net proceeds received by the Company from the above sales are available for working capital purposes.

CASH FLOWS
----------

FOR THE THREE MONTHS ENDED MARCH 31, 2002

Cash flow used in operating activities of $2,109,000 primarily consists of a net loss of $1,076,000 and (i) a decrease in accrued expenses and and other liabilities of $3,631,000, (ii) an increase in restricted cash and investments of $1,720,000 and (iii) undistributed joint venture income of $331,000, offset by (iv) a net decrease in residential units available for sale of $1,433,000,
(v) a decrease in prepaid and other assets of $1,326,000, (vi) depreciation and amortization of $1,270,000, (vii) interest funded by a construction loan of $334,000 and (viii) amortization of deferred compensation of $311,000.

Cash flow provided by investing activities of $1,136,000 consists of repayments of notes receivable of $1,216,000, offset by additional investments in real estate assets of $80,000.

Cash flow used in financing activities of $1,906,000 consists of principal payments of mortgage notes payable of $1,942,000 (including $1,741,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by proceeds received upon the exercise of options of $51,000.

FOR THE THREE MONTHS ENDED MARCH 31, 2001

Cash flow provided by operating activities of $4,148,000 primarily consists of $1,663,000 of net income plus a decrease in residential units available for sale of $4,337,000, a decrease in restricted cash of $1,291,000, depreciation and amortization of $1,056,000, a decrease in prepaid and other assets of $613,000, amortization of deferred compensation of $296,000 and undistributed minority interest of $92,000, offset by a decrease in accrued expenses and other liabilities of $3,467,000 and undistributed joint venture income of $1,753,000.

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

ENVIRONMENTAL
-------------

In December 2001, the Company submitted a report to the New Hampshire Department of Environmental Services ("NHDES") that summarized the findings of an environmental testing firm engaged by the Company with respect to groundwater and surface water monitoring and testing which took place during 2001 on one of its owned properties. The NHDES responded in January 2002 with concerns about surface water contamination, volatile organic chemical ("VOC") migration off of the property and air quality. The NHDES mandated further testing before a remediation action plan is considered. Further preliminary testing conducted by the environmental testing firm since the NHDES response suggests that the surface water contamination is caused by the groundwater contamination and that the VOC contamination may be migrating off of the property. These results, along with a "Scope of Work" plan for additional required tests, were submitted to the NHDES in February 2002. The NHDES has recently indicated that it expects to respond to the submission in May 2002. Following that response, the Company will conduct any additional required testing and will present the findings and, if required, a recommended plan of remediation to the NHDES. At this time, it is too early to conclude the form of remediation that will be required, if any, or the cost thereof, but in all likelihood, if remediation is required, it will be a more aggressive and costly one than natural attenuation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is to changes in interest rates. The Company and its joint venture investments manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:


(amounts in thousands, except per share amounts)

                                                                            EFFECT OF 1%
                                                          BALANCE AT      INCREASE IN BASE
                                                           MARCH 31,       RATE ON INCOME
                                                             2002            (EXPENSE)
                                                             ----            ---------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate ............................        $     4,956         $        50
      Fixed rate ...............................             28,612                  --
                                                        -----------         -----------
                                                        $    33,568                  50
                                                        ===========         -----------
   Mortgage notes payable:
      Variable rate ............................        $    61,372                (614)
      Fixed rate ...............................             58,750                  --
                                                        -----------         -----------
                                                        $   120,122                (614)
                                                        ===========         -----------
   Convertible Trust Preferred Securities:
      Fixed rate ...............................        $    25,000                  --
                                                        ===========         -----------
Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate .........................        $   555,477               5,555
                                                        ===========
      Debt:
         Variable rate .........................        $   533,900              (5,339)
                                                        ===========         -----------

      Net effect from Second Holding ...........                                    216
                                                                            -----------
   Wellsford/Whitehall:
      Debt:
         Variable rate .........................        $        --                  --
         Variable rate, with LIBOR cap (A) .....             91,136                (911)
         Fixed rate ............................             29,325                  --
                                                        -----------         -----------
                                                        $   120,461
                                                        ===========
      Effect from Wellsford/Whitehall ..........                                   (911)
                                                                            -----------
   Fordham Tower:
      Investment:
         Fixed rate ............................        $     3,400                  --
                                                        ===========         -----------
Net decrease in annual income, before income tax
   benefit .....................................                                 (1,259)

Income tax benefit .............................                                     504
                                                                            -----------
Net decrease in annual net income ..............                            $      (755)
                                                                            ===========
Per share, basic and diluted ...................                            $     (0.12)
                                                                            ===========

----------

(A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in effect 30-day LIBOR contract of 1.87% at March 31, 2002.


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

               None.

     ITEM 5:   OTHER INFORMATION.

               None.

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits filed with this Form 10-Q:

          10.103 Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of April 27, 1995.
          10.104 First Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 29, 1995.
          10.105 Second Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 31, 1997.

          (b)  Reports on Form 8-K.

               During  the  quarter  ended  March  31,  2002,   Wellsford   Real
               Properties, Inc. filed the following reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLSFORD REAL PROPERTIES, INC.

                             By:  /s/ James J. Burns
                                  ------------------
                                  James J. Burns
                                  Senior Vice President, Chief Financial Officer



                             By:  /s/ Mark P. Cantaluppi
                                  ----------------------
                                  Mark P. Cantaluppi
                                  Vice President, Chief Accounting Officer

Dated:     May 8, 2002