Form 10-Q
period 2002-06-30
WELLSFORD REAL PROPERTIES INC
filed 2002-08-12
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                      June 30, 2002
                                  ----------------------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                                -------------------      --------------------


Commission file number                     001-12917
                         -------------------------------------------------------


                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                     13-3926898
---------------------------------           ------------------------------------
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

The number of the registrant's shares of common stock outstanding was 6,449,206 as of August 7, 2002 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:
         ----------------------

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                  and December 31, 2001......................................3

              Consolidated Statements of Operations (unaudited) for the
                  Three and Six Months Ended June 30, 2002 and 2001..........4

              Consolidated Statements of Cash Flows (unaudited) for the
                  Six Months Ended June 30, 2002 and 2001....................5

              Notes to Consolidated Financial Statements (unaudited).........6

     Item 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations.................................18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....28

PART II.      OTHER INFORMATION:

     Item 1.  Legal Proceedings.............................................29

     Item 4.  Submission of Matters to a Vote of Security Holders...........29

     Item 6.  Exhibits and Reports on Form 8-K..............................29

     Signatures   ..........................................................30

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,        DECEMBER 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                               (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land ...................................................................   $  22,425,458    $  23,113,670
   Buildings and improvements .............................................     135,596,570      139,223,965
                                                                              -------------    -------------
                                                                                158,022,028      162,337,635
   Less:
      Accumulated depreciation ............................................     (11,967,075)      (9,873,232)
      Impairment reserve ..................................................      (2,174,853)      (2,174,853)
                                                                              -------------    -------------
                                                                                143,880,100      150,289,550
   Residential units available for sale ...................................       6,715,434        5,400,951
   Construction in progress ...............................................       5,410,831        5,399,631
                                                                              -------------    -------------
                                                                                156,006,365      161,090,132
Notes receivable ..........................................................      28,612,000       34,784,727
Investment in joint ventures ..............................................      96,210,114       95,806,509
                                                                              -------------    -------------
Total real estate and investments .........................................     280,828,479      291,681,368
Cash and cash equivalents .................................................      38,666,966       36,148,529
Restricted cash and investments ...........................................       9,309,622        7,553,159
Prepaid and other assets ..................................................       8,911,371       10,455,101
                                                                              -------------    -------------
Total assets ..............................................................   $ 337,716,438    $ 345,838,157
                                                                              =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable .................................................   $ 118,142,657    $ 121,730,604
   Accrued expenses and other liabilities, including the liability for
   deferred compensation of $8,905,154 and $6,604,106 .....................      13,834,420       17,532,211
                                                                              -------------    -------------
Total liabilities .........................................................     131,977,077      139,262,815
                                                                              -------------    -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely 8.25% junior subordinated debentures of Wellsford Real Properties, Inc. ("Convertible
   Trust Preferred Securities") ...........................................      25,000,000       25,000,000

Minority interest .........................................................       3,409,961        3,496,640

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized, no shares issued and
      outstanding .........................................................              --               --
   Common stock, 98,825,000 shares authorized, $.02 par value per
      share - 6,278,151 and 6,235,338 shares issued and outstanding .......         125,563          124,707
   Class A-1 common stock, 175,000 shares authorized, $.02 par value
      per share - 169,903 shares issued and outstanding ...................           3,398            3,398
   Paid in capital in excess of par value .................................     162,753,549      162,083,959
   Retained earnings ......................................................      22,019,704       23,989,504
   Accumulated other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture
      investment, net of income tax benefit ...............................        (224,350)        (102,736)
   Deferred compensation ..................................................        (899,330)      (1,520,996)
   Treasury stock, 314,810 and 317,997 shares .............................      (6,449,134)      (6,499,134)
                                                                              -------------    -------------
Total shareholders' equity ................................................     177,329,400      178,078,702
                                                                              -------------    -------------
Total liabilities and shareholders' equity ................................   $ 337,716,438    $ 345,838,157
                                                                              =============    =============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                                      --------                         --------
                                                               2002             2001             2002             2001
                                                               ----             ----             ----             ----
REVENUES
   Rental revenue ....................................    $  4,009,548     $  3,438,856     $  7,736,764     $  7,272,370
   Revenue from sales of residential units ...........       2,245,269        8,125,200        4,323,854       14,572,800
   Interest revenue ..................................       1,042,645        1,344,400        2,110,812        2,888,304
   Fee revenue .......................................         145,029          223,426          262,009          298,642
                                                          ------------     ------------     ------------     ------------
      Total revenues .................................       7,442,491       13,131,882       14,433,439       25,032,116
                                                          ------------     ------------     ------------     ------------
COSTS AND EXPENSES
   Cost of sales of residential units ................       2,033,158        7,159,195        3,938,718       12,809,996
   Property operating and maintenance ................       1,285,306          928,872        2,595,584        1,917,399
   Real estate taxes .................................         401,932          319,300          766,262          684,122
   Depreciation and amortization .....................       1,300,858        1,844,309        2,561,663        2,894,452
   Property management ...............................         120,978          135,983          252,687          301,069
   Interest ..........................................       1,455,074        1,094,637        2,948,810        2,219,821
   General and administrative ........................       1,658,177        1,986,078        3,331,840        3,917,732
                                                          ------------     ------------     ------------     ------------
      Total costs and expenses .......................       8,255,483       13,468,374       16,395,564       24,744,591
                                                          ------------     ------------     ------------     ------------
Income from joint ventures ...........................         329,582          758,816          749,785        2,704,874
                                                          ------------     ------------     ------------     ------------
(Loss) income before minority interest, income
   taxes and accrued distributions and amortization of
   costs on Convertible Trust Preferred Securities ...        (483,410)         422,324       (1,212,340)       2,992,399
Minority interest benefit (expense) ..................          25,977          (93,662)          71,447         (185,301)
                                                          ------------     ------------     ------------     ------------
(Loss) income before income taxes and accrued
   distributions and amortization of costs on
   Convertible Trust Preferred Securities ............        (457,433)         328,662       (1,140,893)       2,807,098
Income tax expense (benefit) .........................          16,000         (193,000)         (11,000)         272,000
                                                          ------------     ------------     ------------     ------------
(Loss) income before accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities ..............................        (473,433)         521,662       (1,129,893)       2,535,098
Accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities, net of
   income tax benefit of $105,000, $182,000,
   $210,000 and $357,000, respectively ...............         419,953          342,953          839,907          692,907
                                                          ------------     ------------     ------------     ------------
Net (loss) income ....................................    $   (893,386)    $    178,709     $ (1,969,800)    $  1,842,191
                                                          ============     ============     ============     ============
Net (loss) income per common share, basic ............    $      (0.14)    $       0.02     $      (0.31)    $       0.23
                                                          ============     ============     ============     ============
Net (loss) income per common share, diluted ..........    $      (0.14)    $       0.02     $      (0.31)    $       0.23
                                                          ============     ============     ============     ============
Weighted average number of common shares
   outstanding, basic ................................       6,437,390        7,864,302        6,423,397        8,106,616
                                                          ============     ============     ============     ============
Weighted average number of common shares
   outstanding, diluted ..............................       6,437,390        7,873,327        6,423,397        8,115,704
                                                          ============     ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                             --------
                                                                                      2002             2001
                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income .........................................................    $ (1,969,800)    $  1,842,191
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .......................................       2,580,320        2,902,109
         Amortization of deferred compensation ...............................         621,666          583,837
         Undistributed joint venture income ..................................        (570,407)        (619,894)
         Undistributed minority interest (benefit) ...........................         (71,447)         185,301
         Shares issued for director compensation .............................          44,000           40,000
         Interest funded by construction loan ................................         431,120               --
         Changes in assets and liabilities:
            Restricted cash and investments ..................................      (1,756,463)       2,272,090
            Residential units available for sale .............................       3,099,325       10,780,276
            Prepaid and other assets .........................................       1,487,045        1,944,587
            Accrued expenses and other liabilities ...........................      (3,694,739)      (4,758,699)
                                                                                  ------------     ------------
         Net cash provided by operating activities ...........................         200,620       15,171,798
                                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .........................................        (287,257)      (1,623,664)
   Investments in joint ventures and other entities:
         Capital contributions ...............................................        (209,800)      (2,984,862)
         Returns of capital ..................................................            --          2,482,505
   Investments in notes receivable ...........................................            --           (500,000)
   Repayments of notes receivable ............................................       6,172,727        2,925,073
   Proceeds from sale of real estate assets ..................................            --         15,680,180
                                                                                  ------------     ------------
        Net cash provided by investing activities ............................       5,675,670       15,979,232
                                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from credit facilities .........................................            --         12,000,000
   Repayment of credit facility ..............................................            --        (17,000,000)
   Repayment of mortgage notes payable .......................................      (4,019,067)     (12,817,764)
   Proceeds from option exercises ............................................         676,446               --
   Distributions to minority interest ........................................         (15,232)              --
   Repurchase of common shares ...............................................            --        (36,576,192)
                                                                                  ------------     ------------
         Net cash used in financing activities ...............................      (3,357,853)     (54,393,956)
                                                                                  ------------     ------------
Net decrease in cash and cash equivalents ....................................       2,518,437      (23,242,926)
Cash and cash equivalents, beginning of period ...............................      36,148,529       36,368,706
                                                                                  ------------     ------------
Cash and cash equivalents, end of period .....................................    $ 38,666,966     $ 13,125,780
                                                                                  ============     ============
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest, including amounts
      capitalized of $1,090,921 during 2001 ..................................    $  2,645,385     $  3,350,330
                                                                                  ============     ============
   Cash paid during the period for income taxes, net of tax
      refunds ................................................................    $   (120,278)    $  1,519,615
                                                                                  ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
      Release of shares held in deferred compensation plan ...................    $     50,000
                                                                                  ============
      Other comprehensive loss; share of unrealized loss on
         interest rate protection contract purchased by joint
         venture investment, net of tax benefit ..............................    $    121,614
                                                                                  ============
      Net reclass of costs of Silver Mesa units from land, building and improvements and accumulated depreciation to residential
         units available for sale ............................................    $  4,413,808
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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of a full year's results.

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

     RECENTLY ISSUED PRONOUNCEMENTS. In August 2001, Statement of Financial Accounting Standard ("SFAS") No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS No. 144 supersedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 by the Company on January 1, 2002, did not have a material effect on its results of operations or financial position. Adoption of the standard requires a change in display of operating results as the operations of properties which are classified as held for sale or are sold subsequent to January 1, 2002 will be included as discounted operations. Even though the Company is pursuing a sale of the remaining two operating properties in the Wellsford Capital SBU (five of the seven properties have been sold during 2000 and 2001), the Company could not definitively determine that the assets would likely be sold within the one year time frame as required by SFAS No. 144. The operations of these two properties have not been classified as discontinued operations but treated as held for use and accordingly the Company recorded depreciation expense for the three and six months ended June 30, 2002. No depreciation was recorded in 2001 for these two properties.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.   SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:


     (amounts in thousands)

                                               COMMERCIAL    DEBT AND      DEVELOPMENT
                                                PROPERTY      EQUITY         AND LAND
                                              INVESTMENTS   INVESTMENTS    INVESTMENTS       OTHER*       CONSOLIDATED
                                              -----------   -----------    -----------       ------       ------------
           JUNE 30, 2002
           -------------
Investment properties:
   Real estate held for investment, net        $     --       $     --       $143,751       $     --        $143,751
   Real estate held for sale** .........             --          5,540             --             --           5,540
   Residential units available for sale              --             --          6,715             --           6,715
                                               --------       --------       --------       --------        --------
Real estate, net .......................             --          5,540        150,466             --         156,006
Notes receivable .......................             --         28,612             --             --          28,612
Investment in joint ventures ...........         57,779         38,431             --             --          96,210
Cash and cash equivalents ..............             --          5,605            378         32,684          38,667
Restricted cash and investments ........             --             --            405          8,905           9,310
Other assets ...........................             --          9,438          1,239         (1,766)          8,911
                                               --------       --------       --------       --------        --------
Total assets ...........................       $ 57,779       $ 87,626       $152,488       $ 39,823        $337,716
                                               ========       ========       ========       ========        ========
Mortgage notes payable .................       $     --       $     --       $118,143       $     --        $118,143
Accrued expenses and other liabilities .             --          3,260          2,171          8,403          13,834
Convertible Trust Preferred Securities .             --             --             --         25,000          25,000
Minority interest ......................              6             --          3,404             --           3,410
Equity .................................         57,773         84,366         28,770          6,420         177,329
                                               --------       --------       --------       --------        --------
Total liabilities and equity ...........       $ 57,779       $ 87,626       $152,488       $ 39,823        $337,716
                                               ========       ========       ========       ========        ========

        DECEMBER 31, 2001
        -----------------
Investment properties:
   Real estate held for investment, net        $     --       $     --       $150,129       $     --        $150,129
   Real estate held for sale** .........             --          5,560             --             --           5,560
   Residential units available for  sale             --             --          5,401             --           5,401
                                               --------       --------       --------       --------        --------
Real estate, net .......................             --          5,560        155,530             --         161,090
Notes receivable .......................             --         34,785             --             --          34,785
Investment in joint ventures ...........         57,790         38,017             --             --          95,807
Cash and cash equivalents ..............             11          8,217            442         27,479          36,149
Restricted cash and investments ........             --             --            949          6,604           7,553
Other assets ...........................             --          9,331          2,066           (943)         10,454
                                               --------       --------       --------       --------        --------
Total assets ...........................       $ 57,801       $ 95,910       $158,987       $ 33,140        $345,838
                                               ========       ========       ========       ========        ========
Mortgage notes payable .................       $     --       $     --       $121,731       $     --        $121,731
Accrued expenses and other liabilities .             --          3,641          3,955          9,936          17,532
Convertible Trust Preferred Securities .             --             --             --         25,000          25,000
Minority interest ......................             21             --          3,475             --           3,496
Equity .................................         57,780         92,269         29,826         (1,796)        178,079
                                               --------       --------       --------       --------        --------
Total liabilities and equity ...........       $ 57,801       $ 95,910       $158,987       $ 33,140        $345,838
                                               ========       ========       ========       ========        ========

----------

     * Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
     ** Real estate held for sale, but classified as an operating property as disclosed in footnote 2, is net of an impairment reserve of $2,175 at June 30, 2002 and December 31, 2001.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                               COMMERCIAL       DEBT AND      DEVELOPMENT
                                                PROPERTY         EQUITY        AND LAND
                                               INVESTMENTS     INVESTMENTS    INVESTMENTS       OTHER*       CONSOLIDATED
                                               -----------     -----------    -----------       ------       ------------
          FOR THE THREE MONTHS
          ENDED JUNE 30, 2002
          -------------------
Rental revenue ..........................       $     --        $    345       $  3,665        $     --        $  4,010
Revenue from sales of residential  units              --              --          2,245              --           2,245
Interest revenue ........................             --             888             --             155           1,043
Fee revenue .............................             --             152            (14)              7             145
                                                --------        --------       --------        --------        --------
Total revenues ..........................             --           1,385          5,896             162           7,443
                                                --------        --------       --------        --------        --------
Cost of sales of residential units ......             --              --          2,033              --           2,033
Operating expenses ......................             --             194          1,615              --           1,809
Depreciation and amortization ...........            110              52          1,120              19           1,301
Interest ................................             --              --          1,420              35           1,455
General and administrative ..............             --               8             --           1,650           1,658
                                                --------        --------       --------        --------        --------
Total costs and expenses ................            110             254          6,188           1,704           8,256
                                                --------        --------       --------        --------        --------
Income from joint ventures ..............            119             211             --              --             330
Minority interest benefit ...............             --              --             26              --              26
                                                --------        --------       --------        --------        --------
Income (loss) before income taxes and
   accrued distributions and amortization
   of costs on Convertible Trust
   Preferred Securities .................       $      9        $  1,342       $   (266)       $ (1,542)       $   (457)
                                                ========        ========       ========        ========        ========

          FOR THE THREE MONTHS
          ENDED JUNE 30, 2001
          -------------------
Rental revenue ..........................       $     --        $    478       $  2,961        $     --        $  3,439
Revenue from sales of residential units .             --              --          8,125              --           8,125
Interest revenue ........................             --           1,028             --             316           1,344
Fee revenue .............................             --              59             --             165             224
                                                --------        --------       --------        --------        --------
Total revenues ..........................             --           1,565         11,086             481          13,132
                                                --------        --------       --------        --------        --------
Cost of sales of residential units ......             --              --          7,159              --           7,159
Operating expenses ......................             --             326          1,058              --           1,384
Depreciation and amortization ...........          1,051               2            765              26           1,844
Interest ................................             --              45          1,051              (1)          1,095
General and administrative ..............             --              23             --           1,963           1,986
                                                --------        --------       --------        --------        --------
Total costs and expenses ................          1,051             396         10,033           1,988          13,468
                                                --------        --------       --------        --------        --------
Income from joint ventures ..............            670              89             --              --             759
Minority interest .......................             --              --            (94)             --             (94)
                                                --------        --------       --------        --------        --------
(Loss) income before income taxes and
   accrued distributions and amortization
   of costs on Convertible Trust
   Preferred Securities .................       $   (381)       $  1,258       $    959        $ (1,507)       $    329
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


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                               COMMERCIAL       DEBT AND      DEVELOPMENT
                                                PROPERTY         EQUITY        AND LAND
                                               INVESTMENTS     INVESTMENTS    INVESTMENTS       OTHER*       CONSOLIDATED
                                               -----------     -----------    -----------       ------       ------------
           FOR THE SIX MONTHS
          ENDED JUNE 30,  2002
          --------------------
Rental revenue ..........................       $     --       $    654       $  7,083        $     --        $  7,737
Revenue from sales of residential units..             --             --          4,324              --           4,324
Interest revenue ........................             --          1,806             --             305           2,111
Fee revenue .............................             --            282            (27)              7             262
                                                --------       --------       --------        --------        --------
Total revenues ..........................             --          2,742         11,380             312          14,434
                                                --------       --------       --------        --------        --------
Cost of sales of residential units ......             --             --          3,939              --           3,939
Operating expenses ......................             --            415          3,199              --           3,614
Depreciation and amortization ...........            251            107          2,168              36           2,562
Interest ................................             --              7          2,877              65           2,949
General and administrative ..............             --             19             --           3,313           3,332
                                                --------       --------       --------        --------        --------
Total costs and expenses ................            251            548         12,183           3,414          16,396
                                                --------       --------       --------        --------        --------
Income from joint ventures ..............            361            389             --              --             750
Minority interest benefit ...............             --             --             71              --              71
                                                --------       --------       --------        --------        --------
Income (loss) before income taxes and
   accrued distributions and amortization
   of costs on Convertible Trust
   Preferred Securities .................       $    110       $  2,583       $   (732)       $ (3,102)       $ (1,141)
                                                ========       ========       ========        ========        ========

          FOR THE SIX MONTHS
          ENDED JUNE 30, 2001
          -------------------
Rental revenue ..........................       $     --       $  1,263       $  6,009        $     --        $  7,272
Revenue from sales of residential units..             --             --         14,573              --          14,573
Interest revenue ........................             --          2,124             --             764           2,888
Fee revenue .............................             --             86            (13)            226             299
                                                --------       --------       --------        --------        --------
Total revenues ..........................             --          3,473         20,569             990          25,032
                                                --------       --------       --------        --------        --------
Cost of sales of residential units ......             --             --         12,810              --          12,810
Operating expenses ......................             --            889          2,014              --           2,903
Depreciation and amortization ...........          1,308              4          1,530              52           2,894
Interest ................................             --             98          2,133             (11)          2,220
General and administrative ..............             --             40             --           3,878           3,918
                                                --------       --------       --------        --------        --------
Total costs and expenses ................          1,308          1,031         18,487           3,919          24,745
                                                --------       --------       --------        --------        --------
Income from joint ventures ..............          2,690             15             --              --           2,705
Minority interest .......................             --             --           (185)             --            (185)
                                                --------       --------       --------        --------        --------
Income (loss) before income taxes and
   accrued distributions and amortization
   of costs on Convertible Trust
   Preferred Securities .................       $  1,382       $  2,457       $  1,897        $ (2,929)       $  2,807
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL
     ---------------------------------------------------

     The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.58% interest in Wellsford/Whitehall at June 30, 2002.

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,779,000 and $57,790,000 at June 30, 2002 and December 31, 2001, respectively.

     Pursuant to an amended agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $165,000 and $226,000 related to asset sales and an acquisition during the three and six months ended June 30, 2001, respectively. The Company earned fees of approximately $7,000 related to one asset sale during the three and six months ended June 30, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:


     (amounts in thousands)

 CONDENSED BALANCE SHEET DATA      JUNE 30, 2002    DECEMBER 31, 2001
 ----------------------------      -------------    -----------------
Real estate, net .............      $ 509,697          $ 511,648
Cash and cash equivalents ....         16,782             32,723
Other assets (A) .............         27,103             27,740
Total assets .................        553,582            572,111
Mortgages payable ............        102,530            111,949
Credit facility ..............        258,060            258,060
Common equity ................        184,907            183,815
Other comprehensive loss .....         (1,148)              (526)


                                   FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                   -----------------------------------    ---------------------------------
   CONDENSED OPERATING DATA            2002               2001                 2002               2001
   ------------------------            ----               ----                 ----               ----
Rental revenue (B) ...........      $  18,578          $  20,059            $  37,048          $  40,817
Interest and other income (C)             159                300                  653                754
                                    ---------          ---------            ---------          ---------
Total revenues ...............         18,737             20,359               37,701             41,571
                                    ---------          ---------            ---------          ---------
Operating expenses ...........          6,477              7,298               13,621             15,127
Depreciation and amortization           4,590              4,490                8,464              8,102
Interest .....................          5,397              6,626               10,819             12,898
General and administrative ...          1,664              1,937                3,446              3,589
                                    ---------          ---------            ---------          ---------
Total expenses ...............         18,128             20,351               36,350             39,716
(Loss) gain on sale of assets            (259)            17,603                 (259)            21,210
Impairment provision .........             --            (15,561)                  --            (15,561)
                                    ---------          ---------            ---------          ---------
Income before preferred equity
   distributions in 2001 .....      $     350          $   2,050            $   1,092          $   7,504
                                    =========          =========            =========          =========

----------

(A) Includes the marked to market value of an interest rate protection contract of $211 and $1,089 at June 30, 2002 and December 31, 2001, respectively.
(B) Includes income of $500 and a reduction in income of $110 from the straight-lining of tenant rents for the three months ended June 30, 2002 and 2001, respectively, and income of $636 and a reduction of income of $220 for the six months ended June 30, 2002 and 2001, respectively.
(C) Includes lease cancellation income of $21 for the three months ended June 30, 2002 and $321 and $312 for the six months ended June 30, 2002 and 2001, respectively.

     At June 30, 2002, Wellsford/Whitehall owned and operated 34 properties (substantially all office properties) totaling approximately 3,874,000 square feet (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

     During the six months ended June 30, 2002, Wellsford/Whitehall sold the following property:


                                  GROSS                                 SALES PRICE
                                LEASABLE     NUMBER OF                      PER
 MONTH        LOCATION         SQUARE FEET   PROPERTIES   SALES PRICE    SQUARE FOOT    GAIN (LOSS)
 -----        --------         -----------   ----------   -----------    -----------    -----------
 June      Owings Mills, MD      31,732          1        $2,900,000      $   91.39     $(259,000)
                                 ======          =        ==========      =========     =========


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At June 30, 2002, the Company had the following investments: (i) $28,612,000 of direct debt investments which bear interest at an average yield of approximately 11.69% at June 30, 2002 and had an average remaining term to maturity of approximately 4.7 years; (ii) approximately $31,439,000 in companies which were organized to invest in debt instruments, including $28,009,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,992,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,540,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at June 30, 2002.

     SECOND HOLDING

     The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $28,009,000 and $27,803,000 at June 30, 2002 and December 31, 2001, respectively.

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

     The following table presents condensed balance sheets and operating data for Second Holding:


     (amounts in thousands)


 CONDENSED BALANCE SHEET DATA     JUNE 30, 2002   DECEMBER 31, 2001
 ----------------------------     -------------   -----------------
Cash and cash equivalents ....      $    57,312      $    76,487
Investments ..................        1,210,141          926,453
Other assets (A) .............           30,779           19,943
Total assets .................        1,298,232        1,022,883
Debt .........................        1,234,439          962,465
Total equity .................           55,284           54,581


                                 FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------   ---------------------------------
  CONDENSED OPERATING DATA               2002             2001                2002             2001
  ------------------------               ----             ----                ----             ----
Interest .....................      $     9,696      $     7,323         $    18,122      $    14,074
                                    -----------      -----------         -----------      -----------
Total revenue ................            9,696            7,323              18,122           14,074
                                    -----------      -----------         -----------      -----------
Interest expense .............            8,370            6,826              15,686           12,886
Fees and other ...............              902              598               1,733            1,142
                                    -----------      -----------         -----------      -----------
Total expenses ...............            9,272            7,424              17,419           14,028
                                    -----------      -----------         -----------      -----------
Net income (loss) attributable
   to members (B) ............      $       424      $      (101)        $       703      $        46
                                    ===========      ===========         ===========      ===========

----------

(A) Other assets include interest rate swap assets with a fair value of $19,188 and $13,531 at June 30, 2002 and December 31, 2001, respectively.
(B) A partner which was admitted in the latter part of 2000 was entitled to a cumulative preference on earnings; accordingly, all fiscal 2001 income was allocable to this partner.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     At June 30, 2002, Second Holding had real estate debt and other asset-backed securities investments of approximately $1,210,141,000 and also had approximately $57,312,000 invested in commercial paper which was included in cash and cash equivalents in the Condensed Balance Sheet Data. The investment-grade assets are variable rate based and have a weighted average annual interest rate of 2.62% and 2.58% at June 30, 2002 and December 31, 2001, respectively.

     Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. At June 30, 2002, Second Holding had total debt of approximately $1,234,439,000 which is comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with a fair value of $168,258,000 at June 30, 2002 and an effective annual interest rate of LIBOR + 0.90% (2.85% at June 30, 2002) and (ii) approximately $1,070,000,000 of medium term notes with a weighted average annual interest rate of 2.03%, both of which are offset by unamortized issuance costs and discounts of approximately $3,846,000. The weighted average annual interest rate on Second Holding's debt was 2.13% and 2.15% at June 30, 2002 and December 31, 2001, respectively.

     The following table details the allocation of investments at June 30, 2002 and December 31, 2001 for Second Holding:


     (amounts in thousands)

                                                      JUNE 30, 2002           DECEMBER 31, 2001
                                                      -------------           -----------------
      SECURITY FOR INVESTMENTS (A)                  AMOUNT     PERCENT       AMOUNT      PERCENT
      ----------------------------                  ------     -------       ------      -------
Real estate ...............................      $  395,147       33%      $  334,601       36%
Corporate debt ............................         320,718       26%         135,686       15%
Sovereign debt ............................          73,000        6%          73,000        8%
Bank deposits .............................          70,000        6%          70,000        8%
Aircraft leases ...........................          70,000        6%          70,000        8%
Consumer/trade receivables ................          45,000        3%          33,500        3%
Fuel/oil receivables ......................          35,000        3%          35,000        3%
Other asset-backed securities .............         201,276       17%         174,666       19%
                                                 ----------      ---       ----------      ---
                                                 $1,210,141      100%      $  926,453      100%
                                                 ==========      ===       ==========      ===

 STANDARD & POOR'S RATINGS OF INVESTMENTS
 ----------------------------------------
AAA .......................................      $  885,647       73%      $  759,241       82%
AA+ .......................................          25,000        2%              --        0%
AA ........................................          75,750        6%          42,750        5%
AA- .......................................         102,731        8%          28,000        3%
A+ ........................................           7,000        1%              --        0%
A .........................................          79,749        7%          60,210        7%
A- ........................................          34,264        3%          34,441        3%
Other .....................................              --        0%           1,811        0%
                                                 ----------      ---       ----------      ---
                                                 $1,210,141      100%      $  926,453      100%
                                                 ==========      ===       ==========      ===

----------
(A) Investments may be secured by the assets, interests in such assets or their respective economic benefit.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     VALUE PROPERTY TRUST ("VLP")

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four other properties were sold during 2001, leaving two properties unsold at December 31, 2001. The net book value of the two unsold properties was approximately $5,540,000 at June 30, 2002, net of the remaining impairment reserve of $2,175,000. During the three months ended March 31, 2002, the Company could not definitively determine that the assets would likely be sold within the one year time frame as required by SFAS No. 144 and treated the properties as held for use. Accordingly, the Company recorded depreciation expense of $50,000 and $103,000 related to these two properties during the three and six months ended June 30, 2002, respectively. No depreciation was recorded in 2001 for these two properties.

     DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ------------------------------------------------------

     At June 30, 2002, the Company had an 85.85% interest as the managing owner in a five-phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. The first, second and fourth phases containing 1,184 units are completed and operational. The 264 unit third phase is being converted into condominiums. The land for the remaining approximate 352 unit fifth phase is being held for possible future development.

     Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and through June 30, 2002, 125 of the Silver Mesa units were sold. The following table provides information regarding the sale of units for the three and six months ended June 30, 2002 and 2001:


                                      FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                     ---------------------------      -----------------------
                                         2002            2001            2002            2001
                                         ----            ----            ----            ----
Number of units sold ...........              11              38              20              70
Gross proceeds .................     $ 2,245,000     $ 8,125,000     $ 4,324,000     $14,573,000
Pre-tax gains ..................     $   212,000     $   966,000     $   385,000     $ 1,763,000
Principal paydown on Silver Mesa
   Conversion Loan .............     $ 1,872,000     $ 6,994,000     $ 3,613,000     $12,438,000


     In January 2002, the Company reclassified net costs of approximately $4,414,000 for 28 units at Silver Mesa to residential units available for sale from land, building and improvements and accumulated depreciation to replenish the sales inventory. The remaining 108 units at Silver Mesa continue to be included in rental operations (55% occupied at June 30, 2002) and sections will be transferred into the sales inventory in the future as the inventory has to be further replenished. The Company will transfer a 30 unit section during July 2002.

4.   COMMITMENTS

     The Company recorded a charge of approximately $3,527,000 during the fourth quarter of 2001 related to the retirement of the Company's President and other personnel changes. The Company made payments of $2,767,000 by June 30, 2002 reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000; such remaining amount is expected to be paid during the first quarter of 2003. The Company utilized available cash for these payments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

5.   SHAREHOLDERS' EQUITY

     The Company did not declare or distribute any dividends for the three or six months ended June 30, 2002 and 2001.

     The following table details the components of comprehensive (loss) income:


                                               FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                               --------------------------        ------------------------
                                                  2002            2001             2002             2001
                                                  ----            ----             ----             ----
Net (loss) income .......................     $  (893,386)     $   178,709     $(1,969,800)     $ 1,842,191
Share of unrealized loss on interest rate
   protection contract purchased by joint
   venture investment, net of income tax
   benefit ..............................         (79,777)              --        (121,614)              --
                                              -----------      -----------     -----------      -----------
Comprehensive (loss) income .............     $  (973,163)     $   178,709     $(2,091,414)     $ 1,842,191
                                              ===========      ===========     ===========      ===========


6.   INCOME TAXES

     The income tax expense and benefit for the three and six months ended June 30, 2002, respectively, results from expected refundable income taxes arising from the losses for the periods, offset by minimum state and local taxes based upon capital of the Company. The income tax provision for the three and six months ended June 30, 2001 reflects (i) the reduction in the valuation allowance attributable to the utilization of the net operating loss carryforwards for Federal income tax purposes and (ii) the reversal, during the three months ended March 31, 2001, of previously recorded state income tax liabilities of $265,000 (before Federal tax cost), as a result of the availability of net loss carryforwards in one state.

7.   EARNINGS PER SHARE

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     EARNINGS PER SHARE (CONTINUED)

     The following table details the computation of earnings per share, basic and diluted:


                                                         FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                   ----------------------------     ----------------------------
                                                       2002             2001            2002             2001
                                                       ----             ----            ----             ----
Numerator for net (loss) income per common
   share, basic and diluted ..................     $  (893,386)     $   178,709     $(1,969,800)     $ 1,842,191
                                                   ===========      ===========     ===========      ===========
Denominator:
   Denominator for net (loss) income per
      common share, basic--weighted average
      common shares ..........................       6,437,390        7,864,302       6,423,397        8,106,616
   Effect of dilutive securities:
        Employee stock options ...............              --            9,025              --            9,088
        Convertible Trust Preferred Securities              --               --              --               --
                                                   -----------      -----------     -----------      -----------
   Denominator for net income per common
      share, diluted--weighted average
      common shares ..........................       6,437,390        7,873,327       6,423,397        8,115,704
                                                   ===========      ===========     ===========      ===========
Net (loss) income per common share, basic ....     $     (0.14)     $      0.02     $     (0.31)     $      0.23
                                                   ===========      ===========     ===========      ===========
Net (loss) income per common share, diluted ..     $     (0.14)     $      0.02     $     (0.31)     $      0.23
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

COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.58% interest in Wellsford/Whitehall at June 30, 2002.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,779,000 and $57,790,000 at June 30, 2002 and December 31, 2001, respectively.

Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $165,000 and $226,000 related to asset sales and an acquisition during the three and six months ended June 30, 2001, respectively. The Company earned fees of approximately $7,000 related to one asset sale during the three and six months ended June 30, 2002.

At June 30, 2002, Wellsford/Whitehall owned and operated 34 properties (substantially all office properties) totaling approximately 3,874,000 square feet (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

During the six months ended June 30, 2002, Wellsford/Whitehall sold the following property:



                                  GROSS                                 SALES PRICE
                                LEASABLE     NUMBER OF                      PER
 MONTH        LOCATION         SQUARE FEET   PROPERTIES   SALES PRICE    SQUARE FOOT    GAIN (LOSS)
 -----        --------         -----------   ----------   -----------    -----------    -----------
 June      Owings Mills, MD      31,732          1        $2,900,000      $   91.39     $(259,000)
                                 ======          =        ==========      =========     =========


Wellsford/Whitehall entered into 17 leases pertaining to new, renewal and expansion space during the six months ended June 30, 2002 for approximately 109,000 square feet at a weighted average base rate of $26.58 per square foot. Ten leases for approximately 42,000 square feet at a weighted average base rate of $27.45 per square feet were signed during the three months ended June 30, 2002.

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

At June 30, 2002, the Company had the following investments: (i) $28,612,000 of direct debt investments which bear interest at an average yield of approximately 11.69% at June 30, 2002 and had an average remaining term to maturity of approximately 4.7 years; (ii) approximately $31,439,000 in companies which were organized to invest in debt instruments, including $28,009,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,992,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,540,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at June 30, 2002.

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

At June 30, 2002, the Company had an 85.85% interest as the managing owner in a five-phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases containing 1,184 units are completed and operational. The 264 unit third phase is being converted into condominiums. The Company has sold 125 units as of June 30, 2002 and 108 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. During July 2002, 30 units were transferred to condominium sales inventory leaving 78 units available for rent. The land for the remaining approximate 352 unit fifth phase is being held for possible future development.

OTHER SEGMENT INFORMATION

The following table provides occupancy rates by SBU as of each specified date:

                       COMMERCIAL PROPERTY   DEBT AND EQUITY   DEVELOPMENT AND
                           OPERATIONS          INVESTMENTS*   LAND INVESTMENTS
                           ----------          ------------   ----------------
June 30, 2002.......           71%                 62%               84%
March 31, 2002......           70%                 62%               76%
December 31, 2001...           69%                 62%               77%
June 30, 2001.......           82%                 60%               86%
March 31, 2001......           90%                 66%               88%
December 31, 2000...           87%                 74%               93%

----------

* Occupancy rates for the remaining assets acquired from Value Property Trust ("VLP") held in this SBU.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Rental revenue increased $571,000. This increase is due to the commencement of operations effective January 1, 2002 at the Green River phase at Palomino Park in the Wellsford Development SBU ($1,048,000), offset by (i) reduced rental revenue from Silver Mesa as 28 fewer units were classified as rental units than in the corresponding prior period (as such units became part of sales inventory) ($206,000), (ii) decreased occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($138,000) and (iii) the sale of VLP properties in the Wellsford Capital SBU during 2001, including one in May 2001 and another in December 2001 ($133,000).

Revenues from sales of residential units and the associated cost of sales from such units were $2,245,000 and $2,033,000, respectively, from 11 sales during the three months ended June 30, 2002 and were $8,125,000 and $7,159,000, respectively, from 38 sales during the corresponding 2001 period. The magnitude of the 2001 sales in excess of 2002 is due to the surfeit of contracts which were closed after receipt of final approvals and releases in February 2001 to begin the condominium sales process and the general and local economic environment. The decline in gross profit per unit during the 2002 period results generally from sales price concessions and sales of lower priced units.

Interest revenue decreased $302,000. This decrease is due to reduced interest earned on cash of $163,000 from lower interest rates during the current period versus the comparable 2001 period and reduced interest income earned on loans of $139,000 as a portion of the loan balances outstanding during the second quarter 2001 were subsequently repaid in full or amortized during the latter part of 2001 and during the first six months of 2002.

Fee revenue decreased $78,000. Such decrease resulted from reduced transaction fees payable by Whitehall from sales of properties by Wellsford/Whitehall and certain asset purchases by a related entity as such fees amounted to $164,000 for the 2001 period, with only $7,000 earned in the corresponding 2002 period, offset by an increase in the Company's management fees for its role in the Second Holding investment of $79,000 from increased assets under management in that venture.

Property operating and maintenance expense increased $356,000. This increase is the result of (i) the commencement of operations at Green River on January 1, 2002 ($272,000), (ii) increased property level payroll, insurance and retenanting costs plus the cessation of capitalization of certain costs at Gold Peak commencing January 1, 2002 ($169,000) offset by (iii) the operating expenses from the four VLP properties sold in 2001 ($85,000).

The increase in real estate taxes of $83,000 is due to the commencement of operations at Green River ($88,000) and the cessation of cost capitalization on the undeveloped Gold Peak land ($47,000), offset by decreases in taxes for the Blue Ridge, Red Canyon and Silver Mesa operational phases ($42,000) and a decrease in real estate taxes from the sale of VLP properties during 2001 ($10,000).

Depreciation and amortization expense decreased $543,000. This decrease is primarily attributable to reduced amortization of joint venture costs as only one property was sold by Wellsford/Whitehall during the 2002 period whereas two properties were sold and a large property was subject to an impairment provision in the prior year's comparable period ($941,000) and reduced basis from the transfer of 28 units at Silver Mesa from operations to residential units available for sale ($36,000), offset by the commencement of depreciation on the Green River rental phase ($378,000) and depreciation on the two unsold VLP properties due to a change in accounting classification under the application of SFAS No. 144, effective January 1, 2002, to operating ($50,000).

Property management expenses decreased $15,000. Such decrease is due to the sale of the VLP properties during 2001 and the assumption of certain asset management duties by the Company in April 2002, which were previously performed by a third party for the VLP properties ($39,000), plus decreased rental revenues from lower occupancy at Blue Ridge, Red Canyon and Silver Mesa ($8,000), partially offset by the commencement of operations at Green River ($32,000).

Interest expense increased $360,000. This increase is primarily attributable to the cessation of capitalized interest in 2002 at Palomino Park ($503,000 was capitalized in the 2001 period) and interest on the Green River Construction Loan ($305,000), which was incurred beginning January 1, 2002. Such amounts are offset by reduced interest expense from a lower outstanding balance and a reduced interest rate on the Silver Mesa Conversion Loan ($338,000), reduced interest on the Palomino Park Bonds from a lower base interest rate in 2002 ($53,000), the expiration of the Wellsford Finance Facility in January 2002 (which had up to $12,000,000 outstanding for a portion of the 2001 period) ($44,000) and lower interest on the Blue Ridge and Red Canyon fixed rate loans from lower average outstanding balances due to principal amortization ($13,000).

General and administrative expenses decreased $328,000. This decrease is primarily the result of an expense reduction program implemented by management in 2001 which resulted in reduced salaries and related benefits and lower net occupancy costs.

Income from joint ventures decreased $429,000. This decrease is primarily due to the Company's share of 2001 gains from property sales, net of impairment provisions, at Wellsford/Whitehall of $772,000, with the Company's share of a loss of $82,000 from one sale during the second quarter of 2002, offset by an increase in the Company's share of Wellsford/Whitehall operations of $303,000 and an increase in the Company's share of earnings from Second Holding of $121,000 as a result of change in the allocation of income for the members of the venture effective January 1, 2002; the Company was not allocated any income from Second Holding during the 2001 period.

Minority interest changed $120,000 from an expense of $94,000 in 2001 to a benefit of $26,000 in 2002, primarily attributable to fewer sales of residential units at Silver Mesa and lower economic and physical occupancy at Palomino Park, which resulted in a loss for the Wellsford Development SBU during the 2002 period.

Income taxes changed from a benefit of $193,000 in 2001 to an expense of $16,000 in 2002, primarily from a reversal of a provision recorded in the first quarter of 2001 as a result of available net operating loss carryforwards for Federal income tax purposes.

The decrease in net (loss) income per share, basic and diluted of $0.16 per share is attributable to a current period loss of $893,000 whereas in the 2001 period, the Company reported income of $179,000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Rental revenue increased $464,000. This increase is due to the commencement of operations effective January 1, 2002 at the Green River phase at Palomino Park ($1,858,000), offset by (i) the sale of four of the VLP properties in the Wellsford Capital SBU during 2001 including two during January 2001, one in May 2001 and the fourth in December 2001 ($609,000), (ii) decreased occupancy at the Blue Ridge and Red Canyon phases at Palomino Park in the Wellsford Development SBU ($438,000) and (iii) reduced rental revenue from Silver Mesa as 28 fewer units were classified as rental units than in the corresponding prior period (as such units became part of sales inventory) ($347,000).

Revenues from sales of residential units and the associated cost of sales from such units were $4,324,000 and $3,939,000, respectively, from 20 sales during the six months ended June 30, 2002 and were $14,573,000 and $12,810,000, respectively, from 70 sales during the corresponding 2001 period. The magnitude of the 2001 sales in excess of 2002 is due to the surfeit of contracts which were closed after receipt of final approvals and releases in February 2001 to begin the condominium sales process and the general and local economic environment. The decline in gross profit per unit during the 2002 period results primarily from sales price concessions.

Interest revenue decreased $777,000. This decrease is due to reduced interest earned on cash of $460,000 from lower interest rates during the current period versus the comparable 2001 period, and reduced interest income earned on loans of $317,000 as a portion of the loan balances outstanding during the first six months of 2001 were subsequently repaid in full or amortized during the latter part of 2001 and during the first six months of 2002.

Fee revenue decreased $37,000. Such decrease resulted from reduced transaction fees payable by Whitehall from sales of properties by Wellsford/Whitehall and certain asset purchases by a related entity as such fees amounted to $226,000 for the 2001 period, with only $7,000 earned in the corresponding 2002 period, offset by an increase in the Company's management fees for its role in the Second Holding investment of $182,000 from increased assets under management in that venture.

Property operating and maintenance expense increased $678,000. This increase is the result of (i) the commencement of operations at Green River on January 1, 2002 ($541,000), (ii) increased property level payroll, insurance and retenanting costs plus the cessation of capitalization of certain costs at Gold Peak commencing January 1, 2002 ($439,000), offset by (iii) the operating expenses from the four VLP properties sold in 2001 ($302,000).

The increase in real estate taxes of $82,000 is due to the commencement of operations at Green River ($176,000) and the cessation of cost capitalization on the undeveloped Gold Peak land ($94,000), offset by decreases in taxes for the Blue Ridge, Red Canyon and Silver Mesa operational phases ($98,000) and a decrease in real estate taxes from the sale of four VLP properties during 2001 ($90,000).

Depreciation and amortization expense decreased $333,000. This decrease is primarily attributable to reduced amortization of joint venture costs as only one property was sold by Wellsford/Whitehall during the 2002 period whereas seven properties were sold and a large property was subject to an impairment provision in the prior year's comparable period ($1,058,000) and reduced basis from the transfer of 28 units at Silver Mesa from operations to residential units available for sale ($72,000), offset by the commencement of depreciation on the Green River rental phase ($690,000) and depreciation on the two unsold VLP properties due to a change in accounting classification under the application of SFAS No. 144, effective January 1, 2002, to operating ($103,000).

Property management expenses decreased $48,000. Such decrease is due to the sale of the four VLP properties during 2001 and the assumption of certain asset managment duties by the Company in April 2002, which were previously performed by a third party for the VLP properties ($82,000), plus decreased rental revenues from lower occupancy at Blue Ridge, Red Canyon and Silver Mesa ($22,000), partially offset by the commencement of operations at Green River ($56,000).

Interest expense increased $729,000. This increase is primarily attributable to the cessation of interest capitalization in 2002 at Palomino Park ($1,203,000 was capitalized in the 2001 period) and interest on the Green River Construction Loan ($637,000), which was charged to operations beginning January 1, 2002. Such amounts are offset by reduced interest expense from a lower outstanding balance and a reduced interest rate on the Silver Mesa Conversion Loan ($884,000), reduced interest on the Palomino Park Bonds from a lower base interest rate in 2002 ($110,000), the expiration of the Wellsford Finance Facility in January 2002 (which had up to $12,000,000 of outstanding balances for portions of the 2001 period) ($92,000) and lower interest on the Blue Ridge and Red Canyon fixed rate loans from lower average outstanding balances due to principal amortization ($25,000).

General and administrative expenses decreased $586,000. This decrease is primarily the result of an expense reduction program implemented by management in 2001 which resulted in reduced salaries and related benefits and lower net occupancy costs.

Income from joint ventures decreased $1,955,000. This decrease is due to the Company's share of 2001 gains from property sales, net of impairment provisions, at Wellsford/Whitehall of $2,179,000, with the Company's share of a loss of $82,000 from one sale during the 2002 period and a decrease in the Company's share of Wellsford/Whitehall operations of $68,000, offset by an increase in the Company's share of earnings from Second Holding of $374,000 as a result of change in the allocation of income for the members of the venture effective January 1, 2002; the Company was not allocated any income from Second Holding during the 2001 period.

Minority interest changed $257,000 from an expense of $185,000 in 2001 to a benefit of $71,000 in 2002, primarily attributable to fewer sales of residential units at Silver Mesa and lower economic and physical occupancy at Palomino Park, which resulted in a loss for the Wellsford Development SBU during the 2002 period.

Income taxes changed $283,000 from an expense of $272,000 in 2001 to a benefit of $11,000 in 2002, primarily from the Company having a loss resulting in refundable income taxes in the 2002 fiscal period compared to a profit in the corresponding period in 2001. The 2001 period provision was reduced by a $265,000 reversal of previously accrued state taxes as a result of net operating loss carryforwards being available in one state.

The decrease in net (loss) income per share, basic and diluted of $0.54 per share is attributable to a current period loss of $1,970,000 whereas in the 2001 period, the Company reported income of $1,842,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements generally through its available cash, sales of properties and distributions of cash from Wellsford/Whitehall, sales of residential units in the Wellsford Development SBU and cash flow provided by operations.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages and maturing construction debt, financing acquisitions and development, financing capital improvements and joint venture loan requirements through the use of available cash, repayments of notes receivable at maturity, sales of properties in the Wellsford/Whitehall SBU, the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations and tenant improvements to its properties with available cash, operating cash flow from its properties, financing available under the Wellsford/Whitehall GECC Facility, proceeds from any asset sales, financings of unencumbered assets, refinancing of existing loans and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had completed funding their entire respective capital commitments. The additional financing/preferred equity commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. At June 30, 2002, Wellsford/Whitehall's cash and cash equivalents balance was approximately $16,782,000 and restricted cash available for certain capital improvements was approximately $6,000,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds and medium term notes.

The  Company's   retained   earnings   included   approximately   $2,034,000  of
undistributed   earnings  from  Second   Holding  at  June  30,  2002,  as  such
distributions are limited to 48% of earnings.

WORLD TRADE CENTER BONDS

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC
Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in towers 1 and 2 and the office components of buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism and such insurance is from a consortium of 22 insurers. As of June 30, 2002, the rating agencies did not change their ratings on the WTC Certificates and all payments of interest were current. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

RESTRUCTURING CHARGE

The Company recorded a charge of approximately $3,527,000 during the fourth quarter of 2001 related to the retirement of the Company's President and other personnel changes. The Company made payments of $2,767,000 by June 30, 2002 reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000; such remaining amount is expected to be paid during the first quarter of 2003. The Company utilized available cash for these payments.

CAPITAL COMMITMENTS

At June 30, 2002, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments, subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At June 30, 2002, capital commitments are as follows:


         COMMITMENT                       AMOUNT
         ----------                       ------
Wellsford/Whitehall...............  $    4,000,000  (A)
Clairborne Prudential equity......      10,208,000  (B)
Reis..............................         420,000  (C)

----------

(A) The Company could provide for up to 40% of a $10,000,000 loan to, or preferred equity in, the venture with Whitehall committed to fund the remaining $6,000,000.
(B) Capital calls are subject to the Company's approval of such investments. This commitment expires December 31, 2002.
(C) In June 2002, the Company provided $210,000 to Reis, resulting in a remaining commitment of $420,000. This funding was the Company's share of an additional $667,000 capital subscription to Reis from the group of investors who also contributed capital in April 2000. The other investors have a remaining aggregate commitment of $913,000.

STOCK REPURCHASE PROGRAM

On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of June 30, 2002; none during the six months ended June 30, 2002.

WELLSFORD FINANCE FACILITY

During January 2002, the Wellsford Finance Facility expired.

PROPERTY SALES

During the three months ended June 30, 2002, 11 residential units were sold and the Company received net proceeds of approximately $203,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $1,872,000 and selling costs. During the six months ended June 30, 2002, 20 residential units were sold and the Company received net proceeds of approximately $386,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $3,613,000 and selling costs. Net proceeds received by the Company from the above sales are available for working capital purposes.

CASH FLOWS
----------

FOR THE SIX MONTHS ENDED JUNE 30, 2002

Cash flow provided by operating activities of $201,000 primarily consists of (i) a net decrease in residential units available for sale of $3,099,000, (ii) depreciation and amortization of $2,580,000, (iii) a decrease in prepaid and other assets of $1,487,000, (iv) amortization of deferred compensation of $622,000 and (v) interest funded by a construction loan of $431,000 almost entirely offset by (vi) a net loss of $1,970,000, (vii) a decrease in accrued expenses and other liabilities of $3,695,000, (viii) an increase in restricted cash and investments of $1,756,000 and (ix) undistributed joint venture income of $570,000.

Cash flow provided by investing activities of $5,676,000 consists of repayments of notes receivable of $6,173,000, offset by additional investments in real estate assets of $287,000 and a capital contribution to Reis of $210,000.

Cash flow used in financing activities of $3,358,000 consists of principal payments of mortgage notes payable of $4,019,000 (including $3,613,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by proceeds received upon the exercise of options of $676,000.

FOR THE SIX MONTHS ENDED JUNE 30, 2001

Cash flow provided by operating activities of $15,172,000 primarily consists of $1,842,000 of net income plus (i) a decrease in residential units available for sale of $10,780,000, (ii) depreciation and amortization of $2,902,000, (iii) a decrease in restricted cash of $2,272,000, (iv) a decrease in prepaid and other assets of $1,945,000, (v) amortization of deferred compensation of $584,000 and
(vi) undistributed minority interest of $185,000, offset by (vii) decreases in accrued expenses and other liabilities of $4,759,000 and (viii) undistributed joint venture income of $620,000.

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

Cash flow used in financing activities of $54,394,000 consists of (i) the repurchase of common shares of $36,576,000, (ii) repayments on the Wellsford Finance Facility of $17,000,000 and (iii) principal payments of mortgage notes payable of $12,818,000 (including $12,438,000 for the Silver Mesa Conversion
Loan), partially offset by borrowings on the Wellsford Finance Facility of $12,000,000.

ENVIRONMENTAL
-------------

In December 2001, the Company submitted a report to the New Hampshire Department of Environmental Services ("NHDES") that summarized the findings of an environmental testing firm consultant engaged by the Company with respect to groundwater and surface water monitoring and testing which took place during 2001 on one of its owned properties. The NHDES responded in January 2002 with concerns about surface water contamination, volatile organic chemical ("VOC") migration off of the property and air quality. The NHDES mandated further testing before a remediation action plan is considered. Further preliminary testing conducted by the environmental testing firm since the NHDES response suggests that the surface water contamination is caused by the groundwater contamination and that the VOC contamination may be migrating off of the property. These results, along with a "Scope of Work" plan for additional required tests, were submitted to the NHDES in February 2002. In June 2002, the NHDES responded to the Company's most recent submission as well as renewed the Groundwater Monitoring Permit with certain stipulations. Again, the concerns expressed by the NHDES related to indoor air quality, contaminant migration offsite and surface water contamination. Consequently, the NHDES has mandated certain additional tests and has requested that an additional "Scope of Work" plan with regard to the additional testing be submitted by August 1, 2002. The Company and its environmental consultant have submitted such plan, and once approved by the NHDES, the additional testing will commence. At this time, it is too early to conclude the form of remediation that will be required, if any, or the cost thereof, but in all likelihood, if remediation is required, it will be a more aggressive and costly one than natural attenuation.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainty pertaining to the WTC Certificates, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from Standard & Poor's and Fitch; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties under contract; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

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


(amounts in thousands, except per share amounts)
                                                                   EFFECT OF 1%
                                                     BALANCE AT   INCREASE IN BASE
                                                      JUNE 30,     RATE ON INCOME
                                                        2002         (EXPENSE)
                                                        ----         ---------
Consolidated assets and liabilities:
   Notes receivable:
      Fixed rate ...............................     $  28,612      $      --
                                                     =========      ---------
   Mortgage notes payable:
      Variable rate ............................     $  59,598           (596)
      Fixed rate ...............................        58,545             --
                                                     ---------      ---------
                                                     $ 118,143           (596)
                                                     =========      ---------
   Convertible Trust Preferred Securities:
      Fixed rate ...............................     $  25,000             --
                                                     =========      ---------
Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate .........................     $ 618,457          6,185
                                                     =========
      Debt:
         Variable rate .........................     $ 623,309         (6,233)
                                                     =========      ---------
      Net effect from Second Holding
                                                                          (48)
                                                                    ---------
   Wellsford/Whitehall:
      Debt:
         Variable rate .........................     $      --             --
         Variable rate, with LIBOR cap (A) .....        88,244           (882)
         Fixed rate ............................        29,236             --
                                                     ---------      ---------
                                                     $ 117,480
                                                     =========
      Effect from Wellsford/Whitehall ..........                         (882)
                                                                    ---------
   Fordham Tower:
      Investment:
         Fixed rate ............................     $   3,400             --
                                                     =========      ---------
Net decrease in annual income, before income tax
   benefit .....................................                       (1,526)
Income tax benefit .............................                          610
                                                                    ---------
Net decrease in annual net income ..............                    $    (916)
                                                                    =========
Per share, basic and diluted ...................                    $   (0.14)
                                                                    =========

----------

(A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in effect 30-day LIBOR contract of 1.84% at June 30, 2002.

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

                  None.

          ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

                  None.

          ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On May 28, 2002, the Company held its annual meeting of shareholders. A total of 5,418,888 common shares, representing approximately 84.3% of the 6,425,469 common shares outstanding and entitled to vote (including 169,903 class A-1 common shares), as of the record date (April 24, 2002) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and class A-1 common shares are hereinafter referred to as the "Common Shares".

                  At the meeting, Jeffrey H. Lynford, Douglas Crocker II and Mark S. Germain were elected as directors to serve terms of three years expiring at the 2005 annual meeting of shareholders or, until their respective successors are duly elected and qualify. Each of the elected directors received the affirmative vote of at least 5,303,951 Common Shares. These elected directors join the following existing directors until their terms expire: Martin Bernstein, Richard S. Frary and Meyer "Sandy" Frucher, whose terms expire in 2003; Edward Lowenthal and Rodney F. Du Bois, whose terms expire in 2004.

                  The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002 by the affirmative vote of 5,271,764 Common Shares. Votes cast against the proposal were 144,245 Common Shares and 2,879 Common Shares abstained from voting.

          ITEM 5: OTHER INFORMATION.

                  None.

          ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits filed with this Form 10-Q:

               10.106 Second Amended and Restated Employment  Agreement dated as of June 25, 2002 between Wellsford Real Properties, Inc. and David M. Strong.

          (b)  Reports on Form 8-K.

               During  the  quarter   ended  June  30,  2002,   Wellsford   Real
               Properties, Inc. filed the following reports on Form 8-K:

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

Dated:   August 7, 2002