Form 10-Q
period 2002-09-30
WELLSFORD REAL PROPERTIES INC
filed 2002-11-12
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2002
                                ------------------------------------------------

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


                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                   13-3926898
----------------------------------      ----------------------------------------
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

The number of the registrant's shares of common stock outstanding was 6,450,586 as of November 7, 2002 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 2002 (unaudited)
               and December 31, 2001.........................................3

           Consolidated Statements of Operations (unaudited) for the
               Three and Nine Months Ended September 30, 2002 and 2001.......4

           Consolidated Statements of Cash Flows (unaudited) for the
               Nine Months Ended September 30, 2002 and 2001.................5

           Notes to Consolidated Financial Statements (unaudited)............6

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................19

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......30

  Item 4.  Controls and Procedures..........................................31

PART II. OTHER INFORMATION:

  Item 1.  Legal Proceedings................................................32

  Item 6.  Exhibits and Reports on Form 8-K.................................32

  Signatures        ........................................................33

  Certifications    ........................................................34

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                          2002                 2001
                                                                          ----                 ----
                                                                      (UNAUDITED)
ASSETS
Real estate assets, at cost:
   Land ........................................................      $  21,481,825       $  23,113,670
   Buildings and improvements ..................................        130,693,262         139,223,965
                                                                      -------------       -------------
                                                                        152,175,087         162,337,635
   Less:
      Accumulated depreciation .................................        (12,813,642)         (9,873,232)
      Impairment reserve .......................................         (2,174,853)         (2,174,853)
                                                                      -------------       -------------
                                                                        137,186,592         150,289,550
   Residential units available for sale ........................         10,417,911           5,400,951
   Construction in progress ....................................          5,410,831           5,399,631
                                                                      -------------       -------------
                                                                        153,015,334         161,090,132
Notes receivable ...............................................         28,612,000          34,784,727
Investment in joint ventures ...................................         96,135,896          95,806,509
                                                                      -------------       -------------
Total real estate and investments ..............................        277,763,230         291,681,368
Cash and cash equivalents ......................................         38,949,484          36,148,529
Restricted cash and investments ................................          9,294,864           7,553,159
Prepaid and other assets .......................................          9,191,125          10,455,101
                                                                      -------------       -------------
Total assets ...................................................      $ 335,198,703       $ 345,838,157
                                                                      =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ......................................      $ 115,446,817       $ 121,730,604
   Accrued expenses and other liabilities, including
     the liability for deferred compensation of
     $8,821,239 and $6,604,106 .................................         14,512,545          17,532,211
                                                                      -------------       -------------
Total liabilities ..............................................        129,959,362         139,262,815
                                                                      -------------       -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely
   8.25% junior subordinated debentures of Wellsford Real
   Properties, Inc. ("Convertible Trust Preferred   Securities")         25,000,000          25,000,000

Minority interest ..............................................          3,396,756           3,496,640

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
     $.01 par value per share, 2,000,000 shares authorized,
     no shares issued and outstanding ..........................                 --                  --
Common stock, 98,825,000 shares authorized, $.02 par
     value per share - 6,279,303 and 6,235,338 shares
     issued and outstanding ....................................            125,586             124,707
Class A-1 common stock, 175,000 shares authorized,
     $.02 par value per share - 169,903 shares
     issued and outstanding ....................................              3,398               3,398
   Paid in capital in excess of par value ......................        162,777,526         162,083,959
   Retained earnings ...........................................         21,221,310          23,989,504
   Accumulated other comprehensive loss; share of unrealized
     loss on interest rate protection contract purchased by
     joint venture investment, net  of income tax benefit ......           (247,604)           (102,736)
   Deferred compensation .......................................           (588,497)         (1,520,996)
   Treasury stock, 314,810 and 317,997 shares ..................         (6,449,134)         (6,499,134)
                                                                      -------------       -------------
Total shareholders' equity .....................................        176,842,585         178,078,702
                                                                      -------------       -------------
Total liabilities and shareholders' equity .....................      $ 335,198,703       $ 345,838,157
                                                                      =============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                     -------------                       -------------
                                                               2002               2001               2002               2001
                                                               ----               ----               ----               ----
REVENUES
   Rental revenue ..................................      $  4,162,799       $  3,337,914       $ 11,899,563       $ 10,610,284
   Revenue from sales of residential units .........         2,977,451          3,904,750          7,301,305         18,477,550
   Interest revenue ................................         1,002,588          1,180,366          3,113,400          4,068,670
   Fee revenue .....................................           200,082            183,762            462,091            482,404
                                                          ------------       ------------       ------------       ------------
      Total revenues ...............................         8,342,920          8,606,792         22,776,359         33,638,908
                                                          ------------       ------------       ------------       ------------

COSTS AND EXPENSES
   Cost of sales of residential units ..............         2,699,273          3,514,233          6,637,991         16,324,229
   Property operating and maintenance ..............         1,540,740            871,668          4,136,324          2,789,067
   Real estate taxes ...............................           372,374            312,050          1,138,636            996,172
   Depreciation and amortization ...................         1,333,702          1,189,348          3,895,365          4,083,800
   Property management .............................           128,900            130,480            381,587            431,549
   Interest ........................................         1,455,288          1,125,425          4,404,098          3,345,246
   General and administrative ......................         1,649,572          1,914,666          4,981,412          5,832,398
                                                          ------------       ------------       ------------       ------------
      Total costs and expenses .....................         9,179,849          9,057,870         25,575,413         33,802,461
                                                          ------------       ------------       ------------       ------------
Income (loss) from joint ventures ..................           505,283           (763,377)         1,255,068          1,941,497
                                                          ------------       ------------       ------------       ------------
(Loss) income before minority interest, income taxes
   and accrued distributions and amortization of
   costs on Convertible Trust Preferred Securities .          (331,646)        (1,214,455)        (1,543,986)         1,777,944

Minority interest benefit (expense) ................            13,206            (44,570)            84,653           (229,871)
                                                          ------------       ------------       ------------       ------------
(Loss) income before income taxes and accrued
   distributions and amortization of costs on
   Convertible Trust Preferred Securities ..........          (318,440)        (1,259,025)        (1,459,333)         1,548,073
Income tax expense .................................            60,000            122,000             49,000            394,000
                                                          ------------       ------------       ------------       ------------
(Loss) income before accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities ............................          (378,440)        (1,381,025)        (1,508,333)         1,154,073
Accrued distributions and amortization of costs
   on Convertible Trust Preferred Securities,
   net of income tax benefit of $105,000, $178,000,
   $315,000 and $535,000, respectively .............           419,954            346,954          1,259,861          1,039,861
                                                          ------------       ------------       ------------       ------------
Net (loss) income ..................................      $   (798,394)      $ (1,727,979)      $ (2,768,194)      $    114,212
                                                          ============       ============       ============       ============
Net (loss) income per common share, basic ..........      $      (0.12)      $      (0.27)      $      (0.43)      $       0.02
                                                          ============       ============       ============       ============
Net (loss) income per common share, diluted ........      $      (0.12)      $      (0.27)      $      (0.43)      $       0.02
                                                          ============       ============       ============       ============
Weighted average number of common shares
   outstanding, basic ..............................         6,449,206          6,333,094          6,432,094          7,508,946
                                                          ============       ============       ============       ============
Weighted average number of common shares
   outstanding, diluted ............................         6,449,206          6,333,094          6,432,094          7,524,593
                                                          ============       ============       ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                                -------------
                                                                           2002               2001
                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ...........................................      $ (2,768,194)      $    114,212
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .........................         3,923,351          3,928,786
         Amortization of deferred compensation .................           932,499            854,923
         Distributions in excess of joint venture income .......                --            989,407
         Undistributed joint venture income ....................          (630,086)                --
         Undistributed minority interest (benefit) .............           (84,653)           229,871
         Shares issued for director compensation ...............            68,000             60,000
         Interest funded by construction loan ..................           431,120                 --
         Changes in assets and liabilities:
            Restricted cash and investments ....................        (1,741,705)         2,493,656
            Residential units available for sale ...............         5,351,848         13,794,168
            Prepaid and other assets ...........................         1,162,525          1,480,107
            Accrued expenses and other liabilities .............        (3,016,595)        (3,736,819)
                                                                      ------------       ------------
         Net cash provided by operating activities .............         3,628,110         20,208,311
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets ...........................          (736,390)        (1,964,204)
   Investments in joint ventures and other entities:
         Capital contributions .................................          (209,800)        (3,014,862)
         Returns of capital ....................................                --         18,113,458
   Investments in notes receivable .............................                --           (500,000)
   Repayments of notes receivable ..............................         6,172,727          2,940,537
   Proceeds from sale of real estate assets ....................                --         15,680,180
                                                                      ------------       ------------
         Net cash provided by investing activities .............         5,226,537         31,255,109
                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from credit facility .............................                --         12,000,000
   Repayment of credit facility ................................                --        (17,000,000)
   Repayment of mortgage notes payable .........................        (6,714,907)       (16,343,131)
   Proceeds from option exercises ..............................           676,446                 --
   Distributions to minority interest ..........................           (15,231)           (16,386)
   Cost to repurchase warrants .................................                --            (80,000)
   Repurchase of common shares .................................                --        (36,576,192)
                                                                      ------------       ------------
         Net cash used in financing activities .................        (6,053,692)       (58,015,709)
                                                                      ------------       ------------
Net decrease in cash and cash equivalents ......................         2,800,955         (6,552,289)
Cash and cash equivalents, beginning of period .................        36,148,529         36,368,706
                                                                      ------------       ------------
Cash and cash equivalents, end of period .......................      $ 38,949,484       $ 29,816,417
                                                                      ============       ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest, including amounts
     capitalized of $1,356,617 during 2001 .....................      $  4,172,115       $  4,722,032
                                                                      ============       ============
   Cash paid during the period for income taxes, net of tax
     refunds ...................................................      $    (75,046)      $  1,582,574
                                                                      ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
      Release of shares held in deferred compensation plan .....      $     50,000
                                                                      ============
      Other comprehensive loss; share of unrealized loss on
         interest rate protection contract purchased
         by joint venture investment, net of tax benefit .......      $    144,868       $    264,947
                                                                      ============       ============
      Net reclassification of costs of 58 Silver Mesa units from land, building and improvements and accumulated
         depreciation to residential units available for sale ..      $ 10,368,808
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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of a full year's results.

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

     RECENTLY ISSUED PRONOUNCEMENTS. In August 2001, Statement of Financial Accounting Standard ("SFAS") No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS No. 144 supersedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 by the Company on January 1, 2002, did not have a material effect on its results of operations or financial position. Adoption of the standard requires a change in display of operating results as the operations of properties which are classified as held for sale or are sold subsequent to January 1, 2002 will be included as discontinued operations. Even though the Company is pursuing a sale of the remaining two operating properties in the Wellsford Capital SBU (five of the seven properties have been sold during 2000 and 2001), the Company could not definitively determine that the assets would likely be sold within the one year time frame as required by SFAS No. 144. The operations of these two properties have not been classified as discontinued operations but treated as held for use and accordingly the Company recorded depreciation expense for the three and nine months ended September 30, 2002. No depreciation was recorded in 2001 for these two properties.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.   SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:

     (amounts in thousands)

                                                  COMMERCIAL      DEBT AND      DEVELOPMENT
                                                   PROPERTY        EQUITY         AND LAND
                                                 INVESTMENTS     INVESTMENTS     INVESTMENTS        OTHER*        CONSOLIDATED
                                                 -----------     -----------     -----------        ------        ------------
              SEPTEMBER 30, 2002
              ------------------
     Investment properties:
        Real estate held for investment,
           net ............................        $     --        $     --        $136,773        $     --         $136,773
        Real estate held for sale** .......              --           5,825              --              --            5,825
        Residential units available for
           sale ...........................              --              --          10,418              --           10,418
                                                   --------        --------        --------        --------         --------
     Real estate, net .....................              --           5,825         147,191              --          153,016
     Notes receivable .....................              --          28,612              --              --           28,612
     Investment in joint ventures .........          57,819          38,317              --              --           96,136
     Cash and cash equivalents ............              --           5,995             453          32,501           38,949
     Restricted cash and investments ......              --              --             474           8,821            9,295
     Other assets .........................              --           9,434           1,188          (1,431)           9,191
                                                   --------        --------        --------        --------         --------
     Total assets .........................        $ 57,819        $ 88,183        $149,306        $ 39,891         $335,199
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ...............        $     --        $     --        $115,447        $     --         $115,447
     Accrued expenses and other liabilities              --           3,222           2,492           8,799           14,513
     Convertible Trust Preferred Securities              --              --              --          25,000           25,000
     Minority interest ....................               6              --           3,391              --            3,397
     Equity ...............................          57,813          84,961          27,976           6,092          176,842
                                                   --------        --------        --------        --------         --------
     Total liabilities and equity .........        $ 57,819        $ 88,183        $149,306        $ 39,891         $335,199
                                                   ========        ========        ========        ========         ========

               DECEMBER 31, 2001
               -----------------
     Investment properties:
        Real  estate  held for  investment,        $     --        $     --        $150,129        $     --         $150,129
           net
        Real estate held for sale** .......              --           5,560              --              --            5,560
        Residential units available for
           sale ...........................              --              --           5,401              --            5,401
                                                   --------        --------        --------        --------         --------
     Real estate, net .....................              --           5,560         155,530              --          161,090
     Notes receivable .....................              --          34,785              --              --           34,785
     Investment in joint ventures .........          57,790          38,017              --              --           95,807
     Cash and cash equivalents ............              11           8,217             442          27,479           36,149
     Restricted cash and investments ......              --              --             949           6,604            7,553
     Other assets .........................              --           9,331           2,066            (943)          10,454
                                                   --------        --------        --------        --------         --------
     Total assets .........................        $ 57,801        $ 95,910        $158,987        $ 33,140         $345,838
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ...............        $     --        $     --        $121,731        $     --         $121,731
     Accrued expenses and other liabilities              --           3,641           3,955           9,936           17,532
     Convertible Trust Preferred Securities              --              --              --          25,000           25,000
     Minority interest ....................              21              --           3,475              --            3,496
     Equity ...............................          57,780          92,269          29,826          (1,796)         178,079
                                                   --------        --------        --------        --------         --------
     Total liabilities and equity .........        $ 57,801        $ 95,910        $158,987        $ 33,140         $345,838
                                                   ========        ========        ========        ========         ========

----------

* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
** Real estate held for sale, but classified as operating properties as disclosed in footnote 2, is net of an impairment reserve of $2,175 at September 30, 2002 and December 31, 2001.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                                  COMMERCIAL      DEBT AND      DEVELOPMENT
                                                   PROPERTY        EQUITY         AND LAND
                                                 INVESTMENTS     INVESTMENTS     INVESTMENTS        OTHER*       CONSOLIDATED
                                                 -----------     -----------     -----------        ------       ------------
                FOR THE THREE MONTHS
              ENDED SEPTEMBER 30, 2002
              ------------------------
     Rental revenue ........................        $    --         $   185        $ 3,978         $    --         $ 4,163
     Revenue from sales of residential
        units ..............................             --              --          2,977              --           2,977
     Interest revenue ......................             --             845             --             158           1,003
     Fee revenue ...........................             --             192            (14)             22             200
                                                    -------         -------        -------         -------         -------
     Total revenues ........................             --           1,222          6,941             180           8,343
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          2,699              --           2,699
     Operating expenses ....................             --             212          1,830              --           2,042
     Depreciation and amortization .........            110              52          1,153              19           1,334
     Interest ..............................             --              --          1,408              47           1,455
     General and administrative ............             --               9             --           1,641           1,650
                                                    -------         -------        -------         -------         -------
     Total costs and expenses ..............            110             273          7,090           1,707           9,180
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............            173             332             --              --             505
     Minority interest benefit .............             --              --             14              --              14
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes and
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities .........        $    63         $ 1,281        $  (135)        $(1,527)        $  (318)
                                                    =======         =======        =======         =======         =======

                FOR THE THREE MONTHS
              ENDED SEPTEMBER 30, 2001
              ------------------------
     Rental revenue ........................        $    --         $   374        $ 2,964         $    --         $ 3,338
     Revenue from sales of residential
        units ..............................             --              --          3,905              --           3,905
     Interest revenue ......................             --           1,019             --             162           1,181
     Fee revenue ...........................             --              99            (28)            112             183
                                                    -------         -------        -------         -------         -------
     Total revenues ........................             --           1,492          6,841             274           8,607
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          3,514              --           3,514
     Operating expenses ....................             --             210          1,104              --           1,314
     Depreciation and amortization .........            396               1            766              27           1,190
     Interest ..............................             --             156            956              13           1,125
     General and administrative ............             --              14             --           1,901           1,915
                                                    -------         -------        -------         -------         -------
     Total costs and expenses ..............            396             381          6,340           1,941           9,058
                                                    -------         -------        -------         -------         -------
     (Loss) income from joint ventures .....           (854)             91             --              --            (763)
     Minority interest (expense) ...........             --              --            (45)             --             (45)
                                                    -------         -------        -------         -------         -------
     (Loss) income before income taxes
        and accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities .........        $(1,250)        $ 1,202        $   456         $(1,667)        $(1,259)
                                                    =======         =======        =======         =======         =======

----------

* Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                                   COMMERCIAL      DEBT AND      DEVELOPMENT
                                                    PROPERTY        EQUITY         AND LAND
                                                  INVESTMENTS     INVESTMENTS     INVESTMENTS        OTHER*        CONSOLIDATED
                                                  -----------     -----------     -----------        ------        ------------
                FOR THE NINE MONTHS
              ENDED SEPTEMBER 30, 2002
              ------------------------
     Rental revenue ........................        $     --        $    839        $ 11,061         $     --         $ 11,900
     Revenue from sales of residential
        units ..............................              --              --           7,301               --            7,301
     Interest revenue ......................              --           2,651              --              462            3,113
     Fee revenue ...........................              --             474             (41)              29              462
                                                    --------        --------        --------         --------         --------
     Total revenues ........................              --           3,964          18,321              491           22,776
                                                    --------        --------        --------         --------         --------
     Cost of sales of residential units ....              --              --           6,638               --            6,638
     Operating expenses ....................              --             627           5,029               --            5,656
     Depreciation and amortization .........             361             159           3,321               55            3,896
     Interest ..............................              --               7           4,285              112            4,404
     General and administrative ............              --              28              --            4,953            4,981
                                                    --------        --------        --------         --------         --------
     Total costs and expenses ..............             361             821          19,273            5,120           25,575
                                                    --------        --------        --------         --------         --------
     Income from joint ventures ............             534             721              --               --            1,255
     Minority interest benefit .............              --              --              85               --               85
                                                    --------        --------        --------         --------         --------
     Income (loss) before income taxes and
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities .........        $    173        $  3,864        $   (867)        $ (4,629)        $ (1,459)
                                                    ========        ========        ========         ========         ========

                FOR THE NINE MONTHS
              ENDED SEPTEMBER 30, 2001
              ------------------------
     Rental revenue ........................        $     --        $  1,637        $  8,973         $     --         $ 10,610
     Revenue from sales of residential
        units ..............................              --              --          18,478               --           18,478
     Interest revenue ......................              --           3,143              --              926            4,069
     Fee revenue ...........................              --             185             (41)             338              482
                                                    --------        --------        --------         --------         --------
     Total revenues ........................              --           4,965          27,410            1,264           33,639
                                                    --------        --------        --------         --------         --------
     Cost of sales of residential units ....              --              --          16,324               --           16,324
     Operating expenses ....................              --           1,099           3,118               --            4,217
     Depreciation and amortization .........           1,704               5           2,296               79            4,084
     Interest ..............................              --             254           3,089                2            3,345
     General and administrative ............              --              54              --            5,778            5,832
                                                    --------        --------        --------         --------         --------
     Total costs and expenses ..............           1,704           1,412          24,827            5,859           33,802
                                                    --------        --------        --------         --------         --------
     Income from joint ventures ............           1,835             106              --               --            1,941
     Minority interest (expense) ...........              --              --            (230)              --             (230)
                                                    --------        --------        --------         --------         --------
     Income (loss) before income taxes and
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities .........        $    131        $  3,659        $  2,353         $ (4,595)        $  1,548
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL
     ---------------------------------------------------

     The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at September 30, 2002.

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,819,000 and $57,790,000 at September 30, 2002 and December 31, 2001, respectively.

     Pursuant to an amended agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $112,000 and $338,000 related to asset sales and an acquisition during the three and nine months ended September 30, 2001, respectively. The Company earned fees of approximately $7,000 related to one asset sale during the nine months ended September 30, 2002 and approximately $22,000 related to one acquisition during the three and nine months ended September 30, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

     CONDENSED BALANCE SHEET DATA    SEPTEMBER 30, 2002     DECEMBER 31, 2001
     ----------------------------    ------------------     -----------------
     Real estate, net ...........      $ 511,088               $ 511,648
     Cash and cash equivalents ..         14,238                  32,723
     Other assets (A) ...........         30,497                  27,740
     Total assets ...............        555,823                 572,111
     Mortgages payable ..........        104,498                 111,949
     Credit facility ............        258,060                 258,060
     Common equity ..............        185,344                 183,815
     Other comprehensive loss ...         (1,267)                   (526)


                                         FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                               -------------                -------------
        CONDENSED OPERATING DATA            2002          2001           2002           2001
        ------------------------            ----          ----           ----           ----
     Rental revenue (B) ............      $ 17,564      $ 18,122       $ 54,612       $ 58,939
     Interest and other income (C) .         1,646           330          2,299          1,084
                                          --------      --------       --------       --------
     Total revenues ................        19,210        18,452         56,911         60,023
                                          --------      --------       --------       --------
     Operating expenses ............         7,634         8,200         21,255         23,327
     Depreciation and amortization .         4,278         4,356         12,742         12,458
     Interest ......................         5,329         7,522         16,148         20,420
     General and administrative ....         1,437         1,665          4,883          5,254
                                          --------      --------       --------       --------
     Total expenses ................        18,678        21,743         55,028         61,459
     Gain (loss) on sale of assets .            --         1,497           (259)        22,707
     Impairment provision ..........            --          (332)            --        (15,893)
                                          --------      --------       --------       --------
     Income (loss) before preferred
        equity distributions in 2001      $    532      $ (2,126)      $  1,624       $  5,378
                                          ========      ========       ========       ========

----------
(A) Includes the marked to market value of an interest rate protection contract of $53 and $1,089 at September 30, 2002 and December 31, 2001, respectively.
(B) Includes income of $355 and a reduction in income of $128 from the straight-lining of tenant rents for the three months ended September 30, 2002 and 2001, respectively, and income of $991 and a reduction of income of $348 for the nine months ended September 30, 2002 and 2001, respectively, also from the straight-lining of tenant rates.
(C) Includes lease cancellation income of $1,507 for the three months ended September 30, 2002 (none in the corresponding 2001 period) and $1,828 and $312 for the nine months ended September 30, 2002 and 2001, respectively.

     At September 30, 2002, Wellsford/Whitehall owned and operated 34 properties (substantially all office properties) totaling approximately 3,874,000 square feet (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

     During the nine months ended September 30, 2002, Wellsford/Whitehall sold the following property:

                                   GROSS                                 SALES PRICE
                                 LEASABLE       NUMBER OF                    PER
    MONTH      LOCATION        SQUARE FEET     PROPERTIES  SALES PRICE    SQUARE FOOT  GAIN (LOSS)
    -----      --------        -----------     ----------  -----------    -----------  -----------
     June   Owings Mills, MD      31,732            1      $2,900,000      $   91.39   $ (259,000)
                                  ======            =      ==========      =========   ==========

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL

     At September 30, 2002, the Company had the following investments: (i) $28,612,000 of direct debt investments which bear interest at an average yield of approximately 11.69% at September 30, 2002 and had an average remaining term to maturity of approximately 4.4 years; (ii) approximately $31,325,000 in companies which were organized to invest in debt instruments, including $27,896,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,992,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,825,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at September 30, 2002.

     SECOND HOLDING

     The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $27,896,000 and $27,803,000 at September 30, 2002 and December 31, 2001, respectively.

     Effective January 1, 2002, the owners of Second Holding modified the terms of how income is allocated among the partners to remove the cumulative preference on earnings related to one of the partners. This one partner is entitled to 35% of net income, as defined by the agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

     The following table presents condensed balance sheets and operating data for Second Holding:

         (amounts in thousands)

          CONDENSED BALANCE SHEET DATA   SEPTEMBER 30, 2002   DECEMBER 31, 2001
          ----------------------------   ------------------   -----------------
         Cash and cash equivalents.....     $   66,929            $   76,487
         Investments...................      1,589,328               926,453
         Other assets (A)..............         48,364                19,943
         Total assets..................      1,704,621             1,022,883
         Debt..........................      1,636,937               962,465
         Total equity..................         55,059                54,581


                                     FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------              -------------
        CONDENSED OPERATING DATA           2002         2001          2002         2001
        ------------------------           ----         ----          ----         ----
     Interest revenue .............      $11,490      $ 8,274       $29,612      $22,348
                                         -------      -------       -------      -------
     Total revenue ................       11,490        8,274        29,612       22,348
                                         -------      -------       -------      -------
     Interest expense .............        9,701        7,632        25,387       20,518
     Fees and other ...............        1,028          670         2,761        1,812
                                         -------      -------       -------      -------
     Total expenses ...............       10,729        8,302        28,148       22,330
                                         -------      -------       -------      -------
     Net income (loss) attributable
        to members (B) ............      $   761      $   (28)      $ 1,464      $    18
                                         =======      =======       =======      =======

----------
(A) Other assets include interest rate swap assets with a fair value of $31,917 and $13,531 at September 30, 2002 and December 31, 2001, respectively.
(B) A partner which was admitted in the latter part of 2000 was entitled to a cumulative preference on earnings; accordingly, all fiscal 2001 income was allocable to this partner.

     At September 30, 2002, Second Holding had real estate debt and other asset-backed securities investments of approximately $1,589,328,000. The investment-grade assets are variable rate based and have a weighted average annual interest rate of 2.56% and 2.58% at September 30, 2002 and December 31, 2001, respectively.

     Second Holding utilizes funds from the issuance of bonds and medium term notes to make investments. At September 30, 2002, Second Holding had total debt of approximately $1,636,937,000 which is comprised of (i) a privately placed ten-year $150,000,000 junior subordinated bond issue maturing April 2010 with a fair value of $181,058,000 at September 30, 2002 and an effective annual interest rate of LIBOR + 0.90% (2.76% at September 30, 2002) and (ii) approximately $1,459,880,000 of medium term notes with a weighted average annual interest rate of 1.95%, both of which are offset by unamortized issuance costs and discounts of approximately $4,001,000. The weighted average annual interest rate on Second Holding's debt was 2.03% and 2.15% at September 30, 2002 and December 31, 2001, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table details the allocation of investments at September 30, 2002 and December 31, 2001 for Second Holding:

     (amounts in thousands)

                                                          SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                          ------------------           -----------------
              SECURITY FOR INVESTMENTS (A)             AMOUNT           PERCENT     AMOUNT            PERCENT
              ----------------------------             ------           -------     ------            -------
     Real estate ...............................    $  521,379             33%    $  334,601             36%
     Corporate debt ............................       413,369             26%       135,686             15%
     Bank deposits .............................       105,000              7%        70,000              8%
     Consumer/trade receivables ................        95,000              6%        33,500              3%
     Aircraft leases ...........................        80,000              5%        70,000              8%
     Sovereign debt ............................        73,000              4%        73,000              8%
     Fuel/oil receivables ......................        35,000              2%        35,000              3%
     Other asset-backed securities .............       266,580             17%       174,666             19%
                                                    ----------            ---     ----------            ---
                                                    $1,589,328            100%    $  926,453            100%
                                                    ==========            ===     ==========            ===

      STANDARD & POOR'S RATINGS OF INVESTMENTS
      ----------------------------------------
     AAA .......................................    $1,108,300             70%    $  759,241             82%
     AA+ .......................................        25,000              2%            --              0%
     AA ........................................       145,612              9%        42,750              5%
     AA- .......................................       151,653              9%        28,000              3%
     A+ ........................................        24,922              2%            --              0%
     A .........................................        99,625              6%        60,210              7%
     A- ........................................        34,216              2%        34,441              3%
     Other .....................................            --              0%         1,811              0%
                                                    ----------            ---     ----------            ---
                                                    $1,589,328            100%    $  926,453            100%
                                                    ==========            ===     ==========            ===

----------
(A) Investments may be secured by the assets, interests in such assets or their respective economic benefits.

     VALUE PROPERTY TRUST ("VLP")

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four other properties were sold during 2001, leaving two properties unsold at December 31, 2001. The net book value of the two unsold properties was approximately $5,825,000 at September 30, 2002, net of the remaining impairment reserve of $2,175,000. During the three months ended March 31, 2002, the Company could not definitively determine that the assets would likely be sold within the one year time frame as required by SFAS No. 144 and treated the properties as held for use. Accordingly, the Company recorded depreciation expense of $50,000 and $153,000 related to these two properties during the three and nine months ended September 30, 2002, respectively. No depreciation was recorded in 2001 for these two properties.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ------------------------------------------------------

     At September 30, 2002, the Company had an 85.85% interest as the managing owner in a five-phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. The first, second and fourth phases containing 1,184 units are completed and operational. The 264 unit third phase is being converted into condominiums. The land for the remaining approximate 352 unit fifth phase is being held for possible future development.

     Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 139 units have been sold through September 30, 2002. The following table provides information regarding the sale of units for the three and nine months ended September 30, 2002 and 2001:

                                         FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                -------------                 -------------
                                             2002           2001           2002           2001
                                             ----           ----           ----           ----
     Number of units sold ...........             14             19             34             89
     Gross proceeds .................    $ 2,977,000    $ 3,905,000    $ 7,301,000    $18,478,000
     Pre-tax gains ..................    $   278,000    $   391,000    $   663,000    $ 2,154,000
     Principal paydown on Silver Mesa
        Conversion Loan .............    $ 2,487,000    $ 3,330,000    $ 6,100,000    $15,768,000

     Initially, 136 Silver Mesa units were held for rental on a temporary basis. The Company reclassified net costs of approximately $4,414,000 for 28 units at Silver Mesa to residential units available for sale from land, building and improvements and accumulated depreciation to replenish the sales inventory in January 2002 and additionally reclassified net costs of $5,955,000 for 30 units in July 2002. The remaining 78 units at Silver Mesa continue to be included in rental operations (85% occupied at September 30, 2002) and additional units will be transferred into the sales inventory in the future as the inventory has to be further replenished. In October 2002, the Company will reclassify net costs for an additional 38 units to further replenish the sales inventory.

     Rental revenue for the Silver Mesa units being rented amounted to $343,000 and $577,000 for the three months ended September 30, 2002 and 2001, respectively and $1,137,000 and $1,717,000 for the nine months ended September 30, 2002 and 2001, respectively. Net operating income (defined as rental revenue less property operating and maintenance expenses, real estate taxes and property management fees) for the Silver Mesa units being rented was $170,000 and $371,000 for the three months ended September 30, 2002 and 2001, respectively and $636,000 and $1,111,000 for the nine months ended September 30, 2002 and 2001, respectively. As the Company continues to sell units during the remainder of 2002 and beyond, rental revenues and corresponding operating expenses will diminish.

     The Company has submitted applications with potential lenders to obtain permanent financing on the Green River phase of Palomino Park. This financing would replace the existing approximately $37,200,000 construction loan, which has an annual interest rate of LIBOR + 1.75% (3.57% at September 30, 2002) and has a current maturity of January 2003, with a six-month extension at the Company's option. The Company anticipates that a permanent loan will be obtained by the end of the first quarter of 2003, however, no assurance can be given.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

4.   COMMITMENTS

     The Company recorded a charge of approximately $3,527,000 during the fourth quarter of 2001 related to the retirement of the Company's President and other personnel changes. The Company made payments of $2,767,000 by September 30, 2002 reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000; such remaining amount is payable during the first quarter of 2003. The Company utilized available cash for payments made during 2002.

5.   SHAREHOLDERS' EQUITY

     The Company did not declare or distribute any dividends for the three or nine months ended September 30, 2002 and 2001.

     The following table details the components of comprehensive (loss) income:

                                                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                          -------------                  -------------
                                                      2002            2001            2002            2001
                                                      ----            ----            ----            ----
     Net (loss) income .......................    $  (798,394)    $(1,727,979)    $(2,768,194)    $   114,212
     Share of unrealized loss on interest rate
        protection contract purchased by joint
        venture investment, net of income tax
        benefit ..............................        (23,254)       (264,947)       (144,868)       (264,947)
                                                  -----------     -----------     -----------     -----------
     Comprehensive (loss) income .............    $  (821,648)    $(1,992,926)    $(2,913,062)    $  (150,735)
                                                  ===========     ===========     ===========     ===========

6.   INCOME TAXES

     The income tax expense for the three and nine months ended September 30, 2002, respectively, principally results from expected refundable income taxes arising from the losses for the periods, offset by minimum state and local taxes based upon capital of the Company. The income tax provision for the three and nine months ended September 30, 2001 reflects (i) the reduction in the valuation allowance attributable to the utilization of the net operating loss carryforwards for Federal income tax purposes and (ii) the reversal, during the three months ended March 31, 2001, of previously recorded state income tax liabilities of $265,000 (before Federal tax cost), as a result of the availability of net loss carryforwards in one state.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     EARNINGS PER SHARE (CONTINUED)

     The following table details the computation of earnings per share, basic and diluted:

                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                            -------------------            -------------------
                                                           2002            2001            2002            2001
                                                           ----            ----            ----            ----
     Numerator for net (loss) income per common
        share, basic and diluted ..................    $  (798,394)    $(1,727,979)    $(2,768,194)    $   114,212
                                                       ===========     ===========     ===========     ===========
     Denominator:
        Denominator for net (loss) income per
           common share, basic--weighted average
           common shares ..........................      6,449,206       6,333,094       6,432,094       7,508,946
        Effect of dilutive securities:
             Employee stock options ...............             --              --              --          15,647
             Convertible Trust Preferred Securities             --              --              --              --
                                                       -----------     -----------     -----------     -----------
        Denominator for net income per common
           share, diluted--weighted average
           common shares ..........................      6,449,206       6,333,094       6,432,094       7,524,593
                                                       ===========     ===========     ===========     ===========
     Net (loss) income per common share, basic ....    $     (0.12)    $     (0.27)    $     (0.43)    $      0.02
                                                       ===========     ===========     ===========     ===========
     Net (loss) income per common share, diluted ..    $     (0.12)    $     (0.27)    $     (0.43)    $      0.02
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

COMMERCIAL PROPERTY OPERATIONS--WELLSFORD/WHITEHALL

The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at September 30, 2002.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $57,819,000 and $57,790,000 at September 30, 2002 and December 31, 2001, respectively.

Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $112,000 and $338,000 related to asset sales and an acquisition during the three and nine months ended September 30, 2001, respectively. The Company earned fees of approximately $7,000 related to one asset sale during the nine months ended September 30, 2002 and approximately $22,000 related to one acquisition during the three and nine months ended September 30, 2002.

At September 30, 2002, Wellsford/Whitehall owned and operated 34 properties (substantially all office properties) totaling approximately 3,874,000 square feet (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

During the nine months ended September 30, 2002, Wellsford/Whitehall sold the following property:


                                   GROSS                                 SALES PRICE
                                 LEASABLE       NUMBER OF                    PER
    MONTH      LOCATION        SQUARE FEET     PROPERTIES  SALES PRICE    SQUARE FOOT  GAIN (LOSS)
    -----      --------        -----------     ----------  -----------    -----------  -----------
     June   Owings Mills, MD      31,732            1      $2,900,000      $   91.39   $ (259,000)
                                  ======            =      ==========      =========   ==========

Wellsford/Whitehall entered into 23 leases pertaining to new, renewal and expansion space during the nine months ended September 30, 2002 for approximately 148,000 square feet at a weighted average base rate of $26.10 per square foot. Six leases for approximately 39,000 square feet at a weighted average base rate of $24.76 per square foot were signed during the three months ended September 30, 2002. Leasing activity has been negatively impacted during the periods because of decreased corporate demand in the submarkets in which Wellsford/Whitehall owns its properties.

DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL

The Company, through the Wellsford Capital SBU, makes loans directly, or through joint ventures, predominantly in real estate related senior, junior or otherwise subordinated debt instruments and also in investment grade rated other asset-backed securities. The debt instruments may be unsecured or secured by liens on real estate or various other assets including, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt, as well as interests in such assets or their economic benefits. Junior and subordinated loans and investments generally have the potential for high yields or returns more characteristic of equity ownership. They may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt and other debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing in the market place, while utilizing both our and our joint venture partners' expertise to analyze the underlying assets and thereby effectively minimizing risk.

At September 30, 2002, the Company had the following investments: (i) $28,612,000 of direct debt investments which bear interest at an average yield of approximately 11.69% at September 30, 2002 and had an average remaining term to maturity of approximately 4.4 years; (ii) approximately $31,325,000 in companies which were organized to invest in debt instruments, including $27,896,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"); and
(iii) approximately $6,992,000 in a real estate information and database company and another real estate-related venture. In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,825,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at September 30, 2002.

PROPERTY DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT

The Company, through the Wellsford Development SBU, engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities, it can achieve returns which are greater than returns that could be achieved by acquiring stabilized properties. Certain future development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

At September 30, 2002, the Company had an 85.85% interest as the managing owner in a five-phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases containing 1,184 units are completed and operational. The 264 unit third phase is being converted into condominiums. The Company sold 139 units through September 30, 2002 and 78 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development.

OTHER SEGMENT INFORMATION

The  following  table  provides   occupancy  rates  and  gross  leasable  square
footage/gross rentable units by SBU as of each specified date:


                            COMMERCIAL PROPERTY                                            DEVELOPMENT AND
                               OPERATIONS (A)        DEBT AND EQUITY INVESTMENTS (B)     LAND INVESTMENTS (C)
                               --------------        -------------------------------     --------------------
                                         GROSS                           GROSS                           GROSS
                                       LEASABLE                        LEASABLE                        RENTABLE
                        OCCUPANCY %   SQUARE FEET       OCCUPANCY %   SQUARE FEET       OCCUPANCY %      UNITS
                        -----------   -----------       -----------   -----------       -----------      -----
September 30, 2002 ...      70%        3,874,000           60%          175,000             94%          1,262
June 30, 2002 ........      71%        3,874,000           62%          175,000             84%          1,292
March 31, 2002 .......      70%        3,905,000           62%          175,000             76%          1,292
December 31, 2001 ....      69%        3,307,000           62%          175,000             77%            896
September 30, 2001 ...      81%        3,417,000           60%          218,000             86%            896
June 30, 2001 ........      82%        3,480,000           60%          218,000             86%            896
March 31, 2001 .......      90%        3,452,000           66%          321,000             88%            896
December 31, 2000 ....      87%        3,431,000           74%          482,000             93%            896

----------

(A) Occupancy % and Gross Leasable Square Feet exclude square feet for properties under renovation for December 31, 2001 and prior periods. All 2002 information includes square feet for properties owned including properties under renovation.
(B) Occupancy rates for the remaining assets acquired from Value Property Trust ("VLP") held in this SBU.
(C) Increases in the physical occupancy rate from December 31, 2001 to September 30, 2002 were achieved, in part, by an increase in concessions during the nine months ended September 30, 2002. As of September 30, 2002, the average concession was approximately 2.5 months of rents on a 12-month lease. The number of Gross Rentable Units decreased by 30 units from June 30, 2002 to September 30, 2002 and will continue to decline in the fourth quarter 2002 as Silver Mesa units are transferred into the sales inventory.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Rental revenue increased $825,000. This increase is due to the commencement of operations effective January 1, 2002 at the Green River phase at Palomino Park in the Wellsford Development SBU ($1,276,000), offset by (i) reduced rental revenue from the Silver Mesa phase at Palomino Park from unit sales ($234,000),
(ii) the sale of VLP properties in the Wellsford Capital SBU during 2001, including one in December 2001 ($189,000) and (iii) decreased economic occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($28,000).

Revenues from the sale of Silver Mesa residential units and the associated cost of sales from such units were $2,977,000 and $2,699,000, respectively, from 14 sales during the three months ended September 30, 2002 and were $3,905,000 and $3,514,000, respectively, from 19 sales during the corresponding 2001 period. The reduction of 2002 sales from 2001 sales is primarily due to the decline in general and local economic conditions. The decline in gross profit per unit during the 2002 period results generally from sales price concessions.

Interest revenue decreased $178,000. This decrease is due to reduced interest income earned on loans of $186,000 as a portion of the total loan balances outstanding during the third quarter 2001 was subsequently repaid in full or amortized during the latter part of 2001 and during the first nine months of 2002, offset by increased interest earned on cash of $8,000 from the net effect of a higher average cash balance during the current period versus the comparable 2001 period offset by lower interest rates.

Fee revenue increased $16,000. Such increase resulted from an increase in the Company's management fees for its role in the Second Holding investment of $118,000 from increased assets under management in that venture, offset by reduced transaction fees payable by Whitehall from sales of properties by Wellsford/Whitehall and certain asset purchases by a related entity as such fees amounted to $112,000 for the 2001 period, with $22,000 earned in the corresponding 2002 period, as well as $12,000 of loan modification fees earned in 2001 with no corresponding amount in 2002.

Property operating and maintenance expense increased $669,000. This increase is the result of (i) the commencement of operations at Green River on January 1, 2002 ($341,000), (ii) increased property level payroll, insurance and significant retenanting costs at all operating phases at Palomino Park (for Silver Mesa, such increases were in excess of reductions from units sold) plus the cessation of capitalization of certain costs at Gold Peak commencing January 1, 2002 ($280,000) and (iii) a net increase in operating expenses from the VLP properties for current year non-capitalizable maintenance expenses in excess of reduced expenses as a result of assets sold in 2001 ($48,000).

The increase in real estate taxes of $60,000 is due to the commencement of operations at Green River ($88,000) and the cessation of cost capitalization on the undeveloped Gold Peak land ($47,000), offset by decreases in taxes for the Blue Ridge and Red Canyon operational phases ($41,000), the Silver Mesa units sold ($22,000) and a decrease in real estate taxes from the sale of VLP properties during 2001 ($12,000).

Depreciation and amortization expense increased $144,000. This increase is primarily attributable to the commencement of depreciation on the Green River rental phase ($442,000) and depreciation on the two unsold VLP properties due to a change in accounting classification under the application of SFAS No. 144, effective January 1, 2002, to operating ($50,000), offset by reduced amortization of joint venture costs as no properties were sold by Wellsford/Whitehall during the 2002 period whereas two properties were sold in the prior year's comparable period ($286,000) and reduced basis from the transfer of 58 units at Silver Mesa during 2002 to replenish sales inventory ($85,000).

Property management expenses decreased $2,000. Such decrease is due to the sale of the VLP properties during 2001 and the assumption of certain asset management duties by the Company in April 2002, which were previously performed by a third party for the VLP properties ($32,000), plus decreased rental revenues from lower economic occupancy at Blue Ridge, Red Canyon and Silver Mesa ($8,000), entirely offset by the commencement of operations at Green River ($38,000).

Interest expense increased $330,000. This increase is primarily attributable to the cessation of capitalized interest and debt costs in 2002 at Palomino Park ($325,000 was capitalized in the 2001 period for Green River and Gold Peak) and interest on the Green River Construction Loan ($339,000). Such amounts are offset by expense in the prior year of $156,000 for the Wellsford Finance Facility (which had up to $7,000,000 of outstanding balances for portions of the 2001 period and expired in January 2002), reduced expense from a lower outstanding balance and a reduced interest rate on the Silver Mesa Conversion Loan ($141,000), reduced interest on the Palomino Park Bonds from a lower base interest rate in 2002 ($24,000) and lower interest on the Blue Ridge and Red Canyon fixed rate loans from lower average outstanding balances due to principal amortization ($13,000).

General and administrative expenses decreased $265,000. This decrease is primarily the result of an expense reduction program implemented by management in 2001 which resulted in reduced salaries and related benefits and lower net occupancy costs.

Income from joint ventures increased $1,269,000. This increase is primarily due to an increase in the Company's share of Wellsford/Whitehall operations of $1,478,000 (as the 2002 third quarter income from Wellsford/Whitehall was $173,000 and the comparable period loss was $1,305,000), and an increase in the Company's share of earnings from Second Holding of $241,000 as a result of a change in the allocation of income for the members of the venture effective January 1, 2002; the Company was not allocated any income from Second Holding during the 2001 period. Such increases were offset by the Company's share of 2001 gains from property sales, net of impairment provisions, at Wellsford/Whitehall of $450,000, with no sales during the third quarter of 2002.

Minority interest changed $58,000 from an expense of $45,000 in 2001 to a benefit of $13,000 in 2002, primarily attributable to fewer sales of residential units at Silver Mesa and lower economic and physical occupancy at Palomino Park, which resulted in a loss for the Wellsford Development SBU during the 2002 period.

Income tax expense amounted to $60,000 in 2002, primarily as a result of state and local taxes on capital with no federal income tax benefit recognized from the pre-tax loss. The tax expense for 2001 is primarily attributable to the federal tax benefit of the Convertible Trust Preferred Securities' distribution.

The $73,000 decrease in the net benefit associated with the Convertible Trust Preferred Securities' distribution in 2002 is attributable to the federal tax benefit being recorded at 20% for 2002 versus 34% for 2001.

The decrease in net (loss) income per share, basic and diluted of $0.15 per share is attributable to a current period loss of ($798,000) whereas in the 2001 period, the Company reported a loss of ($1,728,000).

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Rental revenue increased $1,289,000. This increase is due to the commencement of operations effective January 1, 2002 at the Green River phase at Palomino Park in the Wellsford Development SBU ($3,134,000), offset by (i) the sale of four of the VLP properties in the Wellsford Capital SBU during 2001, including two during January 2001, one in May 2001 and the fourth in December 2001 ($798,000),
(ii) reduced rental revenue from the Silver Mesa phase at Palomino Park from unit sales ($580,000) and (iii) decreased occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($467,000).

Revenues from the sale of Silver Mesa residential units and the associated cost of sales from such units were $7,301,000 and $6,638,000, respectively, from 34 sales during the nine months ended September 30, 2002 and were $18,478,000 and $16,324,000, respectively, from 89 sales during the corresponding 2001 period. The reduction of 2002 sales from 2001 sales is primarily due to the backlog of contracts which were closed after receipt of final approvals and releases in February 2001 to begin the condominium sales process and general and local economic conditions. The decline in gross profit per unit during the 2002 period results primarily from sales price concessions.

Interest revenue decreased $955,000. This decrease is due to reduced interest income earned on loans of $503,000 as a portion of the total loan balances outstanding during the first nine months of 2001 was subsequently repaid in full or amortized during the latter part of 2001 and during the first nine months of 2002, as well as reduced interest earned on cash of $452,000 from lower interest rates during the current period versus the comparable 2001 period.

Fee revenue decreased $20,000. Such decrease resulted from reduced transaction fees payable by Whitehall from sales of properties by Wellsford/Whitehall and certain asset purchases by a related entity as such fees amounted to $338,000 for the 2001 period, with only $29,000 earned in the corresponding 2002 period and $12,000 of loan modification fees earned in 2001 with no corresponding amount in 2002, offset by an increase in the Company's management fees for its role in the Second Holding investment of $301,000 from increased assets under management in that venture.

Property operating and maintenance expense increased $1,347,000. This increase is the result of (i) the commencement of operations at Green River on January 1, 2002 ($881,000), (ii) increased property level payroll, insurance and significant retenanting costs at all operating phases at Palomino Park (for Silver Mesa, such increases were in excess of reductions from units sold) plus the cessation of capitalization of certain costs at Gold Peak commencing January 1, 2002 ($720,000), offset by (iii) operating expenses from the four VLP properties sold in 2001, net of current year non-capitalizable maintenance expenses ($254,000).

The increase in real estate taxes of $142,000 is due to the commencement of operations at Green River ($265,000) and the cessation of cost capitalization on the undeveloped Gold Peak land ($141,000), offset by decreases in taxes for the Blue Ridge, Red Canyon and Silver Mesa operational phases ($123,000), a decrease in real estate taxes from the sale of four VLP properties during 2001 ($102,000) and Silver Mesa units sold ($39,000).

Depreciation and amortization expense decreased $188,000. This decrease is primarily attributable to reduced amortization of joint venture cost as only one property was sold by Wellsford/Whitehall during the 2002 period whereas seven properties were sold and a large property was subject to an impairment provision in the prior year's comparable period ($1,344,000) and reduced basis from the transfer of 58 units at Silver Mesa during 2002 to replenish sales inventory (as 28 units became part of sales inventory in January 2002 and an additional 30 units in July 2002) ($157,000), offset by the commencement of depreciation on the Green River rental phase ($1,132,000) and depreciation on the two unsold VLP properties due to a change in accounting classification under the application of SFAS No. 144, effective January 1, 2002, to operating ($153,000).

Property management expenses decreased $50,000. Such decrease is due to the sale of the four VLP properties during 2001 and the assumption of certain asset management duties by the Company in April 2002, which were previously performed by a third party for the VLP properties ($114,000), plus decreased rental revenues from lower economic occupancy at Blue Ridge, Red Canyon and Silver Mesa ($30,000), partially offset by the commencement of operations at Green River ($94,000).

Interest expense increased $1,059,000. This increase is primarily attributable to the cessation of interest and debt cost capitalization in 2002 at Palomino Park ($1,528,000 was capitalized in the 2001 period for Green River and Gold
Peak) and interest on the Green River Construction Loan ($976,000). Such amounts are offset by reduced expense from a lower outstanding balance and a reduced interest rate on the Silver Mesa Conversion Loan ($1,025,000), reduced interest on the Palomino Park Bonds from a lower base interest rate in 2002 ($134,000), the expiration of the Wellsford Finance Facility in January 2002 (which had up to $12,000,000 of outstanding balances for portions of the 2001 period) ($247,000) and lower interest on the Blue Ridge and Red Canyon fixed rate loans from lower average outstanding balances due to principal amortization $39,000).

General and administrative expenses decreased $851,000. This decrease is primarily the result of an expense reduction program implemented by management in 2001 which resulted in reduced salaries and related benefits and lower net occupancy costs.

Income from joint ventures decreased $686,000. This decrease is due to the Company's share of 2001 gains from property sales, net of impairment provisions, at Wellsford/Whitehall of $2,629,000, with the Company's share of a loss of $82,000 from one sale during the 2002 period, offset by an increase in the Company's share of Wellsford/Whitehall operations of $1,410,000, and an increase in the Company's share of earnings from Second Holding of $615,000 as a result of a change in the allocation of income for the members of the venture effective January 1, 2002; the Company was not allocated any income from Second Holding during the 2001 period.

Minority interest changed $315,000 from an expense of $230,000 in 2001 to a benefit of $85,000 in 2002, primarily attributable to fewer sales of residential units at Silver Mesa and lower economic and physical occupancy at Palomino Park, which resulted in a loss for the Wellsford Development SBU during the 2002 period.

Income tax expense decreased $345,000 primarily from the Company having a loss resulting in refundable income taxes in the 2002 fiscal period compared to a profit in the corresponding period in 2001. The 2001 period provision was reduced by a $265,000 reversal of previously accrued state taxes as a result of net operating loss carryforwards being available in one state.

The $220,000 decrease in the net benefit associated with the Convertible Trust Preferred Securities' distributions in 2002 is attributable to the federal income tax benefit being recorded at 20% for 2002 versus 34% for 2001.

The change to a net (loss) per share, basic and diluted aggregating $0.45 per share is attributable to a current period loss of ($2,768,000) whereas in the 2001 period, the Company reported income of $114,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements and operating expenses generally through its available cash, sales of residential units in the Wellsford Development SBU and cash provided by operations.

The Company has submitted applications with potential lenders to obtain permanent financing on the Green River phase of Palomino Park. This financing would replace the existing approximately $37,200,000 construction loan, which has an annual interest rate of LIBOR + 1.75% (3.57% at September 30, 2002) and has a current maturity of January 2003, with a six-month extension at the Company's option. The Company anticipates that a permanent loan will be obtained by the end of the first quarter of 2003, however, no assurance can be given.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages and maturing construction debt, financing acquisitions and development, financing capital improvements and joint venture loan requirements through the use of available cash, repayments of notes receivable at maturity, sales of residential units in the Wellsford Development SBU (proceeds from such sales will increase from the current amount of approximately 10% of net sales proceeds to 100% when the Silver Mesa Conversion Loan, with a balance of $7,252,000 at September 30, 2002, is fully repaid), sales of properties in the Wellsford/Whitehall SBU, the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations and tenant improvements to its properties with available cash, operating cash flow from its properties, financing available under the Wellsford/Whitehall GECC Facility, proceeds from any asset sales, financings of unencumbered assets, refinancing of existing loans and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had completed funding their entire respective capital commitments. The additional financing/preferred equity commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. At September 30, 2002, Wellsford/Whitehall's cash and cash equivalents balance was approximately $14,238,000 and restricted cash available for certain capital improvements was approximately $6,500,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds, medium-term notes and commercial paper. Liquidity for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments from amortization of investments and upon repayment of investments at maturity. Second Holding also has available a $400,000,000 line of credit.

The  Company's   retained   earnings   included   approximately   $1,921,000  of
undistributed   earnings   from  Second   Holding  at  September  30,  2002,  as
distributions are limited to 48.25% of earnings.

SILVER MESA CONDOMINIUM SALES AND RENTAL OPERATIONS

During the three months ended September 30, 2002, 14 Silver Mesa units were sold and the Company received net proceeds of approximately $224,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $2,487,000 and selling costs. During the nine months ended September 30, 2002, 34 units were sold and the Company received net proceeds of approximately $610,000, after the repayment of principal on the Silver Mesa Conversion Loan of approximately $6,100,000 and selling costs. Net proceeds received by the Company from the above sales are available for working capital purposes.

Rental revenue for the Silver Mesa units being rented amounted to $343,000 and $577,000 for the three months ended September 30, 2002 and 2001, respectively and $1,137,000 and $1,717,000 for the nine months ended September 30, 2002 and 2001, respectively. Net operating income (defined as rental revenue less property operating and maintenance expenses, real estate taxes and property management fees) for the Silver Mesa units being rented was $170,000 and $371,000 for the three months ended September 30, 2002 and 2001, respectively and $636,000 and $1,111,000 for the nine months ended September 30, 2002 and 2001, respectively. As the Company continues to sell units during the remainder of 2002 and beyond, rental revenues and corresponding operating expenses will diminish.

WORLD TRADE CENTER DEBT INVESTMENT

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC
Certificates") (the Company's share of which is $12,683,000). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interest in towers 1 and 2 and the office components of buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the financing of the acquisition of the leasehold interests does not exclude acts of terrorism; such insurance is from a consortium of 22 insurers. As of September 30, 2002, the rating agencies have not changed their ratings on the WTC Certificates and all payments of principal and interest were current. The Company believes that the insurance coverage is sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

RESTRUCTURING CHARGE

The Company recorded a charge of approximately $3,527,000 during the fourth quarter of 2001 related to the retirement of the Company's President and other personnel changes. The Company made payments of $2,767,000 by September 30, 2002 reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000; such remaining amount is payable during the first quarter of 2003. The Company utilized available cash for payments made during 2002.

CAPITAL COMMITMENTS

At September 30, 2002, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments, subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At September 30, 2002, capital commitments are as follows:

            COMMITMENT                 AMOUNT
            ----------                 ------
Wellsford/Whitehall..............   $  4,000,000  (A)
Clairborne Prudential equity.....     10,208,000  (B)
Reis.............................        420,000  (C)

----------

(A) The Company could provide for up to 40% of a $10,000,000 loan to, or preferred equity in, the venture with Whitehall committed to fund the remaining $6,000,000.
(B) Capital calls are subject to the Company's approval of such investments. This commitment expires December 31, 2002. The Company does not expect to fund any of this commitment prior to its expiration.
(C) In June 2002, the Company provided $210,000 to Reis, resulting in a remaining commitment of $420,000. This funding was the Company's share of an additional $667,000 capital subscription to Reis from the group of investors who also contributed capital in April 2000. The other investors have a remaining aggregate commitment of $913,000.

STOCK REPURCHASE PROGRAM

On April 20, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company may repurchase the shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters including, but not limited to, a minimum shareholders' equity covenant including the $25,000,000 of Convertible Trust Preferred Securities, as required by a credit enhancement agreement for the Palomino Park Bonds. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of September 30, 2002; none during the nine months ended September 30, 2002.

WELLSFORD FINANCE FACILITY

During January 2002, the Wellsford Finance Facility expired. In the future, the Company may seek to obtain a new facility based upon future liquidity requirements.

CASH FLOWS
----------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Cash flow provided by operating activities of $3,628,000 consists of (i) a net decrease in residential units available for sale of $5,352,000, (ii) depreciation and amortization of $3,923,000, (iii) a decrease in prepaid and other assets of $1,163,000, (iv) amortization of deferred compensation of $932,000, (v) interest funded by a construction loan of $431,000 and (vi) shares issued for director compensation of $68,000, offset by (vii) a decrease in accrued expenses and other liabilities of $3,016,000, (viii) a net loss of $2,768,000, (ix) an increase in restricted cash and investments of $1,742,000,
(x) undistributed joint venture income of $630,000 and (xi) minority interest benefit of $85,000.

Cash flow provided by investing activities of $5,227,000 consists of repayments of notes receivable of $6,173,000, offset by additional investments in real estate assets of $736,000 and a capital contribution to Reis of $210,000.

Cash flow used in financing activities of $6,054,000 consists of principal payments of mortgage notes payable of $6,715,000 (including $6,100,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by proceeds received upon the exercise of options of $676,000.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Cash flow provided by operating activities of $20,208,000 primarily consists of $114,000 of net income plus (i) a decrease in residential units available for sale of $13,794,000, (ii) depreciation and amortization of $3,929,000, (iii) a decrease in restricted cash and investments of $2,494,000, (iv) a decrease in prepaid and other assets of $1,480,000, (v) undistributed joint venture income of $989,000, (vi) amortization of deferred compensation of $855,000, (vii) undistributed minority interest of $230,000 and (viii) shares issued for director compensation of $60,000, offset by decreases in accrued expenses and other liabilities of $3,737,000.

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

Cash flow used in financing activities of $58,016,000 consists of (i) the repurchase of common shares of $36,576,000, (ii) repayments of the Wellsford Finance Facility of $17,000,000, (iii) principal payments of mortgage notes payable of $16,343,000 (including $15,768,000 for the Silver Mesa Conversion
Loan), (iv) costs incurred to repurchase warrants of $80,000 and (v) distribution of minority interest of $17,000, partially offset by borrowings on the Wellsford Finance Facility of $12,000,000.

ENVIRONMENTAL
-------------

In December 2001, the Company submitted a report to the New Hampshire Department of Environmental Services ("NHDES") that summarized the findings of an environmental consultant engaged by the Company with respect to groundwater and surface water monitoring and testing which took place during 2001 on one of its owned properties. In January 2002 the NHDES indicated concerns about surface water contamination, volatile organic chemical ("VOC") migration off of the property and air quality, and mandated further testing. Further test results and a "Scope of Work" plan for the required tests were submitted to the NHDES in February 2002. In June 2002, the NHDES renewed the Groundwater Monitoring Permit (the"GMP") with certain stipulations and again expressed concerns related to indoor air quality, contaminant migration offsite and surface water contamination. It mandated further testing and the submission of a "Scope of Work" plan related thereto by August 1, 2002. The Company complied with the NHDES request and received approval in October 2002 to commence the additional testing which includes testing on an adjacent property for VOC migration. At this time, it is too early to conclude the form of remediation that will be required, if any, or the cost thereof, but in all likelihood, if remediation is required, it will be a more aggressive and costly one than natural attenuation.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents
and  the  availability   and  cost  of  financing;   ability  to  find  suitable
investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including, but not limited to the WTC Certificates, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties under contract; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

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

(amounts in thousands, except per share amounts)


                                                                         EFFECT OF 1%
                                                        BALANCE AT     INCREASE IN BASE
                                                       SEPTEMBER 30,     RATE ON INCOME
                                                          2002             (EXPENSE)
                                                          ----             ---------
Consolidated assets and liabilities:
   Notes receivable:
      Fixed rate ...............................        $  28,612         $      --
                                                        =========         ---------
   Mortgage notes payable:
      Variable rate ............................        $  57,111              (571)
      Fixed rate ...............................           58,336                --
                                                        ---------         ---------
                                                        $ 115,447              (571)
                                                        =========         ---------
   Convertible Trust Preferred Securities:
      Fixed rate ...............................        $  25,000                --
                                                        =========         ---------
Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate .........................        $ 812,769             8,128
                                                        =========
      Debt:
         Variable rate .........................        $ 822,502            (8,225)
                                                        =========         ---------
      Net effect from Second Holding ...........                                (97)
                                                                          ---------
   Wellsford/Whitehall:
      Debt:
         Variable rate .........................        $      --                --
         Variable rate, with LIBOR cap (A) .....           88,999              (890)
         Fixed rate ............................           29,158                --
                                                        ---------         ---------
                                                        $ 118,157
                                                        =========
      Effect from Wellsford/Whitehall ..........                               (890)
                                                                          ---------
   Fordham Tower:
      Investment:
         Fixed rate ............................        $   3,400                --
                                                        =========         ---------
Net decrease in annual income, before income tax
   benefit .....................................                             (1,558)
Income tax benefit .............................                                623
                                                                          ---------
Net decrease in annual net income ..............                          $    (935)
                                                                          =========
Per share, basic and diluted ...................                          $   (0.15)
                                                                          =========

----------

(A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in effect 30-day LIBOR contract of 1.82% at September 30, 2002.


ITEM 4.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its last evaluation.

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

                  None.

         ITEM 5:  OTHER INFORMATION.

                  None.

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits filed with this Form 10-Q:

                  99.1     Chief Executive  Officer and Chief Financial  Officer
                           Certifications   pursuant   to  Section  906  of  the
                           Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  During the quarter ended September 30, 2002, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

    Date of Report                      Items                         Date
(Date of Earliest Event)               Reported                      Filed
------------------------               --------                      -----
   August 12, 2002         Chief Executive Officer and  Chief    August 12, 2002
                           Financial  Officer  certifications
                           filed under Item 9.

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

                         WELLSFORD REAL PROPERTIES, INC.

                              By: /s/ James J. Burns
                                  ----------------------------------------------
                                  James J. Burns
                                  Senior Vice President, Chief Financial Officer

                              By: /s/ Mark P. Cantaluppi
                                  ----------------------------------------------
                                  Mark P. Cantaluppi
                                  Vice President, Chief Accounting Officer

Dated:   November 7, 2002

                                  CERTIFICATION

I, Jeffrey H. Lynford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wellsford Real Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                         /s/ Jeffrey H. Lynford
                         ----------------------
                         Jeffrey H. Lynford
                         Chief Executive Officer

                                  CERTIFICATION

I, James J. Burns, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wellsford Real Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                          /s/ James J. Burns
                          -------------------
                          James J. Burns
                          Chief Financial Officer