Form 10-K
period 2002-12-31
WELLSFORD REAL PROPERTIES INC
filed 2003-03-26
CIK 1038222

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________.

                        Commission File Number 001-12917
                                               ---------

                         WELLSFORD REAL PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       MARYLAND                                        13-3926898
-----------------------                  ---------------------------------------
(State of organization)                  (I.R.S. employer identification number)


    535 MADISON AVENUE, NEW YORK, NY                    10022
----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code: (212) 838-3400
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------            -----------------------------------------
Common Stock $.02 par value                    American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO |_|

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $124,232,000 based on the closing price on the American Stock Exchange for such shares on June 28, 2002.

THE NUMBER OF THE REGISTRANT'S SHARES OF COMMON STOCK OUTSTANDING WAS 6,452,092 AS OF MARCH 25, 2003 (INCLUDING 169,903 SHARES OF CLASS A-1 COMMON STOCK).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held on June 9, 2003 are incorporated by reference into Part III. Additionally, the Company's registration statement on Form S-3 (File No. 333-73874) filed with the Securities and Exchange Commission on December 14, 2001 is also incorporated by reference herein.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           FORM
                                                                           10-K
 ITEM                                                                     REPORT
  NO.                                                                      PAGE
  ---                                                                      ----

                                     PART I

1.   Business................................................................3
2.   Properties..............................................................17
3.   Legal Proceedings.......................................................21
4.   Submission of Matters to a Vote of Security Holders.....................21

                                     PART II

5.   Market for Registrant's Common Equity and Related
        Shareholder Matters .................................................22
6.   Selected Consolidated Financial Data....................................23
7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...............................................24
7a.  Quantitative and Qualitative Disclosures about Market Risk..............42
8.   Consolidated Financial Statements and Supplementary Data................43
9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ................................................43

                                    PART III

10.  Directors and Executive Officers of the Registrant......................44
11.  Executive Compensation..................................................44
12.  Security Ownership of Certain Beneficial Owners and Management..........44
13.  Certain Relationships and Related Transactions..........................44
14.  Controls and Procedures.................................................44

                                     PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........45

                              FINANCIAL STATEMENTS

15a. Consolidated Balance Sheets as of December 31, 2002 and 2001............F-4
     Consolidated Statements of Operations for the Years Ended
            December 31, 2002, 2001 and 2000.................................F-5
     Consolidated Statements of Changes in Shareholders' Equity for the
            Years Ended December 31, 2002, 2001 and 2000.....................F-6
     Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2002, 2001 and 2000.................................F-7
     Notes to Consolidated Financial Statements..............................F-9
     Wellsford/Whitehall Group, L.L.C. Consolidated Financial
            Statements and Notes............................................F-51

                          FINANCIAL STATEMENT SCHEDULES

III. Real Estate and Accumulated Depreciation................................S-1

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

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company's operations are organized into three Strategic Business Units ("SBUs") within which it executes its business plan. The portfolio of investments held in each SBU at December 31, 2002 includes:

     Commercial Property Operations--Wellsford/Whitehall Group, L.L.C.
          A 32.59% interest in a private joint venture that owned and operated 34 properties (substantially all office properties) at December 31, 2002 totaling approximately 3,874,000 square feet (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland.

     Debt and Equity Activities--Wellsford Capital
     o Approximately $28,612,000 of direct debt investments which bore interest at a weighted average annual yield of 11.69% during 2002 and had an average remaining term to maturity of 4.2 years at December 31, 2002;
     o Approximately $31,797,000 of equity investments in companies which were organized to invest in debt instruments including $28,166,000 in Second Holding Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities;
     o Approximately $6,792,000 invested in Reis, Inc. ("Reis"), a real estate information and database company; and
     o Two commercial properties totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania.

     Property Development and Land Operations--Wellsford Development
          An 85.85% interest as managing owner in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as a rental property. A 264 unit fourth phase is being converted into condominiums. The Company has sold 153 units as of December 31, 2002 and 40 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development or sale.

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

The Company's executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400; web address, www.wellsford.com; e-mail, wrpny@wellsford.com. To access the Company's other documents filed with the Securities and Exchange Commission, visit www.wellsford.com. The Company has 17 employees as of December 31, 2002.

COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL
----------------------------------------------------

The Company's commercial property operations consist solely of its interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"), a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall as of December 31, 2002. The manager of the joint venture is a Whitehall affiliate. At December 31, 2002, Wellsford/Whitehall owned and operated 34 properties, including ten properties held for sale (substantially all office properties) totaling approximately 3,874,000 square feet (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Subsequent to February 28, 2003, after the completion of certain sales, Wellsford/Whitehall owned 27 properties totaling approximately 2,908,000 square feet.

Wellsford/Whitehall leases and re-leases space, performs construction for tenant improvements, expands buildings, re-develops properties and based on general and local economic conditions and specific conditions in the real estate industry, may from time to time sell properties for an appropriate price. It is not expected that Wellsford/Whitehall will purchase any new assets in the future.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $55,592,000 and $57,790,000 at December 31, 2002 and 2001, respectively. The Company's share of (loss) income from Wellsford/Whitehall was approximately $(1,292,000), $4,367,000 and $1,675,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wellsford/Whitehall was formed in August 1997 as a private real estate operating company. The Company contributed six properties and Whitehall contributed four properties upon formation of Wellsford/Whitehall. Initial capital aggregating $150,000,000 was committed by the partners including the net amount of contributed properties, net of assumed debt. Prior to December 31, 2000, the Company managed Wellsford/Whitehall on a day-to-day basis.

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

As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP Commercial"), the new management company, which is owned by affiliates of Whitehall and senior management of WP Commercial. WP Commercial provides management, construction, development and leasing services to Wellsford/Whitehall based upon an agreed fee schedule. WP Commercial also provides similar services to a new venture formed by Whitehall (the "New Venture") as well as other affiliates of Whitehall and to third parties, including tenants of Wellsford/Whitehall and new owners of properties disposed of by Wellsford/Whitehall.

WP Commercial receives an administrative management fee of 93 basis points on a predetermined value for each asset owned at the time of the Amendments. As Wellsford/Whitehall sells assets, the basis used to determine the fee is reduced by the respective asset's predetermined value six months after the completion of such sales. The fees earned by WP Commercial related to this service were approximately $5,826,000 and $6,422,000 for the years ended December 31, 2002 and 2001, respectively.

Wellsford/Whitehall, pursuant to the terms of the Amendments, discontinued payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets disposed of by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each acquisition of real estate made by certain other affiliates of Whitehall, until such acquisitions aggregate $400,000,000. The following table presents fees earned by the Company related to this provision:

                              FOR THE YEARS ENDED DECEMBER 31,
                              --------------------------------
                                     2002        2001
                                     ----        ----
Asset disposition fees.......     $  7,000    $365,000
Asset acquisition fees.......       22,000      23,000
                                  --------    --------
Total fees...................     $ 29,000    $388,000
                                  ========    ========

Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled. The Amendments included a buy/sell agreement of equity interests between the Company and Whitehall effective after December 31, 2003 with respect to the venture (the "Buy/Sell Agreement").

As a condition to the formation of Wellsford/Whitehall in 1997, the Company had agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall. Whitehall has agreed to waive this condition in connection with the Amendments.

During the years ended December 31, 2002, 2001 and 2000, Wellsford/Whitehall participated in the following transactions:

(amounts in millions, except square feet and per square foot amounts)

2002 ACTIVITY
Sales:

                                        Gross Leasable                                Sales Price per
                                            Square           Number of     Sales           Square           Gain
     Month           Location                Feet           Properties     Price            Foot           (Loss)
     -----           --------                ----           ----------     -----            ----           ------
June .........    Owings Mills, MD           31,732              1        $    2.9       $    91.39       $   (0.3)
                                             ======              =        ========       ==========       ========


2001 ACTIVITY
Purchases (1):

                                         Gross Leasable                               Purchase Price per
                                            Square           Number of   Purchase           Square
     Month           Location                Feet           Properties     Price             Foot         Occupancy
     -----           --------                ----           ----------     -----             ----         ---------
April ........   Various                     54,000              5        $   18.7       $   342.20          100%
October ......   Decatur, GA                 10,000              1             2.3           231.51          100%
                                             ------              -        --------
                                             64,000              6        $   21.0           324.91          100%
                                             ======              =        ========


Sales:

                                        Gross Leasable                                 Sales Price per
                                            Square           Number of       Sales          Square          Gain
   Month             Location                Feet           Properties       Price           Foot          (Loss)
   -----             --------                ----           ----------       -----           ----          ------
February .....   Newton, MA                 102,000              5        $   18.0       $   176.47       $    3.5
April ........   Portland, ME                24,000              1             1.6            66.67             --
May ..........   Parsippany, NJ             257,000              1            61.5           239.30           17.9
August .......   Andover, MA                 63,000              1             9.2           146.03            1.5
September ....   Wayne, NJ (Pointview)      564,000              1            35.5            62.94             -- (2)
November .....   Wayne, NJ                   56,000              1             8.2           146.43            2.4
November .....   Chatham, NJ                 63,000              1            12.0           190.48            2.0
                                          ---------             --        --------                        --------
                                          1,129,000             11        $  146.0           129.32       $   27.3
                                          =========             ==        ========                        ========

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

Sale:

                                        Gross Leasable                                 Sales Price per
                                            Square           Number of     Sales            Square
     Month           Location                Feet           Properties     Price             Foot           Gain
     -----           --------                ----           ----------     -----             ----           ----

August .......   Columbia, MD                38,000              1        $    4.9       $      128       $    0.2
                                             ======              =        ========       ==========       ========


In February 2003, Wellsford/Whitehall completed the sales of a portfolio of six properties to one purchaser for an aggregate of $136,800,000 and realized aggregate net gains of approximately $10,554,000 before income taxes. The Company's pre-tax income to be realized during the first quarter of 2003 from these transactions was approximately $2,700,000. The Company will not receive a distribution related to the sale of these properties as almost all of the proceeds were used to paydown $129,557,000 of Wellsford/Whitehall debt. In a separate transaction, Wellsford/Whitehall sold an unencumbered property in January 2003 for which the Company received a distribution of approximately $738,000 on January 31, 2003. The following table details the assets sold:

                                                            Gross                       Sales Price
                                                           Leasable                         per
          Property                     Location           Square Feet    Sales Price     Square Foot        Gain (Loss)
          --------                     --------           -----------    -----------     -----------        -----------
Portfolio sale:
   Mountain Heights Center #1       Berkeley Hts, NJ       183,000
   Mountain Heights Center #2       Berkeley Hts, NJ       123,000
   Greenbrook Corporate Center      Fairfield, NJ          201,000
   180/188 Mt. Airy Road .....      Basking Ridge, NJ      104,000
   One Mall North ............      Columbia, MD            97,000
   Gateway Tower .............      Rockville, MD          248,000
                                                           -------
Total portfolio sale .........                             956,000      $136,800,000      $        143      $ 10,554,000
Decatur ......................      Decatur, GA             10,000         2,370,000               234                --
                                                           -------      ------------                        ------------
                                                           966,000      $139,170,000               144      $ 10,554,000
                                                           =======      ============                        ============

In anticipation of the sales of the Decatur, GA and two other properties in Boston, MA, Wellsford/Whitehall recorded impairment provisions aggregating approximately $1,351,000 at December 31, 2002 as the expected sale prices net of selling expenses were less than the carrying amount of the properties. The Company's share of these impairments was approximately $440,000 before a write-off by the Company in 2002 of related unamortized warrant costs of $284,000.

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

During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation ("Wellsford/Whitehall GECC Facility") with an initial funding of approximately $273,000,000 before transaction costs. The remaining balance will be available to be drawn to fund certain capital expenditures and upon achieving certain operating results from six properties through June 30, 2003, which results are not expected to be achieved by that time. Accordingly, Wellsford/Whitehall is in the process of negotiating with GECC for an extension of the June 30, 2003 expiration. The facility bears interest at LIBOR + 2.90% per annum (4.28% at December 31, 2002) and matures in June 2004 with two 12-month extension options, subject to meeting certain operating and valuation covenants. Upon the initial funding, the facility was secured by interests in twenty-four commercial office properties in the Wellsford/Whitehall portfolio. The Wellsford/Whitehall GECC Facility replaced the previously existing facility which was due to mature in December 2001. The outstanding balance of the Wellsford/Whitehall GECC

Facility  was  $264,160,000  and  $258,060,000  at  December  31, 2002 and 2001,
respectively. Details of the changes to the Wellsford/Whitehall GECC Facility balance are as follows:

                                                                      NUMBER OF
                                                                       SECURING
                                                      BALANCE         PROPERTIES
                                                      -------         ----------
June 2001 proceeds ..........................      $ 272,912,000          24
2001 asset sales ............................        (14,852,000)         (2)
                                                   -------------          --
Balance at December 31, 2001 ................        258,060,000          22
2002 asset sales ............................                 --          --
Additional asset encumbered by the facility .          6,100,000           1
                                                   -------------          --
Balance at December 31, 2002, including
   $131,811,000 reflected in liabilities held
   for sale .................................      $ 264,160,000          23
                                                   =============          ==
Balance at December 31, 2002, adjusted for
   completed sales from January 1, 2003 to
   February 28, 2003 ........................      $ 141,976,000          18
                                                   =============          ==

This financing was arranged by Goldman Sachs, to whom Wellsford/Whitehall paid a fee of approximately $2,644,500.

In July 2001, Wellsford/Whitehall entered into an interest rate protection contract at a cost of $1,780,000 (the "Cap"), which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. The market value of the Cap was approximately $13,000 and $1,089,000 at December 31, 2002 and 2001, respectively. This Cap was purchased from Goldman Sachs based upon the results of a competitive bidding process.

The following table summarizes the long-term debt at Wellsford/Whitehall:

                                                                                      BALANCE AT DECEMBER 31,
                                        INITIAL MATURITY       STATED INTEREST        -----------------------
            DEBT/PROJECT                     DATE                   RATE               2002              2001
            ------------                     ----                   ----               ----              ----
Wellsford/Whitehall GECC Facility..        June 2004            LIBOR + 2.90%      $264,160,000     $258,060,000
Nomura Loan (A)....................      February 2027                  8.03%        65,458,000       66,189,000
Oakland Ridge Loan (B).............       March 2003            LIBOR + 2.00%         6,959,000        4,649,000
Retail properties (C)..............      January 2024                   7.28%        16,371,000       16,600,000
Other loans on office properties...           (D)                     Various        15,410,000       24,511,000
                                                                                   ------------     ------------
                                                                                   $368,358,000     $370,009,000
                                                                                   ============     ============

----------

(A) In connection with a 1998 transaction, Wellsford/Whitehall assumed a mortgage loan held by Nomura Asset Capital Corporation with an initial principal balance of approximately $68,300,000.
(B) The non-recourse loan is secured by the leasehold interest in the Oakland Ridge office park in Columbia, Maryland. The loan has a twelve-month extension at Wellsford/Whitehall's option.
(C) Comprised of five mortgages secured by the leasehold interest in five retail properties.
(D) Includes a property collateralizing the aggregate loan balances outstanding of $7,373,000 at December 31, 2002, which was sold in February 2003. The loans were repaid from sales proceeds.


The Company made temporary advances to Wellsford/Whitehall during 2000 which bore interest at LIBOR + 5.00% per annum. The balance of the advances was repaid in full by December 31, 2000. The Company earned approximately $703,000 of interest income during 2000 from such advances.

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

DEBT AND EQUITY ACTIVITIES - WELLSFORD CAPITAL
----------------------------------------------

The Company, through the Wellsford Capital SBU, makes debt investments directly, or through joint ventures, predominantly in real estate related senior, junior or otherwise subordinated debt instruments and also in investment grade rated commercial mortgage backed securities and other asset-backed securities. The debt investments may be unsecured or secured by liens on real estate, liens on equity interests in real estate, pools of mortgage loans, or various other assets including, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt, as well as interests in such assets or their economic benefits. Junior and subordinated loans and investments generally have the potential for high yields or returns more characteristic of equity ownership.
They may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt and other debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing in the marketplace, while utilizing both our and our joint venture partners' expertise to analyze the underlying assets and thereby effectively minimizing risk.

At December 31, 2002, the Company had the following investments: (i) approximately $28,612,000 of direct debt investments which bore interest at a weighted average annual yield of approximately 11.69% during 2002 and had an average remaining term to maturity of approximately 4.2 years; (ii)
approximately $31,797,000 of equity investments in companies which were organized to invest in debt instruments, including $28,166,000 in Second Holding Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,792,000 invested in Reis, a real estate information and database company. In addition, the Company owned and operated two commercial properties with a net book value of approximately $6,027,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania.

DEBT INVESTMENTS

277 PARK LOAN

In April 1997, the Company and a predecessor of Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The Company advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers and thus is junior to a 10-year $345,000,000 first mortgage loan (amortized balance of $314,485,000 at December 31, 2002) (the "REMIC Loan") on the 277 Park Property.

The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating rate during the tenth year equal to LIBOR + 5.15% per annum or the Fleet National Bank base rate plus 5.15% per annum, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,042,000, $3,042,000 and $3,050,000 per year of interest revenue from the 277 Park Loan during 2002, 2001 and 2000, respectively, or 9.6%, 7.3% and 11.9% of total non-joint venture revenues during such periods.

PATRIOT LOAN

In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage loan, of which the Company advanced $5,000,000 (its 50% share) (the "Patriot Loan"). The Patriot Loan was subordinate to a $75,000,000 first mortgage loan made by Fleet National Bank. During May 2002, the Patriot

Loan was paid in full and the Company received its loan balance of approximately $4,951,000. The loan bore interest at LIBOR + 4.75% per annum with payments of interest only from origination through August 2001 and, thereafter, principal and interest based on a 25-year amortization. The Patriot Loan was secured by a second mortgage lien on a 608,000 square foot mixed-use property in Boston, Massachusetts. The loan balance due to the Company on December 31, 2001 was approximately $4,973,000. The Company earned approximately $129,000, $449,000 and $564,000 of interest revenue from the Patriot Loan during 2002, 2001 and 2000, respectively, or 0.4%, 1.1% and 2.2% of total non-joint venture revenues during such periods.

THE ABBEY COMPANY CREDIT FACILITY

In August 1997, the Company and a predecessor of J.P. Morgan Chase ("JPMC") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and JPMC expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. Advances under the Abbey Credit Facility were made for up to 75% of the value of the borrowing base collateral which consisted of office, industrial and retail properties, all cross collateralized, totaling approximately 250,000 square feet. The Company's portion of the outstanding balance of approximately
$4,300,000 was repaid in August 2000 and the Abbey Credit Facility was terminated.

The Company was entitled to interest on its advances under the Abbey Credit Facility at LIBOR + 4.00% per annum. The Company earned approximately $295,000 of interest revenue from the Abbey Credit Facility during 2000, or 1.2% of total non-joint venture revenues during such period.

SAFEGUARD CREDIT FACILITY

In December 1998, the Company and JPMC originated a $90,000,000 credit facility cross-collateralized by nine self-storage properties (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility, which was made available to Safeguard until April 2001, was terminated on January 30, 2001 when the outstanding balance of $2,900,000 was repaid.
Advances under the facility were made for up to 75% of the value of the borrowing base collateral which consisted of nine self-storage properties totaling approximately 608,000 square feet. The Company was entitled to interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00% per annum.

Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time, the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Second Holding. This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 2000 and 1999, respectively. The Safeguard Credit Facility was repaid in full in January 2001. The Company earned approximately $25,000 and $306,000 of interest revenue from the Safeguard Credit Facility during 2001 and 2000, respectively, or 0.1% and 1.2% of total non-joint venture revenues during such periods.

LIBERTY HAMPSHIRE

In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire"), a venture which structures, establishes and provides management and services for special purpose finance companies formed to invest in financial assets. In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan"). The balance of the Guggenheim Loan was $3,612,000 at December 31, 2002 and 2001. The Company earned approximately $302,000 and $345,000 of interest revenue from the Guggenheim Loan during 2002 and 2001, respectively or 0.9% and 0.8% of total non-joint venture revenues during the period. On January 2, 2003, the Company received a payment of approximately $818,000, which included the 2002 interest payment and the 2002 principal paydown of $516,000.

The following table summarizes interest revenue and its share of consolidated non-joint venture revenue during such periods for the Wellsford Capital SBU:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------
                                              2002                        2001                       2000
                                     -----------------------     -----------------------     -----------------------
                                     INTEREST                    INTEREST                    INTEREST
                                     REVENUE      PERCENTAGE     REVENUE      PERCENTAGE     REVENUE      PERCENTAGE
                                     -------      ----------     -------      ----------     -------      ----------
277 Park Loan ..............      $ 3,042,000         9.6%    $ 3,042,000         7.3%    $ 3,050,000        11.9%
Patriot Loan ...............          129,000         0.4%        449,000         1.1%        564,000         2.2%
Abbey Credit Facility ......               --         0.0%             --         0.0%        295,000         1.2%
Safeguard Credit Facility ..               --         0.0%         25,000         0.1%        306,000         1.2%
Guggenheim Loan ............          302,000         0.9%        345,000         0.8%             --         0.0%
Other ......................           18,000         0.1%        233,000         0.6%        151,000         0.5%
                                  -----------        ----     -----------        ----     -----------        ----
Interest revenue from loans         3,491,000        11.0%      4,094,000         9.9%      4,366,000        17.0%
Interest revenue from cash
   and cash equivalents ....            5,000         0.0%         72,000         0.2%         70,000         0.3%
                                  -----------        ----     -----------        ----     -----------        ----
Total interest revenue .....      $ 3,496,000        11.0%    $ 4,166,000        10.1%    $ 4,436,000        17.3%
                                  ===========        ====     ===========        ====     ===========        ====
Consolidated non-joint
   venture revenue (base
   from which percentage
   is calculated) ..........      $31,718,466                 $41,492,999                 $25,623,789
                                  ===========                 ===========                 ===========

SECOND HOLDING

Second Holding, a joint venture special purpose finance company, has been organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. These other asset-backed securities that Second Holding may purchase may be secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It is Second Holding's intent to hold all securities to maturity. Many of these securities were obtained through private placements and current public market pricing is not available.

The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to obtain an approximate 51.1% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and an affiliate of a significant shareholder of the Company (the Caroline Hunt Trust Estate, which owns 405,500 shares of the Company at December 31, 2002 ("Hunt Trust")) who, together with other entities, own the remaining approximate 39%. The Company's 1999 contribution was comprised of two of the Company's debt investments totaling $25,700,000, net of $1,500,000 of cash received back from Second Holding. The other partners contributed their respective shares of their capital contributions in cash.

During the latter part of 2000, an additional partner was admitted to the venture, who received a share of income, as defined, pursuant to a cumulative preference on earnings in return for providing an insurance policy for payment of the long-term debt issued by Second Holding. Effective January 1, 2002, the partners of Second Holding modified the terms of the agreement with the additional partner, which eliminated the additional partner's cumulative preference on earnings. The additional partner is entitled to 35% of net income as defined by the agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%.

The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $28,166,000 and $27,803,000 at December 31, 2002 and 2001, respectively. The Company's share of income (loss) from Second Holding was approximately $723,000, $(163,000) and $1,432,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also earns management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon total assets of Second Holding, amounted to approximately $646,000, $217,000 and $(182,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002 and 2001, Second Holding had real estate debt and other asset-backed securities investments of approximately $1,785,758,000 and $926,453,000, respectively. The investment-grade assets are variable rate based and have a weighted average annual interest rate of 2.21% and 2.58% at December 31, 2002 and 2001, respectively.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,722,933,000 and $962,465,000 at December 31, 2002 and 2001 with a weighted average annual interest rate of 1.69% and 2.15%, respectively, after the effect of swaps on fixed rate debt to a floating rate.

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC (the "WTC Certificates"). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interests in towers 1 and 2 and in the office components of buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism; such insurance is from a consortium of 22 insurers. The policies of three of the insurance companies have been found by the United States District Court, Southern District of New York, to define the events of September 11, 2001 as a single occurrence. The owner of the leasehold interests is appealing this decision. The remaining insurance companies and the owner of the leasehold interests are in litigation to determine whether the events of September 11, 2001 constitute a single occurrence or a double occurrence. A single occurrence entitles the beneficiary of the policies to a payment equal to the face amount of the insurance policies, while a double occurrence entitles the beneficiary to a payment equal to twice the face amount.

As of December 31, 2002, the rating agencies have not changed their ratings on the WTC Certificates and all payments of principal and interest were current. The Company and Second Holding management believe that the insurance coverage, whether the courts determine that the destruction of the towers was a single or double occurrence, will be sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

REIS, INC.

The Company has direct and indirect investments in a real estate information and database company, Reis, a leading provider of real estate market information to institutional investors. At December 31, 2002 and 2001, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,792,000 and $6,583,000, respectively, or approximately 21.4% of Reis' equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford, Lowenthal and certain directors of the Company whom have invested directly in Reis, have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

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

The Company's original investment in the CVW entities was $1,250,000 of cash and 74,000 five-year warrants to purchase the Company's common shares at $30.35 per share, valued at approximately $750,000 at that time. In September 2000, one of the two principals of CVW left CVW to pursue other employment, the venture was terminated and the investment balance was written off. In July 2001, the warrants issued to the CVW partners were repurchased for $80,000 and cancelled.

FORDHAM TOWER

In October 2000, the Company and PREI organized a new venture which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Company fully funded its share of the loan of $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and fees to the Company and the two former principals of CVW, based upon certain levels of returns on the project and is secured by a lien on equity interests in the property. Such additional interest and fees have not been earned or accrued by the Company. The Company's investment in the Fordham Tower venture is accounted for on the equity method. The Company's share of income from Fordham Tower was approximately $361,000, $361,000 and $85,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Construction is nearing completion and delivery of certain units commenced in December 2002. As of December 31, 2002, approximately 93% of the units were under contract and 23 unit sales had closed for gross proceeds of approximately $11,300,000.

OTHER INVESTMENTS

VALUE PROPERTY TRUST

In February 1998, the Company completed the merger with Value Property Trust ("VLP") (the "VLP Merger") for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties were under contract and subsequently sold to an affiliate of Whitehall for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties, with an allocated value upon purchase of approximately $38,300,000, aggregating approximately 597,000 square feet with one property located in California and the remaining six properties located in the northeastern United States. VLP had cash of $60,800,000 and other net assets of $5,900,000 at the close of the transaction. In October 1998, the Company obtained a $28,000,000 loan, which was cross-collateralized by the seven retained VLP properties, bore interest at LIBOR + 2.75% per annum and was scheduled to mature in October 2001.

During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four other properties were sold during 2001 for aggregate sales of approximately $34,217,000. Two unencumbered properties remain unsold at December 31, 2002. The Company recorded a gain of approximately $4,943,000 on the December 2000 transaction which was offset by a provision for impairment of $4,725,000, also recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. The Company repaid in full the $28,000,000 loan in December 2000 and expensed all of the remaining unamortized deferred loan costs associated with the financing. The net book value after a remaining impairment reserve of $2,175,000 for the two unsold properties was approximately $6,027,000 and $5,560,000 at December 31, 2002 and 2001, respectively. The
Company determined that no additional impairment provision was required at December 31, 2002 and 2001.

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

PALOMINO PARK

Presently, the Company's Wellsford Development activities consist solely of an interest in a five-phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. At December 31, 2002 and 2001, the Company had an 85.85% interest as the managing owner in this project and a subsidiary of EQR had the remaining 14.15% interest.

In January 2003, the Company's board of directors approved a plan for the Company to seek institutional investors to purchase an interest in the residential rental phases at Palomino Park. There can be no assurance that the Company will be able to find suitable investors or that such a transaction will be completed.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit, which expires in 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in 2005.

In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,500,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in December 2007 and bears interest at a fixed rate of 6.92% per annum. Principal payments are based on a 30-year amortization schedule.

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

In October 2000, Phase III, the 264 unit phase known as Silver Mesa was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sellout period until the inventory available for sale has been significantly reduced and additional units are required to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum (3.38% at December 31, 2002), is collateralized by the unsold Silver Mesa units, matures in December 2003 and provides for one six-month extension at the Company's option. Generally, 90% of net sales proceeds per unit is applied to principal repayments until the loan is paid in full. The balance of the Silver Mesa Conversion Loan was $4,318,000 and $13,352,000 at December 31, 2002 and 2001, respectively.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 153 units have been sold through December 31, 2002. The following table provides information regarding sales of Silver Mesa units:

                                         FOR THE YEARS ENDED
                                            DECEMBER 31,
                                        -------------------         PROJECT
                                        2002           2001         TOTALS
                                        ----           ----         ------
Number of units sold ...........             48            105            153
Gross proceeds .................    $10,635,000    $21,932,000    $32,567,000
Principal paydown on Silver Mesa
   Conversion Loan .............    $ 9,034,000    $18,648,000    $27,682,000

The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, future rental revenues and corresponding operating expenses will diminish.

                               FOR THE YEARS ENDED DECEMBER 31,
                               --------------------------------
                               2002          2001          2000
                               ----          ----          ----
Rental revenue .........    $1,462,000    $2,224,000    $  592,000
Net operating income (A)    $  884,000    $1,488,000    $  379,000

----------

(A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,400,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period. The construction loan balance was $37,111,000 and $36,747,000 at December 31, 2002 and 2001, respectively and bore interest at LIBOR + 1.75% per annum (3.17% at December 31, 2002).

On February 6, 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay the Green River Construction Loan and excess proceeds are generally available for working capital purposes.

Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,411,000 and $5,400,000 at December 31, 2002 and 2001, respectively. The Company has not determined if it will construct this phase or sell the improved land.

SONTERRA AT WILLIAMS CENTRE ("SONTERRA")

From the time of the Spin-off through January 1998, the Company held a $17,800,000 mortgage on, and option to purchase, a 344-unit class A residential apartment complex located in Tucson, Arizona. In January 1998, the Company exercised its option and acquired Sonterra for approximately $20,500,000, including satisfaction of the mortgage. In February 1998, the Company closed on $16,400,000 of first mortgage financing (the

"Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments were based on a 30-year amortization schedule.

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

FUTURE INVESTMENTS

The Company may in the future make equity investments in entities owned and/or operated by unaffiliated parties which may engage in real estate-related businesses and activities or businesses that service the real estate industry. Some of the entities in which the Company may invest, may be start-up companies or companies in need of additional capital. The Company may also manage and lease properties owned by it or in which it has an equity or debt investment. Some investments may be in entities which make investments in non-real estate assets, such as certain of the debt investments that Second Holding may invest in.

ITEM 2. PROPERTIES.

The following property information is presented by SBU.

WELLSFORD/WHITEHALL

As of December 31, 2002, Wellsford/Whitehall owned and operated 34 properties, including ten properties held for sale (substantially all office properties), totaling approximately 3,874,000 square feet. By February 28, 2003, after the completion of certain sales, Wellsford/Whitehall owned 27 properties totaling approximately 2,908,000 square feet. The following table sets forth certain information related to all of these properties at December 31, 2002:


                                                           LEASABLE
                                                           BUILDING     YEAR       NUMBER
                                                            SQUARE   CONSTRUCTED/    OF
       PROPERTY            TYPE          LOCATION            FEET   REHABILITATED  TENANTS      OCCUPANCY
       --------            ----          --------            ----   -------------  -------      ---------

OPERATING PROPERTIES - OFFICE
300 Atrium Drive....      Office       Somerset, NJ         147,000      1983         5             100%
400 Atrium Drive**..      Office       Somerset, NJ         355,000      1985         2              52%
500 Atrium Drive....      Office       Somerset, NJ         169,000      1984         4              95%
700 Atrium Drive....      Office       Somerset, NJ         181,000      1985         1             100%
Garden State Exhibit
   Center...........      Flex         Somerset, NJ          82,000   1968/1989     N/A              N/A
333 Elm Street......      Office       Dedham, MA            48,000      1983         7              70%
Dedham Place........      Office       Dedham, MA           160,000   1987/2002       6              29%
201 University Avenue     Office       Westwood, MA          82,000      1982         1             100%
7/57 Wells Avenue....     Office       Newton, MA            88,000      1982        14             100%
75/85/95 Wells Avenue     Office       Newton, MA           242,000   1976/1986       5              83%
105 Challenger Road..     Office       Ridgefield           147,000      1992         3             100%
                                       Park, NJ
Oakland Ridge........     Flex         Columbia, MD         144,000   1972/2002       2              65%
117 Kendrick Street..     Office       Needham, MA          211,000   1963/2000       2              38%
Airport Park.........     Office       Hanover Twp, NJ       96,000   1979/2002      10              85%
                                                          ---------                  --             ---
        SUBTOTAL--OPERATING PROPERTIES - OFFICE ........  2,152,000                  62              74%
                                                          ---------                  --             ---

OPERATING PROPERTIES - RETAIL
Essex................     Retail       Essex, MD             10,000      2000         1             100%
Pennsauken...........     Retail       Pennsauken, NJ        12,000      2001         1             100%
Runnemeade...........     Retail       Runnemeade, NJ        12,000      2001         1             100%
Wetumpa..............     Retail       Wetumpa, AL           10,000      2001         1             100%
Richmond.............     Retail       Richmond, VA          10,000      2001         1             100%
                                                          ---------                  --             ---
        SUBTOTAL--OPERATING PROPERTIES - RETAIL ........     54,000                   5             100%
                                                          ---------                  --             ---
                 SUBTOTAL--OPERATING PROPERTIES ........  2,206,000                  67              74%
                                                          ---------                  --             ---



                                      PRINCIPAL TENANTS               BASE    ESCALATED   MARKET
                             ---------------------------------      RENT PER   RENT PER   RENT PER
                                                      LEASE          SQUARE    SQUARE     SQUARE
       PROPERTY              NAME                   EXPIRATION        FOOT      FOOT       FOOT*    ENCUMBRANCE
       --------              ----                   ----------        ----      ----       -----    -----------

OPERATING PROPERTIES - OFFICE
300 Atrium Drive....      AT&T                     March 2004       $ 20.69    $ 23.37    $ 21.00       (A)
400 Atrium Drive**..      Merrill Lynch            December 2003      22.01      23.61      21.00       (A)
500 Atrium Drive....      AT&T                     December 2003      20.01      24.40      21.00       (A)
700 Atrium Drive....      Merck                    June 2005          17.39      20.83      21.00       (A)
Garden State Exhibit
   Center...........      N/A                      N/A                25.71      25.71        N/A       (A)
333 Elm Street......      RNK, Inc.                June 2006          17.13      18.43      24.00       (C)
Dedham Place........      Washington Mutual        January 2007       15.97      24.51      27.00       (C)
201 University Avenue     RCN Corp.                December 2009      18.00      20.33      21.50       (C)
7/57 Wells Avenue....     GEO Centers              November 2004      26.79      28.30      27.00       (C)
75/85/95 Wells Avenue     Wonderware Corp.         April 2005         28.23      28.87      27.00       (C)
105 Challenger Road..     Samsung America, Inc.    December 2003      26.74      31.38      26.00       (A)
Oakland Ridge........     Wells Fargo              May 2012           15.64      15.90      18.00       (E)
117 Kendrick Street..     MCK Communication        March 2007         30.36      32.10      26.00       (A)
Airport Park.........     CapGemini                January 2006       20.82      24.98      26.00       (E)
                                                                      -----      -----      -----
        SUBTOTAL--OPERATING PROPERTIES - OFFICE ........              22.23      24.99      23.40
                                                                      -----      -----      -----

OPERATING PROPERTIES - RETAIL
Essex................     CVS                      January 2024       37.00      37.00      37.00       (E)
Pennsauken...........     CVS                      January 2024       24.85      24.85      24.85       (E)
Runnemeade...........     CVS                      January 2024       26.06      26.06      26.06       (E)
Wetumpa..............     CVS                      January 2024       20.46      20.46      20.46       (E)
Richmond.............     CVS                      January 2024       24.70      24.70      24.70       (E)
                                                                      -----      -----      -----
        SUBTOTAL--OPERATING PROPERTIES - RETAIL ........              26.53      26.53      26.53
                                                                      -----      -----      -----
                 SUBTOTAL--OPERATING PROPERTIES ........              22.34      25.03      23.48
                                                                      -----      -----      -----





WELLSFORD/WHITEHALL:  PROPERTY TABLE - CONTINUED

                                                           LEASABLE
                                                           BUILDING     YEAR       NUMBER
                                                            SQUARE   CONSTRUCTED/    OF
       PROPERTY            TYPE          LOCATION            FEET   REHABILITATED  TENANTS      OCCUPANCY
       --------            ----          --------            ----   -------------  -------      ---------

PROPERTIES UNDER RENOVATION
600 Atrium Drive........  Land         Somerset, NJ             N/A      N/A         (H)             --
Airport Park............  Land         Hanover Twp, NJ          N/A      N/A         (H)             --
150 Mt. Bethel Road.....  Office/Flex  Warren, NJ           129,000      1981         5              56%
377/379 Campus Drive**..  Office       Franklin Twp, NJ     199,000      1984         1              10%
128 Technology Center**.  Office       Waltham, MA          218,000      1986        --               0%
                                                          ---------                 ---             ---
          SUBTOTAL--PROPERTIES UNDER RENOVATION ........    546,000                   6              17%
                                                          ---------                 ---             ---

PROPERTIES HELD FOR SALE - OFFICE
Greenbrook Corporate
   Center (B)...........  Office       Fairfield, NJ        201,000      1987        14              78%
Mountain Heights
   Center #1 (B)........  Office       Berkeley Hts, NJ     183,000 1968/1986/1998   14              79%
Mountain Heights
   Center #2 (B)........  Office       Berkeley Hts, NJ     123,000 1968/1998/2000    1             100%
180/188 Mt. Airy Road
   (B)..................  Office       Basking Ridge, NJ    104,000      1980        11              83%
One Mall North (B)......  Office       Columbia, MD          97,000   1978/1998      27              61%
401 North Washington (B)  Office       Rockville, MD        248,000   1972/2002      11              82%
60 Turner Street (D)....  Office/Land  Waltham, MA           16,000      1970         1             100%
79 Milk Street (D)......  Office       Boston, MA            65,000 1920/1998/2001    8              54%
24 Federal Street (D)...  Office       Boston, MA            75,000 1921/1997/2001   11              73%
                                                          ---------                 ---             ---
    SUBTOTAL--PROPERTIES HELD FOR SALE - OFFICE ........  1,112,000                  98              79%
                                                          ---------                 ---             ---
PROPERTIES HELD FOR SALE - RETAIL
Decatur (B).............  Retail       Decatur, GA           10,000      2001         1             100%
                                                          ---------                 ---             ---
    SUBTOTAL--PROPERTIES HELD FOR SALE - RETAIL ........     10,000                   1             100%
                                                          ---------                 ---             ---
             SUBTOTAL--PROPERTIES HELD FOR SALE ........  1,122,000                  99              79%
                                                          ---------                 ---             ---
   TOTAL/PORTFOLIO AVERAGE AT DECEMBER 31, 2002 ........  3,874,000                 172              68%
                                                          =========                 ===             ===


                                      PRINCIPAL TENANTS               BASE    ESCALATED   MARKET
                             ---------------------------------      RENT PER   RENT PER   RENT PER
                                                      LEASE          SQUARE    SQUARE     SQUARE
       PROPERTY              NAME                   EXPIRATION        FOOT      FOOT       FOOT*    ENCUMBRANCE
       --------              ----                   ----------        ----      ----       -----    -----------
PROPERTIES UNDER RENOVATION
600 Atrium Drive.....     --                       --                    --         --         --       (G)
Airport Park.........     --                       --                    --         --         --       (G)
150 Mt. Bethel Road..     GMAC                     March 2008         18.40      20.15      21.50       (A)
377/379 Campus Drive**    Royal Consumer           September 2009      9.85      10.41      19.50       (A)
                          Products
128 Technology Center**   --                       N/A                   --         --      29.00       (C)
                                                                   --------    -------    -------
          SUBTOTAL--PROPERTIES UNDER RENOVATION ........               7.94       8.55      23.77
                                                                   --------    -------    -------

PROPERTIES HELD FOR SALE -
Greenbrook Corporate
   Center (B)...........  Information Resources    December 2003      23.36      25.92      22.00       (A)
                                                   & 2008
Mountain Heights
   Center #1 (B)........  The Santa Cruz Org.      September 2006     29.79      32.30      27.00       (A)
Mountain Heights
   Center #2 (B)........  Compaq                   August 2010        28.50      32.15      28.00       (A)
180/188 Mt. Airy Road
   (B)..................  Avaya Inc.               October 2004       25.49      27.92      26.50       (A)
One Mall North (B)......  GSA                      November 2005      22.21      24.45      22.00       (E)
401 North Washington (B)  Automatic Data           February 2007      17.13      18.43      26.50       (A)
                          Processing
60 Turner Street (D)....  Brandeis University      June 2002 (F)       8.00       8.00       8.00       (A)
79 Milk Street (D)......  International Data       February 2009      43.92      46.20      36.50       (A)
                          Group (IDG)
24 Federal Street (D)...  IDG                      February 2009      46.65      49.55      36.50       (A)
                                                                   --------    -------    -------
    SUBTOTAL--PROPERTIES HELD FOR SALE - OFFICE ........              26.25      28.57      26.54
                                                                   --------    -------    -------
PROPERTIES HELD FOR SALE - RETAIL
Decatur (B).............  CVS                      April 2019         19.75      22.86      23.00       (G)
                                                                   --------    -------    -------
    SUBTOTAL--PROPERTIES HELD FOR SALE - RETAIL ........              19.75      22.86      23.00
                                                                   --------    -------    -------
             SUBTOTAL--PROPERTIES HELD FOR SALE ........              26.19      28.52      26.50
                                                                   --------    -------    -------
   TOTAL/PORTFOLIO AVERAGE AT DECEMBER 31, 2002 ........           $  21.40    $ 23.69    $ 24.41
                                                                   ========    =======    -------


----------

(A)  Encumbered by the Wellsford/Whitehall GECC Facility.
(B) Property sold by February 28, 2003. Total square feet of sold properties was 966,000 square feet.
(C)  Encumbered by a $65,458,000 mortgage.
(D) Property expected to be sold during second quarter of 2003. The total square feet of properties expected to be sold is 156,000 square feet.
(E)  Encumbered by other mortgages.
(F)  Hold over tenant on a month-to-month lease.
(G)  Unencumbered.
(H)  Land zoned for office development.
* Represents the judgment of WP Commercial as managing member as to specific property market rent per square foot as of December 31, 2002.
** Wellsford/Whitehall is in the process of converting building from single to multi-tenant.


The  following  table  sets  forth  historical   Wellsford/Whitehall   portfolio
information by year:



                                                                   SQUARE FEET OF         OCCUPANCY
                           TOTAL BUILDING     TOTAL PORTFOLIO        OPERATING          OF OPERATING
    AT DECEMBER 31,           SQUARE FEET          OCCUPANCY         PROPERTIES           PROPERTIES
    ---------------           -----------          ---------         ----------           ----------
2002 Pro forma (A)....        2,908,000             63%              2,362,000               74%
2002..................        3,874,000             68%              3,328,000               76%
2001..................        3,905,000             70%              3,307,000               69%
2000..................        4,953,000             69%              3,431,000               87%

----------

(A) December 31, 2002 adjusted to reflect all sales from January 1, 2003 to February 28, 2003.

Leases typically provide for step-ups in base rent periodically over the term of a lease and pass throughs to tenants of their pro rata share of increases in certain expenses (real estate taxes and operating expenses) over a base year. Leases generally provide for improvement allowances for all or a portion of the tenant's initial construction of its premises. The following table sets forth as of December 31, 2002 lease expirations for each of the next ten years, assuming tenants do not exercise any renewal options and excludes properties sold from January 1, 2003 to February 28, 2003:

                              LEASABLE                    ANNUAL BASE RENT OF EXPIRING LEASES
               NUMBER OF    SQUARE FEET   PERCENTAGE OF   -----------------------------------
               EXPIRING     OF EXPIRING    TOTAL LEASED                     PER SQUARE
     YEAR        LEASES       LEASES       SQUARE FEET          TOTAL          FOOT
     ----        ------       ------       -----------          -----          ----
2003.........      36        494,000        28%              $10,424,000      $21.10
2004.........      10        147,000         8%                3,221,000       21.84
2005.........      17        357,000        20%                8,247,000       23.10
2006.........      20        233,000        13%                6,928,000       29.70
2007.........      14        145,000         8%                4,182,000       28.83
2008.........       8         87,000         5%                2,637,000       30.17
2009.........       5        145,000         8%                3,414,000       23.54
2010.........      --             --         0%                       --          --
2011.........       4         12,000         1%                  602,000       48.21
2012.........       3         96,000         5%                2,562,000       26.81

No tenant in the  Wellsford/Whitehall  portfolio  accounted  for more than 6% of
rental   revenues   for  assets   classified   as   continuing   operations   by
Wellsford/Whitehall for the year ended December 31, 2002.

WELLSFORD CAPITAL

Wellsford Capital owned the following commercial properties at December 31, 2002; both properties are available for sale:

                                                                   LEASABLE
                                                                   BUILDING        YEAR
                                                                    SQUARE      CONSTRUCTED/
        PROPERTY                     TYPE         LOCATION           FEET      REHABILITATED
        --------                     ----         --------           ----      -------------
Chestnut Street ..............    Office       Philadelphia, PA     49,953     1857/1983/2002
Keewaydin Drive ..............    Industrial   Salem, NH           125,230          1973
                                                                   -------
TOTAL/AVERAGE  AT DECEMBER 31,
            2002 ..............................................    175,183
                                                                   =======
            2001 ..............................................    175,183
                                                                   =======
            2000 ..............................................    482,270
                                                                   =======


                                      NUMBER
                                        OF                   PRINCIPAL        LEASE
        PROPERTY                     TENANTS    OCCUPANCY    TENANTS       EXPIRATION
        --------                     -------    ---------    -------       ----------
Chestnut Street ..............           3         69%          A        September 2007
Keewaydin Drive ..............           4         57%          B        January 2004
                                        --         --
TOTAL/AVERAGE  AT DECEMBER 31,
            2002 .............           7         60%
                                        ==         ==
            2001 .............           9         62%
                                        ==         ==
            2000 .............          53         74%
                                        ==         ==

----------

(A)  Kittredge Donley (14,449 square feet).
(B)  Southern New Hampshire College (27,555 square feet).

WELLSFORD DEVELOPMENT

The Company owned the following multifamily properties at December 31, 2002:

                                                              YEAR                   EFFECTIVE RENT
           PROPERTY                 LOCATION     UNITS     CONSTRUCTED   OCCUPANCY      PER UNIT      ENCUMBRANCE
           --------                 --------     -----     -----------   ---------      --------      -----------
Operational phases:
   Blue Ridge ...............      Denver, CO      456        1997           95%         $  976      $ 32,447,000 (A)
   Red Canyon ...............      Denver, CO      304        1998           94%          1,161        25,677,000 (A)
   Green River ..............      Denver, CO      424        2001           95%          1,035        37,111,000 (A)
                                                 -----                                               ------------
Total operational phases ....                    1,184                       95%          1,045        95,235,000
                                                 -----                                               ------------
Future units to be sold:
   Silver Mesa (B) ..........      Denver, CO       40        2000          N/A           1,689         4,318,000
                                                 -----                                               ------------
TOTAL/AVERAGE AT DECEMBER 31,
                                   2002 .....    1,224                       95%         $1,107      $ 99,553,000
                                                 =====                       ==          ======      ============
                                   2001 .....    1,320                       77% (C)     $1,267      $109,051,000
                                                 =====                       ==          ======      ============
                                   2000 .....      896                       93%         $1,224      $ 91,724,000
                                                 =====                       ==          ======      ============

----------

(A) Encumbrance balances exclude the Palomino Park Bonds. The balance of the Palomino Park Bonds was $12,680,000 at December 31, 2002, 2001 and 2000. The Palomino Park Bond collateral includes the Blue Ridge, Red Canyon and Green River operational phases, as well as the undeveloped Gold Peak phase (improved land) (See Below).
(B) The Silver Mesa phase information excludes units which are available for sale. The occupancy and average rent per unit for the 40 future units to be sold is excluded. At December 31, 2002, there were 71 units in available for sale inventory. The encumbrance is on all of the unsold units, including rentals in the phase (aggregating 111 units at December 31, 2002). As individual units are sold, they are released from the Silver Mesa Conversion Loan collateral.
(C) Phases in lease-up (Green River during 2001) are not included in the 2001 Average Occupancy.

The average lease term of the tenants' leases range from six to fourteen months. Security deposits are generally required for all leases.

Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,411,000 and $5,400,000 at December 31, 2002 and 2001, respectively. The Company has not determined if it will construct this phase or sell the improved land.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not presently a defendant in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION
------------------

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The high and low closing sales prices for the common shares on the American Stock Exchange and the dividends declared for the years ended December 31, 2002 and 2001 are as follows:

                               COMMON SHARES
                       ------------------------------
     2002              HIGH        LOW      DIVIDENDS
     ----              ----        ---      ---------
1st Quarter.....      $21.75      $19.00      None
2nd Quarter.....      $22.55      $20.10      None
3rd Quarter.....      $20.75      $17.20      None
4th Quarter.....      $18.64      $15.30      None


                               COMMON SHARES
                       ------------------------------
     2001              HIGH        LOW      DIVIDENDS
     ----              ----        ---      ---------
1st Quarter.....     $17.50       $15.50      None
2nd Quarter.....     $19.35       $15.80      None
3rd Quarter.....     $20.00       $17.90      None
4th Quarter.....     $19.60       $18.05      None

HOLDERS
-------

The approximate number of holders of record of the common shares and class A-1 common shares (collectively, "Common Shares" or "Common Stock") were 3,400 and 1, respectively, as of December 31, 2002.

DIVIDENDS
---------

The Company did not declare or distribute any dividends during 2002 or 2001. The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate, for reinvestment, cash flow from investments, disposition of investments and other business activities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The following table details information for each of the Company's compensation plans at December 31, 2002:

                                                                                                       NUMBER OF SECURITIES
                                                                                                       REMAINING AVAILABLE
                                                                                                       FOR FUTURE ISSUANCE
                                                                                                           UNDER EQUITY
                                                     NUMBER OF SECURITIES     WEIGHTED AVERAGE          COMPENSATION PLANS
                                                       TO BE ISSUED UPON      EXERCISE PRICE OF       (EXCLUDING SECURITIES
                                                      EXERCISE OF OPTIONS    OUTSTANDING OPTIONS     REFLECTED IN COLUMN (A))
                                                      -------------------    -------------------     ------------------------
                                                             (a)                     (b)                       (c)
Equity compensation plans approved by shareholders:
   Rollover Stock Option Plan .....................        372,874                $ 20.46                     277,654
   1997 Management Incentive Plan .................        208,687                $ 21.37                     633,965
   1998 Management Incentive Plan .................        190,625                $ 17.96                     471,074
                                                           -------                                          ---------
                                                           772,186                $ 20.90                   1,382,693
Equity compensation plans not approved by
   shareholders ...................................             --                $    --                          --
                                                           -------                                          ---------
Total .............................................        772,186                $ 20.90                   1,382,693
                                                           =======                                          =========



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K.

  SUMMARY CONSOLIDATED STATEMENT OF
         OPERATIONS DATA(A)                                FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------       -----------------------------------------------------------
                                             2002          2001          2000          1999         1998
(AMOUNTS IN THOUSANDS, EXCEPT PER            ----          ----          ----          ----         ----
   SHARE DATA)
Revenues .............................    $  31,718     $  41,493     $  25,624     $  30,770     $  26,316
Costs and expenses (B) ...............      (34,845)      (46,420)      (26,181)      (29,526)      (17,606)
(Loss) income from joint ventures ....         (208)        4,564         3,247         9,622         3,523
Gain on sales of assets, net of
   impairment provision of $4,725
   in 2000 ...........................           --            --         6,135            --           139
Minority interest benefit (expense) ..           43          (283)          (66)          (55)          (78)
                                          ---------     ---------     ---------     ---------     ---------
(Loss) income before taxes and
   Convertible Trust Preferred
   Securities ........................       (3,292)         (646)        8,759        10,811        12,294
Income tax benefit (expense) .........        1,300          (699)       (1,430)       (1,950)       (2,850)
Convertible Trust Preferred Securities
   distributions, net of tax benefit
   of $720, $720 and $510 ............       (1,380)       (1,380)         (861)           --            --
                                          ---------     ---------     ---------     ---------     ---------
Net (loss) income ....................    $  (3,372)    $  (2,725)    $   6,468     $   8,861     $   9,444
                                          =========     =========     =========     =========     =========
Net (loss) income per common share,
   basic .............................    $   (0.52)    $   (0.38)    $    0.76     $    0.86     $    0.95
                                          =========     =========     =========     =========     =========
Net (loss) income per common share,
   diluted ...........................    $   (0.52)    $   (0.38)    $    0.76     $    0.86     $    0.93
                                          =========     =========     =========     =========     =========
Cash dividends declared per common
   share .............................    $      --     $      --     $      --     $      --     $      --
                                          =========     =========     =========     =========     =========
Weighted average number of common
   shares outstanding, basic .........        6,437         7,213         8,508        10,321         9,943
                                          =========     =========     =========     =========     =========
Weighted average number of common
   shares outstanding, diluted .......        6,437         7,213         8,516        10,329        10,190
                                          =========     =========     =========     =========     =========

    SUMMARY CONSOLIDATED BALANCE
            SHEET DATA                                     FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------       -----------------------------------------------------------
                                             2002          2001          2000          1999         1998
(AMOUNTS IN THOUSANDS)                       ----          ----          ----          ----         ----
Real estate, at cost .................    $ 163,400     $ 170,963     $ 167,279     $ 166,166     $ 153,030
Accumulated depreciation .............      (13,531)       (9,873)       (8,248)       (6,584)       (2,707)
Notes receivable .....................       28,612        34,785        37,824        37,260       124,706
Cash and cash equivalents ............       38,644        36,149        36,369        34,740        10,122
Investment in joint ventures .........       94,181        95,807       120,969       114,390        80,776
Total assets .........................      332,775       345,838       375,770       366,331       384,971
Mortgage notes payable ...............      112,233       121,731       104,404       119,315       120,177
Credit facility ......................           --            --        12,000            --        17,000
Convertible Trust Preferred Securities       25,000        25,000        25,000            --            --
Shareholders' equity .................      176,567       178,079       215,982       229,691       231,625
Other balance sheet information:
   Common shares outstanding .........        6,451         6,405         8,350         9,611        10,375
                                          =========     =========     =========     =========     =========
   Equity per share ..................    $   27.37     $   27.80     $   25.86     $   23.90     $   22.32
                                          =========     =========     =========     =========     =========

----------

(A) See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations for significant changes in revenues and expenses of the Company.
(B) Includes a restructuring charge of $3,527 during the year ended December 31, 2001, with no similar charges in other periods presented.

The earnings per share amounts conform with Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE". For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

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

PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. Specifically, the Company's investment in Wellsford/Whitehall is accounted for under the equity method as it is a minority owner with a 32.59% interest and does not have unilateral control over its board. Additionally, the Company owns an approximate 51.1% interest in Second Holding (after a special class partner shares in 35% of net income as defined) which interest is represented by two of eight board seats with one-quarter of the vote on any major business decisions.

Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. The Company accounts for its investment in Reis under the cost method as its ownership interest is in non-voting preferred shares and the Company's interests are represented by one member of Reis' seven member board.

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

REAL ESTATE, OTHER INVESTMENTS, DEPRECIATION, AMORTIZATION AND IMPAIRMENT. Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Costs incurred for significant repairs and maintenance that extend the usable life of the asset or have a determinable useful life are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company expenses all lease turnover costs for its residential units, such as painting, cleaning, carpet replacement and other turnover costs, as such costs are incurred.

Tenant improvements and leasing commissions related to commercial properties are capitalized and amortized over the terms of the related leases. Costs incurred to acquire investments in joint ventures are capitalized and amortized over the expected life of the related investment. Additional amortization is charged as specified assets are sold in cases where the joint venture would cease to exist when all assets are sold or otherwise disposed of or where impairment provisions are recorded at the joint venture. Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements, 40 years for commercial properties and two to twelve years for furnishings and equipment.

The Company reviews its real estate assets, investments in joint ventures and other investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

REAL ESTATE - RESIDENTIAL UNITS AVAILABLE FOR SALE. The Company's residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the cost of each unit is charged to cost of sales based upon its relative sales value. Sales price concessions are recognized as a reduction in sales revenues as individual sales are completed. Advertising costs are expensed as incurred.

MORTGAGE NOTE RECEIVABLE IMPAIRMENT. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due, including future interest, payable under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral.

REVENUE RECOGNITION. Commercial properties are leased under operating leases. Rental revenue from office and industrial properties is recognized on a straight-line basis over the terms of the respective leases. Residential communities are leased under operating leases with terms of generally six to fourteen months and such rental revenue is recognized monthly as tenants are billed. Interest revenue is recorded on an accrual basis over the life of the loan. Sales of real estate assets are recognized at closing, subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

INCOME TAXES. The Company accounts for income taxes under SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2002 TO THE YEAR ENDED  DECEMBER 31,
2001

Rental revenue increased $2,544,000. This increase is due to the commencement of operations effective January 1, 2002 at the Green River phase at Palomino Park in the Wellsford Development SBU ($4,466,000), offset by (i) reduced rental revenue in 2002 from the sale of four of the VLP properties in the Wellsford Capital SBU during 2001, including two during January 2001, one in May 2001 and the fourth in December 2001 ($812,000), (ii) reduced rental revenue from the Silver Mesa phase at Palomino Park from unit sales ($765,000) and (iii) decreased economic occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($345,000).

Revenues from the sale of Silver Mesa residential units and the associated cost of sales from such units were $10,635,000 and $9,544,000, respectively, from 48 sales during the year ended December 31, 2002 and were $21,932,000 and $19,364,000, respectively, from 105 sales during the corresponding 2001 period. The reduction of 2002 sales from 2001 sales is primarily due to the backlog of contracts which were closed after receipt of final approvals and releases in February 2001 to begin the condominium sales process and general and local economic conditions. The decline in gross profit per unit during the 2002 period results primarily from sales price concessions.

Interest revenue decreased $1,079,000. This decrease is due to reduced interest income earned on loans of $686,000 from lower average outstanding loan balances in 2002 as compared to 2001, as well as reduced interest earned on cash of $393,000 from lower interest rates during the current period versus the comparable 2001 period.

Fee revenue increased $58,000. Such increase resulted from an increase in the Company's management fees for its role in the Second Holding investment of $429,000 from increased assets under management in that venture, offset by reduced transaction fees payable by Whitehall from sales of properties by Wellsford/Whitehall and certain asset purchases by a related entity as such fees amounted to $388,000 for the 2001 period, with only $29,000 earned in the corresponding 2002 period and $12,000 of loan modification fees earned in 2001 with no corresponding amount in 2002. Fee revenue will be impacted in the future by increases in assets under management by Second Holding and the ability to sell assets by Wellsford/Whitehall.

Property operating and maintenance expense increased $1,662,000. This increase is the result of (i) the commencement of operations at Green River on January 1, 2002 ($1,127,000), (ii) increased property level payroll, insurance and significant retenanting costs at all operating phases at Palomino Park (for Silver Mesa, such increases were in excess of reductions from units sold) plus the cessation of capitalization of certain costs at Gold Peak commencing January 1, 2002 ($797,000), offset by (iii) reduced operating expenses resulting from the sale of the four VLP properties during 2001, net of current year non-capitalizable maintenance expenses ($262,000).

The increase in real estate taxes of $435,000 is primarily due to the commencement of operations at Green River ($374,000) and the cessation of cost capitalization on the undeveloped Gold Peak land ($155,000) and increased Silver Mesa real estate taxes for a higher tax rate from more units being assessed at a condominium value, which is higher than the assessment for a rental unit ($14,000), offset by a decrease in real estate taxes from the sale of four VLP properties during 2001 ($110,000).

Depreciation and amortization expense increased $167,000. This increase is attributable to the commencement of depreciation on the Green River rental phase ($1,573,000), depreciation on the two unsold VLP properties due to a change in accounting classification by definition, under the application of SFAS No. 144, effective January 1, 2002, from available for sale to held for use ($210,000) and fixed asset additions on Blue Ridge and Red Canyon ($83,000), offset by reduced amortization of joint venture cost as only one property was sold by Wellsford/Whitehall and one property was subject to an impairment adjustment during the 2002 period, causing a write-off of the related unamortized warrant balances by the Company ($758,000) whereas eleven properties were sold in the prior year's comparable period ($1,950,000), reduced basis from the transfer of 96 units at Silver Mesa during 2002 to replenish sales inventory (as 28 units became part of sales inventory in January 2002, 30 units in July 2002 and 38 units in October 2002) ($295,000) and reduced depreciation in 2002 of corporate furniture, fixtures and equipment ($212,000).

Property management expenses decreased $88,000. Such decrease is due to the sale of the four VLP properties during 2001 and the assumption of certain asset management duties by the Company in April 2002 (which were previously performed by an affiliate of Whitehall for the VLP properties) ($147,000), as well as decreased rental revenues from lower economic occupancy at Blue Ridge and Red Canyon ($36,000) and Silver Mesa sales ($26,000), partially offset by the commencement of operations at Green River ($121,000). The Palomino Park property management expenses were also impacted by the reduction in contractual management fees during the fourth quarter of 2002 from a 3% annual fee of gross receipts to a 2% annual fee.

Interest expense increased $1,495,000. This increase is attributable to the cessation of interest and debt cost capitalization in 2002 at Palomino Park ($1,841,000 was capitalized in the 2001 period for Green River and Gold Peak) and interest on the Green River Construction Loan ($1,295,000). Such amounts are offset by reduced expense from a lower outstanding balance and a reduced interest rate on the Silver Mesa Conversion Loan ($1,166,000), the expiration of the Wellsford Finance Facility in January 2002 (which had up to $12,000,000 of outstanding balances for portions of the 2001 period) ($294,000), reduced interest on the Palomino Park Bonds from a lower base interest rate in 2002 ($129,000) and lower interest on the Blue Ridge and Red Canyon fixed rate loans from lower average outstanding balances due to principal amortization ($52,000).

General and administrative expenses decreased $1,900,000. This decrease is primarily the result of an expense reduction program implemented by management in 2001 which resulted in reduced salaries and related benefits and lower net occupancy costs. An analysis of general and administrative expenses follows:

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                    2002               2001           (DECREASE)
                                                                    ----               ----           ----------
General and administrative expense per Statement of
   Operations .............................................    $   6,567,166      $   8,466,948     $  (1,899,782)
Less:  Non-cash component of general and administrative
   expenses for amortization of stock generally issued into
   deferred compensation plan .............................        1,243,332          1,578,009          (334,677)
                                                               -------------      -------------     -------------
Cash component of general and administrative expenses .....    $   5,323,834      $   6,888,939     $  (1,565,105)
                                                               =============      =============     =============
Percentage (decrease) from prior year on cash component ...            (22.7%)
                                                               =============
Percentage of Total Assets at each year end on cash
   component ..............................................             1.60%              1.99%
                                                               =============      =============
Total Assets at each year end .............................    $ 332,775,043      $ 345,838,157
                                                               =============      =============

The restructuring charge in 2001 of $3,527,000 is for costs incurred pursuant to the early retirement of the Company's former President and other personnel changes. Such costs are comprised of severance arrangements including the repurchase of stock options and the write-off of unamortized deferred stock compensation. Of the expected aggregate cash payments of $3,466,000, the Company paid approximately $2,800,000 in the first quarter of 2002 with the remaining accrued balance expected to be paid during the first quarter of 2003.

Income from joint ventures decreased $4,773,000. An analysis of the decrease follows:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
                                                                                   INCREASE
                                               2002               2001            (DECREASE)
                                               ----               ----            ----------
Wellsford/Whitehall:
   Operations (A) ..................      $   (770,000)      $    302,000       $ (1,072,000)
   (Loss) gain on sale of assets (B)           (82,000)        10,215,000        (10,297,000)
   Impairment provision (C) ........          (440,000)        (6,150,000)         5,710,000
Second Holding (D) .................           723,000           (163,000)           886,000
Clairborne Fordham Tower ...........           361,000            361,000                 --
Other ..............................            (1,000)            (1,000)                --
                                          ------------       ------------       ------------
(Loss) income from joint ventures ..      $   (209,000)      $  4,564,000       $ (4,773,000)
                                          ============       ============       ============

----------

(A) Includes a write-off of unamortized leasing costs and tenant improvements from a tenant in bankruptcy in December 2002, offset in part by lease termination income from this tenant. Additionally, 2002 was impacted, to a lesser extent, by the sale of properties in 2001, lower occupancy and lower rental rates in 2002.
(B)  One property was sold in 2002 where as eleven properties were sold in 2001.
(C) Impairments in 2002 relate to properties available for sale at December 31, 2002. Impairments in 2001 primarily relate to the change in intended use of a development property, which was sold later in that year.
(D) The increase in earnings is a result of a change in the allocation of income for the partners of the venture effective January 1, 2002, coupled with an increase in invested assets resulting in increased income for that venture.


Minority interest changed $326,000 from an expense of $283,000 in 2001 to a benefit of $43,000 in 2002, primarily attributable to fewer sales of residential units at Silver Mesa and lower economic and physical occupancy at Palomino Park, which resulted in a loss for the Wellsford Development SBU during the 2002 period.

Income taxes changed from an expense in 2001 of $699,000 to a benefit in 2002 of $1,300,000 primarily from the Company having a tax loss resulting in refundable income taxes in the 2002 fiscal period compared to a financial statement tax profit in the corresponding period in 2001 because of the Company reserving certain future tax timing benefits. The 2001 period provision was reduced by a $265,000 reversal of previously accrued state taxes as a result of net operating loss carryforwards being available in one state. Both periods include minimum state and local tax provisions.

The increase in a net (loss) per share, basic and diluted aggregating $(0.14) per share is attributable to a current period loss of ($3,372,000) whereas in the 2001 period, the Company reported a loss of ($2,725,000).

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2001 TO THE YEAR ENDED  DECEMBER 31,
2000

Rental revenue decreased $4,913,000. This decrease is primarily due to the sale of five properties that were in operations for substantially the full year of 2000 offset by a new operational rental phase at Palomino Park. Reductions from the sale of one of the VLP properties in December 2000, two during January 2001 and one during May 2001 (a fifth property was sold in December 2001 but was in operations for the full year) resulted in a reduction in rental revenue of $4,078,000. These properties are part of the Wellsford Capital SBU. The disposition of the Sonterra at Williams Centre property ("Sonterra") in the Wellsford Development SBU during November 2000 accounted for a decrease of $2,395,000. These reductions were offset by the commencement of operations of the Silver Mesa rental units, which were included in operations for the full year in 2001 and only three months during 2000 (an increase of $1,632,000).

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

The restructuring charge in 2001 of $3,527,000 is for costs incurred pursuant to the early retirement of the Company's former President and other personnel changes. Such costs are comprised of severance arrangements including the repurchase of stock options and the write-off of unamortized deferred stock compensation. Of the expected aggregate cash payments of $3,466,000, the Company anticipates payments of approximately $2,800,000 by the end of the first quarter 2002 with the remaining accrued balance expected to be paid during the first quarter of 2003.

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

Income from joint ventures increased $1,318,000. This increase is primarily the result of (i) net gains on the sales of properties of $4,065,000 in the current period from Wellsford/Whitehall (the Company's share of gains of $10,321,000 is offset by the Company's share of impairment provisions of $6,256,000) which was in excess of gains in the prior year's period of $92,000, (ii) increased income from the Fordham Tower construction loan of $276,000 through the Clairborne Prudential program (the Company made this investment in the fourth quarter of 2000) and (iii) prior year net management fee expense related to the Company's role in the Second Holding venture ($182,000). The impairment provision adjustment is the Company's allocable share arising from the change in intended mixed-use of the property from office space, a conference center and residential development to an available for sale headquarters complex in June 2001 and its ultimate sale in September 2001. These increases were partially offset by (i) decreased operating income at Wellsford/Whitehall of $1,281,000, (ii) a current period loss of $164,000 from Second Holding which had income in the prior period of $1,432,000 (as a partner was admitted into the venture in the latter part of 2000 whom is entitled to a cumulative preference on earnings) and (iii) $241,000 of income in the prior period from the investment in Liberty Hampshire which the Company sold in December 2000. The Wellsford/Whitehall investment is in the Commercial Property Investments SBU and the other ventures are in the Debt and Equity Investments SBU.

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

The decrease in net income per share, basic and diluted of $1.14 per share is attributable to a current year net loss of $2,725,000 whereas in the 2000 period, the Company reported income of $6,468,000, offset by the effect of a lower weighted average number of common shares outstanding in the current period from the repurchase of approximately 1,319,000 shares of common stock during 2000 and 2,021,000 shares of common stock during 2001. The effect of the 2001 share repurchases resulted in a $0.05 per share increase in net loss per share, basic and diluted, excluding the impact of lost interest income on cash used for such repurchases.

INCOME TAXES

The Company has recorded a net deferred tax asset of $6,308,000 and $5,081,000 at December 31, 2002 and 2001, respectively, which is included in prepaid and other assets in the accompanying consolidated balance sheets. Management has determined that a $18,996,470 and $18,764,516 valuation allowance at December 31, 2002 and 2001, respectively, is necessary. The valuation allowance relates to the NOL carryforwards, certain deferred compensation and severance arrangements and alternative minimum tax credit carryforwards.

At December 31, 2002, the Company has available net operating loss carryforwards of $61,856,000, which will expire between 2007 and 2012. The Company has recorded a deferred tax asset of approximately $7,723,000 or 72% of the total recorded deferred tax asset of $10,657,000 at December 31, 2002, attributable to the tax benefit, after reserves, of a portion of such net operating loss carryforwards. As a result of certain limitations under Section 382 of the Internal Revenue Code, as it applies to the VLP acquisition, the Company may only use $6,200,000 of such loss carryforwards each year. Any amounts not utilized in a year may be carried forward to subsequent years. Approximately $15,700,000 could be utilized in 2003 to offset Federal taxable income. The deferred tax asset associated with the deferred compensation deductions, income earned by the assets in the deferred compensation plan and alternative minimum tax credit carryforwards have been fully reserved. The majority of the remaining $2,934,000 asset is expected to be realized upon the sale of the remaining two VLP assets, the scheduled payments of the balance of the severance accrual and the sale or other disposal of the Company's investment in Wellsford/Whitehall.

During the year, the Company increased its valuation allowance by $232,000 principally as a result of additional deferred compensation costs and plan taxable income and alternative minimum tax credit carryforwards, the tax benefits of which were fully reserved, offset in part by the tax benefit from utilization in the fiscal 2001 Federal tax return of $2,852,000 of net operating loss carryforwards. In order to realize the recorded deferred tax asset, the Company would have to realize approximately $29,941,000 of taxable income by 2007 and 2012 when the majority of the net operating loss carryforwards expire. The Company expects to be able to meet these amounts based upon the expected taxable income levels from recognition of existing deferred taxable income and from gains on the sales of properties and other assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects to meet its short-term liquidity requirements, such as maturing construction debt and operating expenses generally through its available cash, sales of residential units in the Wellsford Development SBU, the permanent financing on the Green River phase at Palomino Park (which closed February 6, 2003) and cash provided by operations.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, financing acquisitions and development, financing capital improvements and joint venture loan requirements through the use of available cash, repayments of notes receivable, sales of residential units in the Wellsford Development

SBU (proceeds from such sales will increase from the current amount of approximately 10% of net sales proceeds to 100% when the Silver Mesa Conversion Loan, with a balance of $4,318,000 at December 31, 2002, is fully repaid), sales of properties in the Wellsford/Whitehall SBU, refinancings and the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations and tenant improvements to its properties, repayments of debt maturities and operational expenses with available cash, operating cash flow from its properties, financing available under the Wellsford/Whitehall GECC Facility, as well as an extension to the period for funding of capital additions for tenant improvements and leasing commissions, proceeds from any asset sales, refinancing of existing loans and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2002, the Company and Whitehall each had completed funding their entire respective capital commitments. The additional financing/preferred equity commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. At December 31, 2002, Wellsford/Whitehall's cash and cash equivalents balance was approximately $16,169,000 and restricted cash available for certain capital improvements was approximately $14,600,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds, medium-term notes and commercial paper. Liquidity for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments, from amortization of investments and upon repayment of investments at maturity. Second Holding also has available a $400,000,000 line of credit. The nature of Second Holding's business results in the entity being highly leveraged.

The  Company's   retained   earnings   included   approximately   $2,192,000  of
undistributed earnings from Second Holding at December 31, 2002 as distributions are limited to 48.25% of earnings.

The following table summarizes the Company's material contractual obligations as of December 31, 2002:

(amounts in thousands)

                                                                     PAYMENTS DUE
                                     ------------------------------------------------------------------------------------
                                        FOR THE YEAR      FOR THE YEARS ENDED DECEMBER 31,
                                           ENDED          --------------------------------   SUBSEQUENT TO
  CONTRACTUAL OBLIGATIONS            DECEMBER 31, 2003    2004 AND 2005    2006 AND 2007    JANUARY 1, 2008     AGGREGATE
  -----------------------            -----------------    -------------    -------------    ---------------     ---------
Recorded on balance sheet:
Principal payments for long-
   term debt:
   Blue Ridge Mortgage .......           $    503           $  1,115        $ 30,829            $     --        $ 32,447
   Red Canyon Mortgage .......                383                847             967              23,480          25,677
   Green River Mortgage (A)  .                374              1,092           1,226              37,308          40,000
   Silver Mesa Conversion Loan
      (B) ....................              4,318                 --              --                  --           4,318
   Palomino Park Bonds (C) ...                 --             12,680              --                  --          12,680
                                         --------           --------        --------            --------        --------
      Total long-term debt ...              5,578             15,734          33,022              60,788         115,122
Convertible Trust Preferred
   Securities ................                 --                 --              --              25,000          25,000
Restructuring payments .......                699                 --              --                  --             699
                                         --------           --------        --------            --------        --------
Contractual obligations
   recorded on balance sheet .              6,277             15,734          33,022              85,788         140,821
                                         --------           --------        --------            --------        --------
Other contractual obligations:
Interest expense on long-term
   debt ......................              6,142             12,691          11,584              11,719          42,136
Distributions for Convertible
   Trust Preferred Securities
   (D) ......................               2,063              4,125           4,125              29,585          39,898
Employment contractual
   obligations ...............              1,578                840              --                  --           2,418
Operating lease for office ...                753              1,630           1,630                 679           4,692
Wellsford/Whitehall
   Preferred Equity/Loan .....              4,000                 --              --                  --           4,000
Reis (E) .....................                420                 --              --                  --             420
                                         --------           --------        --------            --------        --------
   Total other contractual
      obligations ............             14,956             19,286          17,339              41,983          93,564
                                         --------           --------        --------            --------        --------
Total contractual obligations            $ 21,233           $ 35,020        $ 50,361            $127,771        $234,385
                                         ========           ========        ========            ========        ========

----------

(A) On February 6, 2003, the Company obtained a $40,000 permanent loan, proceeds from which were used to repay the maturing $37,111 Green River Construction Loan. The above table reflects the obligation for the new financing as if it occurred on December 31, 2002.
(B)  The Silver Mesa Conversion Loan can be extended through June 2004.
(C) Reflects the expiration of the letter of credit arrangements on the Palomino Park Bonds. In order to avoid the call of the Palomino Park Bonds in 2005, the Company would need to either replace the letter of credit arrangements or negotiate some other arrangement.
(D) EQR can require redemption on or after May 30, 2012; however, the Company can extend the maturity for two five-year extension periods to May 2022. The table above assumes payments through that date. The Company can redeem in whole or in part on or after May 30, 2002 and can elect to make distributions for 12 quarters through the issuance of additional Convertible Trust Preferred Securities. The Convertible Trust Preferred Securities are convertible into 1,123,696 common shares at $22.248 per share.
(E) The Company does not expect that such additional contribution will be required before the expiration of the commitment at December 31, 2003.

RECURRING AND NON-RECURRING CAPITAL EXPENDITURES

WELLSFORD DEVELOPMENT

Regarding the Company's Blue Ridge, Red Canyon, Silver Mesa and Green River rental phases, the Company expects to incur approximately $219 per unit in apartment preparation costs from turnover of tenant leases during the year ending December 31, 2003, which will be charged to property operating and maintenance expense in the consolidated statements of operations.

Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,411,000 and $5,400,000 at December 31, 2002 and 2001, respectively. The Company has not determined if it will construct this phase or sell the improved land.

WELLSFORD CAPITAL

The Company expects to incur approximately $875,000 of total capital expenditures with respect to the two remaining VLP properties during 2003. Of this amount $560,000 is for required base building work at both properties. Tenant improvement costs and leasing commissions for 2003 are anticipated to be:

                                                 PER
                                AMOUNT      SQUARE FOOT*
                                ------      ------------
Tenant improvements .....      $185,000      $   8.11
Leasing commissions .....       130,000          5.67
                               --------
                               $315,000
                               ========

----------

* Per square foot amount represents applicable cost by category for expected square footage to be leased during the year.

WELLSFORD/WHITEHALL

Wellsford/Whitehall expects to incur approximately $23,863,000 of total capital expenditures during the year ending December 31, 2003. Of this amount, Wellsford/Whitehall expects to incur approximately $12,423,000 for asset repositioning through significant upgrades to the base building and amenities and the conversion of three single-tenant structures to multi-tenant use properties. Tenant improvement costs and leasing commissions for 2003 are anticipated to be:

                                                 PER
                                AMOUNT       SQUARE FOOT*
                                ------       ------------
Tenant improvements .....    $ 7,736,000      $ 19.88
Leasing commissions .....      3,704,000         8.45
                             -----------
                             $11,440,000
                             ===========

----------

* Per square foot amount represents applicable cost by category for expected square footage to be leased during 2003.

To the extent that available cash, cash flows from operations, sales and borrowings from financial institutions are not available to finance such capital projects, the Company and Whitehall will be required to provide up to $4,000,000 and $6,000,000, respectively, under the existing agreement.

OTHER ITEMS IMPACTING THE COMPANY'S LIQUIDITY AND RESOURCES

WELLSFORD/WHITEHALL BUY/SELL AGREEMENT

The Amendments included a Buy/Sell Agreement of equity interests between the Company and Whitehall effective after December 31, 2003 with respect to the venture. The net book equity of Wellsford/Whitehall at December 31, 2002 was approximately $178,445,000. The Company has a 32.59% interest in Wellsford/Whitehall and the aggregate Whitehall interest is 59.96%. The terms of the Wellsford/Whitehall GECC Facility allow for a continuance of such debt as long as the Company or Whitehall has ultimate decision making authority over the management and operations of Wellsford/Whitehall.

SECOND HOLDING INVESTMENTS

Second Holding has been organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. These other asset-backed securities that Second Holding may purchase may be secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It is Second Holding's intent to hold all securities to maturity. Many of these securities were obtained through private placements and current public market pricing is not available. There is a risk that these investments could be downgraded by a rating agency and that the underlying collateral could permanently decline in value and result in losses by Second Holding, which, in turn, would result in losses to the Company. The ability for Second Holding to continue to increase invested assets is dependent upon the availability of suitable investments which meet an investment criteria as established by the partners of Second Holding and the ability to obtain appropriate financing for such needs. The nature of Second Holding's business results in the entity being highly leveraged.

The following table details the allocation of investments at December 31, 2002 and 2001 for Second Holding:


                                                           DECEMBER 31,
                                        --------------------------------------------------
                                                2002                          2001
                                        ---------------------          -------------------
                                        AMOUNT        PERCENT          AMOUNT      PERCENT
                                        ------        -------          ------      -------
SECURITY FOR INVESTMENTS (A)
----------------------------
Real estate .................      $  587,358,000       33%      $  334,601,000       36%
Corporate debt ..............         462,041,000       26%         135,686,000       15%
Consumer/trade receivables ..         125,000,000        7%          33,500,000        3%
Sovereign debt ..............         100,960,000        6%          73,000,000        8%
Bank deposits ...............         105,000,000        6%          70,000,000        8%
Aircraft loans and leases ...          80,000,000        4%          70,000,000        8%
Fuel/oil receivables ........          35,000,000        2%          35,000,000        3%
Other asset-backed securities         290,399,000       16%         174,666,000       19%
                                   --------------      ---       --------------      ---
Total (B) ...................      $1,785,758,000      100%      $  926,453,000      100%
                                   ==============      ===       ==============      ===


     STANDARD & POOR'S
  RATINGS OF INVESTMENTS
  ----------------------
AAA .........................      $1,267,616,000       71%      $  759,241,000       82%
AA+ .........................          35,000,000        2%                  --        0%
AA ..........................         163,581,000        9%          42,750,000        5%
AA- .........................         164,223,000        9%          28,000,000        3%
A+ ..........................          24,922,000        1%                  --        0%
A ...........................          97,092,000        6%          60,210,000        7%
A- ..........................          33,324,000        2%          34,441,000        3%
Other .......................                  --        0%           1,811,000        0%
                                   --------------      ---       --------------      ---
Total (B) ...................      $1,785,758,000      100%      $  926,453,000      100%
                                   ==============      ===       ==============      ===

----------

(A) Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B) Investments are variable rate based at a weighted average annual interest rate of 2.21% and 2.58% at December 31, 2002 and 2001, respectively.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt, including $150,000,000 of junior subordinated bonds due in April 2010, of approximately $1,722,933,000 and $962,465,000 at December 31, 2002 and 2001 with a weighted average annual interest rate of 1.69% and 2.15%, respectively, after the effect of swaps on fixed rate debt to a floating rate. One of the partners of Second Holding has provided credit enhancement, through the issuance of an insurance policy by one of its affiliates, for the payment of principal and interest of the junior subordinated bonds through maturity in 2010. The parent company of this partner has announced that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, while it will continue to support its existing book of credit enhancement business. The Company does not believe that this decision will impact the business and operations of Second Holding.

     World Trade Center Debt Investment

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001--WTC. The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interests in towers 1 and 2 and in the office components of buildings 4 and 5 of the World Trade Center in New York City. Subsequent to the events of September 11, 2001 which resulted in the destruction of these buildings, the Company has been informed by GMAC Commercial Mortgage Corporation, the master and special servicer, that the WTC Certificates are not in default. The property casualty and business interruption insurance obtained in connection with the WTC Certificates does not exclude acts of terrorism; such insurance is from a consortium of 22 insurers. The policies of three of the insurance companies have been found by the United States District Court, Southern District of New York, to define the events of September 11, 2001 as a single occurrence. The owner of the leasehold interests is appealing this decision. The remaining insurance companies and the owner of the leasehold interests are in litigation to determine whether the events of September 11, 2001 constitute a single occurrence or a double occurrence. A single occurrence entitles the beneficiary of the policies to a payment equal to the face amount of the insurance policies, while a double occurrence entitles the beneficiary to a payment equal to twice the face amount.

As of December 31, 2002, the rating agencies have not changed their ratings on the WTC Certificates and all payments of principal and interest were current. The Company and Second Holding management believe that the insurance coverage, whether the courts determine that the destruction of the towers was a single or double occurrence, will be sufficient to cover Second Holding's investment and that an impairment reserve is not required. Both Second Holding and the Company will continue to evaluate the ultimate collectibility of the principal and interest.

SECOND HOLDING BUY/SELL AGREEMENT

The terms of the operating agreement of Second Holding provide for a buy/sell agreement between the Company and one of the venture partners, which could be exercised after September 30, 2004 for a specified period of time.

PALOMINO PARK

In January 2003, the Company's board of directors approved a plan for the Company to seek institutional investors to purchase an interest in the residential rental phases at Palomino Park. There can be no assurance that the Company will be able to find suitable investors or that such a transaction will be completed.

RESTRUCTURING CHARGE

The Company recorded a non-recurring change of approximately $3,527,000 during the fourth quarter of 2001 related to the retirement of the Company's former President and Chief Executive Officer and other personnel changes. The Company made payments of approximately $2,767,000 during the year ended December 31, 2002, reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000 at December 31, 2002; such remaining amount is payable during the first quarter of 2003. The Company utilized available cash for payments made in 2002 and will utilize available cash to make the 2003 payment.

CAPITAL COMMITMENTS

At December 31, 2002, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At December 31, 2002, capital commitments are as follows:

         COMMITMENT                  AMOUNT           EXPIRATION
         ----------                  ------           ----------
Wellsford/Whitehall (A).......   $  4,000,000      December 31, 2003
Reis (B)......................        420,000      December 31, 2003

----------

(A) Pursuant to the Agreement, the Company would provide for 40% of a $10,000,000 loan to, or preferred equity in, the venture with its joint venture partner. Whitehall committed to fund the remaining $6,000,000.
(B) In June 2002, the Company provided $210,000 to Reis, resulting in a remaining commitment of $420,000. This funding was the Company's share of an additional $667,000 capital subscription to Reis from the group of investors who also contributed capital in April 2000. The other investors have a remaining aggregate commitment of $913,000.

TAX INDEMNITIES

Wellsford/Whitehall has agreed to maintain certain tax indemnities, primarily through 2007, for a family group who are partners of the joint venture, relating to assets acquired from those partners in 1998. This indemnity was preserved during 2002 and 2001 as the acquisitions of six properties related to the completion of the purchase requirements with respect to properties sold in February and April 2001 as part of tax-free exchanges. The Company will continue to make inquiries of Wellsford/Whitehall management as to their monitoring of asset sales and debt levels with respect to these tax indemnities.

STOCK REPURCHASE PROGRAM

In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase shares, from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters including, but not limited to, a minimum shareholders' equity covenant as required by Commerzbank AG's letter of credit agreement for the Palomino Park Bonds. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of December 31, 2002; none during the year ended December 31, 2002. In addition, during June 2001, the Board of Directors authorized the repurchase of 2,020,784 shares of the Company's common stock at $18.10 per share (aggregating approximately $36,576,000) from an institutional shareholder. Cash used to repurchase such shares came from available working capital.

CREDIT FACILITY

In the past, the Company had a $20,000,000 loan facility available for its corporate needs. In the future, the Company may seek to obtain a new facility based upon future liquidity requirements.

RESOURCES

PALOMINO PARK BONDS

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds have an outstanding balance of $12,680,000 at December 31, 2002 and 2001 and are currently collateralized by four phases at Palomino Park, as Silver Mesa was released from the collateral in November 2000. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit, which expires in 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in 2005. During October 2001, the Company and Commerzbank AG amended the letter of credit agreement to include the $25,000,000 of Convertible Trust Preferred Securities in shareholders' equity in the determination of the minimum shareholders' equity covenant. As of December 31, 2002, the Company was in compliance with the covenants under the letter of credit agreement.

SILVER MESA

In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association which bears interest at LIBOR + 2.00% per annum (3.38% at December 31, 2002), is collateralized by the unsold Silver Mesa units, matures in December 2003 and provides for one six-month extension at the Company's option. Generally, 90% of net sales proceeds per unit is applied to principal repayments until the loan is paid in full. The balance of the Silver Mesa Conversion Loan was $4,318,000 and $13,352,000 at December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company sold 48 Silver Mesa units and received net proceeds of approximately $761,000 after the repayment of principal on the Silver Mesa Conversion Loan of approximately $9,034,000 and selling costs. Net proceeds received by the Company from the above sales are available for working capital purposes. Proceeds will increase from the current amount of approximately 10% of net sales proceeds to 100% after the balance of the Silver Mesa Conversion Loan is repaid in full.

The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, future rental revenues and corresponding operating expenses will diminish.

                                FOR THE YEARS ENDED DECEMBER 31,
                                --------------------------------
                                2002           2001          2000
                                ----           ----          ----

Rental revenue...........  $  1,462,000   $  2,224,000   $   592,000
Net operating income (A).       884,000      1,488,000       379,000

----------

(A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

GREEN RIVER

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,400,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period. The construction loan balance was $37,111,000 and $36,747,000 at December 31, 2002 and 2001, respectively and bore interest at LIBOR + 1.75% per annum (3.17% at December 31, 2002). Principal payments of approximately $22,000 per month commenced October 1, 2002.

On February 6, 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River. The Green River mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay the Green River Construction Loan and excess proceeds are generally available for working capital purposes.

CASH FLOWS
----------

2002 CASH FLOWS

Cash flow provided by operating activities of $6,519,000 consists of (i) a net decrease in residential units available for sale of $7,763,000, (ii) depreciation and amortization of $5,512,000, (iii) amortization of deferred compensation of $1,243,000, (iv) distributions received in excess of joint venture income of $924,000; (v) shares issued for director compensation of $92,000, offset by (vi) a net loss of $3,372,000, (vii) a decrease in accrued expenses and other liabilities of $1,993,000, (viii) an increase in restricted cash and investments of $1,991,000, (ix) an increase in prepaid and other assets of $1,616,000, primarily a result of refundable income taxes and (x) minority interest benefit of $43,000.

Cash flow provided by investing activities of $4,813,000 consists of repayments of notes receivable of $6,173,000, offset by additional investments in real estate assets of $1,150,000 and a capital contribution to Reis of $210,000.

Cash flow used in financing activities of $8,837,000 consists of principal payments of mortgage notes payable of $9,929,000 (including $9,034,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by proceeds received upon the exercise of options of $676,000 and interest funded by a construction loan of $431,000.

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

Cash flow provided by investing activities of $4,647,000 consists of returns of capital from joint venture investments of $31,617,000, proceeds from the sale of real estate assets of $18,553,000 and repayments of notes receivables of
$3,589,000, partially offset by investments in real estate assets of $40,047,000, capital contributions to joint ventures of $8,566,000 and investments in notes receivable of $500,000.

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

ENVIRONMENTAL
-------------

In December 2001, the Company submitted a report to the New Hampshire Department of Environmental Services ("NHDES") that summarized the findings of an environmental consultant engaged by the Company with respect to groundwater and surface water monitoring and testing which took place during 2001 on one of its owned properties. In January 2002 the NHDES indicated concerns about surface water contamination, volatile organic chemical ("VOC") migration off of the property and air quality, and mandated further testing. Further test results and a "Scope of Work" plan for the required tests were submitted to the NHDES in February 2002. In June 2002, the NHDES renewed the Groundwater Monitoring Permit with certain stipulations and again expressed concerns related to indoor air quality, contaminant migration offsite and surface water contamination. It mandated further testing and the submission of a "Scope of Work" plan related thereto by August 1, 2002. The Company complied with the NHDES request and received approval in October 2002 to commence the additional testing which included testing on an adjacent property for VOC migration and air quality testing. These tests were conducted during the fourth quarter of 2002 and the results show no migration of the VOCs and, on a preliminary basis, no environmental problems with the indoor air quality. At this time, it is too early to conclude the form of remediation that will be required, if any, or the cost thereof, but in all likelihood, if remediation is required, it will be a more aggressive and costly one than natural attenuation. During 2002 and 2001, the Company incurred approximately $96,000 and $48,000, respectively, of costs principally for its environmental testing firm, with respect to this matter.

TERRORISM INSURANCE
-------------------

In November 2002, Congress passed the Terrorism Risk Insurance Act of 2002, which was enacted to help companies obtain terrorism insurance at reasonable rates. As a result, the Company's primary and excess liability carriers have made such insurance available from November 26, 2002 until the current underlying policies expire at June 30, 2003. The Company was previously covered under its all risk property insurance policies for acts of terrorism on its consolidated real estate assets through June 30, 2002. Terrorism coverage was available to the Wellsford/Whitehall portfolio at December 31, 2002. The Company and Wellsford/Whitehall expect that similar coverage will be available in connection with an all risk policy and will need to make an assessment of the cost benefit of obtaining terrorism insurance in the future. The underwriting procedures utilized by the Company and Second Holding evaluate the impact of the lack of an appropriate amount of terrorism insurance, or inability to obtain terrorism insurance by property owners on single assets or small collateral pools for its debt investments.

INFLATION/DECLINING PRICES
--------------------------

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

A substantial majority of the leases at the Company's multifamily properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or re-letting of apartment units during an inflationary period. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation. Conversely, in a period of declining economics, short-term leases pose an increasing risk to the Company of reduced rental revenue and decreased cash flow from lower rents in conjunction with concessions to new and renewal tenants. This is currently being experienced by the Company's Palomino Park operating properties.

Assets in the Wellsford/Whitehall portfolio are currently subject to similar risks regarding declining economics which may result in reduced rental revenue and decreased cash flow from lower rents and greater concessions to new and renewal tenants.

TRENDS
------

The markets in which the Company owns and operates its assets (or has investments in entities which own and operate assets) are subjected to general and local economic business conditions. Based upon the current economic environment, these conditions may negatively impact the occupancy levels, rents and the amount of concessions at properties in the Wellsford Development and Wellsford Capital SBUs or negatively impact 2003 property sales in the Wellsford Capital SBU and the sale of residential units at Silver Mesa in the Wellsford Development SBU. Wellsford/Whitehall would be similarly impacted by such conditions.

Rising insurance premium costs or availability of certain insurance coverages may negatively impact the operating results and cash flows of the Company's assets and SBUs. Energy costs may continue to increase as a result of the threat of war, also negatively impacting operating results and cash flows. The availability and cost of other natural resources, such as the lack of water supply caused by severe drought conditions in the Denver market, could negatively impact operating results and cash flows as well.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses, including, but not limited to energy, water and insurance; the availability of insurance coverages; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including, but not limited to the WTC Certificates, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties under contract; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

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

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      EFFECT OF 1%                       EFFECT OF 1%
                                                      BALANCE AT    INCREASE IN BASE   BALANCE AT      INCREASE IN BASE
                                                     DECEMBER 31,    RATE ON INCOM     DECEMBER 31,     RATE ON INCOME
                                                        2002           (EXPENSE)          2001             (EXPENSE)
                                                        ----           ---------          ----             ---------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate ..........................      $      --         $      --        $   4,973         $      50
      Fixed rate .............................         28,612                --           29,812                --
                                                    ---------         ---------        ---------         ---------
                                                    $  28,612                --        $  34,785                50
                                                    =========         ---------        =========         ---------
   Mortgage notes payable:
      Variable rate ..........................      $  54,109              (541)       $  62,780              (628)
      Fixed rate .............................         58,124                --           58,951                --
                                                    ---------         ---------        ---------         ---------
                                                    $ 112,233              (541)       $ 121,731              (628)
                                                    =========         ---------        =========         ---------
   Convertible Trust Preferred Securities:
      Fixed rate .............................      $  25,000                --        $  25,000                --
                                                    =========         ---------        =========         ---------
Proportionate share of assets and liabilities
from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate .......................      $ 912,705             9,127        $ 486,174             4,862
         Fixed rate ..........................             --                --               --                --
                                                    ---------         ---------        ---------         ---------
                                                    $ 912,705             9,127        $ 486,174             4,862
                                                    =========                          =========
      Debt:
         Variable rate .......................      $ 871,100            (8,711)       $ 487,335            (4,873)
                                                    =========         ---------        =========         ---------
   Net effect from Second Holding ............                              416                                (11)
                                                                      ---------                          ---------
   Wellsford/Whitehall:
      Debt:
         Variable rate .......................      $      --                --        $      --                --
         Variable rate, with LIBOR cap (A) ...         90,977              (910)          91,162              (912)
         Fixed rate ..........................         29,071                --           29,424                --
                                                    ---------         ---------        ---------         ---------
                                                    $ 120,048                          $ 120,586
                                                    =========                          =========
   Effect from Wellsford/Whitehall ...........                             (910)                              (912)
                                                                      ---------                          ---------
Net decrease in annual income, before minority
   interest and income tax benefit ...........                           (1,035)                            (1,501)
Minority interest ............................                               77                                 89
Income tax benefit ...........................                              383                                565
                                                                      ---------                          ---------
Net decrease in annual net income ............                        $    (575)                         $    (847)
                                                                      =========                          =========
Per share, basic and diluted .................                        $   (0.09)                         $   (0.12)
                                                                      =========                          =========

----------

(A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon 30-day LIBOR of 1.38% and 1.88% at December 31, 2002 and 2001, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K (see page F-1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, their ages and their positions are as follows:

        NAME               AGE           POSITIONS AND OFFICES HELD
        ----               ---           --------------------------
Jeffrey H. Lynford......   55    Chairman of the Board, Chief Executive Officer,
                                    President and Director***
James J. Burns..........   63    Senior Vice President, Chief Financial Officer
                                    and Secretary
Willliam H. Darrow II...   55    Vice President
David M. Strong.........   44    Vice President for Development
Mark P. Cantaluppi......   32    Vice President, Chief Accounting Officer
Martin Bernstein........   65    Director*
Douglas Crocker II......   62    Director***
Rodney F. Du Bois.......   67    Director**
Richard S. Frary........   55    Director*
Meyer S. Frucher........   56    Director*
Mark S. Germain.........   52    Director***
Edward Lowenthal........   58    Director**

----------

*    Term expires 2003.
**   Term expires 2004.
***  Term expires 2005.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors", "Executive Officers", and "Key Employees" of the Company's definitive proxy statement for the 2003 annual meeting of shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Executive Compensation", "Compensation of Directors", "Board Committees", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 2003 annual meeting of shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for the 2003 annual meeting of shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 2003 annual meeting of shareholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  (1) FINANCIAL STATEMENTS

          The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

          Consolidated Balance Sheets as of December 31, 2002 and 2001.

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

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

     (3)  EXHIBITS

     (A)  EXHIBIT NO. DESCRIPTION!!!
          ----------- -----------

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

          ----------- -----------

             4.4 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and W/W Group Holdings, L.L.C. ("Holding Co.") relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of May 28, 1999, by and between Wellsford and United States Trust Company of New York (the "Warrant Agent"). !!!!!!
             4.5 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and Holding Co. relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of August 28, 1997, by and between Wellsford and the Warrant Agent, as amended on July 16, 1998, and as further amended on May 28, 1999. !!!!!!
             4.6 Agreement, dated as of December 21, 2000, terminating the Registration Rights Agreement between Wellsford and Holding Co., dated as of May 28, 1999. !!!!!!
             10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon. *
             10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon.
                    ****
             10.3 Second Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of November 16, 1998. +++++
             10.4 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park.
                    *
             10.5 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000. **
             10.6 Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
             10.7 Assignment and Assumption Agreement by and between Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
             10.8 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
             10.9 Reimbursement and Indemnification Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ***
             10.10 Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
             10.11 Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****

          ----------- -----------

             10.12 Credit Agreement, dated as of April 25, 1997, by and among Park Avenue Financing Company LLC, PAMC Co-Manager Inc., PAFC Management, Inc., Stanley Stahl, The First National Bank of Boston, the Company, other banks that may become parties to the Agreement and The First National Bank of Boston, as Agent, relating to 277 Park Avenue. **
             10.13 Assignment of Member's Interest, dated as of April 25, 1997, by PAFC Management, Inc. and Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in the Park Avenue Financing Company,
                    LLC). **
             10.14 Assignment of Member's Interest, dated as of April 25, 1997, by PAMC Co-Manager Inc. and Park Avenue Financing, LLC to The First National Bank of Boston, relating to 277 Park Avenue (relating to interests in 277 Park Avenue, LLC). **
             10.15 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in Park Avenue Management Corporation). **
             10.16 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAMC Co-Manager Inc.). **
             10.17 Stock Pledge Agreement, dated as of April 25, 1997, by Stanley Stahl to The First National Bank of Boston, relating to 277 Park Avenue (relating to stock in PAFC Management, Inc.). **
             10.18 Conditional Guaranty of Payment and Performance, dated as of April 25, 1997, by Stanley Stahl, relating to 277 Park Avenue. **
             10.19 Cash Collateral Account Security, Pledge and Assignment Agreement, dated as of April 25, 1997, by and among 277 Park Avenue, LLC, Park Avenue Management Corporation, Park Avenue Financing Company LLC, PAMC Co-Manager Inc., Stanley Stahl and The First National Bank of Boston, relating to 277 Park Avenue. **
             10.20 Recognition Agreement, dated as of April 25, 1997, by and among The First National Bank of Boston, the Company, Column Financial, Inc., Park Avenue Financing Company LLC, PAMC Co-Manager, Inc. and 277 Park Avenue, LLC, relating to 277 Park Avenue. **
             10.21 Intercreditor Agreement, dated as of April 25, 1997, between the Company and The First National Bank of Boston, as Agent, relating to 277 Park Avenue. **
             10.22 Assignment and Acceptance Agreement, dated June 19, 1997, between BankBoston, N.A. (formerly known as The First National Bank of Boston) ("BankBoston") and the Company, relating to 277 Park Avenue. ****
             10.23  Revolving   Credit  Agreement  by  and  among  the  Company,
                    BankBoston, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), other banks which may become parties and BankBoston, as agent, and Morgan Guaranty, as co-agent dated as of May 30, 1997. ****
             10.24 Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent. ****
             10.25 Assignment of Common Stock Agreements, dated as of May 30, 1997, between the Company and BankBoston, as agent. ****
             10.26  Collateral  Assignment  of  Documents,   Rights  and  Claims
                    (including Collateral Assignment of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing), made as of May 30, 1997, by the Company to BankBoston, as agent. ****

          ----------- -----------

             10.27 Nomura Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited
                    Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
             10.28 Contribution Agreement, dated as of February 12, 1998, among Saracen Properties, Inc., Saraceno Holding Trust General Partnership, Dominic J. Saraceno, 150 Wells Avenue Realty Trust, River Park Realty Trust, Seventy Wells Avenue LLC, Newton Acquisition LLC I, Saracen Portland L.L.C., KSA Newton Acquisition Limited Partnership II and KSA Newton Limited Partnership I, as Contributor, and Wellsford/Whitehall Properties, L.L.C., as Contributee. !!!!
             10.29 Limited Liability Company Operating Agreement of Wellsford/Whitehall Group, L.L.C., dated as of May 28, 1999.
                    +++
             10.30 First Amendment to the Limited Liability Company Operating Agreement of WWG, dated as of December 21, 2000, among WHWEL Real Estate Limited Partnership, Wellsford Commercial Properties Trust, WXI/WWG Realty, L.L.C., Holding Co. and WP Commercial, L.L.C., dated as of May 28, 1999 (excluding exhibits and schedules). !!!!!!
             10.31 Program Agreement for Clairborne Investors Mortgage Program between Creamer Realty Consultants and The Prudential Investment Corporation, dated as of December 10, 1997. +
             10.32 $34,500,000 Multifamily Note, dated December 24, 1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C. +
             10.33 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation. +
             10.34  1998 Management Incentive Plan of the Company. ++
             10.35  1997 Management Incentive Plan of the Company. **
             10.36  Rollover Stock Option Plan of the Company. **
             10.37 Amended and Restated Employment Agreement dated as of December 7, 2001 by and between Wellsford Real Properties, Inc. and Jeffrey H. Lynford. ^^^
             10.38 Employment Separation Agreement dated as of December 7, 2001 by and between Wellsford Real Properties, Inc. and Edward Lowenthal. ^^^
             10.39 Employment Agreement between the Company and David M. Strong. ^^^^^
             10.40 Employment Agreement between the Company and William H. Darrow II
             10.41 Employment Agreement between the Company and James J. Burns. +++++
             10.42 Employment Agreement between the Company and Mark P. Cantaluppi. +++++
             10.43 Certificate of Trust of WRP Convertible Trust I, as filed with the Secretary of State of the State of Delaware on May 5, 2000. !!!!!
             10.44 Declaration of Trust of WRP Convertible Trust I, dated as of May 5, 2000, by and among Rodney F. Du Bois and James J. Burns as Regular Trustees, Wilmington Trust Company as both Delaware Trustee and Institutional Trustee and Wellsford Real Properties, Inc., as Sponsor. !!!!!
             10.45 Indenture for 8.25% Convertible Junior Subordinated Debentures, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. !!!!!

          ----------- -----------

             10.46 Preferred Securities Purchase Agreement, dated as of May 5, 2000, by and among Wellsford Real Properties, Inc., WRP Convertible Trust I and ERP Operating Limited Partnership. !!!!!
             10.47 Preferred Securities Guarantee, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. !!!!!!
             10.48 Common Securities Guarantee, dated as of May 5, 2000, by Wellsford Real Properties, Inc. !!!!!
             10.49 Amendment to Registration Rights Agreement, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and ERP Operating Limited Partnership. !!!!!
             10.50 Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000. !!!!!
             10.51 Bond Pledge and Security Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Pledgor, Commerzbank AG, as Bank, and United States Trust Company of New York, as Bond Trustee. #
             10.52 Letter of Credit Reimbursement Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Account Parties, and Commerzbank AG, as Bank. #
             10.53 Promissory Note, dated June 16, 2000, between Wellsford Real Properties, Inc. and Commerzbank AG. #
             10.54 Letter Agreement dated September 30, 2000, between Wellsford Real Properties, Inc. and Creamer Vitale Wellsford L.L.C. relating to the sale and subsequent assignment of SX Advisors, LLC's interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
             10.55 Assignment of Membership Interest, dated as of October 1, 2000, between SX Advisors, LLC and Wellsford Fordham Tower, L.L.C., whereby SX Advisors, LLC assigned its interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
             10.56 Memorandum of Understanding, dated October 25, 2000, among Wellsford Real Properties, Inc., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, WXI/WWG Realty, L.L.C. and W/W Group Holdings, L.L.C., relating to Wellsford/Whitehall Group, L.L.C. ##
             10.57 Operating Agreement of Silver Mesa at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 10, 1998. +++++
             10.58 First Amendment to the Operating Agreement of Silver Mesa at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 19, 2000. +++++
             10.59 Loan Agreement dated as of December 20, 2000, between Silver Mesa at Palomino Park LLC and KeyBank National Association. ++++
             10.60 $32,000,000 Promissory Note dated as of December 20, 2000, payable to KeyBank National Association by Silver Mesa at Palomino Park LLC. ++++
             10.61 Guaranty dated December 20, 2000, by Wellsford Capital for the benefit of KeyBank National Association. ++++
             10.62 Sale-Purchase Agreement dated as of December 4, 2000, between Wellsford Capital Properties, L.L.C. and CRC Communities, Inc. for the sale of 501 Hoes Lane, Piscataway, New Jersey. ++++

          ----------- -----------

             10.63 Sale-Purchase Agreement dated as of November 27, 2000, between Wellsford Capital Properties, L.L.C. and Windswept Development, LLC for the sale of the Bradford Plaza Shopping Center, West Chester, Pennsylvania. ++++
             10.64 Sale-Purchase Agreement dated as of December 5, 2000 between Wellsford Capital Properties, L.L.C. and Keystone Real Estate Management, Inc. for the sale of Two Executive Campus, Cherry Hill, New Jersey. ###
             10.65 Letter Agreement, dated as of June 7, 2001 between Wellsford Real Properties, Inc. and Mutual Beacon Fund, Mutual Qualified Fund and Mutual Beacon Fund (Canada). ####
             10.66 Loan Agreement (including Joinder Agreement signed by the Company), dated as of June 25, 2001, between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. ^
             10.661 First   Amendment   to  Loan    Agreement  and   Other  Loan
                    Documents, dated October 1, 2002, between Wellsford/Whitehall Holdings, L.L.C. and General Electric Capital Corporation.
             10.67 Promissory Note, dated June 25, 2001, between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. ^
             10.68 Guaranty, dated as of June 25, 2001, made by WWG 401 North Washington LLC in favor of General Electric Capital Corporation. ^
             10.69 Hazardous Substances Indemnity Agreement, dated as of June 25, 2001, by Wellsford/Whitehall Holdings, L.L.C., WWG 401 North Washington LLC, Wellsford/Whitehall Group, L.L.C. and Wellsford/Whitehall Properties II, L.L.C. for the benefit of General Electric Capital Corporation. ^
             10.70 Indemnification Agreement, dated as of June 25, 2001, between Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII,
                    Whitehall Street Real Estate Limited Partnership VIII, Whitehall Street Real Estate Limited Partnership XI, Whitehall Street Real Estate Limited Partnership XII and Wellsford Real Properties, Inc. in favor of General Electric Capital Corporation. ^
             10.71 Indemnity Regarding Guaranty Obligations, dated as of June 25, 2001, between Wellsford/Whitehall Holdings, L.L.C. and WWG 401 North Washington LLC. ^
             10.72 October 2001 Amendment to the Letter of Credit Reimbursement Agreement, dated October 26, 2001 among PPPIC, Wellsford Real Properties, Inc. and Commerzbank AG. ^^
             10.73 Sale-Purchase Agreement dated as of November 5, 2001 between Wellsford Capital Properties, L.L.C. and The Judge Rotenberg Educational Center, Inc. for the sale of 250 Turnpike Street, Canton, Massachusetts. +++++
             10.74 Indemnity Agreement dated as of December 31, 2001 by and between Wellsford Park Highlands Corp., Wellsford Real Properties, Inc. and Al Feld for the Green River Construction Loan. +++++
             10.75 Operating Agreement of Green River at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of January 5, 2000. +++++
             10.76 First Amendment to the Operating Agreement of Green River at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of February 11, 2002. +++++
             10.77 $27,000,000 Multifamily Note, dated November 20, 1998, payable to the order of GMAC Commercial Mortgage Corporation by Red Canyon at Palomino Park LLC. +++++

          ----------- -----------

             10.78 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated November 20, 1998, by Red Canyon at Palomino Park LLC in favor of GMAC Commercial Mortgage Corporation. +++++
             10.79 Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of April 27, 1995. ^^^^
             10.80 First Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 29, 1995. ^^^^
             10.81 Second Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 31, 1997. ^^^^
             10.82 Wellsford Real Properties, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees.
             10.83  Deed of Trust,  Security  Agreement  and Fixture  Filing for
                    Green River at Palomino Park LLC, as grantor to The Public Trustee of Douglas Count, as trustee for the benefit of AUSA Life Insurance Company, Inc. dated February 6, 2003.
             10.84 $40,000,000 Secured Promissory Note, dated February 6, 2003, payable to the order of AUSA Life Insurance Company, Inc. by Green River at Palomino Park LLC.
             21.1   Subsidiaries of the Registrant.
             23.1   Consent of Ernst & Young LLP.
             23.2   Consent of KPMG LLP.
             99.1 Chief Executive Officer and Chief Financial Officer Certificates pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*    Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
**** Previously filed as an exhibit to the Form S-11 filed on July 30, 1997. ***** Previously filed as an exhibit to Amendment No. 1 to Form S-11 filed on
     November 14, 1997.
!    Previously filed as an exhibit to the Form 8-K filed on September 11, 1997.
!!   Previously filed as an exhibit to the Form 8-K filed on September 23, 1997.
!!!  Wellsford  acquired  its  interest  in  a  number  of  these  documents  by assignment.
!!!! Previously filed as an exhibit to the Form 8-K filed on April 28, 1998. !!!!! Previously filed as an exhibit to the Form 8-K filed on May 11, 2000. !!!!!! Previously filed as an exhibit to the Form 8-K filed on January 11, 2001.
+    Previously filed as an exhibit to the Form 10-K filed on March 31, 1998.
++   Previously filed as an exhibit to the Form 10-K filed on March 31, 1999.
+++ Previously filed as an exhibit to the Form 10-K filed on March 29, 2000. ++++ Previously filed as an exhibit to the Form 10-K filed on March 22, 2001. +++++ Previously filed as an exhibit to the Form 10-K filed on March 22, 2002.
#    Previously filed as an exhibit to the Form 10-Q filed on August 2, 2000.
##   Previously filed as an exhibit to the Form 10-Q filed on November 3, 2000.
###  Previously filed as an exhibit to the Form 10-Q filed on May 4, 2001.
#### Previously filed as an exhibit to the Form 8-K filed on June 14, 2001.
^    Previously filed as an exhibit to the Form 10-Q filed on August 10, 2001.
^^   Previously filed as an exhibit to the Form 10-Q filed on November 6, 2001.
^^^ Previously filed as an exhibit to the Form 8-K filed on December 10, 2001. ^^^^ Previously filed as an exhibit to the Form 10-Q filed on May 10, 2002. ^^^^^ Previously filed as an exhibit to the Form 10-Q filed on August 12, 2002.

(b) During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

     None.

(c)  The following exhibits are filed as exhibits to this Form 10-K: See Item 15
     (a) (3) above.

(d)  The following documents are filed as a part of this report:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WELLSFORD REAL PROPERTIES, INC.

                          By:  /s/ James J. Burns
                               -------------------------------------------------
                               James J. Burns
                               Senior Vice President, Chief Financial Officer and Secretary



                          By:  /s/ Mark P. Cantaluppi
                               -------------------------------------------------
                               Mark P. Cantaluppi
                               Vice President, Chief Accounting Officer

Dated: March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                               TITLE                                DATE
----------------------    ----------------------------------------------    --------------
/s/ Jeffrey H. Lynford    Chairman of the Board, Chief Executive Officer,   March 17, 2003
----------------------    President and Director
Jeffrey H. Lynford

/s/ Martin Bernstein      Director                                          March 17, 2003
----------------------
Martin Bernstein

/s/ Douglas Crocker II    Director                                          March 17, 2003
----------------------
Douglas Crocker II

                          Director                                          March 17, 2003
----------------------
Rodney F. Du Bois

/s/ Richard S. Frary      Director                                          March 17, 2003
----------------------
Richard S. Frary

/s/ Meyer S. Frucher      Director                                          March 17, 2003
----------------------
Meyer S. Frucher

/s/ Mark S. Germain       Director                                          March 17, 2003
----------------------
Mark S. Germain

/s/ Edward Lowenthal      Director                                          March 17, 2003
----------------------
Edward Lowenthal

                                  CERTIFICATION

I, Jeffrey H. Lynford, certify that:

     1. I have reviewed this annual report on Form 10-K of Wellsford Real Properties, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

                          /s/ Jeffrey H. Lynford
                          ----------------------
                          Jeffrey H. Lynford
                          Chief Executive Officer

                                  CERTIFICATION

I, James J. Burns, certify that:

     1. I have reviewed this annual report on Form 10-K of Wellsford Real Properties, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                          /s/ James J. Burns
                          ----------------------
                          James J. Burns
                          Chief Financial Officer

EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of subsidiaries of the registrant with the respective state of organization as of December 31, 2002:


                    SUBSIDIARY                        STATE
-----------------------------------------------      --------
Wellsford Real Properties, Inc.................      Maryland
Wellsford Capital..............................      Maryland
Wellsford Capital Properties, L.L.C............      Delaware
Wellsford Finance, L.L.C.......................      Delaware
Second Holding Company, LLC....................      Delaware
Belford Capital Management, L.L.C..............      Delaware
Belford ZMTN Company, L.L.C....................      Delaware
Wellsford CRC Holding Corp.....................      Maryland
Clairborne Fordham Tower, LLC..................      Delaware
Creamer Vitale Wellsford L.L.C.................      Delaware
Wellsford Fordham Tower, L.L.C.................      Delaware
Wellsford Park Highlands Corp..................      Colorado
Park at Highlands L.L.C........................      Colorado
Red Canyon at Palomino Park L.L.C..............      Colorado
Silver Mesa at Palomino Park L.L.C.............      Colorado
Green River at Palomino Park L.L.C.............      Colorado
Gold Peak at Palomino Park L.L.C...............      Colorado
Palomino Park Telecom L.L.C....................      Colorado
Parkside Cafe at Palomino Park, Inc............      Colorado
Palomino Park Owners Association................     Colorado
Palomino Park Public Improvements Corp..........     Colorado
Silver Mesa Homeowners Association..............     Colorado
Wellsford Commercial Properties Trust...........     Maryland
Wellsford/Whitehall Group, L.L.C...............      Delaware
Wellsford Ventures, Inc........................      Maryland
WRP Convertible Trust I........................      Delaware

EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-73874) of Wellsford Real Properties, Inc. and in the related Prospectus of our report dated March 17, 2003, with respect to the consolidated financial statements and schedule of Wellsford Real Properties, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
March 25, 2003

EXHIBIT 23.2

                          INDEPENDENT AUDITORS' CONSENT

To the Board of Directors
Wellsford Real Properties, Inc.:

We consent to the incorporation by reference in the registration statement on Form S-3, No. 333-73874, of Wellsford Real Properties, Inc., of our report dated February 21, 2003, with respect to the consolidated balance sheets of Second Holding Company, LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, members' equity and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of Wellsford Real Properties, Inc.

/s/ KPMG LLP


Chicago, Illinois
March 20, 2003

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Wellsford Real Properties, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      /s/ Jeffrey H. Lynford
                                      -------------------------------
                                      Jeffrey H. Lynford
                                      Chief Executive Officer
                                      Wellsford Real Properties, Inc.

                                      /s/ James J. Burns
                                      -------------------------------
                                      James J. Burns
                                      Chief Financial Officer
                                      Wellsford Real Properties, Inc.

March 26, 2003

A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE NO. IN
                                                                   FORM 10-K
                                                                   ---------
Report of Independent Auditors........................................F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001..........F-4

Consolidated Statements of Operations
         for the Years Ended December 31, 2002, 2001 and 2000.........F-5

Consolidated Statements of Changes in Shareholders' Equity
         for the Years Ended December 31, 2002, 2001 and 2000.........F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2002, 2001 and 2000.........F-7

Notes to Consolidated Financial Statements............................F-9

Wellsford/Whitehall Group, L.L.C.
         Consolidated Financial Statements and Notes. ...............F-51


FINANCIAL STATEMENT SCHEDULES

III - Real Estate and Accumulated Depreciation........................S-1


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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Wellsford Real Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Second Holding Company, LLC, a 51% owned joint venture of the Company, for which the Company's net investment is $28,228,810 and $27,862,508 as of December 31, 2002 and 2001,
respectively, and equity in earnings (loss) of $723,430, $(162,933) and $1,431,835, respectively, for the three years in the period ended December 31, 2002. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Second Holding Company, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
March 17, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Managers
Second Holding Company, LLC:

We have audited the consolidated balance sheets of Second Holding Company, LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, members' equity and cash flows for each of the years in the three-year period ended December 31, 2002 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Second Holding Company, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
February 21, 2003

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                              2002              2001
                                                                              ----              ----
ASSETS
Real estate assets, at cost:
   Land .............................................................    $  20,437,840     $  23,113,670
   Buildings and improvements .......................................      125,184,726       139,223,965
                                                                         -------------     -------------
                                                                           145,622,566       162,337,635
   Less:
      Accumulated depreciation ......................................      (13,530,908)       (9,873,232)
      Impairment reserve ............................................       (2,174,853)       (2,174,853)
                                                                         -------------     -------------
                                                                           129,916,805       150,289,550
   Residential units available for sale .............................       14,541,634         5,400,951
   Construction in progress .........................................        5,410,831         5,399,631
                                                                         -------------     -------------
                                                                           149,869,270       161,090,132
Notes receivable ....................................................       28,612,000        34,784,727
Investment in joint ventures ........................................       94,180,991        95,806,509
                                                                         -------------     -------------
Total real estate and investments ...................................      272,662,261       291,681,368
Cash and cash equivalents ...........................................       38,644,315        36,148,529
Restricted cash and investments .....................................        9,543,934         7,553,159
Prepaid and other assets ............................................       11,924,533        10,455,101
                                                                         -------------     -------------
Total assets ........................................................    $ 332,775,043     $ 345,838,157
                                                                         =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ...........................................    $ 112,232,830     $ 121,730,604
   Accrued expenses and other liabilities, including the liability
      for deferred compensation of $8,933,607 and $6,604,106 ........       15,536,789        17,532,211
                                                                         -------------     -------------
Total liabilities ...................................................      127,769,619       139,262,815
                                                                         -------------     -------------
Company-obligated, mandatorily redeemable, convertible preferred securities of WRP Convertible Trust I, holding solely 8.25%
      junior subordinated debentures of Wellsford Real Properties,
      Inc. ("Convertible Trust Preferred Securities") ...............       25,000,000        25,000,000
Minority interest ...................................................        3,438,127         3,496,640
Commitments and contingencies
Shareholders' equity:
   Series A 8% convertible  redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized, no shares
      issued and outstanding ........................................               --                --
Common stock, 98,825,000 shares authorized, $.02 par value per
   share - 6,280,683 and 6,235,338 shares issued and outstanding ....          125,614           124,707
Class A-1 common stock, 175,000 shares authorized, $.02 par value
   per share - 169,903 shares issued and outstanding ................            3,398             3,398
   Paid in capital in excess of par value ...........................      162,801,498       162,083,959
   Retained earnings ................................................       20,617,085        23,989,504
   Accumulated other comprehensive income (loss); share of unrealized loss on interest rate protection contract purchased by joint
      venture investment, net of income tax benefit .................         (253,500)         (102,736)
   Deferred compensation ............................................         (277,664)       (1,520,996)
   Treasury stock, 311,624 and 317,997 shares .......................       (6,449,134)       (6,499,134)
                                                                         -------------     -------------
Total shareholders' equity ..........................................      176,567,297       178,078,702
                                                                         -------------     -------------
Total liabilities and shareholders' equity ..........................    $ 332,775,043     $ 345,838,157
                                                                         =============     =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                     2002             2001             2000
                                                                     ----             ----             ----
REVENUES
   Rental revenue ..........................................    $ 16,311,929     $ 13,768,411     $ 18,681,250
   Revenue from sales of residential units .................      10,635,188       21,932,050               --
   Interest revenue ........................................       4,096,374        5,175,162        6,256,739
   Fee revenue .............................................         674,975          617,376          685,800
                                                                ------------     ------------     ------------
      Total revenues .......................................      31,718,466       41,492,999       25,623,789
                                                                ------------     ------------     ------------
COSTS AND EXPENSES
   Cost of sales of residential units ......................       9,543,905       19,363,647               --
   Property operating and maintenance ......................       5,453,647        3,791,740        4,351,150
   Real estate taxes .......................................       1,486,365        1,051,060        1,609,649
   Depreciation and amortization ...........................       5,474,665        5,307,394        4,967,821
   Property management .....................................         469,133          557,255          798,761
   Interest ................................................       5,850,719        4,355,864        7,076,122
   General and administrative ..............................       6,567,166        8,466,948        7,377,168
   Restructuring charge ....................................              --        3,526,772               --
                                                                ------------     ------------     ------------
      Total costs and expenses .............................      34,845,600       46,420,680       26,180,671
Gain on sale of assets, net of impairment provision of
   $4,725,000 in 2000 ......................................              --               --        6,134,851
(Loss) income from joint ventures ..........................        (208,751)       4,564,406        3,246,758
                                                                ------------     ------------     ------------
(Loss) income  before  minority  interest,  income taxes and accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities ..................      (3,335,885)        (363,275)       8,824,727

Minority interest benefit (expense) ........................          43,281         (282,526)         (66,221)
                                                                ------------     ------------     ------------
(Loss) income before income taxes and accrued distributions
   and amortization of costs on Convertible Trust
   Preferred Securities ....................................      (3,292,604)        (645,801)       8,758,506

Income tax (benefit) expense ...............................      (1,300,000)         699,000        1,430,000
                                                                ------------     ------------     ------------
(Loss) income before accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities ....................................      (1,992,604)      (1,344,801)       7,328,506
Accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities, net of
   income tax benefit of $720,000, $720,000 and $510,000 ...       1,379,815        1,379,815          860,461
                                                                ------------     ------------     ------------
Net (loss) income ..........................................    $ (3,372,419)    $ (2,724,616)    $  6,468,045
                                                                ============     ============     ============
Net (loss) income per common share, basic ..................    $      (0.52)    $      (0.38)    $       0.76
                                                                ============     ============     ============
Net (loss) income per common share, diluted ................    $      (0.52)    $      (0.38)    $       0.76
                                                                ============     ============     ============
Weighted average number of common shares outstanding,
   basic ...................................................       6,436,755        7,213,029        8,507,631
                                                                ============     ============     ============
Weighted average number of common shares outstanding,
   diluted .................................................       6,436,755        7,213,029        8,516,321
                                                                ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                      COMMON SHARES*
                                                -------------------------            PAID-IN             RETAINED
                                                SHARES             AMOUNT            CAPITAL**           EARNINGS
                                                ------             ------            ---------           --------
BALANCE, JANUARY 1, 2000 ............          9,611,150       $     192,223       $ 211,114,592       $  20,246,075
Director and employee share grants ..             57,960               1,159             911,841                  --
Amortization of deferred
   compensation .....................                 --                  --                  --                  --
Shares repurchased and cancelled ....         (1,318,732)            (26,374)        (21,137,207)                 --
Net income ..........................                 --                  --                  --           6,468,045
                                               ---------       -------------       -------------       -------------
BALANCE, DECEMBER 31, 2000 ..........          8,350,378             167,008         190,889,226          26,714,120

Director and employee share grants ..             75,647               1,513           1,434,487                  --
Amortization of deferred
   compensation*** ..................                 --                  --                  --                  --
Shares repurchased and cancelled ....         (2,020,784)            (40,416)        (36,535,776)                 --
Registration costs ..................                 --                  --            (123,112)                 --
Warrants repurchased and cancelled ..                 --                  --             (80,000)                 --
Share of unrealized loss on interest
   rate protection contract purchased
   by joint venture investment, net
   of income tax benefit of $68,491 .                 --                  --                  --                  --
Net (loss) ..........................                 --                  --                  --          (2,724,616)
                                               ---------       -------------       -------------       -------------
BALANCE, DECEMBER 31, 2001 ..........          6,405,241             128,105         155,584,825          23,989,504

Director and employee share grants ..              4,760                  95              91,905                  --
Stock option exercises ..............             40,585                 812             675,634                  --
Amortization of deferred
   compensation .....................                 --                  --                  --                  --
Share of unrealized loss on interest
   rate protection contract purchased
   by joint venture investment, net
   of income tax benefit of $100,509                  --                  --                  --                  --
Net (loss) ..........................                 --                  --                  --          (3,372,419)
                                               ---------       -------------       -------------       -------------
BALANCE, DECEMBER 31, 2002 ..........          6,450,586       $     129,012       $ 156,352,364       $  20,617,085
                                               =========       =============       =============       =============


                                              ACCUMULATED
                                                 OTHER                                   TOTAL
                                             COMPREHENSIVE         DEFERRED          SHAREHOLDERS'       COMPREHENSIVE
                                             INCOME (LOSS)       COMPENSATION            EQUITY          INCOME (LOSS)
                                             -------------       ------------            ------          -------------
BALANCE, JANUARY 1, 2000 ............        $          --       $  (1,861,677)      $ 229,691,213
Director and employee share grants ..                   --            (833,000)             80,000       $          --
Amortization of deferred
   compensation .....................                   --             906,672             906,672                  --
Shares repurchased and cancelled ....                   --                  --         (21,163,581)                 --
Net income ..........................                   --                  --           6,468,045           6,468,045
                                             -------------            --------       -------------       -------------
BALANCE, DECEMBER 31, 2000 ..........                   --          (1,788,005)        215,982,349       $   6,468,045
                                                                                                         =============

Director and employee share grants ..                   --          (1,356,000)             80,000       $          --
Amortization of deferred
   compensation*** ..................                   --           1,623,009           1,623,009                  --
Shares repurchased and cancelled ....                   --                  --         (36,576,192)                 --
Registration costs ..................                   --                  --            (123,112)                 --
Warrants repurchased and cancelled ..                   --                  --             (80,000)                 --
Share of unrealized loss on interest
   rate protection contract purchased
   by joint venture investment, net
   of income tax benefit of $68,491 .             (102,736)                 --            (102,736)           (102,736)
Net (loss) ..........................                   --                  --          (2,724,616)         (2,724,616)
                                             -------------            --------       -------------       -------------
BALANCE, DECEMBER 31, 2001 ..........             (102,736)         (1,520,996)        178,078,702       $  (2,827,352)
                                                                                                         =============

Director and employee share grants ..                   --                  --              92,000       $          --
Stock option exercises ..............                   --                  --             676,446                  --
Amortization of deferred
   compensation .....................                   --           1,243,332           1,243,332                  --
Share of unrealized loss on interest
   rate protection contract purchased
   by joint venture investment, net
   of income tax benefit of $100,509              (150,764)                 --            (150,764)           (150,764)
Net (loss) ..........................                   --                  --          (3,372,419)         (3,372,419)
                                             -------------           ---------       -------------       -------------
BALANCE, DECEMBER 31, 2002 ..........        $    (253,500)         $ (277,664)      $ 176,567,297       $  (3,523,183)
                                             =============          ==========       =============       =============

----------

*    Includes 169,903 class A-1 common shares.
**   Net of treasury stock.
*** Includes $45,000 charged to the restructuring charge related to early retirement.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                        2002               2001               2000
                                                                        ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income .........................................      $ (3,372,419)      $ (2,724,616)      $  6,468,045
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .......................         5,511,980          5,126,018          4,979,927
         Amortization of deferred compensation ...............         1,243,332          1,578,009            906,672
         Non-cash charges in restructuring charge ............                --             61,081                 --
         Distributions received in excess of joint venture
            income ...........................................           923,875            163,695          1,493,056
         Minority interest (in excess of) less than amounts
            distributed ......................................           (43,281)           282,526             66,221
         Shares issued for director compensation .............            92,000             80,000             80,000
         Gain on sale of assets, net of impairment
            provision of $4,725,000 in 2000 ..................                --                 --         (6,134,851)
         Changes in assets and liabilities:
            Restricted cash and investments ..................        (1,990,775)         2,368,347            506,338
            Residential units available for sale .............         7,763,125         16,448,630                 --
            Prepaid and other assets .........................        (1,616,072)           855,258         (1,003,471)
            Accrued expenses and other liabilities ...........        (1,992,351)         2,362,890          2,661,548
                                                                    ------------       ------------       ------------
         Net cash provided by operating activities ...........         6,519,414         26,601,838         10,023,485
                                                                    ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets .........................        (1,149,995)       (40,046,696)       (39,026,039)
   Investments in joint ventures:
        Capital contributions ................................          (209,800)        (8,565,877)       (12,895,201)
        Returns of capital ...................................                --         31,616,900          2,886,017
   Investments in notes receivable ...........................                --           (500,000)       (28,833,000)
   Repayments of notes receivable ............................         6,172,727          3,589,255         32,408,296
   Proceeds from sale of joint venture investment ............                --                 --          1,032,000
   Proceeds from sale of real estate assets ..................                --         18,553,458         21,650,257
                                                                    ------------       ------------       ------------
        Net cash provided by (used in) investing activities ..         4,812,932          4,647,040        (22,777,670)
                                                                    ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Convertible Trust Preferred Securities ........                --                 --         25,000,000
   Deferred financing costs ..................................                --                 --           (544,360)
   Borrowings from credit facility ...........................                --         12,000,000         12,000,000
   Repayment of credit facility ..............................                --        (24,000,000)                --
   Borrowings from mortgage notes payable ....................                --         36,747,451         32,000,000
   Interest funded by construction loan ......................           431,120                 --                 --
   Interest reserve from mortgage note proceeds ..............                --                 --         (1,960,752)
   Repayment of mortgage notes payable .......................        (9,928,894)       (19,420,817)       (30,939,713)
   Proceeds from option exercises ............................           676,446                 --                 --
   Distributions to minority interest ........................           (15,232)           (16,385)            (8,569)
   Costs incurred for reverse stock split ....................                --                 --            (44,364)
   Costs to repurchase warrants ..............................                --            (80,000)                --
   Registration costs ........................................                --           (123,112)                --
   Repurchase of common shares ...............................                --        (36,576,192)       (21,119,217)
                                                                    ------------       ------------       ------------
         Net cash (used in) provided by financing
            activities .......................................        (8,836,560)       (31,469,055)        14,383,025
                                                                    ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents .........         2,495,786           (220,177)         1,628,840
Cash and cash equivalents, beginning of year .................        36,148,529         36,368,706         34,739,866
                                                                    ------------       ------------       ------------
Cash and cash equivalents, end of year .......................      $ 38,644,315       $ 36,148,529       $ 36,368,706
                                                                    ============       ============       ============



                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                        2002               2001               2000
                                                                        ----               ----               ----
SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest, including
         amounts capitalized of $1,610,359 and
         $2,347,000 in 2001 and 2000, respectively ...........      $  5,763,774       $  5,849,094       $  9,044,373
                                                                    ============       ============       ============
   Cash paid during the year for income taxes, net
         of (tax refunds) ....................................      $        107       $  1,154,461       $   (107,095)
                                                                    ============       ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Note received upon sale of joint venture interest .........                                            $  4,128,000
                                                                                                          ============
   Mortgage note payable assumed upon sale of real estate
         asset ...............................................                                            $ 15,971,245
                                                                                                          ============
   Other comprehensive loss; share of unrealized loss on
         interest rate protection contract purchased by
         joint venture investment, net of tax benefit ........      $    150,764       $    102,736
                                                                    ============       ============
   Release of shares held in deferred compensation plan ......      $     50,000
                                                                    ============
   Net reclassification of 96 Silver Mesa units from land,
         building and improvements and accumulated
         depreciation  to residential units available for sale      $ 16,903,808
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

     REAL ESTATE, OTHER INVESTMENTS, DEPRECIATION, AMORTIZATION AND IMPAIRMENT. Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Costs incurred for significant repairs and maintenance that extend the usable life of the asset or have a determinable useful life are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company expenses all lease turnover costs for its residential units, such as painting, cleaning, carpet replacement and other turnover costs, as such costs are incurred.

     Tenant improvements and leasing commissions related to commercial properties are capitalized and amortized over the terms of the related leases. Costs incurred to acquire investments in joint ventures are capitalized and amortized over the expected life of the related investment. Additional amortization is charged as specified assets are sold in cases where the joint venture would cease to exist when all assets are sold or otherwise disposed of or where impairment provisions are recorded at the joint venture. Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements, 40 years for commercial properties and two to twelve years for furnishings and equipment.

     Depreciation and amortization expense was approximately $5,475,000, $5,307,000 and $4,968,000 in 2002, 2001 and 2000, respectively, and included approximately $758,000, $1,950,000 and $664,000 of amortization in 2002, 2001 and 2000, respectively, of certain costs capitalized to the Company's Investment in Joint Ventures.

     The Company reviews its real estate assets, investments in joint ventures and other investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 2000, the Company made the strategic decision to sell the seven assets in the Wellsford Capital SBU which were originally acquired as part of the 1998 merger with Value Property Trust ("VLP"). The Company sold one property in December 2000 and four other properties during 2001 for aggregate sales of approximately $34,217,000. The Company determined that the aggregate carrying amount of certain of the assets was less than the amounts expected to be ultimately realized upon sale, less selling expenses. Accordingly, the Company recorded an impairment provision in the fourth quarter of 2000 of $4,725,000 which is reflected in the accompanying consolidated statements of operations as an offset to the gain on the property sold in December 2000 of approximately $4,943,000. The net book value after a remaining impairment reserve of $2,175,000 for the two unsold properties was approximately $6,027,000 and $5,560,000 at December 31, 2002 and 2001,
     respectively. The Company determined that no additional impairment provision is required at December 31, 2002 and 2001.

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

     In August 2001, Statement of Financial Accounting Standard ("SFAS") No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS No. 144 supersedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 by the Company on January 1, 2002, did not have a material effect on its results of operations or financial position. Adoption of the standard requires a change in display of operating results as the operations of properties which are classified as held for sale or are sold subsequent to January 1, 2002 will be included as discontinued operations. Even though the Company is pursuing a sale of the remaining two operating properties in the Wellsford Capital SBU (five of the seven properties have been sold during 2000 and 2001), the Company could not definitively determine that the assets would likely be sold within the one year time frame as required by SFAS No. 144. The operations of these two properties have not been classified as discontinued operations but treated as held for use and accordingly the Company recorded depreciation expense for the years ended December 31, 2002 and 2000. No depreciation was recorded in 2001 for these two properties.

     REAL  ESTATE  -  RESIDENTIAL   UNITS  AVAILABLE  FOR  SALE.  The  Company's
     residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the cost of each unit is charged to cost of sales based upon its relative sales value. Sales price concessions are recognized as a reduction in sales revenues as individual sales are completed. Advertising costs are expensed as incurred.

     DEFERRED FINANCING COSTS. Deferred financing costs consist of costs incurred to obtain financing or financing commitments, including the issuance of the Convertible Trust Preferred Securities. Such costs are amortized over the expected term of the respective agreements.

     MORTGAGE NOTE RECEIVABLE IMPAIRMENT. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due, including future interest, payable under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral. No impairment has been recorded during the years ended December 31, 2002, 2001 and 2000.

     REVENUE RECOGNITION. Commercial properties are leased under operating leases. Rental revenue from office and industrial properties is recognized on a straight-line basis over the terms of the respective leases. Residential communities are leased under operating leases with terms of generally six to fourteen months and such rental revenue is recognized monthly as tenants are billed. Interest revenue is recorded on an accrual basis over the life of the loan. Sales of real estate assets are recognized at closing, subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SHARE BASED COMPENSATION. SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" establishes a fair value based method of accounting for share based compensation plans, including share options. However, registrants may elect to continue accounting for share option plans under Accounting Principles Board Opinion ("APB") No. 25, but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. Because the Company has elected to continue to account for its share based compensation plans under APB No. 25, there has been no impact on the Company's consolidated financial statements resulting from SFAS No. 123.

     Shares issued pursuant to the Company's deferred compensation plan are recorded at the market price on the date of issuance and amortized over the respective vesting periods.

     INCOME TAXES. The Company accounts for income taxes under SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

     DERIVATIVE AND HEDGING ACTIVITIES. In June 1998, SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. The Company and its joint venture investments have adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company and its joint venture investments to recognize all derivatives on the balance sheet at fair value. The Company's derivative investments are currently made by its joint venture investments and are primarily interest rate hedges where changes in the fair value of the derivative are offset against the changes in the fair value of the hedged debt or a cash flow hedge which limits the base rate of variable rate debt. For a cash flow hedge, the ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable and the effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive income (loss), net of income tax benefit (cost).

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following table details the computation of earnings per share, basic and diluted:

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                     2002              2001              2000
                                                                     ----              ----              ----
Numerator for net (loss) income per common share, basic and
   diluted ................................................      $(3,372,419)      $(2,724,616)      $ 6,468,045
                                                                 ===========       ===========       ===========
Denominator:
   Denominator for net income per common share, basic--
        Weighted average common shares ....................        6,436,755         7,213,029         8,507,631
   Effect of dilutive securities:
        Employee stock options ............................               --                --             8,690
        Convertible Trust Preferred Securities ............               --                --                --
        Warrants ..........................................               --                --                --
                                                                 -----------       -----------       -----------
   Denominator for net income per common share, diluted--
        Weighted average common shares ....................        6,436,755         7,213,029         8,516,321
                                                                 ===========       ===========       ===========
Net (loss) income per common share, basic .................      $     (0.52)      $     (0.38)      $      0.76
                                                                 ===========       ===========       ===========
Net (loss) income per common share, diluted ...............      $     (0.52)      $     (0.38)      $      0.76
                                                                 ===========       ===========       ===========

     ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     RECENTLY ISSUED PRONOUNCEMENTS NOT YET ADOPTED. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46"). The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2002 and in the fiscal year beginning after June 15, 2003 for variable interest entities in which the Company holds such an interest before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will result in a change in its accounting for its interests in currently existing variable interest entities.

     In December 2002, SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE," was issued as an amendment to SFAS No. 123. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not yet determined which alternative method of transition will be used to account for stock-based compensation on a fair value basis in the future.

     RECLASSIFICATION. Amounts in certain accounts have been reclassified to conform to the current year presentation. Fees of $600,000 received from Wellsford/Whitehall in 2000 have been reflected as revenues compared to the previous treatment as an offset to general and administrative expenses in the accompanying Consolidated Statements of Operations.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   RESTRICTED CASH AND INVESTMENTS

     Restricted cash and investments primarily consists of deferred compensation arrangement deposits and debt service and construction reserve balances. At December 31, 2002 and 2001, deferred compensation arrangement deposits amounted to approximately $8,934,000 and $6,604,000, respectively, and reserve balances amounted to approximately $610,000 and $949,000, respectively. Deferred compensation arrangement deposits, are made in cash, but can be directed to be used to purchase other investments including equity securities, bonds and partnership interests.

4.   NOTES RECEIVABLE

     At December 31, 2002 and 2001, notes receivable consisted of the following:

                                        INTEREST                                              BALANCE AT DECEMBER 31,
                           STATED        RATE IN                          PAYMENT             -----------------------
NOTES RECEIVABLE (A)   INTEREST RATE    EFFECT (B)   MATURITY DATE         TERMS              2002             2001
--------------------   -------------    ----------   -------------         -----              ----             ----
277 Park Loan ......          12.00%     12.00%      May 2007           Interest only      $25,000,000      $25,000,000
Patriot Loan .......   LIBOR + 4.75%        --%      (C)                (C)                         --        4,972,727
Guggenheim .........           8.25%      8.25%      December 2005      (D)                  3,612,000        3,612,000
Other ..............         Various        --%      Various            Various (E)                 --        1,200,000
                                                                                           -----------      -----------
                                                                                           $28,612,000      $34,784,727
                                                                                           ===========      ===========

----------

(A) For additional information regarding notes receivable, see Footnote 12, "Segment Information, Debt and Equity Investments."
(B) At December 31, 2002 based upon then in effect fixed rates and LIBOR contracts.
(C) The Patriot Loan was repaid in full in May 2002. Principal amortization commenced August 2001 based on a 25-year amortization schedule. Prior to August 2001, payments were interest only.
(D) Provides for annual principal paydowns and interest from the sale of equity interests in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire"). On January 2, 2003, the Company received a principal payment of $516,000 relating to 2002.
(E)  In January 2002, the $1,200,000 balance was repaid in full.

5.   DEBT

     At December 31, 2002 and 2001, the Company's debt consisted of the following:

                                                                                         BALANCE AT DECEMBER 31,
                                              INITIAL          STATED INTEREST           -----------------------
           DEBT/PROJECT                    MATURITY DATE            RATE                 2002              2001
           ------------                    -------------            ----                 ----              ----
Mortgage notes payable:
   Palomino Park Bonds (A) ..........      May 2005                Variable (B)      $ 12,680,000      $ 12,680,000
   Blue Ridge Mortgage ..............      December 2007              6.92% (C)        32,447,478        32,916,492
   Red Canyon Mortgage ..............      December 2008              6.68% (C)        25,676,576        26,034,695
   Silver Mesa Conversion Loan ......      December 2003      LIBOR + 2.00% (D)         4,317,501        13,351,966
   Green River Construction Loan ....      January 2003       LIBOR + 1.75% (E)        37,111,275        36,747,451
                                                                                     ------------      ------------
Total mortgage notes payable ........                                                $112,232,830      $121,730,604
                                                                                     ============      ============
Carrying amount of real estate assets
   collateralizing mortgage notes
   payable ..........................                                                $143,842,011      $155,530,004
                                                                                     ============      ============

----------

(A) Tax-exempt bonds are secured by liens on four of the five phases of Palomino Park.
(B) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (average annual rates were approximately 1.68% and 2.72% for 2002 and 2001, respectively).
(C)  Principal payments are made based on a 30-year amortization schedule.
(D) Effective interest rates were approximately 3.38% and 4.14% at December 31, 2002 and 2001, respectively. Principal payments are based on approximately 90% of net sales proceeds from condominium sales. The Silver Mesa Converstion Loan is extendable for six months for a 0.25% extension fee.
(E) Effective interest rates were approximately 3.17% and 3.76% at December 31, 2002 and 2001, respectively. The Green River Construction Loan was repaid on February 6, 2003.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     DEBT (CONTINUED)

     On February 6, 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay the Green River Construction Loan and excess proceeds are generally available for working capital purposes.

     In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit replaced an expiring letter of credit. The Company will incur an annual fee of approximately $142,000 related to this enhancement and paid an origination fee of approximately $158,000 upon closing. The letter of credit agreement, which expires in 2005, provides for the Company to meet certain financial operating and balance sheet covenants, which were met at December 31, 2002. The agreement requires the Company to maintain minimum shareholders' equity of $180,000,000, as defined. During October 2001, the Company and Commerzbank AG amended the letter of credit agreement to include the $25,000,000 of Convertible Trust Preferred Securities in shareholders' equity in the determination of the minimum shareholders' equity covenant. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in 2005. The Company incurred aggregate fees of $231,000, $230,000 and $395,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to all of the credit enhancements for the Palomino Park Bonds.

     In November 2000, in conjunction with the conversion of the Silver Mesa phase to a condominium project, the Company made a repayment of $2,075,000 of bond principal and this phase was released from the collateral.

     The Company had a $20,000,000 loan facility from a predecessor of Fleet National Bank which was secured by a $25,000,000 note receivable, bore interest at LIBOR + 2.75% per annum and expired in January 2002 (the "Wellsford Finance Facility"). Interest expense, including unused facility fees was approximately $7,000, $300,000 and $93,000 for the years ended December 31, 2002, 2001 and 2000, respectively. There was no outstanding balance on the Wellsford Finance Facility at December 31, 2001. In the future, the Company may seek to obtain a new facility based upon future liquidity requirements.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
     DEBT (CONTINUED)

     The Company's long-term mandatory maturities of debt for the next five years and thereafter are as follows:

                                                  SILVER MESA       PALOMINO
   FOR THE YEARS ENDED                             CONVERSION         PARK
      DECEMBER 31,              MORTGAGES (A)       LOAN (B)          BONDS              TOTAL
      ------------              -------------       --------          -----              -----
2003...................         $  1,260,000      $4,318,000       $        --      $  5,578,000
2004...................            1,476,000              --                --         1,476,000
2005...................            1,578,000              --        12,680,000        14,258,000
2006...................            1,681,000              --                --         1,681,000
2007...................           31,341,000              --                --        31,341,000
Thereafter.............           60,788,000              --                --        60,788,000

----------

(A) On February 6, 2003, the Company repaid the Green River Construction Loan with proceeds from the Green River Mortgage. Amortization requirements of the Green River Mortgage is included for each period presented in the amounts shown in the table.
(B) Approximately 90% of net sales proceeds per unit goes toward principal repayments. The Silver Mesa Conversion Loan is extendable for six months though June 2004.

     The Company capitalizes interest related to buildings and condominiums under construction and renovation to the extent such assets qualify for capitalization. Total interest capitalized on consolidated assets during the years ended December 31, 2001 and 2000 was approximately $1,610,000 and $2,347,000, respectively. No interest was capitalized during the year ended December 31, 2002.

6.   CONVERTIBLE TRUST PREFERRED SECURITIES

     In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Convertible Trust Preferred Securities"). WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% Convertible Junior Subordinated Debentures, which mature on May 4, 2022. The transactions between WRP Trust I and the Company are eliminated in the consolidated financial statements of the Company. The Company incurred approximately $450,000 of costs in connection with the issuance of the securities which are being amortized through May 2012.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.   INCOME TAXES

     The components of the income tax (benefit) provision are as follows:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                       2002              2001             2000
                                       ----              ----             ----
Current federal tax (A) ....      $  (375,000)      $  (633,000)      $ 3,005,000
Current state and local tax           300,000          (171,000)          905,000
Deferred federal tax .......         (850,000)        1,353,000        (1,820,000)
Deferred state and local tax         (375,000)          150,000          (660,000)
                                  -----------       -----------       -----------
                                  $(1,300,000)      $   699,000       $ 1,430,000
                                  ===========       ===========       ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                       2002                            2001                           2000
                                              ----------------------          ----------------------         ----------------------
                                              AMOUNT         PERCENT          AMOUNT         PERCENT         AMOUNT         PERCENT
                                              ------         -------          ------         -------         ------         -------
Tax (benefit) at U.S. statutory
   rate (A) ..........................     $(1,152,000)      (35.00%)      $  (226,000)      (35.00%)      $ 3,065,000       35.00%
State taxes, net of federal benefit ..         195,000         5.93%           150,000        23.23%           335,000        3.82%
State and local tax operating loss
   carryforwards, net of federal
   taxes .............................              --           --           (171,000)      (26.47%)         (175,000)      (1.99%)
Change in valuation allowance, net ...        (313,000)       (9.51%)          806,000       124.81%        (1,742,000)     (19.89%)
Non-deductible/non-taxable items,
   net ...............................         (63,000)       (1.90%)          131,000        20.28%            35,000        0.39%
Effect of difference in tax rate .....          33,000         1.00%             9,000         1.39%           (88,000)      (1.00%)
                                           -----------       ------        -----------       ------        -----------       -----
                                           $(1,300,000)      (39.48%)      $   699,000       108.24%       $ 1,430,000       16.33%
                                           ===========       ======        ===========       ======        ===========       =====


----------

(A) The aforementioned income tax expense (benefit) for 2002, 2001 and 2000 is prior to the tax benefit aggregating $720,000, $720,000 and $510,000, respectively, attributable to the Convertible Trust Preferred Securities distributions and amortization.

     The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, resulting from the Company's merger with VLP in 1998. The NOLs aggregate $61,856,000 at December 31, 2002, expire in the years 2007 through 2012 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. Any annual amounts not used in one year may be carried forward to subsequent years. Approximately $15,700,000 could be utilized in 2003 to offset Federal taxable income.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                             -----------------------
                                                             2002               2001
                                                             ----               ----
                DEFERRED TAX ASSETS
                -------------------
Net operating loss ...............................      $ 21,031,195       $ 22,000,950
Deferred compensation and severance arrangements .         5,329,393          5,176,437
Wellsford/Whitehall asset basis differences ......         1,044,469                 --
Value Property Trust asset basis differences .....         1,279,590          1,235,355
AMT credit carryforwards .........................           547,564                 --
Other ............................................           421,374            437,121
                                                        ------------       ------------
                                                          29,653,585         28,849,863
Valuation allowance ..............................       (18,996,470)       (18,764,516)
                                                        ------------       ------------
Total deferred tax assets ........................        10,657,115         10,085,347
                                                        ------------       ------------

             DEFERRED TAX LIABILITIES
             ------------------------
Palomino Park asset basis differences ............        (3,019,961)        (2,402,269)
Wellsford/Whitehall asset basis differences ......                --         (1,525,303)
Deferred gain on sale of Liberty Hampshire .......        (1,303,194)        (1,040,342)
Other ............................................           (25,543)           (36,211)
                                                        ------------       ------------
Total deferred tax liabilities ...................        (4,348,698)        (5,004,125)
                                                        ------------       ------------
Net deferred tax asset ...........................      $  6,308,417       $  5,081,222
                                                        ============       ============

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a $18,996,470 and $18,764,516 valuation allowance at December 31, 2002 and 2001, respectively, is necessary. The valuation allowance relates to the NOL carryforwards, certain deferred compensation and severance arrangements and alternative minimum tax credit carryforwards. The Company's net deferred tax asset is included in prepaid and other assets in the accompanying consolidated balance sheets.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   TRANSACTIONS WITH AFFILIATES

     The following table details revenues and costs for transactions with affiliates for the years ended December 31, 2002, 2001 and 2000:

     (amounts in thousands)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                        2002         2001        2000
                                                        ----         ----        ----
 Revenues
    Wellsford/Whitehall:
       Interest revenue ........................      $    --      $    --      $   703
       Management fee revenue ..................           --           --          600
    WP Commercial:
       Asset acquisition fee revenue ...........           22           23           86
       Asset disposition fee revenue ...........            7          365           --
    Second Holding fees, net of fees paid to
       Reis of $120, $180 and $180, respectively          646          217         (182)
                                                      -------      -------      -------
                                                      $   675      $   605      $ 1,207
                                                      =======      =======      =======
Costs (A)
    Whitehall affiliates:
       Management fees for VLP properties (B) ..      $    20      $   142      $   242
    EQR:
       Credit enhancement ......................           81           81           92
                                                      -------      -------      -------
                                                      $   101      $   223      $   334
                                                      =======      =======      =======

----------

(A) The term cost is used as certain items are expensed directly to operations such as the management fees and portions of the other items may be capitalized into the basis of development projects.
(B)  This arrangement was terminated during the second quarter of 2002.

     The Company has an approximate 51.1% non-controlling interest in a joint venture special purpose finance company, Second Holding Company, LLC, which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"). An affiliate of a significant shareholder of the Company (the Caroline Hunt Trust Estate, which owns 405,500 shares of common stock of the Company at December 31, 2002 ("Hunt Trust")) who, together with other entities, own an approximate 39% interest in Second Holding.

     The Company has direct and indirect investments in a real estate information and database company, Reis, Inc. ("Reis"), a leading provider of real estate market information to institutional investors. At December 31, 2002 and 2001, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,792,000 and $6,583,000, respectively, or approximately 21.4% of Reis' equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford, Lowenthal and certain directors of the Company whom have invested directly in Reis, have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

     A portion of the Reis investment is held directly by the Company and the remainder is held by Reis Capital Holdings, LLC ("Reis Capital"), a company which was organized to hold this investment. The Hunt Trust who, together with other entities, own an approximate 39% interest in Reis Capital.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     TRANSACTIONS WITH AFFILIATES (CONTINUED)

     Messrs. Lynford and Lowenthal have been members of the EQR board of directors from the date of the Merger through their expected retirements from the EQR board in May 2003. In addition, the former president and current vice-chairman of EQR is a member of the Company's Board of Directors. EQR has a 14.15% interest in the Company's residential project in Denver, Colorado at December 31, 2002 and 2001, respectively and provides credit enhancement for the Palomino Park Bonds. A subsidiary of EQR is the holder of the Convertible Trust Preferred Securities and the class A-1 common stock of the Company.

     See Note 12 for additional related party information.

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

     The Company may repurchase shares from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters including, but not limited to, a minimum shareholder's equity covenant as required by Commerzbank AG's letter of credit agreement. No minimum number or value of shares to be repurchased has been fixed.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SHAREHOLDERS' EQUITY (CONTINUED)

     The following table summarizes the stock repurchase activity by the Company and approvals thereof by the Company's Board of Directors during the years ended December 31, 2001, 2000 and 1999; there was no activity during 2002:

                                                                                             PURCHASE        AGGREGATE
                                                  REPURCHASES      ACTUAL       NUMBER OF    PRICE PER        PURCHASE
                        PURCHASED FROM             APPROVED      REPURCHASES  TRANSACTIONS      SHARE         PRICE(A)
                        --------------             --------      -----------  ------------      -----         --------
2001
   June ..........  Institutional shareholder      2,020,784      2,020,784            1      $  18.10      $ 36,576,000
                                                   ---------      ---------                                 ------------
2000
   January .......  Open market                           --          2,079      Various         17.74            37,000
   February ......  Institutional shareholder      1,286,816      1,286,816            1         16.00        20,589,000
   April .........                                 1,000,000             --           --            --                --
   Various .......  Open market purchases                 --         29,837      Various         16.28           486,000
                                                   ---------      ---------                                 ------------
                                                   2,286,816      1,318,732                      16.01        21,112,000
                                                   ---------      ---------                                 ------------
1999
   November ......                                 1,000,000             --           --            --                --
   November/        Open market/
     December ....  Odd-lot holders(B)                    --        738,247      Various         16.44        12,134,000
                                                   ---------      ---------                                 ------------
                                                   1,000,000        738,247                                   12,134,000
                                                   ---------      ---------                                 ------------
TOTAL .......................................      5,307,600      4,077,763                   $  17.12      $ 69,822,000
                                                   =========      =========                   ========      ============



----------

(A)  Excluding expenses.
(B) The odd-lot share program approved in 1999 offered identified eligible shareholders owning fewer than 50 shares the opportunity to sell all of their shares back to the Company.

The Company has issued shares to executive officers and other employees through periodic annual bonus and/or deferred compensation awards, as well as certain shares issued at the date of the Merger, pursuant to the Company's non-qualified deferred compensation plan. At December 31, 2002, an aggregate of 311,624 shares (which had an aggregate market value of approximately $4,911,000 based on the Company's December 31, 2002 closing stock price of $15.76 per share), have been classified as Treasury Stock in the Company's consolidated financial statements. Such shares are generally held in a Rabbi Trust and are accounted for pursuant to existing accounting literature. The bonus awards vest immediately and the deferred compensation awards vest over various periods ranging from two to five years or sooner based upon certain change in control provisions, as long as the officer or employee is still employed by the Company. A summary of activity for the three years ended December 31, 2002 follows:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------------
                                               2002                         2001                               2000
                                       ---------------------        -----------------------            ----------------------
                                       NUMBER       VALUE AT        NUMBER         VALUE AT            NUMBER        VALUE AT
                                         OF          DATE OF          OF           DATE OF               OF          DATE OF
                                       SHARES       ISSUANCE        SHARES         ISSUANCE            SHARES        ISSUANCE
                                       ------       --------        ------         --------            ------        --------
Shares issued pursuant to plan,
    January 1 .................       317,997                       257,935                            208,380
Shares issued as deferred
    compensation awards .......            --                        71,087             $19.08          53,305       $   15.69
Shares released under terms of
    agreements ................        (6,373)      $  15.69       (11,025)      $20.00/$15.69          (3,750)      $   20.00
                                      -------                       -------                            -------
Balance at December 31 ........       311,624                       317,997                            257,935
                                      =======                       =======                            =======
Shares vested at December 31 ..       270,226                       231,297                            155,084
                                      =======                       =======                            =======

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SHAREHOLDERS' EQUITY (CONTINUED)

     All remaining shares will vest during the year ended December 31, 2003. During the years ended December 31, 2002, 2001 and 2000, the Company recorded costs approximating $1,243,000, $1,578,000 and $907,000, respectively, pursuant to the issuances under the deferred compensation arrangements. Such amounts are included in General and Administrative expenses in the Company's consolidated financial statements.

     The Company issued an aggregate of 4,760 and 4,560 common shares during 2002 and 2001, as part of the non-cash compensation arrangements to the non-employee members of the Company's Board of Directors, which were valued in the aggregate at $92,000 and $80,000 during 2002 and 2001, respectively.

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

     The Company's retained earnings included approximately $2,192,000 of undistributed retained earnings at December 31, 2002 from Second Holding as distributions are limited to 48.25% of earnings.

     The Company did not declare or distribute any dividends during 2002, 2001 or 2000.

10.  SHARE OPTION PLANS

     The Company has adopted certain incentive plans (the "Incentive Plans") for the purpose of attracting and retaining the Company's directors, officers and employees under which it has reserved 2,538,118 common shares for issuance. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from immediate vesting to up to five years, and generally contain the right to receive reload options under certain conditions.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SHARE OPTION PLANS (CONTINUED)

     The following table presents the changes in options outstanding by year, as well as other plan data:

                                                         2002                        2001                         2000
                                              -------------------------    -------------------------    ---------------------------
                                                              WEIGHTED-                    WEIGHTED-                      WEIGHTED-
                                                              AVERAGE                      AVERAGE                        AVERAGE
                                                              EXERCISE                     EXERCISE                       EXERCISE
                                              OPTIONS          PRICE        OPTIONS         PRICE        OPTIONS           PRICE
                                              -------          -----        -------         -----        -------           -----
Outstanding at January 1 .............       1,140,624       $   21.52     1,761,655       $   24.20     1,794,680       $   24.16
Granted ..............................          15,000           15.80        12,500           19.25        19,250           16.15
Exercised ............................         (40,585)         (16.67)           --              --            --              --
Forfeited/cancelled (A) ..............        (342,853)         (25.06)     (633,531)         (28.92)      (52,275)         (21.00)
Expired ..............................              --              --            --              --            --              --
                                            ----------                    ----------                    ----------
Outstanding at December 31 ...........         772,186           20.09     1,140,624           21.52     1,761,655           24.20
                                            ==========                    ==========                    ==========
Options exercisable at December 31  ..         739,236       $   20.21       922,261       $   21.48     1,234,096       $   23.51
                                            ==========       =========    ==========       =========    ==========       =========
Weighted average fair value of options
    granted (per  option) ............      $     7.92                    $    10.72                    $     9.57
                                            ==========                    ==========                    ==========
Weighted average remaining
    contractual life at December 31 ..       4.3 years                     6.0 years                     6.9 years

----------

(A) Amounts primarily include 284,551 options during 2002 and 284,551 options during 2001 which were repurchased and cancelled in connection with Mr. Lowenthal's separation arrangements from the Company and 290,000 options
     cancelled  during  2001  pursuant  to  Mr.  Lynford's  amended   employment
     agreement.

     The following table presents additional option details at December 31, 2002:

                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                    ------------------------------------------       -------------------
                                                      WEIGHTED                     WEIGHTED
     RANGE OF                          REMAINING      AVERAGE                       AVERAGE
     EXERCISE                         CONTRACTUAL     EXERCISE                     EXERCISE
     PRICES         OUTSTANDING       LIFE (YEARS)     PRICE       OPTIONS           PRICE
     ------         -----------       ------------     -----       -------           -----
$13.34 to $16.13       40,733             7.4       $   15.53       38,733         $   15.49
          $16.30       44,625             5.6           16.30       31,075             16.30
          $17.82       28,000             5.3           17.82       23,000             17.82
$18.38 to $19.25       38,000             7.5           18.67       27,800             18.78
$19.75 to $20.25       55,500             4.2           20.13       53,300             20.13
          $20.60      547,828             3.7           20.60      547,828             20.60
$29.75 to $31.50       17,500             4.2           31.00       17,500             31.00
                      -------                                      -------
                      772,186             4.3           20.09      739,236             20.21
                      =======                                      =======



                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SHARE OPTION PLANS (CONTINUED)

     Pursuant to SFAS No. 123, described in Note 2, the pro forma net (loss) income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value using the Black-Scholes option pricing model) is as follows:

     (amounts in thousands, except per share amounts)

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                              2002                 2001                 2000
                                                              ----                 ----                 ----
Net (loss) income - as reported ......................      $(3,372)             $(2,725)             $ 6,468
Expense ..............................................          717                1,677                2,045
                                                            -------              -------              -------
Net (loss) income - pro forma ........................      $(4,089)             $(4,402)             $ 4,423
                                                            =======              =======              =======
Net (loss) income per common share, basic and diluted:
    As reported ......................................      $ (0.52)             $ (0.38)             $  0.76
                                                            =======              =======              =======
    Pro forma ........................................      $ (0.64)             $ (0.61)             $  0.52
                                                            =======              =======              =======
Assumptions:
    Expected volatility ranges .......................           32%                  34%           37% to 38%
    Expected life ....................................      10 years            10 years             10 years
    Risk-free interest rate ranges ...................         3.83%                5.17%       5.45% to 6.24%
    Expected dividend yield ..........................           --                   --                   --

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

11.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment agreements with six of its officers and employees. Such agreements are for terms which expire during 2003 and 2004 and provide for aggregate minimum annual fixed payments of approximately $1,578,000 and $840,000 in 2003 and 2004, respectively.

     In connection with his retirement, Mr. Lowenthal and the Company entered into an employment separation agreement which, among other benefits, provides for (a) a severance payment to him on March 31, 2002 of $1,650,000, (b) the Company's repurchase of 284,551 of his stock options during 2002 at $2.3827 per option, or an aggregate of $678,000 and (c) the Company's repurchase, at Mr. Lowenthal's option, of his remaining 284,551 stock options on or after January 2, 2003, for the same repurchase amount per option. Upon entering the employment separation agreement, the 569,102 options had an average remaining term of six years and a Black-Scholes valuation of approximately $3,300,000. For the consulting services to be performed by Mr. Lowenthal after his retirement, he will receive payments at the rate of $100,000 per annum through December 31, 2004 and a continuation of health and other benefits.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In connection with these arrangements and other personnel changes, the Company recorded a non-recurring charge of approximately $3,527,000 during the fourth quarter of 2001. The Company made payments of approximately $2,767,000 during the year ended December 31, 2002, reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000 at December 31, 2002; such remaining amount is payable during the first quarter of 2003. The Company utilized available cash for payments made during 2002 and will utilize available cash to make the 2003 payment.

     Mr. Lynford's employment arrangement has been modified pursuant to an Amended and Restated Employment Agreement (the "Restated Agreement") and provides, among other items, for the maintenance of his current base salary of $318,000 per year and an annual minimum bonus of $325,000 throughout the term of the agreement through December 31, 2004. In addition, Mr. Lynford will be entitled to receive a severance payment of $1,929,000 in the event
     (a) he terminates his employment by reason of a change in control of the Company (as defined in the Restated Agreement), (b) the Company terminates his employment other than for proper cause (as defined in the Restated Agreement) or (c) his employment is terminated by reason of his death or disability. The provisions in the prior employment agreement providing for the reimbursement to Mr. Lynford of excise and certain income taxes with respect to the severance payments have been eliminated. Mr. Lynford also agreed to the cancellation of 290,000 of the 569,102 options to acquire the Company's common stock then held by him. The 290,000 options had a Black-Scholes valuation of approximately $1,400,000 at the date of cancellation. The Restated Agreement provided for the Company to issue $1,356,000 of restricted shares of common stock (which equates to 71,087 shares at $19.075 per share), one third of which vested on each of December 31, 2001, June 30, 2002 and January 1, 2003.

     In December 2001, the Company submitted a report to the New Hampshire Department of Environmental Services ("NHDES") that summarized the findings of an environmental consultant engaged by the Company with respect to groundwater and surface water monitoring and testing which took place during 2001 on one of its owned properties. In January 2002 the NHDES indicated concerns about surface water contamination, volatile organic chemical ("VOC") migration off of the property and air quality, and mandated further testing. Further test results and a "Scope of Work" plan for the required tests were submitted to the NHDES in February 2002. In June 2002, the NHDES renewed the Groundwater Monitoring Permit with certain stipulations and again expressed concerns related to indoor air quality, contaminant migration offsite and surface water contamination. It mandated further testing and the submission of a "Scope of Work" plan related thereto by August 1, 2002. The Company complied with the NHDES request and received approval in October 2002 to commence the additional testing which included testing on an adjacent property for VOC migration and air quality testing. The tests were conducted during the fourth quarter of 2002 and the results show no migration of the VOCs and, on a preliminary basis, no environmental problems with the indoor air quality. At this time, it is too early to conclude the form of remediation that will be required, if any, or the cost thereof, but in all likelihood, if remediation is required, it will be a more aggressive and costly one than natural attenuation. During 2002 and 2001, the Company incurred approximately $96,000 and $48,000, respectively, of costs principally for its environmental testing firm, with respect to this matter.

     From time-to-time, legal actions may be brought against the Company in the ordinary course of business. There can be no assurance that such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In 1997, the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after three months of service. Employer contributions, if any, are made based on a discretionary amount determined by the Company's management. During the years ended December 31, 2002, 2001 and 2000, the Company made contributions of approximately $38,000, $43,000 and $35,000, respectively.

     The Company is a tenant under an operating lease for its New York office through October 2008. Rent expense was approximately $851,000, $866,000 and $853,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. Future minimum lease payments under the operating lease at December 31, 2002 are as follows:

     FOR THE YEARS ENDED DECEMBER 31,           AMOUNT
     --------------------------------           ------
     2003............................       $   753,000
     2004............................           815,000
     2005............................           815,000
     2006............................           815,000
     2007............................           815,000
     2008............................           679,000

     At December 31, 2002, the Company had capital commitments to certain joint venture investments. The Company may make additional equity investments, subject to board approval if deemed prudent to do so to protect or enhance its existing investment. At December 31, 2002, capital commitments are as follows:

              COMMITMENT           AMOUNT            EXPIRATION
              ----------           ------            ----------
     Wellsford/Whitehall (A)..  $  4,000,000      December 31, 2003
     Reis (B).................       420,000      December 31, 2003

     ----------

(A) Pursuant to the Agreement, the Company would provide for 40% of a $10,000,000 loan to, or preferred equity in, the venture with its joint venture partner. Whitehall committed to fund the remaining $6,000,000.
(B) In June 2002, the Company provided $210,000 to Reis, resulting in a remaining commitment of $420,000. This funding was the Company's share of an additional $667,000 capital subscription to Reis from the group of investors who also contributed capital in April 2000. The other investors have a remaining aggregate commitment of $913,000.

     Wellsford/Whitehall has agreed to maintain certain tax indemnities, primarily through 2007, for a family group who are partners of the joint venture, relating to assets acquired from those partners in 1998. This indemnity was preserved during 2002 and 2001 as the acquisitions of six properties related to the completion of the purchase requirements with respect to properties sold in February and April 2001 as part of tax-free exchanges. The Company will continue to make inquiries of Wellsford/Whitehall management as to their monitoring of asset sales and debt levels with respect to these tax indemnities.

     See Note 12 for additional commitments and contingencies.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.  SEGMENT INFORMATION

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for 2002, 2001 and 2000:
     (amounts in thousands)

                                                  COMMERCIAL        DEBT AND        DEVELOPMENT
                                                   PROPERTY          EQUITY          AND LAND
                                                 INVESTMENTS       INVESTMENTS      INVESTMENTS         OTHER*        CONSOLIDATED
                                                 -----------       -----------      -----------         ------        ------------
            DECEMBER 31, 2002
            -----------------
Investment properties:
   Real estate held for investment,
      net ...............................        $      --         $      --        $ 129,300         $      --         $ 129,300
   Real estate held for sale** ..........               --             6,027               --                --             6,027
   Residential units available for
      sale ..............................               --                --           14,542                --            14,542
                                                 ---------         ---------        ---------         ---------         ---------
Real estate, net ........................               --             6,027          143,842                --           149,869
Notes receivable ........................               --            28,612               --                --            28,612
Investment in joint ventures ............           55,592            38,589               --                --            94,181
Cash and cash equivalents ...............               --             6,220              166            32,258            38,644
Restricted cash and investments .........               --                --              610             8,934             9,544
Other assets ............................               --             9,125            1,669             1,131            11,925
                                                 ---------         ---------        ---------         ---------         ---------
Total assets ............................        $  55,592         $  88,573        $ 146,287         $  42,323         $ 332,775
                                                 =========         =========        =========         =========         =========
Mortgage notes payable ..................        $      --         $      --        $ 112,233         $      --         $ 112,233
Accrued expenses and other liabilities ..               --             3,602            2,637             9,298            15,537
Convertible Trust Preferred Securities ..               --                --               --            25,000            25,000
Minority interest .......................                6                --            3,432                --             3,438
Equity ..................................           55,586            84,971           27,985             8,025           176,567
                                                 ---------         ---------        ---------         ---------         ---------
Total liabilities and equity ............        $  55,592         $  88,573        $ 146,287         $  42,323         $ 332,775
                                                 =========         =========        =========         =========         =========

              FOR THE YEAR
          ENDED DECEMBER 31, 2002
          -----------------------
Rental revenue ..........................        $      --         $   1,206        $  15,106         $      --         $  16,312
Revenue from sales of residential
   units ................................               --                --           10,635                --            10,635
Interest revenue ........................               --             3,496               --               600             4,096
Fee revenue .............................               --               700              (54)               29               675
                                                 ---------         ---------        ---------         ---------         ---------
Total revenues ..........................               --             5,402           25,687               629            31,718
                                                 ---------         ---------        ---------         ---------         ---------
Cost of sales of residential units ......               --                --            9,544                --             9,544
Operating expenses ......................               --               884            6,525                --             7,409
Depreciation and amortization ...........              755               217            4,427                75             5,474
Interest ................................               --                 7            5,677               167             5,851
General and administrative ..............               --                41               --             6,526             6,567
                                                 ---------         ---------        ---------         ---------         ---------
Total costs and expenses ................              755             1,149           26,173             6,768            34,845
                                                 ---------         ---------        ---------         ---------         ---------
(Loss) income from joint ventures .......           (1,292)            1,083               --                --              (209)
Minority interest benefit ...............               --                --               43                --                43
                                                 ---------         ---------        ---------         ---------         ---------
Income (loss) before taxes and accrued
   distributions and amortization of
   costs on Convertible Trust Preferred
   Securities ...........................        $  (2,047)        $   5,336        $    (443)        $  (6,139)        $  (3,293)
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


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                                  COMMERCIAL        DEBT AND        DEVELOPMENT
                                                   PROPERTY          EQUITY          AND LAND
                                                 INVESTMENTS       INVESTMENTS      INVESTMENTS         OTHER*        CONSOLIDATED
                                                 -----------       -----------      -----------         ------        ------------
           DECEMBER 31, 2001
           -----------------
Investment properties:
   Real  estate  held for  investment,
      net ...............................        $      --         $      --        $ 150,129         $      --         $ 150,129
   Real estate held for sale** ..........               --             5,560               --                --             5,560
   Residential units  available  for
      sale ..............................               --                --            5,401                --             5,401
                                                 ---------         ---------        ---------         ---------         ---------
Real estate, net ........................               --             5,560          155,530                --           161,090
Notes receivable ........................               --            34,785               --                --            34,785
Investment in joint ventures ............           57,790            38,017               --                --            95,807
Cash and cash equivalents ...............               11             8,217              442            27,479            36,149
Restricted cash and investments .........               --                --              949             6,604             7,553
Other assets ............................               --             9,331            2,066              (943)           10,454
                                                 ---------         ---------        ---------         ---------         ---------
Total assets ............................        $  57,801         $  95,910        $ 158,987         $  33,140         $ 345,838
                                                 =========         =========        =========         =========         =========
Mortgage notes payable ..................        $      --         $      --        $ 121,731         $      --         $ 121,731
Credit facility .........................               --                --               --                --                --
Accrued expenses and other liabilities ..               --             3,641            3,942             9,949            17,532
Convertible Trust Preferred Securities ..               --                --               --            25,000            25,000
Minority interest expense ...............               21                --            3,475                --             3,496
Equity ..................................           57,780            92,269           29,839            (1,809)          178,079
                                                 ---------         ---------        ---------         ---------         ---------
Total liabilities and equity ............        $  57,801         $  95,910        $ 158,987         $  33,140         $ 345,838
                                                 =========         =========        =========         =========         =========

              FOR THE YEAR
        ENDED DECEMBER 31, 2001
        -----------------------
Rental revenue ..........................        $      --         $   2,019        $  11,750         $      --         $  13,769
Revenue from sales of residential units .               --               --            21,932                --            21,932
Interest revenue ........................               --             4,166               --             1,009             5,175
Fee revenue .............................               --               283              (54)              388               617
                                                 ---------         ---------        ---------         ---------         ---------
Total revenues ..........................               --             6,468           33,628             1,397            41,493
                                                 ---------         ---------        ---------         ---------         ---------
Cost of sales of residential units ......               --                --           19,364                --            19,364
Operating expenses ......................               --             1,403            3,997                --             5,400
Depreciation and amortization ...........            1,947                 7            3,066               287             5,307
Interest ................................               --               300            4,027                29             4,356
General and administrative ..............               --                65               --             8,402             8,467
Restructuring charge ....................               --                --               --             3,527             3,527
                                                 ---------         ---------        ---------         ---------         ---------
Total costs and expenses ................            1,947             1,775           30,454            12,245            46,421
                                                 ---------         ---------        ---------         ---------         ---------
Income from joint ventures ..............            4,367               197               --                --             4,564
Minority interest expense ...............               --                --             (282)               --              (282)
                                                 ---------         ---------        ---------         ---------         ---------
Income (loss) before taxes and accrued
   distributions and amortization of
   costs on Convertible Trust
   Preferred Securities .................        $   2,420         $   4,890        $   2,892         $ (10,848)        $    (646)
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


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     (amounts in thousands)

                                                  COMMERCIAL        DEBT AND        DEVELOPMENT
                                                   PROPERTY          EQUITY          AND LAND
                                                 INVESTMENTS       INVESTMENTS      INVESTMENTS         OTHER*        CONSOLIDATED
                                                 -----------       -----------      -----------         ------        ------------
           DECEMBER 31, 2000
           -----------------
Investment properties:
   Real estate held for investment, net..        $      --         $      --        $ 113,598         $      --         $ 113,598
   Real estate held for sale, at expected
      net sales value** .................               --            23,583               --                --            23,583
   Residential units available for sale..               --                --           21,850                --            21,850
                                                 ---------         ---------        ---------         ---------         ---------
Real estate, net ........................               --            23,583          135,448                --           159,031
Notes receivable ........................               --            37,824               --                --            37,824
Investment in joint ventures.............           82,820            38,149               --                --           120,969
Cash and cash equivalents ...............               93             9,830              168            26,278            36,369
Restricted cash and investments .........               --               445            2,468             7,009             9,922
Other assets ............................               --            10,437            1,109               109            11,655
                                                 ---------         ---------        ---------         ---------         ---------
Total assets ............................        $  82,913         $ 120,268        $ 139,193         $  33,396         $ 375,770
                                                 =========         =========        =========         =========         =========
Mortgage notes payable ..................        $      --         $      --        $ 104,404         $      --         $ 104,404
Credit facilities .......................               --            12,000               --                --            12,000
Accrued expenses and other liabilities ..               --             4,380            2,124             8,649            15,153
Convertible Trust Preferred Securities ..               --                --               --            25,000            25,000
Minority interest .......................               37                --            3,193                --             3,230
Equity ..................................           82,876           103,888           29,472              (253)          215,983
                                                 ---------         ---------        ---------         ---------         ---------
Total liabilities and equity ............        $  82,913         $ 120,268        $ 139,193         $  33,396         $ 375,770
                                                 =========         =========        =========         =========         =========

              FOR THE YEAR
        ENDED DECEMBER 31, 2000
        -----------------------
Rental revenue ..........................        $      --         $   6,096        $  12,585         $      --         $  18,681
Interest revenue ........................               --             4,436               --             1,821             6,257
Fee revenue .............................               --                --               --               686               686
                                                 ---------         ---------        ---------         ---------         ---------
Total revenues ..........................               --            10,532           12,585             2,507            25,624
                                                 ---------         ---------        ---------         ---------         ---------
Operating expenses ......................               --             2,658            4,102                --             6,760
Depreciation and amortization ...........              409             1,355            3,097               107             4,968
Interest ................................               --             3,118            4,858              (900)            7,076
General and administrative ..............               --               171               --             7,206             7,377
                                                 ---------         ---------        ---------         ---------         ---------
Total expenses ..........................              409             7,302           12,057             6,413            26,181
                                                 ---------         ---------        ---------         ---------         ---------
Gain on sale of assets, net of
   impairment provision of $4,725*** ....               --             2,710            3,425                --             6,135
Income from joint ventures ..............            1,674             1,573               --                --             3,247
Minority interest expense................               --                --              (66)               --               (66)
                                                 ---------         ---------        ---------         ---------         ---------
Income (loss) before taxes and accrued
   distributions and amortization of
   costs on Convertible Trust
   Preferred Securities .................        $   1,265         $   7,513        $   3,887         $  (3,906)        $   8,759
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     COMMERCIAL PROPERTY OPERATIONS - WELLSFORD/WHITEHALL
     ----------------------------------------------------

     The Company's commercial property operations currently consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with Whitehall, private real estate funds sponsored by Goldman Sachs, as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall as of December 31, 2002. The manager of the joint venture is a Whitehall affiliate. At December 31, 2002, Wellsford/Whitehall owned and operated 34 properties, including ten properties held for sale (substantially all office properties) totaling approximately 3,874,000 square feet (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Subsequent to February 28, 2003, after the completion of certain sales, Wellsford/Whitehall owned 27 properties totaling approximately 2,908,000 square feet.

     Wellsford/Whitehall leases and re-leases space, performs construction for tenant improvements, expands buildings, re-develops properties and based on general and local economic conditions and specific conditions in the real estate industry, may from time to time sell properties for an appropriate price. It is not expected that Wellsford/Whitehall will purchase any new assets in the future.

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $55,592,000 and $57,790,000 at December 31, 2002 and 2001, respectively. The following table details the changes in the Company's investment in Wellsford/Whitehall during the three years ended December 31, 2002:

(amounts in thousands)

                                                       2002           2001           2000
                                                       ----           ----           ----
Investment balance at January 1, .............      $ 57,790       $ 82,820       $ 79,688
   Contributions .............................            --          8,468          3,763
   Distributions .............................            --        (35,984)        (1,897)
   Share of:
      (Loss) income from operations ..........          (770)           302          1,583
      (Loss) gains from asset sales ..........           (82)        10,321             92
      Impairment provisions ..................          (440)        (6,256)            --
      Accumulated other comprehensive income .          (151)          (103)            --
   Amortization ..............................          (755)        (1,778)          (409)
                                                    --------       --------       --------
Investment balance at December 31, ...........      $ 55,592       $ 57,790       $ 82,820
                                                    ========       ========       ========

     Wellsford/Whitehall was formed in August 1997 as a private real estate operating company. The Company contributed six properties and Whitehall contributed four properties upon formation of Wellsford/Whitehall. Initial capital aggregating $150,000,000 was committed by the partners including the net amount of contributed properties, net of assumed debt. Prior to December 31, 2000, the Company managed Wellsford/Whitehall on a day-to-day basis.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of the joint venture, effective January 1, 2001. The Amendments, which, among other items, provided for the Company and
     Whitehall to extend their existing capital commitments to Wellsford/Whitehall for one year to December 31, 2001 and to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall through December 2003, if required.

     As a result of the Amendments, an affiliate of Whitehall replaced the Company as the managing member of Wellsford/Whitehall. All employees working on Wellsford/Whitehall business were transferred from the Company to WP Commercial, L.L.C. ("WP Commercial"), the new management company, which is owned by affiliates of Whitehall and senior management of WP Commercial. WP Commercial provides management, construction, development and leasing services to Wellsford/Whitehall based upon an agreed fee schedule. WP Commercial also provides similar services to a new venture formed by Whitehall (the "New Venture") as well as other affiliates of Whitehall and to third parties, including tenants of Wellsford/Whitehall and new owners of properties sold by Wellsford/Whitehall.

     WP Commercial receives an administrative management fee of 93 basis points on a predetermined value for each asset owned at the time of the
     Amendments. As Wellsford/Whitehall sells assets, the basis used to determine the fee is reduced by the respective asset's predetermined value six months after the completion of such sales. During the years ended December 31, 2002 and 2001, respectively, Wellsford/Whitehall paid the following fees to WP Commercial, including amounts reflected in discontinued operations of Wellsford/Whitehall:

                                                FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                               --------------------
                                               2002            2001
                                               ----            ----
Administrative management ............      $5,826,000      $6,422,000
                                            ==========      ==========
Construction, construction management,
   development and leasing ...........      $  905,000      $1,787,000
                                            ==========      ==========

     WP Commercial leases space at three buildings owned by Wellsford/Whitehall in each of its geographic regions for management and administration, including one building sold in November 2001. Aggregate rent received during the years ended December 31, 2002 and 2001 by Wellsford/Whitehall amounted to $197,000 and $542,000, respectively.

     Wellsford/Whitehall, pursuant to the terms of the Amendments, discontinued payment of a $600,000 annual administrative fee to the Company as of December 31, 2000; however, Whitehall has agreed to pay the Company fees with respect to assets disposed of by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each acquisition of real estate made by certain other affiliates of Whitehall, until such acquisitions aggregate $400,000,000. The following table presents fees earned by the Company related to this provision:

                                FOR THE YEARS ENDED DECEMBER 31,
                                --------------------------------
                                      2002          2001
                                      ----          ----
Asset disposition fees .........    $  7,000      $365,000
Asset acquisition fees .........      22,000        23,000
                                    --------      --------
Total fees .....................    $ 29,000      $388,000
                                    ========      ========

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     Also, as part of the Amendments, warrants to purchase 2,128,099 of the Company's common stock, which had previously been issued to Whitehall, were returned and cancelled. The Amendments included a buy/sell agreement of equity interests between the Company and Whitehall effective after December 31, 2003 with respect to the venture.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents a condensed balance sheet and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

                                                          DECEMBER 31,
                                                     ------------------------
         CONDENSED BALANCE SHEET DATA                2002            2001 (A)
         ----------------------------                ----            --------
Real estate, net ............................      $ 351,997       $ 347,187
Cash and cash equivalents ...................         16,169          32,148
Assets held for sale ........................        164,696         170,875
Other assets (B) ............................         24,457          21,901
Total assets ................................        557,319         572,111
Mortgages payable ...........................         96,826         104,452
Credit facility .............................        132,349         126,855
Liabilities attributable to properties held
   for sale .................................        140,825         142,590
Preferred equity (C) ........................             --              --
Common equity ...............................        179,742         183,815
Other comprehensive loss ....................         (1,297)           (526)


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
           CONDENSED OPERATING DATA                   2002          2001 (D)        2000 (D)
           ------------------------                   ----          --------        --------
Rental revenue (E) ..........................      $  46,636       $  56,916       $  59,010
Interest and other income (F) ...............          2,366           4,987           5,290
                                                   ---------       ---------       ---------
Total revenues ..............................         49,002          61,903          64,300
                                                   ---------       ---------       ---------
Operating expenses ..........................         23,705          27,489          22,240
Depreciation and amortization ...............         15,026          12,448           9,386
Interest ....................................         13,068          17,724          18,351
General and administrative ..................            727             922           6,869
                                                   ---------       ---------       ---------
Total expenses ..............................         52,526          58,583          56,846
(Loss) gain on sale of assets ...............           (259)         10,791             239
                                                   ---------       ---------       ---------
(Loss) income before preferred equity
    distributions and discontinued operations         (3,783)         14,111           7,693
(Loss) from discontinued operations (G) .....           (196)         (1,365)         (2,585)
                                                   ---------       ---------       ---------
Net  (loss) income before preferred equity
   distributions ............................      $  (3,979)      $  12,746       $   5,108
                                                   =========       =========       =========

----------

(A)  Reclassified for assets and liabilities held for sale at December 31, 2002.
(B) Includes the marked to market value of an interest rate protection contract of $13 and $1,089 at December 31, 2002 and 2001, respectively.
(C)  Preferred equity converted to common equity in September 2001.
(D)  Operations reclassified for assets held for sale at December 31, 2002.
(E) Reflects (including amounts in discontinued operations) an increase in income of $1,042, a reduction in income of $262 and an increase in income of $1,271 from the straight-lining of tenant rents for the years ended December 31, 2002, 2001 and 2000, respectively.
(F) Reflects (including amounts in discontinued operations) lease cancellation income of $3,624, $4,012 and $4,037 for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized costs written off in connection with lease cancellation income are included in depreciation and amortization expense in the corresponding periods.
(G) Includes an aggregate impairment provision of $1,351 attributable to three properties held for sale at December 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table presents property information summarized by geographic region:

                                             NUMBER OF PROPERTIES
                                      ----------------------------------                  TOTAL
                                                 LAND                         PORTFOLIO      UNDEPRECIATED
                                      TOTAL     PARCELS  OFFICE   RETAIL     SQUARE FEET      COST BASIS
                                      -----     -------  ------   ------     -----------      ----------
AS OF DECEMBER 31, 2002
   New Jersey ..................        17         2       13       2         2,140,000      $277,502,000
   Boston, MA ..................        10        --       10      --         1,205,000       225,560,000
   Maryland/Washington, D.C ....         4        --        3       1           499,000        66,250,000
   Other .......................         3        --       --       3            30,000         8,236,000
                                        --        --       --      --         ---------      ------------
                                        34         2       26       6         3,874,000      $577,548,000
                                        ==        ==       ==      ==         =========      ============
   Pro forma for completed sales
      from January 1, 2003 to
      February 28, 2003 ........        27         2       20       5         2,908,000      $435,533,000
                                        ==        ==       ==      ==         =========      ============
AS OF DECEMBER 31, 2001
   New Jersey ..................        17         2       13       2         2,140,000      $272,851,000
   Boston, MA ..................        10        --       10      --         1,204,000       209,551,000
   Maryland/Washington, D.C ....         5        --        4       1           531,000        65,578,000
   Other .......................         3        --       --       3            30,000         8,219,000
                                        --        --       --      --         ---------      ------------
                                        35         2       27       6         3,905,000      $556,199,000
                                        ==        ==       ==      ==         =========      ============

     No tenant in the Wellsford/Whitehall portfolio accounted for more than 6% of rental revenues for assets classified as continuing operations by Wellsford/Whitehall for the year ended December 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     During   the   years   ended   December   31,   2002,    2001   and   2000,
     Wellsford/Whitehall participated in the following transactions:

(amounts in millions, except square feet and per square foot amounts)

2002 ACTIVITY
Sales:

                                        Gross Leasable                                 Sales Price per
                                            Square           Number of     Sales            Square          Gain
     Month           Location                Feet           Properties     Price             Foot          (Loss)
     -----           --------                ----           ----------     -----             ----          ------
June .........    Owings Mills, MD           31,732              1        $    2.9       $    91.39       $   (0.3)
                                             ======              =        ========       ==========       ========


2001 ACTIVITY
Purchases (1):

                                         Gross Leasable                               Purchase Price per
                                            Square           Number of   Purchase           Square
     Month           Location                Feet           Properties     Price             Foot         Occupancy
     -----           --------                ----           ----------     -----             ----         ---------
April ........   Various                     54,000              5        $   18.7       $   342.20          100%
October ......   Decatur, GA                 10,000              1             2.3           231.51          100%
                                             ------              -        --------
                                             64,000              6        $   21.0           324.91          100%
                                             ======              =        ========


Sales:

                                        Gross Leasable                                 Sales Price per
                                            Square           Number of       Sales          Square          Gain
   Month             Location                Feet           Properties       Price           Foot          (Loss)
   -----             --------                ----           ----------       -----           ----          ------
February .....   Newton, MA                 102,000              5        $   18.0       $   176.47       $    3.5
April ........   Portland, ME                24,000              1             1.6            66.67             --
May ..........   Parsippany, NJ             257,000              1            61.5           239.30           17.9
August .......   Andover, MA                 63,000              1             9.2           146.03            1.5
September ....   Wayne, NJ (Pointview)      564,000              1            35.5            62.94             -- (2)
November .....   Wayne, NJ                   56,000              1             8.2           146.43            2.4
November .....   Chatham, NJ                 63,000              1            12.0           190.48            2.0
                                          ---------             --        --------                        --------
                                          1,129,000             11        $  146.0           129.32       $   27.3
                                          =========             ==        ========                        ========

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

Sale:

                                        Gross Leasable                                 Sales Price per
                                            Square           Number of     Sales            Square          Gain
     Month           Location                Feet           Properties     Price             Foot          (Loss)
     -----           --------                ----           ----------     -----             ----          ------

August .......   Columbia, MD                38,000              1        $    4.9       $      128       $    0.2
                                             ======              =        ========       ==========       ========


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In February 2003, Wellsford/Whitehall completed the sales of a portfolio of six properties to one purchaser for an aggregate of $136,800,000 and realized aggregate net gains of approximately $10,554,000 before income taxes. The Company's pre-tax income to be realized during the first quarter of 2003 from these transactions was approximately $2,700,000. The Company will not receive a distribution related to the sale of these properties as almost all of the proceeds were used to paydown $129,557,000 of Wellsford/Whitehall debt. In a separate transaction, Wellsford/Whitehall sold an unencumbered property in January 2003 for which the Company received a distribution of approximately $738,000 on January 31, 2003. The following table details the assets sold:

                                                                    GROSS                        SALES PRICE
                                                                  LEASABLE                           PER
          PROPERTY                       LOCATION               SQUARE FEET     SALES PRICE      SQUARE FOOT       GAIN (LOSS)
          --------                       --------               -----------     -----------      -----------       -----------
Portfolio sale:
   Mountain Heights Center #1 ..      Berkeley Hts, NJ            183,000
   Mountain Heights Center #2 ..      Berkeley Hts, NJ            123,000
   Greenbrook Corporate Center .      Fairfield, NJ               201,000
   180/188 Mt. Airy Road .......      Basking Ridge, NJ           104,000
   One Mall North ..............      Columbia, MD                 97,000
   Gateway Tower ...............      Rockville, MD               248,000
                                                                  -------
Total portfolio sale ...........                                  956,000      $136,800,000      $        143      $ 10,554,000
Decatur ........................      Decatur, GA                  10,000         2,370,000               234                --
                                                                  -------      ------------                        ------------
                                                                  966,000      $139,170,000               144      $ 10,554,000
                                                                  =======      ============                        ============

     In anticipation of the sales of the Decatur, GA and two other properties in Boston, MA, Wellsford/Whitehall recorded impairment provisions aggregating approximately $1,351,000 at December 31, 2002 as the expected sale prices net of selling expenses were less than the carrying amount of the properties. The Company's share of these impairments was approximately $440,000 before a write-off by the Company in 2002 of related unamortized warrant costs of $284,000.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation with an initial funding of approximately $273,000,000 before transaction costs. The remaining balance will be available to be drawn to fund certain capital expenditures and upon achieving certain operating results from six properties through June 2003, which results are not expected to be achieved by that time. Accordingly, Wellsford/Whitehall is in the process of negotiating with GECC for an extension of the June 30, 2003 expiration. The facility bears interest at LIBOR + 2.90% per annum (4.28% at December 31,
     2002) and matures in June 2004 with two 12-month extension options, subject to meeting certain operating and valuation covenants. Upon the initial funding, the facility was secured by interests in twenty-four commercial office properties in the Wellsford/Whitehall portfolio. The Wellsford/Whitehall GECC Facility replaced the previously existing facility which was due to mature in December 2001. The outstanding balance of the Wellsford/Whitehall GECC Facility was $264,160,000 and $258,060,000 at December 31, 2002 and 2001, respectively. Details of the changes to the Wellsford/Whitehall GECC Facility balance are as follows:

                                                                    NUMBER OF
                                                                     SECURING
                                                      BALANCE       PROPERTIES
                                                      -------       ----------
June 2001 ...................................      $ 272,912,000        24
2001 asset sales ............................        (14,852,000)       (2)
                                                   -------------        --
Balance at December 31, 2001 ................        258,060,000        22
2002 asset sales ............................                 --        --
Additional asset encumbered by the facility .          6,100,000         1
                                                   -------------        --
Balance at December 31, 2002, including
   $131,811,000 reflected in liabilities held
   for sale .................................      $ 264,160,000        23
                                                   =============        ==
Balance at December 31, 2002, adjusted for
   completed sales from January 1, 2003 to
   February 28, 2003 ........................      $ 141,976,000        18
                                                   =============        ==

     This financing was arranged by Goldman Sachs, to whom Wellsford/Whitehall paid a fee of approximately $2,644,500.

     In July 2001, Wellsford/Whitehall entered into an interest rate protection contract at a cost of $1,780,000 (the "Cap"), which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. The market value of the Cap was approximately $13,000 and $1,089,000 at December 31, 2002 and 2001, respectively. This Cap was purchased from Goldman Sachs based upon the results of a competitive bidding process.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The following table summarizes the long-term debt at Wellsford/Whitehall:

                                                                                            BALANCE AT DECEMBER 31,
                                             INITIAL MATURITY       STATED INTEREST         -----------------------
             DEBT/PROJECT                          DATE                   RATE               2002             2001
             ------------                          ----                   ----               ----             ----
Wellsford/Whitehall GECC Facility.......         June 2004            LIBOR + 2.90%      $264,160,000     $258,060,000
Nomura Loan (A).........................       February 2027                  8.03%        65,458,000       66,189,000
Oakland Ridge Loan (B)..................        March 2003            LIBOR + 2.00%         6,959,000        4,649,000
Retail properties (C)...................       January 2024                   7.28%        16,371,000       16,600,000
Other loans on office properties........            (D)                     Various        15,410,000       24,511,000
                                                                                         ------------     ------------
                                                                                         $368,358,000     $370,009,000
                                                                                         ============     ============

----------

(A) In connection with a 1998 transaction, Wellsford/Whitehall assumed a mortgage loan held by Nomura Asset Capital Corporation with an initial principal balance of approximately $68,300,000.
(B) The non-recourse loan is secured by the leasehold interest in the Oakland Ridge office park in Columbia, Maryland. The loan has a twelve-month extension at Wellsford/Whitehall's option.
(C) Comprised of five mortgages secured by the leasehold interest in five retail properties.
(D) Includes a property collateralizing the aggregate loan balances outstanding of $7,373,000 at December 31, 2002, which was sold in February 2003. The loans were repaid from sales proceeds.

     The Company made temporary advances to Wellsford/Whitehall during 2000 which bore interest at LIBOR + 5.00% per annum. The balance of the advances was repaid in full by December 31, 2000. The Company earned approximately $703,000 of interest income during 2000 from such advances.

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

     DEBT AND EQUITY ACTIVITIES--WELLSFORD CAPITAL
     ---------------------------------------------

     At December 31, 2002, the Company had the following investments: (i) approximately $28,612,000 of direct debt investments which bore interest at a weighted average annual yield of approximately 11.69% during 2002 and had an average remaining term to maturity of approximately 4.2 years; (ii) approximately $31,797,000 of equity investments in companies which were organized to invest in debt instruments, including $28,166,000 in Second Holding, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities; and (iii) approximately $6,792,000 invested in Reis, a real estate information and database company. In addition, the Company owned and operated two commercial properties with a net book value of approximately $6,027,000, totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at December 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     DEBT INVESTMENTS

     277 PARK LOAN

     In April 1997, the Company and a predecessor of Fleet National Bank originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The Company advanced $25,000,000 pursuant to the 277 Park Loan. The 277 Park Loan is secured primarily by a pledge of the Equity Interests owned by the borrowers and thus is junior to a 10-year $345,000,000 first mortgage loan (amortized balance of
     $314,485,000 at December 31, 2002) (the "REMIC Loan") on the 277 Park Property.

     The 277 Park Loan bears interest at the rate of 12.00% per annum for the first nine years of its term and at a floating rate during the tenth year equal to LIBOR + 5.15% per annum or the Fleet National Bank base rate plus 5.15% per annum, as elected by the borrowers. The principal amount of the 277 Park Loan and all accrued interest will be payable in May 2007; the REMIC Loan is also due in May 2007. The Company earned approximately $3,042,000, $3,042,000 and $3,050,000 per year of interest revenue from the 277 Park Loan during 2002, 2001 and 2000, respectively, or 9.6%, 7.3% and 11.9% of total non-joint venture revenues during such periods.

     PATRIOT LOAN

     In September 1999, the Company and Fleet National Bank originated a $10,000,000 second mortgage loan, of which the Company advanced $5,000,000 (its 50% share) (the "Patriot Loan"). The Patriot Loan was subordinate to a $75,000,000 first mortgage loan made by Fleet National Bank. During May 2002, the Patriot Loan was paid in full and the Company received its loan balance of approximately $4,951,000. The loan bore interest at LIBOR + 4.75% per annum with payments of interest only from origination through August 2001 and, thereafter, principal and interest based on a 25-year amortization. The Patriot Loan was secured by a second mortgage lien on a 608,000 square foot mixed-use property in Boston, Massachusetts. The loan balance due to the Company on December 31, 2001 was approximately
     $4,973,000. The Company earned approximately $129,000, $449,000 and $564,000 of interest revenue from the Patriot Loan during 2002, 2001 and 2000, respectively, or 0.4%, 1.1% and 2.2% of total non-joint venture revenues during such periods.

     THE ABBEY COMPANY CREDIT FACILITY

     In August 1997, the Company and a predecessor of J.P. Morgan Chase ("JPMC") originated a $70,000,000 credit facility secured by first mortgages (the "Abbey Credit Facility") to affiliates of The Abbey Company, Inc. ("Abbey"). In May 1998, the Company and JPMC expanded the Abbey Credit Facility to $120,000,000. In December 1998, Abbey repaid $20,000,000, thereby reducing the total available balance to $100,000,000. In September 1999, an additional $83,500,000 was repaid, thereby reducing the total available balance to $16,500,000. Advances under the Abbey Credit Facility were made for up to 75% of the value of the borrowing base collateral which consisted of office, industrial and retail properties, all cross collateralized, totaling approximately 250,000 square feet. The Company's portion of the outstanding balance of approximately $4,300,000 was repaid in August 2000 and the Abbey Credit Facility was terminated.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The Company was entitled to interest on its advances under the Abbey Credit Facility at LIBOR + 4.00% per annum. The Company earned approximately $295,000 of interest revenue from the Abbey Credit Facility during 2000, or 1.2% of total non-joint venture revenues during such period.

     SAFEGUARD CREDIT FACILITY

     In December 1998, the Company and JPMC originated a $90,000,000 credit facility cross-collateralized by nine self storage properties (the "Safeguard Credit Facility") to Safeguard Capital Fund, L.P. ("Safeguard"). The Safeguard Credit Facility, which was made available to Safeguard until April 2001, was terminated on January 30, 2001 when the outstanding balance of $2,900,000 was repaid. Advances under the facility were made for up to 75% of the value of the borrowing base collateral which consisted of nine self-storage properties totaling approximately 608,000 square feet. The Company was entitled to interest on its advances under the Safeguard Credit Facility at LIBOR + 4.00% per annum.

     Approximately $5,900,000 had been advanced by the Company under the Safeguard Credit Facility at December 31, 1998, with additional advances made of approximately $2,200,000 through March 1999, at which time, the loan with a balance of $8,100,000 was contributed to the Company's joint venture investment, Second Holding. This venture also assumed the first $25,000,000 of the Company's commitment to fund additional advances under the Safeguard Credit Facility (including amounts advanced through December 31, 1999). The Company retained the remaining $20,000,000 commitment, of which $2,900,000 was advanced to Safeguard in September 1999 and was outstanding at December 31, 2000 and 1999, respectively. The Safeguard Credit Facility was repaid in full in January 2001. The Company earned approximately $25,000 and $306,000 of interest revenue from the Safeguard Credit Facility during 2001 and 2000, respectively, or 0.1% and 1.2% of total non-joint venture revenues during such periods.

     LIBERTY HAMPSHIRE

     In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in Liberty Hampshire, a venture which structures, establishes and provides management and services for special purpose finance companies formed to invest in financial assets. In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan"). The balance of the Guggenheim Loan was $3,612,000 at December 31, 2002 and 2001. The Company earned approximately $302,000 and $345,000 of interest revenue from the Guggenheim Loan during 2002 and 2001, respectively, or 0.9% and 0.8% of total non-joint venture revenues during the period. On January 2, 2003, the Company received a payment of approximately $818,000, which included the 2002 interest payment and the 2002 principal paydown of $516,000.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The  following  table   summarizes   interest  revenue  and  its  share  of
     consolidated   non-joint  venture  revenue  during  such  periods  for  the
     Wellsford Capital SBU:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                            2002                       2001                       2000
                                    ---------------------      ----------------------      ---------------------
                                    INTEREST                   INTEREST                    INTEREST
                                    REVENUE    PERCENTAGE      REVENUE     PERCENTAGE       REVENUE   PERCENTAGE
                                    -------    ----------      -------     ----------       -------   ----------
277 Park Loan .............      $ 3,042,000       9.6%      $ 3,042,000       7.3%      $ 3,050,000      11.9%
Patriot Loan ..............          129,000       0.4%          449,000       1.1%          564,000       2.2%
Abbey Credit Facility .....               --       0.0%               --       0.0%          295,000       1.2%
Safeguard Credit Facility .               --       0.0%           25,000       0.1%          306,000       1.2%
Guggenheim Loan ...........          302,000       0.9%          345,000       0.8%               --       0.0%
Other .....................           18,000       0.1%          233,000       0.6%          151,000       0.5%
                                 -----------      ----       -----------      ----       -----------      ----
Interest revenue from loans        3,491,000      11.0%        4,094,000       9.9%        4,366,000      17.0%
Interest revenue from cash
   and cash equivalents ...            5,000       0.0%           72,000       0.2%           70,000       0.3%
                                 -----------      ----       -----------      ----       -----------      ----
Total interest revenue ....      $ 3,496,000      11.0%      $ 4,166,000      10.1%      $ 4,436,000      17.3%
                                 ===========      ====       ===========      ====       ===========      ====
Consolidated non-joint
   venture revenue (base
   from which percentage
   is calculated) .........      $31,718,466                 $41,492,999                 $25,623,789
                                 ===========                 ===========                 ===========

     SECOND HOLDING

     Second Holding, a joint venture special purpose finance company, has been organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade other asset-backed securities. These other asset-backed securities that Second Holding may purchase may be secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It is Second Holding's intent to hold all securities to maturity. Many of these securities were obtained through private placements and current public market pricing is not available.

     The Company contributed approximately $24,200,000 and $4,900,000 in 1999 and 1998, respectively, to obtain an approximate 51.1% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and an affiliate of a significant shareholder of the Company (the Hunt Trust, which owns 405,500 shares of the Company at December 31, 2002) who, together with other entities, own the remaining approximate 39%. The Company's 1999 contribution was comprised of two of the Company's debt investments totaling $25,700,000, net of $1,500,000 of cash received back from Second Holding. The other partners contributed their respective shares of their capital contributions in cash.

     During the latter part of 2000, an additional partner was admitted to the venture, who received a share of income, as defined, pursuant to a cumulative preference on earnings in return for providing an insurance policy for payment of the long-term debt issued by Second Holding. Effective January 1, 2002, the partners of Second Holding modified the terms of the agreement with the additional partner, which eliminated the additional partner's cumulative preference on earnings. The additional partner is entitled to 35% of net income, as defined by the agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         SEGMENT INFORMATION (CONTINUED)

         The Company accounts for its investment in Second Holding on the equity method of accounting as its interests are represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company's investment was approximately $28,166,000 and $27,803,000 at December 31, 2002 and 2001, respectively. The Company's share of income (loss) from Second Holding was approximately $723,000, $(163,000) and $1,432,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also earns management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon the total assets of Second Holding, amounted to approximately $646,000, $217,000 and $(182,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table presents a condensed balance sheet and operating data for Second Holding:

     (amounts in thousands)

                                                   DECEMBER 31,
                                                   ------------
    CONDENSED BALANCE SHEET DATA               2002            2001
    ----------------------------               ----            ----
Cash and cash equivalents ............      $   16,876      $   76,487
Investments ..........................       1,785,758         926,453
Other assets (A) .....................          37,462          19,943
Total assets .........................       1,840,096       1,022,883
Commercial paper .....................              --          58,770
Medium-term notes (B) ................       1,552,945         742,475
Long-term debt (C) (D) ...............         169,988         161,220
Total equity .........................          55,910          54,581


                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------
      CONDENSED OPERATING DATA                 2002            2001            2000
      ------------------------                 ----            ----            ----
Interest .............................      $   41,802      $   30,528      $    7,383
Interest from Reis ...................              --              --             169
                                            ----------      ----------      ----------
Total revenue ........................          41,802          30,528           7,552
                                            ----------      ----------      ----------
Interest expense .....................          35,594          28,017           3,665
Fees and other .......................           3,894           2,422           1,084
                                            ----------      ----------      ----------
Total expenses .......................          39,488          30,439           4,749
                                            ----------      ----------      ----------
Net income attributable to members (D)      $    2,314      $       89      $    2,803
                                            ==========      ==========      ==========

----------

(A) Other assets includes an interest rate swap asset with a fair value of $22,638 and $13,531 at December 31, 2002 and 2001, respectively.
(B) The face amount of medium-term notes were $1,555,000 at December 31, 2002, and includes a fair value adjustment for swapped debt of $513, offset by unamortized discounts and debt issuance costs of $2,568.
(C) Long-term debt outstanding is a privately placed ten-year $150,000 junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum. The effect of fair value adjustments for the long-term debt was $22,125 and $13,531 at December 31, 2002 and 2001, respectively, net of unamortized debt issuance costs.
(D) The partner which was admitted in the latter part of 2000 (who is committed to provide an insurance policy, through one of its affiliates, for the payment of principal and interest through April 2010 for the $150,000 junior subordinated bond-issue) was entitled to a cumulative preference on earnings; accordingly all fiscal 2001 income is allocable to this partner.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     REIS

     The Company has direct and indirect investments in a real estate information and database company, Reis, a leading provider of real estate market information to institutional investors. The Company accounts for its investment in Reis under the cost method as its ownership interest is in non-voting preferred shares and the Company's interests are represented by one member of Reis' seven member board. At December 31, 2002 and 2001 the Company's aggregate investment in Reis was $6,792,000 and $6,583,000, respectively. A portion of the investment is held directly by the Hunt Trust who, together with other entities, own an approximate 39% interest in Reis Capital.

     A summary of the Company's direct and indirect investments in Reis follows:

                                                                                 AMOUNTS
                                                                   COMPANY      INVESTED BY        TOTAL
                                                                  OWNERSHIP    OTHER PARTNERS    INVESTMENT
                                                                  ---------    --------------    ----------
INDIRECT OWNERSHIP BY THE COMPANY
Notes purchased through Reis Capital during 1999
   converted to Series A Preferred shares in April 2000 (A)      $2,555,000      $2,445,000      $5,000,000
Notes  purchased through Reis Capital during 1999
   converted to Series B Preferred shares in April 2000 (B)         766,000         734,000       1,500,000
Accrued interest on above notes converted to Series C
   Preferred shares in April 2000 (C) .....................         466,000         447,000         913,000
Series C Preferred shares purchased through Reis Capital
   in April 2000 (D) ......................................         766,000         734,000       1,500,000
                                                                 ----------      ----------      ----------
Total indirect ownership ..................................       4,553,000      $4,360,000      $8,913,000
                                                                 ----------      ==========      ==========
DIRECT OWNERSHIP BY THE COMPANY
Series C Preferred shares purchased directly in April
   2000 (E) ...............................................       2,022,000
Series D Preferred shares purchased directly in
   June 2002 (F) ..........................................         210,000
Other .....................................................           7,000
                                                                 ----------
Total direct ownership ....................................       2,239,000
                                                                 ----------
Total investment ..........................................      $6,792,000
                                                                 ==========

----------

Note: All preferred series have an 8% cumulative dividend; no dividends have been declared or paid since issuance.

(A) Issued 50,000 shares at $100 per share; convertible into common shares at $1.76 per share.
(B) Issued 15,000 shares at $100 per share; convertible into common shares at $3.00 per share.
(C) Issued 9,120 shares at $100 per share; convertible into common shares at $3.968 per share.
(D) Issued 15,000 shares at $100 per share; convertible into common shares at $3.968 per share.
(E) Issued 20,220 shares at $100 per share; convertible into common shares at $3.968 per share.
(F) Issued 2,098 shares at $100 per share; convertible into common shares at $3.22 per share, liquidation preference at $200 per share.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The Company's Chairman, President and Chief Executive Officer (Mr. Lynford) is the brother of the president of Reis. The Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors (Mr. Lowenthal), has served on the board of directors of Reis since the third quarter of 2000. At the time of the April 2000 investments noted above, the management of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company who purchased an aggregate of $410,000 of Series C Preferred shares. During the year ending December 31, 2002, the Company committed to invest an aggregate of $629,000 in Reis Series D Preferred shares of which $209,800 was invested in June 2002, and the balance of $419,600 is subject to call by Reis in two separate equal tranches through December 31, 2003. These tranches have a liquidation preference of 250% and 300%, respectively. Other Preferred shareholders invested  $456,800  directly  at the  time  of the  Company's  fiscal  2002 investment and committed to invest an additional $913,600. Two of these Preferred shareholders, including the Hunt Trust who, together with other entities, own the remaining interests in Reis Capital and certain other Series D Preferred share investors are Company officers and directors. The aggregate committed capital is $2,000,000, including amounts already funded.

     At December 31, 2002, the Company's investment in Reis, through direct ownership and its pro rata share of its investment in Reis Capital, amounted to approximately 21.4% of Reis' equity on an as converted basis. The pro rata converted interests in Reis owned by the other partners of Reis Capital, either directly or indirectly through Reis Capital aggregate 18.36%. The investments of the Company's officers and directors together with shares of common stock previously held by Mr. Lynford represent approximately 3.2% of Reis' equity, on an as converted basis. Additionally, a company controlled by the Chairman of EQR owns Series C and Series D Preferred shares with an aggregate 4.5% converted interest. The vice-chairman of EQR is a director of the Company. Messrs. Lynford, Lowenthal and certain directors of the Company whom have invested directly in Reis, have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

     The aggregate amounts raised have been utilized by Reis to carry out its business plan to expand the number of real estate markets covered by its services, move to an internet-based delivery system to its customers, to increase marketing of its products to expand its customer base, to accelerate the introduction of its new product line, develop a new product related to its existing business and for general corporate purposes as well as future working capital.

     Information provided by Reis is used by Second Holding for due diligence procedures on certain real estate-related investment opportunities. Second Holding incurred fees of $240,000, $360,000 and $360,000 in connection with such services for each of the years ended December 31, 2002, 2001 and 2000, respectively. The Company's share of such fees was $120,000, $180,000 and $180,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     The Company's original investment in the CVW entities was $1,250,000 of cash and 74,000 five-year warrants to purchase the Company's common shares at $30.35 per share, valued at approximately $750,000 at that time. In September 2000, one of the two principals of CVW left CVW to pursue other employment, the venture was terminated and the investment balance was written off. In July 2001, warrants issued to the CVW partners were repurchased for $80,000 and cancelled.

     FORDHAM TOWER LOAN

     In October 2000, the Company and PREI organized a new venture which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Company fully funded its share of the loan of $3,400,000. The loan, which matures in October 2003, bears interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and fees to the Company and the two former principals of CVW, based upon certain levels of returns on the project and is secured by a lien on equity interests in the property. Such additional interest and fees have not been earned or accrued by the Company. The Company's investment in the Fordham Tower venture is accounted for on the equity method. The Company's share of income from Fordham Tower was approximately $361,000, $361,000 and $85,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Construction is nearing completion and delivery of certain units commenced in December 2002. As of December 31, 2002, approximately 93% of the units were under contract and 23 unit sales had closed for gross proceeds of approximately $11,300,000.

     OTHER INVESTMENTS

     VALUE PROPERTY TRUST

     In February 1998, the Company completed the merger with VLP for total consideration of approximately $169,000,000, which was accounted for as a purchase. Thirteen of the twenty VLP properties were under contract and subsequently sold to an affiliate of Whitehall for an aggregate of approximately $64,000,000. The Company retained seven of the VLP properties, with an allocated value upon purchase of approximately $38,300,000 aggregating approximately 597,000 square feet with one property located in California and the remaining six properties located in the northeastern United States. VLP had cash of $60,800,000 and other net assets of $5,900,000 at the close of the transaction. In October 1998, the Company obtained a $28,000,000 loan, which was cross-collateralized by the seven retained VLP properties, bore interest at LIBOR + 2.75% per annum and was scheduled to mature in October 2001.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four other properties were sold during 2001 for aggregate sales of approximately $34,217,000. Two unencumbered properties remain unsold at December 31, 2002. The Company recorded a gain of approximately $4,943,000 on the December 2000 transaction which was offset by a provision for impairment of $4,725,000, also recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. The Company repaid in full the $28,000,000 loan in December 2000 and expensed all of the remaining unamortized deferred loan costs associated with the financing. The net book value after a remaining impairment reserve of $2,175,000 for the two unsold properties was approximately $6,027,000 and $5,560,000 at December 31, 2002 and 2001, respectively. The Company determined that no additional impairment provision was required at December 31, 2002 and 2001.

     PROPERTY DEVELOPMENT AND LAND OPERATIONS--WELLSFORD DEVELOPMENT
     ---------------------------------------------------------------

     PALOMINO PARK

     Presently, the Company's Wellsford Development activities consist solely of an interest in a five-phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. At December 31, 2002 and 2001, the Company had an 85.85% interest as the managing owner in this project and a subsidiary of EQR had the remaining 14.15% interest.

     In January 2003, the Company's board of directors approved a plan for the Company to seek institutional investors to purchase an interest in the residential rental phases at Palomino Park. There can be no assurance that the Company will be able to find suitable investors or that such a transaction will be completed.

     In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit, which expires in 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in 2005.

     In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,500,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in December 2007 and bears interest at a fixed rate of 6.92% per annum. Principal payments are based on a 30-year amortization schedule.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     In October 2000, Phase III, the 264 unit phase known as Silver Mesa was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sellout period until the inventory available for sale has been significantly reduced and additional units are required to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bears interest at LIBOR + 2.00% per annum (3.38% at December 31, 2002), is collateralized by the unsold Silver Mesa units, matures in December 2003 and provides for one six-month extension at the Company's option. Generally 90% of net sales proceeds per unit is applied to principal repayments until the loan is paid in full. The balance of the Silver Mesa Conversion Loan was $4,318,000 and $13,352,000 at December 31, 2002 and 2001, respectively.

     Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 153 units have been sold through December 31, 2002. The following table provides information regarding sales of Silver Mesa units:

                                           FOR THE YEARS ENDED
                                              DECEMBER 31,
                                         ---------------------             PROJECT
                                         2002             2001             TOTALS
                                         ----             ----             ------
Number of units sold ...........               48              105              153
Gross proceeds .................      $10,635,000      $21,932,000      $32,567,000
Principal paydown on Silver Mesa
   Conversion Loan .............      $ 9,034,000      $18,648,000      $27,682,000

     The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, future rental revenues and corresponding operating expenses will diminish.

                                   FOR THE YEARS ENDED DECEMBER 31,
                                 ------------------------------------
                                 2002            2001            2000
                                 ----            ----            ----
Rental revenue .........      $1,462,000      $2,224,000      $  592,000
Net operating income (A)      $  884,000      $1,488,000      $  379,000

----------

(A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

     In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,400,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period. The construction loan balance was $37,111,000 and $36,747,000 at December 31, 2002 and 2001, respectively and bore interest at LIBOR + 1.75% per annum (3.17% at December 31, 2002).

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SEGMENT INFORMATION (CONTINUED)

     On February 6, 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River. The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay the Green River Construction Loan and excess proceeds generally are available for working capital purposes.

     Phase V, the improved 29.8 acre parcel of land zoned for up to 352 units, known as Gold Peak, had a cost basis of approximately $5,411,000 and $5,400,000 at December 31, 2002 and 2001, respectively. The Company has not determined if it will construct this phase or sell the improved land.

     SONTERRA AT WILLIAMS CENTRE ("SONTERRA")

     From the time of the Spin-off through January 1998, the Company held a $17,800,000 mortgage on, and option to purchase, a 344-unit class A residential apartment complex located in Tucson, Arizona. In January 1998, the Company exercised its option and acquired Sonterra for approximately $20,500,000, including satisfaction of the mortgage. In February 1998, the Company closed on $16,400,000 of first mortgage financing (the "Sonterra Mortgage") on this property, bearing interest at 6.87% and maturing in March 2008. Principal payments were based on a 30-year amortization schedule.

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the historical cost and fair value of the Company's consolidated financial instruments at December 31, 2002 and 2001:

     (AMOUNTS IN THOUSANDS)

                                       HISTORICAL COST AT DECEMBER 31,      FAIR VALUE AT DECEMBER 31,
                                       -------------------------------      --------------------------
         NOTES RECEIVABLE (A)               2002          2001                2002            2001
         --------------------               ----          ----                ----            ----
Fixed rate:
   277 Park Loan ..................      $ 25,000      $ 25,000            $ 27,771 (C)     $ 25,900 (C)
   Guggenheim .....................         3,612         3,612               3,782 (C)        3,692 (C)
   Other ..........................            --         1,200                  --            1,200 (D)
                                         --------      --------            --------         --------
Total fixed rate notes ............        28,612        29,812              31,553           30,792
                                         --------      --------            --------         --------
Floating rate:
   Patriot Loan ...................            --         4,973                  --            4,973 (E)
                                         --------      --------            --------         --------
Total floating rate notes .........            --         4,973                  --            4,973
                                         --------      --------            --------         --------
Total notes receivable ............      $ 28,612      $ 34,785            $ 31,553         $ 35,765
                                         ========      ========            ========         ========

            DEBT (B)
            --------
Floating rate:
   Palomino Park Bonds ............      $ 12,680      $ 12,680            $ 12,680 (F)     $ 12,680 (F)
   Silver Mesa Conversion Loan ....         4,318        13,352               4,318 (F)       13,352 (F)
   Green River Construction Loan ..        37,111        36,748              37,111 (F)       36,748 (F)
                                         --------      --------            --------         --------
Total floating rate debt ..........        54,109        62,780              54,109           62,780
                                         --------      --------            --------         --------
Fixed rate:
   Blue Ridge Mortgage ............        32,447        32,916              35,472 (G)       33,648 (G)
   Red Canyon Mortgage ............        25,677        26,035              27,845 (G)       26,143 (G)
                                         --------      --------            --------         --------
Total fixed rate debt .............        58,124        58,951              63,317           59,791
                                         --------      --------            --------         --------
Total debt ........................      $112,233      $121,731            $117,426         $122,571
                                         ========      ========            ========         ========

----------

(A)  For more information regarding the Company's note receivables, see Footnote
     4.
(B)  For more information regarding the Company's debt, see Footnote 5.
(C) The fair value of the Company's fixed rate investments was determined by reference to various market data.
(D) This $1,200 loan was paid in full on January 18, 2002. The Company considered the fair value of this repaid loan at its face value.
(E) The fair value of the Company's floating rate investments is considered to be their carrying amounts.
(F) The fair value of the Company's floating rate debt is considered to be their carrying amounts.
(G) The fair value of the Company's fixed rate debt was determined by reference to various market data.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

14.  SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)

     Summarized consolidated quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

                                                                            FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------------------------------
                     2002                               MARCH 31            JUNE 30         SEPTEMBER 30        DECEMBER 31
------------------------------------------------        --------            -------         ------------        -----------
Revenues .......................................      $  6,990,948       $  7,442,491       $  8,342,920       $  8,942,107
Costs and expenses..............................         8,140,081          8,255,483          9,179,849          9,270,187
Income (loss) from joint ventures ..............           420,203            329,582            505,283         (1,463,819)
Minority interest benefit (expense) ............            45,470             25,977             13,206            (41,372)
                                                      ------------       ------------       ------------       ------------
(Loss) before taxes and accrued distributions
  and amortization of costs on Convertible Trust
  Preferred Securities .........................          (683,460)          (457,433)          (318,440)        (1,833,271)
Income tax (benefit) expense (A) ...............           (27,000)            16,000             60,000         (1,349,000)
Accrued distributions and amortization of costs
  on Convertible Trust Preferred Securities, net
  of income tax benefit (A) ....................           419,954            419,953            419,954            119,954
                                                      ------------       ------------       ------------       ------------
Net (loss) .....................................      $ (1,076,414)      $   (893,386)      $   (798,394)      $   (604,225)
                                                      ============       ============       ============       ============
Net (loss) per common share, basic** ...........      $      (0.17)      $      (0.14)      $      (0.12)      $      (0.09)
                                                      ============       ============       ============       ============
Net (loss) per common share, diluted** .........      $      (0.17)      $      (0.14)      $      (0.12)      $      (0.09)
                                                      ============       ============       ============       ============
Weighted average number of common shares
   outstanding, basic ..........................         6,409,248          6,437,390          6,449,206          6,450,586
                                                      ============       ============       ============       ============
Weighted average number of common shares
   outstanding, diluted ........................         6,409,248          6,437,390          6,449,206          6,450,586
                                                      ============       ============       ============       ============


                                                                            FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------------------------------
                     2001                               MARCH 31            JUNE 30         SEPTEMBER 30        DECEMBER 31
------------------------------------------------        --------            -------         ------------        -----------
Revenues .......................................      $ 11,900,234       $ 13,131,882       $  8,606,792       $  7,854,091
Costs and expenses* ............................        11,276,217         13,468,374          9,057,870         12,618,219
Income (loss) from joint ventures ..............         1,946,058            758,816           (763,377)         2,622,909
Minority interest ..............................           (91,639)           (93,662)           (44,570)           (52,655)
                                                      ------------       ------------       ------------       ------------
Income (loss) before income taxes and accrued
  distributions and amortization of costs on
  Convertible Trust Preferred Securities .......         2,478,436            328,662         (1,259,025)        (2,193,874)
Income tax expense (benefit) ...................           465,000           (193,000)           122,000            305,000
Accrued distributions and amortization of costs
  on Convertible Trust Preferred Securities, net
  of income tax benefit ........................           349,954            342,953            346,954            339,954
                                                      ------------       ------------       ------------       ------------
Net income (loss) ..............................      $  1,663,482       $    178,709       $ (1,727,979)      $ (2,838,828)
                                                      ============       ============       ============       ============
Net income (loss) per common share, basic** ....      $       0.20       $       0.02       $      (0.27)      $      (0.45)
                                                      ============       ============       ============       ============
Net income (loss) per common share, diluted**  .      $       0.20       $       0.02       $      (0.27)      $      (0.45)
                                                      ============       ============       ============       ============
Weighted average number of common shares
   outstanding, basic ..........................         8,351,623          7,864,302          6,333,094          6,334,927
                                                      ============       ============       ============       ============
Weighted average number of common shares
   outstanding, diluted ........................         8,356,001          7,873,327          6,333,094          6,334,927
                                                      ============       ============       ============       ============

----------

* Costs and expenses for the three months ended December 31, 2001 includes a restructuring charge of $3,527,000 in connection with arrangements with the Company's former President for his early retirement and other personnel changes.
** Aggregate quarterly earnings per share amounts may not equal annual amounts presented elsewhere in these consolidated financial statements due to rounding differences.
(A) The fourth quarter income tax benefit and tax benefit of accrued distributions and amortization of costs of Convertible Trust Preferred Securities results primarily from the Company's year end assessment of the total available tax loss carrybacks to 1997 and 1998. The tax benefit attributable to the Convertible Trust Preferred Securities amounted to $105,000 in each of the first three quarters and $405,000 in the fourth quarter of fiscal 2002.


               Wellsford/Whitehall Group, L.L.C. and Subsidiaries

                       CONSOLIDATED FINANCIAL STATEMENTS

   YEARS ENDED DECEMBER 31, 2002 AND 2001 WITH REPORT OF INDEPENDENT AUDITORS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                        PAGE NO.
                                                                        --------

Report of Independent Auditors.............................................F-53

Consolidated Balance Sheets................................................F-54

Consolidated Statements of Operations......................................F-55

Consolidated Statements of Changes in Members' Equity......................F-56

Consolidated Statements of Cash Flows......................................F-57

Notes to Consolidated Financial Statements.................................F-59

                         REPORT OF INDEPENDENT AUDITORS

To the Members of
Wellsford/Whitehall Group, L.L.C. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Group, L.L.C. and subsidiaries (the "Company") as of
December 31, 2002 and 2001, and the related consolidated statements of operations, changes in members' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Group, L.L.C. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

                                                           /s/ Ernst & Young LLP

New York, New York
February 14, 2003

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                   ------------
                                                             2002                2001
                                                             ----                ----
ASSETS
Real estate assets, at cost:
   Land ..........................................      $  41,727,134       $  47,440,830
   Buildings and improvements ....................        300,642,477         325,972,924
                                                        -------------       -------------
                                                          342,369,611         373,413,754
      Less accumulated depreciation ..............        (46,036,554)        (31,949,782)
                                                        -------------       -------------
                                                          296,333,057         341,463,972
   Construction in progress ......................         55,664,016           5,723,067
                                                        -------------       -------------
                                                          351,997,073         347,187,039
Assets held for sale .............................        164,695,820         170,874,955
Cash and cash equivalents ........................         16,169,437          32,147,561
Restricted cash ..................................         17,587,502           9,845,420
Deferred costs, less accumulated amortization ....          2,561,149           5,094,552
Receivables, prepaids and other assets, net ......          4,307,741           6,961,009
                                                        -------------       -------------
Total assets .....................................      $ 557,318,722       $ 572,110,536
                                                        =============       =============
LIABILITIES AND MEMBERS' EQUITY

Liabilities:
   Liabilities attributable to properties held for
     sale ........................................      $ 140,825,065       $ 142,590,319
   Mortgages payable .............................         96,825,748         104,451,545
   Portfolio loan ................................        132,349,245         126,854,606
   Accrued expenses and other liabilities ........          7,762,485           9,578,212
   Distributions payable .........................                 --           4,221,364
   Ground lease obligation .......................          1,111,239           1,124,981
                                                        -------------       -------------
Total liabilities ................................        378,873,782         388,821,027
                                                        -------------       -------------
Commitments and contingencies
Members' equity:
   Membership units, $.01 par value per unit .....            192,583             192,662
   Paid in capital ...............................        275,657,412         275,752,333
   Other comprehensive loss ......................         (1,296,573)           (525,560)
   Series A convertible preferred membership units                 --                  --
   Excess of distribution over earnings ..........        (96,108,482)        (92,129,926)
                                                        -------------       -------------
Total members' equity ............................        178,444,940         183,289,509
                                                        -------------       -------------
Total liabilities and members' equity ............      $ 557,318,722       $ 572,110,536
                                                        =============       =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                   2002               2001               2000
                                                                   ----               ----               ----
Revenues:
   Rental income ........................................      $ 46,636,386       $ 56,915,572       $ 59,010,207
   Interest and other income ............................         2,365,516          4,987,034          5,290,142
                                                               ------------       ------------       ------------
      Total revenues ....................................        49,001,902         61,902,606         64,300,349
                                                               ------------       ------------       ------------
Expenses:
   Property operations and maintenance ..................        12,842,551         15,273,712         14,915,152
   Real estate taxes ....................................         5,768,902          6,348,414          6,162,127
   Depreciation and amortization ........................        15,025,575         12,448,133          9,386,113
   Property and asset management ........................         5,093,689          5,866,084          1,162,271
   Interest .............................................        13,067,548         17,724,169         18,350,715
   General and administrative ...........................           727,580            922,159          6,869,410
                                                               ------------       ------------       ------------
      Total expenses ....................................        52,525,845         58,582,671         56,845,788
                                                               ------------       ------------       ------------
(Loss)/income available before gains on dispositions,
   loss from discontinued operations and preferred
   distributions ........................................        (3,523,943)         3,319,935          7,454,561
(Loss)/gains on dispositions, net of losses on impairment          (258,711)        10,790,576            238,829
                                                               ------------       ------------       ------------
(Loss)/gain available before discontinued operations and
   preferred distributions ..............................        (3,782,654)        14,110,511          7,693,390
                                                               ------------       ------------       ------------
Discontinued Operations:
Operating income/(loss) from discontinued operations ....         1,154,736         (1,364,627)        (2,585,362)
Loss on impairment ......................................        (1,350,638)                --                 --
                                                               ------------       ------------       ------------
Loss from discontinued operations .......................          (195,902)        (1,364,627)        (2,585,362)
                                                               ------------       ------------       ------------
Net (loss)/income available for members before
   preferred distributions ..............................        (3,978,556)        12,745,884          5,108,028
Preferred distributions .................................                --           (757,541)        (1,099,353)
                                                               ------------       ------------       ------------
Net (loss)/income available for members .................      $ (3,978,556)      $ 11,988,343       $  4,008,675
                                                               ============       ============       ============
Net (loss)/income per membership unit, basic ............      $      (0.21)      $       0.77       $       0.30
                                                               ============       ============       ============
Net (loss)/income per membership unit, diluted ..........      $      (0.21)      $       0.77       $       0.30
                                                               ============       ============       ============
Net loss from discontinued operations per membership
   unit, basic ..........................................      $      (0.01)      $      (0.09)      $      (0.19)
                                                               ============       ============       ============
Weighted average number of membership units outstanding,
   basic ................................................        19,262,875         15,527,652         13,457,410
                                                               ============       ============       ============
Weighted average number of membership units outstanding,
   diluted ..............................................        19,262,875         16,200,451         14,439,499
                                                               ============       ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                              SERIES A
                                                                                            CONVERTIBLE
                                           MEMBERSHIP UNITS                                  PREFERRED
                                           ----------------              PAID-IN             MEMBERSHIP
                                          UNITS        AMOUNT            CAPITAL                UNITS
                                          -----        ------            -------                -----
December 31, 1999 ..............       13,211,081     $132,111         $181,841,448         $ 19,000,000
Additional equity contributions,
   net .........................        1,109,108       11,091           19,898,466                   --
Redemption of equity ...........          (16,717)        (167)             (72,383)            (677,450)
Net income .....................               --           --                   --            1,099,353
Distributions ..................               --           --                   --           (1,099,353)
                                       ----------     --------         ------------         ------------
December 31, 2000 ..............       14,303,472      143,035          201,667,531           18,322,550
Additional equity contributions,
   net .........................        3,980,435       39,804           55,772,075                   --
Conversion of equity ...........          982,286        9,823           18,312,727          (18,322,550)
Net income .....................               --           --                   --              757,541
Other comprehensive loss .......               --           --                   --                   --
Distributions ..................               --           --                   --             (757,541)
                                       ----------     --------         ------------         ------------
December 31, 2001 ..............       19,266,193      192,662          275,752,333                   --
Redemption of units ............           (7,865)         (79)             (94,921)                  --
Net loss .......................               --           --                   --                   --
Other comprehensive loss .......               --           --                   --                   --
                                       ----------     --------         ------------         ------------
December 31, 2002 ..............       19,258,328     $192,583         $275,657,412         $         --
                                       ==========     ========         ============         ============



                                           EXCESS OF
                                         DISTRIBUTIONS          OTHER                 TOTAL
                                             OVER           COMPREHENSIVE            MEMBERS'
                                           EARNINGS              LOSS                 EQUITY
                                           --------              ----                 ------
December 31, 1999 ..............        $    (233,964)        $        --         $ 200,739,595
Additional equity contributions,
   net .........................                   --                  --            19,909,557
Redemption of equity ...........                   --                  --              (750,000)
Net income .....................            4,008,675                  --             5,108,028
Distributions ..................           (4,540,835)                 --            (5,640,188)
                                        -------------         -----------         -------------
December 31, 2000 ..............             (766,124)                 --           219,366,992
Additional equity contributions,
   net .........................                   --                  --            55,811,879
Conversion of equity ...........                   --                  --                    --
Net income .....................           11,988,343                  --            12,745,884
Other comprehensive loss .......                   --            (525,560)             (525,560)
Distributions ..................         (103,352,145)                 --          (104,109,686)
                                        -------------         -----------         -------------
December 31, 2001 ..............          (92,129,926)           (525,560)          183,289,509
Redemption of units ............                   --                  --               (95,000)
Net loss .......................           (3,978,556)                 --            (3,978,556)
Other comprehensive loss .......                   --            (771,013)             (771,013)
                                        -------------         -----------         -------------
December 31, 2002 ..............        $ (96,108,482)        $(1,296,573)        $ 178,444,940
                                        =============         ===========         =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                   2002                2001                2000
                                                                   ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss)/income from continuing operations ...............      $  (3,782,654)      $  14,110,511       $   7,693,390
Adjustments to (loss)/income from continuing operations
   to net cash provided by operating activities:
     Loss/(gains) on disposition of real estate assets .            258,711         (27,335,636)           (238,829)
     Depreciation and amortization .....................         15,025,575          12,448,133           9,386,113
     Loss on impairment of real estate assets ..........                 --          16,545,060                  --
     Amortization of deferred financing costs ..........          2,090,024           1,845,868           1,414,338
     Deferred rental revenue ...........................           (714,108)             27,869            (487,918)
     Decrease/(increase) in assets:
        Receivables, prepaids and other assets .........            517,374          (2,748,236)         (1,114,179)
     Increase/(decrease) in liabilities:
        Accrued expenses and other liabilities .........            890,398          (4,355,710)          1,893,991
        Security deposits ..............................            (82,020)           (150,789)             37,054
                                                              -------------       -------------       -------------
     Net cash provided by operating activities .........         14,203,300          10,387,070          18,583,960
                                                              -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of real estate assets .....................                 --         (18,209,956)                 --
Acquisitions of and improvements to real estate assets
   held for transfer to New Venture ....................                 --                  --         (15,145,322)
Cash received for transfer of real estate assets to New
   Venture .............................................                 --           5,277,002          11,250,000
Cash transferred with assets transferred to New Venture                  --            (306,791)                 --
Prepaid acquisition costs paid .........................           (209,621)                 --            (608,832)
Disposal of real estate assets, net of selling expenses           4,230,617         139,305,312           4,562,255
Improvements to real estate assets .....................        (23,937,160)        (30,774,591)        (38,801,637)
                                                              -------------       -------------       -------------
     Net cash (used in)/provided by investing activities        (19,916,164)         95,290,976         (38,743,536)
                                                              -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage loans ...........................          2,309,968          16,877,798           4,371,095
Proceeds from secured senior credit facility ...........                 --                  --           3,210,826
Proceeds from secured mezzanine credit facility ........                 --                  --           1,000,441
Proceeds from Portfolio loan ...........................          5,494,639         141,706,172                  --
Repayment of mortgage loans ............................         (9,935,765)           (805,157)           (606,541)
Repayment of secured senior credit facility ............                 --        (137,165,693)         (1,424,173)
Repayment of secured mezzanine credit facility .........                 --         (48,193,351)           (500,385)
Repayment of Portfolio loan ............................                 --         (14,851,566)                 --
Increase in restricted cash ............................         (7,742,082)         (4,095,286)         (1,463,303)
Deferred financing costs ...............................           (293,635)         (6,058,167)         (1,315,996)
Preferred distributions ................................                 --            (757,541)         (1,113,093)
Member distributions ...................................         (4,221,364)       (101,646,062)         (7,610,848)
Equity contributions, net ..............................                 --          55,811,879          19,909,557
Redemption of equity ...................................            (95,000)                 --            (750,000)
                                                              -------------       -------------       -------------
Net cash (used in)/provided by financing activities ....        (14,483,239)        (99,176,974)         13,707,580
                                                              -------------       -------------       -------------
Net cash provided by discontinued operations ...........          4,711,382          21,752,974           5,455,448
                                                              -------------       -------------       -------------
(Decrease)/increase in cash and cash equivalents .......        (15,484,721)         28,254,046            (996,548)
Cash and cash equivalents, beginning of year ...........         32,147,561           4,469,216           7,157,318
                                                              -------------       -------------       -------------
                                                                 16,662,840          32,723,262           6,160,770
Less: cash of discontinued operations ..................           (493,403)           (575,701)         (1,691,554)
                                                              -------------       -------------       -------------
Cash and cash equivalents, end of year .................      $  16,169,437       $  32,147,561       $   4,469,216
                                                              =============       =============       =============



              WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                             YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                   2002                2001                2000
                                                                   ----                ----                ----
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest .................................      $  20,471,820       $  28,276,227       $  34,362,662
                                                              =============       =============       =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
Seller financing - real estate held for transfer to New
   Venture .............................................                                              $   4,000,000
                                                                                                      =============
Conversion of Series A convertible preferred membership
   units ...............................................                          $  18,322,550
                                                                                  =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

     The Company no longer paid a $600,000 annual administrative fee to WRP after December 31, 2000. However, the Whitehall Members have agreed to separately pay WRP fees for assets sold by the Company equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain hurdles being reached) for each purchase of real estate made by the New Venture until such purchases aggregate $400 million. The Whitehall Members also returned to WRP approximately 2.1 million warrants to purchase common shares of WRP.

     Under the terms of the agreements, it is expected that the Company will not purchase any new real estate assets, except in limited cases, to replace certain assets being sold or assets that compliment presently owned real estate assets. The Members have agreed to an orderly disposal of the Company's assets over time and WCPT and the Whitehall Members agreed to a buy/sell agreement effective after December 31, 2003 with respect to any remaining assets. In connection with the agreements, the Company transferred to the New Venture three previously acquired assets at costs plus interest. These assets were held solely for the benefit of the New Venture and were acquired for a total of $15.2 million, net of $4.0 million seller financing on one asset. The assets are shown, net of aggregate deposits of $11.3 million received by the Company in December 2000, on the accompanying Consolidated Balance Sheets as real estate held for transfer to New Venture. The transfer occurred on January 4, 2001 at an aggregate amount of $16.5 million.

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

     At December 31, 2002, the Company owned 17 office properties, excluding properties held for sale, totaling approximately 2,697,000 square feet (unaudited), five drugstores totaling approximately 54,675 square feet (unaudited), and approximately 34 acres of land (unaudited) under development. The office properties are located in Northern New Jersey (9), Downtown and Suburban Boston (7) and Suburban Baltimore and Washington, DC
     (1). The drugstores are located in the Middle Atlantic (3) and Southern (2) regions of the United States.

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

     REAL ESTATE AND DEPRECIATION. Real estate assets are stated at cost. Costs directly related to the acquisition and improvement of real estate are capitalized, including the purchase price, legal fees, acquisition costs, interest, property taxes and other operational costs during the period of development and until the lease up of the acquired development properties. Ordinary repairs and maintenance items are expensed as incurred. Replacements and betterments are capitalized and depreciated over their estimated useful lives. Tenant improvements and leasing commissions are capitalized and amortized over the terms of the related leases. Depreciation is computed over the expected useful lives of the depreciable property on a straight-line basis, principally 40 years for commercial properties and five to 12 years for furnishings and equipment. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Write downs as a result of impairments have been shown as an adjustment to gains on dispositions in the accompanying consolidated financial statements.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEFERRED COSTS. Deferred costs consist primarily of costs incurred to obtain financing. Such deferred financing costs are amortized over the expected term of the respective agreements; such amortization is included in interest expense in the accompanying Consolidated Statements of Operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents and long-term debt. The Company believes that the carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. In addition, the Company believes that the carrying values of its portfolio loan and certain mortgages approximate fair values because such debt consists of variable rate debt that reprices frequently. The Company believes that the fair values of the remainder of the mortgage loans is in excess of their carrying values, based upon various market data analysis.

     PROFIT AND REVENUE RECOGNITION. Sales of real estate assets are recognized at closing, subject to the receipt of down payments and other requirements in accordance with applicable accounting guidelines. Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases.

     DISCONTINUED OPERATIONS. SFAS No. 144 superceded the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The statement is effective for fiscal years beginning after December 15, 2001. Consistent with SFAS No. 144, the results of operations of properties held for sale are reported separately as discontinued operations for the years ended December 31, 2002, 2001 and 2000. Assets and liabilities attributable to properties held for sale have been classified separately in the Company's consolidated balance sheets at December 31, 2002 and December 31, 2001 and the consolidated financial statements issued for 2001 and 2000 have been reclassified to reflect this presentation.

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

     PER UNIT DATA. Net income per membership unit is computed based upon the weighted average number of membership units outstanding during the period. There were no Series A convertible preferred membership units outstanding during 2002. The assumed conversion of the Series A convertible preferred membership units is anti-dilutive in 2001 and 2000.

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

     DERIVATIVE AND HEDGING ACTIVITIES. In June 1998, SFAS No. 133--Accounting for Derivative Instruments and Hedging Activities was issued. In June 1999, SFAS No. 137--Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133) was issued. SFAS No. 137 extended the required date of adoption of SFAS No. 133 to the fiscal year beginning June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair market value. The Company's derivative investments are primarily interest rate protection agreements which limit the base rate of variable rate debt. The ineffective portion of a

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     derivative's change in fair market value is immediately recognized in earnings, if applicable. The effective portion of the fair market value difference of the derivative is reflected separately in members' equity as other comprehensive loss.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

     RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' presentations to conform to the current year.

3.   COMMERCIAL PROPERTIES

     The Company owns the following properties from continuing operations at December 31, 2002 and 2001:

     (amounts in thousands, except square foot amounts)

     Properties Collateralizing Portfolio Loan at December 31, 2002*
     ---------------------------------------------------------------

                                                                                         YEAR
                                                           SQUARE FEET (UNAUDITED)   CONSTRUCTED/         GROSS INVESTMENT
                                                           ----------------------    REHABILITATED      --------------------
           PROPERTY                  LOCATION                2002          2001       (UNAUDITED)       2002            2001
           --------                  --------                ----          ----       -----------       ----            ----
300 Atrium Drive ..............    Somerset, NJ             147,000       147,000        1983        $   19,551      $   19,551
400 Atrium Drive ..............    Somerset, NJ             355,000       355,000        1985            37,191          36,136
500 Atrium Drive ..............    Somerset, NJ             169,000       169,000        1984            21,108          21,108
700 Atrium Drive ..............    Somerset, NJ             181,000       181,000        1985            18,839          18,735
Garden State Exhibit Center ...    Somerset, NJ              82,000        82,000      1968/1989          6,190           6,134
Cutler Lake Corporate Center ..    Needham, MA              210,000       210,000      1963/2000         36,030          35,789
377/379 Campus Drive ..........    Franklin Twp, NJ         199,000       199,000        1984            23,792          23,309
Samsung/105 Challenger Road ...    Ridgefield Park, NJ      147,000       147,000        1992            21,286          21,269
150 Mount Bethel ..............    Warren, NJ               129,000       129,000        1981             9,787           9,059
                                                          ---------     ---------                     ---------       ---------
                                                          1,619,000     1,619,000                       193,774         191,090
                                                          ---------     ---------                     ---------       ---------


     Properties Collateralizing the Nomura Loan at December 31, 2002*
     ----------------------------------------------------------------

                                                                                         YEAR
                                                           SQUARE FEET (UNAUDITED)   CONSTRUCTED/         GROSS INVESTMENT
                                                           ----------------------    REHABILITATED      --------------------
           PROPERTY                  LOCATION                2002          2001       (UNAUDITED)       2002            2001
           --------                  --------                ----          ----       -----------       ----            ----
333 Elm Street ................    Dedham, MA                48,000        48,000        1983             6,193           5,974
Dedham Place ..................    Dedham, MA               160,000       160,000      1987/2002         31,064          28,302
Stony Brook Corporate Park ....    Waltham, MA              218,000       218,000        1986            48,810          37,302
201 University Avenue .........    Westwood, MA              82,000        82,000        1982            10,363          10,363
7/57 Wells Avenue .............    Newton, MA                88,000        88,000        1982            12,744          12,651
75/85/95 Wells Avenue .........    Newton, MA               242,000       242,000      1976/1986         41,856          41,663
                                                          ---------     ---------                     ---------       ---------
                                                            838,000       838,000                       151,030         136,255
                                                          ---------     ---------                     ---------       ---------


               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

COMMERCIAL PROPERTIES (CONTINUED)

     Properties Collateralizing Other Mortgages or Unencumbered at December 31, 2002
     -------------------------------------------------------------------------------

                                                                                         YEAR
                                                           SQUARE FEET (UNAUDITED)   CONSTRUCTED/         GROSS INVESTMENT
                                                           ----------------------    REHABILITATED      --------------------
           PROPERTY                  LOCATION                2002          2001       (UNAUDITED)       2002            2001
           --------                  --------                ----          ----       -----------       ----            ----
600 Atrium Drive (land)** .....    Somerset, NJ                 N/A           N/A         N/A             2,885           2,695
74 Turner Street (land)** .....    Waltham, MA                  N/A           N/A         N/A             1,001           1,001
McDonough Crossroads ..........    Owings Mills, MD              --        32,000        1988                --           3,842
Airport Executive Park ........    Hanover Twp, NJ           96,000        96,000      1979/2002         14,034          13,637
Airport Executive Park-Land** .    Hanover Twp, NJ              N/A           N/A         N/A             3,969           3,028
Columbia Technology Center ....    Columbia, MD             144,000       144,000      1972/2002         12,631           8,879
CVS ...........................    Essex, MD                 10,125        10,125        2000             4,776           4,776
CVS ...........................    Pennsauken, NJ            12,150        12,150        2001             3,925           3,925
CVS ...........................    Runnemede, NJ             12,150        12,150        2001             4,134           4,134
CVS ...........................    Wetumpka, AL              10,125        10,125        2000             2,681           2,681
CVS ...........................    Richmond, VA              10,125        10,125        2001             3,194           3,194
                                                          ---------     ---------                     ---------       ---------
                                                            294,675       326,675                        53,230          51,792
                                                          ---------     ---------                     ---------       ---------
Total Commercial Properties ...                           2,751,675     2,783,675                     $ 398,034       $ 379,137
---------------------------                               =========     =========                     =========       =========


* - The properties encumbered by the Nomura Loan will also be encumbered by the Portfolio Loan once certain operating results are achieved and initial proceeds are drawn from the Portfolio Loan related to these properties.
**   - Unencumbered.

     Revenues from one single tenant, a large financial services provider, aggregated approximately 6% and 11% of rental revenue from continuing operations in 2002 and 2001, respectively. In 2000, one telecommunications company aggregated 13% of revenue from continuing operations. This tenant's lease was terminated in 2001 and the Company received approximately $3.7 million in lease termination fees. This amount is included in interest and other income on the accompanying consolidated statements of operations.

     The Company capitalizes interest related to buildings under renovation to the extent such assets qualify for capitalization. Total interest incurred and capitalized was $13,464,472 and $2,486,948, $18,462,098 and $2,583,797
     and $24,242,401 and $7,306,024, respectively for the years ended December 31, 2002, 2001 and 2000.

     The Company sold the following buildings and properties:

                                               YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                        2002             2001            2000
                                        ----             ----            ----
Number of buildings ............               1               11               1
                                    ============     ============    ============
Net sales proceeds (approximate)    $  4,231,000     $139,305,000    $  4,562,000
                                    ============     ============    ============
(Loss)/gains on sales ..........    $   (258,711)    $ 27,335,636    $    238,829
                                    ============     ============    ============

     The Company recorded a $1,350,638 and $16,545,060 impairment provision during the years ended December 31, 2002 and 2001. The 2002 impairment provision relates to two assets; 24 Federal St. and CVS Decatur. Both of these assets are classified as assets held for sale as of December 31, 2002. CVS Decatur was sold in January 2003 (see Note 11). The 2001 impairment provision relates to three assets: the Pointview Corporate Center, 2331 Congress St. and McDonough Crossroads. These properties were sold in September 2001, May 2001 and June 2002, respectively.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.   LEASES

     Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts.

     Non-cancelable operating leases with tenants expire on various dates through 2024. The future minimum lease payments from continuing operations to be received under leases existing as of December 31, 2002, are as follows:

     (amounts in thousands)

                                                          PROPERTIES COLLATERALIZING
                                                     -----------------------------------
                                                     PORTFOLIO      NOMURA
FOR THE YEARS ENDED DECEMBER 31,         TOTAL         LOAN          LOAN          OTHER
--------------------------------         -----         ----          ----          -----
2003............................       $ 36,756      $ 19,500      $ 11,501      $  5,755
2004............................         26,729        10,040        11,125         5,564
2005............................         21,014         7,117         8,401         5,496
2006............................         13,808         3,437         5,803         4,568
2007............................          8,992         1,348         3,089         4,555
Thereafter......................         37,729           983         4,937        31,809
                                       --------      --------      --------      --------
Total...........................       $145,028      $ 42,425      $ 44,856      $ 57,747
                                       ========      ========      ========      ========

     The above future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses which amounted to approximately $4,418,051, $5,565,160, and $6,345,495 for the years ended December 31, 2002, 2001 and 2000. These amounts have been included in rental income in the accompanying consolidated statements of operations.

5.   GROUND LEASES

     The leasehold  interests in two buildings  totaling 291,000 square feet and
     15.22 acres of developable land are subject to ground leases. At December 31, 2002, aggregate future minimum rental payments under the leases which expire in October 2066, April 2077 and January 2084, are as follows:

     (amounts in thousands)

                         YEARS ENDED DECEMBER 31,    AMOUNT
                         ------------------------    ------
                         2003....................   $   218
                         2004....................       231
                         2005....................       233
                         2006....................       234
                         2007....................       235
                         Thereafter..............    27,624
                                                    -------
                         Total...................   $28,775
                                                    =======

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.   LONG TERM DEBT

     The Company's long-term debt from continuing operations (see Note 8) consisted of the following:

     (amounts in thousands)

                                                                    DECEMBER 31,
                                                                 -----------------
           DEBT                        MATURITY DATE             2002         2001
---------------------------            -------------             ----         ----
 Portfolio Loan............              June 2004             $132,349     $126,855
 Nomura Loan...............            February 2027             65,458       66,189
 Other Mortgage Loans......    December 2003 - January 2024      31,368       38,262
                                                               --------     --------
                                                               $229,175     $231,306
                                                               ========     ========

     In June 2001, the Company obtained a loan with General Electric Capital Real Estate for up to $353 million (the "Portfolio Loan"). The loan bears interest at a rate of LIBOR + 2.90% and has an initial term of three years. The loan also provides for two 12-month extension options, subject to meeting certain operating and valuation covenants. The loan had an initial funding of $273 million, before transaction costs, and the remaining balance is available to be drawn to fund certain capital expenditures and upon achieving certain operating results from six properties. The net proceeds were used to repay amounts due under a previous bank facility and two mortgages; the remainder was distributed to the Members. Interest expense on the Portfolio Loan was $6,084,768 and $4,222,189 in 2002 and 2001, respectively.

     The 30-day LIBOR rate was 1.38%, 1.88% and 6.57% respectively, on December 31, 2002, 2001 and 2000. The average 30-day LIBOR rate was 1.76%, 3.72% and 6.43% respectively, for the years ended December 31, 2002, 2001 and 2000.

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

     During 2000 and 1999, the Company obtained four mortgages to acquire and improve four properties including one second mortgage provided by the seller on one property (collectively, with the Drugstore Mortgages, the "Other Mortgage Loans"). The interest rates on the Other Mortgage Loans range from LIBOR + 2.00% to 2.95% and the original maturity dates range from March 2003 to January 2024. One of the Other Mortgage Loans matured in 2002 and was refinanced into the Portfolio Loan described above. In connection with a sale of one of the properties, the Company also repaid one of the Other Mortgage Loans in 2002. The Company has exercised its extension option on one of the two mortgage loans maturing in 2003 and expects to refinance the other.

     As of December 31, 2002 and 2001, the Company was in compliance with the terms of covenants under all loan agreements.

     Based upon various market analysis, the fair market value of the Company's long term debt is approximately $261,474,000 and $256,939,000 at December 31, 2002 and 2001, respectively.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     LONG TERM DEBT (CONTINUED)

     The aggregate maturities for the Company's long-term debt obligations for each of the next five years and thereafter are as follows:

     (amounts in thousands)

                                            PORTFOLIO       NOMURA       OTHER MORTGAGE
YEARS ENDED DECEMBER 31,      TOTAL           LOAN           LOAN            LOANS
------------------------      -----           ----           ----            -----
2003 ...................    $ 16,056        $     --        $    793        $ 15,263
2004 ...................     133,481         132,349             844             288
2005 ...................       1,240              --             931             309
2006 ...................       1,343              --           1,010             333
2007 ...................       1,452              --           1,095             357
Thereafter..............      75,603              --          60,785          14,818
                            --------        --------        --------        --------
Total ..................    $229,175        $132,349        $ 65,458        $ 31,368
                            ========        ========        ========        ========

     In July 2001, the Company entered into an interest rate protection agreement (the "Cap") at a cost of $1,780,000, which limits LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. At December 31, 2002 and 2001, the fair market value of the Cap was approximately $13,000 and $1,089,000, respectively. The ineffective portion of the Cap's change in fair market value was recorded as an adjustment to interest expense of $79,724 in 2002 and $17,347 in 2001, respectively. The effective portion of the Cap's change in fair market value, which was recorded as an adjustment to other comprehensive loss during 2002 and 2001, is $771,013 and $525,560. An affiliate of the Whitehall Members is the counterparty under the Cap. Prior to December 31, 2000, the Company entered into another interest rate protection agreement (the "Prior Cap"), which capped LIBOR at 7.50% for up to $300 million through March 15, 2001 and for up to $200 million through May 15, 2001. The cost of the Prior Cap was amortized over its life.

7.   TRANSACTIONS WITH AFFILIATES

     As discussed in Note 1, WP performs management, development and leasing services to the Company. The Company pays WP an administrative cost and expense management fee equal to 0.93% of an agreed upon initial aggregate asset value of $700 million of the Company's real estate assets. The fee will be reduced six months after any asset is sold pursuant to an agreed upon formula. The Company incurred an aggregate of $4,144,301 in 2002 and $4,761,282 in 2001, respectively, related to these fees. Pursuant to the agreements discussed in Note 1, the Company also pays WP for construction management, development and leasing based upon a schedule of rates in which each geographic area the Company operates. The Company incurred an aggregate of $816,966 in 2002 and $897,730 in 2001, respectively, related to these services. All amounts have been capitalized as part of real estate assets.

     Pursuant to the agreements discussed in Note 1, WP currently leases space at two buildings owned by the Company and at one building previously owned by the Company, which was sold in November 2001. The buildings owned by the Company are shown on the accompanying consolidated balance sheets as assets held for sale. Rental income under those leases was approximately $0 and $219,684 for the years ended December 31, 2002 and 2001, respectively.

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

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     TRANSACTIONS WITH AFFILIATES (CONTINUED)

     Affiliates of the Whitehall Members provide debt placement, environmental and insurance services for the Company. The Company incurred $849,583 in 2002, $3,182,139 in 2001 and $464,411 in 2000, respectively for these services. In addition, an affiliate of the Whitehall Members is the counter-party of the Cap discussed in Note 6.

     Affiliates of the Saracen Members perform property management services for the Company, which amounted to approximately $267,000, $337,000 and $528,000, respectively for the years ended December 31, 2002, 2001 and 2000. Pursuant to an asset management agreement that was terminated in January 1999, the Company agreed to pay $1 million in 2004, plus quarterly interest at 10% per annum paid currently.

     At December 31, 2002 and 2001 the Company has approximately $735,000 and $742,000, respectively payable to its Members or their affiliates. These amounts are in included accrued expenses and other liabilities on the accompanying consolidated balance sheets.

     Affiliates of the Saracen Members lease space at 7/57 Wells Avenue. Revenue related to these leases for the years ended December 31, 2002, 2001 and 2000, amounted to $46,895, $47,258 and $44,826, respectively.

     See Notes 1, 6, 9 and 10 for additional related party interest information.

8. DISCONTINUED OPERATIONS ("ASSETS AND LIABILITIES ATTRIBUTABLE TO PROPERTIES HELD FOR SALE")

     As of December 31, 2002 the Company has ten properties totaling 1,121,125 square foot (unaudited) which are being held for sale (collectively, the "Properties Held for Sale"). Consistent with SFAS No. 144, the results of operations of the Properties Held for Sale are reported separately as discontinued operations for the years ended December 31, 2002, 2001, and 2000. Assets and liabilities attributable to the Properties Held for Sale have been classified separately in the Company's consolidated balance sheets at December 31, 2002 and December 31, 2001 and are summarized in the following table:

                                                        DECEMBER 31,
                                                        ------------
                                                    2002            2001
                                                    ----            ----
ASSETS
Net real estate .............................    $159,265,358    $164,460,647
Cash and cash equivalents ...................         493,403         575,701
Restricted cash .............................              --              --
Deferred costs, less accumulated amortization           4,309           5,264
Receivables, prepaids and other assets ......       4,932,750       5,833,343
                                                 ------------    ------------
Total assets ................................    $164,695,820    $170,874,955
                                                 ============    ============
LIABILITES AND MEMBERS' EQUITY
Mortgages payable ...........................    $  7,372,678    $  7,497,117
Senior Secured facility .....................              --              --
Secured Mezzanine facility ..................              --              --
Portfolio loan ..............................     131,811,189     131,205,828
Accrued expenses and other liabilities ......       1,641,198       3,887,374
                                                 ------------    ------------
Total liabilities ...........................     140,825,065     142,590,319
                                                 ------------    ------------
Net assets of discontinued operations .......    $ 23,870,755    $ 28,284,636
                                                 ============    ============

     Revenues  attributable  to  Properties  Held for Sale for the  years  ended
     December  31,  2002,  2001  and  2000  were  $27,063,377,  $21,607,439  and
     $18,150,355, respectively.

     Loss from discontinued operations as reflected in the accompanying consolidated statements of operations for the year ended December 31, 2002 is after an impairment provision aggregating $1,350,638 attributable to two properties held for sale.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.   MEMBERS' EQUITY

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

     At December 31, 2001, all capital commitments were fully funded. WCPT or WRP and the Whitehall Members have also agreed to contribute an aggregate of $10 million on a revolving, as needed basis ("Revolving Equity") through December 31, 2003. This Revolving Equity accrues dividends at a rate of LIBOR + 5.00% and is senior to the membership units. At December 31, 2002 none of the Revolving Equity has been drawn.

     At the formation of the Company, 2,505,000 membership units were issued to WCPT, representing its 50.1% interest, and 2,495,000 units were issued to Whitehall, representing its 49.9% interest. Subsequently, an additional 3,771,780 and 9,052,422 units were issued to WCPT and Whitehall, respectively, in connection with net additional capital contributions used to fund acquisitions and renovations.

     In connection with the Saracen Transaction, 468,557 membership units and 760,000 Series A convertible preferred membership units were issued to the Saracen Members. The membership units were issued at a price of $16.22 per membership unit. The Series A convertible preferred membership units were convertible into membership units at a price of $18.65 per membership unit. These units also provided for cumulative dividend payments of the greater of (a) 6% or (b) the dividend payable to membership unit holders, calculated on an as converted basis, payable quarterly in arrears, and had a liquidation preference of $25.00 per Series A convertible preferred membership unit plus accrued and unpaid distributions. In February 2000, the Company redeemed the 16,717 membership units and 27,098 Series A convertible preferred membership units held by one of the Saracen Members for an aggregate amount of $750,000.

     In September 2001, the holders of the Series A convertible preferred membership units exercised their conversion option; 982,286 membership units were issued in connection with the conversion.

     The number of membership units issued and outstanding are as follows:

                                        DECEMBER 31,
                          ----------------------------------------
                          2002              2001              2000
                          ----              ----              ----
WCPT ..........         6,276,780         6,276,780         5,673,012
Whitehall .....        11,547,422        11,555,287         8,178,620
Saracen Members         1,434,126         1,434,126           451,840
                       ----------        ----------        ----------
Total .........        19,258,328        19,266,193        14,303,472
                       ==========        ==========        ==========

     During  2002,  2001  and  2000,   distributions  of  $0,  $103,352,145  and
     $4,540,835,  respectively,  were  declared,  of which  $0,  $4,221,364  and
     $2,253,520   remained   unpaid  at  December  31,   2002,   2001  and  2000
     respectively.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES

     Under the terms of the Company's joint venture agreement, Whitehall may require the Company to sell any and all of its properties to an independent third party purchaser, subject to certain significant restrictions. Subsequent to December 31, 2003, either Whitehall or WCPT may trigger a buy/sell of the other party's membership units in the Company or of the remaining assets to the other member, subject to certain conditions.

     As of December 31, 2002, the Company has an obligation to perform certain repair and maintenance items at the Pointview property pursuant to the terms of the sale of the property, which occurred in September 2001. These items are estimated to be approximately $518,000 in the aggregate, and are shown in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

     As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2002, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's consolidated financial condition, consolidated results of operations or consolidated cash flows.

     From time to time, legal actions are brought against the Company in the ordinary course of business. There can be no assurances that such matters will not have a material effect on the Company's consolidated financial condition, consolidated results of operations or consolidated cash flows in the future.

     The Company has management agreements with unaffiliated property management companies to manage the operations of the properties. Management fees are generally based on 2% to 3% per annum of gross rentals collected and are generally terminable on 30 days notice.

     See Notes 1, 6, 7, 8 and 9 for additional commitments and contingencies.

11.  SUBSEQUENT EVENTS

     In January 2003, the Company sold one of its drugstores for $2.4 million. In February 2003, the Company sold four office properties located in Northern New Jersey and two office properties located in Suburban Baltimore totaling 956,000 square feet for $136.8 million. These sales resulted in an aggregate net gain of approximately $10.5 million. In March 2003, the company sold one 16,000 square foot office property located in Waltham, MA for $1.3 million. As discussed in Note 8, the assets and liabilities of all eight properties are included in assets held for sale and liabilities attributable to properties held for sale in the accompanying consolidated balance sheets.

     The Company is currently negotiating two contracts to sell two office properties, located in Downtown Boston, MA, for an aggregate of approximately $33.5 million (unaudited). Such transactions are expected to close during the second quarter 2003 and should result in a net gain of approximately $75,000 (unaudited). The assets and liabilities of these two properties are included in assets held for sale and liabilities attributable to properties held for sale in the accompanying consolidated balance sheets. There can be no assurances that such sales will be completed at all, or if completed will be at the terms being contemplated.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

             (amounts in thousands, except square footage and units)

                                                                                       INITIAL COST                     COST
                                                                           ------------------------------------      CAPITALIZED
                                             UNITS/                                                                   SUBSEQUENT
                        DATE        YEAR     SQUARE      DEPRECIABLE                   BUILDING AND                       TO
   DESCRIPTION        ACQUIRED      BUILT     FEET          LIFE           LAND        IMPROVEMENTS       TOTAL       ACQUISITION
   -----------        --------      -----     ----          ----           ----        ------------       -----       -----------
RESIDENTIAL
 Blue Ridge -          Dec-
  Denver, CO ....      1997         1997         456      27.5 yrs      $   5,225       $  36,339       $  41,564      $     419
 Red Canyon -          Nov-
  Denver, CO ....      1998         1998         304      27.5 yrs          5,060          28,844          33,904             39
 Silver Mesa -         Dec-
  Denver, CO (B).      2000         2000          40      27.5 yrs          3,343          18,959          22,302        (17,852)
 Green River -         Dec-
  Denver, CO ....      2001         2001         424      27.5 yrs          8,451          47,889          56,340              7
                                             -------                    ---------       ---------       ---------      ---------
TOTAL
  RESIDENTIAL ...                              1,224                       22,079         132,031         154,110        (17,387)
                                             =======                    ---------       ---------       ---------      ---------
OFFICE AND
  INDUSTRIAL
  Two properties-
  Office/Industrial    Feb-1998     Var.     175,183        40 yrs          1,035           5,865           6,900          2,000
                                             =======                    ---------       ---------       ---------      ---------
TOTAL ...........                                                       $  23,114       $ 137,896       $ 161,010      $ (15,387)
                                                                        =========       =========       =========      =========



                                       TOTAL COST
                          -----------------------------------      PROVISION
                                      BUILDING AND                    FOR                       ACCUMULATED
   DESCRIPTION            LAND        IMPROVEMENTS      TOTAL      IMPAIRMENT         NET       DEPRECIATION      ENCUMBRANCE
   -----------            ----        ------------      -----      ----------         ---       ------------      -----------
RESIDENTIAL
 Blue Ridge -
  Denver, CO ....      $   5,225       $  36,758      $  41,983      $      --      $  41,983      $   6,694        $32,447 (A)
 Red Canyon -
  Denver, CO ....          5,060          28,883         33,943             --         33,943          4,268         25,677 (A)
 Silver Mesa -
  Denver, CO (B).            667           3,783          4,450             --          4,450            310          4,318 (C)
 Green River -
  Denver, CO ....          8,451          47,896         56,347             --         56,347          1,562         37,111 (A)
                       ---------       ---------      ---------      ---------      ---------      ---------        -------
TOTAL
  RESIDENTIAL ...         19,403         117,320        136,723             --        136,723         12,834         99,553
                       ---------       ---------      ---------      ---------      ---------      ---------        -------
OFFICE AND
  INDUSTRIAL
  Two properties-
  Office/Industrial        1,035           7,865          8,900         (2,175) (D)     6,725            697             -- (E)
                       ---------       ---------      ---------      ---------      ---------      ---------        -------
TOTAL ...........      $  20,438       $ 125,185      $ 145,623      $  (2,175)     $ 143,448      $  13,531        $99,553
                       =========       =========      =========      =========      =========      =========        =======



----------

(A) Encumbrance balances exclude the Palomino Park Bonds. The balance of the Palomino Park Bonds was $12,680 at December 31, 2002. The Palomino Park Bond collateral includes Blue Ridge, Red Canyon and Green River operational phases, as well as the undeveloped Gold Peak phase (improved land).
(B) During the year ended December 31, 2002, the Company reclassified costs of $17,854 and accumulated depreciation of $950 on 96 units to inventory available for sale.
(C) Debt is also collateralized by the condominium portion of the project with a carrying amount of approximately $14,542; individual units are currently held for sale.
(D) Provision for impairment relates to excess of carrying amounts over estimated individual net sale prices of assets held for sale.
(E)  These properties are unencumbered at December 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

The following is a reconciliation of real estate assets and accumulated depreciation:

(amounts in thousands)

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------
                                               2002               2001            2000
                                               ----               ----            ----
REAL ESTATE
   Balance at beginning of period ....      $ 160,163          $ 123,201       $ 135,418
   Additions:
      Acquisitions and transfers from
         construction in progress ....             --             56,340          22,302
      Recovery of impairment reserve .             --              2,550              --
      Capital improvements ...........          1,139                537           1,993
                                            ---------          ---------       ---------
                                              161,302            182,628         159,713
   Less:
      Reclassified costs to available
         for sale inventory ..........        (17,854)                --              --
      Provision for impairment .......             --                 --          (4,725)
      Cost of real estate sold .......             --            (22,465)        (31,787)
                                            ---------          ---------       ---------
   Balance at end of period ..........      $ 143,448 (A)      $ 160,163       $ 123,201
                                            =========          =========       =========
ACCUMULATED DEPRECIATION
   Balance at beginning of period ....      $   9,873          $   8,248       $   6,584
   Additions:
      Charged to operating expense ...          4,608              3,066           4,198
                                            ---------          ---------       ---------
                                               14,481             11,314          10,782
    Less:
      Accumulated depreciation on real
         estate costs reclassified to
         available for sale inventory.           (950)                --              --
      Accumulated depreciation on real
         estate sold .................             --             (1,441)         (2,534)
                                            ---------          ---------       ---------
    Balance at end of period .........      $  13,531 (A)      $   9,873       $   8,248
                                            =========          =========       =========

----------

(A) The aggregate depreciated cost for federal income tax purposes was approximately $5,000 less at December 31, 2002.