Form 10-Q
period 2003-03-31
WELLSFORD REAL PROPERTIES INC
filed 2003-05-09
CIK 1038222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  March 31, 2003
                                ------------------------------------------------

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


                         WELLSFORD REAL PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Maryland                                   13-3926898
----------------------------------      ----------------------------------------
   (State of Other Jurisdiction           (IRS Employer Identification No.)
of Incorporation or Organization)


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X             No
                      -----------           -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes      X             No
                      -----------           -----------

The number of the registrant's shares of common stock outstanding was 6,453,730 as of May 7, 2003 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:
         ---------------------

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 2003 (unaudited)
               and December 31, 2002.........................................3

           Consolidated Statements of Operations (unaudited) for the
               Three Months Ended March 31, 2003 and 2002....................4

           Consolidated Statements of Cash Flows (unaudited) for the
               Three Months Ended March 31, 2003 and 2002....................5

           Notes to Consolidated Financial Statements (unaudited)............6

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................17

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......26

  Item 4.  Controls and Procedures..........................................27

PART II. OTHER INFORMATION:
         -----------------

  Item 1.  Legal Proceedings................................................28

  Item 6.  Exhibits and Reports on Form 8-K.................................28

  Signatures        ........................................................29

  Certifications    ........................................................30

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        March 31,           December 31,
                                                                          2003                 2002
                                                                          ----                 ----
                                                                      (unaudited)
ASSETS
Real estate assets, at cost:

   Land ........................................................      $  20,437,840       $  20,437,840
   Buildings and improvements ..................................        125,182,910         125,184,726
                                                                      -------------       -------------
                                                                        145,620,750         145,622,566
   Less:
      Accumulated depreciation .................................        (14,684,352)        (13,530,908)
      Impairment reserve .......................................         (2,174,853)         (2,174,853)
                                                                      -------------       -------------
                                                                        128,761,545         129,916,805
   Residential units available for sale ........................         13,650,492          14,541,634
   Construction in progress ....................................          5,410,831           5,410,831
                                                                      -------------       -------------
                                                                        147,822,868         149,869,270
Notes receivable ...............................................         28,096,000          28,612,000
Investment in joint ventures ...................................         95,512,638          94,180,991
                                                                      -------------       -------------
Total real estate and investments ..............................        271,431,506         272,662,261
Cash and cash equivalents ......................................         41,975,719          38,644,315
Restricted cash and investments ................................          9,509,440           9,543,934
Prepaid and other assets .......................................         11,350,381          11,924,533
                                                                      -------------       -------------
Total assets ...................................................      $ 334,267,046       $ 332,775,043
                                                                      =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ......................................      $ 113,877,645       $ 112,232,830
   Accrued expenses and other liabilities, including
     the liability for deferred compensation of
     $8,943,062 and $8,933,607 .................................         14,304,344          15,536,789
                                                                      -------------       -------------
Total liabilities ..............................................        128,181,989         127,769,619
                                                                      -------------       -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely
   8.25% junior subordinated debentures of Wellsford Real
   Properties, Inc. ("Convertible Trust Preferred Securities")..         25,000,000          25,000,000

Minority interest ..............................................          3,443,902           3,438,127

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
     $.01 par value per share, 2,000,000 shares authorized,
     no shares issued and outstanding ..........................                 --                  --
   Common stock, 98,825,000 shares authorized, $.02 par
     value per share - 6,282,189 and 6,280,683 shares
     issued and outstanding ....................................            125,644             125,614
   Class A-1 common stock, 175,000 shares authorized,
     $.02 par value per share - 169,903 shares
     issued and outstanding ....................................              3,398               3,398
   Paid in capital in excess of par value ......................        162,750,468         162,751,498
   Retained earnings ...........................................         21,449,624          20,617,085
   Accumulated other comprehensive loss; share of unrealized
     loss on interest rate protection contract purchased by
     joint venture investment, net  of income tax benefit ......           (124,347)           (253,500)
   Deferred compensation .......................................           (189,498)           (277,664)
   Treasury stock, 310,030 and 311,624 shares ..................         (6,374,134)         (6,399,134)
                                                                      -------------       -------------
Total shareholders' equity .....................................        177,641,155         176,567,297
                                                                      -------------       -------------
Total liabilities and shareholders' equity .....................      $ 334,267,046       $ 332,775,043
                                                                      =============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             For the Three Months Ended
                                                                       March 31,
                                                                     -------------
                                                               2003               2002
                                                               ----               ----
REVENUES
   Rental revenue ..................................      $  4,235,307       $  3,727,216
   Revenue from sales of residential units .........         1,196,000          2,078,585
   Interest revenue ................................           958,043          1,068,167
   Fee revenue .....................................           565,398            116,980
                                                          ------------       ------------
      Total revenues ...............................         6,954,748          6,990,948
                                                          ------------       ------------

COSTS AND EXPENSES
   Cost of sales of residential units ..............         1,054,754          1,905,560
   Property operating and maintenance ..............         1,111,092          1,310,278
   Real estate taxes ...............................           378,156            364,330
   Depreciation and amortization ...................         2,283,391          1,260,805
   Property management .............................            86,269            131,709
   Interest ........................................         1,585,087          1,493,736
   General and administrative ......................         1,510,203          1,673,663
                                                          ------------       ------------
      Total costs and expenses .....................         8,008,952          8,140,081
                                                          ------------       ------------
Income from joint ventures .........................         3,125,472            420,203
                                                          ------------       ------------
Income (loss) before minority interest, income taxes
   and accrued distributions and amortization of
   costs on Convertible Trust Preferred Securities .         2,071,268           (728,930)

Minority interest (expense) benefit ................            (5,775)            45,470
                                                          ------------       ------------
Income (loss) before income taxes and accrued
   distributions and amortization of costs on
   Convertible Trust Preferred Securities ..........         2,065,493           (683,460)
Income tax expense (benefit) .......................           888,000            (27,000)
                                                          ------------       ------------
Income (loss) before accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities ............................         1,177,493           (656,460)
Accrued distributions and amortization of costs
   on Convertible Trust Preferred Securities,
   net of income tax benefit of $180,000 and
   $105,000 ........................................           344,954            419,954
                                                          ------------       ------------
Net income (loss) ..................................      $    832,539       $ (1,076,414)
                                                          ============       ============
Net income (loss) per common share, basic ..........      $       0.13       $      (0.17)
                                                          ============       ============
Net income (loss) per common share, diluted ........      $       0.13       $      (0.17)
                                                          ============       ============
Weighted average number of common shares
   outstanding, basic ..............................         6,452,092          6,409,248
                                                          ============       ============
Weighted average number of common shares
   outstanding, diluted ............................         6,452,691          6,409,248
                                                          ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                                -------------
                                                                           2003               2002
                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................      $    832,539       $ (1,076,414)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization .........................         2,292,720          1,270,134
         Amortization of deferred compensation .................            88,166            310,833
         Undistributed joint venture income ....................        (2,298,148)          (331,153)
         Undistributed minority interest (benefit) .............             5,775            (45,470)
         Shares issued for director compensation ...............            24,000             20,000
         Changes in assets and liabilities:
            Restricted cash and investments ....................            34,494         (1,720,345)
            Residential units available for sale ...............           891,142          1,433,486
            Prepaid and other assets ...........................           863,211          1,326,172
            Accrued expenses and other liabilities .............        (1,232,445)        (3,630,630)
                                                                      ------------       ------------
         Net cash provided by (used in) operating activities ...         1,501,454         (2,443,387)
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets ...........................            (3,984)           (80,394)
   Repayments of notes receivable ..............................           516,000          1,216,364
                                                                      ------------       ------------
         Net cash provided by investing activities .............           512,016          1,135,970
                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing from mortgage notes payable .......................        40,000,000                 --
   Deferred financing costs ....................................          (326,881)                --
   Repayment of mortgage notes payable .........................       (38,355,185)        (1,942,371)
   Interest funded by construction loan.........................                --            334,043
   Proceeds from option exercisess .............................                --             51,360
   Distributions to minority interest ..........................                --            (15,232)
                                                                      ------------       ------------
         Net cash provided by (used in) financing activities ...         1,317,934         (1,572,200)
                                                                      ------------       ------------
Net increase (decrease) in cash and cash equivalents ...........         3,331,404         (2,879,617)
Cash and cash equivalents, beginning of period .................        38,644,315         36,148,529
                                                                      ------------       ------------
Cash and cash equivalents, end of period .......................      $ 41,975,719       $ 33,268,912
                                                                      ============       ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest ....................      $  1,603,376       $  1,227,296
                                                                      ============       ============
   Cash paid during the period for income taxes, net of tax
     refunds ...................................................      $     19,823       $      5,270
                                                                      ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

      Other comprehensive income (loss); share of unrealized loss on interest rate protection contract purchased
         by joint venture investment, net of tax benefit .......      $    129,153       $   (41,837)
                                                                      ============       ============
      Net reclass of 28 Silver Mesa units from land, building
         and improvements and accumulated depreciation to
         residential units available for sale in 2002 ..........      $         --       $ 4,413,808
                                                                      ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Organization and Business

     Wellsford Real Properties, Inc. (and its subsidiaries, collectively the "Company"), was formed as a Maryland corporation on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). On May 30, 1997, the Trust merged (the "Merger") with Equity Residential Properties Trust ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the "Spin-off"). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement to a group of institutional investors at $20.60 per share, the Company's then book value per share.

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) Commercial Property Investments which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) Debt and Equity Investments-Wellsford Capital SBU; and (iii) Development and Land Investments-Wellsford Development SBU. See Note 3 for additional information regarding the Company's SBUs.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation and Financial Statement Presentation.
     ----------------------------------------------------------------

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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2003 and 2002 are not necessarily indicative of a full year results.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Summary of Significant Accounting Policies (continued)

     Estimates.
     ---------

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

     Reclassification.
     ----------------

     Amounts in certain accounts in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

     Recently Issued Pronouncements.
     ------------------------------

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the interim period beginning after June 15, 2003 for variable interest entities in which the Company holds such an interest before February 1, 2003. The Company is in the process of determining if any of its investments are variable interest entities, however the Company does not currently anticipate that the adoption of FIN 46 will result in a change in its accounting for such interests.

     In December 2002, SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," was issued as an amendment to SFAS No. 123. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has determined that the prospective method of transition will be used to account for stock-based compensation on a fair value basis in the future. This method would result in the Company applying the provision of SFAS No. 123 to all future grants and significant modifications to the terms of previously granted options by expensing the determined fair value of the options over the future vesting periods.

     SFAS No. 148 also requires companies to disclose the effect of expensing options on the statement of operations in interim periods as if the provisions of SFAS No. 123 were adopted in prior years. See Note 5.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

3.   Segment Information

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:

     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*        Consolidated
                                                 -----------     -----------     -----------        ------        ------------
                   March 31, 2003
              ----------------------
     Investment properties:
        Real estate held for investment,
           net ............................        $     --        $     --        $128,199        $     --         $128,199
        Real estate held for sale** .......              --           5,974              --              --            5,974
        Residential units available for
           sale ...........................              --              --          13,650              --           13,650
                                                   --------        --------        --------        --------         --------
     Real estate, net .....................              --           5,974         141,849              --          147,823
     Notes receivable .....................              --          28,096              --              --           28,096
     Investment in joint ventures .........          56,574          38,939              --              --           95,513
     Cash and cash equivalents ............              --           6,263             324          35,389           41,976
     Restricted cash and investments ......              --              --             566           8,943            9,509
     Prepaid and other assets .............              --           8,924           1,474             952           11,350
                                                   --------        --------        --------        --------         --------
     Total assets .........................        $ 56,574        $ 88,196        $144,213        $ 45,284         $334,267
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ...............        $     --        $     --        $113,878        $     --         $113,878
     Accrued expenses and other liabilities              --           4,075           2,393           7,836           14,304
     Convertible Trust Preferred Securities              --              --              --          25,000           25,000
     Minority interest ....................               6              --           3,438              --            3,444
     Equity ...............................          56,568          84,121          24,504          12,448          177,641
                                                   --------        --------        --------        --------         --------
     Total liabilities and shareholders'
        equity ............................        $ 56,574        $ 88,196        $144,213        $ 45,284         $334,267
                                                   ========        ========        ========        ========         ========

               Decemeber 31, 2002
            ------------------------
     Investment properties:
        Real  estate  held for  investment,        $     --        $     --        $129,300        $     --         $129,300
           net
        Real estate held for sale** .......              --           6,027              --              --            6,027
        Residential units available for
           sale ...........................              --              --          14,542              --           14,542
                                                   --------        --------        --------        --------         --------
     Real estate, net .....................              --           6,027         143,842              --          149,869
     Notes receivable .....................              --          28,612              --              --           28,612
     Investment in joint ventures .........          55,592          38,589              --              --           94,181
     Cash and cash equivalents ............              --           6,220             166          32,258           38,644
     Restricted cash and investments ......              --              --             610           8,934            9,544
     Prepaid and other assets .............              --           9,125           1,669           1,131           11,925
                                                   --------        --------        --------        --------         --------
     Total assets .........................        $ 55,592        $ 88,573        $146,287        $ 42,323         $332,775
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ...............        $     --        $     --        $112,233        $     --         $112,233
     Accrued expenses and other liabilities              --           3,602           2,637           9,298           15,537
     Convertible Trust Preferred Securities              --              --              --          25,000           25,000
     Minority interest ....................               6              --           3,432              --            3,438
     Equity ...............................          55,586          84,971          27,985           8,025          176,567
                                                   --------        --------        --------        --------         --------
     Total liabilities and shareholders'
        equity ............................        $ 55,592        $ 88,573        $146,287        $ 42,323         $332,775
                                                   ========        ========        ========        ========         ========

----------

* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
** Real estate held for sale (but classified as an operating property in the Debt and Equity Investments SBU as it is the Company's intent to sell these assets, but the Company can not demonstrate that such assets will be sold within one year), is net of an impairment reserve of $2,175 at March 31, 2003 and December 31, 2002, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*       Consolidated
                                                 -----------     -----------     -----------        ------       ------------
                For the Three Months
                Ended March 31, 2003
              ------------------------
     Rental revenue ........................        $    --         $   321        $ 3,914         $    --         $ 4,235
     Revenue from sales of residential
        units ..............................             --              --          1,196              --           1,196
     Interest revenue ......................             --             846             --             112             958
     Fee revenue ...........................             --             226             (6)            345             565
                                                    -------         -------        -------         -------         -------
     Total revenues ........................             --           1,393          5,104             457           6,954
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          1,055              --           1,055
     Operating expenses ....................             --             196          1,379              --           1,575
     Depreciation and amortization .........          1,095              59          1,111              18           2,283
     Interest ..............................             --              --          1,510              75           1,585
     General and administrative ............             --              10             --           1,500           1,510
                                                    -------         -------        -------         -------         -------
     Total costs and expenses ..............          1,095             265          5,055           1,593           8,008
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............          2,686             439             --              --           3,125
     Minority interest expense .............             --              --            (6)              --              (6)
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes and
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities .........        $ 1,591         $ 1,567        $    43         $(1,136)        $ 2,065
                                                    =======         =======        =======         =======         =======

                For the Three Months
                Ended March 31, 2002
              ------------------------
     Rental revenue ........................        $    --         $   309        $ 3,418         $    --         $ 3,727
     Revenue from sales of residential
        units ..............................             --              --          2,079              --           2,079
     Interest revenue ......................             --             918             --             150           1,068
     Fee revenue ...........................             --             130            (13)             --             117
                                                    -------         -------        -------         -------         -------
     Total revenues ........................             --           1,357          5,484             150           6,991
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          1,906              --           1,906
     Operating expenses ....................             --             221          1,583              --           1,804
     Depreciation and amortization .........            141              55          1,048              17           1,261
     Interest ..............................             --               7          1,457              30           1,494
     General and administrative ............             --              11             --           1,663           1,674
                                                    -------         -------        -------         -------         -------
     Total costs and expenses ..............            141             294          5,994           1,710           8,139
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............            242             178             --              --             420
     Minority interest benefit  ............             --              --             45              --              45
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes
        and accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities .........        $   101         $ 1,241        $  (465)        $(1,560)        $  (683)
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     Commercial Property Investments-Wellsford/Whitehall
     ---------------------------------------------------

     The Company's commercial property investments currently consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at March 31, 2003.

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $56,574,000 and $55,592,000 at March 31, 2003 and December 31, 2002, respectively. The following table details the changes in the Company's investment in Wellsford/Whitehall during the three months ended March 31, 2003:

          Investment balance at January 1, 2003 ..............  $ 55,592,000
            Contributions....................................             --
            Distributions....................................      (738,000)
            Share of:
               (Loss) from operations........................       (57,000)
               Gains from asset sales........................      2,743,000
               Accumulated other comprehensive income........        129,000
            Amortization.....................................     (1,095,000)
                                                                ------------
         Investment balance at March 31, 2003................   $ 56,574,000
                                                                ============

     Pursuant to an amended agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $345,000 related to asset sales during the three months ended March 31, 2003. No such fees were earned during the three months ended March 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

     Condensed Balance Sheet Data      March 31, 2003       December 31, 2002
     ----------------------------    ------------------     -----------------
     Real estate, net ...........      $ 352,584               $ 351,997
     Cash and cash equivalents ..         12,813                  16,169
     Assets held for sale .......         35,803                 164,696
     Other assets (A) ...........         30,397                  24,457
     Total assets ...............        431,597                 557,319
     Mortgages payable ..........         96,517                  96,826
     Credit facility ............        115,657                 132,349
     Liabilities attributable to
       properties held for
       sale .....................         26,865                 140,825
     Common equity ..............        185,755                 179,742
     Other comprehensive loss ...           (651)                 (1,297)


                                          For the Three Months Ended March 31,
                                          ------------------------------------
        Condensed Operating Data                  2003             2002
        ------------------------                  ----             ----

     Rental revenue (B) ..............         $ 10,953         $ 11,904
     Interest and other income (C) ...              150              188
                                               --------         --------
       Total revenues ................           11,103           12,092
                                               --------         --------
     Operating expenses ..............            5,096            4,910
     Depreciation and amortization ...            2,928            2,449
     Interest ........................            2,688            3,354
     General and administrative ......              792            1,366
                                              ---------         --------
       Total expenses ................           11,504           12,079
                                              ---------         --------
     (Loss) income before discontinued
       operations ....................             (401)              13
     Income from discontinued
       operations ....................              225              729
     Gain on sale of assets ..........            8,454               --
                                              ---------         --------
     Income ..........................        $   8,278         $    742
                                              =========         ========

----------

     (A) Includes the marked to market value of an interest rate protection contract of $2 and $13 at March 31, 2003 and December 31, 2002, respectively.
     (B) Includes income (including amounts in discontinued operations) of $68 and $136 from the straight-lining of tenant rents for the three months ended March 31, 2003 and 2002, respectively.
     (C) Includes lease cancellation income (including amounts in discontinued operations) of $87 and $300 for the three months ended March 31, 2003 and 2002, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     At March 31, 2003, Wellsford/Whitehall owned and operated 28 properties (including 19 office properties, five retail properties and four land parcels) aggregating approximately 2,892,000 square feet of improvements (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall completed the following sales during the three months ended March 31, 2003:

(amounts in thousands, except square feet and per share foot amounts)

   Month                                                                       Gross                    Sales Price
    of                                                                        Leasable                      Per
   Sale              Property                           Location            Square Feet  Sales Price    Square Foot  Gain (Loss)
   -----    ------------------------------     ---------------------------  -----------  -----------    -----------  -----------
  January   Decatur .......................     Decatur, GA                     10,000     $   2,370      $  234       $    10
  February  Portfolio sale (A):
              Mountain Heights Center #1 ..     Berkeley Hts, NJ              183,000
              Mountain Heights Center #2 ..     Berkeley Hts, NJ              123,000
              Greenbrook Corporate Center .     Fairfield, NJ                 201,000
              180/188 Mt. Airy Road .......     Basking Ridge, NJ             104,000
              One Mall North ..............     Columbia, MD                   97,000
              Gateway Tower ...............     Rockville, MD                 248,000
                                                                             --------
            Total portfolio sale ..........                                   956,000       136,835         143         8,321
  March     60 Turner Street ..............     Waltham, MA                    16,000         1,300          81           123
                                                                             --------     ---------                   -------
                                                                              982,000     $ 140,505         143       $ 8,454
                                                                             ========     =========                   =======

----------

     (A)  The portfolio sale of assets was to a single purchaser.


     Debt and Equity Investments-Wellsford Capital
     --------------------------------------------

     At March 31, 2003, the Company had the following investments: (i) direct debt investments of $28,096,000 which bore interest at a weighted average annual yield of approximately 11.75% for the three months ended March 31, 2003 and had an average remaining term to maturity of approximately 3.9 years; (ii) approximately $32,147,000 of equity investments in companies which were organized to invest in debt instruments, including $28,517,000 in Second Holding Company, L.L.C., a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,792,000 in Reis, Inc., a real estate information and database company ("Reis"). In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,974,000 totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at March 31, 2003.

     Second Holding

     The Company accounts for its investment in Second Holding on the equity method of accounting as its interests are represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company's investment was approximately $28,517,000 and $28,166,000 at March 31, 2003 and December 31, 2002, respectively and includes undistributed earnings of approximately $2,543,000 and $2,192,000 at March 31, 2003 and December 31, 2002, respectively. The Company's share of income from Second Holding was approximately $351,000 and $90,000 for the three months ended March 31, 2003 and 2002, respectively. The Company also earns management fees for its role in

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon the total assets of Second Holding, amounted to approximately $220,000 and $117,000 for the three months ended March 31, 2003 and 2002, respectively.

     The following table presents condensed balance sheets and operating data for Second Holding:

     (amounts in thousands)

     Condensed Balance Sheet Data      March 31, 2003       December 31, 2002
     ----------------------------    ------------------     -----------------
     Cash and cash equivalents.....     $   119,320            $    16,876
     Investments...................       1,790,532              1,785,758
     Other assets (A)..............          49,710                 37,462
     Total assets..................       1,959,562              1,840,096
     Medium-term notes (B).........       1,722,490              1,552,945
     Long-term debt (C)(D).........         118,594                169,988
     Total equity..................          56,402                 55,910



                                          For the Three Months Ended March 31,
                                          ------------------------------------
     Condensed Operating Data                    2003             2002
     ------------------------                    ----             ----
     Interest......................           $ 11,084          $ 8,426
                                              --------          -------
     Total revenue ................             11,084            8,426
                                              --------          -------
     Interest expense .............              8,803            7,316
     Fees and other ...............              1,197              831
                                              --------          -------
     Total expenses ...............             10,000            8,147
                                              --------          -------
     Net income attributable
        to members (D).............           $  1,084          $   279
                                              ========          =======

----------

     (A) Other assets includes an interest rate swap asset with a fair value of $20,722 and $22,638 at March 31, 2003 and December 31, 2002,
          respectively.

     (B) At March 31, 2003, the net reported amount of medium-term notes includes the face amount of such notes of $1,725,000, plus a fair value adjustment for swaps of $61, offset by unamortized discounts and debt issuance costs of $2,571. At December 31, 2002, the net reported amount of medium-term notes included the face amount of such notes of $1,555,000, plus a fair value adjustment for swaps of $513, offset by unamortized discounts and debt issuance costs of $2,568.

     (C) Long-term debt outstanding is a privately placed ten-year junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum with a face amount of $100,000 and $150,000 at March 31, 2003 and December 31, 2002, respectively. The effect of fair value adjustments for the long-term debt was $20,661 and $22,125 at March 31, 2003 and December 31, 2002, respectively, net of unamortized debt issuance costs.

     (D) The partner which was admitted in the latter part of 2000 (who is committed to provide an insurance policy, through one of its affiliates, for the payment of principal and interest through April 2010 for the junior subordinated bond-issue) is entitled to 35% of net income, as defined by the agreement, while other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     Development and Land Investments-Wellsford Development
     ------------------------------------------------------

     At March 31, 2003, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as a rental property. A 264 unit fourth phase is being converted into condominiums. The Company has sold 158 units as of March 31, 2003 and 40 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development or sale.

     Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001. The following table provides information regarding sales of Silver Mesa units:


                                         For the Three Months Ended
                                                 March 31,
                                         --------------------------         Project
                                             2003           2002             Totals
                                             ----           ----          ------------
     Number of units sold ...........              5              9                158
     Gross proceeds .................    $ 1,196,000    $ 2,079,000       $ 33,763,000
     Principal paydown on Silver Mesa
        Conversion Loan .............    $   990,000    $ 1,741,000       $ 28,672,000

     The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, future rental revenues and corresponding operating expenses will diminish.

                                         For the Three Months Ended
                                                 March 31,
                                         --------------------------
                                             2003           2002
                                             ----           ----

     Rental revenue..................    $ 274,000      $ 435,000
     Net operating income (A)........    $ 197,000      $ 258,000
----------

     (A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

     In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay maturing construction debt of approximately $37,107,000, with excess proceeds available for working capital purposes.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

4.   Shareholders' Equity

     The Company did not declare or distribute any dividends for the three months ended March 31, 2003 and 2002.

     The following table details the components of comprehensive income (loss):

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2003           2002
                                                         ----           ----

     Net income (loss)........................      $  832,539     $ (1,076,414)
     Share of unrealized income (loss) on
        interest rate protection contract
        purchased by joint venture investment,
        net of income tax benefit............          129,153          (41,837)
                                                    ----------     ------------
     Comprehensive income (loss).............       $  961,692     $ (1,118,251)
                                                    ==========     ============

5.   Share Option Plans

     Pursuant to the provisions of SFAS No. 148, as described in Note 2, the pro forma net income (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:

     (amounts in thousands, except per share amounts)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2003           2002
                                                         ----           ----

     Net income (loss) - as reported.........          $   833        $ (1,076)
     Expense.................................              (41)           (229)
                                                       -------        --------
     Net income (loss) - pro forma...........          $   792        $ (1,305)
                                                       =======        ========

     Net income (loss) per common share,
       basic and diluted:
         As reported.........................          $  0.13        $  (0.17)
                                                       =======        ========
         Pro forma...........................          $  0.12        $  (0.20)
                                                       =======        ========

6.   Income Taxes

     The income tax benefit for the three months ended March 31, 2002 resulted from expected refundable Federal income taxes arising from the loss for the period, offset by minimum state and local taxes based upon capital of the Company. The income tax expense for the three months ending March 31, 2003 resulted from state and local taxes based upon income, minimum state and local taxes based upon capital and a provision for Federal income taxes.

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

     The following table details the computation of earnings per share, basic and diluted:


                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                           2003            2002
                                                           ----            ----
     Numerator for net income (loss) per common
        share, basic and diluted ..................    $   832,539    $ (1,076,414)
                                                       ===========    ============
     Denominator:
        Denominator for net income (loss) per
           common share, basic--weighted average
           common shares ..........................      6,452,092       6,409,248
        Effect of dilutive securities:
             Employee stock options ...............            599              --
             Convertible Trust Preferred
               Securities .........................             --              --
                                                       -----------    ------------
        Denominator for net income (loss) per common
           share, diluted--weighted average
           common shares ..........................      6,452,691       6,409,248
                                                       ===========    ============
     Net income (loss) per common share, basic ....    $      0.13    $      (0.17)
                                                       ===========    ============
     Net income (loss) per common share, diluted ..    $      0.13    $      (0.17)
                                                       ===========    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

Business
--------

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) Commercial Property Investments which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall");
(ii) Debt and Equity Investments-Wellsford Capital SBU; and (iii) Development and Land Investments-Wellsford Development SBU.

Commercial Property Investments-Wellsford/Whitehall

The Company's commercial property investments currently consist solely of its interest in Wellsford/Whitehall, a joint venture among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at March 31, 2003.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $56,574,000 and $55,592,000 at March 31, 2003 and December 31, 2002, respectively. The Company's share of income from Wellsford/Whitehall was approximately $2,686,000 and $242,000 for the three months ended March 31, 2003 and 2002, respectively.

Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment hurdles being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $345,000 related to asset sales during the three months ended March 31, 2003. No such fees were earned during the three months ended March 31, 2002.

At March 31, 2003, Wellsford/Whitehall owned and operated 28 properties (including 19 office properties, five retail properties and four land parcels) aggregating approximately 2,892,000 square feet of improvements (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall completed the following asset sales during the three months ended March 31, 2003:

(amounts in thousands, except square feet and per share foot amounts)

   Month                                                                       Gross                    Sales Price
    of                                                                        Leasable                      Per
   Sale              Property                           Location            Square Feet  Sales Price    Square Foot  Gain (Loss)
   -----    ------------------------------     ---------------------------  -----------  -----------    -----------  -----------
  January   Decatur .......................     Decatur, GA                     10,000     $   2,370      $  234       $    10
  February  Portfolio sale (A):
              Mountain Heights Center #1 ..     Berkeley Hts, NJ              183,000
              Mountain Heights Center #2 ..     Berkeley Hts, NJ              123,000
              Greenbrook Corporate Center .     Fairfield, NJ                 201,000
              180/188 Mt. Airy Road .......     Basking Ridge, NJ             104,000
              One Mall North ..............     Columbia, MD                   97,000
              Gateway Tower ...............     Rockville, MD                 248,000
                                                                             --------
            Total portfolio sale ..........                                   956,000       136,835         143         8,321
  March     60 Turner Street ..............     Waltham, MA                    16,000         1,300          81           123
                                                                             --------     ---------                   -------
                                                                              982,000     $ 140,505         143       $ 8,454
                                                                             ========     =========                   =======

----------

     (A)  The portfolio sale of assets was to a single purchaser.


Debt and Equity Investments-Wellsford Capital

The Company, through the Debt and Equity Investments-Wellsford Capital SBU, makes debt investments directly, or through joint ventures, predominantly in real estate related senior, junior or otherwise subordinated debt instruments and also in investment grade rated commercial mortgage backed securities and other asset-backed securities. The debt investments may be unsecured or secured by liens on real estate, liens on equity interests in real estate, pools of mortgage loans, or various other assets including, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt, as well as interests in such assets or their economic benefits. Junior and subordinated loans and investments generally have the potential for high yields or returns more characteristic of equity ownership. They may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt and other debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing in the marketplace, while utilizing the expertise of both the Company and its joint venture partners to analyze the underlying assets and thereby effectively minimizing risk.

At March 31, 2003, the Company had the following investments: (i) direct debt investments of $28,096,000 which bore interest at a weighted average annual yield of approximately 11.75% during the three months ended March 31, 2003 and had an average remaining term to maturity of approximately 3.9 years; (ii) approximately $32,147,000 of equity investments in companies which were organized to invest in debt instruments, including $28,517,000 in Second Holding Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,792,000 invested in Reis, Inc., a real estate information and database company ("Reis"). In addition, the Company owned and operated two commercial properties with a net book value of approximately $5,974,000 totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania at March 31, 2003.

Development and Land Investments-Wellsford Development

The Company, through the Development and Land Investments-Wellsford Development SBU, engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities, it can achieve returns which are greater than returns that could be achieved by acquiring stabilized properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

At March 31, 2003, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as a rental property. A 264 unit fourth phase is being converted into condominiums. The Company has sold 158 units as of March 31, 2003 and 40 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development or sale.

Other Segment Information

The following table provides occupancy rates and gross leasable square footage/gross rentable units by SBU as of each specified date:


                            Commmercial Property                                            Development and
                               Investments (A)        Debt and Equity Investments (B)     Land Investments (C)
                               --------------        -------------------------------     --------------------
                                         Gross                           Gross                           Gross
                                       Leasable                        Leasable                        Rentable
                        Occupancy %   Square Feet       Occupancy %   Square Feet       Occupancy %      Units
                        -----------   -----------       -----------   -----------       -----------      -----
March 31, 2003 .......      73%        2,346,000           58%          175,000             93%          1,184
December 31, 2002 ....      76%        3,328,000           60%          175,000             95%          1,184
March 31, 2002 .......      75%        3,300,000           62%          175,000             76%          1,292
December 31, 2001 ....      69%        3,307,000           62%          175,000             77%            896

----------

(A) Occupancy % and Gross Leasable Square Feet exclude square feet for properties under renovation of 546,000 square feet at March 31, 2003 and December 31, 2002, 605,000 and 598,000 square feeet at March 31, 2002 and December 31, 2001, respectively.
(B) Occupancy rates for the remaining assets acquired from Value Property Trust ("VLP") held in this SBU.
(C) Increases in the physical occupancy rate were achieved, in part, by an increase in concessions during the period. As of March 31, 2003, the average concession was approximately three months of rent on a 12-month lease.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

Results of Operations
---------------------

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Rental revenue increased $508,000. This increase is primarily due to commenced operations at the Green River phase at Palomino Park effective January 1, 2002 and reflects revenues in the fiscal 2003 period in excess of the 2002 period ($490,000) and increased physical occupancy at the Blue Ridge and Red Canyon phases at Palomino Park in the Wellsford Development SBU ($167,000). Such increase was partially offset by reduced rental operations at the Silver Mesa phase at Palomino Park from unit sales and fewer units being rented in the 2003 period as compared to the 2002 period ($161,000).

Revenues from sales of residential units and the associated cost of sales from such units were $1,196,000 and $1,055,000, respectively, from five sales during the three months ended March 31, 2003 and were $2,079,000 and $1,906,000, respectively, from nine sales during the corresponding 2002 period. Although fewer units were sold in the current period, the average pre-tax income from these units were approximately $9,000 greater than in the corresponding 2002 period as a result of sales of larger units.

Interest revenue decreased $110,000. This decrease is due to reduced income earned on loans of $90,000 from lower average outstanding loan balances in the 2003 period as compared to the 2002 period, as well as reduced interest earned on cash of $20,000 from lower interest rates during the current period versus the comparable 2002 period.

Fee revenue increased $448,000. The Company's management fees for its role in the Second Holding investment increased $103,000 from increased assets under management in that venture, coupled with increased sales fees payable by Whitehall derived from Wellsford/Whitehall sales, which fees amounted to $345,000 during the three months ended March 31, 2003. There were no sale transactions in the corresponding 2002 period.

Property operating and maintenance expense decreased $199,000. This decrease is primarily the result of refunds for water charges by the municipality for Palomino Park coupled with the Company absorbing higher utility costs because of 29% average physical vacancy in the 2002 period compared to 6% in 2003 and payroll reductions from a smaller property operating staff, offset by increased tenant replacement costs.

The increase in real estate taxes of $14,000 is primarily attributable to increased assessments and rates in the 2003 period as compared to the 2002 period for all of the phases at Palomino Park and for the VLP real estate assets in the Wellsford Capital SBU ($26,000), offset by sales of Silver Mesa condominium units ($12,000).

Depreciation and amortization expense increased $1,023,000. This increase is primarily attributable to amortization of joint venture costs attributable to seven of the eight assets sold during the three months ended March 31, 2003 ($954,000) with no properties sold by Wellsford/Whitehall during the 2002 period, additional Green River depreciation as the final sections of this phase were completed during the 2002 period ($129,000) and fixed asset additions to the other Palomino Park phases and the VLP assets ($42,000), offset by a reduced depreciation basis from the transfer of 96 Silver Mesa units from operations to residential units available for sale during the year ended December 31, 2002 ($102,000).

Property management expenses decreased $45,000. Such decrease is due to the reduction in contractual management fees beginning October 1, 2002 from a 3% annual fee of gross receipts to a 2% annual fee for the Palomino Park operational phases ($26,000) and the assumption of certain asset management duties by the Company in April 2002 related to the VLP properties ($19,000).

Interest expense increased $91,000. This increase is primarily attributable to the Green River phase as the 2003 period includes interest at a higher fixed rate from February 2003 on permanent financing, whereas in the 2002 period, the variable interest rate and the average outstanding balance on the construction financing were both lower than the 2003 amounts ($136,000). These increases were partially offset by reduced interest expense from a lower outstanding balance and a reduced interest rate on the Silver Mesa Conversion Loan ($35,000).

General and administrative expenses decreased $164,000. This decrease is primarily reduced amortization of stock compensation as a result of stock fully vesting by December 31, 2002.

Income from joint ventures increased $2,705,000. An analysis of the increase follows:


                                              For The Three Months Ended March 31,
                                              ------------------------------------
                                                                             Increase
                                             2003              2002         (Decrease)
                                             ----              ----         ---------


    Wellsford/Whitehall:
       Operations (A)..................  $   (57,000)      $  242,000       $  (299,000)
       Gain on sale of assets (B)......    2,743,000               --         2,743,000
    Second Holding (C).................      351,000           90,000           261,000
    Clairborne Fordham Tower...........       88,000           88,000                --
                                         -----------       ----------       -----------
    Income (loss) from joint ventures..  $ 3,125,000       $  420,000       $ 2,705,000
                                         ===========       ==========       ===========

     ----------

     (A) The 2003 period was impacted by the sale of eight properties, lower occupancy and lower rental rates than the corresponding 2002 period.

     (B) Eight properties were sold during the 2003 period with no sales in the corresponding 2002 period.

     (C) The increase in earnings is a result of an increase in invested assets generating an increase in income for that venture.

Minority interest changed $51,000 from a benefit of $45,000 in the 2002 period to an expense of $6,000 in the 2003 period, primarily attributable to income in the Wellsford Development SBU in 2003 whereas this SBU had a loss in the comparable 2002 period.

Income taxes increased by $915,000 from a benefit of $27,000 in 2002, to an expense of $888,000 in 2003 primarily from the Company having a loss in the 2002 fiscal period compared to a profit in the corresponding period in 2003.

The increase in net income (loss) per share, basic and diluted of $0.30 per share is attributable to current period income of $833,000, whereas in the 2002 period, the Company reported a loss of $1,076,000.

Liquidity and Capital Resources
-------------------------------

The Company expects to meet its short-term liquidity requirements, such as operating expenses, generally through its available cash, sales of residential units in the Wellsford Development SBU and cash provided by operations.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, financing acquisitions and development, financing capital improvements and joint venture loan requirements through the use of available cash, receipt of payments related to notes receivable, sales of residential units in the Wellsford Development SBU (proceeds from such sales will increase from the current amount of approximately 10% of net sales proceeds to 100% when the Silver Mesa Conversion Loan, with a balance of $3,328,000 at March 31, 2003, is fully repaid), sales of the two remaining VLP assets in the Wellsford Capital SBU, refinancings and the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations and tenant improvements to its properties, repayments of debt maturities and operating expenses with available cash, operating cash flow from its properties, financing available under the Wellsford/Whitehall GECC Facility through June 30, 2003 (Wellsford/Whitehall is in the process of negotiating an extension to the period for the funding of capital additions for tenant improvements and leasing commissions), proceeds from any asset sales, refinancing of existing loans and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had completed funding their entire respective capital commitments. The additional financing/preferred equity commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. At March 31, 2003, Wellsford/Whitehall's cash and cash equivalents balance was approximately $12,800,000 and restricted cash available for certain capital improvements was approximately $13,800,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds, medium-term notes and commercial paper. Liquidity for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments, from amortization of investments and upon repayment of investments at maturity. Second Holding also has $375,000,000 available on its line of credit at March 31, 2003. The nature of Second Holding's business results in the entity being highly leveraged.

The Company's retained earnings included approximately $2,543,000 of undistributed earnings from Second Holding at March 31, 2003 as distributions are limited to 48.25% of earnings.

Other Items Impacting the Company's Liquidity and Resources

Second Holding Investments

The following table details the allocation of investments for Second Holding:


                                        March 31, 2003                     December 31, 2002
                                  ----------------------------       ----------------------------
                                    Amount           Percent            Amount          Percent
                                  -----------      -----------       -----------      -----------

Security for Investments (A)
----------------------------
Real Estate ................      $  580,146,000           32%       $  587,358,000          33%
Corporate debt .............         444,953,000           25%          462,041,000          26%
Consumer/trade receivables .         125,000,000            7%          125,000,000           7%
Bank deposits ..............         105,000,000            6%          105,000,000           6%
Sovereign debt .............         100,960,000            6%          100,960,000           6%
Aircraft loans and leases ..          95,000,000            5%           80,000,000           4%
Fuel/oil receivables .......          35,000,000            2%           35,000,000           2%
Other asset-backed
  securities ...............         304,473,000           17%          290,399,000          16%
                                  --------------   -----------       --------------   ----------
Total (B) ..................      $1,790,532,000          100%       $1,785,758,000         100%
                                  ==============   ===========       ==============   ==========
  Standard & Poor's
Ratings of Investments
-----------------------------
AAA ........................      $1,281,330,000           72%       $1,267,616,000          71%
AA+ ........................          25,253,000            1%           35,000,000           2%
AA .........................         237,304,000           13%          163,581,000           9%
AA- ........................         114,223,000            6%          164,223,000           9%
A+ .........................          24,922,000            1%           24,922,000           1%
A ..........................          80,500,000            5%           97,092,000           6%
A- .........................          27,000,000            2%           33,324,000           2%
                                  --------------   -----------       --------------   ----------
Total (B) ..................      $1,790,532,000          100%       $1,785,758,000         100%
                                  ==============   ===========       ==============   ==========

-----------------------------

(A) Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B) Investments are variable rate based at a weighted average annual interest rate of 2.05% and 2.21% at March 31, 2003 and December 31, 2002, respectively.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,841,084,000 and $1,722,933,000 at March 31, 2003 and December
31, 2002, respectively, including junior subordinated bonds due in April 2010 of

$100,000,000 and $150,000,000 at March 31, 2003 and December 31, 2002,
respectively. Second Holding debt had a weighted average annual interest rate of 1.49% and 1.69% at March 31, 2003 and December 31, 2002, respectively, after the effect of swaps on fixed rate debt to a floating rate. One of the partners of Second Holding has provided credit enhancement, through the issuance of an insurance policy by one of its affiliates, for the payment of principal and interest of the junior subordinated bonds through maturity in 2010. The parent company of this partner has announced that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, while it will continue to support its existing book of credit enhancement business. The Company does not believe that this decision will impact the business and operations of Second Holding.

Palomino Park

In January 2003, the Company's board of directors approved a plan for the Company to seek institutional investors to purchase an interest in the residential rental phases at Palomino Park. There can be no assurance that the Company will be able to find suitable investors or that such a transaction will be completed.

Silver Mesa Condominium Sales and Rental Operations

During the three months ended March 31, 2003, the Company sold five Silver Mesa units and received net proceeds of approximately $111,000 after the repayment of principal on the Silver Mesa Conversion Loan of approximately $990,000 and selling costs. Net proceeds received by the Company from the above sales are available for working capital purposes.

The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, future rental revenues and corresponding operating expenses will diminish.

                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                                 2003             2002
                                                 ----             ----

     Rental revenue..............             $ 274,000         $ 435,000
     Net operating income (A)....             $ 197,000         $ 258,000

     -----------

     (A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

Green River Mortgage

In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay maturing construction debt of approximately $37,107,000, with excess proceeds available for working capital purposes.

Restructuring Charge

The Company recorded a non-recurring charge of approximately $3,527,000 during the fourth quarter of 2001 related to the retirement of the Company's former President and Chief Executive Officer and other personnel changes. The Company made payments of approximately $2,767,000 during the year ended December 31, 2002, reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000 at December 31, 2002. The remaining balance of such obligations were paid by March 31, 2003. The Company utilized available cash for payments made in 2002 and 2003.

Cash Flows
----------

For the three months ended March 31, 2003

Cash flow provided by operating activities of $1,501,000 primarily consists of net income of $833,000 and (i) depreciation and amortization of $2,293,000, (ii) a decrease in the balance of residential units available for sale of $891,000,
(iii) a decrease in the balance of prepaid and other assets of $863,000, (iv) amortization of deferred compensation of $88,000, (v) a decrease in the balance of restricted cash and investments of $34,000, (vi) shares issued for director compensation of $24,000 and (vii) undistributed minority interest of $5,000, partially offset by (viii) undistributed joint venture income of $2,298,000 and
(ix) a decrease in the balance of accrued expenses and other liabilities of $1,232,000.

Cash flow provided by investing activities of $512,000 consists of repayments of notes receivable of $516,000, offset by additional investments in real estate assets of $4,000.

Cash flow provided by financing activities of $1,318,000 consists of borrowings from mortgage notes payable of $40,000,000, offset by principal payments of mortgage notes payable of $38,355,000 (including $37,111,000 for a maturing construction loan on the Green River property and $990,000 for the Silver Mesa Conversion Loan) and deferred financing costs of $327,000 on the new Green River loan.

For the three months ended March 31, 2002

Cash flow used in operating activities of $2,443,000 primarily consists of a net loss of $1,076,000 and (i) a decrease in accrued expenses and other liabilities of $3,631,000, (ii) an increase in restricted cash and investments of $1,720,000, (iii) undistributed joint venture income of $331,000 and (iv) undistributed minority interest benefit of $45,000, offset by (v) a net decrease in residential units available for sale of $1,433,000, (vi) a decrease in prepaid and other assets of $1,326,000, (vii) depreciation and amortization of $1,270,000, (viii) amortization of deferred compensation of $311,000 and (ix) shares issued for director compensation of $20,000.

Cash flow provided by investing activities of $1,136,000 consists of repayments of notes receivable of $1,216,000, offset by additional investments in real estate assets of $80,000.

Cash flow used in financing activities of $1,572,000 consists of principal payments of mortgage notes payable of $1,942,000 (including $1,741,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by interest funded by a construction loan of $334,000 and proceeds received upon the exercise of options of $51,000.

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses, including, but not limited to, energy, water and insurance; the availability of insurance coverages; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including, but not limited to the WTC Certificates, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties under contract; illiquidity of real estate investments; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

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


(amounts in thousands, except per share amounts)
                                                                        Effect of 1%
                                                     Balance at       Increase in Base
                                                      March 31,        Rate on Income
                                                        2003             (Expense)
                                                   --------------     ----------------
Consolidated assets and liabilities:
   Notes receivable:
      Fixed rate..............................     $     28,096       $           --
                                                   ============       --------------
   Mortgage notes payable:
      Variable rate...........................     $     16,008                 (160)
      Fixed rate..............................           97,870                   --
                                                   ------------       --------------
                                                   $    113,878                 (160)
                                                   ============       --------------
   Convertible Trust Preferred Securities:
      Fixed rate..............................     $     25,000                   --
                                                   ============       --------------

Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate........................     $    914,799                9,148
                                                   ============
      Debt:
         Variable rate........................     $    932,409               (9,324)
                                                   ============       --------------
      Net effect from Second Holding..........                                  (176)
                                                                      --------------

   Wellsford/Whitehall:
      Debt:
         Variable rate, with LIBOR cap (A)....     $     50,938                 (509)
         Fixed rate...........................           26,578                   --
                                                   ------------       --------------
                                                   $    77,516
                                                   ============
      Effect from Wellsford/Whitehall.........                                  (509)
                                                                      --------------

   Fordham Tower:
      Fixed rate..............................     $     3,400                    --
                                                   ============       --------------


Net decrease in annual income, before minority
   interest and income tax benefit............                                  (845)
Minority interest.............................                                    23
Income tax benefit............................                                   329
                                                                      --------------
Net decrease in annual net income.............                        $         (493)
                                                                      ==============
Per share, basic and diluted..................                        $        (0.08)
                                                                      ==============

-----------

     (A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in-effect 30-day LIBOR contract of 1.34% at March 31, 2003.

                                       26

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

Part II.  Other Information:
          -----------------

          Item 1:   Legal Proceedings.

                    The Company is not presently a defendant in any material litigation.

          Item 2:   Changes in Securities and Use of Proceeds.

                    None.

          Item 3:   Defaults upon Senior Securities.

                    None.

          Item 4:   Submission of Matters to a Vote of Security Holders.

                    None.

          Item 5:   Other Information.

                    None.

          Item 6:   Exhibits and Reports on Form 8-K.

          (a)  Exhibits filed with this Form 10-Q:

               99.1 Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               During the quarter ended March 31, 2003, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

            Date of Report
        (Date of Earliest Event)        Items Reported             Date Filed
        ------------------------        --------------             ----------

           March 24, 2003           The Company furnished        March 24, 2003
          (March 24, 2003)          under Item 9, a copy of
                                    the press release
                                    reporting results for the
                                    fourth quarter and year
                                    ended December 31, 2002.

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

Dated:   May 7, 2003

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

Date:  May 7, 2003

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

Date:  May 7, 2003

                          /s/ James J. Burns
                          -------------------
                          James J. Burns
                          Chief Financial Officer