Form 10-Q
period 2003-06-30
WELLSFORD REAL PROPERTIES INC
filed 2003-08-11
CIK 1038222

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

For the quarterly period ended                  June 30, 2003
                                ------------------------------------------------

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

                 Yes      X             No
                      -----------           -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes      X             No
                      -----------           -----------

The number of the registrant's shares of common stock outstanding was 6,455,074 as of August 6, 2003 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:
         ---------------------

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2003 (unaudited)
               and December 31, 2002.........................................3

           Consolidated Statements of Operations (unaudited) for the
               Six Months Ended June 30, 2003 and 2002.......................4

           Consolidated Statements of Cash Flows (unaudited) for the
               Six Months Ended June 30, 2003 and 2002.......................5

           Notes to Consolidated Financial Statements (unaudited)............6

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................18

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......29

  Item 4.  Controls and Procedures..........................................30

PART II. OTHER INFORMATION:
         -----------------

  Item 1.  Legal Proceedings................................................31

  Item 4.  Submission of Matters to a Vote of Security Holders..............31

  Item 6.  Exhibits and Reports on Form 8-K.................................31

  Signatures        ........................................................33

  Exhibits          ........................................................34

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30,           December 31,
                                                                          2003                 2002
                                                                          ----                 ----
                                                                      (unaudited)
ASSETS
Real estate assets, at cost:

   Land ........................................................      $  19,402,840       $  19,402,840
   Buildings and improvements ..................................        117,329,686         117,320,307
                                                                      -------------       -------------
                                                                        136,732,526         136,723,147
   Less:
      Accumulated depreciation .................................        (15,026,939)        (12,833,600)
                                                                      -------------       -------------
                                                                        121,705,587         123,889,547
   Residential units available for sale ........................         11,809,796          14,541,634
   Construction in progress ....................................          5,410,831           5,410,831
                                                                      -------------       -------------
                                                                        138,926,214         143,842,012
Notes receivable ...............................................         28,096,000          28,612,000
Assets held for sale ...........................................          6,277,699           6,255,666
Investment in joint ventures ...................................         94,408,974          94,180,991
                                                                      -------------       -------------
Total real estate and investments ..............................        267,708,887         272,890,669

Cash and cash equivalents ......................................         40,801,059          38,581,841
Restricted cash and investments ................................          9,412,800           9,543,934
Prepaid and other assets .......................................         11,075,783          11,758,599
                                                                      -------------       -------------
Total assets ...................................................      $ 328,998,529       $ 332,775,043
                                                                      =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ......................................      $ 110,203,140       $ 112,232,830
   Accrued expenses and other liabilities, including
     the liability for deferred compensation of
     $9,249,761 and $8,933,607 .................................         13,913,765          15,312,782
   Liabilities attributable to assets held for sale ............            171,370             224,007
                                                                      -------------       -------------
Total liabilities ..............................................        124,288,275         127,769,619
                                                                      -------------       -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely
   8.25% junior subordinated debentures of Wellsford Real
   Properties, Inc. ("Convertible Trust Preferred Securities")..         25,000,000          25,000,000

Minority interest ..............................................          3,396,778           3,438,127

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
     $.01 par value per share, 2,000,000 shares authorized,
     no shares issued and outstanding ..........................                 --                  --
   Common stock, 98,825,000 shares authorized, $.02 par
     value per share - 6,283,827 and 6,280,683 shares
     issued and outstanding ....................................            125,677             125,614
   Class A-1 common stock, 175,000 shares authorized,
     $.02 par value per share - 169,903 shares
     issued and outstanding ....................................              3,398               3,398
   Paid in capital in excess of par value ......................        162,724,435         162,751,498
   Retained earnings ...........................................         20,011,322          20,617,085
   Accumulated other comprehensive loss; share of unrealized
     loss on interest rate protection contract purchased by
     joint venture investment, net  of income tax benefit ......           (100,889)           (253,500)
   Deferred compensation .......................................           (126,333)           (277,664)
   Treasury stock, 306,843 and 311,624 shares ..................         (6,324,134)         (6,399,134)
                                                                      -------------       -------------
Total shareholders' equity .....................................        176,313,476         176,567,297
                                                                      -------------       -------------
Total liabilities and shareholders' equity .....................      $ 328,998,529       $ 332,775,043
                                                                      =============       =============


                 See notes to Consolidated Financial Statements

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             For the Three Months Ended                  For the Six Months Ended
                                                                       June 30,                                    June 30,
                                                             --------------------------                  ------------------------
                                                               2003               2002                     2003            2002
                                                               ----               ----                     ----            ----
REVENUES
   Rental revenue ..................................      $  3,592,216       $  3,664,692            $  7,506,325    $  7,082,808
   Revenue from sales of residential units .........         2,461,139          2,245,269               3,657,139       4,323,854
   Interest revenue ................................           941,107          1,042,645               1,899,150       2,110,812
   Fee revenue .....................................           313,172            145,029                 878,570         262,009
                                                          ------------       ------------            ------------    -------------
      Total revenues ...............................         7,307,634          7,097,635              13,941,184      13,779,483
                                                          ------------       ------------            ------------    -------------

COSTS AND EXPENSES
   Cost of sales of residential units ..............         2,125,977          2,033,158               3,180,731       3,938,718
   Property operating and maintenance ..............         1,311,937          1,165,445               2,282,987       2,321,035
   Real estate taxes ...............................           374,971            337,712                 705,966         661,156
   Depreciation and amortization ...................         1,208,605          1,250,434               3,434,821       2,458,311
   Property management .............................            73,364            112,769                 151,287         217,286
   Interest ........................................         1,668,659          1,455,074               3,253,746       2,948,810
   General and administrative ......................         1,414,875          1,658,177               2,925,078       3,331,840
                                                          ------------       ------------            ------------     ------------
      Total costs and expenses .....................         8,178,388          8,012,769              15,934,616      15,877,156
                                                          ------------       ------------            ------------     ------------
(Loss) income from joint ventures ..................          (790,177)           329,582               2,335,295         749,785
                                                          ------------       ------------            ------------     ------------
(Loss) income before minority interest, income taxes,
   accrued distributions and amortization of costs
   on Convertible Trust Preferred Securities and
   discontinued operations .........................        (1,660,931)          (585,552)                341,863      (1,347,888)

Minority interest benefit ..........................            47,124             25,977                  41,349          71,447
                                                          ------------       ------------            ------------     ------------
(Loss) income before income taxes, accrued
   distributions and amortization of costs on
   Convertible Trust Preferred Securities
   and discontinued operations .....................        (1,613,807)          (559,575)                383,212      (1,276,441)
Income tax (benefit) expense .......................          (676,000)            (4,000)                189,000         (38,000)
                                                          ------------       ------------             -----------      ------------
(Loss) income before accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities and discontinued
   operations .......................................         (937,807)          (555,575)                194,212      (1,238,441)
Accrued distributions and amortization of costs
   on Convertible Trust Preferred Securities,
   net of income tax benefit of $30,000, $105,000,
   $210,000 and $210,000, respectively ..............          494,953            419,953                 839,907         839,907
                                                          ------------       ------------             -----------      -----------
(Loss) from continuing operations ...................       (1,432,760)          (975,528)               (645,695)     (2,078,348)

(Loss) income from discontinued operations,
   net of income tax (benefit) expense of
   $(13,000), $20,000, $10,000 and $27,000,
   respectively ....................................            (5,542)            82,142                  39,932         108,548
                                                          ------------       ------------             -----------      -----------

Net (loss) .........................................      $ (1,438,302)      $   (893,386)            $  (605,763)     $(1,969,800)
                                                          ============       ============             ===========      ============
Per share amounts, basic and diluted:
  (Loss) from continuing operations ................      $      (0.22)      $      (0.15)            $     (0.10)     $     (0.32)
  (Loss) income from discontinued operations .......                --               0.01                    0.01             0.01
                                                          ------------       ------------             -----------      -----------
  Net (loss) .......................................      $      (0.22)      $      (0.14)            $     (0.09)     $     (0.31)
                                                          ============       ============             ===========      ============
Weighted average number of common shares
   outstanding, basic and diluted ..................         6,453,730          6,437,390               6,452,916        6,423,397
                                                          ============       ============             ===========      ============


                 See notes to Consolidated Financial Statements


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         For the Six Months Ended
                                                                                  June 30,
                                                                         ------------------------
                                                                           2003              2002
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations .............................      $   (645,695)      $ (2,078,348)
   Adjustments to reconcile (loss) from continuing operations to net cash provided by (used in) operating activities:
         Depreciation and amortization .........................         3,453,478          2,476,968
         Amortization of deferred compensation .................           151,331            621,666
         Undistributed joint venture income ....................        (1,247,946)          (570,407)
         Undistributed minority interest benefit ...............           (41,349)           (71,447)
         Shares issued for director compensation ...............            48,000             44,000
         Changes in assets and liabilities:
            Restricted cash and investments ....................           131,134         (1,756,463)
            Residential units available for sale ...............         2,731,838          3,099,325
            Prepaid and other assets ...........................           922,132          1,424,938
            Accrued expenses and other liabilities .............        (1,399,017)        (3,633,686)
                                                                      ------------       ------------
         Net cash provided by (used in) operating activities ...         4,103,906           (443,454)
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets ...........................           (9,379)           (204,288)
   Investments in joint ventures and other entities:
         Capital contributions .................................                --           (209,800)
  Repayments of notes receivable ..............................           516,000           6,172,727
                                                                      ------------       ------------
         Net cash provided by investing activities .............          506,621           5,758,639
                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing from mortgage notes payable .......................        40,000,000                 --
   Deferred financing costs ....................................          (326,881)                --
   Repayment of mortgage notes payable .........................       (42,029,690)        (4,019,067)
   Interest funded by construction loan.........................                --            431,120
   Proceeds from option exercises ..............................                --            676,446
   Distributions to minority interest ..........................                --            (15,232)
                                                                      ------------       ------------
         Net cash (used in) financing activities ...............        (2,356,571)        (2,926,733)
                                                                      ------------       ------------

Net cash provided by continuing operations .....................         2,253,956          2,388,452
Net cash (used in) provided by discontinued operations .........           (34,738)            81,606
                                                                      ------------       ------------
Net increase in cash and cash equivalents ......................         2,219,218          2,470,058

Cash and cash equivalents, beginning of period .................        38,581,841         36,092,309
                                                                      ------------       ------------
Cash and cash equivalents, end of period .......................      $ 40,801,059       $ 38,562,367
                                                                      ============       ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest ....................      $  3,266,993       $  2,645,385
                                                                      ============       ============
   Cash paid during the period for income taxes, net of tax
     refunds ...................................................      $     34,412       $   (120,278)
                                                                      ============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

      Release of shares held in deferred compensation plan .....      $     75,000       $    50,000
                                                                      ============       ===========

      Other comprehensive income (loss); share of unrealized loss on interest rate protection contract purchased
         by joint venture investment, net of tax benefit .......      $    152,611       $  (121,614)
                                                                      ============       ============
      Net reclass of 28 Silver Mesa units from land, building
         and improvements and accumulated depreciation to
         residential units available for sale in 2002 ..........      $         --       $ 4,413,808
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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 are not necessarily indicative of a full year results.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Summary of Significant Accounting Policies (continued)

     ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS. The Company has reclassified two properties in the Wellsford Capital SBU as a discontinued operation at June 30, 2003. Accordingly, the Company reclassified the December 31, 2002 balance sheet and prior period presentation of its statements of operations and cash flows in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." One of the properties was sold on July 2, 2003, and the Company expects that it will be able to sell the other property within the next twelve months. Additionally, the Company determined that the remaining impairment reserve of $2,175,000 is adequate.

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

     RECLASSIFICATION. Amounts in certain accounts in the Consolidated Balance Sheets, Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and certain tables in the footnote disclosures have been reclassified to conform to the current period presentation.

     RECENTLY ISSUED PRONOUCEMENTS. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the interim period beginning after June 15, 2003 for variable interest entities in which the Company holds such an interest before February 1, 2003. The Company is in the process of determining if any of its investments are variable interest entities, however the Company does not currently anticipate that the adoption of FIN 46 will result in a change in its accounting for such interests.

     In December 2002, SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" was issued as an amendment to SFAS No. 123. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has determined that the prospective method of transition will be used to account for stock-based compensation on a fair value basis in the future. This method would result in the Company applying the provision of SFAS No. 123 to all future grants and significant modifications to the terms of previously granted options by expensing the determined fair value of the options over the future vesting periods. SFAS No. 148 also requires companies to disclose the effect of expensing options on the statement of operations in interim periods as if the provisions of SFAS No. 123 were adopted in prior years. See Note 5.

     In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. SFAS No. 150 defines the appropriate balance sheet classification of instruments with both debt and equity components and the appropriate expense classification for any dividend, interest or fair value adjustments. The Company has determined that the Convertible Trust Preferred Securities will be included as a liability and distributions payable will be included as a component of interest expense upon adoption of the pronouncement. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Company does not believe that the reclassification will impact its only existing debt covenant compliance ratio.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

3.   Segment Information

     The Company's operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:


     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*        Consolidated
                                                 -----------     -----------     -----------        ------        ------------
                   June 30, 2003
              ----------------------
     Investment properties:
        Real estate held for investment,
           net .............................       $     --        $     --        $127,116        $     --         $127,116
        Residential units available for
           sale ............................             --              --          11,810              --           11,810
                                                   --------        --------        --------        --------         --------
     Real estate, net ......................             --              --         138,926              --          138,926
     Notes receivable ......................             --          28,096              --              --           28,096
     Assets held for sale**.................             --           6,278              --              --            6,278
     Investment in joint ventures ..........         55,274          39,135              --              --           94,409
     Cash and cash equivalents .............             --           6,731             573          33,497           40,801
     Restricted cash and investments .......             --              --             163           9,250            9,413
     Prepaid and other assets ..............             --           8,791           1,398             887           11,076
                                                   --------        --------        --------        --------         --------
     Total assets ..........................       $ 55,274        $ 89,031        $141,060        $ 43,634         $328,999
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ................       $     --        $     --        $110,203        $     --         $110,203
     Accrued expenses and other liabilities.             --           3,331           2,286           8,297           13,914
     Liabilities attributable to assets held
        for sale**..........................             --             171              --              --              171
     Convertible Trust Preferred Securities.             --              --              --          25,000           25,000
     Minority interest .....................              6              --           3,391              --            3,397
     Equity ................................         55,268          85,529          25,180          10,337          176,314
                                                   --------        --------        --------        --------         --------
     Total liabilities and shareholders'
        equity .............................       $ 55,274        $ 89,031        $141,060        $ 43,634         $328,999
                                                   ========        ========        ========        ========         ========

               December 31, 2002
            ------------------------
     Investment properties:
        Real estate held for investment,
           net..............................       $     --        $     --        $129,300        $     --         $129,300
        Residential units available for
           sale ............................             --              --          14,542              --           14,542
                                                   --------        --------        --------        --------         --------
     Real estate, net ......................             --              --         143,842              --          143,842
     Notes receivable ......................             --          28,612              --              --           28,612
     Assets held for sale**.................             --           6,256              --              --            6,256
     Investment in joint ventures ..........         55,592          38,589              --              --           94,181
     Cash and cash equivalents .............             --           6,158             166          32,258           38,582
     Restricted cash and investments .......             --              --             610           8,934            9,544
     Prepaid and other assets ..............             --           8,958           1,669           1,131           11,758
                                                   --------        --------        --------        --------         --------
     Total assets ..........................       $ 55,592        $ 88,573        $146,287        $ 42,323         $332,775
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ................       $     --        $     --        $112,233        $     --         $112,233
     Accrued expenses and other liabilities.             --           3,378           2,637           9,298           15,313
     Liabilities attributable to assets held
        for sale**..........................             --             224              --              --              224
     Convertible Trust Preferred Securities.             --              --              --          25,000           25,000
     Minority interest .....................              6              --           3,432              --            3,438
     Equity ................................         55,586          84,971          27,985           8,025          176,567
                                                   --------        --------        --------        --------         --------
     Total liabilities and shareholders'
        equity .............................       $ 55,592        $ 88,573        $146,287        $ 42,323         $332,775
                                                   ========        ========        ========        ========         ========


----------

* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
** Represents real estate held for sale in the Debt and Equity Investments SBU and the asset balance is net of an impairment reserve of $2,175 at June 30, 2003 and December 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*       Consolidated
                                                 -----------     -----------     -----------        ------       ------------
                For the Three Months
                Ended June 30, 2003
              ------------------------
     Rental revenue ........................        $    --         $    --        $ 3,592         $    --         $ 3,592
     Revenue from sales of residential
        units ..............................             --              --          2,461              --           2,461
     Interest revenue ......................             --             826             --             116             942
     Fee revenue ...........................             --             233             (4)             84             313
                                                    -------         -------        -------         -------         -------
        Total revenues ........................          --           1,059          6,049             200           7,308
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          2,126              --           2,126
     Operating expenses ....................             --              --          1,760              --           1,760
     Depreciation and amortization .........             76               2          1,112              19           1,209
     Interest ..............................             --              --          1,575              94           1,669
     General and administrative ............             --               6             --           1,409           1,415
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........             76               8          6,573           1,522           8,179
                                                    -------         -------        -------         -------         -------
     (Loss) income from joint ventures .....         (1,247)            457             --              --            (790)
     Minority interest benefit .............             --              --             47              --              47
                                                    -------         -------        -------         -------         -------
     (Loss) income before income taxes,
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $(1,323)        $ 1,508        $  (477)        $(1,322)        $(1,614)
                                                    =======         =======        =======         =======         =======
     Loss from discontinued operations
        before taxes ......................         $    --         $   (19)       $    --         $    --         $   (19)
                                                    =======         =======        =======         =======         =======

                For the Three Months
                Ended June 30, 2002
              ------------------------
     Rental revenue ........................        $    --         $    --        $ 3,665         $    --         $ 3,665
     Revenue from sales of residential
        units ..............................             --              --          2,245              --           2,245
     Interest revenue ......................             --             888             --             155           1,043
     Fee revenue ...........................             --             152            (14)              7             145
                                                    -------         -------        -------         -------         -------
        Total revenues .....................             --           1,040          5,896             162           7,098
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          2,033              --           2,033
     Operating expenses ....................             --              --          1,615              --           1,615
     Depreciation and amortization .........            110               4          1,120              19           1,253
     Interest ..............................             --              --          1,420              35           1,455
     General and administrative ............             --               8             --           1,650           1,658
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........            110              12          6,188           1,704           8,014
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............            119             211             --              --             330
     Minority interest benefit  ............             --              --             26              --              26
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes,
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $     9         $ 1,239        $  (266)        $(1,542)        $  (560)
                                                    =======         =======        =======         =======         =======
     Income from discontinued operations
        before taxes ......................         $    --         $   102        $    --         $    --         $   102
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*       Consolidated
                                                 -----------     -----------     -----------        ------       ------------
                For the Six Months
                Ended June 30, 2003
              ------------------------
     Rental revenue ........................        $    --         $    --        $ 7,506         $    --         $ 7,506
     Revenue from sales of residential
        units ..............................             --              --          3,657              --           3,657
     Interest revenue ......................             --           1,672             --             227           1,899
     Fee revenue ...........................             --             459            (10)            430             879
                                                    -------         -------        -------         -------         -------
     Total revenues ........................             --           2,131         11,153             657          13,941
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          3,181              --           3,181
     Operating expenses ....................             --              --          3,140              --           3,140
     Depreciation and amortization .........          1,171               3          2,223              37           3,434
     Interest ..............................             --              --          3,086             168           3,254
     General and administrative ............             --              17             --           2,908           2,925
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........          1,171              20         11,630           3,113          15,934
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............          1,438             897             --              --           2,335
     Minority interest expense .............             --              --             41              --              41
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes,
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $   267         $ 3,008        $  (436)        $(2,456)        $   383
                                                    =======         =======        =======         =======         =======
     Income from discontinued operations
        before taxes .......................        $    --         $    50        $    --         $    --         $    50
                                                    =======         =======        =======         =======         =======

                For the Six Months
                Ended June 30, 2002
              ------------------------
     Rental revenue ........................        $    --         $    --        $ 7,083         $    --         $ 7,083
     Revenue from sales of residential
        units ..............................             --              --          4,324              --           4,324
     Interest revenue ......................             --           1,806             --             305           2,111
     Fee revenue ...........................             --             282            (27)              7             262
                                                    -------         -------        -------         -------         -------
        Total revenues .....................             --           2,088         11,380             312          13,780
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          3,939              --           3,939
     Operating expenses ....................             --              --          3,199              --           3,199
     Depreciation and amortization .........            251               3          2,168              36           2,458
     Interest ..............................             --               7          2,877              65           2,949
     General and administrative ............             --              19             --           3,313           3,332
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........            251              29         12,183           3,414          15,877
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............            361             389             --              --             750
     Minority interest benefit  ............             --              --             71              --              71
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $   110         $ 2,448        $  (732)        $(3,102)        $(1,276)
                                                    =======         =======        =======         =======         =======
    Income from discontinued operations
        before taxes .......................        $    --         $   136        $    --         $    --         $   136
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     Commercial Property Investments-Wellsford/Whitehall
     ---------------------------------------------------

     The Company's commercial property investments currently consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at June 30, 2003.

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $55,274,000 and $55,592,000 at June 30, 2003 and December 31, 2002, respectively. The following table details the changes in the Company's investment in Wellsford/Whitehall during the six months ended June 30, 2003:

          Investment balance at January 1, 2003 ..............  $ 55,592,000
            Contributions....................................             --
            Distributions....................................       (738,000)
            Share of:
               (Loss) from continuing operations.............       (476,000)
               Net gain from asset sales.....................      2,913,000
               (Loss) from discontinued operations*..........       (999,000)
               Accumulated other comprehensive income........        153,000
            Amortization.....................................     (1,171,000)
                                                                ------------
         Investment balance at June 30, 2003.................   $ 55,274,000
                                                                ============

         -------------------------

         *After loan prepayment costs and write-off of deferred debt costs upon sales of assets.

     Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment thresholds being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $84,000 and $430,000 related to asset sales during the three and six months ended June 30, 2003, respectively. The Company earned fees of approximately $7,000 related to one asset sale during the three and six months ended June 30, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

     Condensed Balance Sheet Data      June 30, 2003       December 31, 2002
     ----------------------------    ------------------     -----------------
     Real estate, net ...........      $ 354,569               $ 351,997
     Cash and cash equivalents ..         28,679                  16,169
     Assets held for sale .......             --                 164,696
     Other assets  ..............          7,437                  24,457
     Total assets ...............        390,685                 557,319
     Mortgages payable ..........         96,215                  96,826
     Credit facility ............        106,978                 132,349
     Liabilities attributable to
       properties held for
       sale .....................             --                 140,825
     Common equity ..............        181,890                 179,742
     Other comprehensive loss ...           (516)                 (1,297)


                                          For the Three Months Ended June 30,         For the Six Months Ended June 30,
                                          -----------------------------------         ---------------------------------
        Condensed Operating Data                  2003             2002*                    2003             2002*
        ------------------------                  ----             ----                     ----             ----

     Rental revenue (A) ..............         $ 10,512         $ 11,872                 $  21,465        $  23,776
     Interest and other income (B) ...              119              157                       268              344
                                               --------         --------                 ---------        ---------
       Total revenues ................           10,631           12,029                    21,733           24,120
                                               --------         --------                 ---------        ---------
     Operating expenses ..............            4,711            4,146                     9,806            9,055
     Depreciation and amortization ...            2,892            2,758                     5,821            5,207
     Interest ........................            2,842            3,237                     5,773            6,471
     General and administrative ......              999            1,171                     1,791            2,538
                                              ---------         --------                 ---------        ---------
       Total expenses ................           11,444           11,312                    23,191           23,271
                                              ---------         --------                 ---------        ---------
     (Loss) income from continuing
       operations ....................             (813)             717                    (1,458)             849
     (Loss) income from discontinued
       operations ....................             (549)            (108)                      (81)             502
     Net gain (loss) from asset
       sales .........................           (2,169)            (259)                    8,939             (259)
     Write-off of deferred debt costs
       and prepayment penalties from
       debt pay-offs upon sales of
       assets ........................             (317)              --                    (2,987)              --
                                              ---------         --------                  --------        ---------
     Net (loss) income ...............        $  (3,848)        $    350                  $  4,413        $   1,092
                                              =========         ========                  ========        =========

----------

     *Asset sold in 2002 not treated as a discontinued operation.
     (A) Includes income (including amounts in discontinued operations) of $33 and $500 from the straight-lining of tenant rents for the three months ended June 30, 2003 and 2002, respectively and $101 and $636 for the six months ended June 30, 2003 and 2002, respectively.
     (B) Includes lease cancellation income (including amounts in discontinued operations) of $21 for the three months ended June 30, 2002, and $87 and $321 for the six months ended June 30, 2003 and 2002, respectively. No lease cancellation income was recorded for the three months ended June 30, 2003.


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     At June 30, 2003, Wellsford/Whitehall owns and operates 25 properties (including 17 office properties, five retail properties and three land parcels) aggregating approximately 2,752,000 square feet of improvements (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall completed the following asset sales during the six months ended June 30, 2003:

(amounts in thousands, except square feet and per share foot amounts)

   Month                                                                       Gross                    Sales Price
    of                                                                        Leasable                      Per
   Sale              Property                           Location            Square Feet  Sales Price    Square Foot  Gain (Loss)
   -----    ------------------------------     ---------------------------  -----------  -----------    -----------  -----------
  January   Decatur .......................     Decatur, GA                    10,000     $   2,370      $  234       $    10
                                                                             --------     ---------                   --------
  February  Portfolio sale (A):
              Mountain Heights Center #1 ..     Berkeley Hts, NJ              183,000
              Mountain Heights Center #2 ..     Berkeley Hts, NJ              123,000
              Greenbrook Corporate Center .     Fairfield, NJ                 201,000
              180/188 Mt. Airy Road .......     Basking Ridge, NJ             104,000
              One Mall North ..............     Columbia, MD                   97,000
              Gateway Tower ...............     Rockville, MD                 248,000
                                                                             --------
            Total portfolio sale ..........                                   956,000       136,835         143        11,081
                                                                             --------      --------                   -------
  March     60 Turner Street ..............     Waltham, MA                    16,000         1,300          81            56
                                                                             --------      --------                   -------
  May       79 Milk Street (B).............     Boston, MA                     65,000
            24 Federal Street (B)..........     Boston, MA                     75,000
                                                                             --------
                                                                              140,000        33,000         236        (1,339)
                                                                             --------      --------                   --------
  June      Greenbrook land................     Fairfield, NJ                      --           785          --          (869)
                                                                             --------      --------                   --------
                                                                            1,122,000      $174,290                   $ 8,939
                                                                             ========     =========                   ========

----------

     (A)  The portfolio sale of assets was to a single purchaser.
     (B) Sale to a single purchaser. In addition to the indicated loss, Wellsford/Whitehall recorded an impairment provision of $1,273 in the fourth quarter of fiscal 2002 with respect to these amounts.


     Debt and Equity Investments-Wellsford Capital
     ---------------------------------------------

     At June 30, 2003, the Company had the following investments: (i) direct debt investments of $28,096,000 which bore interest at a weighted average annual yield of approximately 11.75% as of June 30, 2003 and had an average remaining term to maturity of 3.7 years, including a $25,000,000 loan with an annual interest rate of 12.00% which matures in May 2007; (ii) approximately $32,344,000 of equity investments in companies which were organized to invest in debt instruments, including $28,714,000 in Second Holding Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company ("Reis"). In addition, the Company owned and operated two commercial properties with a net book value of approximately $6,026,000 totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania, both of which are held for sale at June 30, 2003 and are reflected in discontinued operations in the accompanying financial statements. The New Hampshire property was sold on July 2, 2003.

     Second Holding

     The Company accounts for its investment in Second Holding on the equity method of accounting as its interests are represented by two of eight board seats with one-quarter of the vote on any major business

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     decisions. The Company's investment was approximately $28,714,000 and $28,166,000 at June 30, 2003 and December 31, 2002, respectively and includes undistributed earnings of approximately $2,741,000 and $2,192,000 at June 30, 2003 and December 31, 2002, respectively. The Company's share of income from Second Holding was approximately $368,000 and $121,000 for the three months ended June 30, 2003 and 2002, respectively and $719,000 and $211,000 for the six months ended June 30, 2003 and 2002, respectively. The Company also earns management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon the total assets of Second Holding, amounted to approximately $229,000 and $138,000 for the three months ended June 30, 2003 and 2002, respectively and $449,000 and $255,000 for the six months ended June 30, 2003 and 2002, respectively.

     The following table presents condensed balance sheets and operating data for Second Holding:

     (amounts in thousands)

     Condensed Balance Sheet Data      June 30, 2003        December 31, 2002
     ----------------------------    ------------------     -----------------
     Cash and cash equivalents.....     $   107,482            $    16,876
     Investments...................       1,816,743              1,785,758
     Other assets (A)..............          82,775                 37,462
     Total assets..................       2,007,000              1,840,096
     Medium-term notes (B).........       1,822,561              1,552,945
     Long-term debt (C)(D).........         121,107                169,988
     Total equity..................          56,808                 55,910


                                          For the Three Months Ended June 30,          For the Six Months Ended June 30,
                                          ----------------------------------           ---------------------------------
     Condensed Operating Data                    2003             2002                     2003                2002
     ------------------------                    ----             ----                     ----                ----
     Interest......................           $ 10,624          $ 9,696                  $  21,708           $  18,122
                                              --------          -------                  ---------           ---------
     Total revenue ................             10,624            9,696                     21,708              18,122
                                              --------          -------                  ---------           ---------
     Interest expense .............              8,277            8,370                     17,080              15,686
     Fees and other ...............              1,214              902                      2,411               1,733
                                              --------          -------                  ---------           ---------
     Total expenses ...............              9,491            9,272                     19,491              17,419
                                              --------          -------                  ---------           ---------
     Net income attributable
        to members (D).............           $  1,133          $   424                  $   2,217           $     703
                                              ========          =======                  =========           =========

----------

     (A) Other assets include an interest rate swap asset with a fair value of $23,104 and $22,638 at June 30, 2003 and December 31, 2002,
          respectively.
     (B) At June 30, 2003, the net reported amount of medium-term notes includes the face amount of such notes of $1,825,000, less a fair value adjustment for swaps of $25, offset by unamortized discounts and debt issuance costs of $2,414. At December 31, 2002, the net reported amount of medium-term notes included the face amount of such notes of $1,555,000, plus a fair value adjustment for swaps of $513, offset by unamortized discounts and debt issuance costs of $2,568.
     (C) Long-term debt outstanding is a privately placed ten-year junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum with a face amount of $100,000 and $150,000 at June 30, 2003 and December 31, 2002, respectively. The effect of fair value adjustments for the long-term debt was $23,079 and $22,125 at June 30, 2003 and December 31, 2002, respectively, net of unamortized debt issuance costs.
     (D) The partner which was admitted in the latter part of 2000 (who is committed through April 2010 to provide an insurance policy, through one of its affiliates, for the payment of principal and interest for the junior subordinated bond-issue of $100,000) is entitled to 35% of net income, as defined by the operating agreement, while other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%, however, the Company's share of losses is approximately 51.1% of the total loss as this other partner does not participate in any losses of the venture.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     Value Property Trust ("VLP")

     On July 2, 2003, the Company sold the Salem, New Hampshire property, one of the two remaining real estate assets from the Company's 1998 merger with VLP. The net sales price for this asset was approximately $4,100,000 and the Company anticipates that no gain or loss will be recorded from this transaction in the third quarter of 2003. The remaining impairment reserve balance of approximately $2,175,000 is available for the Philadelphia, Pennsylvania asset.

     Development and Land Investments--Wellsford Development
     -------------------------------------------------------

     At June 30, 2003, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as a rental property. A 264 unit fourth phase is being converted into condominiums. The Company sold 169 units as of June 30, 2003 and 40 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development or sale.

     Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001. The following table provides information regarding sales of Silver Mesa units:


                                         For the Three Months Ended         For the Six Months Ended
                                                 June 30,                             June 30,
                                         --------------------------         ------------------------             Project
                                             2003           2002               2003           2002                Totals
                                             ----           ----               ----           ----                -------
     Number of units sold ...........             11             11                 16               20                  169
     Gross proceeds .................    $ 2,461,000    $ 2,245,000        $ 3,657,000     $  4,324,000         $ 36,224,000
     Principal paydown on Silver Mesa
        Conversion Loan*.............    $ 3,327,000    $ 1,872,000        $ 4,318,000     $  3,613,000         $ 32,000,000

----------

* The Company prepaid the remaining principal balance during May 2003 with proceeds from Silver Mesa unit sales and available cash.


     The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, future rental revenues and corresponding operating expenses will diminish.


                                         For the Three Months Ended         For the Six Months Ended
                                                 June 30,                             June 30,
                                         --------------------------         ------------------------
                                             2003           2002               2003           2002
                                             ----           ----               ----           ----
     Rental revenue..................    $198,000       $ 359,000            $ 472,000       $ 794,000
     Net operating income (A)........    $116,000       $ 208,000            $ 313,000       $ 466,000

----------

(A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay maturing construction debt of approximately $37,111,000, with excess proceeds available for working capital purposes.

4.   Shareholders' Equity

     The Company did not declare or distribute any dividends for the three or six months ended June 30, 2003 and 2002, respectively.

     The following table details the components of comprehensive (loss):


                                                      For the Three Months Ended         For the Six Months Ended
                                                              June 30,                             June 30,
                                                      --------------------------         ------------------------
                                                      2003               2002            2003              2002
                                                      ----               ----            ----              ----

     Net (loss) .............................      $ (1,438,302)  $   (893,386)      $  (605,763)      $  (1,969,800)
     Share of unrealized income (loss) on
        interest rate protection contract
        purchased by joint venture investment,
        net of income tax benefit............             23,458        (79,777)          152,611            (121,614)
                                                    ------------   ------------       -----------       --------------
     Comprehensive (loss) ...................       $ (1,414,844)  $   (973,163)      $  (453,152)      $  (2,091,414)
                                                    ============   ============       ===========       ==============


5.   Share Option Plans

     Pursuant to the provisions of SFAS No. 148, as described in Note 2, the pro forma net income (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:


     (amounts in thousands, except per share amounts)

                                                      For the Three Months Ended         For the Six Months Ended
                                                              June 30,                             June 30,
                                                      --------------------------         ------------------------
                                                      2003               2002            2003              2002
                                                      ----               ----            ----              ----

     Net (loss) - as reported................       $   (1,438)       $   (893)     $    (606)        $  (1,970)
     Expense.................................               41             196             82               425
                                                       -------        --------      ---------         ----------
     Net (loss) - pro forma..................       $   (1,479)       $ (1,089)     $    (688)        $  (2,395)
                                                       =======        ========      ==========        ==========

     Net income (loss) per common share,
       basic and diluted:
         As reported.........................       $    (0.22)       $  (0.14)     $    (0.09)       $   (0.31)
                                                       ========       ========      ===========       ==========
         Pro forma...........................       $    (0.23)       $  (0.17)          (0.11)       $   (0.37)
                                                       ========       ========      ===========       ==========

6.   Income Taxes

     The income tax benefit for the three and six months ended June 30, 2002, results from expected refundable income taxes arising from the losses for the periods, offset by minimum state and local taxes based upon capital of the Company. The income tax expense for the six months ending June 30, 2003 results from state and local taxes based upon income, minimum state and local taxes based upon capital and the expected tax benefit of the Convertible Trust Preferred Securities costs. The benefit for income taxes for the three months ended June 30, 2003 results primarily from a reversal of the

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Income Taxes (continued)

     provision for Federal income taxes provided in the three months ended March 31, 2003 and as a result of the pre-tax loss in the June 30, 2003 quarter as well as a reduction in the estimate of the current minimum state and local taxes.

     Income tax/benefit attributable to the Convertible Trust Preferred Securities is based upon the expected tax rate benefits in the respective periods.

     Income taxes attributable to discontinued operations are based upon the rates of Federal income taxes expected to be paid or refunded based upon aggregate pre-tax income or loss.

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

     The following table details the computation of earnings per share, basic and diluted:


                                                      For the Three Months Ended         For the Six Months Ended
                                                              June 30,                             June 30,
                                                      --------------------------         ------------------------
                                                          2003           2002               2003           2002
                                                          ----           ----               ----           ----

     Numerator:
     (Loss) from continuing operations ............    $ (1,432,760)   $  (975,528)      $  (645,695)    $ (2,078,348)
     (Loss) income from discontinued
        operations, net of income tax (benefit)
        expense of $(13,000), $20,000, $10,000
        and $27,000, respectively.................           (5,542)        82,142            39,932          108,548
                                                       -------------   -----------       ------------    ------------
     Net (loss) per common share,
        basic and diluted.........................     $ (1,438,302)   $  (893,386)      $  (605,763)    $ (1,969,800)
                                                       =============   ============      ============    =============
     Denominator:
        Denominator for net (loss) per
           common share, basic--weighted average
           common shares ..........................       6,453,730      6,437,390        6,452,916         6,423,397
        Effect of dilutive securities:
             Employee stock options ...............            --              --                 --               --
             Convertible Trust Preferred
               Securities .........................            --             --                  --               --
                                                       -----------    ------------         ----------       ---------
        Denominator for net (loss) per common
           share, diluted--weighted average
           common shares ..........................       6,453,730      6,437,390         6,452,916        6,423,397
                                                       ============   ============        ============     ==========
     Per share amounts, basic and diluted:
           (Loss) from continuing operatings.......    $     (0.22)   $     (0.15)        $     (0.10)     $    (0.32)
           (Loss) income from discontinued                      --           0.01                0.01            0.01
             operations...........................     ------------   ------------        ------------     -----------
           Net (loss).............................     $     (0.22)   $     (0.14)        $     (0.09)     $    (0.31)
                                                       ============   ============        ============     ===========

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

Commercial Property Investments-Wellsford/Whitehall

The Company's commercial property investments currently consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at June 30, 2003.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $55,274,000 and $55,592,000 at June 30, 2003 and December 31, 2002, respectively. The Company's share of (loss) income from Wellsford/Whitehall follows:


                                                      For the Three Months Ended         For the Six Months Ended
                                                              June 30,                             June 30,
                                                      --------------------------         ------------------------
                                                          2003           2002*              2003           2002*
                                                          ----           ----               ----           ----

(Loss) income from continuing operations..        $   (260,000)    $    236,000       $   (476,000)     $     278,000
(Loss) income from discontinued
   operations.............................            (177,000)         (35,000)           (26,000)           164,000
Net (loss) gain from asset sales..........            (707,000)         (82,000)         2,913,000            (81,000)
Write-off of deferred debt costs and
   prepayment penalties from debt pay-
   offs upon sales of assets..............            (103,000)             --            (973,000)              --
                                                  -------------    -------------      -------------     --------------
   (Loss) income from
      Wellsford/Whitehall.................       $  (1,247,000)    $    119,000       $  1,438,000      $     361,000
                                                 ==============    =============      =============     ==============

---------------
* Asset sold in 2002 not treated as a discontinued operation.

Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment thresholds being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $84,000 and $430,000 related to asset sales during the three and six months ended June 30, 2003, respectively. The Company earned fees of approximately $7,000 related to one asset sale during the three and six months ended June 30, 2002.

At June 30, 2003, Wellsford/Whitehall owns and operates 25 properties (including 17 office properties, five retail properties and three land parcels) aggregating approximately 2,752,000 square feet of improvements (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall completed the following asset sales during the six months ended June 30, 2003:

(amounts in thousands, except square feet and per share foot amounts)

   Month                                                                       Gross                    Sales Price
    of                                                                        Leasable                      Per
   Sale              Property                           Location            Square Feet  Sales Price    Square Foot  Gain (Loss)
   -----    ------------------------------     ---------------------------  -----------  -----------    -----------  -----------
  January   Decatur .......................     Decatur, GA                    10,000     $   2,370      $  234       $    10
                                                                              -------     ---------                   -------
  February  Portfolio sale (A):
              Mountain Heights Center #1 ..     Berkeley Hts, NJ              183,000
              Mountain Heights Center #2 ..     Berkeley Hts, NJ              123,000
              Greenbrook Corporate Center .     Fairfield, NJ                 201,000
              180/188 Mt. Airy Road .......     Basking Ridge, NJ             104,000
              One Mall North ..............     Columbia, MD                   97,000
              Gateway Tower ...............     Rockville, MD                 248,000
                                                                             --------
            Total portfolio sale ..........                                   956,000       136,835         143        11,081
                                                                             --------     ---------                   --------
  March     60 Turner Street ..............     Waltham, MA                    16,000         1,300          81            56
                                                                             --------     ---------                   -------
  May       79 Milk Street (B).............     Boston, MA                     65,000
            24 Federal Street (B)..........     Boston, MA                     75,000
                                                                             --------
                                                                              140,000        33,000         236        (1,339)
                                                                             --------     ---------                   --------
  June      Greenbrook land................     Fairfield, NJ                      --           785          --          (869)
                                                                             --------     ---------                   --------

                                                                            1,122,000     $ 174,290                   $ 8,939
                                                                             ========     =========                   ========

----------

     (A)  The portfolio sale of assets was to a single purchaser.
     (B) Sale to a single purchaser. In addition to the indicated loss, Wellsford/Whitehall recorded an impairment provision of $1,273 in the fourth quarter of fiscal 2002 with respect to these amounts.

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

At June 30, 2003, the Company had the following investments: (i) direct debt investments of $28,096,000 which bore interest at a weighted average annual yield of approximately 11.75% as of June 30 2003 and had an average remaining term to maturity of approximately 3.7 years, including a $25,000,000 loan with an annual interest rate of 12.00% which matures in May 2007; (ii) approximately $32,344,000 of equity investments in companies which were organized to invest in debt instruments, including $28,714,000 in Second Holding

Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding"); and (iii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company ("Reis"). In addition, the Company owned and operated two commercial properties with a net book value of approximately $6,026,000 totaling approximately 175,000 square feet located in Salem, New Hampshire and Philadelphia, Pennsylvania, both of which are held for sale at June 30, 2003 and are reflected in discontinued operations in the accompanying financial statements. The New Hampshire property was sold on July 2, 2003.

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

At June 30, 2003, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as a rental property. A 264 unit fourth phase is being converted into condominiums. The Company sold 169 units as of June 30, 2003 and 40 of the unsold units are available for rent and included in operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development or sale.

Other Segment Information

The following table provides occupancy rates and gross leasable square footage/gross rentable units by SBU as of each specified date:


                            Commmercial Property                                            Development and
                               Investments (A)        Debt and Equity Investments (B)     Land Investments (C)
                               --------------        -------------------------------     --------------------
                                         Gross                           Gross                           Gross
                                       Leasable                        Leasable                        Rentable
                        Occupancy %   Square Feet       Occupancy %   Square Feet       Occupancy %      Units
                        -----------   -----------       -----------   -----------       -----------      -----
June 30, 2003 ........      73%        2,206,000           49%          175,000             87%          1,184
March 31, 2003 .......      73%        2,346,000           58%          175,000             93%          1,184
December 31, 2002 ....      76%        3,328,000           60%          175,000             95%          1,184
June 30, 2002 ........      80%        3,328,000           62%          175,000             84%          1,184
March 31, 2002 .......      75%        3,300,000           62%          175,000             76%          1,292
December 31, 2001.....      69%        3,307,000           62%          175,000             77%            896

----------

     (A) Occupancy % and Gross Leasable Square Feet exclude square feet for properties under renovation of 546,000 square feet at June 30, 2003, March 31, 2003, December 31, 2002 and June 30, 2002, respectively, and 605,000 and 598,000 square feet at March 31, 2002 and December 31, 2001, respectively.
     (B) Occupancy rates for the remaining assets acquired from Value Property Trust ("VLP") held in this SBU. After the sale of the Salem, New Hampshire property on July 2, 2003, the occupancy of the remaining 50,000 square foot building is 47%.
     (C) Increases in the physical occupancy rate since June 30, 2002 were achieved, in part, by an increase in concessions during the period. As of June 30, 2003, the average concession was approximately three months of rent on a 12-month lease.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

Results of Operations
---------------------

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Rental revenue decreased $72,000. This decrease is primarily due to the impact of rent concessions ($429,000) and reduced rental operations at the Silver Mesa phase at Palomino Park in the Wellsford Development SBU resulting from unit sales and fewer units being rented in the 2003 period as compared to the 2002 period ($132,000). Such decrease was partially offset by commenced operations at the Green River phase at Palomino Park effective January 1, 2002 and reflects revenues in the fiscal 2003 period in excess of the 2002 period ($368,000) and increased physical occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($121,000).

Revenues from sales of residential units and the associated cost of sales from such units were $2,461,000 and $2,126,000, respectively, from eleven sales during the three months ended June 30, 2003 and were $2,245,000 and $2,033,000, respectively, from eleven sales during the corresponding 2002 period. Although unit sales were the same in both periods, the average pre-tax income from 2003 unit sales was approximately $11,200 greater per unit than in the corresponding 2002 period as a result of sales of larger units and declining interest costs in cost of sales as the average outstanding debt balance was being reduced over the periods until its ultimate repayment in May 2003.

Interest revenue decreased $102,000. This decrease is due to reduced income earned on loans of $58,000 from lower average outstanding loan balances in the 2003 period as compared to the 2002 period, as well as reduced interest earned on cash of $43,000 from lower interest rates during the current period versus the comparable 2002 period.

Fee revenue increased $168,000. The Company's management fees for its role in the Second Holding investment increased $91,000 from the growth of assets under management in that venture. Additionally, sales fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $84,000 during the three months ended June 30, 2003, with only $7,000 earned in the corresponding 2002 period.

Property operating and maintenance expenses increased $146,000. This increase is primarily the result of additional tenant replacement and advertising costs and rising insurance premiums, offset by refunds for water charges by the municipality of Palomino Park coupled with the Company absorbing lower utility costs in 2003 because of an 87% average physical occupancy compared to 83% in the 2002 period.

The increase in real estate taxes of $37,000 is primarily attributable to higher assessments and a rise in rates in the 2003 period as compared to the 2002 period for all of the phases at Palomino Park.

Depreciation and amortization expense decreased $42,000. This decrease is attributable to a reduced depreciation basis resulting from the transfer of 96 Silver Mesa units from operations to residential units available for sale during the year ended December 31, 2002 ($102,000) and reduced amortization of joint venture costs attributable to one asset sale by Wellsford/Whitehall during the 2002 period and no amortization for sales in the 2003 period since such amounts were expensed at December 31, 2002 in connection with an impairment charge on such assets at the venture level ($34,000), offset by additional Green River depreciation as the final sections of this phase were put in service during the 2002 period ($64,000) and depreciation on fixed asset additions to the other Palomino Park phases ($30,000).

Property management expenses decreased $39,000. Such decrease is primarily due to the reduction in contractual management fees beginning October 1, 2002 from a 3% annual fee of gross receipts to a 2% annual fee for the Palomino Park operational phases in addition to a decrease in net rental revenue in the 2003 period (see above rental revenue discussion). If the fee had remained at 3% for 2003, the decrease would have been $36,000 less.

Interest expense increased $214,000. This increase is attributable to the Green River phase as the 2003 period includes interest at a higher fixed rate from February 2003 on permanent financing, whereas in the 2002 period, the variable interest rate and the average outstanding balance on the construction financing were both lower than the 2003 amounts ($254,000). Additionally, there was a higher average interest rate on the Palomino Park Bonds in the 2003 period as compared to the 2002 period ($9,000). These increases were partially offset by reduced interest expense from a lower average outstanding principal balance and a reduced interest rate on the Silver Mesa Conversion Loan, which was fully repaid in May 2003 ($35,000) and lower average outstanding principal balances with respect to the other Palomino Park phases ($14,000).

General and administrative expenses decreased $243,000 primarily from reduced amortization of stock compensation as a result of most of the restricted stock grants fully vesting by December 31, 2002.

(Loss) income from joint ventures decreased $1,120,000. An analysis of the decrease follows:


                                                                  For The Three Months Ended June 30,
                                                                -----------------------------------------
                                                                                                 Increase
                                                                2003              2002          (Decrease)
                                                                ----              ----          ----------

     Wellsford/Whitehall:
        (Loss) income from continuing
          operations (A)............................        $ (260,000)       $  236,000       $  (496,000)
        Net (loss) from asset sales (B).............          (707,000)         (82,000)          (625,000)
        Write-off of deferred debt costs and
          prepayment penalties from debt pay-offs
          upon sales of assets (B)..................          (103,000)               --          (103,000)
        (Loss) from discontinued operations (A).....          (177,000)         (35,000)          (142,000)
                                                            ----------        ----------       -----------
          (Loss) income from Wellsford/Whitehall....        (1,247,000)          119,000        (1,366,000)
     Second Holding (C).............................           368,000           121,000           247,000
     Clairborne Fordham Tower.......................            90,000            90,000                --
     Other..........................................            (1,000)               --            (1,000)
                                                            -----------       ----------       -----------
     (Loss) income from joint ventures..............        $ (790,000)       $  330,000       $(1,120,000)
                                                            ===========       ==========       ===========

     ----------

     (A) The 2003 period was impacted by the sale of properties during 2003, lower occupancy and lower rental rates than the corresponding 2002 period.

     (B) Two properties and one land parcel were sold during the three months ended June 30, 2003 with one sale in the corresponding 2002 period. Asset sold in 2002 not treated as a discontinued operation. The write-off of deferred debt costs is only related to the two properties which were encumbered.

     (C) The increase in earnings is a result of an increase in average invested assets generating increased income for that venture.

Minority interest changed $21,000 from a benefit of $26,000 in the 2002 period to a benefit of $47,000 in the 2003 period, attributable to a larger loss in the Wellsford Development SBU in 2003 as compared to the 2002 period.

Income tax benefit increased $672,000 from a benefit of $4,000 in 2002, to a benefit of $676,000 in 2003 primarily from the Company having a larger loss in 2003 and reversing the Federal tax provision provided in the first quarter of 2003 as well as a reduction in the estimate of annual minimum state and local taxes payable.

(Loss) income from discontinued operations, after income tax expense or benefit was $82,000 of income in the fiscal 2002 period compared to a loss of $6,000 in the 2003 period. The change resulted primarily from decreased occupancy and higher operating costs.

The increase in net loss per share, basic and diluted of $(0.08) per share is attributable to a current period loss of $1,438,000, whereas in the 2002 period the loss was $893,000.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Rental revenue increased $424,000. This increase is primarily due to commenced operations at the Green River phase at Palomino Park in the Wellsford Development SBU effective January 1, 2002 and reflects revenues in the fiscal 2003 period in excess of the 2002 period ($1,090,000) and increased physical occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($644,000). Such increase was partially offset by the impact of rent concessions in excess of the 2002 period ($1,060,000) and reduced rental operations at the Silver Mesa phase at Palomino Park resulting from unit sales and fewer units being rented in the 2003 period as compared to the 2002 period ($250,000).

Revenues from sales of residential units and the associated cost of sales from such units were $3,657,000 and $3,181,000, respectively, from sixteen sales during the six months ended June 30, 2003 and were $4,324,000 and $3,939,000, respectively, from twenty sales during the corresponding 2002 period. Although four fewer units were sold in the current period, the average pre-tax income from 2003 unit sales was approximately $10,500 greater per unit than in the corresponding 2002 period as a result of sales of larger units and declining interest costs in cost of sales as the average outstanding debt balance was being reduced over the periods until its ultimate repayment in May 2003.

Interest revenue decreased $212,000. This decrease is due to reduced income earned on loans of $160,000 from lower average outstanding loan balances in the 2003 period as compared to the 2002 period, as well as reduced interest earned on cash of $52,000 from lower interest rates during the current period versus the comparable 2002 period.

Fee revenue increased $617,000. The Company's management fees for its role in the Second Holding investment increased $194,000 from the growth of assets under management in that venture. Additionally, sales fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $430,000 during the six months ended June 30, 2003, with only $7,000 earned in the corresponding 2002 period.

Property operating and maintenance expense decreased $38,000. This decrease is primarily the result of refunds for water charges by the municipality for Palomino Park coupled with the Company absorbing lower utility costs in 2003 because of a 91% average physical occupancy compared to 78% in the 2002 period and payroll reductions from a smaller property operating staff, offset by additional tenant replacement and advertising costs and rising insurance premiums.

The increase in real estate taxes of $45,000 is primarily attributable to higher assessments and rates in the 2003 period as compared to the 2002 period for all of the phases at Palomino Park.

Depreciation and amortization expense increased $977,000. This increase is attributable to amortization of joint venture costs attributable to the seven assets sold during the six months ended June 30, 2003 which were still subject to amortization treatment with only one such property sold by Wellsford/Whitehall during the 2002 period ($922,000), additional Green River depreciation as the final sections of this phase were put in service during the 2002 period ($193,000) and fixed asset additions to the other Palomino Park phases ($67,000), offset by a reduced depreciation basis resulting from the transfer of 96 Silver Mesa units from operations to residential units available for sale during the year ended December 31, 2002 ($205,000).

Property management expenses decreased $66,000. Such decrease is due to the reduction in contractual management fees beginning October 1, 2002 from a 3% annual fee of gross receipts to a 2% annual fee for the Palomino Park operational phases, offset by increased net rental revenues in the 2003 period (see above rental revenue discussion). If the fee had remained at 3% for 2003, the decrease would have been $75,000 less.

Interest expense increased $305,000. This increase is primarily attributable to the Green River phase as the 2003 period includes interest at a higher fixed rate from February 2003 on permanent financing, whereas in the

2002 period, the variable interest rate and the average outstanding balance on the construction financing were both lower than the 2003 amounts ($390,000). Additionally, there was a higher average interest rate on the Palomino Park Bonds in the 2003 period as compared to the 2002 period ($20,000). These increases were partially offset by reduced interest expense from a lower average outstanding principal balance and a reduced interest rate on the Silver Mesa Conversion Loan, which was fully repaid in May 2003 ($71,000) and lower average outstanding principal balances with respect to the other Palomino Park phases ($34,000).

General and administrative expenses decreased $407,000 primarily from reduced amortization of stock compensation as a result of most of the restricted stock grants fully vesting by December 31, 2002.

Income from joint ventures increased $1,585,000. An analysis of the increase follows:


                                                                  For The Six Months Ended June 30,
                                                                -----------------------------------------
                                                                                                 Increase
                                                                2003              2002          (Decrease)
                                                                ----              ----          ----------
    Wellsford/Whitehall:
       (Loss) income from continuing
         operations (A)............................        $ (476,000)       $  278,000     $    (754,000)
       Net gain (loss) from asset sales (B)........          2,913,000         (81,000)         2,994,000
       Write-off of deferred debt costs and
         prepayment penalties from debt pay-offs
         upon sales of assets (B)..................          (973,000)               --          (973,000)
       (Loss) income from discontinued
         operations (A)............................           (26,000)          164,000          (190,000)
                                                            ----------       ----------      -------------
         Income from Wellsford/Whitehall...........          1,438,000          361,000         1,077,000
    Second Holding (C).............................            719,000          211,000           508,000
    Clairborne Fordham Tower.......................            179,000          178,000             1,000
    Other..........................................             (1,000)              --            (1,000)
                                                          ------------       ----------      -------------
    Income from joint ventures.....................        $ 2,335,000       $  750,000    $    1,585,000
                                                          ============       ==========      =============

    ------------------------

     (A) The 2003 period was impacted by the sale of ten properties during 2003, lower occupancy and lower rental rates than the corresponding 2002 period.
     (B) Ten properties and one land parcel were sold during the 2003 period with one sale in the corresponding 2002 period. Asset sold in 2002 not treated as a discontinued operation. The write-off of deferred debt costs is only related to nine of the ten properties which were encumbered.
     (C) The increase in earnings is a result of an increase in average invested assets generating increased income for that venture.

Minority interest changed $30,000 from a benefit of $71,000 in the 2002 period to a benefit of $41,000 in the 2003 period, attributable to a smaller loss in the Wellsford Development SBU in 2003 as compared to the 2002 period.

Income taxes changed from a benefit of $38,000 in 2002, to an expense of $189,000 in 2003 primarily from the Company having a pre-tax profit before Convertible Trust Preferred Securities costs in 2003.

Income from discontinued operations after taxes amounted to $109,000 in 2002 and $40,000 in 2003. The decrease is primarily attributable to declining occupancy and higher operating costs for the VLP assets.

The decrease in net loss per share, basic and diluted of $(0.22) per share is attributable to a current period loss of $606,000, whereas in the 2002 period, the loss was $1,970,000.

Liquidity and Capital Resources
-------------------------------

The Company expects to meet its short-term liquidity requirements, such as operating expenses, generally through its available cash, sales of residential units in the Wellsford Development SBU and cash provided by operations.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, financing acquisitions, new investments and development, financing capital improvements, minority interest distributions and joint venture loan requirements through the use of available cash, receipt of payments related to notes receivable, sales of residential units in the Wellsford Development SBU (proceeds from such sales have increased from approximately 10% of net sales proceeds to 100% when the Silver Mesa Conversion Loan was fully repaid in May 2003), sales of the two remaining VLP assets in the Wellsford Capital SBU (including approximately $4,100,000 from the sale of one property on July 2, 2003), refinancings and the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations and tenant improvements to its properties, repayments of debt maturities and operating expenses with available cash, operating cash flow from its properties, proceeds from any asset sales, refinancing of existing loans and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had completed funding their entire respective capital commitments. The additional financing/preferred equity commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. Prior to June 30, 2003 the Wellsford/Whitehall GECC Facility provided for additional financing to fund certain capital expenditures related to its properties; such ability expired at June 30, 2003. Wellsford/Whitehall is in the process of negotiating an extension to the period for the funding of capital additions for tenant improvements and leasing commissions, as well as the initial maturity date of the loan. There can be no assurance that these provisions can be extended at all, or if extended on terms similar to those that previously existed under the expired funding agreement and whether Wellsford/Whitehall will achieve the operating results which will allow for capital expenditure financing under the amended terms. At June 30, 2003, Wellsford/Whitehall's cash and cash equivalents balance was approximately $12,018,000 and restricted cash available for certain capital improvements was approximately $11,900,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds, medium-term notes and commercial paper. Liquidity for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments, from amortization of investments and upon repayment of investments at maturity. Second Holding also has $375,000,000 available on its line of credit at June 30, 2003. The nature of Second Holding's business results in the entity being highly leveraged.

The Company's retained earnings included approximately $2,741,000 of undistributed earnings from Second Holding at June 30, 2003 as distributions are limited to 48.25% of earnings.

Other Items Impacting the Company's Liquidity and Resources

Second Holding Investments

The following table details the allocation of investments for Second Holding:


                                         June 30, 2003                     December 31, 2002
                                  ----------------------------       ----------------------------
                                    Amount           Percent            Amount          Percent
                                  -----------      -----------       -----------      -----------

Security for Investments (A)
----------------------------
Real Estate ................      $  611,599,000           34%       $  587,358,000          33%
Corporate debt .............         441,179,000           24%          462,041,000          26%
Consumer/trade receivables .         125,000,000            7%          125,000,000           7%
Bank deposits ..............         105,000,000            6%          105,000,000           6%
Sovereign debt .............         100,960,000            6%          100,960,000           6%
Aircraft loans and leases ..          94,819,000            5%           80,000,000           4%
Fuel/oil receivables .......          35,000,000            2%           35,000,000           2%
Other asset-backed
  securities ...............         303,186,000           16%          290,399,000          16%
                                  --------------   -----------       --------------   ----------
Total (B) ..................      $1,816,743,000          100%       $1,785,758,000         100%
                                  ==============   ===========       ==============   ==========
  Standard & Poor's
Ratings of Investments
-----------------------------
AAA ........................      $1,297,308,000           72%       $1,267,616,000          71%
AA+ ........................          42,272,000            2%           35,000,000           2%
AA .........................         204,372,000           11%          163,581,000           9%
AA- ........................         111,002,000            6%          164,223,000           9%
A+ .........................          24,922,000            1%           24,922,000           1%
A ..........................          79,867,000            5%           97,092,000           6%
A- .........................          57,000,000            3%           33,324,000           2%
                                  --------------   -----------       --------------   ----------
Total (B) ..................      $1,816,743,000          100%       $1,785,758,000         100%
                                  ==============   ===========       ==============   ==========

-----------------------------

(A) Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B) Investments are variable rate based at a weighted average annual interest rate of 1.81% and 2.21% at June 30, 2003 and December 31, 2002, respectively.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,943,668,000 and $1,722,933,000 at June 30, 2003 and December
31, 2002, respectively, including junior subordinated bonds due in April 2010 of $100,000,000 and $150,000,000 at June 30, 2003 and December 31, 2002,
respectively. Second Holding debt had a weighted average annual interest rate of 1.26% and 1.69% at June 30, 2003 and December 31, 2002, respectively, after the effect of swaps on fixed rate debt to a floating rate. One of the partners of Second Holding is commited through April 2010 to provide credit enhancement, through the issuance of an insurance policy by one of its affiliates, for the payment of principal and interest of the junior subordinated bond issue of $100,000,000. The parent company of this partner announced that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, however it will continue to support its existing book of credit enhancement business. The Company does not believe that this decision will impact the business and operations of Second Holding.

Silver Mesa Condominium Sales and Rental Operations

During the three months ended June 30, 2003, the Company sold eleven Silver Mesa units and received net proceeds of approximately $1,334,000. During the six months ended June 30, 2003, the Company sold sixteen Silver Mesa units and received net proceeds of $1,445,000. During May 2003, the Company repaid the remaining principal balance of the Silver Mesa conversion loan with proceeds from Silver Mesa unit sales and available cash. Net proceeds received by the Company from the above sales are available for working capital purposes.

The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, future rental revenues and corresponding operating expenses will diminish.


                                                      For the Three Months Ended         For the Six Months Ended
                                                              June 30,                             June 30,
                                                      --------------------------         ------------------------
                                                          2003           2002               2003           2002
                                                          ----           ----               ----           ----

     Rental revenue..............                     $ 198,000       $ 359,000          $  472,000       $  794,000
     Net operating income (A)....                     $ 116,000       $ 208,000          $  313,000       $  466,000

     -----------

     (A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

Green River Mortgage

In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. Proceeds were used to repay maturing construction debt of approximately $37,111,000, with excess proceeds available for working capital purposes.

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

Cash Flows
----------

For the six months ended June 30, 2003

Cash flow provided by operating activities of $4,104,000 primarily consists of
(i) depreciation and amortization of $3,453,000, (ii) a decrease in the balance of residential units available for sale of $2,732,000, (iii) a decrease in the balance of prepaid and other assets of $922,000, (iv) amortization of deferred compensation of $151,000, (v) a decrease in the balance of restricted cash and investments of $131,000 and (vi) shares issued for director compensation of $48,000, partially offset by (vii) the impact of a net loss from continuing operations of $646,000, (viii) a decrease in the balance of accrued expenses and other liabilities of $1,399,000, (ix) undistributed joint venture income of $1,247,000 and (x) undistributed minority interest benefit of $41,000.

Cash flow provided by investing activities of $507,000 consists of repayments of notes receivable of $516,000, offset by additional investments in real estate assets of $9,000.

Cash flow used in financing activities of $2,357,000 consists of principal payments of mortgage notes payable of $42,030,000 (including $37,111,000 for a maturing construction loan on the Green River property and $4,318,000 for the Silver Mesa Conversion Loan) and deferred financing costs of $327,000 on the new Green River loan, offset by borrowings under such loan of $40,000,000.

Net cash used in discontinued operations of $35,000 is the net change in cash, other assets and liabilities and income from the two VLP assets held for sale in the Wellsford Capital SBU.

For the six months ended June 30, 2002

Cash flow used in operating activities of $443,000 primarily consists of (i) a loss from continuing operations of $2,078,000, (ii) a decrease in accrued expenses and other liabilities of $3,634,000, (iii) an increase in restricted cash and investments of $1,756,000, (iv) undistributed joint venture income of $570,000 and (v) undistributed minority interest benefit of $71,000, almost entirely offset by (vi) a net decrease in residential units available for sale of $3,099,000, (vii) depreciation and amortization of $2,477,000, (viii) a decrease in prepaid and other assets of $1,424,000, (ix) amortization of deferred compensation of $622,000 and (x) shares issued for director compensation of $44,000.

Cash flow provided by investing activities of $5,759,000 consists of repayments of notes receivable of $6,173,000, offset by a capital contribution to Reis of $210,000 and additional investments in real estate assets of $204,000.

Cash flow used in financing activities of $2,927,000 consists of principal payments of mortgage notes payable of $4,019,000 (including $3,613,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by proceeds received upon the exercise of options of $676,000 and interest funded by a construction loan of $431,000.

Net cash provided by discontinued operations of $82,000 is the net change in cash, other assets and liabilities and income from the two VLP assets held for sale in the Wellsford Capital SBU.

Risks Associated with Forward-Looking Statements
------------------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company's primary market risk exposure is to changes in interest rates. The Company and its joint venture investments each manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:


(amounts in thousands, except per share amounts)
                                                                        Effect of 1%
                                                     Balance at       Increase in Base
                                                      June 30,        Rate on Income
                                                        2003             (Expense)
                                                   --------------     ----------------
Consolidated assets and liabilities:
   Notes receivable:
      Fixed rate..............................     $     28,096       $           --
                                                   ============       --------------
   Mortgage notes payable:
      Variable rate...........................     $     12,680                 (127)
      Fixed rate..............................           97,523                   --
                                                   ------------       --------------
                                                   $    110,203                 (127)
                                                   ============       --------------
   Convertible Trust Preferred Securities:
      Fixed rate..............................     $     25,000                   --
                                                   ============       --------------

Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate........................     $    928,190                9,282
                                                   ============
      Debt:
         Variable rate........................     $    983,500               (9,835)
                                                   ============       --------------
      Net effect from Second Holding..........                                  (553)
                                                                      --------------

   Wellsford/Whitehall:
      Debt:
         Variable rate, with LIBOR cap (A)....     $     39,431                 (394)
         Fixed rate...........................           26,497                  --
                                                   ------------       --------------
                                                   $    65,928
                                                   ============
      Effect from Wellsford/Whitehall.........                                  (394)
                                                                      --------------

   Fordham Tower:
      Fixed rate..............................     $     3,400                    --
                                                   ============       --------------


Net decrease in annual income, before minority
   interest and income tax benefit............                                (1,074)
Minority interest.............................                                    18
Income tax benefit............................                                   423
                                                                      --------------
Net decrease in annual net income.............                        $         (633)
                                                                      ==============
Per share, basic and diluted..................                        $        (0.10)
                                                                      ==============

-----------

     (A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in-effect 30-day LIBOR contract of 1.32% at June 30, 2003.

                                      -29-

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its last evaluation.

Part II Other Information:
        -----------------

     Item 1:   Legal Proceedings.

               The Company is not presently a defendant in any material litigation.

     Item 2:   Changes in Securities and Use of Proceeds.

               None.

     Item 3:   Defaults upon Senior Securities.

               None.

     Item 4:   Submission of Matters to a Vote of Security Holders.

               On June 9, 2003, the Company held its annual meeting of shareholders. A total of 6,053,457 common shares, representing approximately 93.8% of the 6,453,730 common shares outstanding and entitled to vote (including 169,903 class A-1 common shares), as of the record date (April 21, 2003) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and class A-1 common shares are hereinafter referred to as the "Common Shares".

               At the meeting, Bonnie R. Cohen and Meyer "Sandy" Frucher were elected as directors to serve terms of three years expiring at the 2006 annual meeting of shareholders or, until their respective successors are duly elected and qualify. Each of the elected directors received the affirmative vote of at least 6,015,075 Common Shares. These elected directors join the following existing directors until their terms expire: Edward Lowenthal, whose term expires in 2004 and Jeffrey H. Lynford, Douglas Crocker II and Mark S. Germain, whose terms expire in 2005.

               The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003 by the affirmative vote of 6,034,807 Common Shares. Votes cast against the proposal were 3,101 Common Shares and 15,549 Common Shares abstained from voting.

     Item 5:   Other Information.

               None.

     Item 6:   Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed with this Form 10-Q:

          Exhibit No.   Description
          -----------   -----------

          3.1 Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

          3.2 Articles Supplementary classifying 350,000 Shares of Common Stock as Class A Common Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

          -----------   ----------------------

          3.3 Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14,
                        1997).

          3.4 Bylaws of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

          10.85 Sale-Purchase Agreement dated as of March 14, 2003 between Wellsford Capital Properties, L.L.C. and 955 Perimeter Road Realty, LLC for the sale of 15, 19 and 23 Keewaydin Drive, Salem, New Hampshire.

          10.86 Third Amendment to Sale-Purchase Agreement dated as of June 3, 2003 between Wellsford Capital Properties, L.L.C. and 955 Perimeter Road Realty, LLC for the sale of 15, 19 and 23 Keewaydin Drive, Salem, New Hampshire.

          31.1          Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2          Chief Financial Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 2003, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

            Date of Report
        (Date of Earliest Event)        Items Reported             Date Filed
        ------------------------        --------------             ----------

          May 8, 2003              The Company furnished           May 8, 2003
          (May 7, 2003)            under Item 9, a copy of
                                   the press release
                                   reporting results for the
                                   first quarter ended
                                   March 31, 2003.

          June 9, 2003             The Company furnished           June 9, 2003
          (June 9, 2003)           under Item 9, a copy of
                                   the press release
                                   announcing changes to
                                   the Board of Directors.

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

                         WELLSFORD REAL PROPERTIES, INC.

                              By: /s/ James J. Burns
                                  ----------------------------------------------
                                  James J. Burns
                                  Senior Vice President, Chief Financial Officer

                              By: /s/ Mark P. Cantaluppi
                                  ----------------------------------------------
                                  Mark P. Cantaluppi
                                  Vice President, Chief Accounting Officer

Dated:   August 6, 2003

                                                                    Exhibit 31.1

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 6, 2003

                         /s/ Jeffrey H. Lynford
                         ----------------------
                         Jeffrey H. Lynford
                         Chief Executive Officer

                                                                    Exhibit 31.2

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 6, 2003

                          /s/ James J. Burns
                          -------------------
                          James J. Burns
                          Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Wellsford Real Properties, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 11, 2003

A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.