Form 10-Q
period 2003-09-30
WELLSFORD REAL PROPERTIES INC
filed 2003-11-13
CIK 1038222

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

For the quarterly period ended                  September 30, 2003
                                ------------------------------------------------

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

                 Yes      X             No
                      -----------           -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes      X             No
                      -----------           -----------

The number of the registrant's shares of common stock outstanding was 6,455,994 as of November 13, 2003 (including 169,903 shares of class A-1 common stock).

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:
         ---------------------

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 2003 (unaudited)
               and December 31, 2002.........................................3

           Consolidated Statements of Operations (unaudited) for the
               Three and Nine Months Ended September 30, 2003 and 2002.......4

           Consolidated Statements of Cash Flows (unaudited) for the
               Nine Months Ended September 30, 2003 and 2002.................5

           Notes to Consolidated Financial Statements (unaudited)............6

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................19

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......31

  Item 4.  Controls and Procedures..........................................32

PART II. OTHER INFORMATION:
         -----------------

  Item 1.  Legal Proceedings................................................33

  Item 6.  Exhibits and Reports on Form 8-K.................................33

  Signatures        ........................................................35

  Exhibits          ........................................................36

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      September 30,        December 31,
                                                                          2003                 2002
                                                                          ----                 ----
                                                                      (unaudited)
ASSETS
Real estate assets, at cost:

   Land ........................................................      $  18,735,969       $  19,402,840
   Buildings and improvements ..................................        113,546,773         117,320,307
                                                                      -------------       -------------
                                                                        132,282,742         136,723,147
   Less:
      Accumulated depreciation .................................        (15,711,418)        (12,833,600)
                                                                      -------------       -------------
                                                                        116,571,324         123,889,547
   Residential units held for sale ............................          11,352,378          14,541,634
   Land held for future development ...........................           5,410,831           5,410,831
                                                                      -------------       -------------
                                                                        133,334,533         143,842,012
Notes receivable ...............................................          3,096,000          28,612,000
Assets held for sale ...........................................          2,293,585           6,255,666
Investment in joint ventures ...................................         94,664,999          94,180,991
                                                                      -------------       -------------
Total real estate and investments ..............................        233,389,117         272,890,669

Cash and cash equivalents ......................................         81,412,662          38,581,841
Restricted cash and investments ................................          9,792,669           9,543,934
Prepaid and other assets .......................................          9,260,296          11,758,599
                                                                      -------------       -------------
Total assets ...................................................      $ 333,854,744       $ 332,775,043
                                                                      =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ......................................      $ 109,856,643       $ 112,232,830
   Accrued expenses and other liabilities, including
     the liability for deferred compensation of
     $9,479,400 and $8,933,607 .................................         16,447,992          15,312,782
   Liabilities attributable to assets held for sale ............            311,979             224,007
                                                                      -------------       -------------
Total liabilities ..............................................        126,616,614         127,769,619
                                                                      -------------       -------------
Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely
   8.25% junior subordinated debentures of Wellsford Real
   Properties, Inc. ("Convertible Trust Preferred Securities")..         25,000,000          25,000,000

Minority interest ..............................................          3,380,641           3,438,127

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
     $.01 par value per share, 2,000,000 shares authorized,
     no shares issued and outstanding ..........................                 --                  --
   Common stock, 98,825,000 shares authorized, $.02 par
     value per share - 6,285,171 and 6,280,683 shares
     issued and outstanding ....................................            125,703             125,614
   Class A-1 common stock, 175,000 shares authorized,
     $.02 par value per share - 169,903 shares
     issued and outstanding ....................................              3,398               3,398
   Paid in capital in excess of par value ......................        162,745,742         162,751,498
   Retained earnings ...........................................         22,445,607          20,617,085
   Accumulated other comprehensive loss; share of unrealized
     loss on interest rate protection contract purchased by
     joint venture investment, net  of income tax benefit ......            (75,659)           (253,500)
   Deferred compensation .......................................            (63,168)           (277,664)
   Treasury stock, 306,843 and 311,624 shares ..................         (6,324,134)         (6,399,134)
                                                                      -------------       -------------
Total shareholders' equity .....................................        178,857,489         176,567,297
                                                                      -------------       -------------
Total liabilities and shareholders' equity .....................      $ 333,854,744       $ 332,775,043
                                                                      =============       =============

                 See notes to Consolidated Financial Statements

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             For the Three Months Ended                  For the Nine Months Ended
                                                                   September 30,                               September 30,
                                                             --------------------------                  ------------------------
                                                               2003               2002                     2003            2002
                                                               ----               ----                     ----            ----
REVENUES
   Rental revenue ..................................      $  3,377,304       $  3,977,916            $ 10,883,629    $ 11,060,724
   Revenue from sales of residential units .........         5,980,221          2,977,451               9,637,360       7,301,305
   Interest revenue ................................         5,310,401          1,002,588               7,209,551       3,113,400
   Fee revenue .....................................           243,958            200,082               1,122,528         462,091
                                                          ------------       ------------            ------------    -------------
      Total revenues ...............................        14,911,884          8,158,037              28,853,068      21,937,520
                                                          ------------       ------------            ------------    -------------

COSTS AND EXPENSES
   Cost of sales of residential units ..............         5,070,294          2,699,273               8,251,025       6,637,991
   Property operating and maintenance ..............         1,406,083          1,381,916               3,689,070       3,702,953
   Real estate taxes ...............................           338,745            326,433               1,044,711         987,589
   Depreciation and amortization ...................         1,209,475          1,283,644               4,644,296       3,741,955
   Property management .............................            67,869            122,089                 219,156         339,375
   Interest ........................................         1,663,247          1,455,288               4,916,993       4,404,098
   General and administrative ......................         1,452,835          1,649,572               4,377,913       4,981,412
                                                          ------------       ------------            ------------     ------------
      Total costs and expenses .....................        11,208,548          8,918,215              27,143,164      24,795,373
                                                          ------------       ------------            ------------     ------------
Income from joint ventures  ........................           576,330            505,283               2,911,625       1,255,068
                                                          ------------       ------------            ------------     ------------
Income (loss) before minority interest, income taxes,
   accrued distributions and amortization of costs
   on Convertible Trust Preferred Securities and
   discontinued operations .........................         4,279,666          (254,895)              4,621,529       (1,602,785)

Minority interest benefit ..........................            16,137             13,206                 57,486           84,653
                                                          ------------       ------------            ------------     ------------
Income (loss) before income taxes, accrued
   distributions and amortization of costs on
   Convertible Trust Preferred Securities
   and discontinued operations .....................         4,295,803           (241,689)              4,679,015      (1,518,132)
Income tax expense .................................         1,654,000             75,000               1,843,000          37,000
                                                          ------------       ------------             -----------      ------------
Income (loss) before accrued distributions and
   amortization of costs on Convertible Trust
   Preferred Securities and discontinued
   operations .......................................        2,641,803           (316,689)              2,836,015      (1,555,132)
Accrued distributions and amortization of costs
   on Convertible Trust Preferred Securities,
   net of income tax benefit of $330,000, $105,000,
   $540,000 and $315,000, respectively ..............          194,954            419,954               1,034,861       1,259,861
                                                          ------------       ------------             -----------      -----------
Income (loss) from continuing operations ............        2,446,849           (736,643)              1,801,154      (2,814,993)

(Loss) income from discontinued operations,
   net of income tax expense (benefit) of
   $4,000, $(15,000), $14,000 and $12,000
   respectively ....................................           (12,564)           (61,751)                 27,368          46,799
                                                          ------------       ------------             -----------      -----------

Net income (loss) ..................................      $  2,434,285      $    (798,394)           $  1,828,522     $(2,768,194)
                                                          ============       ============            ============      ============
Per share amounts, basic and diluted:
  Income (loss) from continuing operations .........      $       0.38      $       (0.11)           $       0.28     $     (0.44)
  (Loss) income from discontinued operations .......                --              (0.01)                     --            0.01
                                                          ------------       ------------             -----------      -----------
  Net income (loss) ................................      $       0.38      $       (0.12)           $       0.28     $     (0.43)
                                                          ============       ============            ============     =============
Weighted average number of common shares
  outstanding:
  Basic ............................................         6,455,074          6,449,206               6,453,643        6,432,094
                                                          ============       ============             ===========      ============
  Diluted ..........................................         6,456,818          6,449,206               6,454,424        6,432,094
                                                          ============       ============             ===========      ============

                 See notes to Consolidated Financial Statements

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                         ------------------------
                                                                           2003              2002
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations ....................      $  1,801,154      $  (2,814,993)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
         Depreciation and amortization .........................         4,672,282          3,769,941
         Amortization of deferred compensation .................           214,496            932,499
         Undistributed joint venture income ....................        (1,555,662)          (630,086)
         Undistributed minority interest benefit ...............           (57,486)           (84,653)
         Shares issued for director compensation ...............            69,333             68,000
         Changes in assets and liabilities:
            Restricted cash and investments ....................          (248,735)        (1,741,705)
            Residential units held for sale ....................         7,226,235          5,351,848
            Prepaid and other assets ...........................         2,683,020          1,219,039
            Accrued expenses and other liabilities .............         1,135,210         (3,053,245)
                                                                      ------------       ------------
         Net cash provided by operating activities .............        15,939,847          3,016,645
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate assets ............................            (9,379)          (318,302)
  Investments in joint ventures and other entities:
         Capital contributions .................................                --           (209,800)
  Repayments of notes receivable ...............................         25,516,000          6,172,727
                                                                      ------------       ------------
         Net cash provided by investing activities .............        25,506,621          5,644,625
                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing from mortgage notes payable .......................        40,000,000                 --
   Deferred financing costs ....................................          (316,881)                --
   Repayment of mortgage notes payable .........................       (42,376,187)        (6,714,907)
   Interest funded by construction loan.........................                --            431,120
   Proceeds from option exercises ..............................                --            676,446
   Distributions of minority interest ..........................                --            (15,231)
                                                                      ------------       ------------
         Net cash (used in) financing activities ...............        (2,693,068)        (5,622,572)
                                                                      ------------       ------------

Net cash provided by continuing operations .....................        38,753,400          3,038,698
Net cash provided by (used in) discontinued operations .........         4,077,421           (347,353)
                                                                      ------------       ------------
Net increase in cash and cash equivalents ......................        42,830,821          2,691,345

Cash and cash equivalents, beginning of period .................        38,581,841         36,092,309
                                                                      ------------       ------------
Cash and cash equivalents, end of period .......................      $ 81,412,662       $ 38,783,654
                                                                      ============       ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest ....................      $  4,911,321       $  4,172,115
                                                                      ============       ============
   Tax refunds in excess of payments for income taxes...........      $  1,903,268       $     75,046
                                                                      ============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

      Release of shares held in deferred compensation plan .....      $     75,000       $    50,000
                                                                      ============       ===========

      Other comprehensive income (loss); share of unrealized loss on interest rate protection contract purchased
         by joint venture investment, net of tax benefit .......      $    177,841       $  (144,868)
                                                                      ============       ============
      Reclassification of Silver Mesa units from land, building
         and improvements and accumulated depreciation to
         residential units available for sale in 2003 and 2002,
         respectively  .........................................     $   4,036,979       $10,368,808
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

2.   Summary of Significant Accounting Policies

     Principles of Consolidation and Financial Statement Presentation. The
     ----------------------------------------------------------------
     accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss), additional contributions or distributions. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

     The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of a full year results.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)(continued)

     Summary of Significant Accounting Policies (continued)

     Assets Held for Sale/Discontinued Operations. The Company reclassified two
     --------------------------------------------
     properties in the Wellsford Capital SBU as a discontinued operation at June 30, 2003. Accordingly, the Company reclassified the December 31, 2002 balance sheet and prior period presentation of its statements of operations and cash flows in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." One of the properties was sold in July 2003, and the Company expects that it will be able to sell the other property by June 30, 2004. Additionally, the Company determined that the remaining impairment reserve at September 30, 2003 of $2,153,000 is adequate for the remaining unsold property.

     Estimates. The preparation of financial statements in conformity with
     ---------
     generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Pronouncements. In January 2003, the Financial Accounting
     ------------------------------
     Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the period ending after December 15, 2003 for variable interest entities in which the Company held an interest before February 1, 2003. The Company is in the process of determining if any of its investments are variable interest entities, however the Company does not currently anticipate that the adoption of FIN 46 will result in a change in its accounting for such interests.

     In December 2002, SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued as an amendment to SFAS No. 123. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has determined that the prospective method of transition will be used to account for stock-based compensation on a fair value basis in the future. This method results in the Company applying the provision of SFAS No. 123 to all future grants and significant modifications to the terms of previously granted options by expensing the determined fair value of the options over the future vesting periods. SFAS No. 148 also requires companies to disclose the effect of expensing options on the statement of operations in interim periods as if the provisions of SFAS No. 123 were adopted in prior years. See Note 5 for required quarterly disclosures.

     In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. SFAS No. 150 defines the appropriate balance sheet classification of instruments with both debt and equity components and the appropriate expense classification for any dividend, interest or fair value adjustments. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Company has determined that this statement will not have any impact on its financial position or results of operations.

     Reclassification. Amounts in certain accounts in the Consolidated Balance
     ----------------
     Sheets, Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and certain tables in the footnote disclosures have been reclassified to conform to the current period presentation.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

3.   Segment Information

     The Company's operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:


     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*        Consolidated
                                                 -----------     -----------     -----------        ------        ------------
                 September 30, 2003
              ----------------------
     Investment properties:
        Real estate held for investment,
           net .............................       $     --        $     --        $121,982        $     --         $121,982
        Residential units held for
           sale ............................             --              --          11,352              --           11,352
                                                   --------        --------        --------        --------         --------
     Real estate, net ......................             --              --         133,334              --          133,334
     Notes receivable ......................             --           3,096              --              --            3,096
     Assets held for sale**.................             --           2,294              --              --            2,294
     Investment in joint ventures ..........         55,130          39,535              --              --           94,665
     Cash and cash equivalents .............             --          36,284             815          44,314           81,413
     Restricted cash and investments .......             --              --             313           9,480            9,793
     Prepaid and other assets ..............             --           8,617           1,376            (733)           9,260
                                                   --------        --------        --------        --------         --------
     Total assets ..........................       $ 55,130        $ 89,826        $135,838        $ 53,061         $333,855
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ................       $     --        $     --        $109,857        $     --         $109,857
     Accrued expenses and other liabilities.             --           4,654           2,712           9,082           16,448
     Liabilities attributable to assets held
        for sale**..........................             --             312              --              --              312
     Convertible Trust Preferred Securities.             --              --              --          25,000           25,000
     Minority interest .....................              6              --           3,375              --            3,381
     Equity ................................         55,124          84,860          19,894          18,979          178,857
                                                   --------        --------        --------        --------         --------
     Total liabilities and shareholders'
        equity .............................       $ 55,130        $ 89,826        $135,838        $ 53,061         $333,855
                                                   ========        ========        ========        ========         ========

               December 31, 2002
            ------------------------
     Investment properties:
        Real estate held for investment,
           net..............................       $     --        $     --        $129,300        $     --         $129,300
        Residential units held for sale ....             --              --          14,542              --           14,542
                                                   --------        --------        --------        --------         --------
     Real estate, net ......................             --              --         143,842              --          143,842
     Notes receivable ......................             --          28,612              --              --           28,612
     Assets held for sale**.................             --           6,256              --              --            6,256
     Investment in joint ventures ..........         55,592          38,589              --              --           94,181
     Cash and cash equivalents .............             --           6,158             166          32,258           38,582
     Restricted cash and investments .......             --              --             610           8,934            9,544
     Prepaid and other assets ..............             --           8,958           1,669           1,131           11,758
                                                   --------        --------        --------        --------         --------
     Total assets ..........................       $ 55,592        $ 88,573        $146,287        $ 42,323         $332,775
                                                   ========        ========        ========        ========         ========
     Mortgage notes payable ................       $     --        $     --        $112,233        $     --         $112,233
     Accrued expenses and other liabilities.             --           3,378           2,637           9,298           15,313
     Liabilities attributable to assets held
        for sale**..........................             --             224              --              --              224
     Convertible Trust Preferred Securities.             --              --              --          25,000           25,000
     Minority interest .....................              6              --           3,432              --            3,438
     Equity ................................         55,586          84,971          27,985           8,025          176,567
                                                   --------        --------        --------        --------         --------
     Total liabilities and shareholders'
        equity .............................       $ 55,592        $ 88,573        $146,287        $ 42,323         $332,775
                                                   ========        ========        ========        ========         ========

----------

* Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
** Represents real estate held for sale in the Debt and Equity Investments SBU and the asset balance is net of an impairment reserve of $2,153 and $2,175 at September 30, 2003 and December 31, 2002, respectively.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*       Consolidated
                                                 -----------     -----------     -----------        ------       ------------
                   For the Three Months
                Ended September 30, 2003
              ---------------------------
     Rental revenue ........................        $    --         $    --        $ 3,378         $    --         $ 3,378
     Revenue from sales of residential
        units ..............................             --              --          5,980              --           5,980
     Interest revenue ......................             --           5,202             --             108           5,310
     Fee revenue ...........................             --             244             --              --             244
                                                    -------         -------        -------         -------         -------
        Total revenues ........................          --           5,446          9,358             108          14,912
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          5,070              --           5,070
     Operating expenses ....................             --              --          1,813              --           1,813
     Depreciation and amortization .........             76               2          1,112              19           1,209
     Interest ..............................             --              --          1,533             130           1,663
     General and administrative ............             --               6             --           1,447           1,453
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........             76               8          9,528           1,596          11,208
                                                    -------         -------        -------         -------         -------
     (Loss) income from joint ventures .....            (93)            669             --              --             576
     Minority interest benefit .............             --              --             16              --              16
                                                    -------         -------        -------         -------         -------
     (Loss) income before income taxes,
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $  (169)        $ 6,107        $  (154)        $(1,488)        $ 4,296
                                                    =======         =======        =======         =======         =======
     Loss from discontinued operations
        before taxes ......................         $    --         $    (9)       $    --         $    --         $   (9)
                                                    =======         =======        =======         =======         =======

                   For the Three Months
                Ended September 30, 2002
              ---------------------------
     Rental revenue ........................        $    --         $    --        $ 3,978         $    --         $ 3,978
     Revenue from sales of residential
        units ..............................             --              --          2,977              --           2,977
     Interest revenue ......................             --             845             --             158           1,003
     Fee revenue ...........................             --             192            (14)             22             200
                                                    -------         -------        -------         -------         -------
        Total revenues .....................             --           1,037          6,941             180           8,158
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          2,699              --           2,699
     Operating expenses ....................             --              --          1,830              --           1,830
     Depreciation and amortization .........            110               2          1,153              19           1,284
     Interest ..............................             --              --          1,408              47           1,455
     General and administrative ............             --               9             --           1,641           1,650
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........            110              11          7,090           1,707           8,918
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............            173             332             --              --             505
     Minority interest benefit  ............             --              --             13              --              13
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes,
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $    63         $ 1,358        $  (136)        $(1,527)        $  (242)
                                                    =======         =======        =======         =======         =======
     Loss from discontinued operations
        before taxes ......................         $    --         $   (77)       $    --         $    --         $   (77)
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     (amounts in thousands)

                                                  Commercial      Debt and      Development
                                                   Property        Equity         and Land
                                                 Investments     Investments     Investments        Other*       Consolidated
                                                 -----------     -----------     -----------        ------       ------------
                   For the Nine Months
                Ended September 30, 2003
              ----------------------------
     Rental revenue ........................        $    --         $    --        $10,884         $    --         $10,884
     Revenue from sales of residential
        units ..............................             --              --          9,637              --           9,637
     Interest revenue ......................             --           6,875             --             335           7,210
     Fee revenue ...........................             --             702            (10)            430           1,122
                                                    -------         -------        -------         -------         -------
        Total revenues .....................             --           7,577         20,511             765          28,853
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          8,251              --           8,251
     Operating expenses ....................             --              --          4,953              --           4,953
     Depreciation and amortization .........          1,248               5          3,335              56           4,644
     Interest ..............................             --              --          4,619             298           4,917
     General and administrative ............             --              23             --           4,355           4,378
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........          1,248              28         21,158           4,709          27,143
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............          1,346           1,566             --              --           2,912
     Minority interest benefit .............             --              --             57              --              57
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes,
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $    98         $ 9,115        $  (590)        $(3,944)        $ 4,679
                                                    =======         =======        =======         =======         =======
     Income from discontinued operations
        before taxes .......................        $    --         $    41        $    --         $    --         $    41
                                                    =======         =======        =======         =======         =======

                   For the Nine Months
                Ended September 30, 2002
              ----------------------------
     Rental revenue ........................        $    --         $    --        $11,061         $    --         $11,061
     Revenue from sales of residential
        units ..............................             --              --          7,301              --           7,301
     Interest revenue ......................             --           2,651             --             462           3,113
     Fee revenue ...........................             --             474            (41)             29             462
                                                    -------         -------        -------         -------         -------
        Total revenues .....................             --           3,125         18,321             491          21,937
                                                    -------         -------        -------         -------         -------
     Cost of sales of residential units ....             --              --          6,638              --           6,638
     Operating expenses ....................             --              --          5,029              --           5,029
     Depreciation and amortization .........            361               6          3,321              55           3,743
     Interest ..............................             --               7          4,285             112           4,404
     General and administrative ............             --              28             --           4,953           4,981
                                                    -------         -------        -------         -------         -------
        Total costs and expenses ...........            361              41         19,273           5,120          24,795
                                                    -------         -------        -------         -------         -------
     Income from joint ventures ............            534             721             --              --           1,255
     Minority interest benefit  ............             --              --             85              --              85
                                                    -------         -------        -------         -------         -------
     Income (loss) before income taxes,
        accrued distributions and
        amortization of costs on Convertible
        Trust Preferred Securities and
        discontinued operations ............        $   173         $ 3,805        $  (867)        $(4,629)        $(1,518)
                                                    =======         =======        =======         =======         =======
    Income from discontinued operations
        before taxes .......................        $    --         $    59        $    --         $    --         $    59
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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     Commercial Property Investments-Wellsford/Whitehall
     ---------------------------------------------------

     The Company's commercial property investments currently consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at September 30, 2003.

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $55,130,000 and $55,592,000 at September 30, 2003 and December 31, 2002, respectively. The following table details the changes in the Company's investment in Wellsford/Whitehall during the nine months ended September 30, 2003:

          Investment balance at January 1, 2003 .............   $ 55,592,000
            Contributions....................................             --
            Distributions....................................       (738,000)
            Share of:
               (Loss) from continuing operations.............       (510,000)
               Net gain from asset sales.....................      2,951,000
               (Loss) from discontinued operations*..........     (1,095,000)
               Other comprehensive income....................        178,000
            Amortization.....................................     (1,248,000)
                                                                ------------
         Investment balance at September 30, 2003............   $ 55,130,000
                                                                ============

         -------------------------

         *After loan prepayment costs and write-off of deferred debt costs upon sales of assets.

     Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment thresholds being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $22,000 during the three months ended September 30, 2002 and $430,000 and $29,000 during the nine months ended September 30, 2003 and 2002, respectively. The Company did not earn any fees during the three months ended September 30, 2003.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

     (amounts in thousands)

     Condensed Balance Sheet Data    September 30, 2003       December 31, 2002
     ----------------------------    ------------------       -----------------
     Real estate, net ...........      $ 357,286               $ 351,997
     Cash and cash equivalents ..         10,820                  16,169
     Assets held for sale .......             --                 164,696
     Other assets  ..............         22,930                  24,457
     Total assets ...............        391,036                 557,319
     Mortgages payable ..........         95,908                  96,826
     Credit facility ............        106,078                 132,349
     Liabilities attributable to
       properties held for
       sale .....................             --                 140,825
     Common equity ..............        181,607                 179,742
     Accumulated other
       comprehensive loss .......           (388)                 (1,297)


                                     For the Three Months Ended September 30,     For the Nne Months Ended September 30,
                                     ----------------------------------------     --------------------------------------
        Condensed Operating Data                  2003             2002*                    2003             2002*
        ------------------------                  ----             ----                     ----             ----

     Total revenues...................         $ 11,277         $ 11,926                 $  33,010        $  36,046
                                               --------         --------                 ---------        ---------
     Operating expenses ..............            5,371            5,113                    15,177           14,168
     Depreciation and amortization ...            1,736            2,646                     7,557            7,853
     Interest ........................            2,885            3,256                     8,658            9,727
     General and administrative ......            1,393              697                     3,184            3,235
                                              ---------         --------                 ---------        ---------
       Total expenses ................           11,385           11,712                    34,576           34,983
                                              ---------         --------                 ---------        ---------
     (Loss) income from continuing
       operations ....................             (108)             214                    (1,566)           1,063
     (Loss) income from discontinued
       operations ....................             (292)             317                      (373)             820
     Net gain (loss) from asset
       sales (A)......................              116               --                     9,055             (259)
     Write-off of deferred debt costs
       and prepayment penalties from
       debt pay-offs upon sales of
       assets ........................               --               --                    (2,987)              --
                                              ---------         --------                  --------        ---------
     Net (loss) income ...............        $    (284)        $    531                  $  4,129        $   1,624
                                              =========         ========                  ========        =========

----------
     *Asset sold in 2002 not treated as a discontinued operation.
     (A) Net gains during the three months ended September 30, 2003 primarily result from subsequent realization of contingent sales proceeds.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     At September 30, 2003, Wellsford/Whitehall owns and operates 25 properties (including 17 office properties, five retail properties and three land parcels) aggregating approximately 2,752,000 square feet of improvements (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall completed the following asset sales during the nine months ended September 30, 2003:

(amounts in thousands, except square feet and per share foot amounts)

   Month                                                                       Gross                    Sales Price
    of                                                                        Leasable                      Per
   Sale              Property                           Location            Square Feet  Sales Price    Square Foot
   -----    ------------------------------     ---------------------------  -----------  -----------    -----------
  January   Decatur .......................     Decatur, GA                    10,000     $   2,370      $  234
                                                                            ---------     ---------
  February  Portfolio sale (A):
              Mountain Heights Center #1 ..     Berkeley Hts, NJ              183,000
              Mountain Heights Center #2 ..     Berkeley Hts, NJ              123,000
              Greenbrook Corporate Center .     Fairfield, NJ                 201,000
              180/188 Mt. Airy Road .......     Basking Ridge, NJ             104,000
              One Mall North ..............     Columbia, MD                   97,000
              Gateway Tower ...............     Rockville, MD                 248,000
                                                                            ---------
            Total portfolio sale ..........                                   956,000       136,835         143
                                                                            ---------      --------
  March     60 Turner Street ..............     Waltham, MA                    16,000         1,300          81
                                                                            ---------      --------
  May       79 Milk Street (B).............     Boston, MA                     65,000
            24 Federal Street (B)..........     Boston, MA                     75,000
                                                                            ---------
                                                                              140,000        33,000         236
                                                                            ---------      --------
  June      Greenbrook land................     Fairfield, NJ                      --           785          --
                                                                            ---------      --------
                                                                            1,122,000      $174,290
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

     Debt and Equity Investments-Wellsford Capital
     ---------------------------------------------

     At September 30, 2003, the Company had the following investments: (i) direct debt investment of $3,096,000 which bore interest at 8.25% per annum as of September 30, 2003 and had a remaining term to maturity of 2.3 years;
     (ii) approximately $32,743,000 of equity investments in companies which were organized to invest in debt instruments, including $29,114,000 in Second Holding Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding") and approximately $3,630,000 in Clairborne Fordham Tower, L.L.C. ("Clairborne Fordham"), a company organized to provide $34,000,000 in mezzanine financing for a highrise condominium project in Chicago; and (iii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company ("Reis"). In addition, the Company owns and operates one commercial property with a net book value of approximately $1,930,000 totaling approximately 50,000 square feet located in Philadelphia, Pennsylvania, which is held for sale at September 30, 2003 and is reflected in discontinued operations in the accompanying financial statements.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     277 Park Loan

     During September 2003, the 277 Park loan was prepaid by the borrower. The Company's share of the loan was $25,000,000 and bore interest at 12.00% per annum with a stated maturity of May 2007. Pursuant to the terms of the loan, WRP received a yield maintenance penalty of $4,368,000 which is included in interest revenue for the three and nine months ended September 30, 2003.

     Second Holding

     The Company accounts for its investment in Second Holding on the equity method of accounting as its interests are represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company's investment was approximately $29,114,000 and $28,166,000 at September 30, 2003 and December 31, 2002, respectively and includes undistributed earnings of approximately $3,141,000 and $2,192,000 at September 30, 2003 and December 31, 2002, respectively. The Company's share of income from Second Holding was approximately $578,000 and $241,000 for the three months ended September 30, 2003 and 2002, respectively and $1,297,000 and $452,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company also earns management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon the total assets of Second Holding, amounted to approximately $244,000 and $178,000 for the three months ended September 30, 2003 and 2002, respectively and $693,000 and $433,000 for the nine months ended September 30, 2003 and 2002, respectively.

     The following table presents condensed balance sheets and operating data for Second Holding:

     (amounts in thousands)

     Condensed Balance Sheet Data    September 30, 2003     December 31, 2002
     ----------------------------    ------------------     -----------------
     Cash and cash equivalents.....     $   100,992            $    16,876
     Investments...................       1,809,231              1,785,758
     Other assets (A)..............          30,677                 37,462
     Total assets..................       1,940,900              1,840,096
     Medium-term notes (B).........       1,757,619              1,552,945
     Long-term debt (C)(D).........         117,532                169,988
     Total equity..................          57,813                 55,910

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

                                     For the Three Months Ended September 30,        For the Nine Months Ended September 30,
                                     ---------------------------------------         ---------------------------------------
     Condensed Operating Data                    2003             2002                     2003                2002
     ------------------------                    ----             ----                     ----                ----
     Interest......................           $ 10,686          $11,490                  $  32,394           $  29,612
                                              --------          -------                  ---------           ---------
     Total revenue ................             10,686           11,490                     32,394              29,612
                                              --------          -------                  ---------           ---------
     Interest expense .............              7,669            9,701                     24,749              25,387
     Fees and other ...............              1,251            1,028                      3,662               2,761
                                              --------          -------                  ---------           ---------
     Total expenses ...............              8,920           10,729                     28,411              28,148
                                              --------          -------                  ---------           ---------
     Net income attributable
        to members (D).............           $  1,766          $   761                  $   3,983           $   1,464
                                              ========          =======                  =========           =========

----------
(A) Other assets include an interest rate swap asset with a fair value of $19,460 and $22,638 at September 30, 2003 and December 31, 2002,
     respectively.
(B) At September 30, 2003, the net reported amount of medium-term notes includes the face amount of such notes of $1,760,000, offset by unamortized discounts and debt issuance costs of $2,381. At December 31, 2002, the net reported amount of medium-term notes included the face amount of such notes of $1,555,000, plus a fair value adjustment for swaps of $513, offset by unamortized discounts and debt issuance costs of $2,568.
(C) Long-term debt outstanding is a privately placed ten-year junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum with a face amount of $100,000 and $150,000 at September 30, 2003 and December 31, 2002, respectively. The effect of fair value adjustments for the long-term debt (which is primarily an offset to the fair value of the interest rate swap asset as described in (A) above) was $19,460 and $22,125 at September 30, 2003 and December 31, 2002,
     respectively, net of unamortized debt issuance costs.
(D) The partner which was admitted in the latter part of 2000 (who is committed through April 2010 to provide an insurance policy, through one of its affiliates, for the payment of principal and interest for the junior subordinated bond-issue of $100,000 (see (C))) is entitled to 35% of net income, as defined by the operating agreement, while other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%, however, the Company's share of losses is approximately 51.1% of the total loss as this other partner does not participate in any losses of the venture except if any of its credit enhancement obligations is required to be paid.

Clairborne Fordham Tower, L.L.C

     In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance, organized Clairborne Fordham which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Company fully funded its $3,400,000 share of the loan. The loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and is secured by a lien on the equity interests of the owner of Fordham Tower. The Company may earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest and fees have not been accrued by the Company or Clairborne Fordham. The Company's investment in the Clairborne Fordham venture is accounted for on the equity method. The Company's share of income from Clairborne Fordham was approximately $91,000 and $92,000 for the three months ended September 30, 2003 and 2002, respectively and $270,000 and $270,000 for the nine months ended September 30, 2003 and 2002, respectively.

Construction is complete and delivery of certain units commenced in December 2002. As of September 30, 2003, no units were under contract and 220 units (including nine penthouses and 211 standard units) had closed for gross proceeds of approximately $152,300,000. The remaining unsold units consist of five standard units, 13 penthouses and six townhouses. In addition, the owner of Fordham Tower is seeking to sell the 12,000 square feet of retail space and a 200 space commercial parking facility, both of which are part of the project.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

Segment Information (continued)

The loan was not repaid at maturity and the venture has negotiated an amended loan agreement, subject to final signatures, extending the loan to December 31, 2004. The amended terms provide for the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. The Company's share of such additional interest including fees could be approximately $3,000,000 depending upon the amount and timing of project proceeds. In lieu of interest after September 30, 2003 Clairborne Fordham will also participate in additional cash flow, as defined, if earned from net sales proceeds of the Fordham Tower project.

The agreement provides for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off the existing construction loan, any unpaid construction costs and to make an immediate principal payment to Clairborne Fordham of approximately $4,600,000, of which the Company's share is approximately $460,000. The principal payments were made on October 3, 2003. The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower.

The Company and Clairborne Fordham have concluded that their respective investment and loan balances are not impaired at September 30, 2003.

Value Property Trust ("VLP")

In July 2003, the Company sold the Salem, New Hampshire property, one of the two remaining real estate assets from the Company's 1998 merger with VLP. The net sales price for this asset was approximately $4,100,000 and the Company utilized $22,000 of the impairment reserve. The remaining impairment reserve balance of approximately $2,153,000 is available for the Philadelphia, Pennsylvania asset.

Development and Land Investments-Wellsford Development
------------------------------------------------------

At September 30, 2003, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as a rental property. A 264 unit fourth phase is being converted into condominiums. The Company sold 196 units through September 30, 2003 and, although all remaining units have been included in residential units held for sale at September 30, 2003, 22 of the unsold units are available for rent and will be included in rental operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development or sale.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001. The following table provides information regarding sales of Silver Mesa units:


                                         For the Three Months Ended         For the Nine Months Ended
                                                 September 30,                      September 30,
                                         --------------------------         -------------------------             Project
                                             2003           2002               2003           2002                Totals
                                             ----           ----               ----           ----                -------
     Number of units sold ...........             27             14                 43               34                  196
     Gross proceeds .................    $ 5,980,000    $ 2,977,000        $ 9,637,000     $  7,301,000         $ 42,204,000
     Principal paydown on Silver Mesa
        Conversion Loan*.............    $        --    $ 2,487,000        $ 4,318,000     $  6,100,000         $ 32,000,000

----------
* The Company prepaid the remaining principal balance during May 2003 with proceeds from Silver Mesa unit sales and available cash.

                                      -16-

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

     Segment Information (continued)

     The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, rental revenues and corresponding operating expenses will diminish.


                                         For the Three Months Ended         For the Nine Months Ended
                                                September 30,                      September 30,
                                         --------------------------         -------------------------
                                             2003           2002               2003           2002
                                             ----           ----               ----           ----
     Rental revenue..................    $145,000       $ 343,000            $ 617,000       $1,137,000
     Net operating income (A)........    $ 57,000       $ 170,000            $ 370,000       $  636,000

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

4.   Shareholders' Equity

     The Company did not declare or distribute any dividends for the three or nine months ended September 30, 2003 and 2002, respectively.

     The following table details the components of comprehensive income (loss):


                                                      For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                      September 30,
                                                      --------------------------         -------------------------
                                                      2003               2002            2003              2002
                                                      ----               ----            ----              ----

     Net income (loss) ......................      $   2,434,285  $   (798,394)      $ 1,828,522      $  (2,768,194)
     Share of unrealized income (loss) on
        interest rate protection contract
        purchased by joint venture investment,
        net of income tax benefit............             25,230       (23,254)          177,841           (144,868)
                                                    ------------   ------------       -----------       --------------
     Comprehensive income (loss) ............       $  2,459,515  $   (821,648)      $ 2,006,363      $  (2,913,062)
                                                    ============   ============       ===========       ==============

5.   Share Option Plans

     Pursuant to the provisions of SFAS No. 148, as described in Note 2, the pro forma net income (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:


     (amounts in thousands, except per share amounts)

                                                      For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                      September 30,
                                                      --------------------------         -------------------------
                                                      2003               2002            2003             2002
                                                      ----               ----            ----             ----

     Net income (loss) - as reported.........       $    2,434       $   (798)     $    1,829          $  (2,768)
     Expense.................................               39            125             121                550
                                                       -------        --------      ---------           ----------
     Net income (loss) - pro forma...........       $    2,395       $   (923)     $    1,708          $  (3,318)
                                                       =======        ========      ==========          ==========

     Net income (loss) per common share,
       basic and diluted:
         As reported.........................       $     0.38       $  (0.12)     $     0.28          $   (0.43)
                                                       ========       ========      ==========          ==========
         Pro forma...........................       $     0.37       $  (0.14)     $     0.26          $   (0.52)
                                                       ========       ========      ==========          ==========

                                      -17-

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)


6.   Income Taxes

     The income tax expense for the three and nine month periods ended September 30, 2003 results from state and local taxes based upon income, minimum state and local taxes based upon capital and a provision for Federal income taxes at a 34% rate. The income tax expense for the three and nine month periods ended September 30, 2002 results from the Federal tax benefit of the costs of the Convertible Trust Preferred Securities at Alternative Minimum Tax ("AMT") rates of 20%, plus minimum state and local taxes based upon capital, partially offset by expected refundable Federal income taxes arising from carryback claims at AMT rates.

     Income tax benefit attributable to the Convertible Trust Preferred Securities and the tax expense or benefit of discontinued operations are based upon the expected Federal tax rates in the respective periods.

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

     The following table details the computation of earnings per share, basic and diluted:


                                                      For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                      September 30,
                                                      --------------------------         -------------------------
                                                          2003           2002               2003           2002
                                                          ----           ----               ----           ----

     Numerator:
     Income (loss) from continuing operations ....    $   2,446,849   $  (736,643)      $ 1,801,154    $ (2,814,993)
     Income (loss) income from discontinued
        operations, net of income tax expense
        (benefit) of $4,000, $(15,000), $14,000
        and $12,000, respectively ................          (12,564)      (61,751)           27,368           46,799
                                                       -------------   -----------       ------------    ------------
     Net income (loss) ...........................     $  2,434,285   $  (798,394)      $ 1,828,522    $  (2,768,194)
                                                       =============   ============      ============    =============
     Denominator:
        Denominator for net income (loss) per
           common share, basic--weighted average
           common shares .........................        6,455,074      6,449,206        6,453,643         6,432,094
        Effect of dilutive securities:
             Employee stock options ..............            1,744           --                781               --
             Convertible Trust Preferred
               Securities ........................             --             --                 --               --
                                                       ------------    ------------       -----------       ---------
        Denominator for net income (loss) per
           common share, diluted--weighted
           average common shares .................        6,456,818      6,449,206         6,454,424        6,432,094
                                                       ============   ============        ===========      ==========
     Per share amounts, basic and diluted:
           Income (loss) from continuing
             operatings. .........................      $      0.38  $      (0.11)        $     0.28     $     (0.44)
           (Loss) income from discontinued                      --          (0.01)                --            0.01
             operations ..........................     ------------   ------------        -----------     -----------
           Net income (loss)......................      $      0.38   $     (0.12)        $     0.28     $     (0.43)
                                                       ============   ============        ===========     ===========

                                      -18-

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

Commercial Property Investments-Wellsford/Whitehall

The Company's commercial property investments currently consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall at September 30, 2003.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $55,130,000 and $55,592,000 at September 30, 2003 and December 31, 2002, respectively. The Company's share of (loss) income from Wellsford/Whitehall follows:


                                                      For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                      September 30,
                                                      --------------------------         -------------------------
                                                          2003           2002*              2003           2002*
                                                          ----           ----               ----           ----

(Loss) income from continuing operations..        $    (34,000)    $     69,000       $   (510,000)     $    347,000
(Loss) income from discontinued
   operations.............................             (96,000)         104,000           (122,000)          268,000
Net gain (loss) from asset sales..........              37,000              --           2,951,000           (81,000)
Write-off of deferred debt costs and
   prepayment penalties from debt pay-
   offs upon sales of assets..............                 --               --            (973,000)               --
                                                  -------------    -------------      -------------     --------------
   (Loss) income from
      Wellsford/Whitehall.................       $     (93,000)    $    173,000       $  1,346,000      $    534,000
                                                 ==============    =============      =============     ==============

---------------
* Asset sold in 2002 not treated as a discontinued operation.

Pursuant to an amended operating agreement executed in December 2000, Whitehall has agreed to pay the Company fees with respect to assets sold by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment thresholds being reached) for each purchase of real estate made by certain other affiliates of Whitehall, until such purchases aggregate $400,000,000. The Company earned fees of approximately $22,000 during the three months ended September 30, 2002 and $430,000 and $29,000 during the nine months ended September 30, 2003 and 2002, respectively. The Company did not earn any fees during the three months ended September 30, 2003.

At September 30, 2003, Wellsford/Whitehall owns and operates 25 properties (including 17 office properties, five retail properties and three land parcels) aggregating approximately 2,752,000 square feet of improvements (including approximately 546,000 square feet under renovation), primarily located in New Jersey, Massachusetts and Maryland. Wellsford/Whitehall completed the following asset sales during the nine months ended September 30, 2003:

(amounts in thousands, except square feet and per share foot amounts)

   Month                                                                       Gross                    Sales Price
    of                                                                        Leasable                      Per
   Sale              Property                           Location            Square Feet  Sales Price    Square Foot
   -----    ------------------------------     ---------------------------  -----------  -----------    -----------
  January   Decatur .......................     Decatur, GA                    10,000     $   2,370      $  234
                                                                              -------     ---------
  February  Portfolio sale (A):
              Mountain Heights Center #1 ..     Berkeley Hts, NJ              183,000
              Mountain Heights Center #2 ..     Berkeley Hts, NJ              123,000
              Greenbrook Corporate Center .     Fairfield, NJ                 201,000
              180/188 Mt. Airy Road .......     Basking Ridge, NJ             104,000
              One Mall North ..............     Columbia, MD                   97,000
              Gateway Tower ...............     Rockville, MD                 248,000
                                                                             --------
            Total portfolio sale ..........                                   956,000       136,835         143
                                                                             --------     ---------
  March     60 Turner Street ..............     Waltham, MA                    16,000         1,300          81
                                                                             --------     ---------
  May       79 Milk Street (B).............     Boston, MA                     65,000
            24 Federal Street (B)..........     Boston, MA                     75,000
                                                                             --------
                                                                              140,000        33,000         236
                                                                             --------     ---------
  June      Greenbrook land................     Fairfield, NJ                      --           785          --
                                                                             --------     ---------

                                                                            1,122,000     $ 174,290
                                                                            =========     =========

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

At September 30, 2003, the Company had the following investments: (i) direct debt investment of $3,096,000 which bore interest at 8.25% per annum as of September 30, 2003 and had a remaining term to maturity of approximately 2.3 years; (ii) approximately $32,743,000 of equity investments in companies which were organized to invest in debt instruments, including $29,114,000 in Second Holding Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment-grade rated other asset-backed securities ("Second Holding") and approximately $3,630,000 in Clairborne Fordham Tower, L.L.C. ("Clairborne Fordham"), a company organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; and (iii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company ("Reis"). In addition, the Company owns and operates one commercial property with a net book value of approximately $1,930,000 totaling approximately 50,000 square feet located in Philadelphia, Pennsylvania, which is held for sale at September 30, 2003 and is reflected in discontinued operations in the accompanying financial statements.

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

At September 30, 2003, the Company had an 85.85% interest as the managing owner in a five phase, 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as a rental property. A 264 unit fourth phase is being converted into condominiums. The Company sold 196 units through September 30, 2003 and, although all remaining units have been included in residential units held for sale at September 30, 2003, 22 of the unsold units are available for rent and will be included in rental operations until the sales inventory has to be replenished. The land for the remaining approximate 352 unit fifth phase is being held for possible future development or sale.

Other Segment Information

The following table provides occupancy rates and gross leasable square footage/gross rentable units by SBU as of each specified date:


                            Commmercial Property                                            Development and
                               Investments (A)        Debt and Equity Investments (B)     Land Investments (C)
                               --------------        -------------------------------     --------------------
                                         Gross                           Gross                           Gross
                                       Leasable                        Leasable                        Rentable
                        Occupancy %   Square Feet       Occupancy %   Square Feet       Occupancy %      Units
                        -----------   -----------       -----------   -----------       -----------      -----
September 30, 2003....      73%        2,206,000           48%           50,000             91%          1,184
June 30, 2003 ........      73%        2,206,000           49%          175,000             87%          1,184
March 31, 2003 .......      73%        2,346,000           58%          175,000             93%          1,184
December 31, 2002 ....      76%        3,328,000           60%          175,000             95%          1,184
September 30, 2002 ...      79%        3,328,000           60%          175,000             94%          1,184
June 30, 2002 ........      80%        3,328,000           62%          175,000             84%          1,184
March 31, 2002 .......      75%        3,300,000           62%          175,000             76%          1,292
December 31, 2001.....      69%        3,307,000           62%          175,000             77%            896

----------
(A) Occupancy % and Gross Leasable Square Feet exclude square feet for properties under renovation of 546,000 square feet at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, September 30, 2002 and
     June 30, 2002, respectively, and 605,000 and 598,000 square feet at March 31, 2002 and December 31, 2001, respectively.
(B) Occupancy rate for the remaining asset acquired from Value Property Trust ("VLP") held in this SBU.
(C) Increases in the physical occupancy rate since June 30, 2002 were achieved, in part, by an increase in concessions during the period. As of September 30, 2003, the average concession was approximately 2.5 months of rent on a 12-month lease.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

Results of Operations
---------------------

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Rental revenue decreased $601,000. This decrease is due to the impact of rent concessions in excess of the 2002 period at all phases of Palomino Park in the Wellsford Development SBU ($225,000), reduced rental operations at the Silver Mesa phase resulting from unit sales and fewer units being rented in the 2003 period as compared to the 2002 period ($218,000) and decreased average physical occupancy at the Blue Ridge, Red Canyon and Green River phases during the 2003 period to 89% occupied as compared to 94% in the 2002 period ($158,000).

Revenues from sales of residential units and the associated cost of sales from such units were $5,980,000 and $5,070,000, respectively, from 27 sales during the three months ended September 30, 2003 and were $2,977,000 and $2,699,000, respectively, from 14 sales during the corresponding 2002 period. The average pre-tax income from 2003 unit sales was approximately $13,800 greater per unit than in the corresponding 2002 period as a result of sales of larger units, a reduced commission rate on the units sold and declining interest costs included in cost of sales as the average outstanding debt balance was being reduced over the 2002 period until its ultimate repayment in May 2003. There was no interest in cost of sales during the 2003 period from the Silver Mesa Conversion Loan as such loan was repaid in May 2003.

Interest revenue increased $4,308,000. This increase is due to the receipt of a yield maintenance penalty of $4,368,000 from the prepayment of the 277 Park loan at September 30, 2003, offset by reduced interest of $10,000 earned on loans from lower average outstanding loan balances in the 2003 period as compared to the 2002 period, as well as reduced interest earned on cash of $50,000 from lower base interest rates during the current period versus the comparable 2002 period.

Fee revenue increased $44,000. The Company's management fees for its role in the Second Holding investment increased $66,000 from the growth of assets under management in that venture, offset by reduced fees payable by Whitehall derived from Wellsford/Whitehall as no asset sales or purchases occurred in the 2003 period, however, the Company earned $22,000 of fees in the 2002 period from an asset purchase by a Whitehall affiliate.

Property operating and maintenance expenses increased $24,000. This increase is primarily the result of additional tenant replacement costs, advertising costs, rising insurance premiums and the Company absorbing higher utility costs in 2003 because of an 89% average physical occupancy compared to 94% in the 2002 period.

The increase in real estate taxes of $12,000 is primarily attributable to higher assessments and a rise in rates in the 2003 period as compared to the 2002 period for all of the phases at Palomino Park.

Depreciation and amortization expense decreased $74,000. This decrease is attributable to a reduced depreciation basis resulting from the transfer of 96 Silver Mesa units from operations to residential units available for sale during the year ended December 31, 2002 ($54,000) and reduced amortization of joint venture costs attributable to assets sold by Wellsford/Whitehall during 2003 ($34,000), offset by additional depreciation for fixed asset additions to the other Palomino Park phases ($14,000).

Property management expenses decreased $54,000. Such decrease is primarily due to the reduction in contractual management fees beginning October 1, 2002 from a 3% annual fee of gross receipts to a 2% annual fee for the Palomino Park operational phases in addition to a decrease in net rental revenue in the 2003 period (see above rental revenue discussion). If the fee had remained at 3% for the 2003 quarter, the decrease would have been $34,000 less.

Interest expense increased $208,000. This increase is attributable to the Green River phase as the 2003 period includes interest at a higher fixed rate from February 2003 on permanent financing, whereas in the 2002 period, the variable interest rate and the average outstanding balance on the construction financing were both lower than the 2003 amounts ($223,000). This increase was partially offset by lower average outstanding principal balances with respect to the other Palomino Park phases ($15,000).

General and administrative expenses decreased $197,000 primarily from reduced amortization of stock compensation as a result of most of the restricted stock grants fully vesting by December 31, 2002.

Income from joint ventures increased $71,000. An analysis of the increase is as follows:

                                                                For The Three Months Ended September 30,
                                                                -----------------------------------------
                                                                                                 Increase
                                                                2003              2002          (Decrease)
                                                                ----              ----          ----------

     Wellsford/Whitehall:
        (Loss) income from continuing
          operations (A)............................        $  (34,000)       $  69,000       $  (103,000)
        Net gain from asset sales (B)...............            37,000               --            37,000
        (Loss) income from discontinued
          operations (A)..... ......................           (96,000)         104,000          (200,000)
                                                            ----------        ----------       -----------
          (Loss) income from Wellsford/Whitehall....           (93,000)         173,000          (266,000)
     Second Holding (C).............................           578,000          241,000           337,000
     Clairborne Fordham Tower.......................            91,000           92,000            (1,000)
     Other..........................................                --           (1,000)            1,000
                                                            -----------       ----------       -----------
     Income from joint ventures ....................        $  576,000        $  505,000       $   71,000
                                                            ===========       ==========       ===========

     ----------
(A) The 2003 period was impacted by the sale of properties during 2003, lower occupancy and lower rental rates than the corresponding 2002 period.
(B) Net gains during the three months ended September 30, 2003 primarily result from subsequent realization of contingent sales proceeds.
(C) The increase in earnings is a result of an increase in average invested assets generating increased income for that venture.

Minority interest remained relatively unchanged as the loss from the Wellsford Development SBU was consistent in both periods.

Income tax expense increased $1,579,000 primarily from the Company having income in 2003 compared to a loss in the 2002 period, offset in part by a reduction in the estimate of annual minimum state and local taxes payable.

(Loss) income from discontinued operations, after income tax expense or benefit was a $62,000 loss in the fiscal 2002 period compared to a loss of $13,000 in the 2003 period. The change resulted primarily from the sale in July 2003 of one of the two properties held for sale.

The change in after tax cost of the Convertible Trust Preferred Securities results from utilizing a 34% tax benefit in 2003 and a 20% tax benefit in 2002.

The change in net income per share, basic and diluted of $0.50 per share from a loss in 2002 of $(0.12) per share to income in 2003 of $0.38 per share is attributable to current period income of $2,434,000, whereas in the 2002 period the loss was $(798,000).

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Rental revenue decreased $177,000. This decrease is due to the impact of rent concessions in excess of the 2002 period at all phases of Palomino Park in the Wellsford Development SBU ($1,285,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and fewer units being rented in the 2003 period as compared to the 2002 period ($469,000), offset by commenced operations at the Green River phase at Palomino Park effective January 1, 2002 as such revenues in the fiscal 2003 period are in excess of the 2002 period ($1,005,000) and increased physical occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($572,000).

Revenues from sales of residential units and the associated cost of sales from such units were $9,637,000 and $8,251,000, respectively, from 43 sales during the nine months ended September 30, 2003 and were $7,301,000 and $6,638,000, respectively, from 34 sales during the corresponding 2002 period. The average pre-tax income from 2003 unit sales was approximately $12,700 greater per unit than in the corresponding 2002 period as a result of sales of larger units, a reduced commission rate on the units sold and declining interest costs included in cost of sales as the average outstanding debt balance was being reduced over the periods until its ultimate repayment in May 2003.

Interest revenue increased $4,096,000. This increase is due to the receipt of a yield maintenance penalty of $4,368,000 from the prepayment of the 277 Park Loan at September 30, 2003, offset by reduced interest of $167,000 earned on loans from lower average outstanding loan balances in the 2003 period as compared to the 2002 period, as well as reduced interest earned on cash of $105,000 from lower base interest rates during the current period versus the comparable 2002 period.

Fee revenue increased $661,000. Sales fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $430,000 during the nine months ended September 30, 2003, with only $29,000 earned in the corresponding 2002 period. Additionally, the Company's management fees for its role in the Second Holding investment increased $260,000 from the growth of assets under management in that venture.

Property operating and maintenance expense decreased $14,000. This decrease is primarily the result of refunds for water charges by the municipality for Palomino Park coupled with the Company absorbing lower utility costs in 2003 because of a 90% average physical occupancy compared to 83% in the 2002 period and payroll reductions from a smaller property operating staff, almost entirely offset by additional tenant replacement and advertising costs and rising insurance premiums.

The increase in real estate taxes of $57,000 is primarily attributable to higher assessments and rates in the 2003 period as compared to the 2002 period for all of the phases at Palomino Park.

Depreciation and amortization expense increased $902,000. This increase is attributable to amortization of joint venture costs attributable to the seven assets sold during the nine months ended September 30, 2003 which were still subject to amortization treatment with only one such property sold by Wellsford/Whitehall during the 2002 period ($887,000), additional Green River depreciation as the final sections of this phase were put in service during the 2002 period ($193,000) and fixed asset additions to the other Palomino Park phases ($81,000), offset by a reduced depreciation basis resulting from the transfer of 96 Silver Mesa units from operations to residential units available for sale during the year ended December 31, 2002 ($259,000).

Property management expenses decreased $120,000. Such decrease is primarily due to the reduction in contractual management fees beginning October 1, 2002 from a 3% annual fee of gross receipts to a 2% annual fee for the Palomino Park operational phases, in addition to a decrease in net rental revenues in the 2003 period (see above rental revenue discussion). If the fee had remained at 3% for 2003, the decrease would have been $109,000 less.

Interest expense increased $513,000. This increase is primarily attributable to the Green River phase as the 2003 period includes interest at a higher fixed rate from February 2003 on permanent financing, whereas in the 2002 period, the variable interest rate and the average outstanding balance on the construction financing were both lower than the 2003 amounts ($613,000). In addition there was a higher average base interest rate on the Palomino Park Bonds in the 2003 period as compared to the 2002 period ($19,000). These increases were partially offset by reduced interest expense from a lower average outstanding principal balance and a lower base interest rate on the Silver Mesa Conversion Loan, which was fully repaid in May 2003 ($71,000) and lower average outstanding principal balances with respect to the other Palomino Park phases ($48,000).

General and administrative expenses decreased $603,000 primarily from reduced amortization of stock compensation as a result of most of the restricted stock grants fully vesting by December 31, 2002.

Income from joint ventures increased $1,657,000. An analysis of the increase is as follows:


                                                                 For The Nine Months Ended September 30,
                                                                -----------------------------------------
                                                                                                 Increase
                                                                2003              2002          (Decrease)
                                                                ----              ----          ----------
    Wellsford/Whitehall:
       (Loss) income from continuing
         operations (A)............................        $ (510,000)       $ 347,000     $     (857,000)
       Net gain (loss) from asset sales (B)........         2,951,000          (81,000)         3,032,000
       Write-off of deferred debt costs and
         prepayment penalties from debt pay-offs
         upon sales of assets (B)..................          (973,000)               --          (973,000)
       (Loss) income from discontinued
         operations (A)............................          (122,000)          268,000          (390,000)
                                                            ----------       ----------      -------------
         Income from Wellsford/Whitehall...........          1,346,000          534,000           812,000
    Second Holding (C).............................          1,297,000          452,000           845,000
    Clairborne Fordham Tower.......................            270,000          270,000                --
    Other..........................................             (1,000)          (1,000)               --
                                                          ------------       ----------      -------------
    Income from joint ventures.....................        $ 2,912,000       $1,255,000    $    1,657,000
                                                          ============       ==========      =============

    ------------------------
     (A) The 2003 period was impacted by the sale of ten properties during 2003, lower occupancy and lower rental rates than the corresponding 2002 period.
     (B) Ten properties and one land parcel were sold during the 2003 period with one sale in the corresponding 2002 period. The asset sold in 2002 was not treated as a discontinued operation. The write-off of deferred debt costs is only related to nine of the ten properties which were encumbered.
     (C) The increase in earnings is a result of an increase in average invested assets generating increased income for that venture.

Minority interest changed $28,000 from a benefit of $85,000 in the 2002 period to a benefit of $57,000 in the 2003 period, attributable to a smaller loss in the Wellsford Development SBU in 2003 as compared to the 2002 period.

Income tax expense increased $1,806,000 primarily from the Company having a pre-tax profit in 2003 and a loss in 2002 in which the tax benefit from an estimated carry back of losses was more than offset by minimum state and local taxes.

Income from discontinued operations after taxes amounted to $47,000 in the 2002 period and $27,000 in the 2003 period. The decrease is primarily attributable to the sale in July 2003 of one of the two properties held for sale.

The change in after tax cost of the Convertible Trust Preferred Securities results from an estimated 34% tax benefit in 2003 and a 20% tax benefit in 2002.

The increase in net income per share, basic and diluted of $0.71 per share from a loss in 2002 of $(0.43) per share to income in 2003 of $0.28 per share, is attributable to current period income of $1,829,000, whereas in the 2002 period, the loss was $(2,768,000).

Liquidity and Capital Resources
-------------------------------

The Company expects to meet its short-term liquidity requirements, such as operating expenses, generally through its available cash, sales of residential units in the Wellsford Development SBU (proceeds from such sales have increased from approximately 10% of net sales proceeds to 100% when the Silver Mesa Conversion Loan was fully repaid in May 2003) and cash provided by operations.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, financing acquisitions, new investments and development, financing capital improvements, minority interest distributions and joint venture financing requirements through the use of available cash, receipt of payments related to notes receivable, sales of residential units in the Wellsford Development SBU, sale of the remaining VLP asset in the Wellsford Capital SBU, refinancings and the issuance of debt and the offering of additional debt and equity securities. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations, tenant improvements and leasing costs of its properties, repayments of debt maturities and operating expenses with available cash, operating cash flow from its properties, refinancing of existing loans and draws from the $10,000,000 commitment of additional financing or preferred equity from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had completed funding their entire respective equity commitments. The additional financing/preferred equity commitment, of which the Company's share is $4,000,000, is fully available to Wellsford/Whitehall until December 31, 2003. Prior to June 30, 2003 the Wellsford/Whitehall GECC Facility provided for additional financing to fund certain capital expenditures related to its properties if certain operating ratios were met; such ability expired at June 30, 2003 with no funds being advanced. Wellsford/Whitehall is in the process of negotiating an extension to the period for the funding of capital additions for tenant improvements and leasing commissions, as well as extending the maturity date of the loan. Wellsford/Whitehall expects to sign a new agreement with GECC in November 2003, but no definitive agreement has been executed as of the date hereof. The draft agreement provides for an extension of the loan maturity to June 2006, interest at LIBOR plus 3.25% per annum (currently, LIBOR plus 2.90% per annum) and for a $16 million line of credit to fund certain leasing related capital improvements if defined operating income is achieved. No distributions are allowed to be made to members and excess cash flow, as defined, from the properties collateralizing the GECC facility can only be used for capital expenditures for such properties. There can be no assurance as to whether Wellsford/Whitehall will achieve the operating results which will allow for capital expenditure financing under the amended terms. The Company and Whitehall have agreed to commit an additional $10,000,000 to Wellsford/Whitehall, but there can be no assurance that this amount will be sufficient. Any additional amounts to be contributed by the partners will require mutually satisfactory documentation. At September 30, 2003, Wellsford/Whitehall's cash and cash equivalents balance was approximately $10,820,000 and restricted cash available for certain capital improvements was approximately $12,500,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds, medium-term notes and commercial paper. Liquidity for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments, from amortization of investments and upon repayment of investments at maturity. Second Holding also has $375,000,000 available on its line of credit at September 30, 2003. The nature of Second Holding's business results in the entity being highly leveraged.

The Company's retained earnings included approximately $3,141,000 of undistributed earnings from Second Holding at September 30, 2003 as distributions are limited to 48.25% of earnings.

Other Items Impacting the Company's Liquidity and Resources

277 Park Loan

During September 2003, the 277 Park Loan was prepaid by the borrower. The Company's share of the loan was $25,000,000 and bore interest at 12.00% per annum with a stated maturity of May 2007. Pursuant to the terms of the loan, WRP received a yield maintenance penalty of $4,368,000 which is included in interest revenue for the three and nine months ended September 30, 2003.

This note would have provided for $767,000 of interest revenue in the fourth quarter of 2003 and $3,042,000 for future annual periods to May 2006 for both the Wellsford Capital SBU and the Company's consolidated statement of operations. Additionally, as a result of the prepayment and no expected near-term replacement of this investment's revenue and income impact, it is anticipated that the Company will not meet the existing debt service requirements under the terms of the agreement with the credit enhancer for the Palomino Park Bonds during one of the quarterly tests in 2004. The Company has formally requested an amendment to the covenant terms which would have the effect of offsetting the loss of such income for the six fiscal quarters beginning with the December 31, 2003 quarter. An agreement to effect such a change is being prepared, but no definitive agreement has been executed as of the date hereof. The current enhancement term expires in May 2005.

Second Holding Investments

The following table details the allocation of investments for Second Holding:


                                      September 30, 2003                   December 31, 2002
                                  ----------------------------       ----------------------------
                                    Amount           Percent            Amount          Percent
                                  -----------      -----------       -----------      -----------

Security for Investments (A)
----------------------------
Real Estate ................      $  591,985,000           33%       $  587,358,000          33%
Corporate debt .............         437,030,000           24%          462,041,000          26%
Consumer/trade receivables .         125,000,000            7%          125,000,000           7%
Bank deposits ..............         105,000,000            6%          105,000,000           6%
Aircraft loans and leases ..          94,625,000            5%           80,000,000           4%
Sovereign debt .............          73,000,000            4%          100,960,000           6%
Fuel/oil receivables .......          35,000,000            2%           35,000,000           2%
Other asset-backed
  securities ...............         347,591,000           19%          290,399,000          16%
                                  --------------   -----------       --------------   ----------
Total investments(B)........      $1,809,231,000          100%       $1,785,758,000         100%
                                  ==============   ===========       ==============   ==========
Total assets(C).............      $1,940,900,000                     $1,840,096,000
                                  ==============                     ==============

  Standard & Poor's
Ratings of Investments
-----------------------------
AAA ........................      $1,278,921,000           71%       $1,267,616,000          71%
AA+ ........................          63,808,000            4%           35,000,000           2%
AA .........................         208,765,000           12%          163,581,000           9%
AA- ........................         116,002,000            6%          164,223,000           9%
A+ .........................          24,922,000            1%           24,922,000           1%
A ..........................          79,813,000            4%           97,092,000           6%
A- .........................          37,000,000            2%           33,324,000           2%
                                  --------------   -----------       --------------   ----------
Total investments(B)........      $1,809,231,000          100%       $1,785,758,000         100%
                                  ==============   ===========       ==============   ==========

-----------------------------
(A) Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B) Investments are variable rate based at a weighted average annual interest rate of 1.75% and 2.21% at September 30, 2003 and December 31, 2002, respectively.
(C) Includes $100,992,000 of cash and cash equivalents and $30,677,000 of other assets at September 30, 2003. The December 31, 2002 amount includes $16,876,000 of cash and cash equivalents and $37,462,000 of other assets.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,875,151,000 and $1,722,933,000 at September 30, 2003 and
December 31, 2002, respectively, including junior subordinated bonds due in April 2010 of $100,000,000 and $150,000,000 at September 30, 2003 and December
31, 2002, respectively. Second Holding debt had a weighted average annual interest rate of 1.20% and 1.69% at September 30, 2003 and December 31, 2002, respectively, after the effect of swaps on fixed rate debt to a floating rate. One of the partners of Second Holding is committed through April 2010 to provide credit enhancement, through the issuance of an insurance policy by one of its affiliates, for the payment of principal and interest of the junior subordinated bond issue of $100,000,000. The parent company of this partner announced that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, however it will continue to support its existing book of credit enhancement business. The Company does not believe that this decision will have a material impact on the business and operations of Second Holding as a result of that partner's commitment to the venture.


Clairborne Fordham Tower, L.L.C

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance, organized Clairborne Fordham which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Company fully funded its $3,400,000 share of the loan. The loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and is secured by a lien on the equity interests of the owner of Fordham Tower. The Company may earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest and fees have not been accrued by the Company or Clairborne Fordham. The Company's investment in the Clairborne Fordham venture is accounted for on the equity method. The Company's share of income from Clairborne Fordham was approximately $91,000 and $92,000 for the three months ended September 30, 2003 and 2002 and $270,000 and $270,000 for the nine months ended September 30, 2003 and 2002, respectively.

Construction is complete and delivery of certain units commenced in December 2002. As of September 30, 2003, no units were under contract and 220 units (including nine penthouses and 211 standard units) had closed for gross proceeds of approximately $152,300,000. The remaining unsold units consist of five standard units, 13 penthouses and six townhouses. In addition, the owner of Fordham Tower is seeking to sell the 12,000 square feet of retail space and a 200 space commercial parking facility, both of which are part of the project.

The loan was not repaid at maturity and the venture has negotiated an amended loan agreement, subject to final signatures, extending the loan to December 31, 2004. The amended terms provide for the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. The Company's share of such additional interest including fees could be approximately $3,000,000 depending upon the amount and timing of project proceeds. In lieu of interest after September 30, 2003 Clairborne Fordham will also participate in additional cash flow, as defined, if earned from net sales proceeds of the Fordham Tower project.

The agreement provides for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off the existing construction loan, any unpaid construction costs and to make an immediate principal payment to Clairborne Fordham of approximately $4,600,000, of which the Company's share is approximately $460,000. The principal payments were made on October 3, 2003. The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower.

The Company and Clairborne Fordham have concluded that their respective investment and loan balances are not impaired at September 30, 2003.

Silver Mesa Condominium Sales and Rental Operations

During the three months ended September 30, 2003, the Company sold 27 Silver Mesa units and received net proceeds of approximately $5,547,000. During the nine months ended September 30, 2003, the Company sold 43 Silver Mesa units and received net proceeds of $6,992,000. During May 2003, the Company repaid the remaining principal balance of the Silver Mesa conversion loan with proceeds from Silver Mesa unit sales and available cash. Net proceeds received by the Company from the above sales are generally available for working capital purposes.

The Company's sales of residential units at Silver Mesa have a seasonal trend where sales are generally higher in the summer and fall months than during the winter and early spring. Therefore, the third quarter 2003 results may not be indicative of the sales pace in future quarters.

The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, rental revenues and corresponding operating expenses will diminish.


                                                      For the Three Months Ended         For the Nine Months Ended
                                                             September 30,                      September 30,
                                                      --------------------------         -------------------------
                                                          2003           2002               2003           2002
                                                          ----           ----               ----           ----

     Rental revenue..............                     $ 145,000       $ 343,000          $  617,000       $1,137,000
     Net operating income (A)....                     $  57,000       $ 170,000          $  370,000       $  636,000

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

Cash Flows
----------

For the nine months ended September 30, 2003

Cash flow provided by operating activities of $15,940,000 primarily consists of
(i) income from continuing operations of $1,801,000, (ii) a decrease in the balance of residential units available for sale of $7,226,000, (iii) depreciation and amortization of $4,672,000, (iv) a decrease in the balance of prepaid and other assets of $2,683,000 (including approximately $1,942,000 from the receipt of refundable Federal income taxes), (v) an increase in the balance of accrued expenses and other liabilities of $1,135,000, (vi) amortization of deferred compensation of $215,000, (vii) shares issued for director compensation of $69,000, partially offset by (i) undistributed joint venture income of $1,555,000, (ii) an increase in the balance of restricted cash and investments of $249,000, and (iii) undistributed minority interest benefit of $57,000.

Cash flow provided by investing activities of $25,507,000 consists of repayments of notes receivable of $25,516,000 (including the $25,000,000 mezzanine loan on 277 Park Avenue), offset by additional investments in real estate assets of $9,000.

Cash flow used in financing activities of $2,693,000 consists of principal payments of mortgage notes payable of $42,376,000 (including $37,111,000 for a maturing construction loan on the Green River property and $4,318,000 for the Silver Mesa Conversion Loan) and deferred financing costs of $317,000 on the new Green River loan, offset by borrowings under such loan of $40,000,000.

Net cash provided by discontinued operations of $4,077,000 is the net change in cash, other assets, liabilities, operating income and the sale proceeds from one of the two VLP assets held for sale in the Wellsford Capital SBU.

For the nine months ended September 30, 2002

Cash flow provided by operating activities of $3,017,000 primarily consists of
(i) a net decrease in residential units available for sale of $5,352,000, (ii) depreciation and amortization of $3,770,000, (iii) a decrease in prepaid and other assets of $1,219,000, (iv) amortization of deferred compensation of $932,000 and (v) shares issued for director compensation of $68,000, offset by
(vi) a loss from continuing operations of $2,815,000, (vii) a decrease in accrued expenses and other liabilities of $3,053,000, (viii) an increase in restricted cash and investments of $1,741,000, (ix) undistributed joint venture income of $630,000 and (x) undistributed minority interest benefit of $85,000.

Cash flow provided by investing activities of $5,645,000 consists of repayments of notes receivable of $6,173,000, offset by a capital contribution to Reis of $210,000 and additional investments in real estate assets of $318,000.

Cash flow used in financing activities of $5,623,000 consists of principal payments of mortgage notes payable of $6,715,000 (including $6,100,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by proceeds received upon the exercise of options of $676,000 and interest funded by a construction loan of $431,000.

Net cash used in discontinued operations of $347,000 is the net change in cash, other assets and liabilities and income from the two VLP assets held for sale in the Wellsford Capital SBU.

Risks Associated with Forward-Looking Statements
------------------------------------------------

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses, including, but not limited to, energy, water and insurance; the availability of insurance coverages; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including, but not limited to the WTC Certificates, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks associated with ability to renew or obtain necessary credit enhancements from third parties; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistant with those of the Company and our partners being in a position to take action contrary to our instructions or requests; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality on the Company's ability to sell condominium units; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

One of the Company's primary market risk exposures is to changes in interest rates. The Company and its joint venture investments each manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:


(amounts in thousands, except per share amounts)
                                                                        Effect of 1%
                                                     Balance at       Increase in Base
                                                    September 30,        Rate on Income
                                                        2003             (Expense)
                                                   --------------     ----------------
Consolidated assets and liabilities:
   Notes receivable:
      Fixed rate..............................     $      3,096       $           --
                                                   ============       --------------
   Mortgage notes payable:
      Variable rate...........................     $     12,680                 (127)
      Fixed rate..............................           97,177                   --
                                                   ------------       --------------
                                                   $    109,857                 (127)
                                                   ============       --------------
   Convertible Trust Preferred Securities:
      Fixed rate..............................     $     25,000                   --
                                                   ============       --------------

Proportionate share of assets and liabilities
   from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate........................     $    924,766                9,248
                                                   ============
      Debt:
         Variable rate........................     $    950,291               (9,503)
                                                   ============       --------------
      Net effect from Second Holding..........                                  (255)
                                                                      --------------

   Wellsford/Whitehall:
      Debt:
         Variable rate, with LIBOR cap (A)....     $     39,414                 (394)
         Fixed rate...........................           26,413                  --
                                                   ------------       --------------
                                                   $     65,827
                                                   ============
      Effect from Wellsford/Whitehall.........                                  (394)
                                                                      --------------

   Fordham Tower:
      Fixed rate(B)...........................     $     3,400                    --
                                                   ============       --------------


Net decrease in annual income, before minority
   interest and income tax benefit............                                  (776)
Minority interest.............................                                    18
Income tax benefit............................                                   303
                                                                      --------------
Net decrease in annual net income.............                        $         (455)
                                                                      ==============
Per share, basic and diluted..................                        $        (0.07)
                                                                      ==============

-----------
(A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in-effect 30-day LIBOR contract of 1.12% at September 30, 2003.
(B) In October 2003, the Company's investment in Fordham Tower was reduced to $2,945 as a result of a partial principal payment, as provided in the amended loan agreement. For purposes of this disclosure, the balance will be presented as a fixed rate investment as the balance does not accrue interest and future earnings from this venture by the Company will be based upon future profits from sales of units or other capital events.

                                      -31-

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

Part II. Other Information:
        -----------------

     Item 1:   Legal Proceedings.

               The Company is not presently a party in any material litigation.

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

          3.4 Bylaws of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

          31.1          Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2          Chief Financial Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 2003, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

            Date of Report
        (Date of Earliest Event)        Items Reported             Date Filed
        ------------------------        --------------             ----------

         August 6, 2003           The Company furnished          August 6, 2003
        (August 6, 2003)          under Item 9, a copy of
                                  the press release
                                  reporting results for the
                                  second quarter ended
                                  June 30, 2003.

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

Dated:   November 13, 2003