Form 10-K
period 2003-12-31
WELLSFORD REAL PROPERTIES INC
filed 2004-03-12
CIK 1038222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________.

                        Commission File Number 001-12917

                         WELLSFORD REAL PROPERTIES, INC.
      --------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Maryland                                       13-3926898
-------------------------------------     --------------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

     535 Madison Avenue, New York, NY                      10022
-------------------------------------     --------------------------------------
 (Address of Principal Executive Offices)                (Zip Code)

                                 (212) 838-3400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
       Title of Each Class                          On Which Registered
-------------------------------------     --------------------------------------
    Common Stock $0.02 par value                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES  X    NO
                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2).  YES  X     NO
                                  ---       ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $99,500,000 based on the closing price on the American Stock Exchange for such shares on June 30, 2003.

The number of the Registrant's shares of Common Stock outstanding was 6,456,850 as of March 9, 2004 (including 169,903 shares of Class A-1 Common Stock).

                       Documents Incorporated By Reference
Portions of the Definitive Proxy Statement for the 2004 Annual Shareholders' Meeting are incorporated by reference into Part III. Additionally, the Company's registration statement on Form S-3 (File No. 333-73874) filed with the Securities and Exchange Commission on December 14, 2001 is also incorporated by reference herein.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
 Item                                                                       Page
  No.                                                                        No.
-----                                                                       ----

                                     PART I

1.   Business..................................................................3
2.   Properties...............................................................15
3.   Legal Proceedings........................................................19
4.   Submission of Matters to a Vote of Security Holders......................19

                                     PART II

5.   Market for Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities......................19
6.   Selected Financial Data..................................................21
7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations..............................................23
7a.  Quantitative and Qualitative Disclosures about Market Risk...............42
8.   Consolidated Financial Statements and Supplementary Data.................43
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................43
9a.  Controls and Procedures..................................................43

                                    PART III

10.  Directors and Executive Officers of the Registrant.......................43
11.  Executive Compensation...................................................44
12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters........................................44
13.  Certain Relationships and Related Transactions...........................44
14.  Principal Accountant Fees and Services...................................44

                                     PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........44

                              FINANCIAL STATEMENTS

15a. Consolidated Balance Sheets as of December 31, 2003 and 2002............F-3
     Consolidated Statements of Operations for the Years Ended
       December 31, 2003, 2002 and 2001......................................F-4
     Consolidated Statements of Changes in Shareholders' Equity for the
       Years Ended December 31, 2003, 2002 and 2001..........................F-5
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2003, 2002 and 2001......................................F-6
     Notes to Consolidated Financial Statements..............................F-8
     Wellsford/Whitehall Group, L.L.C. Consolidated Financial
       Statements and Notes.................................................F-47
     Second Holding Company, LLC Consolidated Financial
       Statements and Notes.................................................F-64

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

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company's operations are organized into three Strategic Business Units ("SBUs") within which it executes its business plan. The portfolio of investments held in each SBU at December 31, 2003 includes:

     Commercial Property Operations-Wellsford/Whitehall Group, L.L.C. A 32.59%
          interest in a private joint venture that owns and operates 25 properties (including 17 office properties, five net-leased retail properties and three land parcels) as of December 31, 2003 totaling approximately 2,808,000 square feet of improvements, primarily located in New Jersey and Massachusetts. The Company's investment in Wellsford/Whitehall was approximately $14,616,000 at December 31, 2003.

     Debt and Equity Activities-Wellsford Capital
     o Direct debt investment of $3,096,000 which bore interest at 8.25% per annum during 2003 and had a remaining term to maturity of two years at December 31, 2003;
     o Approximately $32,353,000 of equity investments in companies which were organized to invest in debt instruments including (i) approximately $29,167,000 in Second Holding Company, LLC, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding") and (ii) approximately $3,186,000 in Clairborne Fordham Tower, L.L.C. ("Clairborne Fordham"), a company initially organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago;
     o Approximately $6,790,000 invested in Reis, Inc. ("Reis"), a real estate information and database company;
     o A 49,000 square foot commercial property located in Philadelphia, Pennsylvania with a net book value of approximately $1,973,000; and
     o A $330,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

     Property Development and Land Operations-Wellsford Development
          An 85.85% interest as managing owner in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as rental property. A 264 unit fourth phase has been converted into condominiums. Sales commenced in February 2001 and through December 31, 2003, the Company has sold 209 units. The land for the remaining fifth phase is being held for possible future development. The Company's equity in Palomino Park is approximately $16,919,000 at December 31, 2003.

See the accompanying consolidated financial statements for certain financial information regarding the Company's industry segments.

The Company's executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400; web address, www.wellsford.com; e-mail, wrpny@wellsford.com. To access the Company's other documents filed with the Securities and Exchange Commission, visit www.wellsford.com. The Company has 16 employees as of December 31, 2003.

Commercial Property Operations - Wellsford/Whitehall
----------------------------------------------------

The Company's commercial property operations consist solely of its interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"), a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall as of December 31, 2003 and 2002. The manager of the joint venture is a Goldman Sachs and Whitehall affiliate. At December 31, 2003, Wellsford/Whitehall owns and operates 25 properties (including 17 office properties, five net-leased retail properties and three land parcels), totaling approximately 2,808,000 square feet of improvements, primarily located in New Jersey and Massachusetts.

Wellsford/Whitehall is a private real estate operating company organized to lease and re-lease space, perform construction for tenant improvements, expand buildings, re-develop properties and based on general and local economic conditions and specific conditions in the real estate industry, may from time to time sell properties for an appropriate price. It is not expected that Wellsford/Whitehall will purchase any new assets in the near future.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $14,616,000 and $55,592,000 at December 31, 2003 and 2002, respectively. The Company's share of (loss) income from Wellsford/Whitehall was approximately $(36,473,000), $(1,292,000) and $4,367,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Upon formation of Wellsford/Whitehall in August 1997, $150,000,000 was committed by the partners ($75,000,000 each), including the amount of contributed properties, net of assumed debt. The capital requirements were modified in June 1999 to an aggregate of $250,000,000. The Company's total portion of $85,000,000 and Whitehall's total portion of $165,000,000 were fully funded as of December 31, 2001.

In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of the joint venture, effective January 1, 2001 (the "Amendments"). The Amendments, which, among other items, provided for the Company and Whitehall to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall if required. No amounts were advanced by either partner prior to the expiration of this commitment at December 31, 2003. Additionally, WP Commercial, L.L.C. ("WP Commercial"), replaced the Company as the managing member of Wellsford/Whitehall. WP Commercial is owned by affiliates of Goldman Sachs and Whitehall and senior management of WP Commercial. WP Commercial provides management, construction, development and leasing services to Wellsford/Whitehall based upon an agreed fee schedule. WP Commercial also provides similar services to a new venture formed by Whitehall (the "New Venture") as well as other affiliates of Whitehall and to third parties, including tenants of Wellsford/Whitehall and new owners of properties disposed of by Wellsford/Whitehall.

The Amendments included a buy/sell agreement of equity interests between the Company and Whitehall which can be exercised by either party after December 31, 2003 with respect to the Wellsford/Whitehall venture (the "Buy/Sell Agreement"). The nature of the Buy/Sell Agreement allows for either the Whitehall funds as a group or the Company to provide notice that it intends to purchase the non-initiating partner's interest at a specific price. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the Wellsford/Whitehall GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither party has exercised its buy/sell right under the Buy/Sell Agreement.

As a condition to the formation of Wellsford/Whitehall in 1997, the Company had agreed with Whitehall to conduct its business and activities relating to office properties (but not other types of commercial properties) located in North America solely through its interest in Wellsford/Whitehall. Whitehall has agreed to waive this condition in connection with the Amendments.

During the years ended December 31, 2003, 2002 and 2001, Wellsford/Whitehall completed the following purchase and sale transactions:

   (amounts in millions, except square feet and per square foot amounts)

   2003 Activity
   Sales:

                                                                                Gross                          Sales
                                                                               Leasable         Sales        Price per
  Month                   Property                    Location                Square Feet      Price        Square Foot
-----------          -------------------------------  -------------------     ------------  ------------   --------------

   January           Decatur - CVS..................  Decatur, GA                 10,000    $      2.4     $       234
                                                                              ------------  ------------
   February          Portfolio sale (A):
                        Mountain Heights Center #1..  Berkeley Hts, NJ           183,000
                        Mountain Heights Center #2..  Berkeley Hts, NJ           123,000
                        Greenbrook Corporate Center.  Fairfield, NJ              201,000
                        180/188 Mt. Airy Road.......  Basking Ridge, NJ          104,000
                        One Mall North..............  Columbia, MD                97,000
                        Gateway Tower...............  Rockville, MD              248,000
                                                                              ------------
                           Total portfolio sale.....                             956,000         136.8             143
                                                                              ------------  ------------
   March             60 Turner Street...............  Waltham, MA                 16,000           1.3              81
                                                                              ------------  ------------
   May               79 Milk Street (B).............  Boston, MA                  65,000
                     24 Federal Street (B)..........  Boston, MA                  75,000
                                                                              ------------
                                                                                 140,000          33.0             236
                                                                              ------------  ------------
   June              Greenbrook land................  Fairfield, NJ                   --           0.8              --
                                                                              ------------  ------------

                                                                               1,122,000    $    174.3
                                                                              ============  ============


   2002 Activity
   Sales:

                                                                                Gross                         Sales
                                                                               Leasable        Sales        Price per
  Month                   Property                    Location                Square Feet      Price        Square Foot
-----------          -------------------------------  -------------------     ------------  ------------   --------------

   June              McDonough Crossroads...........  Owings Mills, MD            31,732    $      2.9     $          91
                                                                              ============  ============   =============


   2001 Activity
   Purchases (C):

                                                                                Gross                         Purchase
                                                                               Leasable      Purchase        Price per
  Month                   Property                    Location                Square Feet      Price        Square Foot
-----------          -------------------------------  -------------------     ------------  ------------   --------------

   April             Five CVS locations.............  Various                     54,000    $     18.7     $         342
   October           Decatur - CVS..................  Decatur, GA                 10,000           2.3               232
                                                                              ------------  ------------

                                                                                  64,000    $     21.0
                                                                              ============  ============


   Sales:
                                                                                Gross                          Sales
                                                                               Leasable         Sales        Price per
  Month                   Property                    Location                Square Feet      Price        Square Foot
-----------          -------------------------------  -------------------     ------------  ------------   --------------

   February          Portfolio sale (D):
                        70 Wells Avenue.............  Newton, MA                  29,000
                        100 Wells Avenue............  Newton, MA                  21,000
                        150 Wells Avenue............  Newton, MA                  11,000
                        160 Wells Avenue............  Newton, MA                  19,000
                        72 River Park...............  Newton, MA                  22,000
                                                                              ------------
                           Total portfolio sale.....                             102,000    $     18.0     $         176
   April             2331 Congress Street...........  Portland, ME                24,000           1.6                67
   May               Morris Technology
                        Center......................  Parsippany, NJ             257,000          61.5               239
   August            Shattuck Office Center.........  Andover, MA                 63,000           9.2               146
   September         Pointview......................  Wayne, NJ                  564,000          35.5                63
   November          1800 Valley Road...............  Wayne, NJ                   56,000           8.2               146
   November          Chatham Executive
                        Center......................  Chatham, NJ                 63,000          12.0               190
                                                                              ------------  ------------
                                                                               1,129,000    $    146.0
                                                                              ============  ============

_____________________________________

     (A) The portfolio sale of assets in February 2003 was to a single purchaser.
     (B) This sale was to a single purchaser. Wellsford/Whitehall recorded an impairment provision of $1.3 in the fourth quarter of fiscal 2002 related to this sale.
     (C) Acquisitions of these six properties completed the purchase requirements with respect to properties sold in February and April
          2001 as part of a tax-free exchange pursuant to the rules of the Internal Revenue Code.
     (D) The sale of five properties in February 2001 was to a single purchaser.


Annually, after the preparation of budgets for the following year and as part of the financial statement closing process, Wellsford/Whitehall performs evaluations for impairment on all of its real estate assets. As part of this evaluation, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio during the fourth quarter of 2003. The provision is not the result of a change in intended use of such assets, however, it is the result of several factors including, but not limited to, a continued deterioration of and outlook for the suburban office submarkets where Wellsford/Whitehall's properties are situated. Specifically, these include decreasing market rents, slower absorption trends and greater tenant concession costs. The Company's share of this impairment charge was approximately $37,377,000 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $2,644,000.

At December 31, 2002, in anticipation of the sales of the Decatur, GA and Boston, MA properties, Wellsford/Whitehall recorded impairment provisions aggregating approximately $1,351,000 as the expected sale prices net of selling expenses were less than the carrying amount of the properties. The Company's share of these impairments was approximately $440,000 in 2002 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $284,000.

The aggregate impairment provisions recorded during 2001 (primarily relating to the Pointview property, a 194 acre complex with two buildings totaling approximately 564,000 square feet, located in Wayne, New Jersey) were $16,545,000, of which the Company's share was $6,256,000.

During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation ("GECC Facility") with an initial funding of approximately $273,000,000 before transaction costs. The facility bore interest at LIBOR + 2.90% per annum (4.02% at December 31, 2003) and was set to initially mature in June 2004 with two 12-month extension options, subject to meeting certain operating and valuation covenants. Prior to June 30, 2003 the GECC Facility provided for additional financing to fund certain capital expenditures related to its properties if certain operating ratios were met; such ability expired at June 30, 2003 with no funds being advanced. This financing was arranged by Goldman Sachs, to whom Wellsford/Whitehall paid a fee of approximately $2,644,500 during 2001.

Wellsford/Whitehall executed a letter agreement with GECC effective January 20, 2004 relating to the modification of the GECC Facility. The modification is subject to the execution of the final amended agreement documents. The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum, a principal paydown of $1,000,000 and a $17,000,000 line of credit to fund certain capital improvements through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall is required to establish lock box arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility.

In July 2001, Wellsford/Whitehall entered into an interest rate protection contract at a cost of $1,780,000 (the "Cap"), which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. The market value of the Cap was approximately $13,000 at December 31, 2002 and had no fair value at December 31, 2003. This Cap was purchased from Goldman Sachs based upon the results of a competitive bidding process. The amended GECC Facility requires that a similar cap be purchased through December 31, 2006.

The following table summarizes the long-term debt at Wellsford/Whitehall:

                                                                       Stated                 Balance at December 31,
                                             Initial Maturity         Interest        -------------------------------------
               Debt/Project                        Date                 Rate                2003                 2002
----------------------------------------     ----------------        -------------    ----------------     ----------------


Wellsford/Whitehall GECC Facility.......       December 2006          LIBOR + 3.25%   $    106,078,000     $    264,160,000
Nomura Loan (A).........................       February 2027                  8.03%         64,666,000           65,458,000
Oakland Ridge Loan (B)..................        March 2004            LIBOR + 2.00%          6,905,000            6,959,000
Retail properties (C)...................       January 2024                   7.28%         16,104,000           16,371,000
Airport Park Loan.......................        March 2004            LIBOR + 2.05%          7,906,000            8,037,000
Other loans on office properties sold...          Various                   Various                 --            7,373,000
                                                                                      ----------------     ----------------
                                                                                      $    201,659,000     $    368,358,000
                                                                                      ================     ================

-------------------------------------------

(A) In connection with a 1998 transaction, Wellsford/Whitehall assumed a mortgage loan held by Nomura Asset Capital Corporation with an initial principal balance of approximately $68,300,000 (the "Nomura Loan").

(B)  The non-recourse loan is secured by the leasehold interest in the Oakland
     Ridge office park in Columbia, Maryland. The loan was extended by Wellsford/Whitehall in March 2003 for one year. This asset is held for sale at December 31, 2003.

(C) Comprised of five mortgages secured by the leasehold interest in five net-leased retail properties.

During February 2004, Whitehall requested a dialogue with the special servicer of the Nomura Loan to discuss various forms of debt relief under the terms of the Nomura Loan. The Nomura Loan is collateralized by six of the Boston area properties in the Wellsford/Whitehall portfolio. There can be no assurance as to the outcome of these discussions.

The Company and Whitehall have agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35%), however, there can be no assurance that this amount will be sufficient.

WP Commercial receives an administrative management fee of 93 basis points on a predetermined value for each asset owned at the time of the Amendments. As Wellsford/Whitehall sells assets, the basis used to determine the fee is reduced by the respective asset's predetermined value six months after the completion of such sales. The fees earned by WP Commercial related to this service were approximately $4,604,000, $5,826,000 and $6,422,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pursuant to the terms of the Amendments, Whitehall has agreed to pay the Company fees with respect to assets disposed of by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment thresholds being reached) for each acquisition of real estate made by certain other affiliates of Whitehall, until such acquisitions aggregate $400,000,000. The following table presents fees earned by the Company related to this provision:

                                          For the Years Ended December 31,
                                     ---------------------------------------
                                        2003           2002            2001
                                     --------        -------        --------

Asset disposition fees..........     $430,000        $ 7,000        $365,000
Asset acquisition fees..........           --         22,000          23,000
                                     --------        -------        --------
Total fees......................     $430,000        $29,000        $388,000
                                     ========        =======        ========

Debt and Equity Activities - Wellsford Capital
----------------------------------------------

The Company, through the Debt and Equity Activities-Wellsford Capital SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related senior, junior or otherwise subordinated debt instruments and also in investment grade rated commercial mortgage backed securities and other asset-backed securities. The debt investments may be unsecured or secured by liens on real estate, liens on equity interests in real estate, pools of mortgage loans, or various other assets including, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt, as well as interests in such assets or their economic benefits. Junior and subordinated loans and investments generally have the potential for high yields or returns more characteristic of equity ownership. They may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt and other debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing in the marketplace, while utilizing the expertise of both the Company and its joint venture partners to analyze the underlying assets and thereby effectively minimizing risk.

At December 31, 2003, the Company had the following investments: (i) a direct debt investment of $3,096,000 which bore interest at 8.25% per annum during 2003 and had a remaining term to maturity of two years; (ii) approximately $32,353,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $29,167,000 in Second Holding, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $3,186,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; (iv) a 49,000 square foot commercial property located in Philadelphia, Pennsylvania with a net book value of approximately $1,973,000; and (v) a $330,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

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

During September 2003, the 277 Park Loan was prepaid by the borrowers and pursuant to the terms of the loan, WRP received a yield maintenance penalty of $4,368,000 which is included in interest revenue for the year ended December 31, 2003. This note would have provided for $767,000 of interest revenue in the fourth quarter of 2003 and $3,042,000 for future annual periods to May 2006 for both the Wellsford Capital SBU and the Company's consolidated statement of operations. The 277 Park Loan bore interest at 12.00% per annum with a stated maturity of May 2007. The 277 Park Loan was secured primarily by a pledge of the Equity Interests owned by the borrowers and thus was junior to a first mortgage loan on the 277 Park Property.

Liberty Hampshire

In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire"), a venture which structures, establishes and provides management and services for special purpose finance companies formed to invest in financial assets, including Second Holding (see below). In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan"). The balance of the Guggenheim Loan was $3,096,000 and $3,612,000 at December 31, 2003 and 2002, respectively. On January 5, 2004, the Company received a payment which included the 2003 principal paydown of $1,032,000 and the 2003 interest.

The following table summarizes interest revenue and its share of consolidated revenue from continuing operations during such periods for the Wellsford Capital
SBU:


                                                                    For the Years Ended December 31,
                                        ---------------------------------------------------------------------------------------
                                                   2003                           2002                           2001
                                        --------------------------     -------------------------      --------------------------
                                           Interest                       Interest                       Interest
                                           Revenue        Percent         Revenue        Percent         Revenue        Percent
                                        --------------    --------     --------------    ---------    ---------------   ---------

   277 Park Loan (A)...............     $    6,643,000       18.7%     $    3,042,000        10.0%    $     3,042,000       7.6%
   Guggenheim Loan.................            259,000        0.7%            302,000         1.0%            345,000       0.8%
   Other...........................              3,000        0.0%            147,000         0.5%            707,000       1.8%
                                        --------------    --------     --------------    ---------    ---------------   ---------
   Interest revenue from loans.....          6,905,000       19.4%          3,491,000        11.5%          4,094,000      10.2%
   Interest revenue from cash and
      cash equivalents in the SBU..             22,000        0.1%              5,000         0.0%             72,000       0.2%
                                        --------------    --------     --------------    ---------    ---------------   ---------
   Total interest revenue..........     $    6,927,000       19.5%     $    3,496,000        11.5%    $     4,166,000      10.4%
                                        ==============    ========     ==============    =========    ===============   =========

   Consolidated revenue from
      continuing operations (base
      from which percentage is
      calculated)..................     $   35,602,432                 $   30,512,089                 $    40,165,820
                                        ==============                 ==============                 ===============

_________________________

(A)  Includes the yield maintenance penalty of $4,368,000 during 2003.


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

The Company's net contribution to Second Holding was approximately $24,600,000 to obtain an approximate 51.1% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and an affiliate of a significant shareholder of the Company (the Caroline Hunt Trust Estate, which owns 405,500 shares of the

Company at December 31, 2003 and 2002 ("Hunt Trust")) who, together with other Hunt Trust related entities, own the remaining approximate 39%.

During the latter part of 2000, an additional partner was admitted to the venture. This partner is committed through April 2010 to provide credit enhancement, through the issuance of an insurance policy by one of its affiliates, for the payment of principal and interest of the junior subordinated bond issue of $150,000,000 initially, which was reduced to $100,000,000 during January 2003. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, however, it will continue to support its existing book of credit enhancement business. The Company does not believe that this decision will have a material adverse impact on the business and operations of Second Holding as a result of that partner's existing commitment to the venture. This partner is entitled to 35% of net income as defined by agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%.

The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $29,167,000 and $28,166,000 at December 31, 2003 and 2002, respectively. The Company's share of income (loss) from Second Holding was approximately $1,640,000, $723,000 and $(163,000) for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also earns management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon total assets of Second Holding, amounted to approximately $930,000, $646,000 and $217,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, Second Holding had total assets of approximately $1,903,919,000 and $1,840,096,000, respectively, including real estate debt and other asset-backed securities investments of approximately $1,744,282,000 and $1,785,758,000, respectively. The investment-grade assets are variable rate based and have a weighted average annual interest rate of 1.78% and 2.21% at December 31, 2003 and 2002, respectively. Approximately 94% of these investments were rated AAA or AA by Standard & Poor's at December 31, 2003.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,837,701,000 and $1,722,933,000 at December 31, 2003 and 2002,
respectively with a weighted average annual interest rate of 1.22% and 1.69%, respectively, after the effect of swaps on fixed rate debt to a floating rate.

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001-WTC (the "WTC Certificates"). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interests in towers 1 and 2 and in the office components of buildings 4 and 5 of the World Trade Center in New York City. As a result of the events of September 11, 2001, these structures were destroyed. During December 2003, the entire bond offering, including the WTC Certificates, was repaid in full by the borrower.

Reis, Inc.

The Company has direct and indirect equity investments in a real estate information and database company, Reis, a leading provider of real estate market information to institutional investors. At December 31, 2003 and 2002, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,790,000 or approximately 21.8% of Reis' equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

Reis' business plan includes expanding the number of real estate markets covered by its services, moving to an internet-based delivery system to its customers, increasing marketing of its products to expand its customer base, accelerating the introduction of its new product line and developing a new product related to its existing business.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Company, which has a 10% interest in Clairborne Fordham, fully funded its $3,400,000 share of the loan. The loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company may earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest and fees had not been accrued by the Company or Clairborne Fordham through the maturity of the loan. The Company's investment in the Clairborne Fordham venture is accounted for on the equity method. The Company's share of income from Clairborne Fordham through the initial maturity of the loan in October 2003 was approximately $270,000, $361,000 and $361,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Construction is complete and delivery of certain units commenced in December 2002. As of December 31, 2003, no units were under contract and 220 units (including nine penthouses and 211 standard units) had closed for gross proceeds of approximately $143,800,000. The remaining unsold units consist of five standard units, 13 penthouses and six townhouses. One penthouse unit was sold in February 2004 with another penthouse unit and a standard unit under contract. In addition, the owner of Fordham Tower is seeking to sell the 12,000 square feet of retail space and a 200 space commercial parking facility, both of which are part of the project.

The loan was not repaid at maturity and as of October 2003 an amended loan agreement was executed extending the loan to December 31, 2004. The amended terms provided for the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003 Clairborne Fordham will also participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The amended agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off the existing construction loan, any unpaid construction costs and to make a principal payment to Clairborne Fordham in October 2003 of approximately $4,600,000, of which the Company's share was approximately $460,000. An additional payment of approximately $554,000 was received by Clairborne Fordham in December 2003 of which the Company's share was approximately $55,000. The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. An additional principal payment of approximately $1,277,000 was made in February 2004 (of which the Company's share was $128,000) as a result of the sale of the penthouse unit.

The Company and Clairborne Fordham have (i) concluded that their respective investment and loan balances are not impaired at December 31, 2003 and (ii) determined to recognize a portion of the additional interest over the expected remaining life of the loan. The Company's share of additional interest earned for the year ended December 31, 2003 was approximately $136,000. The Company did not recognize any additional interest during 2002 and 2001. The Company's equity investment, after the effect of the above activity, was $3,186,000 and $3,631,000 at December 31, 2003 and 2002, respectively.

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

During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four properties were sold during 2001 for aggregate sales of approximately $34,217,000. The Company recorded a gain of approximately $4,943,000 on the December 2000 transaction which was offset by a provision for impairment of $4,725,000, also recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. There were no additional gains or losses recorded by the Company as a result of the four property sales during 2001.

In July 2003, the Company sold the Salem, New Hampshire property for a net sales price of approximately $4,200,000 and the Company utilized $22,000 of the impairment reserve. The Company is actively marketing the remaining VLP property, a 49,000 square foot office building located in Philadelphia, Pennsylvania. The net book value for the unsold properties at December 31, 2003 and 2002 was approximately $1,973,000 and $6,027,000, respectively, after considering the remaining impairment reserve of $2,153,000 and $2,175,000 at December 31, 2003 and 2002, respectively.

West Deptford Venture

During November 2003, the Company made a $330,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits (the "West Deptford Venture"). At December 31, 2003, the West Deptford Venture had a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which included at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidated the West Deptford Venture during 2003 and its investment is primarily included in land held for development on the consolidated balance sheet at December 31, 2003. The Company has committed $366,000 of capital in addition to the loan to the West Deptford Venture.


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

Palomino Park

The Company owns a five-phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. At December 31, 2003 and 2002, the Company had an 85.85% interest as the managing owner in this project and a subsidiary of EQR had the remaining 14.15% interest.

In January 2003, the Company's board of directors approved a plan for the Company to seek institutional investors to purchase an interest in the residential rental phases at Palomino Park. As a result of weakness in the Denver, Colorado economy, fluctuating occupancy, significant concessions and high leverage ratios (a deterrent to institutional investors), the Company has determined that it would no longer continue to search for such an investor at this time.

With respect to EQR's 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%) for $1,900,000. A transaction for the remaining interest would be subject to negotiation between the Company and EQR.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds have an outstanding balance of $12,680,000 at December 31, 2003 and 2002 and are currently collateralized by four phases at Palomino Park, as Silver Mesa was released from the collateral in November 2000. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit, which expires in May 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in May 2005.

In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,600,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in December 2007 and bears interest at a fixed rate of 6.92% per annum. Principal payments are based on a 30-year amortization schedule.

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

In October 2000, Phase III, the 264 unit phase known as Silver Mesa was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sellout period until the inventory available for sale has been significantly reduced and additional units are required to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bore interest at LIBOR + 2.00% per annum, was collateralized by the unsold Silver Mesa units, matured in December 2003 and provided for one six-month extension at the Company's option. Generally, 90% of net sales proceeds per unit were applied to principal repayments. During May 2003, the Company repaid the remaining unpaid principal balance of the Silver Mesa Conversion Loan with proceeds from Silver Mesa unit sales and available cash.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 209 units have been sold through December 31, 2003. The following table provides information regarding sales of Silver Mesa units:


                                                       For the Years Ended December 31,
                                               ---------------------------------------------       Project
                                                   2003             2002            2001            Totals
                                               ------------     ------------    ------------    ---------------


Number of units sold.........................            56               48             105               209
Gross proceeds...............................  $ 12,535,000     $ 10,635,000    $ 21,932,000    $   45,102,000
Principal paydown on Silver Mesa
   Conversion Loan...........................  $  4,318,000     $  9,034,000    $ 18,648,000    $   32,000,000


The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, rental revenue, the corresponding operating expenses and cash flow from this activity will diminish.

                                      For the Years Ended December 31,
                                 -----------------------------------------
                                   2003           2002            2001
                                 --------      ----------      ----------

Rental revenue..............     $702,000      $1,462,000      $2,224,000
Net operating income (A)....     $431,000      $  884,000      $1,488,000

-------------------------------

(A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period. The construction loan balance was $37,111,000 at December 31, 2002 and bore interest at LIBOR + 1.75% per annum (3.17% at December 31, 2002).

In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. The proceeds of the Green River Mortgage were used to repay the Green River Construction Loan, with excess proceeds available for working capital purposes.

Phase V, the improved 29.8 acre parcel of land known as Gold Peak, had a cost basis of approximately $5,439,000 and $5,411,000 at December 31, 2003 and 2002, respectively. The Company is holding this land for possible future development.

East Lyme

On March 2, 2004, the Company entered into a contract to acquire a 144 acre parcel of land in East Lyme, Connecticut. The purchase price for the land is approximately $6,200,000, including a $200,000 refundable deposit made by the Company upon entering into the contract. The closing is conditioned upon obtaining building permits for 100 single family homes. The Company is in the process of negotiating an agreement with a home builder who would construct and sell these homes.

Segment Financial Information

See Note 13 to the Company's consolidated financial statements for additional information regarding the Company's industry segments.

Future Investments

The Company may in the future make debt and equity investments in entities owned and/or operated by unaffiliated parties which may engage in real estate-related businesses and activities or businesses that service the real estate industry. Some of the entities in which the Company may invest, may be start-up companies or companies in need of additional capital. The Company may also manage and lease properties owned by it or in which it has an equity or debt investment. Some investments may be in entities which make investments in non-real estate assets, such as certain of the debt investments that Second Holding may invest in.

Item 2. Properties.

The following property information is presented by SBU.

Wellsford/Whitehall

As of December 31, 2003, Wellsford/Whitehall owned and operated 25 properties, including 17 office properties, five net-leased retail properties and three land parcels, totaling approximately 2,808,000 square feet of improvements. The following table sets forth certain information related to all of these properties at December 31, 2003:

                                                      Leasable
                                                      Building        Year       Number
                                                       Square     Constructed/     of
       Property            Type        Location         Feet      Rehabilitated  Tenants    Occupancy
---------------------  -----------   -------------   ----------   -------------  -------    ---------
Operating Properties-Office
300 Atrium Drive....      Office     Somerset, NJ       147,000        1983         5           100%
400 Atrium Drive....      Office     Somerset, NJ       355,000        1985         2            49%
500 Atrium Drive....      Office     Somerset, NJ       169,000        1984         4            95%
700 Atrium Drive....      Office     Somerset, NJ       181,000        1985         2           100%
Garden State Exhibit
   Center...........      Flex       Somerset, NJ        82,000     1968/1989      N/A           N/A
150 Mt. Bethel Road.    Office/Flex  Warren, NJ         129,000        1981         3            43%
379/399 Campus Drive      Office     Franklin Twp, NJ   199,000        1984         1            10%
333 Elm Street......      Office     Dedham, MA          48,000        1983         7            55%
Dedham Place........      Office     Dedham, MA         160,000     1987/2002       4            29%
201 University Avenue     Office     Westwood, MA        82,000        1982         1           100%
7/57 Wells Avenue...      Office     Newton, MA          89,000        1982         16           95%
75/85/95 Wells Avenue     Office     Newton, MA         242,000     1976/1986       6            79%
105 Challenger Road.      Office     Ridgefield         147,000        1992         3           100%
                                     Park, NJ
117 Kendrick Street.      Office     Needham, MA        212,000     1963/2000       4            60%
Airport Park........      Office     Hanover Twp, NJ     97,000     1979/2002       10           83%
                                                       ---------                  -----         ----
             Subtotal - Operating Properties - Office  2,339,000                    68           65%
                                                       ---------                  -----         ----

Operating Properties-Retail
Essex...............      Retail   Essex, MD              10,000        2000         1          100%
Pennsauken..........      Retail   Pennsauken, NJ         12,000        2001         1          100%
Runnemeade..........      Retail   Runnemeade, NJ         12,000        2001         1          100%
Wetumpa.............      Retail   Wetumpa, AL            10,000        2001         1          100%
Richmond............      Retail   Richmond, VA           10,000        2001         1          100%
                                                       ---------                  -----         ----
             Subtotal - Operating Properties - Retail     54,000                     5          100%
                                                       ---------                  -----         ----
                      Subtotal - Operating Properties  2,393,000                    73           66%
                                                       ---------                  -----         ----

                                      Principal Tenants                Base    Escalated  Market
                             -----------------------------------     Rent per  Rent per  Rent per
                                                         Lease        Square    Square    Square
       Property                        Name           Expiration       Foot      Foot      Foot*    Encumbrance
---------------------        ---------------------    ----------     --------  --------  --------   -----------
Operating Properties-Office
300 Atrium Drive....         AT&T (E)                 March 2004     $  20.83  $  23.68  $  18.50       (A)
400 Atrium Drive....         Merrill Lynch (F)        December 2003     20.21     21.53     19.50       (A)
500 Atrium Drive....         AT&T (G)                 December 2003     18.46     22.70     18.75       (A)
700 Atrium Drive....         Merck                    June 2005         17.39     20.85     18.50       (A)
Garden State Exhibit
   Center...........         N/A                      N/A                 N/A       N/A       N/A       (A)
150 Mt. Bethel Road.         GMAC                     March 2008        20.18     22.25     21.50       (A)
379/399 Campus Drive         Royal Consumer Products  September 2009    23.65     25.17     18.25       (A)
333 Elm Street......         RNK, Inc.                June 2006         28.34     30.75     18.00       (B)
Dedham Place........         Washington Mutual        January 2007      32.06     42.58     20.00       (B)
201 University Avenue        RCN Corp.                December 2009     18.00     20.56     11.00       (B)
7/57 Wells Avenue...         GEO Centers              November 2004     25.65     27.60     22.00       (B)
75/85/95 Wells Avenue        Wonderware Corp.         April 2005        31.71     33.60     22.00       (B)
105 Challenger Road.         Samsung America, Inc.    June 2010         23.43     27.37     26.50       (A)
117 Kendrick Street.         MCK Communication        March 2007        20.64     22.66     22.00       (A)
Airport Park........         CapGemini                January 2006      20.62     25.00     19.75       (C)
                                                                     --------  --------  --------
    Subtotal - Operating Properties-Office                              22.28     25.28     20.14
                                                                     --------  --------  --------

Operating Properties-Retail
Essex...............         CVS                      January 2024      39.25     39.25     39.25       (C)
Pennsauken..........         CVS                      January 2024      26.50     26.50     26.50       (C)
Runnemeade..........         CVS                      January 2024      27.75     27.75     27.75       (C)
Wetumpa.............         CVS                      January 2024      21.75     21.75     21.75       (C)
Richmond............         CVS                      January 2024      26.25     26.25     26.25       (C)
                                                                     --------  --------  --------
    Subtotal - Operating Properties-Retail                              28.21     28.21     28.21
                                                                     --------  --------  --------
    Subtotal - Operating Properties                                     22.49     25.39     20.42
                                                                     --------  --------  --------

                                       15

Wellsford/Whitehall:  Property Table - continued

                                                      Leasable
                                                      Building        Year       Number
                                                       Square     Constructed/     of
       Property            Type        Location         Feet      Rehabilitated  Tenants    Occupancy
---------------------  -----------   -------------   ----------   -------------  -------    ---------

Land and Properties Under Renovation
600 Atrium Drive.....  Land (H)      Somerset, NJ        N/A          N/A           N/A       N/A
Airport Park.........  Land (H)      Hanover Twp, NJ     N/A          N/A           N/A       N/A
74 Turner Street.....  Land (H)      Waltham, MA         N/A          N/A           N/A       N/A
128 Technology
Center**.............  Office        Waltham, MA         N/A          1986           2         6%
                                                     ----------                  -------    ---------
  Subtotal-Land and Properties Under Renovation        270,000                       2         6%
                                                     ----------                  -------    ---------
Properties Held for Sale - Office
Oakland Ridge.......   Flex          Columbia, MD      145,000     1972/2002        5         75%
                                                     ----------                  -------    ---------
       Subtotal-Properties Held for Sale               145,000                      5         75%
                                                     ----------                  -------    ---------
   Total/Portfolio Average at December 31, 2003       2,808,000                    80         62%
                                                     ==========                  =======    =========

                                      Principal Tenants                Base    Escalated  Market
                             -----------------------------------     Rent per  Rent per  Rent per
                                                         Lease        Square    Square    Square
       Property                        Name           Expiration       Foot      Foot      Foot*    Encumbrance
---------------------        ---------------------    ----------     --------  --------  --------   -----------

Land and Properties Under Renovation
600 Atrium Drive.....        --                       --                --         --       --          (D)
Airport Park.........        --                       --                --         --       --          (D)
74 Turner Street.....        --                       --                --         --       --          (D)
128 Technology
Center**.............        Wachovia Securities      November 2013    26.00     26.00     24.35        (B)
                                                                     --------  --------  --------

  Subtotal-Land and Properties Under Renovation                        26.00     26.00     24.35
                                                                     --------  --------  --------
Properties Held for Sale-Office
Oakland Ridge.......         Wells Fargo              May 2012         15.55     16.33     15.00        (C)
                                                                     --------  --------  --------
       Subtotal-Properties Held for Sale                               15.55     16.33     15.00
                                                                     --------  --------  --------

  Total/Portfolio Average at December 31, 2003                       $ 22.08   $ 24.81   $ 20.11
                                                                     ========  ========  ========

----------------------

     (A)  Encumbered by the Wellsford/Whitehall GECC Facility.
     (B)  Encumbered by a $64,666,000 mortgage.
     (C)  Encumbered by other mortgages.
     (D)  Unencumbered.
     (E) Tenant is expected to vacate at lease expiration lowering occupancy to 49% for the property.
     (F) Lease expired on December 31, 2003 and the tenant vacated lowering occupancy to 13% for the property.
     (G) AT&T space partially leased to a new tenant on January 1, 2004, Computer Science Corporation, through December 31, 2008.
     (H)  Land zoned for office development.
     * Represents the judgment of WP Commercial, the managing member, as to specific property market rent per square foot as of December 31, 2003.
     ** Wellsford/Whitehall is in the process of converting building from single to multi-tenant.

The following table sets forth historical Wellsford/Whitehall portfolio information by year:

                                                                   Square Feet of         Occupancy
                           Total Building     Total Portfolio        Operating          of Operating
    At December 31,          Square Feet         Occupancy           Properties          Properties
---------------------      --------------     ---------------      --------------       ------------
2003..................        2,808,000             62%              2,393,000               66%
2002..................        3,874,000             68%              3,328,000               76%
2001..................        3,905,000             70%              3,307,000               69%


Leases typically provide for step-ups in base rent periodically over the term of a lease and pass throughs to tenants of their pro rata share of increases in certain expenses (real estate taxes and operating expenses) over a base year. Leases generally provide for improvement allowances for all or a portion of the tenant's initial construction of its premises. The following table sets forth as of December 31, 2003 lease expirations for each of the next ten years, assuming tenants do not exercise any renewal options:

                                  Leasable Square                 Annual Base Rent of Expiring Leases
                    Number of           Feet       Percentage of  -----------------------------------
                     Expiring       of Expiring     Total Leased                        Per Square
      Year            Leases           Leases       Square Feet       Total               Foot
--------------      ----------    -------------    ------------- --------------      -------------
2004.........           21              253,000        16%       $    5,106,000       $    20.20
2005.........           14              358,000        23%            7,939,000            22.20
2006.........           10              181,000        12%            5,086,000            28.03
2007.........           10              113,000         7%            2,952,000            26.04
2008.........           12              172,000        11%            3,697,000            21.53
2009.........           5               104,000         7%            2,462,000            23.62
2010.........           2               122,000         8%            3,319,000            27.10
2011.........           1                 6,000         0%              145,000            25.00
2012.........           1                16,000         1%              395,000            24.00
2013.........           2                98,000         6%            1,771,000            18.05

One tenant in the Wellsford/Whitehall portfolio accounted for 12% of rental revenues of Wellsford/Whitehall for the year ended December 31, 2003. No other tenant accounted for more than 9% of rental revenues during that year.

Wellsford Capital

Wellsford Capital owned the following commercial office property which is held for sale at December 31, 2003:

                                               Leasable
                                               Building         Year
                                                Square      Constructed/      Number of                Principal       Lease
     Property             Location               Feet       Rehabilitated      Tenants     Occupancy     Tenants      Expiration
-----------------    ----------------------   ---------     -------------    ----------    ---------   ---------  --------------
421 Chestnut St..    Philadelphia, PA            49,117     1857/1983/2002         2           48%      (A)       September 2007
                                               --------                         ----         -----
    Total/Average  at December 31,
                             2003(B).......      49,117                            2           48%
                                               ========                         ====         =====
                             2002..........     175,183                            7           60%
                                               ========                         ====         =====
                             2001..........     175,183                            9           62%
                                               ========                         ====         =====

    -----------------------------------------

     (A)  Kittredge Donley (approximately 14,000 square feet).
     (B)  Decrease in square feet due to the sale of one property in July 2003.

The Company, through its investment in the West Deptford Venture, has a leasehold interest in a 154 acre parcel in West Deptford, New Jersey. The Company's capital investment in this venture was $330,000 at December 31, 2003.

Wellsford Development

The Company owned the following multifamily properties at December 31, 2003:

                                                                                           Monthly
                                                                                        Effective Rent
     Property             Location           Units     Year Constructed    Occupancy     per Unit (A)        Encumbrance
------------------------ ---------------   --------    ----------------    ---------    --------------    --------------------
Blue Ridge.............. Denver, CO             456          1997              86%        $       941      $ 31,945,000     (B)
Red Canyon.............. Denver, CO             304          1998              91%              1,109        25,294,000     (B)
Green River............. Denver, CO             424          2001              88%                989        39,586,000     (B)
                                            -------                          -----        -----------      -----------
Total/Average at December 31,
                          2003.........       1,184                            88%        $     1,001      $ 96,825,000
                                            =======                          =====        ===========      ============
                          2002.........       1,224                            95%        $     1,107      $ 95,234,000
                                            =======                          =====        ===========      ============
                          2001.........       1,320                            77%  (C)   $     1,267      $109,051,000
                                            =======                          =====        ===========      ============

-----------------------------------------


(A)  As of December 31, 2003.
(B) Encumbrance balances exclude the Palomino Park Bonds. The balance of the Palomino Park Bonds was $12,680,000 at December 31, 2003, 2002 and 2001. The Palomino Park Bond collateral includes the Blue Ridge, Red Canyon and Green River operational phases, as well as the undeveloped Gold Peak land (see below).
(C) The Green River phase was in lease-up and not included in the 2001 occupancy, but the amount includes the Silver Mesa phase which was 60% occupied at December 31, 2001. Occupancy for the Blue Ridge and Red Canyon phases aggregated 81% at December 31, 2001.

The average lease term of the tenants' leases range from six to fourteen months. Security deposits are generally required for all leases.

Phase V, the improved 29.8 acre parcel of land known as Gold Peak, had a cost basis of approximately $5,439,000 and $5,411,000 at December 31, 2003 and 2002, respectively. The Company is holding this land for possible future development.

Item 3.     Legal Proceedings.

The Company is not presently a party in any material litigation.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.



PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
------------------

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The high and low closing sales prices for the common shares on the American Stock Exchange and the dividends declared for the years ended December 31, 2003 and 2002 are as follows:

                                                    Common Shares
                                      ------------------------------------------
             2003                      High             Low            Dividends
-----------------------------         -------         -------          ---------

1st Quarter..................          $16.40          $14.52             None
2nd Quarter..................          $16.65          $14.63             None
3rd Quarter..................          $17.31          $15.15             None
4th Quarter..................          $18.69          $17.25             None

                                                    Common Shares
                                      ------------------------------------------
             2002                      High             Low            Dividends
-----------------------------         ------          -------          ---------

1st Quarter..................          $21.75          $19.00             None
2nd Quarter..................          $22.55          $20.10             None
3rd Quarter..................          $20.75          $17.20             None
4th Quarter..................          $18.64          $15.30             None


Holders
-------

The approximate number of holders of record of the common shares and class A-1 common shares (collectively, "Common Shares" or "Common Stock") were 3,100 and 1, respectively, as of December 31, 2003.

Dividends
---------

The Company did not declare or distribute any dividends during 2003 or 2002. The Company does not plan to distribute dividends for the foreseeable future, which will permit it to accumulate, for reinvestment, cash flow from investments, disposition of investments and other business activities.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table details information for each of the Company's compensation plans at December 31, 2003:

                                                                                                        Number of Securities
                                                                                                        Remaining Available
                                                                                                        for Future Issuance
                                                                                                            Under Equity
                                                      Number of Securities       Weighted Average        Compensation Plans
                                                        to be Issued upon       Exercise Price of      (Excluding Securities
                                                       Exercise of Options     Outstanding Options    Reflected in Column (a))
                                                      --------------------     -------------------    ------------------------
                                                               (a)                     (b)                      (c)

Equity compensation plans approved by shareholders:
   Rollover Stock Option Plan....................             334,360              $     20.45                316,168
   1997 Management Incentive Plan................             207,187              $     21.37                635,465
   1998 Management Incentive Plan................             124,125              $     17.34                537,574
                                                      --------------------                            ------------------------
                                                              665,672              $     20.16              1,489,207
Equity compensation plans not approved by
   shareholders..................................                  --              $       --                      --
                                                      --------------------                            ------------------------
Total............................................             665,672              $     20.16              1,489,207
                                                      ====================                            ========================


Issuer Purchases of Equity Securities
-------------------------------------

In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase shares, from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters including, but not limited to, a minimum shareholders' equity covenant as required by Commerzbank AG's letter of credit agreement for the Palomino Park Bonds. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of December 31, 2003; none during the year ended December 31, 2003.

Item 6.           Selected Financial Data.

The following tables set forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K.

(amounts in thousands, except per share data (A))

   Summary Consolidated Statement of
          Operations Data (B)                                      For the Years Ended December 31,
---------------------------------------   ----------------------------------------------------------------------------------
                                               2003             2002             2001             2000            1999
                                          --------------   -------------    -------------    -------------   --------------

Revenues...............................   $      35,602    $      30,512    $      40,166    $      24,220   $      29,585
Costs and expenses (C).................         (37,903)         (33,750)         (45,559)         (24,819)        (28,393)
(Loss) income from joint ventures(D)...         (34,429)            (209)           4,564            3,247           9,622
Gain on sales of assets, net of
impairment provision of $3,600 in 2000.              --               --               --            7,260              --
Minority interest benefit (expense)....              85               43             (283)             (66)            (55)
                                          --------------   -------------    -------------    -------------   --------------
(Loss) income before income taxes,
  Convertible Trust Preferred Securities
  and discontinued operations.........          (36,645)          (3,404)          (1,112)           9,842          10,759
Income tax (expense) benefit(D).......           (7,135)           1,322             (513)            (997)         (1,929)
Convertible Trust Preferred Securities
 distributions, net of tax benefit of $720,
 $720 and $510 in 2002, 2001 and 2000,
   respectively........................          (2,099)          (1,380)          (1,380)            (861)             --
                                          --------------   -------------    -------------    -------------   --------------
(Loss) income from continuing
  operations...........................         (45,879)          (3,462)          (3,005)           7,984           8,830
Income (loss) from discontinued
  operations, net of impairment
  provision of $1,125 in 2000
  and net of taxes (E).................              20               90              280           (1,516)             31
                                          --------------   -------------    -------------    -------------   --------------
Net (loss) income .....................   $     (45,859)   $      (3,372)   $      (2,725)   $       6,468     $     8,861
                                          ==============   =============    =============    =============   ==============

Per share amounts, basic and diluted:
   (Loss) income from continuing
      operations.......................   $       (7.11)   $       (0.53)   $       (0.42)   $        0.94     $      0.86
   Income (loss) from discontinued
      operations (E)...................              --             0.01             0.04            (0.18)             --
                                          --------------   -------------    -------------    -------------   --------------
   Net (loss) income...................   $       (7.11)   $       (0.52)   $       (0.38)   $        0.76     $      0.86
                                          ==============   =============    =============    =============   ==============

Cash dividends declared per common
   share...............................   $          --    $          --    $          --    $          --     $        --
                                          ==============   =============    =============    =============   ==============

Weighted average number of common
   shares outstanding, basic...........           6,454            6,437            7,213            8,508          10,321
                                          ==============   =============    =============    =============   ==============
Weighted average number of common
   shares outstanding, diluted.........           6,454            6,437            7,213            8,516          10,329
                                          ==============   =============    =============    =============   ==============


     Summary Consolidated Balance
              Sheet Data                                                     December 31,
---------------------------------------   ----------------------------------------------------------------------------------
                                               2003             2002             2001             2000            1999
                                          -------------     ------------     ------------     ------------    ------------
Real estate assets, at cost............    $    147,357     $    156,676     $    164,916     $    160,583    $    158,812
Accumulated depreciation...............         (16,775)         (12,834)          (9,386)          (7,761)         (6,307)
Notes receivable.......................           3,096           28,612           34,785           37,824          37,260
Assets held for sale (E)...............           2,335            6,256            5,844            6,444           7,670
Investment in joint ventures...........          53,760           94,181           95,807          120,969         114,390
Cash and cash equivalents..............          55,378           38,582           36,092           36,245          34,333
Investments in U.S. Government
   securities..........................          27,516               --               --               --              --
Total assets...........................         285,827          332,775          345,838          375,770         366,331
Mortgage notes payable.................         109,505          112,233          121,731          104,404         114,895
Credit facility........................              --               --               --           12,000              --
Convertible Trust Preferred Securities.          25,000           25,000           25,000           25,000              --
Shareholders' equity...................         131,274          176,567          178,079          215,982         229,691

Other balance sheet information:
   Common shares outstanding...........           6,456            6,451            6,405            8,350           9,611
                                          =============     ============     ============     ============    ============
   Equity per share...................     $      20.33     $      27.37     $      27.80     $      25.86    $      23.90
                                          =============     ============     ============     ============    ============

-----------------------------------------

(A) All share and per share amounts have been adjusted for all periods presented in this table for the impact of the June 9, 2000 stockholder approved two for one reverse stock split.
(B) See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations for significant changes in revenues and expenses of the Company.
(C) Includes a restructuring charge of $3,527 during the year ended December 31, 2001, with no similar charges in other periods presented.
(D) During the fourth quarter of 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700 related to 12 assets in the portfolio. The Company's share of this impairment charge was approximately $37,377 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $2,644 related to Wellsford/Whitehall and determined that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680 in the fourth quarter of 2003.
(E) Relates to the classification of two properties in the Wellsford Capital SBU as a discontinued operation effective as of June 30, 2003.

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

A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The Company has two variable interest entities, Reis, which is not being consolidated, and the West Deptford Venture, which is consolidated at December 31, 2003. In addition, based on the provisions of FIN 46, the Company will be required to deconsolidate the entity which issued the Convertible Trust Preferred Securities during the quarter ending March 31, 2004. The Company is currently assessing the impact to the display changes for the financial statements, but believes that there will be no material impact to financial position, results of operations or cash flows upon adoption.

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

Investment in U.S. Government Securities. Investments in U.S. Government securities are classified as held-to-maturity and are carried at amortized cost.

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

Real Estate - Residential Units Available for Sale. The Company's residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the Company records cost of sales based upon relative sales values. Sales price concessions are recognized as a reduction in sales revenues as individual units are sold. Advertising costs are expensed as incurred.

Revenue Recognition. Commercial properties are leased under operating leases. Rental revenue from office properties is recognized on a straight-line basis over the terms of the respective leases. Residential units are leased under operating leases with terms of generally six to fourteen months and such rental revenue is recognized monthly as tenants are billed. Interest revenue is recorded on an accrual basis over the life of the loan. Prepayment penalties on mortgages receivable are recorded as interest revenue in the period that such fees are earned. Fee revenues are recorded in the period earned, based upon formulas as defined by agreement for management services or upon asset sales and purchases by certain joint venture investments. Sales of real estate assets are recognized at closing, subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

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

Results of Operations
---------------------

Comparison of the year ended December 31, 2003 to the year ended December 31,
2002

The change in net loss per share, basic and diluted of $6.59 per share from a loss in 2002 of $(0.52) per share to a loss in 2003 of $(7.11) per share, is attributable to a current period loss of $(45,859,000), whereas in the 2002 period, the loss was $(3,372,000). The 2003 loss includes charges aggregating $(46,701,000) attributable to an impairment provision by the Wellsford/Whitehall venture and related charges during the fourth quarter of 2003. Annually, after the preparation of budgets for the following year and as part of the financial statement closing process, Wellsford/Whitehall performs evaluations for impairment on all of its real estate assets. As part of this evaluation, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio during the fourth quarter of 2003. The provision is not the result of a change in intended use of such assets, however, it is the result of several factors including, but not limited to, a continued deterioration of and outlook for the suburban office submarkets where Wellsford/Whitehall's properties are situated. Specifically, these include decreasing market rents, slower absorption trends and greater tenant concession costs. The Company's share of this impairment charge was approximately $37,377,000 in 2003. Additionally, as a result of the Wellsford/Whitehall charge, the Company wrote-off the balance of unamortized warrant costs of $2,644,000 related to Wellsford/Whitehall and determined that it was not appropriate to carry the balance of the net deferred tax asset attributable to net operating loss ("NOL") carryforwards and recorded a valuation allowance of $6,680,000 in the fourth quarter of 2003.

Rental revenue decreased $849,000. This decrease is due to the impact of rent concessions in excess of the 2002 period at all phases of Palomino Park in the Wellsford Development SBU ($1,510,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and fewer units being rented in the 2003 period as compared to the 2002 period ($762,000), offset by commenced operations at the Green River phase at Palomino Park effective January 1, 2002 as such revenues in the fiscal 2003 period are in excess of the 2002 period ($975,000) and increased average physical occupancy and other tenant fee increases at the Blue Ridge and Red Canyon phases at Palomino Park ($448,000).

Revenues from sales of residential units and the associated cost of sales from such units were $12,535,000 and $10,708,000, respectively, from 56 sales during 2003 and were $10,635,000 and $9,544,000, respectively, from 48 sales during the 2002 period. The average pre-tax income from 2003 unit sales was approximately $9,900 greater per unit than in the corresponding 2002 period as a result of sales of higher priced and larger units, a reduced commission rate on the units sold and declining interest costs included in cost of sales as the average outstanding debt balance was being reduced over the periods until its ultimate repayment in May 2003.

Interest revenue increased $3,355,000. This increase is due to the receipt of a yield maintenance penalty of $4,368,000 from the prepayment of the 277 Park Loan at September 30, 2003, offset by reduced interest of $948,000 earned on loans from lower average outstanding loan balances in the 2003 period as compared to the 2002 period (including $767,000 related to the loss of revenue during the fourth quarter of 2003 from the 277 Park Loan), as well as reduced interest earned on cash and securities of $65,000 from the net effect of lower base interest rates and a higher average outstanding investable cash and securities balance during the current period versus the comparable 2002 period.

Fee revenue increased $684,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $430,000 during 2003, with only $29,000 earned in the 2002 period. Additionally, the Company's management fees for its role in the Second Holding investment increased $283,000 from the growth of assets under management in that venture. Fee revenue will be impacted in the future by increases in assets under management by Second Holding and the ability to sell assets by Wellsford/Whitehall.

Property operating and maintenance expense decreased $80,000. This decrease is primarily the result of refunds for water charges by the municipality for Palomino Park coupled with the Company absorbing lower utility costs in 2003 because of a 90% average physical occupancy compared to 86% in the 2002 period and payroll reductions from a smaller property operating staff, offset in part by additional tenant replacement and advertising costs and rising insurance premiums.

The increase in real estate taxes of $6,000 is primarily attributable to higher assessments and rates in the 2003 period as compared to the 2002 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($73,000), offset by reduced taxes on the Gold Peak land from a lower 2003 assessment ($44,000) and reduced taxes from the sale of Silver Mesa units ($23,000).

Depreciation and amortization expense increased $3,273,000. This increase is attributable to the Company expensing $4,021,000 of unamortized warrant costs in 2003, including the write-off of the remaining $2,644,000 balance relating to the Wellsford/Whitehall venture as a result of an impairment charge taken by Wellsford/Whitehall during the fourth quarter of 2003, whereas in 2002 the expense was $758,000 including an impairment related adjustment of $284,000 in that period, additional Green River depreciation as the final sections of this phase were put in service during the 2002 period ($194,000) and fixed asset additions for the other Palomino Park phases and corporate office assets ($101,000), offset by a declining depreciation basis resulting from the transfer of Silver Mesa units from operations to residential units available for sale during both periods ($285,000).

Property management expenses decreased $127,000. Such decrease is primarily due to the reduction in contractual management fees beginning October 1, 2002 from a 3% annual fee of gross receipts to a 2% annual fee for the Palomino Park operational phases, in addition to a decrease in net rental revenues in the 2003 period (see above rental revenue discussion). If the fee had remained at 3% for the comparable 2003 period, the decrease would have been $109,000 less.

Interest expense increased $733,000. This increase is primarily attributable to the Green River phase as the 2003 period includes interest at a higher fixed rate from February 2003 on permanent financing, whereas in the 2002 period, the variable interest rate and the average outstanding balance on the construction financing were both lower than the 2003 amounts ($855,000). In addition there was a higher average base interest rate on the Palomino Park Bonds in the 2003 period as compared to the 2002 period ($14,000). These increases were partially offset by reduced interest expense from a lower average outstanding principal balance and a lower base interest rate on the Silver Mesa Conversion Loan, which was fully repaid in May 2003 ($71,000) and lower average outstanding principal balances with respect to the other Palomino Park phases ($56,000).

General and administrative expenses decreased $976,000 as described below:

                                                                            For the Years Ended December 31,
                                                                     --------------------------------------------------
                                                                                                            Increase
                                                                         2003              2002            (Decrease)
                                                                     --------------    ------------      --------------

General and administrative expense per Statement of
   Operations.................................................       $    5,590,971    $  6,567,166      $    (976,195)
Less non-cash component of general and administrative
   expenses for:
      Amortization of stock generally issued into deferred
         compensation plan ...................................              277,664       1,243,332           (965,668)
      Expensing of stock options..............................               93,600              --             93,600
                                                                     --------------    ------------      --------------
Total non-cash component of general and administrative
   expenses...................................................              371,264       1,243,332           (872,068)
                                                                     --------------    ------------      --------------
Cash component of general and administrative expenses.........       $    5,219,707    $  5,323,834      $    (104,127)
                                                                     ==============    ============      ==============

Percentage (decrease) from prior year for cash component (A)..               (2.0%)         (22.7%)
                                                                     ==============    ============
Percentage of Total Assets at each year end for cash
   component..................................................                1.83%           1.60%
                                                                     ==============    ============
Total Assets at each year end.................................       $  285,827,126    $332,775,043
                                                                     ==============    ============

_____________________________________________
(A) The principal reason for the decline in the cash component of general and administrative expenses is lower payroll and payroll related costs.

The Company realized a loss aggregating $(34,429,000) in 2003 from its joint venture investments as compared to a loss of $(209,000) in 2002. An analysis of the decrease follows:

                                                                       For the Year Ended December 31,
                                                               -------------------------------------------------
                                                                                                    Increase
                                                                   2003              2002          (Decrease)
                                                               -------------    --------------    --------------

          Wellsford/Whitehall:
             (Loss) from continuing operations (A).......      $  (1,203,000)   $     (959,000)   $    (244,000)
             Impairment charges (B)......................        (37,377,000)         (440,000)     (36,937,000)
             Net gain (loss) from assets sold (C)........          3,030,000           (82,000)       3,112,000
             Write-off of deferred debt costs and
               prepayment penalties from debt pay-offs
               and interest expense on assets sold (C)...         (1,584,000)       (2,849,000)       1,265,000
             Income from discontinued operations (A).....            661,000         3,038,000       (2,377,000)
                                                               -------------    --------------    --------------
                 (Loss) from Wellsford/Whitehall.........        (36,473,000)       (1,292,000)     (35,181,000)
          Second Holding (D).............................          1,640,000           723,000          917,000
          Clairborne Fordham.............................            405,000           361,000           44,000
          Other..........................................             (1,000)           (1,000)              --
                                                               -------------    --------------    --------------
          (Loss) from joint ventures.....................      $ (34,429,000)   $     (209,000)   $ (34,220,000)
                                                               =============    ==============    ==============

_________________________

(A) The 2003 period was impacted by the sale of properties during 2003, lower occupancy and lower rental rates than the corresponding 2002 period.
(B) As previously noted, Wellsford/Whitehall recorded an impairment charge related to 12 assets in the portfolio during the fourth quarter of 2003. The 2002 impairment charge was attributable to two properties held for sale at December 31, 2002 which were sold during 2003.
(C) One property was classified as held for sale at December 31, 2003. Ten properties and one land parcel were sold during the 2003 period with one sale in the corresponding 2002 period. The write-off of deferred debt costs relates to the properties held for sale or sold which were encumbered.
(D) The increase in earnings is a result of an increase in average invested assets generating increased income for that venture in 2003 as compared to 2002.


Minority interest changed $42,000 from a benefit of $43,000 in the 2002 period to a benefit of $85,000 in the 2003 period, primarily attributable to a larger loss in the Wellsford Development SBU in 2003 as compared to the 2002 period.

Income taxes changed from a benefit of $1,322,000 in 2002 to a provision of $7,135,000 in 2003 primarily from the Company increasing the valuation allowance to reflect the portion of the deferred tax asset relating to the benefit of net operating loss carry forwards that the Company determined would not be realizable in the next three years as a result of the significant loss reported by the Wellsford/Whitehall venture and a loss in 2002 in which the tax benefit from an estimated carry back of losses was partially offset by minimum state and local taxes.

The change in after tax cost of the Convertible Trust Preferred Securities results from not having available any tax benefit in 2003 whereas there was a 34% tax benefit in 2002.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from the two VLP properties in the Wellsford Capital SBU as a result of the change in classification to held for sale at June 30, 2003. The net reclassified amounts were $20,000 and $90,000 for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily attributable to the sale of one of the two properties held for sale in July 2003.

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

Rental revenue increased $2,664,000. This increase is due to the commencement of operations effective January 1, 2002 at the Green River phase at Palomino Park in the Wellsford Development SBU ($4,466,000), offset by reduced rental revenue from the Silver Mesa phase at Palomino Park from unit sales ($765,000), revenues from the four VLP assets earned in the period prior to their respective sales during 2001 ($692,000) and decreased economic occupancy at the Blue Ridge and Red Canyon phases at Palomino Park ($345,000).

Revenues from the sale of Silver Mesa residential units and the associated cost of sales from such units were $10,635,000 and $9,544,000, respectively, from 48 sales during the year ended December 31, 2002 and were $21,932,000 and $19,364,000, respectively, from 105 sales during the corresponding 2001 period. The reduction of 2002 sales from 2001 sales is primarily due to the backlog of contracts which were closed after receipt of final approvals and releases in February 2001 to begin the condominium sales process and general and local economic conditions. The decline in gross profit of approximately $1,700 per unit during the 2002 period results primarily from sales price concessions.

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

Property operating and maintenance expense increased $1,578,000. This increase is the result of (i) the commencement of operations at Green River on January 1, 2002 ($1,127,000), (ii) increased property level payroll, insurance and significant retenanting costs at all operating phases at Palomino Park (for Silver Mesa, such increases were in excess of reductions from units sold) plus the cessation of capitalization of certain costs at Gold Peak commencing January 1, 2002 ($797,000), offset in part by expenses from the four VLP assets incurred in the period prior to their respective sales during 2001 ($346,000).

The increase in real estate taxes of $427,000 is primarily due to the commencement of operations at Green River ($374,000) and the cessation of cost capitalization on the undeveloped Gold Peak land ($155,000) and increased Silver Mesa real estate taxes for a higher tax rate from more units being assessed at a condominium value, which is higher than the assessment for a rental unit ($14,000), partially offset by taxes from the four VLP assets for the period prior to their respective sales during 2001 ($116,000).

Depreciation and amortization expense decreased $43,000. This decrease is attributable to the amortization of joint venture cost as only one property was sold by Wellsford/Whitehall and one property was subject to an impairment adjustment during the 2002 period, causing a write-off of the related unamortized warrant balances by the Company ($758,000) whereas eleven properties were sold in the prior year's comparable period ($1,950,000), reduced basis from the transfer of 96 units at Silver Mesa during 2002 to replenish sales inventory (as 28 units became part of sales inventory in January 2002, 30 units in July 2002 and 38 units in October 2002) ($295,000) and reduced depreciation in 2002 of corporate furniture, fixtures and equipment ($212,000). These decreases were offset by the commencement of depreciation on the Green River rental phase ($1,573,000) and fixed asset additions on Blue Ridge and Red Canyon ($83,000).

Property management expenses decreased $20,000. Such decrease is due to the sale of the four VLP properties during 2001 and the assumption of certain management duties by the Company in April 2002 (which were previously performed by an affiliate of Whitehall for the VLP properties)($79,000), as well as decreased rental revenues from lower economic occupancy at Blue Ridge and Red Canyon ($36,000) and Silver Mesa sales ($26,000), partially offset by the commencement of operations at Green River ($121,000). The Palomino Park property management expenses were also impacted by the reduction in contractual management fees during the fourth quarter of 2002 from a 3% annual fee of gross receipts to a 2% annual fee.

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

General and administrative expenses decreased $1,900,000. This decrease is primarily the result of an expense reduction program implemented by management in 2001 which resulted in reduced salaries and related benefits and lower net occupancy costs. An analysis of general and administrative expenses follows:

                                                                         For the Years Ended December 31,
                                                                --------------------------------------------------
                                                                    2002                2001            (Decrease)
                                                               --------------      --------------      --------------
General and administrative expense per Statement of
   Operations.............................................     $    6,567,166      $    8,466,948      $  (1,899,782)
Less non-cash component of general and
   administrative expenses for amortization of stock
   generally issued into deferred compensation plan.......          1,243,332           1,578,009           (334,677)
                                                               --------------      --------------      --------------
Cash component of general and administrative expenses.....     $    5,323,834      $    6,888,939      $  (1,565,105)
                                                               ==============      ==============      ==============

Percentage (decrease) from prior year for cash
   component..............................................            (22.7%)
                                                               ==============
Percentage of Total Assets at each year end for cash
   component..............................................              1.60%               1.99%
                                                               ==============      ==============
Total Assets at each year end.............................     $  332,775,043      $  345,838,157
                                                               ==============      ==============


The restructuring charge in 2001 of $3,527,000 is for costs incurred pursuant to the early retirement of the Company's former President and other personnel changes. Such costs are comprised of severance arrangements including the repurchase of stock options and the write-off of unamortized deferred stock compensation. Of the expected aggregate cash payments of $3,466,000, the Company paid approximately $2,800,000 in the first quarter of 2002 with the remaining accrued balance paid during the first quarter of 2003.

Income from joint ventures decreased $4,773,000. An analysis of the decrease follows:

                                                                     For the Years Ended December 31,
                                                               ----------------------------------------------
                                                                                                  Increase
                                                                   2002            2001          (Decrease)
                                                               ------------    ------------     -------------
          Wellsford/Whitehall:
             Continuing and discontinued operations (A)..      $   (770,000)   $    302,000     $ (1,072,000)
             (Loss) gain on sale of assets (B)...........           (82,000)     10,321,000      (10,403,000)
             Impairment charges (C)......................          (440,000)     (6,256,000)       5,816,000
          Second Holding (D).............................           723,000        (163,000)         886,000
          Clairborne Fordham.............................           361,000         361,000               --
          Other..........................................            (1,000)         (1,000)              --
                                                               ------------    ------------     -------------
          (Loss) income from joint ventures..............      $   (209,000)   $  4,564,000     $ (4,773,000)
                                                               ============    ============     =============

          _____________________________________

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

(C) Impairments in 2002 relate to two properties available for sale at December 31, 2002. Impairments in 2001 primarily relate to the change in intended use of a development property, which was sold later in that year.

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

Income taxes changed from an expense in 2001 of $513,000 to a benefit in 2002 of $1,322,000 primarily from the Company having a tax loss resulting in refundable income taxes in the 2002 fiscal period compared to a financial statement tax profit in the corresponding period in 2001 because of the Company reserving certain future tax timing benefits. The 2001 period provision was reduced by a $265,000 reversal of previously accrued state taxes as a result of net operating loss carryforwards being available in one state. Both periods include minimum state and local tax provisions.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from the two VLP properties in the Wellsford Capital SBU as a result of the change in classification to held for sale at June 30, 2003. The net reclassified amounts were $90,000 and $280,000 for the years ended December 31, 2002 and 2001, respectively. The decrease is primarily attributable to an increase in vacancy in one of the two properties held for sale and higher 2002 non-capitalized maintenance expenses.

The increase in a net (loss) per share, basic and diluted aggregating $(0.14) per share is attributable to a current period loss of $(3,372,000) whereas in the 2001 period, the Company reported a loss of $(2,725,000).

Income Taxes

The Company has recorded a net deferred tax liability of approximately $548,000 at December 31, 2003 which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet. This compares to a net deferred tax asset of $6,308,000 at December 31, 2002, which is included in prepaid and other assets in the accompanying consolidated balance sheet. The primary reason for the reduction in the asset results from the Company recording its 32.59% share of the approximate $114,700,000 impairment provision recorded by the Wellsford/Whitehall venture in the fourth quarter of 2003. The Company's share of the impairment provision was approximately $37,377,000 and in connection therewith, the Company wrote-off the remaining balance of related unamortized warrant costs of $2,644,000. As a result of the magnitude of such amounts, the Company determined that it was not appropriate to continue to carry the balance of the net deferred tax asset attributable to NOL carryforwards which amounted to $6,680,000 after valuation allowances at September 30, 2003.

Management has determined that valuation allowances of approximately $41,953,000 and $18,996,000 at December 31, 2003 and 2002, respectively are necessary. The increase in the valuation allowance is primarily attributable to the Wellsford/Whitehall impairment charge and the adjustment to the NOL carryforward previously described. The valuation allowance at December 31, 2003 relates to fully reserving the NOL carryforwards, the impact of deferred compensation and severance arrangements and alternative minimum tax credit carryforwards and substantially all of the differences in the basis of the Company's investment in Wellsford/Whitehall. The Company expects to realize its remaining deferred tax asset of approximately $4,047,000 at December 31, 2003 primarily through the recognition of existing deferred taxable income.

At December 31, 2003, the Company has available net operating loss carryforwards of approximately $56,500,000 which will expire between 2007 and 2012. As a result of certain limitations under Section 382 of the Internal Revenue Code as it applies to the VLP acquisition, the Company may only use $6,200,000 of such NOL carryforwards in each year. Any amount not utilized in a year may be carried forward to subsequent years. Approximately $16,500,000 could be utilized in 2004 to offset Federal taxable income.

Liquidity and Capital Resources
-------------------------------

The Company expects to meet its short-term liquidity requirements, such as operating expenses, debt service on mortgage notes payable, Convertible Trust Preferred Securities distributions and the share of any financing requirements of its Wellsford/Whitehall venture, generally through its available cash, sales of residential units in the Wellsford Development SBU, the sale of the remaining VLP asset in the Wellsford Capital SBU, distributions from investments in joint ventures and cash provided by operations.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, credit enhancement expirations, financing acquisitions, new investments and development, financing capital improvements, minority interest distributions, joint venture financing requirements including the share of any financing requirements of its Wellsford/Whitehall venture and Convertible Trust Preferred Securities distributions through the use of available cash, maturing investments in U.S. Government treasury obligations, receipt of payments related to notes receivable, sales of residential units in the Wellsford Development SBU, sale of the remaining VLP asset in the Wellsford Capital SBU, distributions from investments in joint ventures, refinancings and the issuance of debt and the offering of additional debt and equity securities. The Company considers its cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations, tenant improvements and leasing costs of its properties, repayments of debt maturities and operating expenses with available cash, operating cash flow from its properties, refinancing of existing loans and additional financing or preferred equity, as described below, from the principal owners of Wellsford/Whitehall, if required. At December 31, 2001, the Company and Whitehall each had completed funding their entire respective equity commitments as of that date. The additional financing/preferred equity commitment, of which the Company's share was $4,000,000, expired at December 31, 2003. Prior to June 30, 2003 the GECC Facility provided for additional financing to fund certain capital expenditures related to its properties if certain operating ratios were met; such ability expired at June 30, 2003 with no funds being advanced. Wellsford/Whitehall executed a letter agreement with GECC effective January 20, 2004, relating to the modification of the GECC Facility. The modification is subject to the execution of the final amended agreement documents. The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum, a principal paydown of $1,000,000 and a $17,000,000 line of credit to fund certain capital improvements through December 31, 2005.
Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall is required to establish lock box arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility. During February 2004, Whitehall requested a dialogue with the special servicer of the Nomura Loan to discuss various forms of debt relief under the terms of the Nomura Loan. The Nomura Loan is collateralized by six of the Boston area properties in the Wellsford/Whitehall portfolio. There can be no assurance as to the outcome of these discussions. The Company and Whitehall have agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35%), however, there can be no assurance that this amount will be sufficient. At December 31, 2003, Wellsford/Whitehall's cash and cash equivalents balance was approximately $11,607,000 and restricted cash available for certain capital improvements was approximately $7,400,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds, medium-term notes and commercial paper. Liquidity for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments, from amortization of investments and upon repayment of investments at maturity. Second Holding also has $375,000,000 available on its line of credit at December 31, 2003; there were no borrowings on this line of credit at December 31, 2003. The nature of Second Holding's business results in the entity being highly leveraged.

The Company's retained earnings included approximately $3,205,000 of undistributed earnings from Second Holding at December 31, 2003 as distributions are limited to approximately 48% of earnings.

The following table summarizes the Company's material contractual obligations as of December 31, 2003:

(amounts in thousands)
                                                                        Payments Due
                                 ----------------------------------------------------------------------------------------------
                                                         For the Years Ended December 31,
                                 For the Year Ended     ----------------------------------     Subsequent to
   Contractual Obligations       December 31, 2004       2005 and 2006      2007 and 2008      January 1, 2009      Aggregate
-------------------------------  -----------------      --------------      -------------      ---------------    -------------
Recorded on balance sheet:
Principal payments for long-
   term debt:
   Blue Ridge Mortgage.......     $            539        $     1,195       $    30,211        $       --         $   31,945
   Red Canyon Mortgage.......                  409                905            23,980                --             25,294
   Green River Mortgage......                  488              1,160             1,290            36,648             39,586
   Palomino Park Bonds (A)...                   --             12,680                --                --             12,680
                                  ----------------        -----------       -----------        ----------         -----------
      Total long-term debt...                1,436             15,940            55,481            36,648            109,505
Convertible Trust Preferred
   Securities(B).............                   --                 --                --            25,000             25,000
                                  ----------------        -----------       -----------        ----------         -----------
Contractual obligations
 recorded on balance sheet...                1,436             15,940            55,481            61,648            134,505
                                  ----------------        -----------       -----------        ----------         -----------
Other contractual obligations:
Interest expense on long-term
   debt......................                6,570             12,013             9,212             8,243             36,038
Distributions for Convertible
   Trust  Preferred  Securities
   (B).......................                2,063              4,125             4,125            27,671             37,984
Employment  and consulting
   contractual obligations...                1,772                590                --                --              2,362
Operating lease for office...                  815              1,630             1,495                --              3,940
Commitments to investments...                  366                 --                --                --                366
Wellsford/Whitehall
   commitments...............                2,800                 --                --                --              2,800
                                  ----------------        -----------       -----------        ----------         -----------
Total other contractual
   obligations...............               14,386             18,358            14,832            35,914             83,490
                                  ----------------        -----------       -----------        ----------         -----------
Total contractual obligations     $         15,822        $    34,298       $    70,313        $   97,562         $  217,995
                                  ================        ===========       ===========        ==========         ===========

--------------------------------

(A) Reflects the expiration of the letter of credit arrangements on the Palomino Park Bonds. In order to avoid the call of the Palomino Park Bonds in 2005, the Company would need to either replace the letter of credit arrangements or negotiate some other arrangement.

(B) EQR can require redemption on or after May 30, 2012; however, the Company can extend the maturity for two five-year extension periods to May 2022. The table above assumes payments through that date. The Company can redeem in whole or in part on or after May 30, 2002 and can elect to make distributions for 12 quarters through the issuance of additional Convertible Trust Preferred Securities. The Convertible Trust Preferred Securities are convertible into 1,123,696 common shares at $22.248 per share.

Recurring and Non-Recurring Capital Expenditures

Wellsford Development

Regarding the Company's Blue Ridge, Red Canyon and Green River rental phase, the Company expects to incur approximately $500 per unit in apartment preparation costs from turnover of tenant leases during the year ending December 31, 2003, which will be charged to property operating and maintenance expense in the consolidated statements of operations.

The Company is completing the conversion of units at the Silver Mesa phase from rental to available for sale condominiums and expects to incur approximately $300,000 related to the completion of such work during 2004.

The Company is holding the improved 29.8 acre parcel of land known as Gold Peak for possible future development and expects to incur approximately $400,000 during 2004 related to pre-development activities.

Wellsford/Whitehall

Wellsford/Whitehall expects to incur approximately $20,600,000 of total capital expenditures during the year ending December 31, 2004. Of this amount, Wellsford/Whitehall expects to incur approximately $8,700,000 for upgrades to certain of the base buildings and other amenities. The aggregate amount includes tenant related costs of $11,900,000 for budgeted lease signings in 2004 including approximately $9,700,000 and $2,200,000 for tenant improvements and leasing commissions, respectively.

Other Items Impacting the Company's Liquidity and Resources

Wellsford/Whitehall Buy/Sell Agreement

A Buy/Sell Agreement of equity interests between the Company and Whitehall can be exercised by either party after December 31, 2003 with respect to the Wellsford/Whitehall venture. The nature of the Buy/Sell Agreement allows for either the Whitehall funds as a group or the Company to provide notice that it intends to purchase the non-initiating partner's interest at a specific price. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The net book equity of Wellsford/Whitehall at December 31, 2003 was approximately $65,561,000. The Company has a 32.59% interest in Wellsford/Whitehall and the aggregate Whitehall interest is 59.96%. The terms of the Wellsford/Whitehall GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither party has exercised its buy/sell right under the Buy/Sell Agreement.

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

The following table details the allocation of investments at December 31, 2003 and 2002 for Second Holding:

                                                                         December 31,
                                             ----------------------------------------------------------------------
                                                           2003                                2002
                                             --------------------------------   -----------------------------------
                                                 Amount            Percent           Amount             Percent
                                             ---------------    -------------   ----------------     --------------
       Security for Investments (A)
-----------------------------------------
Real estate..............................    $   562,196,000               32%  $    587,358,000               33%
Corporate debt...........................        446,210,000               26%       462,041,000               26%
Consumer/trade receivables...............        125,000,000                7%       125,000,000                7%
Bank deposits............................        105,000,000                6%       105,000,000                6%
Aircraft loans and leases................         54,247,000                3%        80,000,000                4%
Sovereign debt...........................         73,000,000                4%       100,960,000                6%
Fuel/oil receivables.....................         35,000,000                2%        35,000,000                2%
Other asset-backed securities............        343,629,000               20%       290,399,000               16%
                                             ---------------    --------------  ----------------     --------------
Total investments (B)....................    $ 1,744,282,000              100%  $  1,785,758,000              100%
                                             ===============    ==============  ================     ==============
Total assets (C).......................      $ 1,903,919,000                    $  1,840,096,000
                                             ===============                    ================

            Standard & Poor's
          Ratings of Investments
-----------------------------------------
AAA.......................................   $ 1,239,233,000               71%  $  1,267,616,000               71%
AA+.......................................        65,176,000                4%        35,000,000                2%
AA........................................       202,780,000               12%       163,581,000                9%
AA-.......................................       116,002,000                7%       164,223,000                9%
A+........................................        24,922,000                1%        24,922,000                1%
A.........................................        59,169,000                3%        97,092,000                6%
A-........................................        37,000,000                2%        33,324,000                2%
                                             ---------------    --------------  ----------------     --------------
Total investments (B) (D).................   $ 1,744,282,000              100%  $  1,785,758,000              100%
                                             ===============    ==============  ================     ==============

_______________________________

(A) Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B) Investments are variable rate based at a weighted average annual interest rate of 1.78% and 2.21% at December 31, 2003 and 2002, respectively.
(C) Includes $133,389,000 of cash and cash equivalents and $26,248,000 of other assets at December 31, 2003. The December 31, 2002 amount includes $16,876,000 of cash and cash equivalents and $37,462,000 of other assets.
(D) Subsequent to December 31, 2003, the rating on $30,000,000 of air craft loans and leases was downgraded from A- to BBB+ by Standard & Poor's.


Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,837,701,000 and $1,722,933,000 at December 31, 2003 and 2002,
respectively, including junior subordinated bonds due in April 2010 of $100,000,000 and $150,000,000 at December 31, 2003 and 2002, respectively.
Second Holding debt had a weighted average annual interest rate of 1.22% and 1.69% at December 31, 2003 and 2002, respectively, after the effect of swaps on fixed rate debt to a floating rate.

During the latter part of 2000, an additional partner was admitted to the venture. This partner is committed through April 2010 to provide credit enhancement through the issuance of an insurance policy by one of its affiliates, for the payment of principal and interest of the junior subordinated bond issue of $150,000,000 initially, which was reduced to $100,000,000 during January 2003. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, however it will continue to support its existing book of credit enhancement business. The Company does not believe that this decision will have a material adverse impact on the business and operations of Second Holding as a result of that partner's existing commitment to the venture. This partner is entitled to 35% of net income as defined by agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%.

In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001-WTC. The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interests in towers 1 and 2 and in the office components of buildings 4 and 5 of the World Trade Center in New York City. As a result of the events of September 11, 2001, these structures were destroyed. During December 2003, the entire bond offering, including the WTC Certificates, was repaid in full by the borrower.

Second Holding Buy/Sell Agreement

The terms of the operating agreement of Second Holding provide for a buy/sell agreement between the Company and one of the venture partners, which could be exercised during the period September 23, 2004 through October 2, 2004. At this time, no determination can be made by the Company with regards to the outcome of this agreement.

Clairborne Fordham

In October 2000, the Company and PREI, an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury condominium apartment project to be built on Chicago's near northside. The Company, which has a 10% interest in Clairborne Fordham, fully funded its $3,400,000 share of the loan. The loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company may earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest and fees had not been accrued by the Company or Clairborne Fordham through the maturity of the loan.

Construction is complete and delivery of certain units commenced in December 2002. As of December 31, 2003, no units were under contract and 220 units (including nine penthouses and 211 standard units) had closed for gross proceeds of approximately $143,800,000. The remaining unsold units consist of five standard units, 13 penthouses and six townhouses. One penthouse unit was sold in February 2004 with another penthouse unit and a standard unit under contract. In addition, the owner of Fordham Tower is seeking to sell the 12,000 square feet of retail space and a 200 space commercial parking facility, both of which are part of the project.

The loan was not repaid at maturity and as of October 2003 an amended loan agreement was executed extending the loan to December 31, 2004. The amended terms provided for the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003 Clairborne Fordham will also participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The amended agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off the existing construction loan, any unpaid construction costs and to make a principal payment to Clairborne Fordham in October 2003 of approximately $4,600,000, of which the Company's share was approximately $460,000. An additional payment of approximately $554,000 was received by Clairborne Fordham in December 2003 of which the Company's share was approximately $55,000. The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. An additional principal payment of approximately $1,277,000 was made in February 2004 (of which the Company's share was $128,000) as a result of the sale of the penthouse unit.

The Company and Clairborne Fordham have (i) concluded that their respective investment and loan balances are not impaired at December 31, 2003 and (ii) determined to recognize a portion of the additional interest over the expected remaining life of the loan.

277 Park Loan

During September 2003, the 277 Park Loan was prepaid by the borrower. The Company's share of the loan was $25,000,000 and bore interest at 12.00% per annum with a stated maturity of May 2007. Pursuant to the terms of the loan, WRP received a yield maintenance penalty of $4,368,000 which is included in interest revenue for the year ended December 31, 2003.

This note would have provided for $767,000 of interest revenue in the fourth quarter of 2003 and $3,042,000 for future annual periods to May 2006 for both the Wellsford Capital SBU and the Company's consolidated statement of operations.

Palomino Park

In January 2003, the Company's board of directors approved a plan for the Company to seek institutional investors to purchase an interest in the residential rental phases at Palomino Park. As a result of weakness in the Denver, Colorado economy, fluctuating occupancy, significant concessions and high leverage ratios (a deterrent to institutional investors), the Company has determined that it would no longer continue to search for such an investor at this time.

With respect to EQR's 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%) for $1,900,000. A transaction for the remaining interest would be subject to negotiation between the Company and EQR.

Palomino Park Bonds and Related Covenants

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds have an outstanding balance of $12,680,000 at December 31, 2003 and 2002 and are currently collateralized by four phases at Palomino Park, as Silver Mesa was released from the collateral in November 2000. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit, which expires in May 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in May 2005.

During October 2001, the Company and Commerzbank AG amended the letter of credit agreement to include the $25,000,000 of Convertible Trust Preferred Securities in shareholders' equity in the determination of the minimum shareholders' equity covenant. In the fourth quarter 2003, after the prepayment of the 277 Park Loan and with no expected near-term replacement of that investment's revenue and income impact, it was anticipated that the Company would not meet the existing debt service ratio requirements under the terms of the agreement with Commerzbank AG for the Palomino Park Bonds during one of the quarterly tests in 2004. In December 2003, the letter of credit was amended to include the effect of offsetting the loss of income from the 277 Park Loan for the six fiscal quarters beginning with the December 31, 2003 quarter.

At December 31, 2003 Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio of which the Company's share was approximately $37,377,000, before a related charge to write-off the remaining unamortized warrant costs on the Company's books of approximately $2,644,000. As a result, the Company notified Commerzbank AG in January 2004 that it would not meet the minimum shareholders' equity covenant at December 31, 2003. The Company received a modification to the terms of the letter of credit to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity. As a result of this modification, the Company is in compliance with the letter of credit agreement covenants.

Silver Mesa

During the year ended December 31, 2003, the Company sold 56 Silver Mesa units and received proceeds, net of selling costs, of approximately $9,692,000. All net proceeds received by the Company from sales of units after the repayment of the Silver Mesa Conversion Loan in May 2003 are available for working capital purposes. As of December 31, 2003, the Company has sold 209 of the 264 units in this phase.

The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, rental revenue, the corresponding operating expenses and cash flow from this activity will diminish.

                                          For the Years Ended December 31,
                                ------------------------------------------------
                                     2003              2002              2001
                                --------------  -------------     --------------

Rental revenue..............     $     702,000  $   1,462,000     $   2,224,000
Net operating income (A)....     $     431,000  $     884,000     $   1,488,000

-------------------------------

(A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

Green River

In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River. The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. The proceeds of the Green River Mortgage were used to repay the Green River Construction Loan of approximately $37,111,000 with excess proceeds available for working capital purposes.

East Lyme

On March 2, 2004, the Company entered into a contract to acquire a 144 acre parcel of land in East Lyme, Connecticut. The purchase price for the land is approximately $6,200,000, including a $200,000 refundable deposit made by the Company upon entering into the contract. The closing is conditioned upon obtaining building permits for 100 single family homes. The Company is in the process of negotiating an agreement with a home builder who would construct and sell these homes.

Capital Commitments

At December 31, 2003, the Company had capital commitments of $366,000 relating to one of its investments. The Company and Whitehall have agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35%), however, there can be no assurance that this amount will be sufficient.

The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment.

Tax Indemnities

Wellsford/Whitehall has agreed to maintain certain tax indemnities through 2007, for a family group who are partners of the joint venture, relating to assets acquired from those partners in 1998. The Company believes that this indemnity was maintained during 2003 by Wellsford/Whitehall. The tax indemnity is not an obligation of the Company and the Company will continue to make inquiries of Wellsford/Whitehall management as to their monitoring of asset sales and debt levels with respect to these tax indemnities. Accordingly, future sales of Wellsford/Whitehall properties may be limited in order to preserve this tax indemnity.

Stock Repurchase Program

In April 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. The Company intends to repurchase shares, from time to time by means of open market purchases depending on availability of shares, the Company's cash position, the price per share and other corporate matters including, but not limited to, a minimum shareholders' equity covenant as required by Commerzbank AG's letter of credit agreement for the Palomino Park Bonds. No minimum number or value of shares to be repurchased has been fixed. Pursuant to this program, 29,837 shares have been repurchased as of December 31, 2003; none during the year ended December 31, 2003.

Credit Facility

In the past, the Company had loan facilities available for its corporate needs. In the future, the Company may seek to obtain a new facility based upon future liquidity requirements. If necessary, the Company expects that it could readily borrow against the $27,500,000 of U.S. Government treasury obligations in its investment portfolio.

Cash Flows
----------

2003 Cash Flows

Cash flow provided by operating activities of $17,551,000 consists of the following adjustments to the current year net loss of $(45,859,000): (i) the Company's share of the impairment charge at the Wellsford/Whitehall venture of $37,377,000, (ii) a net decrease in residential units available for sale from the sale of Silver Mesa units of $9,343,000, (iii) depreciation and amortization of $8,686,000, (iv) deferred tax provision of $6,842,000, (v) a decrease in the balance of prepaid and other assets of $2,126,000, (vi) an increase in the balance of accrued expenses and other liabilities of $877,000, (vii) amortization of the value of stock in the deferred compensation plan of $278,000, (viii) the value of expensed options granted to directors in 2003 of $93,000, (ix) an increase in the balance of liabilities attributable to assets held for sale of $93,000 and (x) the value of stock issued for director compensation of $85,000, offset by (xi) distributions less than joint venture income of $1,283,000, (xii) an increase in restricted cash and investments of $666,000, (xiii) an increase in the balance of assets held for sale of $356,000 and (xiv) undistributed minority interest benefit of $85,000.

Cash flow provided by investing activities of $2,295,000 is the net result of
(i) repayments of $25,516,000 of notes receivable (primarily the prepayment of the $25,000,000 277 Park Loan), (ii) proceeds from the sale of one of the VLP assets held for sale in the Wellsford Capital SBU of $4,165,000 and (iii) returns of capital of $510,000 from the Clairborne Fordham venture, offset by cash used to purchase investments in U.S. Government securities of $27,516,000 and additions to real estate and the acquisition of an interest in a land parcel of $380,000.

Cash used in financing activities of $3,050,000 is the result of repayments of mortgage notes payable of $42,728,000 (including $37,111,000 for a maturing construction loan on the Green River property and $4,318,000 for the Silver Mesa Conversion Loan), deferred financing costs of $317,000 on the new Green River Mortgage and $5,000 of distributions to minority interest holders, offset by borrowings of $40,000,000 under the Green River Mortgage.

2002 Cash Flows

Cash flow provided by operating activities of $5,836,000 consists of (i) a net decrease in residential units available for sale of $7,763,000, (ii) depreciation and amortization of $5,512,000, (iii) amortization of deferred compensation of $1,243,000, (iv) distributions received in excess of joint venture income of $924,000 and (v) shares issued for director compensation of $92,000, offset by (vi) a net loss of $3,372,000, (vii) a decrease in accrued expenses and other liabilities of $1,986,000, (viii) an increase in restricted cash and investments of $1,991,000, (ix) a deferred tax credit of $1,225,000,
(x) an increase in assets held for sale of $745,000, (xi) an increase in prepaid and other assets of $330,000, (xii) minority interest benefit of $43,000 and
(xiii) a decrease in liabilities attributable to assets held for sale of $6,000.

Cash flow provided by investing activities of $5,490,000 consists of repayments of notes receivable of $6,173,000, offset by additional investments in real estate assets of $473,000 and a capital contribution to Reis of $210,000.

Cash flow used in financing activities of $8,837,000 consists of principal payments of mortgage notes payable of $9,929,000 (including $9,034,000 for the Silver Mesa Conversion Loan) and distributions of minority interests of $15,000, offset by proceeds received upon the exercise of options of $676,000 and interest funded by a construction loan of $431,000.

2001 Cash Flows

Cash flow provided by operating activities of $26,269,000 consists of (i) the recovery of $16,449,000 of costs from the sales of residential units, (ii) depreciation and amortization of $5,126,000, (iii) an increase in accrued expenses and other liabilities of $2,433,000, (iv) a decrease in restricted cash of $2,368,000, (v) amortization of deferred compensation of $1,578,000, (vi) the increase in the deferred tax provision of $1,503,000, (vii) undistributed minority interest of $283,000, (viii) distributions received in excess of joint venture income of $164,000, (ix) shares issued for director compensation of $80,000 and (x) non-cash charges included in the restructuring charge of $61,000, offset by a net loss of $2,725,000, an increase in prepaid and other assets of $764,000, an increase in assets held for sale of $217,000 and a decrease in liabilities attributable to assets held for sale of $70,000.

Cash flow provided by investing activities of $5,048,000 consists of returns of capital from joint venture investments of $31,617,000, proceeds from the sale of real estate assets of $18,554,000 and repayments of notes receivables of $3,589,000, partially offset by investments in real estate assets of $39,646,000, capital contributions to joint ventures of $8,566,000 and investments in notes receivable of $500,000.

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

Environmental
-------------

During July 2003, the Company sold the Keewaydin, New Hampshire property. This property had been subject to ground water and surface water monitoring and testing as well as possible surface water contamination, volatile organic chemical migration off of the property and air quality issues. As conditions to the sale, the Company is obligated to pay certain agreed upon expenses for testing and other environmental related costs up to a maximum liability of $250,000 which will expire on July 2, 2004. The Company reserved all of this liability at the time of closing and placed $250,000 into escrow. The balance of this reserve has been reduced to approximately $219,000 by December 31, 2003. The Company has no further obligations to the buyer after the $250,000 has been exhausted or if any amount is unused by the July 2004 expiration date. Any unused escrow is released back to the Company at the expiration date. For the period prior to the sale of the property in 2003 and for the years ended December 31, 2002 and 2001, the Company incurred approximately $27,000, $96,000 and $48,000, respectively, of costs principally for its environmental testing firm with respect to this matter.

Terrorism Insurance
-------------------

In November 2002, Congress passed the Terrorism Risk Insurance Act of 2002, which was enacted to help companies obtain terrorism insurance at reasonable rates. As a result, many of the Company's liability insurance carriers including the primary and excess liability carriers, have made such insurance available to the Company. The Company is covered under its current policies which expire at June 30, 2004 and had such insurance for all of 2003. Assets in the Wellsford/Whitehall portfolio were covered under terrorism insurance policies for the year ended December 31, 2003. The Company and Wellsford/Whitehall expect that similar coverage will be available in connection with an all risk policy and will need to make an assessment of the cost benefit of obtaining terrorism insurance in the future. The underwriting procedures utilized by the Company and Second Holding evaluate the impact of the lack of an appropriate amount of terrorism insurance, or inability to obtain terrorism insurance by property owners on single assets or small collateral pools for its debt investments.

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

Trends
------

The markets in which the Company owns and operates its assets (or has investments in entities which own and operate assets) are subjected to general and local economic business conditions. Based upon the current economic environment, these conditions may negatively impact the occupancy levels, rents and the amount of concessions at properties in the Wellsford Development and Wellsford Capital SBUs and the sale of residential units at Silver Mesa in the Wellsford Development SBU and Fordham Tower residential units in the Wellsford Capital SBU. Wellsford/Whitehall would be similarly impacted by such economic conditions in connection with leasing properties and the ability to sell properties in the portfolio.

Rising insurance premium costs or availability of certain insurance coverages may negatively impact the operating results and cash flows of the Company's assets and SBUs. Energy costs may continue to increase as a result of the world and domestic events, also negatively impacting operating results and cash flows. The availability and cost of other natural resources, such as the lack of water supply caused by severe drought conditions in the Denver market, could negatively impact operating results and cash flows as well.

The Company's sales of residential units at Silver Mesa have a seasonal trend where sales are generally higher in the summer and fall months than during the winter and early spring. Therefore, past quarterly results may not be indicative of the sales pace in future quarters.

The number and timing of future sales of Silver Mesa residential units could be adversely impacted by increases in interest rates and the availability of credit to potential buyers in 2004, whereas during 2003, historically low interest rates may have benefited sales results. The sale of residential units at Fordham Tower could be similarly impacted by increases in interest rates.

Risks Associated with Forward-Looking Statements.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; future impairment charges as a result of possible continuing declines in the expected values and cash flows of owned properties; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; ability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses, including, but not limited to, energy, water and insurance; the availability of insurance coverages; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; inability to obtain relief under existing financing terms; risk of foreclosure on collateral; risk related to the maintenance of tax indemnities; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks associated with the ability to renew or obtain necessary credit enhancements from third parties; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; risk of not executing final amendments pursuant to the GECC Letter Agreement; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; the uncertainties regarding the Buy/Sell Agreement between the Company and Whitehall with respect to the Wellsford/Whitehall venture including, but not limited to, whether either party will exercise their rights there under, the timing of such exercise, and the inability by the ultimate purchaser to meet the financial terms of such transaction; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality and increasing interest rates on the Company's ability to sell condominium units; environmental risks; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The Company's primary market risk exposure is to changes in interest rates. The Company and its joint venture investments each generally manage this risk by offsetting its investments and financing exposures as well as by strategically timing and structuring its transactions. The investments described below are generally made for long-term investing and not for trading purposes. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable and debt and its impact on annual net income:

(amounts in thousands, except per share amounts)
                                                                      Effect of 1%                         Effect of 1%
                                                     Balance at     Increase in Base     Balance at      Increase in Base
                                                    December 31,     Rate on Income     December 31,      Rate on Income
                                                        2003            (Expense)           2002            (Expense)
                                                    -------------   ----------------    -------------    ----------------
Consolidated assets and liabilities:
   Notes receivable:
      Variable rate..........................       $          --    $            --    $          --    $            --
      Fixed rate.............................               3,096                 --           28,612                 --
                                                    -------------   ----------------    -------------    ----------------
                                                    $       3,096                 --    $      28,612                 --
                                                    =============   ----------------    =============    ----------------
   Mortgage notes payable:
      Variable rate..........................       $      12,680               (127)   $      54,109               (541)
      Fixed rate.............................              96,825                 --           58,124                 --
                                                    -------------   ----------------    -------------    ----------------
                                                    $     109,505               (127)   $     112,233               (541)
                                                    =============   ----------------    =============    ----------------
   Convertible Trust Preferred Securities:
      Fixed rate.............................       $      25,000                 --    $      25,000                 --
                                                    =============   ----------------    =============    ----------------

Proportionate share of assets and liabilities
 from investments in joint ventures:
   Second Holding:
      Investments:
         Variable rate.......................       $     891,993              8,920    $     912,705              9,127
                                                    =============                       =============
      Debt:
         Variable rate.......................       $     932,409             (9,324)   $     871,100             (8,711)
                                                    =============   ----------------    =============    ----------------
   Net effect from Second Holding............                                   (404)                                416
                                                                    ----------------                     ----------------
   Wellsford/Whitehall:
      Debt:
         Variable rate, with LIBOR cap (A)...       $      39,398               (394)   $      90,977               (910)
         Fixed rate..........................              26,323                 --           29,071                 --
                                                    -------------   ----------------    -------------    ----------------
                                                    $      65,721                       $     120,048
                                                    =============                       =============
   Effect from Wellsford/Whitehall...........                                   (394)                               (910)
                                                                    ----------------                     ----------------

   Fordham Tower:
      Fixed rate (B).........................       $       2,890                 --    $       3,400                 --
                                                    =============   ----------------    =============    ----------------

Net decrease in annual income, before minority
   interest benefit and income tax benefit...                                   (925)                             (1,035)
Minority interest benefit....................                                     18                                  77
Income tax benefit...........................                                     --                                 383
                                                                     ---------------                     ----------------

Net decrease in annual net income............                        $          (907)                    $          (575)
                                                                     ===============                     ================
Per share, basic and diluted.................                        $         (0.14)                    $         (0.09)
                                                                     ===============                     ================

_________________________________________

(A) In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon 30-day LIBOR of 1.12% and 1.38% at December 31, 2003 and 2002, respectively.

(B) The Company's investment in Fordham Tower was reduced to $2,890 as a result of partial principal payments in October and December 2003, as provided in the amended loan agreement. For purposes of this disclosure, the balance will be presented as a fixed rate investment as the balance does not accrue interest and future earnings from this venture by the Company will be based upon future proceeds from sales of units and commercial phases, or other capital events.

Item 8.   Consolidated Financial Statements and Supplementary Data.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K starting at F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.  Controls and Procedures.

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


PART III

Item 10.  Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company, their ages and their positions are as follows:

          Name               Age            Positions and Offices Held
--------------------------   --- -----------------------------------------------

Jeffrey H. Lynford.........  56  Chairman of the Board, Chief Executive Officer,
                                  President and Director**
James J. Burns.............  64  Senior Vice President, Chief Financial Officer
                                  and Secretary
Willliam H. Darrow II......  56  Vice President
David M. Strong............  45  Vice President of Development
Mark P. Cantaluppi.........  33  Vice President, Chief Accounting Officer
Bonnie R. Cohen............  61  Director***
Douglas Crocker II.........  63  Director**
Meyer S. Frucher...........  57  Director***
Mark S. Germain............  53  Director**
Edward Lowenthal...........  59  Director*
David J. Neithercut........  48  Director*

-----------------------------------

     *  Term expires during 2004.
    **  Term expires during 2005.
   ***  Term expires during 2006.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors" and "Executive Officers" of the Company's definitive proxy statement for the 2004 annual meeting of shareholders is incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the sections captioned "Compensation of Directors", "Executive Compensation", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 2004 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" and "Related Shareholder Matters" of the Company's definitive proxy statement for the 2004 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 2004 annual meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information contained in the section captioned "Principal Accountant Fees and Services" of the Company's definitive proxy statement for the 2004 annual meeting of shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  (1)  Financial Statements

          The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

          Consolidated Balance Sheets as of December 31, 2003 and 2002.

          Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

          Notes to Consolidated Financial Statements.

          Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes.

          Second Holding Company, LLC Consolidated Financial Statements and
          Notes.

     (2)  Financial Statement Schedules

          III.  Real Estate and Accumulated Depreciation

          All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

(3) Exhibits

(a) Exhibit No.Description&
    ---------- ------------

          3.1  Articles of Amendment and Restatement of the Company. ****
          3.2 Articles Supplementary Classifying 350,000 Shares of Common Stock as Class A Common Stock. ****
          3.3 Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock. ****
          3.4  Bylaws of the Company. ****
          3.5 Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000. &&&&&
          4.1  Specimen certificate for Common Stock. ***
          4.2  Specimen certificate for Class A Common Stock. ****
          4.3 Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock. ****
          4.4 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and W/W Group Holdings, L.L.C. ("Holding Co.") relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of May 28, 1999, by and between Wellsford and United States Trust Company of New York (the "Warrant Agent"). &&&&&&
          4.5 Warrant Sale Agreement, dated as of December 21, 2000, between Wellsford and Holding Co. relating to the transfer to Wellsford of warrants issued by Wellsford to Holding Co. pursuant to that certain Warrant Agreement dated as of August 28, 1997, by and between Wellsford and the Warrant Agent, as amended on July 16, 1998, and as further amended on May 28, 1999. &&&&&&
          4.6 Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000. **
          4.7 Indenture for 8.25% Convertible Junior Subordinated Debentures, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. &&&&&
          10.1 Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon. *
          10.2 First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon. ****
          10.3 Second Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of November 16, 1998. +++++
          10.4 Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company, dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park. *

   ----------  ------------

          10.5 Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
          10.6 Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
          10.7 Reimbursement and Indemnification Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
          10.8 Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997. ****
          10.9 Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
         10.10 Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent. ****
         10.11 Nomura Conditional Guaranty of Payment under the Mezzanine Loan Agreement, dated as of July 16, 1998, by Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, the Company, Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII and Whitehall Street Real Estate Limited Partnership VIII in favor of BankBoston and Goldman Sachs Mortgage Company. ++
         10.12 Contribution Agreement, dated as of February 12, 1998, among Saracen Properties, Inc., Saraceno Holding Trust General Partnership, Dominic J. Saraceno, 150 Wells Avenue Realty Trust, River Park Realty Trust, Seventy Wells Avenue LLC, Newton Acquisition LLC I, Saracen Portland L.L.C., KSA Newton Acquisition Limited Partnership II and KSA Newton Limited Partnership I, as Contributor, and Wellsford/Whitehall Properties, L.L.C., as Contributee. &&&&
         10.13 Limited Liability Company Operating Agreement of Wellsford/Whitehall Group, L.L.C. ("WWG"), dated as of May 28, 1999. +++
         10.14 First Amendment to the Limited Liability Company Operating Agreement of WWG, dated as of December 21, 2000, among WHWEL Real Estate Limited Partnership, Wellsford Commercial Properties Trust, WXI/WWG Realty, L.L.C., Holding Co. and WP Commercial, L.L.C., dated as of May 28, 1999 (excluding exhibits and schedules). &&&&&&
         10.15 $34,500,000 Multifamily Note, dated December 24, 1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C. +
         10.16 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation. +
         10.17 1998 Management Incentive Plan of the Company. ++
         10.18 1997 Management Incentive Plan of the Company. **
         10.19 Rollover Stock Option Plan of the Company. **
         10.20 Amended and Restated Employment Agreement dated as of December
               7, 2001 by and between Wellsford Real Properties, Inc. and Jeffrey H. Lynford. ^^^
         10.21 Employment Separation Agreement dated as of December 7, 2001 by and between Wellsford Real Properties, Inc. and Edward Lowenthal. ^^^
         10.22 Employment Agreement between the Company and David M. Strong.
               ^^^^^

   ----------  ------------

         10.23 Certificate of Trust of WRP Convertible Trust I, as filed with the Secretary of State of the State of Delaware on May 5, 2000. &&&&&
         10.24 Declaration of Trust of WRP Convertible Trust I, dated as of May 5, 2000, by and among Rodney F. Du Bois and James J. Burns as Regular Trustees, Wilmington Trust Company as both Delaware Trustee and Institutional Trustee and Wellsford Real Properties, Inc., as Sponsor. &&&&&
         10.25 Preferred Securities Purchase Agreement, dated as of May 5,
               2000, by and among Wellsford Real Properties, Inc., WRP Convertible Trust I and ERP Operating Limited Partnership. &&&&&
         10.26 Preferred Securities Guarantee, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. &&&&&
         10.27 Common Securities Guarantee, dated as of May 5, 2000, by Wellsford Real Properties, Inc. &&&&&
         10.28 Amendment to Registration Rights Agreement, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and ERP Operating Limited Partnership. &&&&&
         10.29 Bond Pledge and Security Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Pledgor, Commerzbank AG, as Bank, and United States Trust Company of New York, as Bond Trustee. #
         10.30 Letter of Credit Reimbursement Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Account Parties, and Commerzbank AG, as Bank. #
         10.31 Promissory Note, dated June 16, 2000, between Wellsford Real Properties, Inc. and Commerzbank AG. #
         10.32 Letter Agreement dated September 30, 2000, between Wellsford
               Real Properties, Inc. and Creamer Vitale Wellsford L.L.C. relating to the sale and subsequent assignment of SX Advisors, LLC's interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
         10.33 Assignment of Membership Interest, dated as of October 1, 2000, between SX Advisors, LLC and Wellsford Fordham Tower, L.L.C., whereby SX Advisors, LLC assigned its interest in Creamer Vitale Wellsford L.L.C. to Wellsford Real Properties, Inc. ##
         10.34 Memorandum of Understanding, dated October 25, 2000, among Wellsford Real Properties, Inc., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, WXI/WWG Realty, L.L.C. and W/W Group Holdings, L.L.C., relating to Wellsford/Whitehall Group, L.L.C. ##
         10.35 Operating Agreement of Silver Mesa at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 10, 1998. +++++
         10.36 First Amendment to the Operating Agreement of Silver Mesa at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 19, 2000. +++++
         10.37 Loan Agreement (including Joinder Agreement signed by the Company), dated as of June 25, 2001, between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. ^

   ----------  ------------

         10.38 First Amendment to Loan Agreement and Other Loan Documents, dated October 1, 2002, between Wellsford/Whitehall Holdings, L.L.C. and General Electric Capital Corporation.++++++
         10.39 Promissory Note, dated June 25, 2001, between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. ^
         10.40 Guaranty, dated as of June 25, 2001, made by WWG 401 North Washington LLC in favor of General Electric Capital Corporation.^
         10.41 Hazardous Substances Indemnity Agreement, dated as of June 25, 2001, by Wellsford/Whitehall Holdings, L.L.C., WWG 401 North Washington LLC, Wellsford/Whitehall Group, L.L.C. and Wellsford/Whitehall Properties II, L.L.C. for the benefit of General Electric Capital Corporation. ^
         10.42 Indemnification Agreement, dated as of June 25, 2001, between Whitehall Street Real Estate Limited Partnership V, Whitehall Street Real Estate Limited Partnership VI, Whitehall Street Real Estate Limited Partnership VII, Whitehall Street Real Estate Limited Partnership VIII, Whitehall Street Real Estate Limited Partnership XI, Whitehall Street Real Estate Limited Partnership XII and Wellsford Real Properties, Inc. in favor of General Electric Capital Corporation. ^
         10.43 Indemnity Regarding Guaranty Obligations, dated as of June 25, 2001, between Wellsford/Whitehall Holdings, L.L.C. and WWG 401 North Washington LLC. ^
         10.44 October 2001 Amendment to the Letter of Credit Reimbursement Agreement, dated October 26, 2001 among PPPIC, Wellsford Real Properties, Inc. and Commerzbank AG. ^^
         10.45 November 2003 Amendment to the Letter of Credit Reimbursement Agreement dated November 7, 2003 among PPPIC, Wellsford Real Properties, Inc. and Commerzbank AG.
         10.46 Operating Agreement of Green River at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of January 5, 2000. +++++
         10.47 First Amendment to the Operating Agreement of Green River at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of February 11, 2002. +++++
         10.48 $27,000,000 Multifamily Note, dated November 20, 1998, payable to the order of GMAC Commercial Mortgage Corporation by Red Canyon at Palomino Park LLC. +++++
         10.49 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated November 20, 1998, by Red Canyon at Palomino Park LLC in favor of GMAC Commercial Mortgage Corporation. +++++
         10.50 Operating Agreement of Park at Highlands L.L.C. between
               Wellsford Park Highlands Corp. and Al Feld, dated as of April 27, 1995. ^^^^
         10.51 First Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 29, 1995. ^^^^
         10.52 Second Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 31, 1997. ^^^^
         10.53 Wellsford Real Properties, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees.++++++

   ----------  ------------

         10.54 Deed of Trust, Security Agreement and Fixture Filing for Green River at Palomino Park LLC, as grantor to The Public Trustee of Douglas County, as trustee for the benefit of AUSA Life Insurance Company, Inc. dated February 6, 2003.++++++
         10.55 $40,000,000 Secured Promissory Note, dated February 6, 2003, payable to the order of AUSA Life Insurance Company, Inc. by Green River at Palomino Park LLC.++++++
         10.56 Sale-Purchase Agreement dated as of March 14, 2003 between Wellsford Capital Properties, L.L.C. and 955 Perimeter Road Realty, LLC for the sale of 15, 19 and 23 Keewaydin Drive, Salem, New Hampshire.###
         10.57 Third Amendment to Sale-Purchase Agreement dated as of June 3, 2003 between Wellsford Capital Properties, L.L.C. and 955 Perimeter Road Realty, LLC for the sale of 15, 19 and 23 Keewaydin Drive, Salem, New Hampshire.###
         10.58 Letter Agreement dated January 20, 2004 between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. setting forth the terms of an extension of the portfolio loan.
         10.59 March 2004 Amendment to the Letter of Credit Reimbursement Agreement, dated March 11, 2004 among PPPIC, the Company and Commerzbank AG.
         10.60 Second Amendment to the Limited Liability Company Operating Agreement of Wellsford/Whitehall Group, L.L.C., dated as of March 5, 2004.
          21.1 Subsidiaries of the Registrant.
          23.1 Consent of Ernst & Young LLP.
          23.2 Consent of KPMG LLP.
          23.3 Consent of Ernst & Young LLP.
          31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _____________________________

*      Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
** Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
*** Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
****   Previously filed as an exhibit to the Form S-11 filed on July 30, 1997.
&      Wellsford acquired its interest in a number of these documents by assignment.
&&&&   Previously filed as an exhibit to the Form 8-K filed on April 28, 1998.
&&&&& Previously filed as an exhibit to the Form 8-K filed on May 11, 2000. &&&&&& Previously filed as an exhibit to the Form 8-K filed on January 11, 2001.
+      Previously filed as an exhibit to the Form 10-K filed on March 31, 1998.
++     Previously filed as an exhibit to the Form 10-K filed on March 31, 1999.
+++    Previously filed as an exhibit to the Form 10-K filed on March 29, 2000.
+++++ Previously filed as an exhibit to the Form 10-K filed on March 22, 2002. ++++++ Previously filed as an exhibit to the Form 10-K filed on March 26, 2003.
#      Previously filed as an exhibit to the Form 10-Q filed on August 2, 2000.
##     Previously filed as an exhibit to the Form 10-Q filed on November 3,
       2000.
###    Previously filed as an exhibit to the Form 10-Q on June 30, 2003.
^      Previously filed as an exhibit to the Form 10-Q filed on August 10, 2001.
^^     Previously filed as an exhibit to the Form 10-Q filed on November 6,
       2001.
^^^    Previously filed as an exhibit to the Form 8-K filed on December 10,
       2001.
^^^^   Previously filed as an exhibit to the Form 10-Q filed on May 10, 2002.
^^^^^  Previously filed as an exhibit to the Form 10-Q filed on August 12, 2002.

     (b) During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

         Date of Report
     (Date of Earliest Event)         Items Reported              Date Filed
     -----------------------    -----------------------       ------------------

        November 13, 2003       The Company furnished         November 13, 2003
                                under Item 9, a copy of
       (November 13, 2003)      the press release
                                reporting results for the
                                third quarter ended
                                September 30, 2003

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

                                   WELLSFORD REAL PROPERTIES, INC.


                                        By: /s/ James J. Burns
                                            ------------------------------------
                                            James J. Burns
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Secretary


                                        By: /s/ Mark P. Cantaluppi
                                            ------------------------------------
                                            Mark P. Cantaluppi
                                            Vice President, Chief Accounting
                                            Officer

Dated: March 9, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                              Title                      Date
-----------------------------      -------------------------      --------------
/s/ Jeffrey H. Lynford             Chairman of the Board,         March 9, 2004
-----------------------------      Chief Executive Officer,
Jeffrey H. Lynford                 President and Director

/s/ Bonnie R. Cohen                Director                       March 9, 2004
-----------------------------
Bonnie R. Cohen

/s/ Douglas Crocker II             Director                       March 9, 2004
-----------------------------
Douglas Crocker II

/s/ Meyer S. Frucher               Director                       March 9, 2004
-----------------------------
Meyer S. Frucher

/s/ Mark S. Germain                Director                       March 9, 2004
-----------------------------
Mark S. Germain

/s/ Edward Lowenthal               Director                       March 9, 2004
-----------------------------
Edward Lowenthal

/s/ David J. Neithercut            Director                       March 9, 2004
-----------------------------
David J. Neithercut

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page No. in
                                                                      Form 10-K
                                                                     -----------

Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002.................F-3

Consolidated Statements of Operations
    for the Years Ended December 31, 2003, 2002 and 2001.....................F-4

Consolidated Statements of Changes in Shareholders' Equity
    for the Years Ended December 31, 2003, 2002 and 2001.....................F-5

Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2003, 2002 and 2001.....................F-6

Notes to Consolidated Financial Statements...................................F-8

Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements
    and Notes...............................................................F-47

Second Holding Company, LLC Consolidated Financial Statements and
    Notes...................................................................F-64

FINANCIAL STATEMENT SCHEDULES

III - Real Estate and Accumulated Depreciation...............................S-1

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Wellsford Real Properties, Inc.

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Second Holding Company, LLC, (a joint venture in which the Company has a 51.1% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Second Holding Company, LLC, it is based solely on their report. In the consolidated financial statements, the Company's investment in Second Holding Company, LLC is stated at $29,230,179 and $28,228,810, respectively, at December 31, 2003 and 2002, and the Company's equity in net income (loss) of Second Holding Company, LLC is stated at $1,639,879, $723,430, and $(162,933), respectively, for the three years in the period ended December 31, 2003.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

New York, New York
March 8, 2004

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------  -------------
ASSETS
Real estate assets, at cost:
   Land..............................................$ 18,735,969  $ 19,402,840
   Buildings and improvements........................ 113,556,952   117,320,307
                                                     ------------  ------------
                                                      132,292,921   136,723,147
   Less:
      Accumulated depreciation....................... (16,774,867)  (12,833,600)
                                                     ------------  ------------
                                                      115,518,054   123,889,547
   Residential units available for sale..............   9,235,970    14,541,634
   Land held for development.........................   5,828,453     5,410,831
                                                     ------------  ------------
                                                      130,582,477   143,842,012
Notes receivable.....................................   3,096,000    28,612,000
Assets held for sale.................................   2,334,535     6,255,666
Investment in joint ventures.........................  53,759,723    94,180,991
                                                     ------------  ------------
Total real estate and investments.................... 189,772,735   272,890,669

Cash and cash equivalents............................  55,377,515    38,581,841
Restricted cash and investments......................  10,210,405     9,543,934
Investments in U.S. Government securities............  27,516,211            --
Prepaid and other assets.............................   2,950,260    11,758,599
                                                     ------------  ------------

Total assets.........................................$285,827,126  $332,775,043
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable............................$109,504,562  $112,232,830
   Accrued expenses and other liabilities,
      including the liability for deferred
      compensation of $9,748,487 and $8,933,607......  16,283,419    15,312,782
   Liabilities attributable to assets held for sale..     317,486       224,007
                                                     ------------  ------------
Total liabilities.................................... 126,105,467   127,769,619
                                                     ------------  ------------

Company-obligated, mandatorily redeemable convertible
   preferred securities of WRP Convertible Trust I,
   holding solely 8.25% junior subordinated
   debentures of Wellsford Real Properties, Inc.
   ("Convertible Trust Preferred Securities")........  25,000,000    25,000,000

Minority interests...................................   3,447,615     3,438,127

Commitments and contingencies

Shareholders' equity:
   Series A 8% convertible redeemable preferred stock,
      $.01 par value per share, 2,000,000 shares
      authorized, no shares issued and outstanding...          --            --
   Common stock, 98,825,000 shares authorized, $.02
      par value per share - 6,286,091 and 6,280,683
      shares issued and outstanding..................     125,722       125,614
   Class A-1 common stock, 175,000 shares authorized,
      $.02 par value per share - 169,903 shares
      issued and outstanding.........................       3,398         3,398
   Paid in capital in excess of par value............ 162,736,723   162,751,498
   Retained earnings (deficit)....................... (25,242,236)   20,617,085
   Accumulated other comprehensive loss; share of
      unrealized loss on interest rate protection
      contract purchased by joint venture investment,
      net of income tax benefit......................     (50,429)     (253,500)
   Deferred compensation.............................          --      (277,664)
   Treasury stock, 305,249 and 311,624 shares........  (6,299,134)   (6,399,134)
                                                     ------------  ------------
Total shareholders' equity........................... 131,274,044   176,567,297
                                                     ------------  ------------

Total liabilities and shareholders' equity...........$285,827,126  $332,775,043
                                                     ============  ============

                 See notes to Consolidated Financial Statements

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended December 31,
                                ------------------------------------------------
                                     2003             2002              2001
                                -------------    -------------    --------------

REVENUES
   Rental revenue.............. $  14,256,344    $  15,105,552    $  12,441,232
   Revenue from sales of
      residential units........    12,535,481       10,635,188       21,932,050
   Interest revenue............     7,451,199        4,096,374        5,175,162
   Fee revenue.................     1,359,408          674,975          617,376
                                -------------    -------------    -------------
      Total revenues...........    35,602,432       30,512,089       40,165,820
                                -------------    -------------    -------------

COSTS AND EXPENSES
   Cost of sales of residential
      units....................    10,708,448        9,543,905       19,363,647
   Property operating and
      maintenance..............     4,894,726        4,815,091        3,236,690
   Real estate taxes...........     1,296,883        1,290,439          863,219
   Depreciation and
      amortization.............     8,537,016        5,264,499        5,307,394
   Property management.........       292,102          419,163          438,969
   Interest....................     6,583,411        5,850,719        4,355,864
   General and administrative..     5,590,971        6,567,166        8,466,948
   Restructuring charge........            --               --        3,526,772
                                -------------    -------------    -------------
      Total costs and expenses.    37,903,557       33,750,982       45,559,503

(Loss) income from joint
   ventures....................   (34,429,066)        (208,751)       4,564,406
                                -------------    -------------    -------------

(Loss) before minority interest,
   income taxes, accrued
   distributions and amortization
   of costs on Convertible
   Trust Preferred Securities and
   discontinued operations.....   (36,730,191)      (3,447,644)        (829,277)

Minority interest benefit
   (expense)...................        85,337           43,281         (282,526)
                                -------------    -------------    -------------

(Loss) before income taxes,
   accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities and discontinued
   operations..................   (36,644,854)      (3,404,363)      (1,111,803)

Income tax expense (benefit)...     7,135,000       (1,322,000)         513,000
                                -------------    -------------    -------------
(Loss) before accrued distributions
   and amortization of costs on
   Convertible Trust Preferred
   Securities and discontinued
   operations..................   (43,779,854)      (2,082,363)      (1,624,803)
Accrued distributions and
   amortization of costs on
   Convertible Trust Preferred
   Securities, net of income
   tax benefit of $720,000 in
   2002 and 2001...............     2,099,815        1,379,815        1,379,815
                                -------------    -------------    -------------
(Loss) from continuing
   operations..................   (45,879,669)      (3,462,178)      (3,004,618)
Income from discontinued
   operations, net of income tax
   expense of $16,000, $22,000 and
   $186,000, respectively......        20,348           89,759          280,002
                                -------------    -------------    -------------

Net (loss) .................... $ (45,859,321)   $  (3,372,419)   $  (2,724,616)
                                =============    =============    =============

Per share amounts, basic and
   diluted:
   (Loss) from continuing
      operations............... $       (7.11)   $       (0.53)   $       (0.42)
   Income from discontinued
      operations...............            --             0.01             0.04
                                -------------    -------------    -------------
   Net (loss).................. $       (7.11)   $       (0.52)   $       (0.38)
                                =============    =============    =============

Weighted average number of common
   shares outstanding:
   Basic.......................     6,454,236        6,436,755        7,213,029
                                =============    =============    =============
   Diluted.....................     6,454,236        6,436,755        7,213,029
                                =============    =============    =============

                 See notes to Consolidated Financial Statements

                                                 WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         Accumulated
                          Common Shares*                    Retained        Other                        Total
                       -------------------    Paid-in       Earnings    Comprehensive    Deferred     Shareholders'   Comprehensive
                         Shares    Amount     Capital**     (Deficit)   (Loss)Income   Compensation      Equity          (Loss)
                       ---------  --------  ------------  ------------  -------------  ------------   -------------   -------------

Balance, January 1,
   2001..............  8,350,378  $167,008  $190,889,226  $ 26,714,120          --     $(1,788,005)   $215,982,349
Director and employee
   share grants......     75,647     1,513     1,434,487            --          --      (1,356,000)         80,000    $         --
Amortization of deferred
   compensation***...         --        --            --            --          --       1,623,009       1,623,009              --
Shares repurchased and
   cancelled......... (2,020,784)  (40,416)  (36,535,776)           --          --              --     (36,576,192)             --
Registration costs...         --        --      (123,112)           --          --              --        (123,112)             --
Warrants repurchased
   and cancelled.....         --        --       (80,000)           --          --              --         (80,000)             --
Share of unrealized
   loss on interest
   rate protection
   contract purchased
   by joint venture
   investment, net of
   income tax benefit
   of $68,491........         --        --            --            --    (102,736)             --        (102,736)       (102,736)
Net (loss)...........         --        --            --    (2,724,616)         --              --      (2,724,616)     (2,724,616)
                       ---------  --------  ------------  ------------    --------     -----------    ------------    ------------

Balance, December 31,
   2001..............  6,405,241   128,105   155,584,825    23,989,504    (102,736)     (1,520,996)    178,078,702    $ (2,827,352)
                                                                                                                      ============
Director share
   grants............      4,760        95        91,905            --          --              --          92,000    $         --
Stock option
   exercises.........     40,585       812       675,634            --          --              --         676,446              --
Amortization of deferred
   compensation......         --        --            --            --          --       1,243,332       1,243,332              --
Share of unrealized
   loss on interest
   rate protection
   contract purchased
   by joint venture
   investment, net of
   income tax benefit
   of $100,509.......         --        --            --            --    (150,764)             --        (150,764)       (150,764)
Net (loss)...........         --        --            --    (3,372,419)         --              --      (3,372,419)     (3,372,419)
                       ---------  --------  ------------  ------------    --------     -----------    ------------    ------------

Balance, December 31,
   2002..............  6,450,586   129,012   156,352,364    20,617,085    (253,500)       (277,664)    176,567,297    $ (3,523,183)
                                                                                                                      ============
Director share
   grants............      5,408       108        85,225            --          --              --          85,333    $         --
Amortization of deferred
   compensation......         --        --            --            --          --         277,664         277,664              --
Share of unrealized
   income on interest
   rate protection contract
   purchased by joint
   venture investment, net
   of income tax benefit
   of $135,381.......         --        --            --            --     203,071              --         203,071         203,071
Net (loss)...........         --        --            --   (45,859,321)         --              --     (45,859,321)    (45,859,321)
                       ---------  --------  ------------  ------------    --------     -----------    ------------    ------------
Balance, December 31,
   2003..............  6,455,994  $129,120  $156,437,589  $(25,242,236)   $(50,429)    $        --    $131,274,044    $(45,656,250)
                       =========  ========  ============  ============    ========     ===========    ============    ============

  * Includes 169,903 class A-1 common shares.
 ** Net of treasury stock.
*** Includes $45,000 charged to the restructuring charge related to early retirement.


                 See notes to Consolidated Financial Statements


                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                                  ------------------------------------------------
                                                                       2003             2002              2001
                                                                  -------------    -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss).................................................... $(45,859,321)    $(3,372,419)     $(2,724,616)
   Adjustments to reconcile net (loss) to net cash provided by operating activities:
      Share of impairment charges from Wellsford/Whitehall.......   37,376,500              --               --
      Deferred tax provision (credit)............................    6,842,000      (1,225,000)       1,503,000
      Depreciation and amortization..............................    8,685,996       5,511,980        5,126,018
      Amortization of deferred compensation......................      277,664       1,243,332        1,578,009
      Non-cash charges in restructuring charge...................           --              --           61,081
      Distributions (less than) in excess of joint venture income   (1,282,797)        923,875          163,695
      Undistributed minority (benefit) expense...................      (85,337)        (43,281)         282,526
      Stock issued for director compensation.....................       85,333          92,000           80,000
      Value of option grants for director compensation...........       93,600              --               --
      Changes in assets and liabilities:
         Restricted cash and investments.........................     (666,471)     (1,990,775)       2,368,347
         Residential units available for sale....................    9,342,643       7,763,125       16,448,630
         Assets held for sale....................................     (356,001)       (744,892)        (217,173)
         Prepaid and other assets................................    2,126,663        (329,732)        (763,682)
         Accrued expenses and other liabilities..................      877,037      (1,985,788)       2,432,801
         Liabilities attributable to assets held for sale........       93,479          (6,563)         (69,911)
                                                                  ------------     -----------      -----------
      Net cash provided by operating activities..................   17,550,988       5,835,862       26,268,725
                                                                  ------------     -----------      -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of U.S. Government securities........................  (27,516,211)             --                --
   Investments in real estate assets.............................      (19,558)       (472,697)     (39,646,193)
   Land held for development.....................................     (360,551)             --                --
   Investments in joint ventures:
      Capital contributions......................................           --        (209,800)      (8,565,877)
      Returns of capital.........................................      509,963              --       31,616,900
   Investments in notes receivable...............................           --              --         (500,000)
   Repayments of notes receivable................................   25,516,000       6,172,727        3,589,255
   Proceeds from sale of real estate assets......................    4,165,467              --       18,553,458
                                                                  ------------     -----------      -----------
      Net cash provided by investing activities..................    2,295,110       5,490,230        5,047,543
                                                                  ------------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from credit facility...............................           --             --        12,000,000
   Repayment of credit facility..................................           --             --       (24,000,000)
   Borrowings from mortgage notes payable........................   40,000,000             --        36,747,451
   Deferred financing costs......................................     (316,881)            --                --
   Interest funded by construction loan..........................           --        431,120                --
   Repayment of mortgage notes payable...........................  (42,728,268)    (9,928,894)      (19,420,817)
   Proceeds from option exercises................................           --        676,446                --
   Distributions to minority interest............................       (5,275)       (15,232)          (16,385)
   Costs to repurchase warrants..................................           --             --           (80,000)
   Registration costs............................................           --             --          (123,112)
   Repurchase of common shares...................................           --             --       (36,576,192)
                                                                  ------------    -----------       -----------
      Net cash (used in) financing activities....................   (3,050,424)    (8,836,560)      (31,469,055)
                                                                  ------------    -----------       -----------

Net increase (decrease) in cash and cash equivalents.............   16,795,674      2,489,532          (152,787)
Cash and cash equivalents, beginning of year.....................   38,581,841     36,092,309        36,245,096
                                                                  ------------    -----------       -----------
Cash and cash equivalents, end of year........................... $ 55,377,515    $38,581,841       $36,092,309
                                                                  ============    ===========       ===========

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                        For the Years Ended December 31,
                                ------------------------------------------------
                                     2003             2002              2001
                                -------------    -------------    --------------

SUPPLEMENTAL INFORMATION:
   Cash paid during the year
   for interest, including
   amounts capitalized of
   $1,610,359 in 2001........   $  6,556,762    $ 5,763,774       $  5,849,094
                                ============    ===========       ============
   Tax refunds in excess of
   payments for income
   taxes.....................   $  1,795,490    $       107       $  1,154,461
                                ============    ===========       ============

SUPPLEMENTAL SCHEDULE OF
   NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Other comprehensive income
      (loss); share of
      unrealized income
      (loss) on interest rate
      protection contract
      purchased by joint
      venture investment,
      net of tax.............   $    203,071    $  (150,764)      $   (102,736)
                                ============    ===========       ============
   Release of shares held in
      deferred compensation
      plan...................   $    100,000    $    50,000
                                ============    ===========
   Reclassification of Silver
      Mesa units from land,
      building and improvements
      and accumulated depreciation
      to residential units
      available for sale in 2003
      and 2002, respectively.   $  4,036,979    $16,903,808
                                ============    ===========
   Value of land, net other
      assets and minority
      interest assumed on
      investment in land held
      for development........   $    100,100
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

     The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) commercial property operations which are held in the Company's subsidiary, Wellsford Commercial Properties Trust, through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) Debt and Equity Activities - Wellsford Capital SBU; and (iii) Property Development and Land Investments - Wellsford Development SBU.

     See Note 13 for additional information regarding the Company's industry segments.

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

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the period ending after December 15, 2003 for variable interest entities in which the Company held an interest before February 1, 2003. The Company has two variable interest entities, one of which is consolidated under the provisions of FIN 46 at December 31, 2003. In addition, based on the provisions of FIN 46, the Company will be required to deconsolidate the entity which issued the Convertible Trust Preferred Securities during the quarter ending March 31, 2004. The Company is currently assessing the impact to the display changes for the financial statements, but believes that there will be no material impact to financial position, results of operations or cash flows upon adoption.

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


     Cash and Cash Equivalents. The Company considers all demand and money market accounts and short term investments in government funds with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

     Investment in U.S. Government Securities. Investments in U.S. Government securities are classified as held-to-maturity and are carried at amortized cost.

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

     Depreciation and amortization expense was approximately $8,537,000, $5,264,000 and $5,307,000 in 2003, 2002 and 2001, respectively, and included approximately $4,021,000, $758,000 and $1,950,000 of amortization in 2003, 2002 and 2001, respectively, of certain costs capitalized to the Company's Investment in Joint Ventures. The 2003 amount includes (i) a charge to write-off the remaining $2,644,000 of unamortized warrant costs by the Company relating to the Wellsford/Whitehall venture as a result of an impairment charge recorded by that venture during the fourth quarter of 2003 and (ii) accelerated amortization attributable to asset sales in 2003 of $994,000 in excess of the straight-line amount.

     The Company reviews its real estate assets, investments in joint ventures and other investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In August 2001, Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 by the Company on January 1, 2002, did not

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Summary of Significant Accounting Policies (continued)

     have a material effect on its results of operations or financial position. Adoption of the standard requires a change in display of operating results as the operations of properties which are classified as held for sale or are sold subsequent to January 1, 2002 will be included as discontinued operations. The Company reclassified two properties in the Wellsford Capital SBU as a discontinued operation at June 30, 2003. Accordingly, the Company reclassified the December 31, 2002 balance sheet and prior period presentation of its statements of operations and cash flows in accordance with SFAS No. 144. Assets held for sale are recorded at the lower of historical cost or market value less selling costs. One of the properties was sold in July 2003. The operations of these two properties had not been classified as discontinued operations but treated as held for use for the year ended December 31, 2002 and accordingly the Company recorded depreciation expense during that year. No depreciation was recorded subsequent to July 1, 2003 for these two properties. Depreciation was not recorded during the year ended December 31, 2001 as a result of these assets being held for sale at that time as well.

     Real Estate - Residential Units Available for Sale. The Company's residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the Company records cost of sales based upon relative sales values. Sales price concessions are recognized as a reduction in sales revenues as individual units are sold. Advertising costs are expensed as incurred.

     Deferred Financing Costs. Deferred financing costs consist of costs incurred to obtain financing or financing commitments, including the issuance of the Convertible Trust Preferred Securities. Such costs are amortized over the expected term of the respective agreements.

     Mortgage Note Receivable Impairment. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due including future interest payable under the note agreement are not collectable. No impairment has been recorded during the years ended December 31, 2003, 2002 and 2001.

     Debt, Other Liabilities and Equity. In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. SFAS No. 150 defines the appropriate balance sheet classification of instruments with both debt and equity components and the appropriate expense classification for any dividend, interest or fair value adjustments. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Company has determined that this statement did not have any impact on its financial position or results of operations.

     Revenue Recognition. Commercial properties are leased under operating leases. Rental revenue from office properties is recognized on a straight-line basis over the terms of the respective leases. Residential units are leased under operating leases with terms of generally six to fourteen months and such rental revenue is recognized monthly as tenants are billed. Interest revenue is recorded on an accrual basis over the life of the loan. Prepayment penalties on mortgages receivable are recorded as interest revenue in the period that such fees are earned. Fee revenues are recorded in the period earned, based upon formulas as defined by agreement for management services or upon asset sales and purchases by certain joint venture investments. Sales of real estate assets are recognized at closing, subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

     Share Based Compensation. SFAS No. 123 "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for share based compensation plans, including share options. However, registrants may elect to continue accounting for share option plans under Accounting

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Summary of Significant Accounting Policies (continued)

     Principles Board Opinion ("APB") No. 25, but are required to provide pro forma net income and earnings per share information "as if" the fair value approach had been adopted. The Company previously elected to account for its share based compensation plans under APB No. 25, resulting in no impact on the Company's consolidated financial statements for the years ended December 31, 2002 and 2001.

     In December 2002, SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued as an amendment to SFAS No. 123. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has determined that the prospective method of transition will be used to account for stock-based compensation on a fair value basis during 2003 and in the future. This method results in the Company applying the provisions of SFAS No. 123 to all 2003 and future grants and significant modifications to the terms of previously granted options by expensing the determined fair value of the options over the future vesting periods.

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

     Derivative and Hedging Activities. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company and its joint venture investments have adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company and its joint venture investments to recognize all derivatives on the balance sheet at fair value. The Company's derivative investments are currently made by its joint venture investments and are primarily interest rate hedges where changes in the fair value of the derivative are offset against the changes in the fair value of the hedged debt or a cash flow hedge which limits the base rate of variable rate debt. For a cash flow hedge, the ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable and the effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive income (loss), net of income tax benefit (expense).

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Summary of Significant Accounting Policies (continued)

     The following table details the computation of earnings per share, basic and diluted:

                                        For the Years Ended December 31,
                                ------------------------------------------------
                                     2003             2002              2001
                                -------------    -------------    --------------

Numerator:
   (Loss) from continuing
      operations.............   $(45,879,669)    $(3,462,178)     $(3,004,618)
   Income from discontinued
      operations, net of
      income tax expense of
      $16,000, $22,000 and
      $186,000, respectively.         20,348          89,759          280,002
                                ------------     -----------      -----------
   Net (loss)................   $(45,859,321)    $(3,372,419)     $(2,724,616)
                                ============     ===========      ===========

Denominator:
   Denominator for net (loss)
      per common share,
      basic - weighted average
      common shares..........      6,454,236       6,436,755        7,213,029
   Effect of dilutive
      securities:
      Stock options..........             --              --               --
      Convertible Trust
         Preferred
         Securities..........             --              --               --
      Warrants...............             --              --               --
                                ------------     -----------      -----------
   Denominator for net (loss)
      per common share,
      diluted - weighted average
      common shares..........      6,454,236       6,436,755        7,213,029
                                ============     ===========      ===========

Per share amounts, basic and
   diluted:
   (Loss) from continuing
      operations.............   $      (7.11)    $     (0.53)     $     (0.42)
   Income from discontinued
      operations.............             --            0.01             0.04
                                ------------     -----------      -----------
Net (loss)...................   $      (7.11)    $     (0.52)     $     (0.38)
                                ============     ===========      ===========

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

     Reclassification. Amounts in certain accounts in the Consolidated Balance Sheets, Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and certain tables in the footnote disclosures have been reclassified to conform to the current period presentation primarily from the presentation requirements for assets classified as held for sale during 2003.

3.   Restricted Cash and Investments

     Restricted cash and investments primarily consists of deferred compensation arrangement deposits and debt service, construction reserve and environmental reserve balances. At December 31, 2003 and 2002, deferred compensation arrangement deposits amounted to approximately $9,748,000 and $8,934,000, respectively, and reserve balances amounted to approximately $462,000 and $610,000, respectively. Deferred compensation arrangement deposits, are made in cash, but can be directed to be used to purchase other investments including equity securities, bonds and partnership interests.

4.   Investments in U.S. Government Securities

     Investments in securities primarily consists of U.S. Government treasury obligations which are being held to maturity by the Company. As of December 31, 2003 the balance of these securities was

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Investments in U.S. Government Securities (continued)

     approximately $27,516,000, had a weighted average yield to maturity of 1.35% per annum, after fees, and a weighted average term to maturity of approximately 17 months. No security in the portfolio has a maturity longer than 22 months from its initial purchase date and the latest maturity as of December 31, 2003 is October 31, 2005.

5.   Notes Receivable

     At December 31, 2003 and 2002, notes receivable consisted of the following:

                                                 Interest
                                                 Rate in                                   Balance at December 31,
                                   Stated        Effect                         Payment  ---------------------------
     Notes Receivable (A)       Interest Rate       (B)       Maturity Date      Terms        2003           2002
     -----------------------    -------------    ----------   -------------     -------  -------------   -----------
     277 Park Loan..........          12.00%      12.00%           May 2007     (C)      $         --   $ 25,000,000
     Guggenheim.............           8.25%       8.25%      December 2005     (D)         3,096,000      3,612,000
                                                                                         -------------  ------------
                                                                                         $  3,096,000   $ 28,612,000
                                                                                         =============  ============

     --------------------------
     (A) For additional information regarding notes receivable, see Footnote 13, "Segment Information, Debt and Equity Investments."
     (B)  At December 31, 2003 based upon then in effect fixed rates.
     (C) The 277 Park Loan was prepaid by the borrower in September 2003. Prior to prepayment, monthly interest only payments were required.
     (D) Provides for annual principal paydowns and interest from the sale of equity interests in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire"). On January 5, 2004, the Company received a principal payment of $1,032,000 relating to 2003.

6.   Debt

     At December 31, 2003 and 2002, the Company's debt consisted of the following:

                                                                                               Balance at December 31,
                                                     Initial                Stated           ---------------------------
                     Debt/Project                 Maturity Date          Interest Rate            2003           2002
     --------------------------------------       -------------        ------------------    ------------   ------------
     Mortgage notes payable:
        Palomino Park Bonds (A)............            May 2005               Variable (B)   $ 12,680,000   $ 12,680,000
        Blue Ridge Mortgage................       December 2007                  6.92% (C)     31,944,959     32,447,478
        Red Canyon Mortgage................       December 2008                  6.68% (C)     25,293,789     25,676,576
        Silver Mesa Conversion Loan........       December 2003          LIBOR + 2.00% (D)             --      4,317,501
        Green River Construction Loan......        January 2003          LIBOR + 1.75% (E)             --     37,111,275
        Green River Mortgage...............          March 2013                  5.45% (C)     39,585,814             --
                                                                                             ------------   ------------
     Total mortgage notes payable..........                                                  $109,504,562   $112,232,830
                                                                                             ============   ============
     Carrying amount of real estate assets
        collateralizing mortgage notes
        payable............................                                                  $120,957,010   $143,842,011
                                                                                             ============   ============

     -----------------------------------------

     (A) Tax-exempt bonds are secured by liens on four of the five phases of Palomino Park (see below).
     (B) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (average annual rates, exclusive of credit enhancement costs, were approximately 1.79% and 1.68% for 2003 and 2002, respectively).
     (C)  Principal payments are made based on a 30-year amortization schedule.
     (D) Effective interest rate was approximately 3.38% at December 31, 2002. Principal payments were based on approximately 90% of net sales proceeds from condominium sales prior to the May 2003 payment of the then remaining unpaid principal balance.
     (E) Effective interest rate was approximately 3.17% at December 31, 2002. The Green River Construction Loan was repaid in February 2003 with proceeds from the Green River Mortgage.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Debt (continued)

     In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds have an outstanding balance of $12,680,000 at December 31, 2003 and 2002 and are currently collateralized by four phases at Palomino Park, as Silver Mesa was released from the collateral in November 2000. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit, which expires in May 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in May 2005.

     During October 2001, the Company and Commerzbank AG amended the letter of credit agreement to include the $25,000,000 of Convertible Trust Preferred Securities in shareholders' equity in the determination of the minimum shareholders' equity covenant. In the fourth quarter 2003, after the prepayment of the 277 Park Loan and with no expected near-term replacement of that investment's revenue and income impact, it was anticipated that the Company would not meet the existing debt service ratio requirements under the terms of the agreement with Commerzbank AG for the Palomino Park Bonds during one of the quarterly tests in 2004. In December 2003, the letter of credit was amended to include the effect of offsetting the loss of income from the 277 Park Loan for the six fiscal quarters beginning with the December 31, 2003 quarter.

     At December 31, 2003 Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio of which the Company's share was approximately $37,377,000, before a related charge to write-off the remaining unamortized warrant costs on the Company's books of approximately $2,644,000. As a result, the Company notified Commerzbank AG in January 2004 that it would not meet the minimum shareholders' equity covenant at December 31, 2003. The Company received a modification to the terms of the letter of credit to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity. As a result of this modification, the Company is in compliance with the letter of credit agreement covenants.

     The Company incurred aggregate fees of approximately $230,000 for each of the years ended December 31, 2003, 2002 and 2001 related to all of the credit enhancement costs for the Palomino Park Bonds.

     The Company had a $20,000,000 loan facility from a predecessor of Fleet National Bank which was secured by a $25,000,000 note receivable, bore interest at LIBOR + 2.75% per annum and expired in January 2002. Interest expense, including unused facility fees was approximately $7,000 and $300,000 for the years ended December 31, 2002 and 2001, respectively. In the future, the Company may seek to obtain a new facility based upon future liquidity requirements.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Debt (continued)

     The Company's long-term mandatory maturities of debt for the next five years and thereafter are as follows:

      For the Years Ended                       Palomino Park
         December 31,           Mortgages           Bonds             Total
     --------------------     -------------     -------------     --------------

     2004.................    $   1,436,000     $          --     $   1,436,000
     2005.................        1,578,000        12,680,000        14,258,000
     2006.................        1,682,000                --         1,682,000
     2007.................       31,341,000                --        31,341,000
     2008.................       24,140,000                --        24,140,000
     Thereafter...........       36,648,000                --        36,648,000
                              -------------     -------------     -------------
     Total................    $  96,825,000     $  12,680,000     $ 109,505,000
                              =============     =============     =============

     The Company capitalizes interest related to buildings and condominiums under construction and renovations to the extent such assets qualify for capitalization. Total interest capitalized on consolidated assets during the year ended December 31, 2001 was approximately $1,610,000. No interest was capitalized during the years ended December 31, 2003 and 2002.

7.   Convertible Trust Preferred Securities

     In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which is a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000 (the "Convertible Trust Preferred Securities"). WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% Convertible Junior Subordinated Debentures. The transactions between WRP Trust I and the Company are eliminated in the consolidated financial statements of the Company. The Company incurred approximately $450,000 of costs in connection with the issuance of the securities which are being amortized through May 2012.

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

     Based on the provisions of FIN 46, the Company will be required to deconsolidate WRP Trust I during the quarter ending March 31, 2004. The Company is currently assessing the impact to the display changes for the financial statements, but believes that there will be no material impact to financial position, results of operations or cash flows upon adoption.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.   Income Taxes

     The components of the income tax provision (benefit) for continuing operations are as follows:

                                              For the Years Ended December 31,
                                     -------------------------------------------
                                         2003            2002           2001
                                     ------------    -------------   -----------

     Current federal tax (A)........ $        --     $  (395,000)    $ (773,000)
     Current state and local tax....     293,000         298,000       (217,000)
     Deferred federal tax...........   7,090,000        (850,000)     1,353,000
     Deferred state and local tax...    (248,000)       (375,000)       150,000
                                     ------------    -------------   -----------
                                     $ 7,135,000     $(1,322,000)    $  513,000
                                     ============    =============   ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for continuing operations is as follows:

                                                                For the Years Ended December 31,
                                        -------------------------------------------------------------------------------
                                                    2003                        2002                      2001
                                        --------------------------    -----------------------   -----------------------
                                             Amount        Percent       Amount       Percent      Amount       Percent
                                        --------------   ---------    ------------  ---------   -----------   ---------
     Tax (benefit) at U.S. statutory
        rate (A).......................   $(12,826,000)    (35.00%)    $(1,191,000)    (35.00%)  $(389,000)     (35.00%)
     State taxes, net of federal
        benefit...........................      29,000       0.08%         194,000       5.70%     120,000       10.79%
     State and local tax operating loss
        carryforwards, net of federal
        taxes..........................            --           --             --          --     (171,000)     (15.38%)
     Change in valuation allowance, net    19,551,000       53.35%        (313,000)     (9.19%)    806,000       72.49%
     Non-deductible/non-taxable items,
        net............................        15,000        0.04%         (63,000)     (1.85%)    131,000       11.78%
     Effect of difference in tax rate..       366,000        1.00%          51,000       1.50%      16,000        1.44%

                                        --------------   ---------    ------------  ---------   -----------   ---------
                                          $ 7,135,000       19.47%     $(1,322,000)    (38.84%)  $ 513,000       46.12%
                                        ==============   =========    ============  =========   ===========   =========

     -----------------------------------

     (A) The aforementioned income tax expense (benefit) for 2002 and 2001 is prior to the tax benefit aggregating $720,000 in each of these periods attributable to the Convertible Trust Preferred Securities distributions and amortization.

     The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, resulting from the Company's merger with VLP in 1998. The NOLs aggregate approximately $56,500,000 at December 31, 2003, expire in the years 2007 through 2012 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. Any annual amounts not used in one year may be carried forward to subsequent years. Approximately $16,500,000 could be utilized in 2004 to offset Federal taxable income.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Income Taxes (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                            December 31,
                                                                   --------------------------------
                                                                       2003              2002
                                                                   -------------     --------------
                        Deferred Tax Assets
     -------------------------------------------------------
     Net operating loss.....................................       $  19,216,683     $  21,031,195
     Deferred compensation and severance arrangements.......           5,376,915         5,329,393
     Wellsford/Whitehall asset basis differences............          19,848,858         1,044,469
     Value Property Trust asset basis differences...........             555,147         1,279,590
     AMT credit carryforwards...............................             547,564           547,564
     Other..................................................             454,621           421,374
                                                                   -------------     --------------
                                                                      45,999,788        29,653,585
     Valuation allowance....................................         (41,952,945)      (18,996,470)
                                                                   -------------     --------------
     Total deferred tax assets..............................           4,046,843        10,657,115
                                                                   -------------     --------------

                      Deferred Tax Liabilities
     -------------------------------------------------------
     Palomino Park asset basis differences..................          (3,312,254)       (3,019,961)
     Deferred gain on sale of Liberty Hampshire.............          (1,256,068)       (1,303,194)
     Other..................................................             (26,701)          (25,543)
                                                                   -------------     --------------
     Total deferred tax liabilities.........................          (4,595,023)       (4,348,698)
                                                                   -------------     --------------
     Net deferred tax (liability) asset.....................       $    (548,180)    $   6,308,417
                                                                   =============     ==============

     The Company's net deferred tax liability is included in accrued expenses and other liabilities at December 31, 2003 and its net deferred tax asset is included in prepaid and other assets at December 31, 2002 in the accompanying consolidated balance sheets.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that valuation allowances of $41,952,945 and $18,996,470 at December 31, 2003 and 2002, respectively, are necessary. The valuation allowance at December 31, 2003 relates to fully reserving the NOL carryforwards, the impact of deferred compensation and severance arrangements and alternative minimum tax credit carryforwards and substantially all of the difference in the basis of the Company's investment in Wellsford/Whitehall. As a result of the impairment charge recorded in the fourth quarter of 2003 by Wellsford/Whitehall (see Note
     13), the Company determined that it was appropriate to increase the valuation allowance attributable to NOL carryforwards so that the unreserved balance of approximately $6,680,000 at September 30, 2003 became fully reserved.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

9.   Transactions With Affiliates

     The following table details revenues and costs for transactions with affiliates for the years ended December 31, 2003, 2002 and 2001:

          (amounts in thousands)
                                                                    For the Years Ended December 31,
                                                             -----------------------------------------------
                                                                 2003             2002             2001
                                                             -------------    -------------    -------------
          Revenues
             WP Commercial (B):
                Asset acquisition fee revenue..........      $          --    $          22    $          23
                Asset disposition fee revenue..........                430                7              365
             Second Holding fees, net of fees paid to
                Reis of $120, $120 and $180, respectively              930              646              217
                                                             -------------    -------------    -------------
                                                             $       1,360    $         675    $         605
                                                             =============    =============    =============
          Costs (A)
             Affiliates of the Whitehall Funds (B):
                Management fees for VLP properties (C).      $          --    $          20    $         142
             EQR:
                Credit enhancement.....................                 81               81               81
                                                             -------------    -------------    -------------
                                                             $          81    $         101    $         223
                                                             =============    =============    =============

     -------------------------------------------------
     (A) The term cost is used as certain items are expensed directly to operations such as the management fees and portions of the other items may be capitalized into the basis of development projects.
     (B) Wellsford/Whitehall is a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"), as well as a family based in New England. See Note 13 for additional information.
     (C)  This arrangement was terminated during the second quarter of 2002.

     The Company has an approximate 51.1% non-controlling interest in a joint venture special purpose finance company, Second Holding Company, LLC, which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities ("Second Holding"). An affiliate of a significant shareholder of the Company (the Caroline Hunt Trust Estate, which owns 405,500 shares of common stock of the Company at December 31, 2003 and 2002 ("Hunt Trust")) who, together with other Hunt Trust related entities, own an approximate 39% interest in Second Holding.

     The Company has direct and indirect investments in a real estate information and database company, Reis, Inc. ("Reis"), a leading provider of real estate market information to institutional investors. At December 31, 2003 and 2002, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,790,000 or approximately 21.8% of Reis' equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

     A portion of the Reis investment is held directly by the Company and the remainder is held by Reis Capital Holdings, LLC ("Reis Capital"), a company which was organized to hold this investment. The Hunt Trust who, together with other Hunt Trust related entities, own an approximate 39% interest in Reis Capital.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Transactions With Affiliates (continued)

     Messrs. Lynford and Lowenthal were members of the EQR board of directors from the date of the Merger through their retirements from the EQR board in May 2003. In addition, the former president and vice-chairman of EQR, Mr. Crocker, is a member of the Company's Board of Directors. Mr. Neithercut, the current executive vice president and chief financial officer of EQR was elected to the Company's Board of Directors on January 1, 2004 to represent EQR's interests in the Company. EQR has a 14.15% interest in the Company's residential project in Denver, Colorado at December 31, 2003 and 2002, respectively and provides credit enhancement for the Palomino Park Bonds. A subsidiary of EQR is the holder of the Convertible Trust Preferred Securities and the class A-1 common stock of the Company. With respect to EQR's 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%) for $1,900,000. A transaction for the remaining interest would be subject to negotiation between the Company and EQR. Additionally, EQR is the beneficiary of certain rights of first offer on the Blue Ridge and Red Canyon phases at Palomino Park.

     See Note 13 for additional related party information.

10.  Shareholders' Equity

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

     The following table summarizes the stock repurchase activity by the Company and approvals thereof by the Company's Board of Directors during the year ended December 31, 2001. There were no repurchases or additional authorizations made by the Board of Directors during the years ended December 31, 2003 and 2002, respectively.

                                                                                                 Purchase      Aggregate
                                                    Repurchases       Actual        Number of    Price per     Purchase
                              Purchased From         Approved      Repurchases    Transactions     Share         Price
                          ----------------------    -----------    -----------    ------------   ---------   ------------
           June 2001...   Institutional shareholder   2,020,784      2,020,784          1        $18.10      $ 36,576,000
                                                     ==========     ==========                   ======      ============

     The Company has the ability to purchase up to an additional 1,229,837 common shares under previously authorized plans, subject to meeting the minimum shareholders' equity covenant as required by Commerzbank AG's letter of credit agreement for the Palomino Park Bonds.

     The Company has issued shares to executive officers and other employees through periodic annual bonus and/or deferred compensation awards, as well as certain shares issued at the date of the Merger, pursuant to the Company's non-qualified deferred compensation plan. At December 31, 2003, an aggregate of 305,249 shares (which had an aggregate market value of approximately $5,678,000 based on the Company's December 31, 2003 closing stock price of $18.60 per share), have been classified as Treasury Stock in the Company's consolidated financial statements. Such shares are held in a Rabbi Trust and are accounted for pursuant to existing accounting literature. Historically, bonus awards vested immediately and the deferred compensation awards vested over various periods ranging from two to five years or sooner based upon certain change in control provisions, as long as the officer or employee was still employed by the Company. A summary of activity for the three years ended December 31, 2003 follows:

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Shareholders' Equity (continued)

                                                                  For the Years Ended December 31,
                                            ----------------------------------------------------------------------------
                                                     2003                         2002                       2001
                                            ----------------------      ----------------------     ---------------------
                                             Number       Value at       Number       Value at                  Value at
                                               of          Date of         of         Date of      Number of     Date of
                                             Shares       Issuance       Shares       Issuance      Shares      Issuance
                                            ---------     --------      --------      --------     ---------    ---------
        Shares issued pursuant to plan,
            January 1.................        311,624                    317,997                    257,935
        Shares issued as deferred
            compensation awards.......             --                         --                     71,087     $   19.08
        Shares released under terms of
            agreements................         (6,375)    $  15.69        (6,373)     $  15.69      (11,025)    $   20.00/15.69
                                            ---------                   --------                   ---------
        Balance at December 31........        305,249                    311,624                    317,997
                                            =========                   ========                   ========
        Shares vested at December 31..        305,249                    270,226                    231,297
                                            =========                   ========                   ========

     During the years ended December 31, 2003, 2002 and 2001, the Company recorded costs approximating $278,000, $1,243,000 and $1,578,000, respectively, pursuant to the issuances under the deferred compensation arrangements. Such amounts are included in General and Administrative expenses in the Company's consolidated financial statements.

     The Company issued an aggregate of 5,408 and 4,760 common shares during 2003 and 2002, as part of the non-cash compensation arrangements to the non-employee members of the Company's Board of Directors, which were valued in the aggregate at $85,000 and $92,000 during 2003 and 2002, respectively.

     The Company's common stock and class A-1 common stock's par value is $0.02 per share and both have rights that are substantially similar to each other including voting rights where each share of common stock and class A-1 common stock is entitled to one vote and equal voting rights.

     The Company's retained earnings included approximately $3,205,000 of undistributed earnings from Second Holding at December 31, 2003 as distributions are limited to approximately 48% of earnings.

     The Company did not declare or distribute any dividends during 2003, 2002 or 2001.

11.  Share Option Plans

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

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Share Option Plans (continued)

     The following table presents the changes in options outstanding by year, as well as other plan data:

                                                   2003                        2002                         2001
                                        ---------------------------  --------------------------   -------------------------
                                                       Weighted-                   Weighted-                     Weighted-
                                                        Average                     Average                      Average
                                                        Exercise                    Exercise                     Exercise
                                          Options        Price        Options         Price        Options        Price
                                        -----------   -----------    ----------   ------------   -----------   -----------
Outstanding at January 1...........         772,186   $     20.09     1,140,624   $     21.52      1,761,655   $     24.20
Granted............................          10,000         18.58        15,000         15.80         12,500         19.25
Exercised..........................              --            --       (40,585)       (16.67)            --           --
Forfeited/cancelled/expired (A)....        (116,514)       (19.59)     (342,853)       (25.06)      (633,531)       (28.92)
                                        -----------                  ----------                  -----------
Outstanding at December 31.........         665,672         20.16       772,186         20.09      1,140,624         21.52
                                        ===========                  ==========                  ===========

Options exercisable at December 31.         657,597   $     20.19       739,236   $     20.21        922,261   $     21.48
                                        ===========   ===========    ==========   ============   ===========   ===========

Weighted average fair value of options
    granted (per  option)..........     $      9.36                 $      7.92                  $     10.72
                                        ===========                  ==========                  ===========
Weighted average remaining
    contractual life at December 31        3.5 years                   4.3 years                    6.0 years


---------------------------------------

     (A) Amounts primarily include 284,551 options during 2002 and 2001, respectively, which were repurchased and cancelled in connection with Mr. Lowenthal's separation arrangements from the Company and 290,000 options cancelled during 2001 pursuant to Mr. Lynford's amended employment agreement.

     The following table presents additional option details at December 31, 2003:


                                     Options Outstanding                 Options Exercisable
                           ----------------------------------------     -----------------------
                                                         Weighted                    Weighted
                                          Remaining       Average                     Average
    Range of Exercise                     Contractual     Exercise                    Exercise
          Prices           Outstanding    Life (Years)     Price        Options        Price
    -----------------      -----------    ------------   ----------     ---------    ----------
    $13.34 to $16.13          40,733         6.2         $    15.53       39,733     $    15.51
              $16.30          23,125         4.9              16.30       21,250          16.30
              $17.82          28,000         2.9              17.82       28,000          17.82
    $18.38 to $19.75          48,500         7.2              18.66       43,300          18.69
              $20.60         507,814         2.9              20.60      507,814          20.60
    $29.75 to $31.50          17,500         3.2              31.00       17,500          31.00
                           ---------                                    --------
                             665,672         3.5              20.16      657,597          20.19
                           =========                                    ========

                                      F-21

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Share Option Plans (continued)

     Pursuant to SFAS No. 123, described in Note 2, the pro forma net (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value using the Black-Scholes option pricing model) is as follows:

           (amounts in thousands, except per share amounts)
                                                                                For the Years Ended December 31,
                                                                   ------------------------------------------------------------
                                                                         2003                 2002                 2001
                                                                   -----------------    -----------------    ----------------
           Net (loss) - as reported..........................      $         (45,859)   $         (3,372)    $         (2,725)
           Add stock option expense included in net (loss) as
               reported, net of tax..........................                     94                  --                   --
           Deduct fair value expense for stock options, net of
               tax...........................................                   (249)               (717)              (1,677)
                                                                   -----------------    -----------------    ----------------
           Net (loss) - pro forma............................      $         (46,014)   $         (4,089)    $         (4,402)
                                                                   =================    =================    ================

           Net (loss) per common share, basic and diluted:
               As reported...................................      $           (7.11)   $          (0.52)    $          (0.38)
                                                                   =================    =================    ================
               Pro forma.....................................      $           (7.13)   $          (0.64)    $          (0.61)
                                                                   =================    =================    ================

           Assumptions:
               Expected volatility ranges....................                    30%                  32%                 34%
               Expected life.................................               10 years             10 years            10 years
               Risk-free interest rate ranges................                  4.27%                3.83%               5.17%
               Expected dividend yield.......................                     --                   --                  --

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

     During 2003, the Company adopted the prospective method to transition to a fair value basis of accounting for stock option grants in accordance with SFAS No. 148. For the year ended December 31, 2003, the Company recorded an expense of $93,600 related to the 10,000 options granted during 2003.

12.  Commitments and Contingencies

     The Company has entered into employment agreements with five of its officers. Such agreements are for terms which expire during 2004 and 2005 and provide for aggregate minimum annual fixed payments of approximately $1,672,000 and $590,000 in 2004 and 2005, respectively.

     In connection with his retirement, Mr. Lowenthal and the Company entered into an employment separation agreement which, among other benefits, provided for (a) a severance payment to him on March 31, 2002 of $1,650,000, (b) the Company's repurchase of 284,551 of his stock options during 2002 at $2.3827 per option, or an aggregate of $678,000 and (c) the Company's repurchase, at Mr. Lowenthal's option, of his remaining 284,551 stock options on or after January 2, 2003, for the same repurchase amount per option. Mr. Lowenthal exercised such option in January 2003. For the

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Commitments and Contingencies (continued)

     consulting services to be performed by Mr. Lowenthal after his retirement, he will receive payments at the rate of $100,000 per annum through December 31, 2004 and a continuation of health and other benefits.

     In connection with these arrangements and other personnel changes, the Company recorded a non-recurring charge of approximately $3,527,000 during the fourth quarter of 2001. The Company made payments of approximately $2,767,000 during the year ended December 31, 2002, reducing the accrual balance from $3,466,000 at December 31, 2001 to approximately $699,000 at December 31, 2002; such remaining amount was paid during the first quarter of 2003.

     During July 2003, the Company sold the Keewaydin, New Hampshire property in the Wellsford Capital SBU. This property had been subject to ground water and surface water monitoring and testing as well as possible surface water contamination, volatile organic chemical migration off of the property and air quality issues. As conditions to the sale, the Company is obligated to pay certain agreed upon expenses for testing and other environmental related costs up to a maximum liability of $250,000 which will expire on July 2, 2004. The Company reserved all of this liability at the time of closing and placed $250,000 into escrow. The balance of this reserve has been reduced to approximately $219,000 by December 31, 2003. The Company has no further obligations to the buyer after the $250,000 has been exhausted or if any amount is unused by the July 2004 expiration date. Any unused escrow is released back to the Company at the expiration date. For the period prior to the sale of the property in 2003 and for the years ended December 31, 2002 and 2001, the Company incurred approximately $27,000, $96,000 and $48,000, respectively, of costs principally for its environmental testing firm with respect to this matter.

     From time-to-time, legal actions may be brought against the Company in the ordinary course of business. There can be no assurance that such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In 1997, the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after three months of service. Employer contributions, if any, are made based on a discretionary amount determined by the Company's management. During the years ended December 31, 2003, 2002 and 2001, the Company made contributions to this plan of approximately $31,000, $38,000 and $43,000, respectively.

     The Company is a tenant under an operating lease for its New York office through October 2008. Rent expense was approximately $887,000, $851,000 and $866,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. Future minimum lease payments under the operating lease at December 31, 2003 are as follows:

                    For the Years Ended December 31,            Amount
                    --------------------------------            ------

                2004..................................      $     815,000
                2005..................................            815,000
                2006..................................            815,000
                2007..................................            815,000
                2008..................................            679,000

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Commitments and Contingencies (continued)


     At December 31, 2003, the Company had capital commitments of $366,000 relating to one of its investments. The Company and Whitehall have agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35%), however, there can be no assurance that this amount will be sufficient.

     The Company may make additional equity investments subject to board approval if deemed prudent to do so to protect or enhance its existing investment.

     Wellsford/Whitehall has agreed to maintain certain tax indemnities through 2007, for a family group who are partners of the joint venture, relating to assets acquired from those partners in 1998. The Company believes that this indemnity was maintained during 2003 by Wellsford/Whitehall. The tax indemnity is not an obligation of the Company and the Company will continue to make inquiries of Wellsford/Whitehall management as to their monitoring of asset sales and debt levels with respect to these tax indemnities. Accordingly, future sales of Wellsford/Whitehall properties may be limited in order to preserve this tax indemnity.

     See Note 13 for additional commitments and contingencies.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

13.  Segment Information

     The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for 2003, 2002 and 2001:

       (amounts in thousands)                    Commercial      Debt and      Development
                                                  Property        Equity        and Land
                                                Investments    Investments     Investments       Other*      Consolidated
                                                -----------    -----------    ------------     ----------    ------------
                 December 31, 2003
       --------------------------------------
       Investment properties:
        Real  estate  held for  investment,
         net...............................     $       --      $      389    $    120,957     $       --    $  121,346
         Residential units available
           for sale........................             --              --           9,236             --         9,236
                                                ----------      ----------    ------------     ----------    ----------
       Real estate, net....................             --             389         130,193             --       130,582
       Notes receivable....................             --           3,096              --             --         3,096
       Asset held for sale**...............             --           2,335              --             --         2,335
       Investment in joint ventures........         14,616          39,144              --             --        53,760
       Cash and cash equivalents...........             --           6,635             551         48,192        55,378
       Restricted cash and investments.....             --              --             462          9,748        10,210
       U.S. Government Securities..........             --              --              --         27,516        27,516
       Prepaid and other assets............             --             561           1,386          1,003         2,950
                                                ----------      ----------    ------------     ----------    ----------
       Total assets........................     $   14,616      $   52,160    $    132,592     $   86,459    $  285,827
                                                ==========      ==========    ============     ==========    ==========

       Mortgage notes payable..............     $       --      $       --    $    109,505     $       --    $  109,505
       Accrued expenses and other liabilities           --              41           2,815         13,427        16,283
       Liabilities   attributable   to  asset
         held for sale**...................             --             317              --             --           317
       Convertible Trust Preferred Securities           --              --              --         25,000        25,000
       Minority interest...................             --              95           3,353             --         3,448
       Equity..............................         14,616          51,707          16,919         48,032       131,274
                                                ----------      ----------    ------------     ----------    ----------
       Total  liabilities  and  shareholders'
         equity............................     $   14,616      $   52,160    $    132,592     $   86,459    $  285,827
                                                ==========      ==========    ============     ==========    ==========

                    For the Year
            Ended December 31, 2003
       --------------------------------------

       Rental revenue.......................    $       --      $       --    $     14,256     $       --    $   14,256
       Revenue from sales of residential units          --              --          12,535             --        12,535
       Interest revenue.....................            --           6,927              --            524         7,451
       Fee revenue..........................            --             940             (10)           430         1,360
                                                ----------      ----------    ------------     ----------    ----------
        Total revenues......................            --           7,867          26,781            954        35,602
                                                ----------      ----------    ------------     ----------    ----------

       Cost of sales of residential units...            --              --          10,708             --        10,708
       Operating expenses...................            --               6           6,478             --         6,484
       Depreciation and amortization........         3,968              59           4,414             96         8,537
       Interest.............................            --              (2)          6,095            490         6,583
       General and administrative...........            --              51              --          5,540         5,591
                                                ----------      ----------    ------------     ----------    ----------
         Total costs and expenses..........          3,968             114          27,695          6,126        37,903
                                                ----------      ----------    ------------     ----------    ----------

       (Loss) income from joint ventures....       (36,473)          2,044              --             --       (34,429)
       Minority interest benefit............            --               6              79             --            85
                                                ----------      ----------    ------------     ----------    ----------

       (Loss) income before  income  taxes,
         accrued       distributions       and
         amortization  of costs on Convertible
         Trust   Preferred    Securities   and
         discontinued operations............    $  (40,441)     $    9,803    $       (835)    $   (5,172)   $  (36,645)
                                                ==========      ==========    ============     ==========    ==========
       Income  from  discontinued   operations
         before taxes.......................    $       --      $       36    $         --     $       --    $       36
                                                ==========      ==========    ============     ==========    ==========

     __________________________________

     *Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.
     **Asset held for sale in the Debt and Equity Investments SBU is net of the remaining impairment reserve of $2,153.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

       (amounts in thousands)                    Commercial      Debt and      Development
                                                  Property        Equity        and Land
                                                Investments    Investments     Investments       Other*      Consolidated
                                                -----------    -----------    ------------     ----------    ------------
                 December 31, 2002
      ---------------------------------------
      Investment properties:
       Real estate held for investment, net     $       --      $       --    $    129,300     $       --    $  129,300
       Residential units available for sale             --              --          14,542             --        14,542
                                                ----------      ----------    ------------     ----------    ----------
      Real estate, net.....................             --              --         143,842             --       143,842
      Notes receivable.....................             --          28,612              --             --        28,612
      Assets held for sale**...............             --           6,256              --             --         6,256
      Investment in joint ventures.........         55,592          38,589              --             --        94,181
      Cash and cash equivalents............             --           6,158             166         32,258        38,582
      Restricted cash and investments......             --              --             610          8,934         9,544
      Prepaid and other assets.............             --           8,958           1,669          1,131        11,758
                                                ----------      ----------    ------------     ----------    ----------
      Total assets.........................     $   55,592      $   88,573    $    146,287     $   42,323    $  332,775
                                                ==========      ==========    ============     ==========    ==========

      Mortgage notes payable...............     $       --      $       --    $    112,233     $       --    $  112,233
      Accrued expenses and other liabilities            --           3,378           2,637          9,298        15,313
      Liabilities   attributable   to  assets
         held for sale**...................             --             224              --             --           224
      Convertible Trust Preferred Securities            --              --              --         25,000        25,000
      Minority interest....................              6              --           3,432             --         3,438
      Equity...............................         55,586          84,971          27,985          8,025       176,567
                                                ----------      ----------    ------------     ----------    ----------
      Total   liabilities  and  shareholders'
         equity............................     $   55,592      $   88,573    $    146,287     $   42,323    $  332,775
                                                ==========      ==========    ============     ==========    ==========

                   For the Year
              Ended December 31, 2002
      --------------------------------------

      Rental revenue.......................     $       --      $       --    $     15,106     $       --    $   15,106
      Revenue from sales of residential units           --              --          10,635             --        10,635
      Interest revenue.....................             --           3,496              --            600         4,096
      Fee revenue..........................             --             700             (54)            29           675
                                                ----------      ----------    ------------     ----------    ----------
         Total revenues....................             --           4,196          25,687            629        30,512
                                                ----------      ----------    ------------     ----------    ----------

      Cost of sales of residential units...             --              --           9,544             --         9,544
      Operating expenses...................             --              --           6,525             --         6,525
      Depreciation and amortization........            755               6           4,427             75         5,263
      Interest.............................             --               7           5,677            167         5,851
      General and administrative...........             --              41              --          6,526         6,567
                                                ----------      ----------    ------------     ----------    ----------
         Total costs and expenses..........            755              54          26,173          6,768        33,750
                                                ----------      ----------    ------------     ----------    ----------

      (Loss) income from joint ventures....         (1,292)          1,083              --             --          (209)
      Minority interest benefit............             --              --              43             --            43
                                                ----------      ----------    ------------     ----------    ----------
      (Loss) income before income taxes,
       accrued distributions and amortization
       of  costs on  Convertible Trust
       Preferred Securities and discontinued
       operations...........................    $   (2,047)     $    5,225    $       (443)    $   (6,139)   $   (3,404)
                                                ==========      ==========    ============     ==========    ==========
      Income from discontinued operations
          before taxes.....................     $       --      $      112    $         --     $       --    $      112
                                                ==========      ==========    ============     ==========    ==========

     ----------------------------------------

     *Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.
     **Assets held for sale in the Debt and Equity Investments SBU is net of the remaining impairment reserve of $2,175.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

       (amounts in thousands)                    Commercial      Debt and      Development
                                                  Property        Equity        and Land
                                                Investments    Investments     Investments       Other*      Consolidated
                                                -----------    -----------    ------------     ----------    ------------
                  For the Year
            Ended December 31, 2001
      ---------------------------------------

      Rental revenue.......................     $       --      $      692    $     11,750     $       --    $   12,442
      Revenue from sales of residential units           --              --          21,932             --        21,932
      Interest revenue.....................             --           4,166              --          1,009         5,175
      Fee revenue..........................             --             283             (54)           388           617
                                                ----------      ----------    ------------     ----------    ----------
         Total revenues....................             --           5,141          33,628          1,397        40,166
                                                ----------      ----------    ------------     ----------    ----------

      Cost of sales of residential units...             --              --          19,364             --        19,364
      Operating expenses...................             --             541           3,997             --         4,538
      Depreciation and amortization........          1,947               7           3,066            287         5,307
      Interest.............................             --             300           4,027             29         4,356
      General and administrative...........             --              65              --          8,402         8,467
      Restructuring charge.................             --              --              --          3,527         3,527
                                                ----------      ----------    ------------     ----------    ----------
         Total costs and expenses..........          1,947             913          30,454         12,245        45,559
                                                ----------      ----------    ------------     ----------    ----------

      Income from joint ventures...........          4,367             197              --             --         4,564
      Minority interest expense............             --              --            (283)            --          (283)
                                                ----------      ----------    ------------     ----------    ----------
      Income (loss) before income taxes,
       accrued distributions and
       amortization of  costs on
       Convertible Trust Preferred
       Securities and discontinued
       operations...........................    $    2,420      $    4,425    $      2,891     $  (10,848)   $   (1,112)
                                                ==========      ==========    ============     ==========    ==========
      Income from discontinued operations
         before taxes....................       $       --      $      466    $         --     $       --    $      466
                                                ==========      ==========    ============     ==========    ==========


     ----------------------------------------

     *Includes accrued expenses and other liabilities, general and administrative expenses, restructuring charge, interest income and interest expense that has not been allocated to the operating segments.


     Commercial Property Operations - Wellsford/Whitehall
     ----------------------------------------------------

     The Company's commercial property operations consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with Whitehall, private real estate funds sponsored by Goldman Sachs, as well as a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall as of December 31, 2003 and 2002. The manager of the joint venture is a Goldman Sachs and Whitehall affiliate. At December 31, 2003, Wellsford/Whitehall owns and operates 25 properties (including 17 office properties, five net-leased retail properties and three land parcels), totaling approximately 2,808,000 square feet of improvements, primarily located in New Jersey and Massachusetts.

     Wellsford/Whitehall is a private real estate operating company organized to lease and re-lease space, perform construction for tenant improvements, expand buildings, re-develop properties and based on general and local economic conditions and specific conditions in the real estate industry, may from time to time sell properties for an appropriate price. It is not expected that Wellsford/Whitehall will purchase any new assets in the near future.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $14,616,000 and $55,592,000 at December 31, 2003 and 2002, respectively. The Company's share of (loss) income from Wellsford/Whitehall was approximately $(36,473,000), $(1,292,000) and $4,367,000 for the years ended December 31, 2003, 2002 and
     2001, respectively. The following table details the changes in the Company's investment in Wellsford/Whitehall during the three years ended December 31, 2003:

(amounts in thousands)
                                                   2003       2002      2001
                                                ---------   --------  --------

Investment balance at January 1,..............  $ 55,592    $ 57,790  $ 82,820
   Contributions..............................        --          --     8,468
   Distributions..............................      (738)         --   (35,984)
   Share of:
      (Loss) income from operations...........    (2,126)       (770)      302
      Net gain (loss) from assets sold........     3,030         (82)   10,321
      Impairment charges......................   (37,377)       (440)   (6,256)
      Other comprehensive income (loss).......       203        (151)     (103)
   Amortization and unamortized warrant cost
      impairment..............................    (3,968)       (755)   (1,778)
                                                ---------   --------  --------
Investment balance at December 31,............  $ 14,616    $ 55,592  $ 57,790
                                                =========   ========  ========


     Upon formation of Wellsford/Whitehall in August 1997, $150,000,000 was committed by the partners ($75,000,000 each), including the amount of contributed properties, net of assumed debt. The capital requirements were modified in June 1999 to an aggregate of $250,000,000. The Company's total portion of $85,000,000 and Whitehall's total portion of $165,000,000 were fully funded as of December 31, 2001.

     In December 2000, the Company and Whitehall executed definitive agreements modifying the terms of the joint venture, effective January 1, 2001 (the "Amendments"). The Amendments, which, among other items, provided for the Company and Whitehall to provide an aggregate of $10,000,000 of additional financing or preferred equity to Wellsford/Whitehall if required. No amounts were advanced by either partner prior to the expiration of this commitment at December 31, 2003. Additionally, WP Commercial, L.L.C. ("WP Commercial"), replaced the Company as the managing member of Wellsford/Whitehall. WP Commercial is owned by affiliates of Goldman Sachs and Whitehall and senior management of WP Commercial. WP Commercial provides management, construction, development and leasing services to Wellsford/Whitehall based upon an agreed fee schedule. WP Commercial also provides similar services to a new venture formed by Whitehall (the "New Venture") as well as other affiliates of Whitehall and to third parties, including tenants of Wellsford/Whitehall and new owners of properties disposed of by Wellsford/Whitehall.

     The Amendments included a buy/sell agreement of equity interests between the Company and Whitehall which can be exercised by either party after December 31, 2003 with respect to the Wellsford/Whitehall venture (the "Buy/Sell Agreement"). The nature of the Buy/Sell Agreement allows for either the Whitehall funds as a group or the Company to provide notice that it intends to purchase the non-initiating partner's interest at a specific price. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the Wellsford/Whitehall GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither party has exercised its buy/sell right under the Buy/Sell Agreement.

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

     The following table presents a condensed balance sheet and operating data for the Wellsford/Whitehall segment:

       (amounts in thousands)
                                                        December 31,
                                                --------------------------
          Condensed Balance Sheet Data              2003           2002
      -------------------------------------     -----------    -----------

      Real estate, net.....................     $   236,143    $   340,133
      Cash and cash equivalents............          11,607         16,663
      Assets held for sale.................          12,338        173,140
      Other assets (A).....................          17,032         27,383
      Total assets.........................         277,120        557,319
      Notes payable........................         201,659        368,359
      Members' equity......................          65,561        179,742
      Accumulated other comprehensive
        loss...............................            (194)        (1,297)

                                               For the Years Ended December 31,
                                             -----------------------------------
             Condensed Operating Data          2003       2002 (B)     2001 (B)
       ------------------------------------  ---------  ----------   ----------
       Rental revenue......................  $  40,897  $  45,532    $  56,456
       Interest and other income...........      1,295      2,352        4,973
                                             ---------  ---------    ---------
       Total revenues......................     42,192     47,884       61,429
                                             ---------  ---------    ---------
       Operating expenses..................     23,451     22,999       26,996
       Depreciation and amortization.......     10,568     14,509       12,208
       Interest............................     11,118     12,599       17,130
       General and administrative..........        748        727          922
                                             ---------  ---------    ---------
       Total expenses......................     45,885     50,834       57,256
       (Loss) from impairment..............   (114,687)        --           --
       Gain on sale of assets (C)..........         --         --       10,791
                                             ---------  ---------    ---------
       (Loss) income before discontinued
         operations and preferred
         distributions.....................   (118,380)    (2,950)      14,964
       Income (loss) from discontinued
         operations (D)....................      6,464     (1,029)      (2,218)
                                             ---------  ---------    ---------
       Net  (loss) income before preferred
       distributions.......................  $(111,916) $  (3,979)   $  12,746
                                             =========  =========    =========

     ________________________________________

     (A) Includes the marked to market value of an interest rate protection contract of $13 at December 31, 2002. The contract did not have any fair value at December 31, 2003.
     (B)  Operations reclassified for assets held for sale.
     (C) The 2001 amount is net of the effect of an aggregate impairment provision of $16,545 during that period.
     (D) Includes an aggregate impairment provision of $1,351 attributable to two properties held for sale at December 31, 2002.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     The following table presents property information summarized by geographic region (unaudited):

                                                            Number of Properties
                                                -------------------------------------------      Total
                                                              Land                               Portfolio     Undepreciated
                                                 Total      Parcels      Office      Retail     Square Feet   Cost Basis (A)
                                                -------     -------      ------      ------     -----------   --------------
         As of December 31, 2003
            New Jersey.....................       13           2            9          2          1,530,000   $ 158,377,000
            Boston, Massachusetts..........        8           1            7          --         1,103,000     122,800,000
            Other (B)......................        4           --           1          3            175,000      24,025,000
                                                -------     ------       -----       -----       ----------   -------------
                                                  25           3           17          5          2,808,000   $ 305,202,000
                                                =======     ======       =====       ======      ==========   =============

         As of December 31, 2002
            New Jersey.....................       17           2           13          2          2,140,000   $ 277,502,000
            Boston, Massachusetts..........       10           --          10          --         1,205,000     225,560,000
            Maryland/Washington, D.C.......        4           --           3          1            499,000      66,250,000
            Other..........................        3           --          --          3             30,000       8,236,000
                                                -------     ------       -----       -----       ----------   -------------
                                                  34           2           26          6          3,874,000   $ 577,548,000
                                                =======     ======       =====       ======      ==========   =============

     ___________________________

     (A) Aggregate balance is net of an impairment charge of approximately $114,700,000 taken in the fourth quarter of 2003.
     (B) One office property located in Columbia, Maryland (145,000 square feet) is held for sale at December 31, 2003.

     One tenant in the Wellsford/Whitehall portfolio accounted for 12% of rental revenues by Wellsford/Whitehall for the year ended December 31, 2003. No other tenant accounted for more than 9% of rental revenues during the year.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)


     During the years ended December 31, 2003, 2002 and 2001,
     Wellsford/Whitehall completed the following purchase and sale transactions:

       (amounts in millions, except square feet and per square foot amounts)

       2003 Activity
       Sales:

                                                                                Gross                           Sales
                                                                               Leasable         Sales         Price per
            Month                  Property                  Location        Square Feet        Price        Square Foot
       ------------     ------------------------------  ------------------   -----------    -------------    -----------

       January          Decatur - CVS.................  Decatur, GA               10,000    $         2.4    $       234
                                                                              ----------    -------------
       February         Portfolio sale (A):
                           Mountain Heights Center #1.  Berkeley Hts, NJ         183,000
                           Mountain Heights Center #2.  Berkeley Hts, NJ         123,000
                           Greenbrook Corporate Center  Fairfield, NJ            201,000
                           180/188 Mt. Airy Road......  Basking Ridge, NJ        104,000
                           One Mall North.............  Columbia, MD              97,000
                           Gateway Tower..............  Rockville, MD            248,000
                                                                              ----------
                              Total portfolio sale....                           956,000            136.8            143
                                                                              ----------    -------------
       March            60 Turner Street..............  Waltham, MA               16,000              1.3             81
                                                                              ----------    -------------
       May              79 Milk Street (B)............  Boston, MA                65,000
                        24 Federal Street (B).........  Boston, MA                75,000
                                                                              ----------
                                                                                 140,000             33.0            236
                                                                              ----------    -------------
       June             Greenbrook land...............  Fairfield, NJ                 --              0.8             --
                                                                              ----------    -------------
                                                                               1,122,000    $       174.3
                                                                              ==========    =============

       2002 Activity
       Sales:

                                                                                Gross                           Sales
                                                                               Leasable         Sales         Price per
            Month                  Property                  Location        Square Feet        Price        Square Foot
       ------------     ------------------------------  ------------------   -----------    -------------    -----------

       June             McDonough Crossroads..........  Owings Mills, MD          31,732    $         2.9    $        91
                                                                              ==========    =============    ===========

       2001 Activity
       Purchases (C):

                                                                                Gross                          Purchase
                                                                               Leasable       Purchase         Price per
            Month                  Property                  Location        Square Feet        Price        Square Foot
       ------------     ------------------------------  ------------------   -----------    -------------    -----------

       April            Five CVS locations............  Various                   54,000    $        18.7    $       342
       October          Decatur - CVS.................  Decatur, GA               10,000              2.3            232
                                                                              ----------    -------------
                                                                                  64,000    $        21.0
                                                                              ==========    =============

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

       Sales:

                                                                                Gross                           Sales
                                                                              Leasable          Sales         Price per
            Month                  Property                  Location        Square Feet        Price        Square Foot
          ---------     -----------------------------   ----------------    -------------   -------------    -----------
          February      Portfolio sale (D):
                           70 Wells Avenue...........   Newton, MA                 29,000
                           100 Wells Avenue..........   Newton, MA                 21,000
                           150 Wells Avenue..........   Newton, MA                 11,000
                           160 Wells Avenue..........   Newton, MA                 19,000
                           72 River Park.............   Newton, MA                 22,000
                                                                            -------------
                              Total portfolio sale...                             102,000   $        18.0    $       176
          April         2331 Congress Street.........   Portland, ME               24,000             1.6             67
          May           Morris Technology Center.....   Parsippany, NJ            257,000            61.5            239
          August        Shattuck Office Center.......   Andover, MA                63,000             9.2            146
          September     Pointview....................   Wayne, NJ                 564,000            35.5             63
          November      1800 Valley Road.............   Wayne, NJ                  56,000             8.2            146
          November      Chatham Executive Center.....   Chatham, NJ                63,000            12.0            190
                                                                           --------------   -------------
                                                                                1,129,000   $       146.0
                                                                           ==============   =============

     _____________________________________

     (A) The portfolio sale of assets in February 2003 was to a single purchaser.
     (B) This sale was to a single purchaser. Wellsford/Whitehall recorded an impairment provision of $1.3 in the fourth quarter of fiscal 2002 related to this sale.
     (C) Acquisitions of these six properties completed the purchase requirements with respect to properties sold in February and April 2001 as part of a tax-free exchange pursuant to the rules of the Internal Revenue Code.
     (D) The sale of five properties in February 2001 was to a single purchaser.


     Annually, after the preparation of budgets for the following year and as part of the financial statement closing process, Wellsford/Whitehall performs evaluations for impairment on all of its real estate assets. As part of this evaluation, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio during the fourth quarter of 2003. The provision is not the result of a change in intended use of such assets, however, it is the result of several factors, including, but not limited to, a continued deterioration of and outlook for the suburban office submarkets where Wellsford/Whitehall's properties are situated. Specifically, these include decreasing market rents, slower absorption trends and greater tenant concession costs. The Company's share of this impairment charge was approximately $37,377,000 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $2,644,000.

     At December 31, 2002, in anticipation of the sales of the Decatur, GA and Boston, MA properties, Wellsford/Whitehall recorded impairment provisions aggregating approximately $1,351,000 as the expected sale prices net of selling expenses were less than the carrying amount of the properties. The Company's share of these impairments was approximately $440,000 in 2002 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $284,000.

     The aggregate impairment provisions recorded during 2001 (primarily relating to the Pointview property, a 194 acre complex with two buildings totaling approximately 564,000 square feet, located in Wayne, New Jersey), were $16,545,000, of which the Company's share was $6,256,000.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     During June 2001, Wellsford/Whitehall obtained a three-year, $353,000,000 revolving credit facility from General Electric Capital Corporation ("GECC Facility") with an initial funding of approximately $273,000,000 before transaction costs. The facility bore interest at LIBOR + 2.90% per annum (4.02% at December 31, 2003) and was set to initially mature in June 2004 with two 12-month extension options, subject to meeting certain operating and valuation covenants. Prior to June 30, 2003 the GECC Facility provided for additional financing to fund certain capital expenditures related to its properties if certain operating ratios were met; such ability expired at June 30, 2003 with no funds being advanced. This financing was arranged by Goldman Sachs, to whom Wellsford/Whitehall paid a fee of approximately $2,644,500 during 2001.

     Wellsford/Whitehall executed a letter agreement with GECC effective January 20, 2004, relating to the modification of the GECC Facility. The modification is subject to the execution of the final amended agreement documents. The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum, a principal paydown of $1,000,000 and a $17,000,000 line of credit to fund certain capital improvements through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall is required to establish lock box arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility.

     In July 2001, Wellsford/Whitehall entered into an interest rate protection contract at a cost of $1,780,000 (the "Cap"), which limits Wellsford/Whitehall's LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004 on $285,000,000 of debt. The market value of the Cap was approximately $13,000 at December 31, 2002 and had no fair value at December 31, 2003. This Cap was purchased from Goldman Sachs based upon the results of a competitive bidding process. The amended GECC Facility requires that a similar cap be purchased through December 31, 2006.

     The following table summarizes the long-term debt at Wellsford/Whitehall:

                                                                     Stated             Balance at December 31,
                                             Initial Maturity       Interest      -----------------------------------
                   Debt/Project                    Date               Rate              2003               2002
        ------------------------------------ ---------------       ------------   -----------------   ---------------
        Wellsford/Whitehall GECC Facility.... December 2006       LIBOR + 3.25%   $    106,078,000    $ 264,160,000
        Nomura Loan (A)...................... February 2027               8.03%         64,666,000       65,458,000
        Oakland Ridge Loan (B)...............  March 2004         LIBOR + 2.00%          6,905,000        6,959,000
        Retail properties (C)................ January 2024                7.28%         16,104,000       16,371,000
        Airport Park Loan....................  March 2004         LIBOR + 2.05%          7,906,000        8,037,000
        Other  loans on  office  properties
          sold...............................    Various                Various                 --        7,373,000
                                                                                   ---------------    -------------
                                                                                   $   201,659,000    $ 368,358,000
                                                                                   ===============    =============

     ------------------------------------

     (A) In connection with a 1998 transaction, Wellsford/Whitehall assumed a mortgage loan held by Nomura Asset Capital Corporation with an initial principal balance of approximately $68,300,000 (the "Nomura Loan").
     (B) The non-recourse loan is secured by the leasehold interest in the Oakland Ridge office park in Columbia, Maryland. The loan was extended by Wellsford/Whitehall in March 2003 for one year. This asset is held for sale at December 31, 2003.
     (C) Comprised of five mortgages secured by the leasehold interest in five net-leased retail properties.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     During February 2004, Whitehall requested a dialogue with the special servicer of the Nomura Loan to discuss various forms of debt relief under the terms of the Nomura Loan. The Nomura Loan is collateralized by six of the Boston area properties in the Wellsford/Whitehall portfolio. There can be no assurance as to the outcome of these discussions.

     The Company and Whitehall have agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35%), however, there can be no assurance that this amount will be sufficient.

     WP Commercial receives an administrative management fee of 93 basis points on a predetermined value for each asset owned at the time of the Amendments. As Wellsford/Whitehall sells assets, the basis used to determine the fee is reduced by the respective asset's predetermined value six months after the completion of such sales. During the years ended December 31, 2003, 2002 and 2001, respectively, Wellsford/Whitehall paid the following fees to WP Commercial, including amounts reflected in discontinued operations of Wellsford/Whitehall:

                                                   For the Years Ended
                                                      December 31,
                                         -------------------------------------
                                            2003         2002         2001
                                         ----------   -----------  -----------

     Administrative management.......... $ 4,604,000  $ 5,826,000  $ 6,422,000
                                         ===========  ===========  ===========
     Construction, construction
       management, development
       development and leasing.......... $ 1,925,000  $   905,000  $ 1,787,000
                                         ===========  ===========  ===========

     Pursuant to the terms of the Amendments, Whitehall has agreed to pay the Company fees with respect to assets disposed of by Wellsford/Whitehall equal to 25 basis points of the sales proceeds and up to 60 basis points (30 basis points are deferred pending certain return on investment thresholds being reached) for each acquisition of real estate made by certain other affiliates of Whitehall, until such acquisitions aggregate $400,000,000. The following table presents fees earned by the Company related to this provision:

                                            For the Years Ended December 31,
                                         -------------------------------------
                                            2003         2002         2001
                                         ----------   -----------  -----------

Asset disposition fees.............      $ 430,000    $    7,000   $   365,000
Asset acquisition fees.............             --        22,000        23,000
                                         ----------   -----------  -----------
Total fees.........................      $ 430,000    $   29,000   $   388,000
                                         ==========   ===========  ===========

     Debt and Equity Activities - Wellsford Capital
     ----------------------------------------------

     At December 31, 2003, the Company had the following investments: (i) a direct debt investment of $3,096,000 which bore interest at 8.25% per annum during 2003 and had a remaining term to maturity of two years; (ii) approximately $32,353,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $29,167,000 in Second Holding, a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $3,186,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)


     information and database company; (iv) a 49,000 square foot commercial property located in Philadelphia, Pennsylvania with a net book value of approximately $1,973,000; and (v) a $330,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

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

     During September 2003, the 277 Park Loan was prepaid by the borrowers and pursuant to the terms of the loan, WRP received a yield maintenance penalty of $4,368,000 which is included in interest revenue for the year ended December 31, 2003. This note would have provided for $767,000 of interest revenue in the fourth quarter of 2003 and $3,042,000 for future annual periods to May 2006 for both the Wellsford Capital SBU and the Company's consolidated statement of operations. The 277 Park Loan bore interest at 12.00% per annum with a stated maturity of May 2007. The 277 Park Loan was secured primarily by a pledge of the Equity Interests owned by the borrowers and thus was junior to a first mortgage loan on the 277 Park Property.

     Liberty Hampshire

     In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in Liberty Hampshire, a venture which structures, establishes and provides management and services for special purpose finance companies formed to invest in financial assets, including Second Holding (see below). In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan"). The balance of the Guggenheim Loan was $3,096,000 and $3,612,000 at December 31, 2003 and 2002, respectively. On January 5, 2004, the Company received a payment which included the 2003 principal paydown of $1,032,000 and the 2003 interest.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)


     The following table summarizes interest revenue and its share of consolidated revenue from continuing operations during such periods for the Wellsford Capital SBU:

                                                                      For the Years Ended December 31,
                                               -----------------------------------------------------------------------------
                                                         2003                       2002                       2001
                                               -----------------------  ------------------------   -------------------------
                                                 Interest                  Interest                    Interest
                                                 Revenue       Percent      Revenue      Percent       Revenue       Percent
                                               ------------    -------  ------------     -------   --------------    -------

       277 Park Loan (A)...................... $  6,643,000      18.7%  $  3,042,000        10.0%  $    3,042,000      7.6%
       Guggenheim Loan........................      259,000       0.7%       302,000         1.0%         345,000      0.8%
       Other..................................        3,000       0.0%       147,000         0.5%         707,000      1.8%
                                               ------------    -------  ------------     -------   --------------    -------
       Interest revenue from loans............    6,905,000      19.4%     3,491,000        11.5%       4,094,000     10.2%

       Interest revenue from cash and
          cash equivalents in the SBU.........      22,000        0.1%         5,000         0.0%          72,000      0.2%
                                               ------------    -------  ------------     -------   --------------    -------
       Total interest revenue................. $  6,927,000      19.5%  $  3,496,000        11.5%  $    4,166,000     10.4%
                                               ============    =======  ============     =======   ==============    =======

       Consolidated revenue from continuing
          operations (base from which
          percentage is calculated)........... $ 35,602,432             $ 30,512,089               $   40,165,820
                                               ============             ============               ==============

     ____________________________

     (A)  Includes the yield maintenance penalty of $4,368,000 during 2003.

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

     The Company's net contribution to Second Holding was approximately $24,600,000 to obtain an approximate 51.1% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and the Hunt Trust, together with other Hunt Trust related entities, own the remaining approximate 39%.

     During the latter part of 2000, an additional partner was admitted to the venture. This partner is committed through April 2010 to provide credit enhancement, through the issuance of an insurance policy by one of its affiliates, for the payment of principal and interest of the junior subordinated bond issue of $150,000,000 initially, which was reduced to $100,000,000 during January 2003. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, however, it will continue to support its existing book of credit enhancement business. The Company does not believe that this decision will have a material adverse impact on the business and operations of Second Holding as a result of that partner's existing commitment to the venture. This partner is entitled to 35% of net income as defined by agreement, while the other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)


     The Company's investment in Second Holding, which is accounted for on the equity method, was approximately $29,167,000 and $28,166,000 at December 31, 2003 and 2002, respectively. The Company's share of income (loss) from Second Holding was approximately $1,640,000, $723,000 and $(163,000) for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also earns management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon total assets of Second Holding, amounted to approximately $930,000, $646,000 and $217,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following table presents a condensed balance sheet and operating data for Second Holding:

        (amounts in thousands)
                                                           December 31,
                                                ------------------------------
        Condensed Balance Sheet Data                2003              2002
        ----------------------------            -------------    -------------

        Cash and cash equivalents............   $     133,389    $      16,876
        Investments..........................       1,744,282        1,785,758
        Other assets (A).....................          26,248           37,462
        Total assets.........................       1,903,919        1,840,096
        Medium-term notes (B)................       1,722,663        1,552,945
        Long-term debt (C) (D)...............         115,038          169,988
        Total equity.........................          57,693           55,910

                                               For the Years Ended December 31,
                                           ------------------------------------
            Condensed Operating Data           2003       2002          2001
        ---------------------------------  ---------    --------      --------

        Interest.......................... $  42,339    $ 41,802      $ 30,528
                                           ---------    --------      --------
        Total revenue.....................    42,339      41,802        30,528
                                           ---------    --------      --------
        Interest expense..................    32,391      35,594        28,017
        Fees and other....................     4,905       3,894         2,422
                                           ---------    --------      --------
        Total expenses....................    37,296      39,488        30,439
                                           ---------    --------      --------
        Net income attributable
         to members (D)................... $   5,043    $  2,314      $     89
                                           =========    ========      ========

     -----------------

     (A) Other assets include an interest rate swap asset with a fair value of $16,900 and $22,638 at December 31, 2003 and 2002, respectively.
     (B) At December 31, 2003, the net reported amount of medium-term notes includes the face amount of such notes of $1,725,000, offset by net unamortized discounts and debt issuance costs of $2,337. At December 31, 2002, the net reported amount of medium-term notes included the face amount of such notes of $1,555,000, plus a fair value adjustment for swaps of $513, offset by unamortized discounts and debt issuance costs of $2,568.
     (C) Long-term debt outstanding is a privately placed ten-year junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum with a face amount of $100,000 and $150,000 at December 31, 2003 and 2002, respectively. The effect of fair value adjustments for the long-term debt (which is primarily an offset to the fair value of the interest rate swap asset as described in (A) above) was $16,900 and $22,125 at December 31, 2003 and 2002,
          respectively, net of unamortized debt issuance costs.
     (D) The partner which was admitted in the latter part of 2000 (who is committed through April 2010 to provide an insurance policy, through one of its affiliates, for the payment of principal and interest for the junior subordinated bond-issue of $100,000 (see (C))) is entitled to 35% of net income, as defined by the operating agreement, while other partners, including the Company, share in the remaining 65%. The Company's allocation of income is approximately 51.1% of the remaining 65%, however, the Company's share of losses is approximately 51.1% of the total loss as this other partner does not participate in any losses of the venture except if any of its credit enhancement obligations is required to be paid.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     In August 2001, Second Holding purchased an aggregate of $24,825,000 in two classes of Mortgage Pass-Through Certificates, Series 2001-WTC (the "WTC Certificates"). The WTC Certificates, rated AA and A at issuance, were part of a total bond offering of $563,000,000 which was used to finance the acquisition of the leasehold interests in towers 1 and 2 and in the office components of buildings 4 and 5 of the World Trade Center in New York City. As a result of the events of September 11, 2001, these structures were destroyed. During December 2003, the entire bond offering, including the WTC Certificates, was repaid in full by the borrower.

     The terms of the operating agreement of Second Holding provide for a buy/sell agreement between the Company and one of the venture partners, which could be exercised during the period September 23, 2004 through October 2, 2004. At this time, no determination can be made by the Company with regards to the outcome of this agreement.

     Reis

     The Company has direct and indirect equity investments in a real estate information and database company, Reis, a leading provider of real estate market information to institutional investors. The Company accounts for its investment in Reis under the cost method as its ownership interest is in non-voting preferred shares and the Company's interests are represented by one member of Reis' seven member board. The Company has determined that Reis is a VIE, but consolidation is not required. At December 31, 2003 and 2002 the Company's aggregate investment in Reis was approximately $6,790,000. A portion of the investment is held directly by the Hunt Trust who, together with other Hunt Trust related entities, own an approximate 39% interest in Reis Capital.

     A summary of the Company's direct and indirect investments in Reis at December 31, 2003 and 2002 follows:

                                                                                         Amounts
                                                                      Company          Invested by           Total
                                                                     Ownership       Other Partners       Investment
                                                                   ---------------   ---------------    ----------------
         INDIRECT OWNERSHIP BY THE COMPANY
         Notes purchased through Reis Capital during 1999
            converted to Series A Preferred shares in April 2000
            (A)...............................................     $     2,555,000   $     2,445,000    $     5,000,000
         Notes purchased through Reis Capital during 1999
            converted to Series B Preferred shares in April 2000
            (B)...............................................             766,000           734,000          1,500,000
         Accrued interest on above notes converted to Series C
            Preferred shares in April 2000 (C)................             466,000           447,000            913,000
         Series C Preferred shares purchased through Reis Capital
            in April 2000 (D).................................             766,000           734,000          1,500,000
                                                                   ---------------   ---------------    ----------------
         Total indirect ownership.............................           4,553,000   $     4,360,000    $     8,913,000
                                                                   ---------------   ===============    ================
         DIRECT OWNERSHIP BY THE COMPANY
         Series C Preferred shares purchased directly in April
            2000 (E)..........................................           2,022,000
         Series D Preferred shares purchased directly in
            June 2002 (F).....................................             210,000
         Other................................................               5,000
                                                                   ---------------
         Total direct ownership...............................           2,237,000
                                                                   ---------------
         Total investment at December 31, 2003................     $     6,790,000
                                                                   ===============

    --------------------------------
    Note: All preferred series have an 8% cumulative dividend; no dividends have been declared or paid since issuance.
     (A) Issued 50,000 shares at $100 per share; convertible into common shares at $1.76 per share.
     (B) Issued 15,000 shares at $100 per share; convertible into common shares at $3.00 per share.

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

     The Company's Chairman, President and Chief Executive Officer (Mr. Lynford) is the brother of the president of Reis. The Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors (Mr. Lowenthal), has served on the board of directors of Reis since the third quarter of 2000. At the time of the April 2000 investments noted above, the management of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company who purchased an aggregate of $410,000 of Series C Preferred shares. During the year ending December 31, 2002, the Company committed to invest an aggregate of $629,000 in Reis Series D Preferred shares of which $209,800 was invested in June 2002, and the balance of the commitment of $419,600 expired at December 31, 2003 without being called by Reis. Other Preferred shareholders invested $456,800 directly at the time of the Company's fiscal 2002 investment and committed to invest an additional $913,600 which also expired unused by Reis at December 31, 2003. Two of these Preferred shareholders, including the Hunt Trust who, together with other entities, own the remaining interests in Reis Capital and certain other Series D Preferred share investors are Company officers and directors.

     At December 31, 2003, the Company's investment in Reis, through direct ownership and its pro rata share of its investment in Reis Capital, amounted to approximately 21.8% of Reis' equity on an as converted basis. The pro rata converted interests in Reis owned by the other partners of Reis Capital, either directly or indirectly through Reis Capital aggregate 18.6%. The investments of the Company's officers and directors at December 31, 2003, together with shares of common stock previously held by Mr. Lynford represent approximately 2.5% of Reis' equity, on an as converted basis. Additionally, a company controlled by the Chairman of EQR owns Series C and Series D Preferred shares with an aggregate 4.6% converted interest. The current executive vice president and chief financial officer of EQR and its former vice-chairman both serve as directors of the Company. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

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

     Information provided by Reis is used by Second Holding for due diligence procedures on certain real estate-related investment opportunities. Second Holding incurred fees of $240,000, $240,000 and $360,000 in connection with such services for each of the years ended December 31, 2003, 2002 and 2001, respectively. The Company's share of such fees was $120,000, $120,000 and $180,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Clairborne Fordham

     In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 244 unit, luxury

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Company, which has a 10% interest in Clairborne Fordham, fully funded its $3,400,000 share of the loan. The loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company may earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest and fees had not been accrued by the Company or Clairborne Fordham through the maturity of the loan. The Company's investment in the Clairborne Fordham venture is accounted for on the equity method. The Company's share of income from Clairborne Fordham through the initial maturity of the loan in October 2003 was approximately $270,000, $361,000 and $361,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Construction is complete and delivery of certain units commenced in December 2002. As of December 31, 2003, no units were under contract and 220 units (including nine penthouses and 211 standard units) had closed for gross proceeds of approximately $143,800,000. The remaining unsold units consist of five standard units, 13 penthouses and six townhouses. One penthouse unit was sold in February 2004 with another penthouse unit and a standard unit under contract. In addition, the owner of Fordham Tower is seeking to sell the 12,000 square feet of retail space and a 200 space commercial parking facility, both of which are part of the project.

     The loan was not repaid at maturity and as of October 2003 an amended loan agreement was executed extending the loan to December 31, 2004. The amended terms provided for the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003 Clairborne Fordham will also participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

     The amended agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off the existing construction loan, any unpaid construction costs and to make principal payment to Clairborne Fordham in October 2003 of approximately $4,600,000, of which the Company's share was approximately $460,000. An additional payment of approximately $554,000 was received by Clairborne Fordham in December 2003 of which the Company's share was approximately $55,000. The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. An additional principal payment of approximately $1,277,000 was made in February 2004 (of which the Company's share was $128,000) as a result of the sale of the penthouse unit.

     The Company and Clairborne Fordham have (i) concluded that their respective investment and loan balances are not impaired at December 31, 2003 and (ii) determined to recognize a portion of the additional interest over the expected remaining life of the loan. The Company's share of additional interest earned for the year ended December 31, 2003 was approximately $136,000. The Company did not recognize any additional interest during 2002 and 2001. The Company's equity investment, after the effect of the above activity, was $3,186,000 and $3,631,000 at December 31, 2003 and 2002,
     respectively.

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

     During the fourth quarter of 2000, the Company made the strategic decision to sell the seven VLP properties. One of the properties was sold in December 2000 and four properties were sold during 2001 for aggregate sales of approximately $34,217,000. The Company recorded a gain of approximately $4,943,000 on the December 2000 transaction which was offset by a provision for impairment of $4,725,000, also recorded in 2000, attributable to expected sales proceeds being less than the respective carrying amounts on four of the remaining six unsold VLP properties at December 31, 2000. There were no additional gains or losses recorded by the Company as a result of the four property sales during 2001.

     In July 2003, the Company sold the Salem, New Hampshire property for a net sales price of approximately $4,200,000 and the Company utilized $22,000 of the impairment reserve. The Company is actively marketing the remaining VLP property, a 49,000 square foot office building located in Philadelphia, Pennsylvania. The net book value for the unsold properties at December 31, 2003 and 2002 was approximately $1,973,000 and $6,027,000, respectively, after considering the remaining impairment reserve of $2,153,000 and $2,175,000 at December 31, 2003 and 2002, respectively.

     West Deptford Venture

     During November 2003, the Company made a $330,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits (the "West Deptford Venture"). At December 31, 2003, the West Deptford Venture had a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which included at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidated the West Deptford Venture during 2003 and its investment is primarily included in land held for development on the consolidated balance sheet at December 31, 2003. The Company has committed $366,000 of capital in addition to the loan to the West Deptford Venture.

     Property Development and Land Operations-Wellsford Development
     --------------------------------------------------------------

     Palomino Park

     The Company owns a five-phase 1,800 unit class A multifamily development ("Palomino Park") in Highlands Ranch, a south suburb of Denver, Colorado. At December 31, 2003 and 2002, the Company had an 85.85% interest as the managing owner in this project and a subsidiary of EQR had the remaining 14.15% interest.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     In January 2003, the Company's board of directors approved a plan for the Company to seek institutional investors to purchase an interest in the residential rental phases at Palomino Park. As a result of weakness in the Denver, Colorado economy, fluctuating occupancy, significant concessions and high leverage ratios (a deterrent to institutional investors), the Company has determined that it would no longer continue to search for such an investor at this time.

     With respect to EQR's 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%) for $1,900,000. A transaction for the remaining interest would be subject to negotiation between the Company and EQR.

     In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds have an outstanding balance of $12,680,000 at December 31, 2003 and 2002 and are currently collateralized by four phases at Palomino Park, as Silver Mesa was released from the collateral in November 2000. In June 2000, the Company obtained a five-year AA rated letter of credit from Commerzbank AG to provide additional collateral for the Palomino Park Bonds. This letter of credit, which expires in May 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in May 2005.

     In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,600,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage matures in December 2007 and bears interest at a fixed rate of 6.92% per annum. Principal payments are based on a 30-year amortization schedule.

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

     In October 2000, Phase III, the 264 unit phase known as Silver Mesa was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sellout period until the inventory available for sale has been significantly reduced and additional units are required to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral. In December 2000, the Company obtained a $32,000,000 loan from KeyBank National Association (the "Silver Mesa Conversion Loan") which bore interest at LIBOR + 2.00% per annum, was collateralized by the unsold Silver Mesa units, matured in December 2003 and provided for one six-month extension at the Company's option. Generally, 90% of net sales proceeds per unit were applied to principal repayments. During May 2003, the Company repaid the remaining unpaid principal balance of the Silver Mesa Conversion Loan with proceeds from Silver Mesa unit sales and available cash.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Segment Information (continued)

     Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 209 units have been sold through December 31, 2003. The following table provides information regarding sales of Silver Mesa units:

                                                 For the Years Ended December 31,
                                          ----------------------------------------------       Project
                                              2003             2002             2001            Totals
                                          ------------     -----------      ------------    --------------
Number of units sold....................            56               48              105               209
Gross proceeds..........................  $ 12,535,000     $ 10,635,000     $ 21,932,000    $   45,102,000
Principal paydown on Silver Mesa
   Conversion Loan......................  $  4,318,000     $  9,034,000     $ 18,648,000    $   32,000,000


     The following table details operating information related to the Silver Mesa units being rented. As the Company continues to sell units, rental revenue, the corresponding operating expenses and cash flow from this activity will diminish.

                                           For the Years Ended December 31,
                                 -----------------------------------------------
                                    2003              2002              2001
                                 -----------    --------------    --------------
      Rental revenue............ $   702,000    $    1,462,000    $    2,224,000
      Net operating income (A).. $   431,000    $      884,000    $    1,488,000

     -------------------------------

     (A) Net operating income is defined as rental revenue, less property operating and maintenance expenses, real estate taxes and property management fees.

     In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. Effective December 31, 2001, the Company (i) became obligated for the construction loan, (ii) released the developer of the economic risks it bore during construction and initial lease-up as the developer carried the construction loan and a significant portion of the costs incurred on its balance sheet and (iii) the developer no longer participated in any positive operating income generated during the period. The construction loan balance was $37,111,000 at December 31, 2002 and bore interest at LIBOR + 1.75% per annum (3.17% at December 31, 2002).

     In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. The proceeds of the Green River Mortgage were used to repay the Green River Construction Loan, with excess proceeds available for working capital purposes.

     Phase V, the improved 29.8 acre parcel of land known as Gold Peak, had a cost basis of approximately $5,439,000 and $5,411,000 at December 31, 2003 and 2002, respectively. The Company is holding this land for possible future development.

     East Lyme

     On March 2, 2004, the Company entered into a contract to acquire a 144 acre parcel of land in East Lyme, Connecticut. The purchase price for the land is approximately $6,200,000, including a $200,000 refundable deposit made by the Company upon entering into the contract. The closing is conditioned upon obtaining building permits for 100 single family homes. The Company is in the process of negotiating an agreement with a home builder who would construct and sell these homes.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


14.  Fair Value of Financial Instruments

     The following table presents the historical cost and fair value of the Company's consolidated financial instruments at December 31, 2003 and 2002:

(amounts in thousands)
                               Historical Cost              Fair Value
                               at December 31,            at December 31,
                           ---------------------    ---------------------------
   Notes Receivable (A)       2003         2002        2003            2002
-------------------------- --------     --------    ------------   ------------

Fixed rate:
   277 Park Loan.......... $     --     $ 25,000    $     --       $ 27,771 (D)
   Guggenheim.............    3,096        3,612       3,514 (D)      3,782 (D)
   Other..................       --           --          --             --
                           --------     --------    --------       --------
Total fixed rate
   notes..................    3,096       28,612       3,514         31,553
                           --------     --------    --------       --------
Floating rate:
Total floating rate
   notes..................       --           --          --             --
                           --------     --------    --------       --------
Total notes
   receivable............. $  3,096     $ 28,612    $  3,514       $ 31,553
                           ========     ========    ========       ========

     Investments (B)
--------------------------
Fixed rate U.S.
   Government treasury
   obligations............ $ 27,516     $     --    $ 27,534 (E)   $     --
                           ========     ========    ========       ========

        Debt (C)
--------------------------
Floating rate:
   Palomino Park
      Bonds............... $ 12,680     $ 12,680    $ 12,680 (F)   $ 12,680 (F)
   Silver Mesa
      Conversion Loan.....       --        4,318          --          4,318 (F)
   Green River
      Construction Loan...       --       37,111          --         37,111 (F)
                           --------     --------    --------       --------
Total floating rate debt..   12,680       54,109      12,680         54,109
                           --------     --------    --------       --------

Fixed rate:
   Blue Ridge Mortgage....   31,945       32,447      34,345 (G)     35,472 (G)
   Red Canyon Mortgage....   25,294       25,677      26,795 (G)     27,845 (G)
   Green River Mortgage...   39,586           --      38,225 (G)         --
                           --------     --------    --------       --------
Total fixed rate debt.....   96,825       58,124      99,365         63,317
                           --------     --------    --------       --------
Total debt................ $109,505     $112,233    $112,045       $117,426
                           ========     ========    ========       ========

--------------------------

(A)  For more information regarding the Company's note receivables, see Footnote
     5.

(B) For more information regarding the Company's investments in securities, see Footnote 4.

(C)  For more information regarding the Company's debt, see Footnote 6.

(D) The fair value of the Company's fixed rate investments was determined by reference to comparable investment market data.

(E)  Based upon quoted market value of such securities at December 31, 2003.

(F) The fair value of the Company's floating rate debt is considered to be its carrying amounts.

(G) The fair value of the Company's fixed rate debt was determined by reference to comparable investment market data.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

15.  Summarized Consolidated Quarterly Information (Unaudited)

     Summarized consolidated quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

                                                                   For the Three Months Ended
                                                     -----------------------------------------------------------
                2003                                   March 31        June 30     September 30   December 31
--------------------------------------------------   -----------    ------------   ------------   ------------
Revenues..........................................   $ 6,633,550    $ 7,307,634    $ 14,911,884   $  6,749,364
Costs and expenses................................    (7,756,228)    (8,178,388)    (11,208,548)   (10,760,393)
Income (loss)from joint ventures (A) (B)..........     2,585,215       (175,314)        461,114    (37,300,081)
Minority interest (expense) benefit...............        (5,775)        47,124          16,137         27,851
                                                     -----------    -----------    -------------   -----------
Income (loss) before income taxes, accrued
   distributions and amortization of costs on
   Convertible Trust Preferred Securities and
   discontinued operations........................     1,456,762       (998,944)      4,180,587    (41,283,259)
Income tax (expense) benefit (A)(B)...............      (681,000)       467,000      (1,615,000)    (5,306,000)
Accrued distributions and amortization of costs on
   Convertible Trust Preferred Securities, net of
   income tax benefit ............................      (344,954)      (494,953)       (194,954)    (1,064,954)
                                                     -----------    -----------     ------------  ------------
Income (loss) from continuing operations..........       430,808     (1,026,897)      2,370,633    (47,654,213)
Income (loss) from discontinued operations, net of
   tax............................................        45,474         (5,542)        (12,564)        (7,020)
                                                     -----------    -----------     ------------  ------------
Net income (loss) (A).............................   $   476,282    $(1,032,439)    $ 2,358,069   $(47,661,233)
                                                     ===========    ===========     ============  ============
Per share amounts, basic and diluted (A):
   Income (loss) from continuing operations.......   $     0.06     $     (0.16)    $      0.37   $      (7.38)
   Income from discontinued operations............         0.01             --               --             --
                                                     -----------    -----------     ------------  ------------
   Net income (loss)..............................   $     0.07     $     (0.16)    $      0.37   $      (7.38)
                                                     ===========    ===========     ============  ============
Weighted average number of common shares
 outstanding:
 Basic*...........................................     6,452,092      6,453,730       6,455,074      6,455,994
                                                     ===========    ===========     ============  ============
 Diluted*.........................................     6,452,691      6,453,730       6,456,818      6,455,994
                                                     ===========    ===========     ============  ============

                                                                   For the Three Months Ended
                                                     -----------------------------------------------------------
                2002                                   March 31        June 30     September 30    December 31
--------------------------------------------------   -----------    ------------   -----------    ------------

Revenues..........................................   $ 6,681,849    $ 7,097,635    $   8,158,037  $  8,574,568
Costs and expenses................................    (7,864,388)    (8,012,769)      (8,918,215)   (8,955,610)
Income (loss) from joint ventures.................       420,203        329,582          505,283    (1,463,819)
Minority interest benefit (expense)...............        45,470         25,977           13,206       (41,372)
                                                     -----------    -----------    -------------  ------------
(Loss) before income taxes, accrued distributions
   and amortization of costs on Convertible Trust
   Preferred Securities and discontinued
   operations.....................................      (716,866)      (559,575)        (241,689)   (1,886,233)
Income tax benefit (expense) (C)..................        34,000          4,000          (75,000)    1,359,000
Accrued distributions and amortization of costs on
 Convertible Trust Preferred Securities, net of
 income tax benefit (C)...........................      (419,954)      (419,953)        (419,954)     (119,954)
                                                     -----------    -----------    -------------  ------------
(Loss) from continuing operations.................    (1,102,820)      (975,528)        (736,643)     (647,187)
Income (loss) from discontinued operations, net of
   tax............................................        26,406         82,142          (61,751)       42,962
                                                     -----------    -----------    -------------  ------------
Net (loss)........................................   $(1,076,414)   $  (893,386)   $    (798,394) $   (604,225)
                                                     ===========    ===========    =============  ============

Per share amounts, basic and diluted:
   (Loss) from continuing operations..............   $     (0.17)   $     (0.15)   $       (0.11) $      (0.10)
   Income (loss) from  discontinued operations....            --           0.01            (0.01)         0.01
                                                     -----------    -----------    -------------  ------------
   Net (loss).....................................   $     (0.17)   $     (0.14)   $       (0.12) $      (0.09)
                                                     ===========    ===========    =============  ============
Weighted average  number of common
   shares outstanding:
   Basic*.........................................     6,409,248      6,437,390        6,449,206     6,450,586
                                                     ===========    ===========    =============  ============
   Diluted*.......................................     6,409,248      6,437,390        6,449,206     6,450,586
                                                     ===========    ===========    =============  ============

------------------------------

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Summarized Consolidated Quarterly Information (Unaudited) (continued)

     *Aggregate quarterly earnings per share amounts may not equal annual amounts presented elsewhere in these consolidated financial statements due to rounding differences.

     (A) As a result of adjustments recorded by Wellsford/Whitehall, previously reported income and per share amounts for the first, second and third quaters of 2003 have been adjusted as follows:

                                                     Quarterly Amounts
                                              -------------------------------
                                              First        Second       Third
                                              -----        ------       -----

        Income(loss) from joint ventures
         as previously reported........... $ 3,125,472    $(790,177)   $576,330

        Adjustment........................    (540,257)     614,863    (115,216)
                                           -----------  -----------  ----------
        Income(loss) from joint
        ventures as adjusted.............. $ 2,585,215  $  (175,314) $  461,114
                                           ===========  ===========  ==========

        Income(loss) as
         previously reported.............. $   832,539  $(1,438,302) $2,434,285

        Adjustment........................    (356,257)     405,863     (76,216)
                                           -----------  -----------  ----------
        Net income(loss) as adjusted...... $   476,282  $(1,032,439) $2,358,069
                                           ===========  ===========  ==========

        Net income(loss) per share
         as previously reported........... $     0.13   $    (0.22)  $     0.38

        Adjustment........................      (0.06)        0.06        (0.01)
                                           -----------  -----------  ----------
        Net income(loss) per share
         as adjusted...................... $     0.07   $    (0.16)  $     0.37
                                           ===========  ===========  ==========

     (B) During the fourth quarter of 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio. The Company's share of this impairment charge was approximately $37,377,000 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $2,644,000 related to Wellsford/Whitehall and determined that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680,000 in the fourth quarter of 2003.

     (C) The fourth quarter income tax benefit and tax benefit of accrued distributions and amortization of costs of Convertible Trust Preferred Securities results primarily from the Company's year end assessment of the total available tax loss carrybacks to 1997 and 1998. The tax benefit attributable to the Convertible Trust Preferred Securities amounted to $105,000 in each of the first three quarters and $405,000 in the fourth quarter of fiscal 2002.

               Wellsford/Whitehall Group, L.L.C. and Subsidiaries

                        Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001 with Report of Independent Auditors

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Report of Independent Auditors.............................................F-49

Consolidated Balance Sheets................................................F-50

Consolidated Statements of Operations......................................F-51

Consolidated Statements of Members' Equity.................................F-52

Consolidated Statements of Cash Flows......................................F-53

Notes to Consolidated Financial Statements.................................F-54

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Members of
Wellsford/Whitehall Group, L.L.C. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Group, L.L.C. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Group, L.L.C. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

Dallas, Texas


February 12, 2004, except for
  paragraph five of Note 1,
  as to which the date is
  March 5, 2004

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ----------------------------
                                                       2003           2002
                                                  -------------  -------------

ASSETS

Real estate assets:
  Land                                            $  46,400,903  $  41,727,134
  Building and improvements                         188,307,892    288,011,383
                                                  -------------  -------------
                                                    234,708,795    329,738,517
    Less accumulated depreciation                   (55,684,770)   (45,269,044)
                                                  -------------  -------------
                                                    179,024,025    284,469,473
  Construction in progress                           57,119,191     55,664,016
                                                  -------------  -------------
                                                    236,143,216    340,133,489

Assets held for sale                                 12,337,777    173,140,012
Cash and cash equivalents                            11,607,306     16,662,841
Restricted cash                                      12,945,699     17,587,502
Deferred costs, less accumulated amortization           827,643      4,605,528
Receivables, prepaids and other assets, net           3,257,887      5,189,350
                                                  -------------  -------------
Total assets                                      $ 277,119,528  $ 557,318,722
                                                  =============  =============

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
  Notes payable                                   $ 201,658,784  $ 368,358,860
  Accrued expenses and other liabilities              9,320,435      9,005,855
  Accured interest on notes payable                     773,338        397,828
  Ground lease obligation                                     -      1,111,239
                                                  -------------  -------------
Total liabilities                                   211,752,557    378,873,782

Commitments and contingencies

Members' equity                                      65,366,971    178,444,940
                                                  -------------  -------------

Total liabilities and members' equity             $ 277,119,528  $ 557,318,722
                                                  =============  =============

                 See Notes to Consolidated Financial Statements

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                    -------------------------------------------
                                         2003          2002           2001
                                    -------------  -------------  -------------
Revenues:
  Rental income                     $  36,506,322  $  41,148,441  $ 50,940,879
  Recoverable expenses                  4,390,988      4,383,517     5,514,831
  Interest and other income             1,295,337      2,351,881     4,973,337
                                    -------------  -------------  -------------
    Total revenues                     42,192,647     47,883,839    61,429,047
                                    -------------  -------------  -------------

Expenses:
  Property operations                  13,579,007     13,103,128    15,938,324
  Real estate taxes                     5,690,788      5,413,481     6,000,713
  Insurance                               704,683        569,894       381,814
  Interest                             11,117,650     12,598,551    17,130,040
  Depreciation and amortization        10,568,230     14,508,842    12,207,869
  Asset management fees                 3,476,937      3,912,625     4,674,350
  Ownership                               748,165        727,072       922,160
  Loss from impairment                114,687,022              -             -
                                    -------------  -------------  -------------
    Total expenses                    160,572,482     50,833,593    57,255,270
                                    -------------  -------------  -------------

(Loss)/income available before
 gains on dispositions, income/
 (loss) from discontinued
 operations and preferred
 distributions                       (118,379,835)    (2,949,754)    4,173,777

Gain on dispositions, net of
 losses on impairment                           -              -    10,790,576
                                    -------------  -------------  -------------

(Loss)/income available before
 discontinued operations and
 preferred distributions             (118,379,835)    (2,949,754)   14,964,353

Discontinued Operations:
  Gain/(loss) on dispositions          9,297,121        (258,711)            -
  Operating income                     2,027,306       9,322,465     7,210,147
  Interest and amortization           (4,860,628)     (8,741,918)   (9,428,616)
  Loss from impairment                         -      (1,350,638)            -
                                    -------------  -------------  -------------
Income/(loss) from discontinued
 operations                            6,463,799      (1,028,802)   (2,218,469)

Net (loss)/income available for
 members before preferred
 distributions                      (111,916,036)     (3,978,556)   12,745,884

Preferred distributions                        -               -      (757,541)
                                    -------------  -------------  -------------

Net (loss)/income available
 for members                        $(111,916,036) $ (3,978,556)  $ 11,988,343
                                    =============  ============   =============

                 See Notes to Consolidated Financial Statements

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
            FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

                                                                Series A
                                                               Convertible     Excess of       Other
                                 Membership                     Preferred    Distributions    Compre-      Total
                         ----------------------    Paid-In      Membership        Over        hensive     Members'
                            Units      Amount      Capital       Units         Earnings       Loss        Equity
                         ----------- ----------  ------------- ------------  -------------  ----------  ------------
January 1, 2001           14,303,472 $ 143,035   $201,667,531  $ 18,322,550  $    (766,124) $      -    $219,366,992

Additional equity
 contributions, net        3,980,435    39,804     55,772,075           -              -           -      55,811,879

Conversion of equity         982,286     9,823     18,312,727   (18,322,550)           -           -             -

Net income                       -         -            -           757,541     11,988,343         -      12,745,884

Other comprehensive loss         -         -            -               -              -      (525,560)     (525,560)

Distributions                    -         -            -          (757,541)  (103,352,145)        -    (104,109,686)
                         ----------- ----------- ------------- ------------  -------------  ----------  ------------

December 31, 2001        19,266,193    192,662    275,752,333           -      (92,129,926)   (525,560)  183,289,509

Redemption of units          (7,865)       (79)       (94,921)          -              -           -         (95,000)

Net loss                        -          -              -             -       (3,978,556)        -      (3,978,556)

Other comprehensive loss        -          -              -             -              -      (771,013)     (771,013)
                         ----------- ----------- ------------- ------------  -------------  ----------  ------------

December 31, 2002        19,258,328    192,583    275,657,412           -      (96,108,482) (1,296,573)  178,444,940

Net loss                        -          -              -             -     (111,916,036)        -    (111,916,036)

Other comprehensive loss        -          -              -             -              -     1,102,893     1,102,893

Distributions                   -          -              -             -       (2,264,826)        -      (2,264,826)
                         ----------- ----------- ------------- ------------  -------------  ----------  ------------

December 31, 2003        19,258,328  $ 192,583   $275,657,412  $        -    $(210,289,344) $ (193,680) $ 65,366,971
                         ==========  =========== ============= ============  =============- =========== ============

                 See Notes to Consolidated Financial Statements

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                      --------------------------------------------------
                                                           2003              2002               2001
                                                      -------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)/income                                     $(111,916,036)     $ (3,978,556)      $ 12,745,884
Adjustments to net (loss)/income to net cash
from operating activities:
  Loss/(gain) on disposition of real estate assets       (9,297,121)          258,711        (27,335,636)
  Depreciation and amortization                          11,200,304        21,321,899         17,323,039
  Loss on impairment of real estate assets              114,687,022         1,350,638         16,545,060
  Amortization of deffered financing costs                4,964,321         3,394,446          3,186,126
  Change in receivables, prepaids and other assets        3,431,762         2,292,240         (4,010,596)
  Change in accrued expenses and other liabilities          690,090        (4,061,903)        (4,670,072)
                                                      -------------      ------------       ------------

  Net cash provided by operating activities              13,760,342        20,577,475         13,783,805
                                                      -------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions of real estate assets                              -                 -          (20,553,532)
Improvements to real estate assets                      (23,807,946)      (26,640,962)       (47,066,583)
Cash received for transfer of real estate assets
 to New Venture                                                 -                 -            5,277,002
Cash transferred with assets transferred
 to New Venture                                                 -                 -             (306,791)
Disposal of real estate assets, net of selling
 expenses                                               170,509,950         4,230,617        139,305,312
                                                      -------------      ------------       ------------

    Net cash provided by (used in) investing
     activities                                         146,702,004       (22,410,345)        76,655,408
                                                      -------------      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable                                     -           8,409,968        289,831,774
Repayment of notes payable                             (166,700,076)      (10,060,204)      (296,524,814)
Repayment of ground lease obligations                    (1,111,239)          (13,742)               -
Decrease/(increase) in restricted cash                    4,641,803        (7,742,082)          (865,175)
Deferred financing costs                                    (83,543)         (505,127)        (9,726,778)
Preferred distributions                                         -                 -             (757,541)
Member distributions                                     (2,264,826)       (4,221,364)      (101,646,062)
Equity contributions                                            -                 -           55,811,879
Redemption of equity                                            -             (95,000)               -
                                                      -------------      ------------       ------------

    Net cash used in financing activities              (165,517,881)      (14,227,551)       (63,876,717)
                                                      -------------      ------------       ------------

Net change in cash and cash equivalents                  (5,055,535)      (16,060,421)        26,562,496
Cash and cash equivalents, beginning of year             16,662,841        32,723,262          6,160,768
                                                      -------------      ------------       ------------

Cash and cash equivalents, end of year                $  11,607,306      $ 16,662,841       $ 32,723,264
                                                      =============      ============       ============

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                $  12,369,290      $ 20,471,820       $ 28,276,227
                                                      =============      ============       ============

Non-cash conversion to Series A convertible
 preferred membership units                                                                 $ 18,322,550
                                                                                            ============


                 See Notes to Consolidated Financial Statements

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Business

     Wellsford/Whitehall Group, L.L.C. and subsidiaries (the "Company"), was formed in May 1999 and consists of the following members: Wellsford Commercial Properties Trust ("WCPT"), a subsidiary of Wellsford Real Properties, Inc. ("WRP"); WHWEL Real Estate Limited Partnership ("WHWEL"), WXI/WWG Realty L.L.C. and W/W Group Holdings, L.L.C. (collectively the "Whitehall Members"); and the Saracen Members. These are collectively referred to as the "Members."

     WP Commercial, L.L.C. ("WP") manages the Company on a day-to-day basis; however, certain major and operational decisions require the consent of the Members. WP also provides management, construction, development and leasing services to the Company as well as to third parties, including tenants of the Company, based upon an agreed upon fee schedule and also provides such services to a new venture organized by certain of the Whitehall Members ("New Venture"). WP is owned by affiliates of the Whitehall Members.

     Under the terms of existing agreements, it is expected that the Company will not purchase any additional real estate assets, except in limited cases, to replace certain assets being sold or assets that compliment presently owned real estate assets. The Members have agreed to an orderly disposal of the Company's assets over time. Separately, a buy/sell agreement exists related to the ownership interests of WCPT and the Whitehall Members which was effective after December 31, 2003 with respect to any remaining assets. Either Whitehall or WCPT may trigger a buy/sell of the other party's membership units in the Company or of the remaining assets to the other member, subject to certain conditions. The Company will terminate on December 31, 2045, unless sooner by the written consent of all Members.

     WRP (through WCPT), WHWEL, and WP are entitled to receive incentive compensation, payable out of distributions made by the Company (the "Promote") after return of capital and minimum annual returns of 17.5% on such capital balances (as defined in the Company's Operating Agreement). To date, WRP, WHWEL and WP have not earned or received any distribution of the Promote.

     WCPT and the Whitehall Members agreed to contribute an aggregate of $10 million on a revolving, as needed basis ("Revolving Equity") through December 31, 2003. Subsequent to December 31, 2003, the Revolving Equity commitment was extended by agreement of WCPT and the Whitehall Members through March 31, 2005. As part of the extension, the aggregate limit of the Revolving Equity has been reduced from $10 million to $8 million. The Revolving Equity accrues dividends at a rate of LIBOR + 5.00% and is senior to the membership units. At December 31, 2003, none of the Revolving Equity had been drawn.

     The number of membership units issued and outstanding are as follows:


                                                     December 31,
                                        --------------------------------------
                                           2003          2002          2001
                                        ----------    ----------    ----------
        WCPT.....................        6,276,780     6,276,780     6,276,780
        Whitehall Members........       11,547,422    11,547,422    11,555,287
        Saracen Members..........        1,434,126     1,434,126     1,434,126
                                        ----------    ----------    ----------
        Total....................       19,258,328    19,258,328    19,266,193
                                        ==========    ==========    ==========

     During 2002, the Company redeemed 7,865 units from the Whitehall member for $95,000. During 2001, the Saracen Members, as holders of the Series A convertible preferred membership units, exercised a conversion option; 982,286 membership units were issued in connection with this conversion.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     During 2003, distributions of $2,264,826 were declared, of which none remained unpaid at December 31, 2003. During 2001, distributions of $103,352,145 were declared, of which $4,221,364 remained unpaid at December 31, 2001.

     As of December 31, 2003, the Company owned 24 properties, excluding one property held for sale, containing approximately 2,663,000 square feet (unaudited) of office and retail space in Massachusetts (7 operating properties and 1 tract of land), New Jersey (11 operating properties, 2 tracts of land), and 3 other retail properties.

2.   Summary Of Significant Accounting Policies

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. The Company considers all demand and money market accounts and short-term investments in government funds with an original maturity of three months or less when purchased to be cash and cash equivalents.

     Restricted Cash. Restricted cash primarily consists of debt service reserve balances.

     Real Estate and Depreciation. Real estate assets are stated at cost, adjusted for impairment losses. Costs directly related to the acquisition and improvement of real estate are capitalized, including the purchase price, legal fees, acquisition costs, interest, property taxes and other operational costs during the period of development. Ordinary repairs and maintenance items are expensed as incurred. Replacements and betterments are capitalized and depreciated over their estimated useful lives. Tenant improvements and leasing commissions are capitalized and amortized over an average term of the related leases. Depreciation is computed over the expected useful lives of the depreciable properties using methods that approximate straight-line, principally 40 years for commercial properties and five to 12 years for furnishings and equipment.

     Management reviews its real estate assets for impairment annually in connection with the preparation of budgets for the upcoming year and as part of the financial statement closing process. The Company performs evaluations for impairment on all of its real estate assets. As part of this evaluation, the Company recorded impairment provisions of approximately $114,687,000, $1,351,000 and $16,545,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 impairment provision relates to 12 assets classified as held for use in the portfolio. The 2002 impairment provision related to two assets that were held for sale at December 31, 2002 and were subsequently sold during the year ended December 31, 2003. The 2001 impairment provision related to the change in intended use for three assets that were sold during the year ended December 31, 2001. The 2003 provisions are not the result of a change in the intended use of such assets, however they are the result of significant declines in the economics of such assets and the markets in which they are located resulting in decreasing market rents, slower absorption trends and greater tenant concession costs in the current year analysis as compared to analysis performed in prior years. For real estate assets held and used, the Company recognizes an impairment loss only if the carrying amount of the asset is not recoverable from its undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and the fair value of the asset. Real estate assets considered held for sale are reported at the lower of carrying amount or fair value less costs to sell and are not depreciated.

     Deferred Costs. Deferred costs consist primarily of costs incurred to obtain financing. These deferred financing costs are amortized over the expected term of the respective agreements, adjusted for any

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     unscheduled prepayments. Such amortization is included in interest expense in the accompanying consolidated statements of operations. The Company recorded amortization expense related to deferred costs totaling $3,844,000, $3,089,000 and $2,821,000 during the years ended December 31,
     2003, 2002 and 2001, respectively. Accumulated amortization was $8,906,000 and $5,062,000 at December 31, 2003 and 2002, respectively.

     Profit and Revenue Recognition. Sales of real estate assets are recognized at closing, subject to the receipt of an adequate down payment and the relinquishment of substantial ownership risks in the future operations of the asset. Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases.

     Discontinued Operations. Properties planned to be sold within one year following the balance sheet date are classified as held for sale and the related results of operations have been reported separately as discontinued operations for the years ended December 31, 2003, 2002 and 2001. Assets attributable to properties held for sale have been classified separately in the Company's balance sheets at December 31, 2003 and 2002.

     Income Taxes. The Company is a limited liability company. In accordance with the tax law regarding such entities, each of the Company's membership unit holders is responsible for reporting their share of the Company's taxable income or loss on their separate tax returns. Accordingly, the Company has recorded no provision for Federal, state and local income taxes.

     Derivative and Hedging Activities. The Company recognizes all derivatives on the balance sheet at fair market value. The Company's derivative is an interest rate protection agreement which limits the base rate of variable rate debt. The ineffective portion of the derivative's change in fair market value is immediately recognized in earnings, if applicable. The effective portion of the fair market value difference of the derivative is reflected separately in members' equity as other comprehensive loss. At December 31, 2003, approximately $194,000 of accumulated other comprehensive loss remained in members' equity, which will be fully amortized during 2004.

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

     Reclassifications. Certain reclassifications have been made to the prior year's presentation to conform to the current year presentation.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

3.   Commercial Properties

     The Company owns the following properties from continuing operations. Amounts are presented net of impairment provisions (amounts in thousands):

          Properties Collateralizing Portfolio Loan        Location            2003            2002
        --------------------------------------------   -----------------    ------------   -------------
         300 Atrium Drive.....................         Somerset, NJ          $    12,568    $     19,551
         400 Atrium Drive.....................         Somerset, NJ               37,244          37,191
         500 Atrium Drive.....................         Somerset, NJ               15,140          21,108
         700 Atrium Drive.....................         Somerset, NJ               13,294          18,839
         Garden State Exhibit Center .........         Somerset, NJ                6,190           6,190
         Cutler Lake Corporate Center.........         Needham, MA                37,113          36,030
         377/379 Campus Drive.................         Franklin Twp, NJ           15,983          23,792
         Samsung/105 Challenger Road..........         Ridgefield Park, NJ        24,473          21,286
         150 Mount Bethel.....................         Warren, NJ                 10,256           9,787
                                                                             -----------    ------------
                                                                                 172,261         193,774
                                                                             -----------    ------------

          Properties Collateralizing the Nomura Loan
          ------------------------------------------
          333 Elm Street.......................        Dedham, MA                  3,793           6,193
          Dedham Place.........................        Dedham, MA                 14,758          31,064
          Stony Brook Corporate Park...........        Waltham, MA                17,547          48,810
          201 University Avenue................        Westwood, MA                5,532          10,363
          7/57 Wells Avenue....................        Newton, MA                 14,236          12,744
          75/85/95 Wells Avenue................        Newton, MA                 29,821          41,856
                                                                             -----------    ------------
                                                                                  85,687         151,030
                                                                             -----------    ------------
          Properties Collateralizing Other Mortgages or Unencumbered
          ----------------------------------------------------------
          600 Atrium Drive (land)*.............        Somerset, NJ                  967           2,885
          74 Turner Street (land)*.............        Waltham, MA                     -           1,001
          Airport Executive Park...............        Hanover Twp, NJ             9,595          14,034
          Airport Executive Park-Land*.........        Hanover Twp, NJ             4,608           3,969
          CVS..................................        Essex, MD                   4,776           4,776
          CVS..................................        Pennsauken, NJ              3,925           3,925
          CVS..................................        Runnemede, NJ               4,134           4,134
          CVS..................................        Wetumpka, AL                2,681           2,681
          CVS..................................        Richmond, VA                3,194           3,194
                                                                            ------------    ------------
                                                                                  33,880          40,599
                                                                            ------------    ------------

         Investment in Real Estate                                          $    291,828    $    385,403
                                                                            ============    ============

     * - Unencumbered

     The three largest tenants contributed approximately 27% of total rental revenue for the year ended December 31, 2003.

     The Company capitalizes interest related to properties under renovation to the extent such assets qualify for capitalization. Total interest capitalized was $2,762,897, $2,486,948 and $2,583,797, respectively, for the years ended December 31, 2003, 2002 and 2001.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4.   Leases

     Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts. Non-cancelable operating leases with tenants expire on various dates through 2024. The future minimum lease payments from continuing operations to be received under leases existing as of December 31, 2003, are as follows (amounts in thousands):

                                                Properties Collateralizing
                                            ---------------------------------
      For the Years                         Portfolio     Nomura
     Ended December 31,           Total       Loan         Loan       Other
     ------------------         ---------   ---------   ---------   ---------

     2004                       $  28,927   $  14,695   $  10,764   $   3,468
     2005                          25,164      13,200       8,551       3,413
     2006                          18,234       9,723       6,124       2,387
     2007                          13,848       7,881       3,678       2,289
     2008                          11,808       6,455       3,236       2,117
     Thereafter                    20,924       6,081       8,374       6,469
                                ---------   ---------   ---------   ---------
     Total                      $ 118,905   $  58,035   $  40,727   $  20,143
                                =========   =========   =========   =========

     The future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

5.   Ground Leases

     The leasehold interests in two properties and a tract of land are subject to ground leases. At December 31, 2003, aggregate future minimum rental payments under the leases which expire at various dates through January 2084, are as follows (amounts in thousands):

                For the Years Ended December 31,          Amount
                --------------------------------        ----------
                2004                                    $    231
                2005                                         233
                2006                                         234
                2007                                         235
                2008                                         237
                Thereafter                                28,102
                                                        --------
                                                        $ 29,272
                                                        ========

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.   Notes Payable

     The Company's notes payable consisted of the following (amounts in thousands):

                                                                                    December 31,
                                                         Interest Rate at   -------------------------
                Debt                    Maturity Date   December 31, 2003      2003           2002
-------------------------------------   -------------   -----------------   -----------   -----------
General Electric Capital Real Estate    December 2006*  LIBOR + 2.90%       $ 106,078      $ 264,160
Nomura Loan                             February 2027       8.035%             64,666         65,458
Other Mortgage Loans
        Washington Mutual               March 2004      LIBOR + 2.05%           7,906          8,037
        Provident                       March 2004      LIBOR + 2.00%           6,905          6,959
        Welks Fargo                     January 2004        7.28%              16,104         16,372
        IDS Life Insurance              N/A                 8.50%                 -            4,623
        Seller Financing                N/A                10.50%                 -            2,750
                                                                            ---------      ---------
                                                                            $ 201,659      $ 368,359
                                                                            =========      =========

     * - A term sheet was signed effective January 20, 2024 extending the maturity date of this loan through December 31, 2006 (Refer to Note 11).

     In June 2001, the Company obtained a loan with General Electric Capital Real Estate (the "Portfolio Loan") which requires monthly payments of interest until maturity. The principal balance, along with any accrued, unpaid interest is due at maturity in June 2004. The Nomura Loan requires monthly payments of principal and interest until maturity in February 2027. The Nomura Loan includes prepayment restrictions that do not allow for prepayment of the note until February 11, 2007 with the exception of sales of individual properties collateralizing the loan. The Company has begun dialogue with the special servicer of the Nomura Loan to discuss various forms of debt relief. There can be no assurance of the outcome of these discussions.

     The 30-day LIBOR rate was 1.12%, 1.38% and, 1.88%, respectively, on December 31, 2003, 2002 and 2001.

     In connection with the disposition of any property, the Company is required to remit to the lender the sold property's outstanding loan balance. For properties collateralized by the Portfolio Loan and Nomura Loan, the Company is required to remit, in addition to that property's allocated loan amount, a release premium, as defined, which is then applied to reduce the outstanding balance of the remaining loan.

     At December 31, 2003, the property collateralizing the Provident loan is classified as held for sale. Upon the sale of the property held for sale, the outstanding balance under this loan will be paid in full.

     As of December 31, 2003 and 2002, the Company was in compliance with the terms of covenants under all loan agreements.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Notes Payable (continued)

     The aggregate maturities for the Company's notes payable obligations for each of the next five years and thereafter are as follows, after considering the extension of the Portfolio Loan maturity (amounts in thousands):

                                                                      Other
      For the Years                         Portfolio     Nomura     Mortgage
     Ended December 31,           Total       Loan         Loan       Loans
     ------------------         ---------   ---------   ---------   ---------

     2004                       $  16,943   $   1,000   $     844   $  15,099
     2005                           1,240         -           931         309
     2006                         106,420     105,078       1,010         332
     2007                           1,452         -         1,095         357
     2008                           1,558         -         1,174         384
     Thereafter                    74,046         -        59,612      14,434
                                ---------   ---------   ---------   ---------
     Total                      $ 201,659   $ 106,078   $  64,666   $  30,915
                                =========   =========   =========   =========


     In July 2001, the Company entered into an interest rate protection agreement (the "Cap") at a cost of $1,780,000, which limits LIBOR exposure to 5.83% until June 2003 and 6.83% until June 2004 on $285,000,000 of debt. At December 31, 2003 and 2002, the fair market value of the Cap was approximately $0 and $13,000, respectively. The ineffective portion of the Cap's change in fair market value was recorded as an adjustment to interest expense of $812,654, $79,724 and $17,347 in 2003, 2002 and 2001,
     respectively. The effective portion of the Cap's change in fair market value, which was recorded as an adjustment to accumulated other comprehensive loss during 2003, 2002 and 2001, was ($1,102,893), $771,013 and $525,560. An affiliate of the Whitehall Members is the counterparty under the Cap.

7.   Transactions with Affiliates

     As discussed in Note 1, WP performs management services for the Company. The Company pays WP an administrative cost and expense management fee equal to 0.93% of an agreed upon initial aggregate asset value of the Company's real estate assets. The fee will be reduced six months after any asset is sold pursuant to an agreed upon formula. The Company incurred an aggregate of $4,603,582, $5,826,131 and $6,421,577 in 2003, 2002 and 2001,
     respectively, related to these fees.

     The Company also pays WP for construction management, development and leasing based upon a schedule of rates in each geographic area in which the Company operates. The Company incurred an aggregate of $1,925,072, $816,966 and $897,730 in 2003, 2002 and 2001, respectively, related to these services. These amounts have been capitalized as part of real estate assets.

     WP currently leases space at one building owned by the Company and at three buildings previously owned by the Company, one of which was sold in 2001, and two of which were sold in 2003. The building expenses, net of rental income under the leases with WP, were capitalized for the years ended December 31, 2003 and 2002, as these properties were under development. Rental income under these leases was approximately $219,864 for the year ended December 31, 2001.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Transactions with Affiliates (continued)

     Affiliates of the Whitehall Members provide debt placement, environmental and insurance services for the Company. The Company incurred $691,126, $849,583 and $3,182,139 in 2003, 2002 and 2001, respectively, for these services.

     Affiliates of the Saracen Members perform property management services for certain assets of the Company, which amounted to approximately $252,000, $267,000 and $337,000, respectively, for the years ended December 31, 2003, 2002 and 2001. Pursuant to an asset management agreement that was terminated in 1999, the Company agreed to pay the Saracen Members $1,000,000 in January 2004, plus quarterly interest at 10% per annum paid currently. This liability is included in accrued expenses and other liabilities in the accompanying balance sheets as of December 31, 2003.

     Affiliates of the Saracen Members lease space at one building. Revenue related to these leases for the years ended December 31, 2003, 2002 and 2001, totaled $49,014, $46,895 and $47,258, respectively.

     At December 31, 2003 and 2002 the Company had approximately $1,094,000 and $735,000, respectively payable to its Members or their affiliates. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     See Notes 1, 6 and 10 for additional related party interest information.

8.   Discontinued Operations

     As of December 31, 2003, the Company has one property totaling 145,000 square feet (unaudited) which is classified as held for sale. As of December 31, 2002, the Company had ten properties totaling 1,122,000 square feet (unaudited) which were being held for sale. Consistent with SFAS No. 144, the results of operations of the properties held for sale are reported separately as discontinued operations for the years ended December 31, 2003, 2002 and 2001. Assets anticipated to be sold attributable to the property held for sale have been classified separately in the Company's balance sheets, and are summarized as follows (amounts in thousands):


                                                     December 31,
                                                ------------------------
                                                    2003         2002
        ASSETS                                  -----------   ----------
        Net real estate                         $   11,980    $ 171,129
        Accounts receivable                            358        2,011
                                                ----------    ---------
        Total assets held for sale              $   12,338    $ 173,140
                                                ==========    =========

     In conjunction with the expected sale of the property classified as held for sale at December 31, 2003, the Company will be required to pay off the outstanding loan balance related to the property. The outstanding loan balance at December 31, 2003 is approximately $6,905,000. The outstanding loan balance at December 31, 2002 related to the assets held for sale was $146,143,000. As a result of stipulated release premiums, the total principal payments related to assets sold during 2003 were $165,455,000.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Discontinued Operations (continued)

     Revenues attributable to the properties held for sale for the years ended December 31, 2003, 2002 and 2001 were $6,006,003, $28,181,439 and
     $26,124,604, respectively.

     The Company sold the following properties ($ in thousands):


                                             Years Ended December 31,
                                        ---------------------------------
                                          2003         2002       2001
                                        ---------   ---------   ---------
        Number of properties                   11           1          11
                                        =========   =========   =========
        Net sales proceeds              $ 170,510   $   4,231   $ 139,305
                                        =========   =========   =========
        (Gain)/loss on sales            $   9,297   $    (259)  $  27,336
                                        =========   =========   =========

9.   Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, interest rate protection agreements and notes payable. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. The fair values of the interest rate derivative instruments are the amount at which they could be settled, based on estimates obtained from the sellers. The carrying values of certain of the notes payable approximate fair values because such debt consists of variable rate debt that reprices frequently. The fair value of the fixed rate debt approximates $86,110,000 compared to a book value of approximately $80,770,000 as of December 31, 2003, based upon various market data analysis.

     The fair value calculation of the fixed rate debt is based upon an assumption that the Nomura Loan will be paid off in February 2007 when the stipulated prepayment restrictions expire. The calculation also assumes that the other fixed rate debt outstanding owed to Wells Fargo will be assumed by the buyer when the properties collateralizing the debt are sold. The properties are planned to be sold in 2007.

10.  Commitments and Contingencies

     As of December 31, 2003, the Company has an obligation to perform certain repair and maintenance items at a property pursuant to the terms of the sale of the property, which occurred in 2001. These items were estimated to be approximately $250,000 and $518,000 at December 31, 2003 and 2002, respectively. These amounts are included in accrued expenses and other liabilities in the accompanying balance sheets.

     The Company has agreed to maintain certain tax indemnities through 2007, for the Saracen Members, relating to assets acquired from the Saracen Members in 1998. The Company regularly evaluates the probability of having to fund amounts associated with these tax indemnities and accrues expected payments that are probable. As of December 31, 2003, the Company has not recorded an accrual related to these tax indemnities. The Company will continue to monitor future asset sales and debt levels with respect to these tax indemnities.

     As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2003, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's financial condition, results of operations or cash flows in the future.

               WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Commitments and Contingencies (continued)

     From time to time, legal actions are brought against the Company in the ordinary course of business. Although there can be no assurance, the Company is not a party to any legal action that would have a material adverse effect on the Company's financial condition, results of operations or cash flows in the future.

11.  Subsequent Event

     On January 20, 2004, the Company signed a commitment letter with General Electric Capital Corporation which modifies certain terms of the existing Portfolio Loan. Among other modifications, the maturity date will be extended from June 30, 2004 to December 31, 2006. The interest rate on the Portfolio Loan will increase from LIBOR + 2.90% to LIBOR + 3.25%, subject to a floor of 4.35%. The Company will extend the existing interest rate cap for two years through December 31, 2006. The Company will be required to pay a commitment fee, due at closing, in the amount of $610,391 and make a $1,000,000 principal payment on the existing loan amount. The total loan commitment is $122,078,131 which includes $17,000,000 for future tenant improvements, leasing commissions and capital improvements, subject to certain lender restrictions. Final closing of the executed loan agreements is expected to occur prior to March 31, 2004.

                           Second Holding Company, LLC

                       Consolidated Financial Statements

Years ended December 31, 2003, 2002, and 2001 with Independent Auditors' Report

                           SECOND HOLDING COMPANY, LLC
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.

Independent Auditors' Report.............................................. F-66

Consolidated Balance Sheets............................................... F-67

Consolidated Statements of Income......................................... F-68

Consolidated Statements of Members' Equity................................ F-69

Consolidated Statements of Cash Flows..................................... F-70

Notes to Consolidated Financial Statements................................ F-71

                          INDEPENDENT AUDITORS' REPORT


The Board of Managers
Second Holding Company, LLC:

We have audited the consolidated balance sheets of Second Holding Company, LLC and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Second Holding Company, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP


Chicago, Illinois
February 13, 2004

                           SECOND HOLDING COMPANY, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        December 31
                                          -----------------------------------
                                                2003                 2002
                                          --------------        -------------
 Assets

 Cash and cash equivalents                $   133,389           $    16,876
 Investments                                1,744,282             1,785,758
 Interest receivable                            7,109                12,252
 Prepaid expenses and other assets             19,139                25,210
                                          ------------          ------------
     Total assets                         $ 1,903,919           $ 1,840,096
                                          ============          ============


 Liabilities and Members' Equity

 Medium-term notes, net of unamortized
    discount and debt issuance costs:
    $2,341 in 2003 and $2,568 in 2002     $ 1,722,663           $ 1,552,945
 Long-term debt, net of unamortized
    debt issuance costs: $1,858 in
    2003 and $2,137 in 2002                   115,038               169,988
 Interest payable                               6,272                10,917
 Other liabilities                              2,253                50,336
                                           -----------          ------------
     Total liabilities                      1,846,226             1,784,186

 Members' equity                               57,693                55,910
                                           -----------          ------------


     Total liabilities
      and members' equity                 $ 1,903,919           $ 1,840,096
                                          ============          ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                           SECOND HOLDING COMPANY, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)


                                                                      For the Years Ended
                                                                          December 31
                                                      --------------------------------------------------
                                                           2003              2002               2001
                                                      -------------      -------------       ------------
Revenue:
  Interest                                              $  42,339          $  41,802          $  30,528
                                                      -------------      -------------       ------------
Total revenue                                              42,339             41,802             30,528
                                                      -------------      -------------       ------------

Expenses:
  Interest                                                 32,391             35,594             28,017
  Fees to affiliates                                        3,153              2,308              1,117
  Liquidity fees                                              662                690                690
  Rating agency and other debt related fees                   868                705                319
  Other                                                       222                191                296
                                                      -------------      -------------       ------------
Total expenses                                             37,296             39,488             30,439
                                                      -------------      -------------       ------------

Net income                                              $   5,043          $   2,314          $      89
                                                      =============      =============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                           SECOND HOLDING COMPANY, LLC
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (in thousands)

                                              Undistributed  Undistributed
                                               net income     net income
                                  Capital       Class A         Class C         Total*
                                -----------   -------------  -------------   -----------

Balance - December 31, 2000      $  51,128      $   3,364      $       -      $  54,492

Net income                               -             89              -             89
                                -----------     ----------     ----------    -----------

Balance - December 31, 2001      $  51,128      $   3,453      $       -      $  54,581
                                -----------     ----------     ----------    -----------

Distributions                            -           (694)          (291)          (985)
Net income                               -          1,433            881          2,314
                                -----------     ----------     ----------    -----------

Balance - December 31, 2002      $  51,128      $   4,192      $     590      $  55,910
                                -----------     ----------     ----------    -----------

Distributions                            -         (1,226)        (2,034)        (3,260)
Net income                               -          3,210          1,833          5,043
                                -----------     ----------     ----------    -----------

Balance - December 31, 2003      $  51,128      $   6,176      $     389      $  57,693
                                ===========     ==========     ==========    ===========

*Balance by share class at December 31 is as follows:

                                    2003           2002
                                -----------     -----------
                Class A:            57,300         55,316
                Class B:                 4              4
                Class C:               389            590
                Class D:                 -              -
<

                   The accompanying notes are an integral part of these consolidated financial statements.

                           SECOND HOLDING COMPANY, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      For the Years Ended
                                                                          December 31
                                                      --------------------------------------------------
                                                           2003              2002                2001
                                                      -------------      -------------       ------------
Cash flows from operating activities:
 Net income                                             $   5,043          $  2,314           $      89
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Amortization of discount and debt issuance costs         1,446             1,312               1,488
   Changes in:
    Interest receivable                                     5,143            (5,965)             (1,528)
    Prepaid expenses and other assets                         356            (2,470)                (89)
    Interest payable                                       (4,645)            5,320              (1,550)
    Other liabilities                                       1,893               119                (188)
                                                        ----------        ----------          ----------
Net cash provided by (used in) operating
 activities                                                 9,236               630              (1,778)
                                                        ----------        ----------          ----------

Cash flows from investing activities:
 Investment purchases                                    (234,575)         (880,529)           (734,962)
 Proceeds from investment principal
  payments and calls                                      226,051            71,224              37,492
                                                        ----------        ----------          ----------
Net cash used in investing activities                      (8,524)         (809,305)           (697,470)
                                                        ----------        ----------          ----------

Cash flows from financing activities:
 Net change in commercial paper                                 -           (58,770)             58,035
 Proceeds from issuance of medium-term notes              169,061           808,922             644,609
 Repayment of long-term debt                              (50,000)             (103)                (45)
 Distributions                                             (3,260)             (985)                  -
                                                        ----------        ----------          ----------
Net cash provided by financing activites                  115,801           749,064             702,599
                                                        ----------        ----------          ----------

Net increase (decrease) in cash and cash
 equivalents                                              116,513           (59,611)              3,351

Cash and cash equivalents - beginning of year              16,876            76,487              73,136
                                                        ----------        ----------          ----------

Cash and cash equivalents - end of year                 $ 133,389         $  16,876           $  76,487
                                                        ==========        ==========          ==========

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                $  66,468         $  70,438           $  75,682
                                                        ==========        ==========          ==========

Supplemental disclosure of non-cash
 investing activity -
  Trade date investment purchase                        $       -         $  50,000           $       -
                                                        ==========        ==========          ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                           SECOND HOLDING COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.   General Information

     Second Holding Company, LLC ("Second Holding"), is a Delaware limited liability company formed primarily to invest in special purpose companies that raise funds in the global capital markets and invest the proceeds in asset-backed and other fixed income obligations.

     The consolidated financial statements include the accounts of Second Holding and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     The equity of Second Holding consists of four classes of interests. In January 2002, the holders of the class A and class C interests agreed to amend the terms on which Second Holding's income is allocated and distributions are made among these two classes. Net income is allocated among class A, B, C, and D interests based on a contractual formula agreed to by 100% of holders of interests. Through December 31, 2003, based on this formula, class B and D have not been allocated any portion of net income. In the event of a liquidation, any funds remaining after all obligations have been satisfied and any net income realized upon such liquidation has been allocated and distributed, will be allocated to holders of interests proportional to the balances of their capital accounts.

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     Second Holding maintains its accounting records on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     Cash Equivalents

     Marketable investments that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

     Investments

     Investments are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2003, and 2002, investments are classified as held-to-maturity and are carried at amortized cost. Interest income is recognized on the accrual basis, based upon contractual terms of the respective assets. Investments are recorded on a trade date basis.

     Amortization of Premium/Discount

     Premiums and discounts on investments are amortized to interest income using the effective interest method over the life of the related financial instrument. Discounts on commercial paper issued and medium-term notes payable are amortized to interest expense using the straight-line method over the life of the paper and debt. The amounts computed using this method are not materially different from the amounts that would be computed using the effective interest method.

                           SECOND HOLDING COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

     Derivative Hedging Instruments

     Derivative hedging instruments are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended. Second Holding, through its subsidiaries, utilizes interest rate swaps to offset market risks related to fluctuations in interest rates associated with certain assets and liabilities held by the subsidiaries. Second Holding does not utilize derivative instruments for non-hedging purposes.

     Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee at the inception of such guarantees for the obligations the guarantor has undertaken. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45, as required in fiscal year ending December 2003, did not have a material impact on Second Holding's financial position or results of operations.

     In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised in December 2003), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46(R)"). FIN 46(R) changes the method of determining whether certain entities, including securitization entities, should be included in the Company's consolidated financial statements. An entity is subject to FIN 46(R) and is called a Variable Interest Entity ("VIE") if it has (1) equity that is insufficient to permit it to finance its activities without additional subordinated financial support from other parties, or
     (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its Primary Beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns, or both. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". Second Holding is a private company and has elected to adopt FIN 46(R) for the year ended December 31, 2003. The adoption of FIN 46(R) did not have a material impact on the financial statements.

     Income Taxes

     Second Holding is organized as a limited liability company and is being taxed as a partnership under provisions of the Internal Revenue Code. Under this election, the liability for payment of Federal and state income taxes on Second Holding's earnings will be the responsibility of its members, rather than that of Second Holding.

     Debt Issue Costs

     Costs incurred in the issuance of debt are being amortized to interest expense using the straight-line method over a ten-year period ending in 2010.

                           SECOND HOLDING COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

3.   Commercial Paper Issued

     Second Holding, through one of its subsidiaries, issues commercial paper at prevailing market rates, with maturities less than 364 days. The commercial paper was rated A-1 and F-1 by Standard & Poor's Rating Services and Fitch Ratings, respectively. The following information in regard to commercial paper issued during the years ended was calculated using a daily weighted average (dollars in thousands):

                                                           2003          2002
                                                        ----------    ----------

     Average amount outstanding during the year          $  1,854     $  10,311
                                                        ==========    ==========

     Maximum month-end outstanding during the year       $    -       $  39,113
                                                        ==========    ==========

     Balance at December 31                              $    -       $    -
                                                        ==========    ==========

     Average yield - during the year                        1.36%        1.96%
                                                        ==========    ==========

4.   Debt Issued

     Second Holding, through one of its wholly owned subsidiaries, established a U.S. Medium-Term Note program that permits aggregate borrowings of up to $3.5 billion. The program ends in 2040, subject to ongoing compliance tests under the security agreement. The program is extendible with the consent of Second Holding and the rating agencies. The Notes are rated AAA by Standard & Poor's Rating Services and Fitch Ratings. Notes with a face amount of approximately $1,725 and $1,555 million were outstanding at December 31, 2003 and 2002, respectively, under the U.S. Medium-Term Note program.

     At December 31, 2003 and 2002, Second Holding, through one of its wholly owned subsidiaries, had Long-term debt outstanding with a principal amount of $100 million and $150 million, respectively. At December 31, 2003 and 2002, the fair value of the long-term debt is approximately $115 million and $170 million, respectively.

     The rates on the total debt issued ranged from 1.11% to 7.96% with a weighted average rate of 1.73% at December 31, 2003. The rates on the total debt issued ranged from 1.41% to 7.96% with a weighted average rate of 2.14% at December 31, 2002. At December 31, 2003, the maturities of the total debt issued are approximately $1,475 million in 2004 and $350 million in 2005 through 2010. Second Holding intends to repay obligations from cash and cash equivalents, collections on investments and from issuance of debt for a period of time extending beyond one year. Second Holding has sources of liquidity sufficient to provide for all payments on long-term debt in accordance with the terms of the documentation of the programs. Second Holding monitors and maintains the following sources of liquidity: committed lines, cash and cash equivalents and other liquid assets, uncommitted facilities and facilities to issue special debt, and amounts available under Second Holding's debt program.

5.   Derivative Instruments and Hedging Activities

     Second Holding, through its subsidiaries, utilizes interest rate swaps designated and qualifying as fair value hedging instruments to offset the fair value exposure related to fluctuations in interest rates. These interest rate swaps hedge financial instruments in which the rate of interest is fixed for the hedging period by providing for receipt of a fixed rate of interest, and payment of a floating rate of interest, eliminating fair value exposure. At December 31, 2003, a net increase in the fair value of these swaps of

                           SECOND HOLDING COMPANY, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

     approximately $16.9 million is reported in other assets, with a corresponding increase of approximately $16.9 million and $3 thousand reported in long-term debt and medium-term notes, respectively. At December 31, 2002, a net increase in the fair value of these swaps of approximately $22.6 million is reported in other assets, with a corresponding increase of approximately $22.1 million and $0.5 million reported in long-term debt and medium-term notes, respectively. This change in fair value is a non-cash item and is not reflected in the statement of cash flows. This change in fair value of the swaps, long-term debt, and medium-term notes does not affect net income, and will be eliminated over time as the swaps, long-term debt, and medium-term notes mature.

     Second Holding, through its subsidiaries, utilizes interest rate swaps designated and qualifying as cash flow hedging instruments to offset the variability in interest payments due to fluctuations in interest rates. These interest rate swaps hedge floating-rate financial instruments by providing for receipt of a floating rate of interest, and payment of a rate of interest which is fixed for the hedging period, eliminating the variability in cash flows. Due to the short hedging periods and the frequency of the interest rate repricings on these cash flow hedging instruments, the fair value of the interest rate swaps is zero. As such, the carrying amount of the swaps does not result in a financial statement impact.

     Second Holding, through its subsidiaries, utilizes, as counterparties, financial institutions with high credit quality, and as such, believes no significant counterparty credit risk exists on its derivative instruments.

6.   Liquidity Facility

     As of December 31, 2003 and 2002, a wholly owned subsidiary of Second Holding entered into a Liquidity Loan Agreement that permits the subsidiary to borrow up to $375 million and $400 million, respectively, from three financial institutions, two rated A-1+ and one rated A-1, at either the institution's prime rate of interest or the London Interbank Offered Rate (LIBOR). The subsidiary pays a quarterly commitment fee ranging from 0.15% to 0.175% per annum on the unused portion of the commitment. As of December 31, 2003 and 2002, there were no borrowings under the Liquidity Loan Agreement.

7.   Related Party Transactions

     Pursuant to compensation agreements with affiliates which Second Holding, through its subsidiaries, had engaged to perform services, Second Holding, through its subsidiaries, had incurred approximately $3.2 million, $2.3 million, and $1.1 million in fees during the years ended December 31, 2003, 2002 and 2001, respectively. Fees are paid based on a percentage of the subsidiaries' average daily assets. At December 31, 2003 and 2002, Second Holding had $264 thousand and $254 thousand, respectively, in fees payable to affiliates.

8.   Fair Value of Financial Instruments

     At December 31, 2003 and 2002, the carrying amounts for cash and cash equivalents, investments, interest receivable, medium-term notes payable and interest payable approximate fair value due to the variable interest terms inherent in these financial instruments and/or their short-term nature.

                WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                             (amounts in thousands, except square footage and units)

                                                                                                                        Cost
                                                                                      Initial Cost                  Capitalized
                                           Units/                       ---------------------------------------      Subsequent
                      Date        Year     Square      Depreciable                    Building and                       to
  Description       Acquired     Built      Feet          Life            Land        Improvements       Total      Acquisition
----------------    --------     -----     ------      -----------      -------       ------------    ---------     -----------

Blue Ridge -         Dec-
   Denver, CO...     1997        1997        456       27.5 yrs         $ 5,225       $ 36,339        $ 41,564      $429

Red Canyon -         Nov-
   Denver, CO...     1998        1998        304       27.5 yrs           5,060         28,844          33,904        36

Green River -        Dec-
   Denver, CO...     2001        2001        424       27.5 yrs           8,451         47,889          56,340        10

                     Nov-
Other...........     2003        N/A          --       Various               --             10              10        --
                                           -----                        -------       --------        --------      ----
Total...........                           1,184                        $18,736       $113,082        $131,818      $475
                                           =====                        =======       ========        ========      ====



                                 Total Cost
                     ----------------------------------
                                Building and                Accumulated
  Description        Land       Improvements   Total       Depreciation     Encumbrance
----------------     -------    ------------   --------    ------------     -----------

Blue Ridge -
   Denver, CO...     $ 5,225    $ 36,768       $ 41,993    $ (8,101)        $31,945  (A)

Red Canyon -
   Denver, CO...       5,060      28,880         33,940      (5,368)         25,294  (A)

Green River -
   Denver, CO...       8,451      47,899         56,350      (3,305)         39,586  (A)

Other...........          --          10             10          (1)            --
                     -------    --------       --------    --------        -------
Total...........     $18,736    $113,557       $132,293    $(16,775)       $96,825
                     =======    ========       ========    ========        =======


(A) Encumbrance balances exclude the Palomino Park Bonds. The balance of the Palomino Park Bonds was $12,680 at December 31, 2003. The Palomino Park Bond collateral includes Blue Ridge, Red Canyon and Green River operational phases, as well as the undeveloped Gold Peak land.

The following is a reconciliation of real estate assets and accumulated depreciation:

(amounts in thousands)

                                       For the Years Ended December 31,
                                 ------------------------------------------
                                    2003             2002            2001
                                 ---------        ---------       ---------
Real Estate
   Balance at beginning
      of period.............     $136,723         $154,116        $120,104
   Additions:
      Acquisitions and
         transfers from
         construction in
         progress...........           --               --          56,340
      Capital improvements..           20              461             137
                                 --------         --------        --------
                                  136,743          154,577         176,581
   Less:
      Reclassified costs to
         residential units
         held available
         for sale...........       (4,450)         (17,854)             --
      Cost of real estate
         sold...............           --               --         (22,465)
                                 --------         --------        --------
   Balance at end of
      period................     $132,293 (A)     $136,723        $154,116
                                 ========         ========        ========

Accumulated Depreciation
   Balance at beginning
      of period.............     $ 12,834         $  9,386        $  7,761
   Additions:
      Charged to operating
         expense............        4,354            4,398           3,066
                                 --------         --------        --------
                                   17,188           13,784          10,827
    Less:
      Accumulated
         depreciation on
         costs reclassified
         to residential units
         held for sale......         (413)            (950)             --
      Accumulated
         depreciation on real
         estate sold........           --               --          (1,441)
                                 --------         --------        --------
    Balance at end
      period................      $16,775 (A)     $ 12,834        $  9,386
                                 ========         ========        ========

-----------------------------

(A) The aggregate depreciated cost for federal income tax purposes was approximately $7,600,000 less at December 31, 2003.