Form 10-Q
period 2004-03-31
WELLSFORD REAL PROPERTIES INC
filed 2004-05-06
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2004

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917

Wellsford Real Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)

535 Madison Avenue, New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 838-3400

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
The number of the registrant’s shares of common stock outstanding was 6,459,738 as of May 4, 2004 (including 169,903 shares of class A-1 common stock).

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate assets, at cost:
Land	$18,735,969	$18,735,969
Buildings and improvements	113,556,952	113,556,952

	132,292,921	132,292,921
Less:
Accumulated depreciation	(17,838,646)	(16,774,867)

	114,454,275	115,518,054
Residential units available for sale	7,573,424	9,235,970
Land held for development	5,901,891	5,828,453

	127,929,590	130,582,477
Note receivable	2,064,000	3,096,000
Asset held for sale	2,353,889	2,334,535
Investment in joint ventures	48,903,368	53,759,723

Total real estate and investments	181,250,847	189,772,735

Cash and cash equivalents	53,333,545	55,377,515
Restricted cash and investments	10,592,045	10,210,405
Investments in U.S. Government securities	29,920,017	27,516,211
Prepaid and other assets	2,702,768	2,950,260

Total assets	$277,799,222	$285,827,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$109,140,825	$109,504,562
Junior subordinated debentures	25,775,000	--
Accrued expenses and other liabilities, including the liability for
deferred compensation of $10,167,267 and $9,748,487	15,356,115	16,283,419
Liabilities attributable to assets held for sale	280,836	317,486

Total liabilities	150,552,776	126,105,467

Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely 8.25%
junior subordinated debentures of Wellsford Real Properties, Inc.
("Convertible Trust Preferred Securities")	--	25,000,000

Minority interests	3,408,130	3,447,615

Commitments and contingencies

Shareholders' equity: Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, 98,825,000 shares authorized, $.02 par value per share - 6,288,947 and 6,286,091 shares issued and outstanding	125,779	125,722
Class A-1 common stock, 175,000 shares authorized, $.02 par value per share - 169,903 shares issued and outstanding	3,398	3,398
Paid in capital in excess of par value	162,788,306	162,736,723
Retained earnings (deficit)	(32,761,129)	(25,242,236)
Accumulated other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture investment, net of income tax benefit	(18,904)	(50,429)
Treasury stock, 305,249 and 305,249 shares	(6,299,134)	(6,299,134)

Total shareholders' equity	123,838,316	131,274,044

Total liabilities and shareholders' equity	$277,799,222	$285,827,126

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
REVENUES
Rental revenue	$3,360,264	$3,914,109
Revenue from sales of residential units	2,286,216	1,196,000
Interest revenue	249,651	958,043
Fee revenue	270,603	565,398

Total revenues	6,166,734	6,633,550

COSTS AND EXPENSES
Cost of sales of residential units	1,914,525	1,054,754
Property operating and maintenance	1,073,955	971,050
Real estate taxes	355,766	330,995
Depreciation and amortization	1,137,621	2,226,216
Property management	83,115	77,923
Interest:
Mortgage notes payable	1,661,320	1,585,087
Junior subordinated debentures	540,938	--
General and administrative	1,813,132	1,510,203

Total costs and expenses	8,580,372	7,756,228

(Loss) income from joint ventures	(5,091,593)	2,585,215

(Loss) income before minority interest, income taxes, accrued distributions and amortization of costs on Convertible Trust
Preferred Securities and discontinued operations	(7,505,231)	1,462,537

Minority interest benefit (expense)	39,485	(5,775)

(Loss) income before income taxes, accrued distributions and amortization of costs on Convertible Trust Preferred Securities
and discontinued operations	(7,465,746)	1,456,762

Income tax expense	40,000	681,000

(Loss) income before accrued distributions and amortization of costs on Convertible Trust Preferred Securities and discontinued
operations	(7,505,746)	775,762

Accrued distributions and amortization of costs on Convertible Trust Preferred Securities, net of income tax benefit of $180,000	--	344,954

(Loss) income from continuing operations	(7,505,746)	430,808

(Loss) income from discontinued operations, net of income tax expense of $0 and $23,000, respectively	(13,147)	45,474

Net (loss) income	$(7,518,893)	$476,282

Per share amounts, basic and diluted:
(Loss) income from continuing operations	$(1.16)	$0.06
(Loss) income from discontinued operations	--	0.01

Net (loss) income	$(1.16)	$0.07

Weighted average number of common shares outstanding:
Basic	6,457,531	6,452,092

Diluted	6,457,531	6,452,691

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,518,893)	$476,282
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share of impairment charge from investment in joint venture	6,759,007	--
Depreciation and amortization	1,146,950	2,292,720
Amortization of deferred compensation	--	88,166
Net amortization of premiums/discounts on U.S. Government
securities	5,569	--
Distributions (less than) joint venture income	(1,493,658)	(1,757,891)
Undistributed minority interest (benefit) expense	(39,485)	5,775
Shares issued for director compensation	16,000	24,000
Value of option grants for director compensation	32,814	--
Changes in assets and liabilities:
Restricted cash and investments	(381,640)	34,494
Residential units available for sale	1,662,546	891,142
Assets held for sale	(19,354)	53,840
Prepaid and other assets	207,414	832,013
Accrued expenses and other liabilities	(960,118)	(1,504,944)
Liabilities attributable to assets held for sale	(36,650)	88,499

Net cash (used in) provided by operating activities	(619,498)	1,524,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in land held for development	(73,438)	--
Investments in joint ventures and other entities:
Return of capital	354,438	--
Purchase of U.S. Government securities	(2,409,375)	--
Repayments of notes receivable	1,032,000	516,000

Net cash (used in) provided by investing activities	(1,096,375)	516,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes payable	--	40,000,000
Deferred financing costs	--	(326,881)
Repayments of mortgage notes payable	(363,737)	(38,355,185)
Proceeds from option exercises	35,640	--

Net cash (used in) provided by financing activities	(328,097)	1,317,934

Net (decrease) increase in cash and cash equivalents	(2,043,970)	3,358,030

Cash and cash equivalents, beginning of period	55,377,515	38,581,841

Cash and cash equivalents, end of period	$53,333,545	$41,939,871

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, including amounts capitalized of $6,851 in 2004	$2,180,616	$1,603,376

Cash paid during the period for income taxes, net of tax refunds	$167,714	$19,823

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income; share of unrealized income on interest rate protection contract purchased by joint venture investment, net of tax	$31,525	$129,153

The effect of deconsolidating $25,000,000 of Convertible Trust Preferred Securities and recording $25,775,000 of junior subordinated debentures and joint venture related investment	$775,000

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Organization and Business

Wellsford Real Properties, Inc. (and subsidiaries, collectively the “Company”) was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the “Trust”). On May 30, 1997, the Trust merged (the “Merger”) with Equity Residential Properties Trust (“EQR”). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all the outstanding shares of the Company owned by the Trust (the “Spin-off”). On June 2, 1997, the Company sold 6,000,000 shares of its common stock in a private placement to a group of institutional investors at $20.60 per share, the Company’s then book value per share.

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units (“SBUs”) within which it executes its business plan: (i) Commercial Property Investments which are held in the Company’s subsidiary, Wellsford Commercial Properties Trust (“WCPT”), through its ownership interest in Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”); (ii) Debt and Equity Investments – Wellsford Capital SBU; and (iii) Property Development and Land Investments – Wellsford Development SBU.

During March 2004, the Company’s Board of Directors authorized and retained the investment banking firm of Lazard Fréres & Co. LLC to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. These may include a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent. There is no assurance as to which of the aforementioned alternatives may occur.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company’s proportionate share of the investment’s income (loss), additional contributions or distributions. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

The accompanying consolidated financial statements include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Such financial statements have been prepared using the historical basis of the assets and liabilities and the historical results of operations related to the Company’s assets and liabilities.

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004. The results of operations and cash flows for the three months ended March 31, 2004 and 2003 are not necessarily indicative of a full year results.

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

Recently Issued Pronouncements. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the period ending after December 15, 2003 for variable interest entities in which the Company held an interest before February 1, 2003. The Company has two variable interest entities, one of which is consolidated and the other which is not under the provisions of FIN 46.

During the quarter ended March 31, 2004, based on the provisions of FIN 46, the Company was required to deconsolidate the entity which issued the Convertible Trust Preferred Securities. The provisions of FIN 46 do not allow for a reclassification of prior period presentations to conform with the current period presentation. As a result of deconsolidation, the Company recorded its $775,000 voting equity interest in WRP Convertible Trust I as an investment in joint ventures and included in interest revenue approximately $16,000 during the three months ended March 31, 2004. WRP Convertible Trust I holds $25,775,000 of 8.25% junior subordinated debentures (the “Debentures”) of the Company, which is included in total liabilities at March 31, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation. The expense of $541,000 for the Debentures and related cost amortization is included in interest expense for the three months ended March 31, 2004. The expense in the prior period is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. The interest revenue and the additional interest expense on the $775,000 increase to both assets and liabilities of the Company have an offsetting impact within the statement of operations and does not change net (loss) income for the period as revenue on the investment accrues at the same rate as on the Debentures. There is no impact on the cash flows of the Company upon adoption.

Reclassification. Amounts in certain accounts in the Consolidated Balance Sheets, Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and certain tables in the footnote disclosures have been reclassified to conform to the current period presentation, primarily from the presentation requirements for assets classified as held for sale during 2003.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

As previously reported in Footnote 15 of the Company’s Consolidated Financial Statements and Notes included in the annual report on Form 10-K for the year ended December 31, 2003, previously reported income and per share amounts in the Consolidated Statement of Operations for the three months ended March 31, 2003 were adjusted to reflect adjustments subsequently recorded by Wellsford/Whitehall as follows:

Income (loss) from joint ventures as previously reported	$3,125,472
Adjustment	(540,257)

Income (loss) from joint ventures as adjusted	$2,585,215

Net income (loss) as previously reported	$832,539
Adjustment	(356,257)

Net income (loss) as adjusted	$476,282

Net income (loss) per share as previously reported	$0.13
Adjustment	(0.06)

Net income (loss) per share as adjusted	$0.07

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

3.     Segment Information

The Company's operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:

(amounts in thousands)
	Commercial Property Investments	Debt and Equity Investments	Development and Land Investments	Other*	Consolidated
March 31, 2004
Investment properties:
Real estate held for investment, net	$--	$435	$119,922	$--	$120,357
Residential units available for sale	--	--	7,573	--	7,573

Real estate, net	--	435	127,495	--	127,930
Note receivable	--	2,064	--	--	2,064
Asset held for sale**	--	2,354	--	--	2,354
Investment in joint ventures	15,784	32,344	--	775	48,903
Cash and cash equivalents	--	8,465	288	44,581	53,334
Restricted cash and investments	--	--	425	10,167	10,592
U.S. Government securities	--	--	--	29,920	29,920
Prepaid and other assets	--	318	1,505	879	2,702

Total assets	$15,784	$45,980	$129,713	$86,322	$277,799

Mortgage notes payable	$--	$--	$109,141	$--	$109,141
Debentures	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	45	2,287	13,024	15,356
Liabilities attributable to asset
held for sale**	--	281	--	--	281
Minority interest	--	80	3,328	--	3,408
Equity	15,784	45,574	14,957	47,523	123,838

Total liabilities and shareholders' equity	$15,784	$45,980	$129,713	$86,322	$277,799

December 31, 2003

Investment properties:
Real estate held for investment, net	$--	$389	$120,957	$--	$121,346
Residential units available for sale	--	--	9,236	--	9,236

Real estate, net	--	389	130,193	--	130,582
Note receivable	--	3,096	--	--	3,096
Asset held for sale**	--	2,335	--	--	2,335
Investment in joint ventures	14,616	39,144	--	--	53,760
Cash and cash equivalents	--	6,635	551	48,192	55,378
Restricted cash and investments	--	--	462	9,748	10,210
U.S. Government securities	--	--	--	27,516	27,516
Prepaid and other assets	--	561	1,386	1,003	2,950

Total assets	$14,616	$52,160	$132,592	$86,459	$285,827

Mortgage notes payable	$--	$--	$109,505	$--	$109,505
Accrued expenses and other liabilities	--	41	2,815	13,427	16,283
Liabilities attributable to asset
held for sale**	--	317	--	--	317
Convertible Trust Preferred Securities	--	--	--	25,000	25,000
Minority interest	--	95	3,353	--	3,448
Equity	14,616	51,707	16,919	48,032	131,274

Total liabilities and shareholders' equity	$14,616	$52,160	$132,592	$86,459	$285,827

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, investment in WRP Convertible Trust I, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
**	Asset held for sale in the Debt and Equity Investments SBU is net of the remaining impairment reserve of $2,153 at March 31, 2004 and December 31, 2003.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial Property Investments	Debt and Equity Investments	Development and Land Investments	Other*	Consolidated
For the Three Months Ended March 31, 2004
Rental revenue	$--	$--	$3,360	$--	$3,360
Revenue from sales of residential units	--	--	2,286	--	2,286
Interest revenue	--	46	--	204	250
Fee revenue	--	225	--	46	271

Total revenues	--	271	5,646	250	6,167

Cost of sales of residential units	--	--	1,915	--	1,915
Operating expenses	--	15	1,497	--	1,512
Depreciation and amortization	--	43	1,079	16	1,138
Interest:
Mortgage notes payable	--	(6)	1,433	234	1,661
Debentures	--	--	--	541	541
General and administrative	--	4	--	1,809	1,813

Total costs and expenses	--	56	5,924	2,600	8,580

Income (loss) from joint ventures	1,136	(6,228)	--	--	(5,092)
Minority interest benefit	--	15	24	--	39

Income (loss) before income taxes and
discontinued operations	$1,136	$(5,998)	$(254)	$(2,350)	$(7,466)

(Loss) from discontinued operations
before income tax expense	$--	$(13)	$--	$--	$(13)

For the Three Months Ended March 31, 2003
Rental revenue	$--	$--	$3,914	$--	$3,914
Revenue from sales of residential units	--	--	1,196	--	1,196
Interest revenue	--	846	--	112	958
Fee revenue	--	226	(6)	345	565

Total revenues	--	1,072	5,104	457	6,633

Cost of sales of residential units	--	--	1,055	--	1,055
Operating expenses	--	--	1,379	--	1,379
Depreciation and amortization	1,095	2	1,111	18	2,226
Interest	--	--	1,510	75	1,585
General and administrative	--	10	--	1,500	1,510

Total costs and expenses	1,095	12	5,055	1,593	7,755

Income from joint ventures	2,145	440	--	--	2,585
Minority interest benefit	--	--	(6)	--	(6)

Income (loss) before income taxes,
accrued distributions and
amortization of costs on Convertible
Trust Preferred Securities and
discontinued operations	$1,050	$1,500	$43	$(1,136)	$1,457

Income from discontinued operations
before income tax expense	$--	$68	$--	$--	$68

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Commercial Property Investments – Wellsford/Whitehall

The Company’s commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”), private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”) and a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall as of March 31, 2004. The manager of the joint venture is a Goldman Sachs and Whitehall affiliate.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $15,784,000 and $14,616,000 at March 31, 2004 and December 31, 2003, respectively. The Company’s share of income from Wellsford/Whitehall was approximately $1,136,000 and $2,145,000 for the three months ended March 31, 2004 and 2003, respectively. The following table details the changes in the Company’s investment in Wellsford/Whitehall during the three months ended March 31, 2004:

Investment balance at January 1, 2004	$14,616,000
Contributions	--
Distributions	--
Share of:
(Loss) from continuing operations	(645,000)
Net gain from asset sale	1,672,000
Income from discontinued operations	131,000
Write-off of deferred debt costs and prepayment penalitites from debt pay-off upon sales of assets	(22,000)
Other comprehensive income	32,000

Investment balance at March 31, 2004	$15,784,000

The Company earned fees of approximately $46,000 and $345,000 during the three months ended March 31, 2004 and 2003, respectively, related to asset sales by Wellsford/Whitehall.

During the three months ended March 31, 2003, the Company recorded approximately $1,095,000 of amortization expense related to warrant costs for the Wellsford/Whitehall venture. As a result of impairment charges taken in the fourth quarter of 2003, the remaining unamortized costs were entirely written off at December 31, 2003.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

(amounts in thousands)

Condensed Balance Sheet Data	March 31, 2004	December 31, 2003
Real estate, net	$236,825	$236,143
Cash and cash equivalents	15,109	11,607
Assets held for sale	--	12,338
Other assets	16,178	17,032
Total assets	268,112	277,120
Notes payable	194,439	201,659
Member's equity	69,048	65,561
Accumulated other comprehensive loss	(97)	(194)

	For the Three Months Ended March 31,
Condensed Operating Data	2004	2003
Rental revenue	$9,019	$10,097
Interest and other income	1,037	637

Total revenues	10,056	10,734

Operating expenses	6,286	5,647
Depreciation and amortization	2,446	2,533
Interest	3,228	2,873
General and administrative	74	(154)

Total expenses	12,034	10,899

(Loss) income from continuing operations	(1,978)	(165)
Income from discontinued operations	403	1,745
Net gain from asset sales	5,130	7,864
Write-off of deferred debt costs and prepayment penalties
from debt pay-offs upon sales of assets	(68)	(2,841)

Net income	$3,487	$6,603

At March 31, 2004, Wellsford/Whitehall owns and operates 24 properties (including 16 office properties, five net-leased retail properties and three land parcels) totaling approximately 2,664,000 square feet of improvements, primarily located in New Jersey and Massachusetts. Wellsford/Whitehall completed the sale of a 145,000 square foot building in Columbia, Maryland, for $18,400,000. The sales proceeds after expenses and the repayment of $6,900,000 of related debt, amounted to approximately $10,500,000 which will be utilized by Wellsford/Whitehall for working capital purposes.

Wellsford/Whitehall executed an amended agreement with General Electric Capital Corporation (“GECC”) effective April 1, 2004, relating to the modification of the $106,000,000 loan (the “GECC Facility”). The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum, a principal paydown of $1,000,000 and a $17,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall is required to establish lock box arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility. The loan is collateralized by eight office properties in New Jersey and one in Massachusetts.

Since March 2004, Wellsford/Whitehall has not made a portion of its scheduled monthly debt service payments on the $64,000,000 non-recourse mortgage loan (“Nomura Loan”) which is collateralized by

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

six of the Boston properties owned by Wellsford/Whitehall. The manager of Wellsford/Whitehall has withheld these debt service payments and has met and continues to meet with the special servicer to present and discuss various potential debt term alternatives. The portion of the scheduled payments not being made relates to the amount by which the debt service due each month exceeds the aggregate rent receipts of the six properties, which are paid directly into a lockbox with the lender and are insufficient as a result of low occupancy at these properties. In addition to the debt service payment shortfalls, the special servicer has informed Wellsford/Whitehall that it also is in default for violation of certain other conditions of the loan agreement. As a result of the non-payment, additional default interest of 5% per annum is effective from March 10, 2004. The outcome of the loan restructuring negotiations and the impact on Wellsford/Whitehall or the Company’s investment cannot be determined at this time. Wellsford/Whitehall’s equity in the entity owning the six properties collateralizing the debt approximates $11,400,000 at March 31, 2004.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company’s share is 35%, or $2,800,000), however, there can be no assurance that this amount will be sufficient. At March 31, 2004, no amounts were advanced by either partner under this agreement.

A buy/sell agreement of equity interests between the Company and Whitehall can be exercised by either partner after December 31, 2003 with respect to the Wellsford/Whitehall venture (the “Buy/Sell Agreement”). The nature of the Buy/Sell Agreement allows for either the Whitehall funds as a group or the Company to provide notice that it intends to purchase the non-initiating partner’s interest at a specific price per unit. The non-initiating partner may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the Wellsford/Whitehall GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither partner has exercised its buy/sell right under the Buy/Sell Agreement.

Debt and Equity Investments – Wellsford Capital

At March 31, 2004, the Company had the following investments: (i) a direct debt investment of $2,064,000 which bore interest at 8.25% per annum during 2003 and has a maturity of December 31, 2005; (ii) approximately $25,554,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $22,678,000 in Second Holding Company, LLC (“Second Holding”), a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $2,876,000 in Clairborne Fordham Tower, L.L.C. (“Clairborne Fordham”), a company initially organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; (iv) a 49,000 square foot commercial property located in Philadelphia, Pennsylvania with a net book value of approximately $1,990,000; and (v) a $390,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Second Holding

The Company accounts for its investment in Second Holding on the equity method of accounting as its interests are represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company’s investment was approximately $22,678,000 and $29,167,000 at March 31, 2004 and December 31, 2003, respectively.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

The Company’s share of (loss) income from Second Holding was approximately $(6,321,000) and $351,000 for the three months ended March 31, 2004 and 2003, respectively. The loss in the first quarter 2004 is entirely due to a $13,230,000 impairment charge taken by Second Holding (of which the Company’s share was $6,759,000) related to its write-down of one of its investments to its deemed fair value as a result of an other than temporary decline in the market value of bonds and underlying aircraft collateral. The rating for this investment was downgraded to BBB+ from A- by Standard & Poor's during the first quarter of 2004. The balance of the impaired investment was $16,770,000 and $30,000,000 at March 31, 2004 and December 31, 2003, respectively.

The Company also earns management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon the total assets of Second Holding, amounted to approximately $225,000 and $220,000 for the three months ended March 31, 2004 and 2003, respectively.

The following table presents condensed balance sheets and operating data for Second Holding:

(amounts in thousands)
Condensed Balance Sheet Data	March 31, 2004	December 31, 2003
Cash and cash equivalents	$205,123	$133,389
Investments	1,607,941	1,744,282
Other assets (A)	178,858	26,248
Total assets	1,991,922	1,903,919
Medium-term notes (B)	1,822,658	1,722,663
Long-term debt (C) (D)	117,553	115,038
Total equity	44,608	57,693

	For the Three Months Ended March 31,
Condensed Operating Data	2004	2003
Interest	$9,459	$11,084

Total revenue	9,459	11,084

Interest expense	7,320	8,803
Fees and other	1,281	1,197
Impairment charge	13,230	--

Total expenses	21,831	10,000

Net (loss) income attributable to members (D)	$(12,372)	$1,084

(A)	Other assets include an interest rate swap asset with a fair value of $19,342 and $16,900 at March 31, 2004 and December 31, 2003, respectively.
(B)	At March 31, 2004, the net reported amount of medium-term notes includes the face amount of such notes of $1,825,000, offset by unamortized discounts and debt issuance costs of $2,342. At December 31, 2003, the net reported amount of medium-term notes included the face amount of such notes of $1,725,000, offset by net unamortized discounts and debt issuance costs of $2,337.
(C)	Long-term debt outstanding is a privately placed ten-year junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum with a face amount of $100,000 at March 31, 2004 and December 31, 2003. The effect of fair value adjustments for the long-term debt (which is primarily an offset to the fair value of the interest rate swap asset as described in (A) above) was $19,342 and $16,900 at March 31, 2004 and December 31, 2003, respectively, net of unamortized debt issuance costs.
(D)	The partner which was admitted in the latter part of 2000 (who is committed through April 2010 to provide an insurance policy, through one of its affiliates, for the payment of principal and interest for the junior subordinated bond-issue of $100,000 (see (C))) is entitled to 35% of net income, as defined by the operating agreement, while other partners, including the Company, share in the remaining 65%. The Company’s allocation of income is approximately 51.1% of the remaining 65%, however, the Company’s share of losses is approximately 51.1% of the total loss as this other partner does not participate in any losses of the venture except if any of its credit enhancement obligations is required to be paid.

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

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors (“PREI”), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago’s near northside (“Fordham Tower”). The Company, which has a 10% interest in Clairborne Fordham, fully funded its $3,400,000 share of the loan. The loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company may earn fees from PREI’s additional interest based upon certain levels of returns on the project. Such additional interest and fees had not been accrued by the Company or Clairborne Fordham through the maturity of the loan. The Company’s investment in the Clairborne Fordham venture is accounted for on the equity method.

The loan was not repaid at maturity and as of October 2003 an amended loan agreement was executed extending the loan to December 31, 2004. The amended terms provided for the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003, Clairborne Fordham will also participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Principal payments aggregating approximately $3,585,000 were made during the first quarter of 2004 (of which the Company’s share was $359,000) as a result of unit sales and other income generated by the project on the retail space and parking facility.

The Company and Clairborne Fordham have (i) concluded that their respective investment and loan balances are not impaired at March 31, 2004 and (ii) determined to recognize a portion of the additional interest over the expected remaining life of the loan. The Company’s share of income for the three months ended March 31, 2004 was approximately $93,000. The Company did not recognize any additional interest during the 2003 period, but earned contractual interest of $89,000 on the then outstanding loan balance. The Company’s equity investment in Clairborne Fordham was $2,876,000 and $3,186,000 at March 31, 2004 and December 31, 2003, respectively.

421 Chestnut Street

During April 2004, the Company sold the 421 Chestnut Street property for net proceeds of approximately $2,700,000. This asset was the last remaining asset from the Company’s 1998 acquisition of Value Property Trust.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Property Development and Land Investments – Wellsford Development

Palomino Park

At March 31, 2004, the Company had an 85.85% interest as managing owner in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as rental property. A 264 unit fourth phase has been converted into condominiums. Sales commenced in February 2001 and through March 31, 2004, the Company has sold 219 units. The land for the remaining fifth phase is being held for possible future development. The Company’s equity in Palomino Park is approximately $14,756,000 at March 31, 2004.

The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended March 31,		Project Totals
	2004	2003	From Inception
Number of units sold	10	5	219
Gross proceeds	$2,286,000	$1,196,000	$47,388,000
Principal paydown on Silver Mesa
Conversion Loan (A)	$--	$990,000	$32,000,000

(A)	The Silver Mesa Conversion Loan was prepaid fully during May 2003.

East Lyme

During March 2004, the Company entered into a contract to acquire a 144 acre parcel of land in East Lyme, Connecticut. The purchase price for the land is approximately $6,200,000, including a $200,000 refundable deposit made by the Company upon entering into the contract. The closing is conditioned upon obtaining building permits for 100 single family homes. The Company is in the process of negotiating an agreement with a home builder who would construct and sell these homes. The Company expects the purchase of the land to occur during the second quarter of 2004.

4.      Shareholders’ Equity

The Company did not declare or distribute any dividends for the three months ended March 31, 2004 and 2003, respectively.

The following table details the components of comprehensive (loss) income:

	For the Three Months Ended March 31,
	2004	2003
Net (loss) income	$(7,518,893)	$476,282
Share of unrealized income on interest rate
protection contract purchased by joint venture
investment, net of income tax expense	31,525	129,153

Comprehensive (loss) income	$(7,487,368)	$605,435

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Shareholders' Equity (continued)

During March 2004, the Company received a modification to the terms of the letter of credit with Commerzbank AG (the credit enhancer on the $12,680,000 of tax-exempt Palomino Park bonds) to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity under the terms of the letter of credit agreement. The Company is in compliance with the letter of credit agreement covenants at March 31, 2004.

5.     Share Option Plans

Pursuant to the provisions of SFAS No. 148, as described in Note 2, the pro forma net (loss) income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:

(amounts in thousands, except per share amounts)
	For the Three Months Ended March 31,
	2004	2003
Net (loss) income - as reported	$(7,519)	$476
Add stock option expense included in net (loss)
income as reported, net of tax	33	--
Deduct fair value expense for stock options, net
of tax	(55)	(41)

Net (loss) income - pro forma	$(7,541)	$435

Net (loss) income per common share, basic and diluted:
As reported	$(1.16)	$0.07

Pro forma	$(1.17)	$0.07

6.     Income Taxes

The income tax expense for the three months ended March 31, 2004 and 2003 results from the state and local taxes based upon income, minimum state and local taxes based upon capital and, in 2003, a provision for Federal income taxes.

Theincome tax benefit attributable to the Convertible Trust Preferred Securities in 2003 and the tax expense of discontinued operations during 2003 is based upon the expected Federal tax rates during such period.

WCPT was established in 1997 to qualify as a real estate investment trust (“REIT”) and to own the Company’s investment in Wellsford/Whitehall. WCPT has qualified as a REIT through December 31, 2003. During the first quarter of 2004, the Company determined that WCPT may no longer qualify for REIT status from non-qualifying income exceeding the maximum threshold due to sales of assets by Wellsford/Whitehall. As a result, the Company may be subject in the future to certain state taxes related to its interests in the operations of Wellsford/Whitehall. The Company does not believe that there will be a material impact to its operations or cash flows during 2004 as a result of not qualifying as a REIT.

7.     Earnings Per Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares. Diluted earnings per

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Earnings Per Share (continued)

common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and Convertible Trust Preferred Securities, if any.

The following table details the computation of earnings per share, basic and diluted:

	For the Three Months Ended March 31,
	2004	2003
Numerator:
(Loss) income from continuing operations	$(7,505,746)	$430,808
(Loss) income from discontinued operations, net of
income tax expense of $0 and $23,000, respectively	(13,147)	45,474

Net (loss) income	$(7,518,893)	$476,282

Denominator:
Denominator for net (loss) income per common share, basic
- weighted average common shares	6,457,531	6,452,092
Effect of dilutive securities:
Stock options	--	599
Convertible Trust Preferred Securities	--	--

Denominator for net (loss) income per common share,
diluted -weighted average common shares	6,457,531	6,452,691

Per share amounts, basic and diluted:
(Loss) income from continuing operations	$(1.16)	$0.06
(Loss) income from discontinued operations	--	0.01

Net (loss) income	$(1.16)	$0.07

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.

Business

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units (“SBUs”) within which it executes its business plan: (i) Commercial Property Investments which are held in the Company’s subsidiary, Wellsford Commercial Properties Trust (“WCPT”), through its ownership interest in Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”); (ii) Debt and Equity Investments - Wellsford Capital SBU; and (iii) Property Development and Land Investments - Wellsford Development SBU.

During March 2004, the Company’s Board of Directors authorized and retained the investment banking firm of Lazard Fréres & Co. LLC to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. These may include a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent. There is no assurance as to which of the aforementioned alternatives may occur.

Commercial Property Investments – Wellsford/Whitehall

The Company’s commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”), private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”) and a family based in New England. The Company had a 32.59% interest in Wellsford/Whitehall as of March 31, 2004. The manager of the joint venture is a Goldman Sachs and Whitehall affiliate.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $15,784,000 and $14,616,000 at March 31, 2004 and December 31, 2003, respectively. The Company’s share of income from Wellsford/Whitehall follows:

	For the Three Months Ended March 31,
	2004	2003
(Loss) from continuing operations	$(645,000)	$(54,000)
Income from discontinued operations	131,000	569,000
Net gain from asset sales	1,672,000	2,556,000
Write-off of deferred debt costs and prepayment penalties
from debt pay-offs upon sales of assets	(22,000)	(926,000)

Income from Wellsford/Whitehall	$1,136,000	$2,145,000

The Company earned fees of approximately $46,000 and $345,000 during the three months ended March 31, 2004 and 2003, respectively, related to asset sales by Wellsford/ Whitehall.

During the three months ended March 31, 2003, the Company recorded approximately $1,095,000 of amortization expense related to warrant costs for the Wellsford/ Whitehall venture. As a result of impairment charges taken in the fourth quarter of 2003, the remaining unamortized costs were entirely written off at December 31, 2003.

At March 31, 2004, Wellsford/Whitehall owns and operates 24 properties (including 16 office properties, five net-leased retail properties and three land parcels) totaling approximately 2,664,000 square feet of improvements, primarily located in New Jersey and Massachusetts. Wellsford/Whitehall completed the sale of a 145,000 square foot building in Columbia, Maryland, for $18,400,000. The sales proceeds after expenses and the repayment of $6,900,000 of related debt, amounted to approximately $10,500,000 which will be utilized by Wellsford/Whitehall for working capital purposes.

Debt and Equity Investments – Wellsford Capital

The Company, through the Debt and Equity Investments - Wellsford Capital SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related senior, junior or otherwise subordinated debt instruments and also in investment grade rated commercial mortgage backed securities and other asset-backed securities. The debt investments may be unsecured or secured by liens on real estate, liens on equity interests in real estate, pools of mortgage loans, or various other assets including, but not limited to, leases on aircraft, truck or car fleets, leases on equipment, consumer receivables, pools of corporate bonds and loans and sovereign debt, as well as interests in such assets or their economic benefits. Junior and subordinated loans and investments generally have the potential for high yields or returns more characteristic of equity ownership. They may include debt that is acquired at a discount, mezzanine financing, commercial mortgage-backed securities, secured and unsecured lines of credit, distressed loans, tax exempt bonds secured by real estate and loans previously made by foreign and other financial institutions. The Company believes that there are opportunities to acquire real estate debt and other debt, especially in the low or below investment grade tranches, at significant returns as a result of inefficiencies in pricing in the marketplace, while utilizing the expertise of both the Company and its joint venture partners to analyze the underlying assets and thereby effectively minimizing risk.

At March 31, 2004, the Company had the following investments: (i) a direct debt investment of $2,064,000 which bore interest at 8.25% per annum during 2003 and has a maturity of December 31, 2005; (ii) approximately $25,554,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $22,678,000 in Second Holding Company, LLC (“Second Holding”), a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $2,876,000 in Clairborne Fordham Tower, L.L.C. (“Clairborne Fordham”), a company initially organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; (iv) a 49,000 square foot commercial property located in Philadelphia, Pennsylvania with a net book value of approximately $1,990,000; and (v) a $390,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Development and Land Investments – Wellsford Development

The Company, through the Development and Land Investments - Wellsford Development SBU, engages in selective development activities as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities, it can achieve returns which are greater than returns that could be achieved by acquiring stabilized properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

At March 31, 2004, the Company had an 85.85% interest as managing owner in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as rental property. A 264 unit fourth phase has been converted into condominiums. Sales commenced in February 2001 and through March 31, 2004, the Company has sold 219 units. The land for the remaining fifth phase is being held for possible future development. The Company’s equity in Palomino Park is approximately $14,756,000 at March 31, 2004. Additionally, the Company made a $200,000 refundable deposit during March 2004 to acquire a 144 acre parcel of land in East Lyme, Connecticut.

Other Segment Information

The following table provides physical occupancy rates and gross leasable square footage/gross rentable units by SBU at each specified date:

	Commercial Property Investments (A)		Debt and Equity Investments (B)		Development and Land Investments (C)
	Physical Occupancy %	Gross Leasable Square Feet	Physical Occupancy %	Gross Leasable Square Feet	Physical Occupancy %	Gross Rentable Units
March 31, 2004	52%	2,664,000	48%	49,000	95%	1,184
December 31, 2003	69%	2,538,000	48%	49,000	88%	1,184
September 30, 2003	73%	2,206,000	48%	49,000	91%	1,184
June 30, 2003	73%	2,206,000	49%	175,000	87%	1,184
March 31, 2003	73%	2,346,000	58%	175,000	93%	1,184
December 31, 2002	76%	3,328,000	60%	175,000	95%	1,184

(A)	Occupancy % and Gross Leasable Square Feet exclude square feet for properties under renovation of 270,000 square feet at December 31, 2003 and 546,000 square feet at September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002. No properties were classified as under renovation at March 31, 2004.
(B)	Occupancy rate for the remaining asset acquired from Value Property Trust ("VLP") held in this SBU. This property was sold on April 30, 2004.
(C)	For the quarter ended March 31, 2004, the average concession was approximately 2.9 months of rent on a 12-month lease.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

Significant Accounting Policies Adopted During the Period

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the period ending after December 15, 2003 for variable interest entities in which the Company held an interest before February 1, 2003. The Company has two variable interest entities, one of which is consolidated and the other which is not under the provisions of FIN 46.

During the quarter ended March 31, 2004, based on the provisions of FIN 46, the Company was required to deconsolidate the entity which issued the Convertible Trust Preferred Securities. The provisions of FIN 46 do not allow for a reclassification of prior period presentations to conform with the current period presentation. As a result of deconsolidation, the Company recorded its $775,000 voting equity interest in WRP Convertible Trust I as an investment in joint ventures and included in interest revenue approximately $16,000 during the three months ended March 31, 2004. WRP Convertible Trust I holds $25,775,000 of 8.25% junior subordinated debentures (the "Debentures") of the Company, which is included in total liabilities at March 31, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation. The expense of $541,000 for the Debentures and related cost amortization is included in interest expense for the three months ended March 31, 2004. The expense in the prior period is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. The interest revenue and the additional interest expense on the $775,000 increase to both assets and liabilities of the Company have an offsetting impact within the statement of operations and does not change net (loss) income for the period as revenue on the investment accrues at the same rate as on the Debentures. There is no impact on the cash flows of the Company upon adoption.

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

The change in net (loss) income per share, basic and diluted from income in 2003 of $0.07 per share to a loss in 2004 of $(1.16) per share, is attributable to a current period loss of $(7,519,000), whereas in the 2003 period, the Company had income of $476,000. The results for the first quarter of 2004 were impacted by the Company's share of an impairment charge recorded by its Second Holding joint venture. The charge at the Second Holding level of $13,230,000 (of which the Company's 51% allocation is $6,759,000), relates to the write-down of one of its investments to its deemed fair value as a result of an other than temporary decline in the market value of the bonds and underlying aircraft collateral.

Rental revenue decreased $554,000. This decrease is due to the impact of rent concessions in excess of the 2003 period at all phases of Palomino Park in the Wellsford Development SBU ($355,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and all units being classified as sales inventory by December 31, 2003 whereas certain units were still being rented during the 2003 period as compared to the 2004 period ($242,000), offset by increased average physical occupancy at the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($43,000).

Revenues from sales of residential units and the associated cost of sales from such units were $2,286,000 and $1,915,000, respectively, from 10 sales during 2004 and were $1,196,000 and $1,055,000, respectively, from five sales during the corresponding 2003 period. The average pre-tax income from 2004 unit sales was approximately $8,900 greater per unit than in the corresponding 2003 period as a result of a reduced commission rate on the units sold and no interest costs included in cost of sales in 2004 as the outstanding debt balance was repaid in May 2003.

Interest revenue decreased $708,000. This decrease is due to reduced interest of $771,000 on loans from lower average outstanding loan balances in the 2004 period as compared to the 2003 period (including $750,000 related to the loss of revenue during the first quarter of 2004 from the 277 Park Loan prepayment in September 2003) and $31,000 of non-recurring income earned in 2003 with no 2004 equivalent, offset by increased interest earned on cash and securities of $78,000 from a higher average outstanding investable cash and securities balance during the current period versus the comparable 2003 period and interest on the investment in WRP Convertible Trust I of approximately $16,000 in 2004 as a result of the adoption of FIN 46 and the deconsolidation of the Convertible Trust Preferred Securities as previously described.

Fee revenue decreased $294,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $345,000 during 2003, as compared to fees of $46,000 earned in the 2004 period. The Company's management fees for its role in the Second Holding investment increased by $5,000. Fee revenue will be impacted in the future by changes in the amount of assets under management by Second Holding and the limited ability to sell assets owned by Wellsford/Whitehall.

Property operating and maintenance expense increased $103,000. This increase is primarily the result of additional tenant replacement and advertising costs and rising insurance premiums.

The increase in real estate taxes of $25,000 is primarily attributable to higher estimates for assessments and rates in the 2004 period as compared to the 2003 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($39,000), offset by reduced taxes on the Gold Peak land from a lower assessment ($14,000).

Depreciation and amortization expense decreased $1,089,000. This decrease is attributable to the Company expensing $1,095,000 of unamortized warrant costs in 2003, including $1,001,000 attributable to asset sales in that period with no such expense in the 2004 period as the entire unamortized balance was written-off at December 31, 2003 in connection with the impairment charge recorded by Wellsford/Whitehall. The decrease is additionally impacted by no depreciation expense recorded on the Silver Mesa units as all of the units were transferred from operations to residential units available for sale during 2003 ($34,000), offset by additional amortization related to the Clairborne Fordham venture recorded in the first quarter of 2004 ($40,000).

Aggregate interest expense increased $617,000. This increase is primarily attributable to interest expense on $25,775,000 of Debentures during the period of $541,000 as a result of the adoption of FIN 46 and the deconsolidation of the Convertible Trust Preferred Securities, as previously described, whereas such expense was treated as a distribution in the 2003 period. The increase is also attributable to the Green River phase as the 2004 period includes interest for the entire quarter at a higher fixed rate on a larger average outstanding balance on the permanent financing, whereas during the 2003 period, there was a lower variable interest rate on a lower amount of construction financing until the permanent financing was in place in February 2003 ($84,000). In addition, the 2004 period had a higher average base interest rate on the Palomino Park Bonds as compared to the 2003 period ($14,000). These increases where offset by lower average outstanding principal balances with respect to the other Palomino Park phases' loans ($15,000) and capitalized interest of $7,000 in 2004 with no amounts capitalized in the 2003 period.

General and administrative expenses increased $358,000 as described below:

	For the Three Months Ended March 31,
	2004	2003	(Decrease) Increase
General and administrative expense per Statement of Operations	$1,813,000	$1,510,000	$303,000
Less non-cash component of general and administrative
expenses for:
Amortization of stock generally issued into deferred
compensation plan	--	88,000	(88,000)
Expensing of stock options	33,000	--	33,000

Total non-cash component of general and administrative expenses	33,000	88,000	(55,000)

Cash component of general and administrative expenses (A)	$1,780,000	$1,422,000	$358,000

(A)	The principal reason for the increase in the cash component of general and administrative expenses is primarily the costs to retain an investment banker and expected additional costs for compliance with the Sarbanes-Oxley Act.

The Company recognized a (loss) of $(5,092,000) in the three months ended March 31, 2004 from its joint venture investments as compared to income of $2,585,000 in 2003. An analysis of the change follows:

	For the Three Months Ended March 31,
	2004	2003	Increase (Decrease)
Wellsford/Whitehall:
(Loss) from continuing operations (A)	$(645,000)	$(54,000)	$(591,000)
Net gain from assets sold (B)	1,672,000	2,556,000	(884,000)
Write-off of deferred debt costs and prepayment
penalties from debt pay-offs and interest expense on
assets sold (B)	(22,000)	(926,000)	904,000
Income from discontinued operations (A)	131,000	569,000	(438,000)

Income from Wellsford/Whitehall	1,136,000	2,145,000	(1,009,000)
Second Holding (C)	(6,321,000)	351,000	(6,672,000)
Clairborne Fordham	93,000	89,000	4,000

(Loss) income from joint ventures	$(5,092,000)	$2,585,000	$(7,677,000)

(A)	Both periods were impacted by the sale of properties during 2003, lower occupancy and continuing declines in rental rates.
(B)	One property was classified as held for sale at December 31, 2003. Eight properties were sold during the 2003 period with one sale in the corresponding 2004 period. The write-off of deferred debt costs relates to the properties held for sale or sold which were encumbered.
(C)	The decrease in earnings is a result of a $13,230,000 impairment charge taken by Second Holding during the first quarter 2004, as previously described, of which the Company’s share was $6,759,000.

Minority interest changed $45,000 to a benefit of $39,000 in the 2004 period from an expense of $6,000 in the 2003 period, primarily attributable to a larger loss in the Wellsford Development SBU in 2004 as compared to the 2003 period from rental operations (see rental revenue discussion) ($30,000) and minority interest related to the consolidation of an entity in accordance with the provisions of FIN 46 ($15,000).

The change in income tax expense to $40,000 in 2004 compared to an expense of $681,000 in 2003 results primarily from the Company having income in the 2003 period compared to a loss in the 2004 period.

The change in after tax cost of the Convertible Trust Preferred Securities results from reclassifying this expense for the 2004 period into interest expense as a result of the adoption of FIN 46 (see interest expense discussion).

(Loss) income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from the two VLP properties in the Wellsford Capital SBU as a result of the change in classification to held for sale at June 30, 2003. The net reclassified (loss) income from discontinued operations was $(13,000) and $45,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease between the two periods is primarily attributable to the sale of one property in July 2003. The remaining property was sold during April 2004.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements, such as operating expenses, debt service on mortgage notes payable and debentures and the share of any financing requirements of its Wellsford/Whitehall venture, generally through its available cash, sales of residential units in the Wellsford Development SBU, the sale of the remaining VLP asset in the Wellsford Capital SBU, distributions from investments in joint ventures and cash provided by operations.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, credit enhancement expirations, financing acquisitions, new investments and development, financing capital improvements, minority interest distributions, joint venture financing requirements including the share of any financing requirements of its Wellsford/Whitehall venture and Debenture distributions through the use of available cash, maturing investments in U.S. Government treasury obligations, receipt of payments related to notes receivable, distributions from investments in joint ventures, refinancings and the issuance of debt and the offering of additional debt and equity securities. The Company considers its cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long-terms.

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations, tenant improvements and leasing costs of its properties, repayments of debt maturities and operating expenses with available cash, operating cash flow from its properties, refinancing and/or restructuring of existing loans and additional financing or preferred equity, as described below, from the principal owners of Wellsford/Whitehall, if required. Wellsford/Whitehall sold one property during the three months ended March 31, 2004 and realized approximately $10,500,000 of net proceeds which will be used for working capital purposes by the venture. Wellsford/Whitehall does not expect to have any additional sales of properties during 2004.

Wellsford/Whitehall executed an amended letter agreement with General Electric Capital Corporation (“GECC”) effective April 1, 2004, relating to the modification of the $106,000,000 loan (the “GECC Facility”). The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum, a principal paydown of $1,000,000 and a $17,000,000 line of credit to fund certain capital improvements, subject to certain condtions, through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall is required to establish lock box arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility. The loan is collateralized by eight office properties in New Jersey and one in Massachusetts.

Since March 2004, Wellsford/Whitehall has not made a portion of its scheduled monthly debt service payments on the $64,000,000 non-recourse mortgage loan (“Nomura Loan”) which is collateralized by six of the Boston properties owned by Wellsford/Whitehall. The manager of Wellsford/Whitehall has withheld these debt service payments and has met and continues to meet with the special servicer to present and discuss various potential debt term alternatives. The portion of the scheduled payments not being made relates to the amount by which the debt service due each month exceeds the aggregate rent receipts of the six properties, which are paid directly into a lockbox with the lender and are insufficient to meet full debt-service payments as a result of low occupancy at these properties. In addition to the debt service payment shortfalls, the special servicer has informed Wellsford/Whitehall that it also is in default for violation of certain other conditions of the loan agreement. As a result of the non-payment, additional default interest of 5% per annum is effective from March 10, 2004. The outcome of the loan restructuring negotiations and the impact on Wellsford/Whitehall or the Company’s investment cannot be determined at this time. Wellsford/Whitehall’s equity in the entity owning the six properties collateralizing the debt approximates $11,400,000 at March 31, 2004.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company’s share is 35%, or $2,800,000), however, there can be no assurance that this amount will be sufficient. At March 31, 2004, no amounts were advanced by either partner under this agreement. At March 31, 2004, Wellsford/Whitehall’s cash and cash equivalents balance was approximately $15,109,000 and restricted cash available for certain capital improvements was approximately $6,700,000.

Second Holding expects to meet its liquidity requirements for purchases of investments with proceeds from the issuance of bonds, medium-term notes and commercial paper. Liquidity for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments, from amortization of investments and upon repayment of investments at maturity. Second Holding also has $375,000,000 available on its line of credit at March 31, 2004; there were no borrowings on this line of credit at March 31, 2004. The nature of Second Holding’s business results in the entity being highly leveraged.

WCPT was established in 1997 to qualify as a real estate investment trust (“REIT”) and to own the Company’s investment in Wellsford/Whitehall. WCPT has qualified as a REIT through December 31, 2003. During the first quarter of 2004, the Company determined that WCPT may no longer qualify for REIT status from non-

qualifying income exceeding the maximum threshold due to sales of assets by Wellsford/Whitehall. As a result, the Company may be subject in the future to certain state taxes related to its interests in the operations of Wellsford/Whitehall. The Company does not believe that there will be a material impact to its operations or cash flows during 2004 as a result of not qualifying as a REIT.

Other Items Impacting Liquidity and Resources

Wellsford/Whitehall

A buy/sell agreement of equity interests between the Company and Whitehall can be exercised by either partner after December 31, 2003 with respect to the Wellsford/Whitehall venture (the “Buy/Sell Agreement”). The nature of the Buy/Sell Agreement allows for either the Whitehall funds as a group or the Company to provide notice that it intends to purchase the non-initiating partner’s interest at a specific price per unit. The non-initiating partner may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the Wellsford/Whitehall GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither partner has exercised its buy/sell right under the Buy/Sell Agreement.

Second Holding

During the three months ended March 31, 2004, Second Holding recorded an impairment charge of $13,230,000 (of which the Company's share was $6,759,000) related to the write-down of one of its investments to its deemed fair value as a result of an other than temporary decline in the market value of the bonds and underlying aircraft collateral. The rating for this investment was downgraded to BBB+ from A- by Standard & Poor's during the first quarter of 2004. The balance of the impaired investment was $16,770,000 and $30,000,000 at March 31, 2004 and December 31, 2003, respectively.

The following table details the allocation of investments for Second Holding:

(amounts in thousands, except percentages)
	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Security for Investments (A)
Real estate	$553,721	34%	$562,196	32%
Corporate debt	443,396	28%	446,210	26%
Consumer/trade receivables	125,000	8%	125,000	7%
Sovereign debt	73,000	5%	73,000	4%
Aircraft loans and leases	40,600	2%	54,247	3%
Fuel/oil receivables	35,000	2%	35,000	2%
Bank deposits	--	0%	105,000	6%
Other asset-backed securities	337,224	21%	343,629	20%

Total investments (B)	$1,607,941	100%	$1,744,282	100%

Total assets (C)	$1,991,922		$1,903,919

Standard & Poor's Ratings of Investments
AAA	$1,128,149	70%	$1,239,233	71%
AA+	70,176	4%	65,176	4%
AA	199,840	12%	202,780	12%
AA-	111,002	7%	116,002	7%
A+	17,922	1%	24,922	1%
A	57,082	4%	59,169	3%
A-	7,000	1%	37,000	2%
BBB+	16,770	1%	--	0%

Total investments (B)	$1,607,941	100%	$1,744,282	100%

(A)	Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B)	Investments are variable rate based at a weighted average annual interest rate of 1.74% and 1.78% at March 31, 2004 and December 31, 2003, respectively.
(C)	Includes $205,123 of cash and cash equivalents and $178,858 of other assets at March 31, 2004. The December 31, 2003 amount includes $133,389 of cash and cash equivalents and $26,248 of other assets.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,940,211,000 and $1,837,701,000 at March 31, 2004 and December 31, 2003, respectively, including junior subordinated bonds due in April 2010 of $100,000,000 at March 31, 2004 and December 31, 2003. Second Holding debt had a weighted average annual interest rate of 1.17% and 1.22% at March 31, 2004 and December 31, 2003, respectively, after the effect of swaps on fixed rate debt to a floating rate.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham which provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Company, which has a 10% interest in Clairborne Fordham, fully funded its $3,400,000 share of the loan. The loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company may earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest and fees had not been accrued by the Company or Clairborne Fordham through the maturity of the loan. The Company's investment in the Clairborne Fordham venture is accounted for on the equity method.

The loan was not repaid at maturity and as of October 2003 an amended loan agreement was executed extending the loan to December 31, 2004. The amended terms provided for the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003, Clairborne Fordham will also participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Principal payments aggregating approximately $3,585,000 were made during the first quarter of 2004 (of which the Company's share was $359,000) as a result of unit sales and other income generated by the project on the retail space and parking facility.

The Company and Clairborne Fordham have (i) concluded that their respective investment and loan balances are not impaired at March 31, 2004 and (ii) determined to recognize a portion of the additional interest over the expected remaining life of the loan. The Company's share of income for the three months ended March 31, 2004 was approximately $93,000. The Company did not recognize any additional interest during the 2003 period, but earned contractual interest of $89,000 on the then outstanding loan balance. The Company's equity investment in Clairborne Fordham was $2,876,000 and $3,186,000 at March 31, 2004 and December 31, 2003, respectively.

421 Chestnut Street Sale

During April 2004, the Company sold the 421 Chestnut Street property for net proceeds of approximately $2,700,000. This asset was the last remaining asset from the Company's 1998 acquisition of VLP.

Silver Mesa Condominium Sales

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 219 units have been sold through March 31, 2004. The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended March 31,		Project Totals
	2004	2003	From Inception
Number of units sold	10	5	219
Gross proceeds	$2,286,000	$1,196,000	$47,388,000
Principal paydown on Silver Mesa
Conversion Loan (A)	$--	$990,000	$32,000,000

(A)	The Silver Mesa Conversion Loan was prepaid fully during May 2003.

The Company's sales of residential units at Silver Mesa have a seasonal trend where sales are generally higher in the summer and fall months than during the winter and early spring. Therefore, current and past quarterly results may not be indicative of the sales pace in future quarters.

Palomino Park Bonds

During March 2004, the Company received a modification to the terms of the letter of credit with Commerzbank AG (the credit enhancer on the $12,680,000 of tax-exempt Palomino Park bonds) to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity under the terms of the letter of credit agreement. The Company is in compliance with the letter of credit agreement covenants at March 31, 2004.

East Lyme

During March 2004, the Company entered into a contract to acquire a 144 acre parcel of land in East Lyme, Connecticut. The purchase price for the land is approximately $6,200,000, including a $200,000 refundable deposit made by the Company upon entering into the contract. The closing is conditioned upon obtaining building permits for 100 single family homes. The Company is in the process of negotiating an agreement with a home builder who would construct and sell these homes. The Company expects the purchase of the land to occur during the second quarter of 2004.

Cash Flows

For the three months ended March 31, 2004

Cash flow used in operating activities of $619,000 consists of the following items: (i) the period's net loss of $7,519,000, (ii) distributions less than joint venture income of $1,494,000, (iii) a decrease in accrued expenses and other liabilities of $960,000, (iv) an increase in restricted cash and investments of $382,000, (v) undistributed minority interest benefit of $39,000, (vi) a decrease in liabilities attributable to assets held for sale of $37,000 and (vii) an increase in assets held for sale of $19,000, offset by (viii) the Company's share of an impairment charge from investments in joint ventures of $6,759,000, (ix) a decrease in residential units held for sale of $1,663,000, (x) depreciation and amortization of $1,147,000, (xi) a decrease in prepaid and other assets of $207,000, (xii) the value of option grants for director compensation of $33,000, (xiii) shares issued for director compensation of $16,000 and (xiv) the net amortization of premiums/discounts on U.S. Government securities of $6,000. Operating cash flow was negative this quarter versus the prior year's comparable quarter from lower rental revenues at Palomino Park in the current period, reduced interest revenue of approximately $750,000 from the prepayment of the 277 Park Avenue Loan in September 2003 and the effect of increased general and administrative expenses from the hiring of an investment banker and expected additional costs for compliance with the Sarbanes-Oxley Act.

Cash flow used in investing activities of $1,096,000 is primarily the effect of purchases of U.S. Government securities during the period of $2,409,000 and additions for land held for development of $73,000, partially offset by the repayments of notes receivables of $1,032,000 and capital distributions from the Clairborne Fordham joint venture of $354,000.

Cash flow used in financing activities of $328,000 is primarily the payment of principal amortization for mortgage notes payable of $364,000, partially offset by the effect of option exercises during the period of $36,000.

For the three months ended March 31, 2003

Cash flow provided by operating activities of $1,524,000 consists of the following adjustments to the period's net income of $476,000: (i) depreciation and amortization of $2,293,000, (ii) a decrease in the balance of residential units available for sale of $891,000, (iii) a decrease in the balance of prepaid and other assets of $832,000, (iv) an increase in the balance of liabilities attributable to assets held for sale of $89,000, (v) amortization of deferred compensation of $88,000, (vi) a decrease in the balance of assets held for sale of $54,000, (vii) a decrease in the balance of restricted cash and investments of $34,000, (viii) shares issued for director compensation of $24,000 and (ix) undistributed minority interest of $6,000, partially offset by (x) undistributed joint venture income of $1,758,000 and (xi) a decrease in the balance of accrued expenses and other liabilities of $1,505,000.

Cash flow provided by investing activities of $516,000 consists entirely of repayments of notes receivable.

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

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; future impairment charges as a result of possible continuing declines in the expected values and cash flows of owned properties; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws including obtaining governmental approvals with respect to the potential East Lyme land investment; vacancies at commercial and multifamily properties; the inability to close on the East Lyme land purchase; dependence on rental income from real property; the risk of inflation in operating expenses, including, but not limited to, energy, water and insurance; the availability of insurance coverages; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; inability to obtain relief under existing financing terms; risk of foreclosure on collateral; risk related to the maintenance of tax indemnities; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks associated with the ability to renew or obtain necessary credit enhancements from third parties; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium and commercial properties; the uncertainties regarding the Buy/Sell Agreement between the Company and Whitehall with respect to the Wellsford/Whitehall venture including, but not limited to, whether either partner will exercise their rights there under, the timing of such exercise, and the inability by the ultimate purchaser to meet the financial terms of such transaction; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality and increasing interest rates on the Company's ability to sell condominium units; environmental risks; uncertainties as to what decisions and transactions may result from the Company's current assessment of its strategic business alternatives, which may include, but not be limited to, a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

One of the Company's primary market risk exposures is to changes in interest rates. The Company and its joint venture investments each generally manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The investments described below are generally made for long-term investing and not for trading purposes. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable, investments in secruities and debt and its impact on annual net income:

(amounts in thousands, except per share amounts)
	Balance at March 31, 2004	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Note receivable:
Fixed rate	$2,064	$--

Investment in U.S. Government securities:
Fixed rate	$29,920	--

Mortgage notes payable:
Variable rate	$12,680	(127)
Fixed rate	96,461	--

	$109,141	(127)

Debentures:
Fixed rate	$25,775	--

Proportionate share of assets and liabilities from
investments in joint ventures:
Second Holding:
Investments:
Variable rate	$829,062	8,291

Debt:
Variable rate	$906,863	(9,069)

Net effect from Second Holding		(778)

Wellsford/Whitehall:
Debt:
Variable rate, with LIBOR cap (A)	$37,137	(371)
Fixed rate	26,231	--

	$63,368

Effect from Wellsford/Whitehall		(371)

Clairborne Fordham:
Fixed rate (B)	$2,536	--

Net decrease in annual income, before minority interest benefit
and income tax benefit		(1,276)
Minority interest benefit		18
Income tax benefit		--

Net decrease in annual net income		$(1,258)

Per share, basic and diluted		$(0.19)

(A)	In July 2001, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $285,000, which limits Wellsford/Whitehall’s LIBOR exposure to 5.83% until June 2003 and 6.83% for the following year to June 2004. The above calculation assumes exposure of 1.00% on the Company’s proportionate share of debt based upon the in-effect 30-day LIBOR contract of 1.10% at March 31, 2004.
(B)	For purposes of this disclosure, the balance of the investment in Clariborne Fordham will be presented as a fixed rate investment as the balance does not accrue interest and future earnings from this venture by the Company will be based upon future proceeds from sales of units and commercial phases, or other capital events.

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its last evaluation.

Part II.     Other Information:

Item 1:	Legal Proceedings.
The Company is not presently a party in any material litigation.
Item 2:	Changes in Securities and Use of Proceeds.
None.
Item 3:	Defaults upon Senior Securities.
The Company holds a 32.59% equity interest in Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”). The manager of Wellsford/Whitehall has withheld required shortfall payments (required payments in excess of lockbox receipts) on an existing $64,000,000 debt obligation to Nomura Asset Capital Management (“Nomura”) during the months of March and April 2004. The payments not made aggregate approximately $840,000 through April 30, 2004. In addition to the payment shortfalls, the special servicer of the loan has informed Wellsford/Whitehall and its manager that it is in violation of certain other conditions in the loan agreement. As a result of the non-payment, additional default interest of 5% per annum is effective from March 10, 2004.

The Company does not have any role in the day-to-day management of Wellsford/Whitehall which is managed by an affiliate of The Goldman Sachs Group, Inc. (“Goldman Sachs”). Other affiliates of Goldman Sachs own an aggregate 60% equity interest in the venture. The manager of Wellsford/Whitehall has met and continues to meet with the special servicer of the Nomura loan to present and discuss various potential debt term alternatives. One of the reliefs requested was a release of the capital improvement cash reserve controlled by the servicer. Approximately $920,000 has been released through April 30, 2004 to pay outstanding construction vendor bills.

The ultimate outcome of the loan restructuring negotiations and impact on Wellsford/Whitehall or the Company’s investment cannot be determined at this time.

Item 4:	Submission of Matters to a Vote of Security Holders.
None.
Item 5:	Other Information.
None.

	Item 6:	Exhibits and Reports on Form 8-K.
(a)	Exhibits filed with this Form 10-Q:
Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary classifying 350,000 Shares of Common Stock as Class A Common Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.3	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

3.4	Bylaws of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
10.61	Employment Agreement between the Company and James J. Burns.
10.62	Employment Agreement between the Company and William H. Darrow II.
10.63	Employment Agreement between the Company and Mark P. Cantaluppi.
10.64	Year 2004 Amendment to Loan Agreement, dated April 1, 2004 by and between Wellsford/Whitehall Holdings, L.L.C. as borrower and General Electric Capital Corporation as lender.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K.
During the quarter ended March 31, 2004, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:
Date of Report (Date of Earliest Event)	Items Reported	Date Filed
January 7, 2004 (January 1, 2004)	The Company filed under Item 5, a copy of the press release reporting David Neithercut’s appointment to the Company’s Board of Directors and the repayment of the World Trade Center bonds.	January 7, 2004
January 23, 2004 (January 23, 2004)	The Company filed under Item 5, a copy of the press release reporting reductions in assets relating to the Wellsford/Whitehall Group, L.L.C. office venture.	January 23, 2004
March 11, 2004 (March 11, 2004)	The Company furnished under Item 12, a copy of the press release reporting results for the fourth quarter and year ended December 31, 2003.	March 11, 2004
March 22, 2004 (March 16, 2004)	The Company filed under Item 5, a copy of the press release reporting the non-payment of debt service on certain debt by Wellsford/Whitehall Group, L.L.C.	March 22, 2004
March 24, 2004 (March 23, 2004)	The Company filed under Item 5, a copy of the press release reporting the retention of the investment banking firm Lazard Fréres & Co. LLC.	March 24, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.

By:	/s/ James J. Burns James J. Burns Senior Vice President, Chief Financial Officer
By:	/s/ Mark P. Cantaluppi Mark P. Cantaluppi Vice President, Chief Accounting Officer

Dated:    May 4, 2004

Exhibit 31.1

CERTIFICATION PURSUANT TO
17 CFR 240.13a-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey H. Lynford, Chief Executive Officer of Wellsford Real Properties, Inc., certify that:

1.	I have reviewed this report on Form 10-Q of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
	a.	designed such disclosure controls and procedures, or caused such disclosure controlsand procedures to be designed under our supervision, to ensure that material informationrelating to the registrant, including its consolidated subsidiaries, is made known to usby others within those entities, particularly during the period in which this report isbeing prepared;
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 4, 2004

By:	/s/ Jeffrey H. Lynford Jeffrey H. Lynford Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
17 CFR 240.13a-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Burns, Chief Financial Officer of Wellsford Real Properties, Inc., certify that:

1.	I have reviewed this report on Form 10-Q of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
	a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 4, 2004

By:	/s/ James J. Burns James J. Burns Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Wellsford Real Properties, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jeffrey H. Lynford Jeffrey H. Lynford Chief Executive Officer Wellsford Real Properties, Inc.
/s/ James J. Burns James J. Burns Chief Financial Officer Wellsford Real Properties, Inc.

May 6, 2004

A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.