Form 10-Q
period 2004-06-30
WELLSFORD REAL PROPERTIES INC
filed 2004-08-05
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2004

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917

Wellsford Real Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)

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
The number of the registrant’s shares of common stock outstanding was 6,460,770 as of August 3, 2004 (including 169,903 shares of class A-1 common stock).

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real estate assets, at cost:
Land	$18,735,969	$18,735,969
Buildings and improvements	113,558,562	113,556,952

	132,294,531	132,292,921
Less:
Accumulated depreciation	(18,902,477)	(16,774,867)

	113,392,054	115,518,054
Residential units available for sale	4,171,789	9,235,970
Land held for development	12,769,240	5,828,453

	130,333,083	130,582,477
Note receivable	2,064,000	3,096,000
Asset held for sale	--	2,334,535
Investment in joint ventures	47,593,602	53,759,723

Total real estate and investments	179,990,685	189,772,735

Cash and cash equivalents	52,094,824	55,377,515
Restricted cash and investments	10,653,373	10,210,405
Investments in U.S. Government securities	30,062,821	27,516,211
Prepaid and other assets	2,528,677	2,950,260

Total assets	$275,330,380	$285,827,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$108,771,294	$109,504,562
Junior subordinated debentures	25,775,000	--
Accrued expenses and other liabilities, including the liability for
deferred compensation of $10,356,293 and $9,748,487	15,820,668	16,283,419
Liabilities attributable to assets held for sale	--	317,486

Total liabilities	150,366,962	126,105,467

Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely 8.25%
junior subordinated debentures of Wellsford Real Properties, Inc.
("Convertible Trust Preferred Securities")	--	25,000,000

Minority interests	3,403,768	3,447,615

Commitments and contingencies

Shareholders' equity:
Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized, no shares issued and
outstanding	--	--
Common stock, 98,825,000 shares authorized, $.02 par value per
share - 6,289,835 and 6,286,091 shares issued and outstanding	125,797	125,722
Class A-1 common stock, 175,000 shares authorized, $.02 par value
per share - 169,903 shares issued and outstanding	3,398	3,398
Paid in capital in excess of par value	162,754,288	162,736,723
Retained earnings (deficit)	(35,074,699)	(25,242,236)
Accumulated other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture
investment, net of income tax benefit	--	(50,429)
Treasury stock, 302,062 and 305,249 shares	(6,249,134)	(6,299,134)

Total shareholders' equity	121,559,650	131,274,044

Total liabilities and shareholders' equity	$275,330,380	$285,827,126

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Rental revenue	$3,416,915	$3,592,216	$6,777,179	$7,506,325
Revenue from sales of residential units	4,657,978	2,461,139	6,944,194	3,657,139
Interest revenue	241,047	941,107	490,698	1,899,150
Fee revenue	224,133	313,172	494,736	878,570

Total revenues	8,540,073	7,307,634	14,706,807	13,941,184

COSTS AND EXPENSES
Cost of sales of residential units	3,855,848	2,125,977	5,770,373	3,180,731
Property operating and maintenance	1,203,752	1,311,937	2,277,707	2,282,987
Real estate taxes	371,879	374,971	727,645	705,966
Depreciation and amortization	1,138,098	1,208,605	2,275,719	3,434,821
Property management	82,937	73,364	166,052	151,287
Interest:
Mortgage notes payable	1,626,851	1,668,659	3,288,171	3,253,746
Junior subordinated debentures	508,969	--	1,049,907	--
General and administrative	1,785,694	1,414,875	3,598,826	2,925,078

Total costs and expenses	10,574,028	8,178,388	19,154,400	15,934,616

(Loss) income from joint ventures	(1,014,438)	(175,314)	(6,106,031)	2,409,901

(Loss) income before minority interest, income taxes,
accrued distributions and amortization of costs on
Convertible Trust Preferred Securities and
discontinued operations	(3,048,393)	(1,046,068)	(10,553,624)	416,469

Minority interest benefit	4,362	47,124	43,847	41,349

(Loss) income before income taxes, accrued
distributions and amortization of costs on Convertible
Trust Preferred Securities and discontinued operations	(3,044,031)	(998,944)	(10,509,777)	457,818

Income tax expense (benefit)	59,000	(467,000)	99,000	214,000

(Loss) income before accrued distributions and
amortization of costs on Convertible Trust Preferred
Securities and discontinued operations	(3,103,031)	(531,944)	(10,608,777)	243,818

Accrued distributions and amortization of costs on
Convertible Trust Preferred Securities, net of income
tax benefit of $30,000 and $210,000 in 2003,
respectively	--	494,953	--	839,907

(Loss) from continuing operations	(3,103,031)	(1,026,897)	(10,608,777)	(596,089)

Income (loss) from discontinued operations, net of
income tax expense (benefit) of $17,000, ($13,000),
$17,000 and $10,000, respectively	789,461	(5,542)	776,314	39,932

Net (loss)	$(2,313,570)	$(1,032,439)	$(9,832,463)	$(556,157)

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(0.48)	$(0.16)	$(1.64)	$(0.10)
Income from discontinued operations	0.12	--	0.12	0.01

Net (loss)	$(0.36)	$(0.16)	$(1.52)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	6,459,738	6,453,730	6,458,635	6,452,916

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(9,832,463)	$(556,157)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Share of impairment charges from investment in joint
ventures	6,605,734	--
Gain on sale of assets and release of contingent liability .	(808,856)	--
Depreciation and amortization	2,294,376	3,453,478
Amortization of deferred compensation	--	151,331
Net amortization of premiums/discounts on U.S. Government
securities	11,494	--
Distributions (less than) joint venture income	(187,911)	(1,322,552)
Undistributed minority interest (benefit)	(43,847)	(41,349)
Shares issued for director compensation	32,000	48,000
Value of option grants for director compensation	65,628	--
Changes in assets and liabilities:
Restricted cash and investments	(442,968)	131,134
Residential units available for sale	5,064,181	2,731,838
Assets held for sale	449,057	(22,033)
Prepaid and other assets	341,003	922,132
Accrued expenses and other liabilities	(528,379)	(1,374,017)
Liabilities attributable to assets held for sale	(317,486)	(52,637)

Net cash provided by operating activities	2,701,563	4,069,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	(1,610)	(9,379)
Investments in land held for development	(6,940,787)	--
Return of capital from investments in joint ventures	487,541	--
Purchase of U.S. Government securities	(2,558,104)	--
Proceeds from the sale of real estate assets	2,694,334	--
Repayments of notes receivable	1,032,000	516,000

Net cash (used in) provided by investing activities	(5,286,626)	506,621

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes payable	--	40,000,000
Deferred financing costs	--	(326,881)
Repayments of mortgage notes payable	(733,268)	(42,029,690)
Proceeds from option exercises	35,640	--

Net cash (used in) financing activities	(697,628)	(2,356,571)

Net (decrease) increase in cash and cash equivalents	(3,282,691)	2,219,218

Cash and cash equivalents, beginning of period	55,377,515	38,581,841

Cash and cash equivalents, end of period	$52,094,824	$40,801,059

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, including amounts
capitalized of $28,463 in 2004	$4,309,286	$3,266,993

Cash paid during the period for income taxes, net of tax refunds	$240,333	$34,412

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan	$50,000	$75,000

Other comprehensive income; share of unrealized income on
interest rate protection contract purchased by joint
venture investment, net of tax	$50,429	$152,611

The effect of deconsolidating $25,000,000 of Convertible
Trust Preferred Securities and recording $25,775,000 of
junior subordinated debentures and related joint venture
investment	$775,000

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

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) Commercial Property Investments which are held in the Company's subsidiary, Wellsford Commercial Properties Trust ("WCPT"), through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) Debt and Equity Investments - Wellsford Capital SBU; and (iii) Property Development and Land Investments - Wellsford Development SBU.

During March 2004, the Company's Board of Directors authorized and retained the investment banking firm of Lazard Fréres & Co. LLC to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. These may include a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent. There is no assurance as to which, if any, of the aforementioned alternatives may occur.

2.               Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss) and additional contributions or distributions. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Summary of Significant Accounting Policies (continued)

nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004. The results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 are not necessarily indicative of a full year results.

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

The Company has three variable interest entities, one of which is consolidated and two which are not under the provisions of FIN 46. During the first quarter of 2004, based on the provisions of FIN 46, the Company was required to deconsolidate the entity which issued the Convertible Trust Preferred Securities. The provisions of FIN 46 do not allow for a reclassification of prior period presentations to conform with the current period presentation. As a result of deconsolidation, the Company recorded its $775,000 voting equity interest in WRP Convertible Trust I as an investment in joint ventures. WRP Convertible Trust I holds $25,775,000 of 8.25% junior subordinated debentures (the "Debentures") of the Company, which is included in total liabilities at June 30, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation. The expense of $509,000 and $1,050,000 for the Debentures and related cost amortization is included in interest expense for the three and six months ended June 30, 2004. The expense for the comparable prior periods is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. There is no impact on the cash flows of the Company upon adoption.

Reclassification. Amounts in certain accounts in the Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and certain tables in the footnote disclosures have been reclassified to conform to the current period presentation, except as described above, primarily as a result of the presentation requirements for assets classified as held for sale during 2003.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Summary of Significant Accounting Policies (continued)

As previously reported in Footnote 15 of the Company's Consolidated Financial Statements and Notes included in the annual report on Form 10-K for the year ended December 31, 2003, previously reported income and per share amounts in the Consolidated Statements of Operations for the three and six months ended June 30, 2003 were adjusted to reflect adjustments subsequently recorded by Wellsford/Whitehall as follows:

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003
(Loss) income from joint ventures as previously reported	$(790,177)	$2,335,295
Adjustment	614,863	74,606

(Loss) income from joint ventures as adjusted	$(175,314)	$2,409,901

Net (loss) as previously reported	$(1,438,302)	$(605,763)
Adjustment	405,863	49,606

Net (loss) as adjusted	$(1,032,439)	$(556,157)

Net (loss) per share as previously reported	$(0.22)	$(0.09)
Adjustment	0.06	--

Net (loss) per share as adjusted	$(0.16)	$(0.09)

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

3.               Segment Information

The Company's operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:

(amounts in thousands)	Commercial Property Investments	Debt and Equity Investments	Property Development and Land Investments	Other*	Consolidated
June 30, 2004
Investment properties:
Real estate held for investment, net	$--	$--	$113,392	$--	$113,392
Residential units available for sale	--	--	4,172	--	4,172
Land held for development	--	478	12,291	--	12,769

Real estate, net	--	478	129,855	--	130,333
Note receivable	--	2,064	--	--	2,064
Investment in joint ventures	14,199	32,620	--	775	47,594
Cash and cash equivalents	--	5,505	1,138	45,452	52,095
Restricted cash and investments	--	193	104	10,356	10,653
U.S. Government securities	--	--	--	30,063	30,063
Prepaid and other assets	--	358	1,266	904	2,528

Total assets	$14,199	$41,218	$132,363	$87,550	$275,330

Mortgage notes payable	$--	$--	$108,771	$--	$108,771
Debentures	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	76	2,233	13,512	15,821
Minority interest	--	64	3,339	--	3,403
Equity	14,199	41,078	18,020	48,263	121,560

Total liabilities and shareholders' equity	$14,199	$41,218	$132,363	$87,550	$275,330

December 31, 2003

Investment properties:
Real estate held for investment, net	$--	$--	$115,518	$--	$115,518
Residential units available for sale	--	--	9,236	--	9,236
Land held for development	--	389	5,439	--	5,828

Real estate, net	--	389	130,193	--	130,582
Note receivable	--	3,096	--	--	3,096
Asset held for sale**	--	2,335	--	--	2,335
Investment in joint ventures	14,616	39,144	--	--	53,760
Cash and cash equivalents	--	6,635	551	48,192	55,378
Restricted cash and investments	--	--	462	9,748	10,210
U.S. Government securities	--	--	--	27,516	27,516
Prepaid and other assets	--	561	1,386	1,003	2,950

Total assets	$14,616	$52,160	$132,592	$86,459	$285,827

Mortgage notes payable	$--	$--	$109,505	$--	$109,505
Accrued expenses and other liabilities	--	41	2,815	13,427	16,283
Liabilities attributable to asset
held for sale**	--	317	--	--	317
Convertible Trust Preferred Securities	--	--	--	25,000	25,000
Minority interest	--	95	3,353	--	3,448
Equity	14,616	51,707	16,919	48,032	131,274

Total liabilities and shareholders' equity	$14,616	$52,160	$132,592	$86,459	$285,827

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, investment in WRP Convertible Trust I, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
**	Asset held for sale in the Debt and Equity Investments SBU is net of the remaining impairment reserve of $2,153 at December 31, 2003.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

(amounts in thousands)	Commercial Property Investments	Debt and Equity Investments	Property Development and Land Investments	Other*	Consolidated
For the Three Months Ended June 30, 2004
Rental revenue	$--	$--	$3,417	$--	$3,417
Revenue from sales of residential units	--	--	4,658	--	4,658
Interest revenue	--	47	--	194	241
Fee revenue	--	224	--	--	224

Total revenues	--	271	8,075	194	8,540

Cost of sales of residential units	--	--	3,855	--	3,855
Operating expenses	--	16	1,644	--	1,660
Depreciation and amortization	--	43	1,079	16	1,138
Interest:
Mortgage notes payable	--	(7)	1,361	273	1,627
Debentures	--	--	--	509	509
General and administrative	--	--	--	1,786	1,786

Total costs and expenses	--	52	7,939	2,584	10,575

(Loss) income from joint ventures	(1,603)	589	--	--	(1,014)
Minority interest benefit (expense)	--	15	(10)	--	5

(Loss) income before income taxes and
discontinued operations	$(1,603)	$823	$126	$(2,390)	$(3,044)

Income from discontinued operations
before income tax expense	$--	$806	$--	$--	$806

For the Three Months Ended
June 30, 2003
Rental revenue	$--	$--	$3,592	$--	$3,592
Revenue from sales of residential units	--	--	2,461	--	2,461
Interest revenue	--	826	--	116	942
Fee revenue	--	233	(4)	84	313

Total revenues	--	1,059	6,049	200	7,308

Cost of sales of residential units	--	--	2,126	--	2,126
Operating expenses	--	--	1,760	--	1,760
Depreciation and amortization	76	2	1,112	19	1,209
Interest	--	--	1,575	94	1,669
General and administrative	--	6	--	1,409	1,415

Total costs and expenses	76	8	6,573	1,522	8,179

(Loss) income from joint ventures	(632)	457	--	--	(175)
Minority interest benefit	--	--	47	--	47

(Loss) income before income taxes,
accrued distributions and
amortization of costs on Convertible
Trust Preferred Securities and
discontinued operations	$(708)	$1,508	$(477)	$(1,322)	$(999)

(Loss) from discontinued operations
before income tax expense	$--	$(19)	$--	$--	$(19)

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

(amounts in thousands)	Commercial Property Investments	Debt and Equity Investments	Property Development and Land Investments	Other*	Consolidated
For the Six Months Ended June 30, 2004
Rental revenue	$--	$--	$6,777	$--	$6,777
Revenue from sales of residential units	--	--	6,944	--	6,944
Interest revenue	--	93	--	398	491
Fee revenue	--	449	--	46	495

Total revenues	--	542	13,721	444	14,707

Cost of sales of residential units	--	--	5,770	--	5,770
Operating expenses	--	31	3,141	--	3,172
Depreciation and amortization	--	86	2,158	32	2,276
Interest:
Mortgage notes payable	--	(13)	2,794	507	3,288
Debentures	--	--	--	1,050	1,050
General and administrative	--	4	--	3,595	3,599

Total costs and expenses	--	108	13,863	5,184	19,155

(Loss) from joint ventures	(467)	(5,639)	--	--	(6,106)
Minority interest benefit	--	30	14	--	44

(Loss) before income taxes and
discontinued operations	$(467)	$(5,175)	$(128)	$(4,740)	$(10,510)

Income from discontinued operations
before income tax expense	$--	$793	$--	$--	$793

For the Six Months Ended
June 30, 2003
Rental revenue	$--	$--	$7,506	$--	$7,506
Revenue from sales of residential units	--	--	3,657	--	3,657
Interest revenue	--	1,672	--	227	1,899
Fee revenue	--	459	(10)	430	879

Total revenues	--	2,131	11,153	657	13,941

Cost of sales of residential units	--	--	3,181	--	3,181
Operating expenses	--	--	3,140	--	3,140
Depreciation and amortization	1,171	3	2,223	37	3,434
Interest	--	--	3,086	168	3,254
General and administrative	--	17	--	2,908	2,925

Total costs and expenses	1,171	20	11,630	3,113	15,934

Income from joint ventures	1,513	897	--	--	2,410
Minority interest benefit	--	--	41	--	41

Income (loss) before income taxes,
accrued distributions and
amortization of costs on Convertible
Trust Preferred Securities and
discontinued operations	$342	$3,008	$(436)	$(2,456)	$458

Income from discontinued operations
before income tax expense	$--	$50	$--	$--	$50

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

Commercial Property Investments - Wellsford/Whitehall

The Company's commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs") and a family based in New England (the "Family"). The Company had a 32.59% interest in Wellsford/Whitehall as of June 30, 2004. The manager of the joint venture is a Goldman Sachs and Whitehall affiliate.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $14,199,000 and $14,616,000 at June 30, 2004 and December 31, 2003, respectively. The Company's share of the (loss) income from Wellsford/Whitehall was approximately $(1,603,000) and $(632,000) for the three months ended June 30, 2004 and 2003, respectively and $(467,000) and $1,513,000 for the six months ended June 30, 2004 and 2003, respectively. The following table details the changes in the Company's investment in Wellsford/Whitehall during the six months ended June 30, 2004:

Investment balance at January 1, 2004	$14,616,000
Contributions	--
Distributions	--
Share of:
(Loss) from continuing operations	(2,239,000)
Net gain from asset sale	1,672,000
Income from discontinued operations	122,000
Write-off of deferred debt costs and
prepayment penalties from debt pay-off upon
sale of assets	(22,000)
Other comprehensive income	50,000

Investment balance at June 30, 2004	$14,199,000

The Company earned fees of approximately $84,000 for the three months ended June 30, 2003 and $46,000 and $430,000 for the six months ended June 30, 2004 and 2003, respectively, related to asset sales by Wellsford/Whitehall. No fees were earned during the three months ended June 30, 2004.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

(amounts in thousands)
Condensed Balance Sheet Data	June 30, 2004	December 31, 2003
Real estate, net	$236,708	$236,143
Cash and cash equivalents	9,075	11,607
Assets held for sale	--	12,338
Other assets	20,502	17,032
Total assets	266,285	277,120
Notes payable	194,201	201,659
Member's equity	64,127	65,561
Accumulated other comprehensive loss	--	(194)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Condensed Operating Data	2004	2003	2004	2003
Rental revenue	$8,165	$10,121	$17,184	$20,707
Interest and other income	85	118	1,122	266

Total revenues	8,250	10,239	18,306	20,973

Operating expenses	5,709	5,463	11,995	11,110
Depreciation and amortization	2,392	2,496	4,838	5,029
Interest	4,648	3,012	7,876	5,885
General and administrative	393	303	467	149

Total expenses	13,142	11,274	25,176	22,173

(Loss) from continuing operations	(4,892)	(1,035)	(6,870)	(1,200)
(Loss) income from discontinued operations	(28)	(109)	375	1,636
Net gain from asset sales	--	840	5,130	8,704
Write-off of deferred debt costs and prepayment
penalties from debt pay-offs upon sales of
assets	--	(1,657)	(68)	(4,498)

Net (loss) income	$(4,920)	$(1,961)	$(1,433)	$4,642

At June 30, 2004, Wellsford/Whitehall owned and operated 24 properties (including 16 office properties, five net-leased retail properties and three land parcels) totaling approximately 2,664,000 square feet of improvements, primarily located in New Jersey and Massachusetts. During July 2004, Wellsford/Whitehall completed a transaction whereby six Massachusetts office properties aggregating 891,000 square feet were transferred to the Family in exchange for its interest in Wellsford/Whitehall and other consideration (see below).

Wellsford/Whitehall completed the sale of a 145,000 square foot building in Columbia, Maryland, for $18,400,000 during March 2004. The sales proceeds after expenses and the repayment of $6,900,000 of related debt, amounted to approximately $10,500,000 which were utilized by Wellsford/Whitehall for working capital purposes.

In July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of $64,252,000 ("Nomura Loan") at June 30, 2004, along with related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the Family that owned an aggregate 7.45% equity interest in Wellsford/Whitehall (the "Family Partnership"), in exchange for the Family's equity interests in Wellsford/Whitehall. The Family also agreed to eliminate an existing tax indemnity which Wellsford/Whitehall had to the Family's members.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

As a result of this transaction, Wellsford/Whitehall expects to record a loss of approximately $5,000,000 during the three months ending September 30, 2004, of which the Company's share is approximately $1,600,000. As a result of the redemption, the Company's interest in Wellsford/Whitehall will increase to 35.21%.

Since March 2004, Wellsford/Whitehall had not made a portion of its scheduled monthly debt service payments on the Nomura Loan. The manager of Wellsford/Whitehall withheld these debt service payments and met with the special servicer to present and discuss various potential debt term alternatives. The portion of the scheduled payments not being made related to the amount by which the debt service due each month exceeded the aggregate rent receipts of the above mentioned six properties, which were payable directly into a lockbox with the lender and were insufficient as a result of low occupancy at these properties. The special servicer has agreed to waive default interest in connection with the nonpayment and restructured the Nomura Loan with the Family Partnership which acquired the six properties as described above.

The property sold in March 2004 and the properties sold during 2003 have been reflected in discontinued operations and assets held for sale in the above summarized financial statements of Wellsford/Whitehall.

Wellsford/Whitehall executed an amended agreement with General Electric Capital Corporation ("GECC") effective April 1, 2004, relating to the modification of the $106,000,000 loan (the "GECC Facility"). The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum and a $16,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall was required to establish lock box arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility. The loan is collateralized by eight office properties in New Jersey and one in Massachusetts.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35%, or $2,800,000), however, there can be no assurance that this amount will be sufficient. At June 30, 2004, no amounts were advanced by either partner under this agreement.

A buy/sell agreement of equity interests between the Company and Whitehall can be exercised by either partner after December 31, 2003 with respect to the Wellsford/Whitehall venture (the "Buy/Sell Agreement"). The nature of the Buy/Sell Agreement allows for either the Whitehall funds, as a group, or the Company to provide notice that it intends to purchase the non-initiating partner's interest at a specific price per unit. The non-initiating partner may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the Wellsford/Whitehall GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither partner has exercised its buy/sell right under the Buy/Sell Agreement.

Debt and Equity Investments - Wellsford Capital

At June 30, 2004, the Company had the following investments: (i) a direct debt investment of $2,064,000 which bore interest at 8.25% per annum during 2004 and has a maturity of December 31, 2005; (ii) approximately $25,829,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $23,011,000 in Second Holding

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

Company, LLC ("Second Holding"), a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $2,817,000 in Clairborne Fordham Tower, L.L.C. ("Clairborne Fordham"), a company organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; and (iv) a $450,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Second Holding

The Company accounts for its investment in Second Holding on the equity method of accounting as its interests are represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company's investment was approximately $23,011,000 and $29,167,000 at June 30, 2004 and December 31, 2003, respectively.

The Company's share of income (loss) from Second Holding was approximately $470,000 and $368,000 for the three months ended June 30, 2004 and 2003, respectively and $(5,851,000) and $719,000 for the six months ended June 30, 2004 and 2003, respectively. The loss for the six months ended June 30, 2004 is the result of a $13,230,000 impairment charge taken by Second Holding (of which the Company's share was $6,759,000) related to the write-down of one of its investments during the first quarter of 2004 to its deemed fair value as a result of an other than temporary decline in the market value of the bonds and underlying aircraft collateral. The rating for this investment was downgraded to BBB+ from A- by Standard & Poor's during the first quarter of 2004. This investment was sold by Second Holding during May 2004 and Second Holding recorded a recovery of the impairment charge of $300,000 during the second quarter of 2004 (of which the Company's share was $153,000).

During the three months ended June 30, 2004, the partners of Second Holding agreed to cease making any distributions to its partners (including the partner who has a 35% income interest) until the impairment charge is recovered through future earnings.

The Company continues to earn and receive management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon the total assets of Second Holding, amounted to approximately $224,000 and $229,000 for the three months ended June 30, 2004 and 2003, respectively and $449,000 and $449,000 for the six months ended June 30, 2004 and 2003, respectively.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

The following table presents condensed balance sheets and operating data for Second Holding:

(amounts in thousands)
Condensed Balance Sheet Data	June 30, 2004	December 31, 2003
Cash and cash equivalents	$323,170	$133,389
Investments	1,465,796	1,744,282
Other assets (A)	20,435	26,248
Total assets	1,809,401	1,903,919
Medium-term notes (B)	1,647,834	1,722,663
Long-term debt (C)	110,902	115,038
Total equity	45,266	57,693

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Condensed Operating Data	2004	2003	2004	2003
Interest	$9,012	$10,624	$18,471	$21,708

Total revenue	9,012	10,624	18,471	21,708

Interest expense	7,205	8,277	14,525	17,080
Fees and other	1,188	1,214	2,469	2,411
Impairment charge (credit)	(300)	--	12,930	--

Total expenses	8,093	9,491	29,924	19,491

Net income (loss) attributable to members	$919	$1,133	$(11,453)	$2,217

(A)	Other assets include an interest rate swap asset with a fair value of $12,621 and $16,900 at June 30, 2004 and December 31, 2003, respectively.
(B)	At June 30, 2004, the net reported amount of medium-term notes includes the face amount of such notes of $1,650,000, offset by unamortized discounts and debt issuance costs of $2,166. At December 31, 2003, the net reported amount of medium-term notes included the face amount of such notes of $1,725,000, offset by net unamortized discounts and debt issuance costs of $2,337.
(C)	Long-term debt outstanding is a privately placed ten-year junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum with a face amount of $100,000 at June 30, 2004 and December 31, 2003. The effect of fair value adjustments for the long-term debt (which is primarily an offset to the fair value of the interest rate swap asset as described in (A) above) was $12,621 and $16,900 at June 30, 2004 and December 31, 2003, respectively, net of unamortized debt issuance costs.

During the second quarter of 2004, the partner owning the 35% income interest informed management of Second Holding that it would not approve the purchase of any further investments, thereby under the terms of the partnership agreement, preventing any future acquisitions of investments. The partners are evaluating alternatives available to Second Holding in addition to holding existing assets through respective maturities and then paying down related debt. As a consequence, operating income, fees to be earned and cash flows to be received by the Company from Second Holding will be reduced in the future.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

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

The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Principal payments aggregating approximately $1,300,000 and $4,885,000 were made during the three and six months ended June 30, 2004, respectively, (of which the Company's share was $129,000 and $488,000, respectively) as a result of unit sales and other income generated by the project on the retail space and parking facility.

The Company and Clairborne Fordham have (i) concluded that their respective investment and loan balances are not impaired at June 30, 2004 and (ii) determined to recognize a portion of the additional interest over the expected remaining life of the loan. The Company's share of income for the three and six months ended June 30, 2004 was approximately $119,000 and $212,000, respectively. The Company did not recognize any additional interest during the comparable 2003 periods, but earned contractual interest of $90,000 and $179,000 for the three and six months ended June 30, 2003, respectively, on the then outstanding loan balance. The Company's equity investment in Clairborne Fordham was $2,817,000 and $3,186,000 at June 30, 2004 and December 31, 2003, respectively.

The Company and its partner in Clairborne Fordham are negotiating an agreement with the owners of Fordham Tower to take over ownership of the remaining 19 unsold units, as well as the 188 space parking garage and 12,000 square feet of retail space. It is the intention of Clairborne Fordham to complete the orderly sell-out of these components. Management of the Company believes that this transaction, if it happens, will not result in any loss to Clairborne Fordham or the Company.

421 Chestnut Street Sale and Keewaydin Sale Contingent Proceeds

During April 2004, the Company sold the 421 Chestnut Street property for net proceeds of approximately $2,700,000. This asset was the last remaining asset from the Company's 1998 acquisition of Value Property Trust. The Company reversed approximately $625,000 of previously recorded impairment reserves. At June 30, 2004, the Company recognized approximately $184,000 of the balance of the proceeds which had been placed in escrow from the sale of its Keewaydin property in July 2003, as a result of the expiration of the contingency period. This amount and the reversal of the impairment reserve are reflected in income from discontinued operations during the three and six months ended June 30, 2004.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Segment Information (continued)

Property Development and Land Investments - Wellsford Development

Palomino Park

At June 30, 2004, the Company had an 85.85% interest as managing owner in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as rental property. A 264 unit fourth phase has been converted into condominiums. Sales commenced in February 2001 and through June 30, 2004, the Company has sold 238 units. The Company is actively exploring the development and construction of a 259 unit condominium project on the land for the remaining fifth phase. The Company's equity in Palomino Park is approximately $11,240,000 at June 30, 2004.

The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project
	2004	2003	2004	2003	Total
Number of units sold	19	11	29	16	238
Gross proceeds	$4,658,000	$2,461,000	$6,944,000	$3,657,000	$52,046,000
Principal paydown on Silver Mesa
Conversion Loan (A)	$--	$3,327,000	$--	$4,318,000	$32,000,000

(A)	The Silver Mesa Conversion Loan was prepaid fully during May 2003.

East Lyme

During June 2004, the Company purchased a 100 single family home site in East Lyme, Connecticut for approximately $6,200,000. The Company is in the process of finalizing an agreement with a home builder who would construct and sell the homes on the site and who will have a 5% interest in the project and receive other consideration. The Company is in the process of obtaining financing for the project and is expecting to start construction during the fourth quarter of 2004.

4.               Shareholders' Equity

The Company did not declare or distribute any dividends during the three and six months ended June 30, 2004 and 2003, respectively.

The following table details the components of comprehensive (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss)	$(2,313,570)	$(1,032,439)	$(9,832,463)	$(556,157)
Share of unrealized income on interest rate
protection contract purchased by joint
venture investment, net of income tax expense	18,904	23,458	50,429	152,611

Comprehensive (loss)	$(2,294,666)	$(1,008,981)	$(9,782,034)	$(403,546)

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

Shareholders' Equity (continued)

During March 2004, the Company received a modification to the terms of the letter of credit with Commerzbank AG (the credit enhancer on the $12,680,000 of tax-exempt Palomino Park bonds) to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity under the terms of the letter of credit agreement. During June 2004, the Company made the determination it would not meet the debt service coverage covenant at June 30, 2004. As a result, the Company notified Commerzbank AG and on July 28, 2004, the Company obtained an amendment to the letter of credit agreement eliminating the debt service coverage covenant effective as of June 30, 2004 and continuing through the May 2005 maturity. The Company was in compliance with the other covenants at June 30, 2004.

5.               Share Option Plans

Pursuant to the provisions of SFAS No. 148, the pro forma net (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:

(amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) - as reported	$(2,314)	$(1,032)	$(9,832)	$(556)
Add stock option expense included in net (loss)
income as reported, net of tax	33	--	66	--
Deduct fair value expense for stock options, net of tax	(54)	(41)	(109)	(82)

Net (loss) - pro forma	$(2,335)	$(1,073)	$(9,875)	$(638)

Net (loss) per common share, basic and diluted:
As reported	$(0.36)	$(0.16)	$(1.52)	$(0.09)

Pro forma	$(0.36)	$(0.17)	$(1.53)	$(0.10)

6.               Income Taxes

The income tax expense (benefit) for the three and six months ended June 30, 2004 and 2003 results from the state and local taxes based upon income, minimum state and local taxes based upon capital and, in 2003, a provision for Federal income taxes.

The income tax benefit attributable to the Convertible Trust Preferred Securities in 2003 and the tax expense (benefit) of discontinued operations during 2004 and 2003 is based upon the expected Federal and/or state tax rates during such periods.

WCPT was established in 1997 to qualify as a real estate investment trust ("REIT") and to own the Company's investment in Wellsford/Whitehall. WCPT has qualified as a REIT through December 31, 2003. During the first quarter of 2004, the Company determined that WCPT may no longer qualify for REIT status as a result of non-qualifying income exceeding the maximum threshold due to sales of assets by Wellsford/Whitehall. As a result, the Company may be subject in the future to certain state taxes related to its interests in the operations of Wellsford/Whitehall. The Company does not believe that there will be a material impact to its operations or cash flows during 2004 as a result of WCPT not qualifying as a REIT.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(continued)

7.               Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and Convertible Trust Preferred Securities, if any.

The following table details the computation of earnings per common share, basic and diluted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
(Loss) from continuing operations	$(3,103,031)	$(1,026,897)	$(10,608,777)	$(596,089)
(Loss) income from discontinued operations, net
of income tax expense (benefit) of $17,000,
$(13,000), $17,000 and $10,000, respectively	789,461	(5,542)	776,314	39,932

Net (loss)	$(2,313,570)	$(1,032,439)	$(9,832,463)	$(556,157)

Denominator:
Denominator for net (loss) per common share, basic
- weighted average common shares	6,459,738	6,453,730	6,458,635	6,452,916

Effect of dilutive securities:
Stock options	--	--	--	--
Convertible Trust Preferred Securities	--	--	--	--

Denominator for net (loss) per common share,
diluted -weighted average common shares	6,459,738	6,453,730	6,458,635	6,452,916

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(0.48)	$(0.16)	$(1.64)	$(0.10)
Income from discontinued operations	0.12	--	0.12	0.01

Net (loss)	$(0.36)	$(0.16)	$(1.52)	$(0.09)

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.

Business

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units ("SBUs") within which it executes its business plan: (i) Commercial Property Investments which are held in the Company's subsidiary, Wellsford Commercial Properties Trust ("WCPT"), through its ownership interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"); (ii) Debt and Equity Investments - Wellsford Capital SBU; and (iii) Property Development and Land Investments - Wellsford Development SBU.

During March 2004, the Company's Board of Directors authorized and retained the investment banking firm of Lazard Fréres & Co. LLC to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. These may include a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent. There is no assurance as to which, if any, of the aforementioned alternatives may occur.

Commercial Property Investments - Wellsford/Whitehall

The Company's commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs") and a family based in New England (the “Family”). The Company had a 32.59% interest in Wellsford/Whitehall as of June 30, 2004. The manager of the joint venture is a Goldman Sachs and Whitehall affiliate.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $14,199,000 and $14,616,000 at June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004, Wellsford/Whitehall owned and operated 24 properties (including 16 office properties, five net-leased retail properties and three land parcels) totaling approximately 2,664,000 square feet of improvements, primarily located in New Jersey and Massachusetts. During July 2004, Wellsford/Whitehall completed a transaction whereby six Massachusetts office properties aggregating 891,000 square feet were transferred to the Family in exchange for its interest in Wellsford/Whitehall and other consideration.

Debt and Equity Investments - Wellsford Capital

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

At June 30, 2004, the Company had the following investments: (i) a direct debt investment of $2,064,000 which bore interest at 8.25% per annum during 2004 and has a maturity of December 31, 2005; (ii) approximately $25,829,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $23,011,000 in Second Holding Company, LLC ("Second Holding"), a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $2,817,000 in Clairborne Fordham Tower, L.L.C. ("Clairborne Fordham"), a company organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; and (iv) a $450,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Proeprty Development and Land Investments - Wellsford Development

The Company, through the Property Development and Land Investments - Wellsford Development SBU, engages in selective development activities of single family "for sale" housing and multifamily rental as opportunities arise and when justified by expected returns. The Company believes that by pursuing selective development activities, it can achieve returns which are greater than returns that could be achieved by acquiring stabilized multifamily rental properties. As part of its strategy, the Company may seek to issue tax-exempt bond financing authorized by local governmental authorities which generally bears interest at rates substantially below rates available from conventional financing.

At June 30, 2004, the Company had an 85.85% interest as managing owner in Palomino Park, a five phase, 1,800 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as rental property. A 264 unit fourth phase has been converted into condominiums. Sales commenced in February 2001 and through June 30, 2004, the Company has sold 238 units. The Company is actively exploring the development and construction of a 259 unit condominium project on the land for the remaining fifth phase. The Company's equity in Palomino Park is approximately $11,240,000 at June 30, 2004. Additionally, the Company purchased land in East Lyme, Connecticut in June 2004 for approximately $6,200,000 on which it plans to construct and sell 100 single family homes.

Other Segment Information

The following table provides physical occupancy rates and gross leasable square footage/gross rentable units by SBU at each specified date:

	Commercial Property Investments (A)		Property Development and Land Investments (C)
	Physical Occupancy %	Gross Leasable Square Feet	Physical Occupancy %	Gross Rentable Units
June 30, 2004 pro forma (B)	51%	1,773,000	96%	1,184
June 30, 2004	46%	2,664,000	96%	1,184
March 31, 2004	52%	2,664,000	95%	1,184
December 31, 2003	69%	2,538,000	88%	1,184
September 30, 2003	73%	2,206,000	91%	1,184
June 30, 2003	73%	2,206,000	87%	1,184
March 31, 2003	73%	2,346,000	93%	1,184
December 31, 2002	76%	3,328,000	95%	1,184

(A)	Physical Occupancy % and Gross Leasable Square Feet exclude square feet for properties under renovation of 270,000 square feet at December 31, 2003 and 546,000 square feet at September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002. No properties were classified as under renovation at June 30, 2004.

(B)	Reflects Physical Occupancy % and Gross Leasable Square Feet for the Commercial Property Investments considering the effect of the transaction with the family in July 2004.
(C)	For the quarter ended June 30, 2004, the average concession was approximately three months of rent on a 12-month lease.

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

The Company has three variable interest entities, one of which is consolidated and two which are not under the provisions of FIN 46. During the first quarter of 2004, based on the provisions of FIN 46, the Company was required to deconsolidate the entity which issued the Convertible Trust Preferred Securities. The provisions of FIN 46 do not allow for a reclassification of prior period presentations to conform with the current period presentation. As a result of deconsolidation, the Company recorded its $775,000 voting equity interest in WRP Convertible Trust I as an investment in joint ventures. WRP Convertible Trust I holds $25,775,000 of 8.25% junior subordinated debentures (the "Debentures") of the Company, which is included in total liabilities at June 30, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation. The expense of $509,000 and $1,050,000 for the Debentures and related cost amortization is included in interest expense for the three and six months ended June 30, 2004. The expense for the comparable prior periods is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. There is no impact on the cash flows of the Company upon adoption.

Results of Operations

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

The change in net (loss) per share, basic and diluted from a loss in 2003 of $(0.16) per share to a (loss) in 2004 of $(0.36) per share, is attributable to a current period (loss) of $(2,314,000), whereas in the 2003 period, the Company had a (loss) of $(1,032,000).

Rental revenue decreased $175,000. This decrease is due to the impact of rent concessions in excess of the 2003 period at all phases of Palomino Park in the Wellsford Development SBU ($400,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and all units being classified as sales inventory by December 31, 2003 whereas certain units were still being rented during the 2003 period as compared to the 2004 period ($192,000), offset by increased average physical occupancy at the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($417,000).

Revenues from sales of residential units and the associated cost of sales from such units were $4,658,000 and $3,856,000, respectively, from 19 sales during the three months ended June 30, 2004 and were $2,461,000 and $2,126,000, respectively, from 11 sales during the corresponding 2003 period. The average pre-tax income from 2004 unit sales was approximately $12,000 greater per unit than in the corresponding 2003 period as a result of a reduced commission rate on the units sold and no interest costs included in cost of sales in 2004 as the outstanding debt balance was repaid in May 2003.

Interest revenue decreased $700,000. This decrease is primarily due to reduced interest of $780,000 on loans from lower average outstanding loan balances in the 2004 period as compared to the 2003 period (including $758,000 related to the loss of revenue during the second quarter of 2004 from the 277 Park Loan prepayment in September 2003), offset by increased interest earned on cash and securities of $96,000 from a higher average outstanding investable cash and U.S. Government securities balance during the current period versus the comparable 2003 period.

Fee revenue decreased $89,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $84,000 during 2003, with no fees earned in the 2004 period. The Company's management fees for its role in the Second Holding investment increased by $5,000. Fee revenue will be impacted in the future by changes in the amount of assets under management by Second Holding as a result of the decision not to purchase any new assets and allow the run-off of existing investments.

Property operating and maintenance expense decreased $108,000. This decrease is primarily the result of a decline in operating expenses for the Silver Mesa phase from continuing unit sales during 2003 and 2004 (see sales discussion above) ($90,000).

The decrease in real estate taxes of $3,000 is attributable to reduced taxes from fewer Silver Mesa units from continuing sales ($43,000) and reduced taxes on the Gold Peak land from a lower assessment ($14,000), almost entirely offset by higher estimates for assessments and rates in the 2004 period as compared to the 2003 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($54,000).

Depreciation and amortization expense decreased $71,000. This decrease is primarily attributable to the Company expensing $76,000 of unamortized warrant costs in 2003 with no such expense in the 2004 period as the entire unamortized balance was written-off at December 31, 2003 in connection with the impairment charge recorded by Wellsford/Whitehall. The decrease is additionally impacted by no depreciation expense recorded on the Silver Mesa units as all of the units were transferred from operations to residential units available for sale during 2003 ($34,000), offset by additional amortization related to the Clairborne Fordham venture recorded in the second quarter of 2004 ($40,000).

Aggregate interest expense increased $467,000. This increase is attributable to interest expense on $25,775,000 of Debentures during the period of $509,000 as a result of the adoption of FIN 46 and the deconsolidation of the Convertible Trust Preferred Securities, as previously described, whereas such expense was treated as a distribution in the 2003 period. In addition, the 2004 period had a higher average base interest rate on the Palomino Park Bonds as compared to the 2003 period ($2,000). These increases where offset by lower average outstanding principal balances with respect to the other Palomino Park phases' loans ($22,000) and capitalized interest of $22,000 in 2004 with no amounts capitalized in the 2003 period.

General and administrative expenses increased $371,000 as described below:

	For the Three Months Ended June 30,
	2004	2003	(Decrease) Increase
General and administrative expense per Statements of Operations	$1,786,000	$1,415,000	$371,000
Less non-cash component of general and administrative expenses for:
Amortization of stock generally issued into deferred
compensation plan	--	63,000	(63,000)
Expensing of stock options	33,000	--	33,000

Total non-cash component of general and administrative expenses	33,000	63,000	(30,000)

Cash component of general and administrative expenses (A)	$1,753,000	$1,352,000	$401,000

(A)	The principal reason for the increase in the cash component of general and administrative expenses is primarily the costs to retain an investment banker and expected additional costs for compliance with the Sarbanes-Oxley Act.

The Company recognized a (loss) of $(1,014,000) in the three months ended June 30, 2004 from its joint venture investments as compared to a (loss) of $(175,000) in 2003. An analysis of the change follows:

	For the Three Months Ended June 30,
	2004	2003	Increase (Decrease)
Wellsford/Whitehall:
(Loss) from continuing operations (A)	$(1,594,000)	$(337,000)	$(1,257,000)
Net gain from assets sold (B)	--	280,000	(280,000)
Write-off of deferred debt costs and prepayment penalties
from debt pay-offs and interest expense on assets sold (B)	--	(540,000)	540,000
(Loss) from discontinued operations (A) (B)	(9,000)	(35,000)	26,000

(Loss) from Wellsford/Whitehall	(1,603,000)	(632,000)	(971,000)
Second Holding	470,000	368,000	102,000
Clairborne Fordham	119,000	90,000	29,000
Other	--	(1,000)	1,000

(Loss) from joint ventures	$(1,014,000)	$(175,000)	$(839,000)

(A)	Both periods were impacted by the sale of properties during 2003, lower occupancy and continuing declines in rental rates.
(B)	One property was classified as held for sale at December 31, 2003. Two properties and one land parcel were sold during the 2003 period with no sales in the corresponding 2004 period. The write-off of deferred debt costs relates to the properties held for sale or sold which were encumbered.

Minority interest changed $43,000 to a benefit of $4,000 in the 2004 period from a benefit of $47,000 in the 2003 period, primarily attributable to minority interest benefit related to the consolidation of an entity in accordance with the provisions of FIN 46 ($15,000), offset by a change in minority interest for the Wellsford Development SBU to an expense of $11,000 in the 2004 period as compared to a benefit of $47,000 in the 2003 period due to income during the quarter in 2004 from that SBU whereas the comparable 2003 period reported a loss.

The change in income tax expense to $59,000 in 2004 compared to a benefit of $467,000 in 2003 results primarily from a reversal of the first quarter tax provision during 2003 with no such benefit available in 2004.

The change in after tax cost of the Convertible Trust Preferred Securities results from reclassifying this expense for the 2004 period into interest expense as a result of the adoption of FIN 46 (see interest expense discussion).

Income (loss) from discontinued operations, after taxes, reflects the reclassification of the revenue and expenses from the two VLP properties in the Wellsford Capital SBU as a result of the change in classification to held for sale at June 30, 2003. The income (loss) from discontinued operations was $789,000 and $(6,000) for the three months ended June 30, 2004 and 2003, respectively. The change between the two periods is primarily attributable to the sale of the remaining property during April 2004, at which time, the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the three months ended June 30, 2004, the sum of which aggregated $809,000. This amount was partially offset by the loss of operating income between the periods and the effect of state income taxes.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

The change in net (loss) per share, basic and diluted from a (loss) in 2003 of $(0.09) per share to a loss in 2004 of $(1.52) per share, is attributable to a current period (loss) of $(9,832,000), whereas in the 2003 period, the Company had a (loss) of $(556,000). The results for the six months ended June 30, 2004 were impacted by the Company's share of an impairment charge recorded by its Second Holding joint venture. The charge at the

Second Holding level of $13,230,000 (of which the Company's 51% allocation was $6,759,000), related to the write-down of one of its investments to its deemed fair value as a result of an other than temporary decline in the market value of the bonds and underlying aircraft collateral.

Rental revenue decreased $729,000. This decrease is due to the impact of rent concessions in excess of the 2003 period at all phases of Palomino Park in the Wellsford Development SBU ($755,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and all units being classified as sales inventory by December 31, 2003, whereas certain units were still being rented during the 2003 period as compared to the 2004 period ($434,000), offset by increased average physical occupancy at the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($460,000).

Revenues from sales of residential units and the associated cost of sales from such units were $6,944,000 and $5,770,000, respectively, from 29 sales during 2004 and were $3,657,000 and $3,181,000, respectively, from 16 sales during the corresponding 2003 period. The average pre-tax income from 2004 unit sales was approximately $11,000 greater per unit than in the corresponding 2003 period as a result of a reduced commission rate on the units sold and no interest costs included in cost of sales in 2004 as the outstanding debt balance was repaid in May 2003.

Interest revenue decreased $1,408,000. This decrease is due to reduced interest of $1,550,000 on loans from lower average outstanding loan balances in the 2004 period as compared to the 2003 period (including $1,508,000 related to the loss of revenue during the 2004 period from the 277 Park Loan prepayment in September 2003) and $31,000 of non-recurring income earned in 2003 with no 2004 equivalent, offset by increased interest earned on cash and U.S. Government securities of $173,000 from a higher average outstanding investable cash and securities balance during the current period versus the comparable 2003 period.

Fee revenue decreased $384,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $46,000 during 2004, as compared to fees of $430,000 earned in the 2003 period. The Company's management fees for its role in the Second Holding investment were unchanged. Fee revenue will be impacted in the future by changes in the amount of assets under management by Second Holding as a result of the decision not to purchase any new assets and allow the run-off of existing investments.

Property operating and maintenance expense decreased $5,000. This decrease is primarily the result of a decline in operating expenses for the Silver Mesa phase from continuing unit sales during 2003 and 2004 (see sales discussion above) ($163,000), almost entirely offset by increases in utilities, advertising, payroll and replacements at the other phases of Palomino Park ($158,000).

The increase in real estate taxes of $22,000 is attributable to higher estimates for assessments and rates in the 2004 period as compared to the 2003 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($92,000), offset by reduced taxes from fewer Silver Mesa units from continuing sales ($42,000) and reduced taxes on the Gold Peak land from a lower assessment ($28,000).

Depreciation and amortization expense decreased $1,159,000. This decrease is primarily attributable to the Company expensing $1,171,000 of unamortized warrant costs in 2003, including $1,001,000 attributable to asset sales in that period, with no such expense in the 2004 period as the entire unamortized balance was written-off at December 31, 2003 in connection with the impairment charge recorded by Wellsford/Whitehall. The decrease is additionally impacted by no depreciation expense recorded on the Silver Mesa units as all of the units were transferred from operations to residential units available for sale during 2003 ($69,000), offset by additional amortization related to the Clairborne Fordham venture recorded during the six months ended June 30, 2004 ($80,000).

Aggregate interest expense increased $1,084,000. This increase is attributable to interest expense on $25,775,000 of Debentures during the period of $1,050,000 as a result of the adoption of FIN 46 and the deconsolidation of the Convertible Trust Preferred Securities, as previously described, whereas such expense was treated as a distribution in the 2003 period. The increase is also attributable to the Green River phase as the 2004 period includes interest for the entire quarter at a higher fixed rate on a larger average outstanding balance on the permanent financing, whereas during the 2003 period, there was a lower variable interest rate on a lower amount of construction financing until the permanent financing was in place in February 2003 ($76,000). In addition, the 2004 period had a higher average base interest rate on the Palomino Park Bonds as compared to the 2003 period ($16,000). These increases where offset by lower average outstanding principal balances with respect to the other Palomino Park phases' loans ($30,000) and capitalized interest of $28,000 in 2004 with no amounts capitalized in the 2003 period.

General and administrative expenses increased $674,000 as described below:

	For the Six Months Ended June 30,
	2004	2003	(Decrease) Increase
General and administrative expense per Statement of Operations	$3,599,000	$2,925,000	$674,000
Less non-cash component of general and administrative expenses for:
Amortization of stock generally issued into deferred
compensation plan	--	151,000	(151,000)
Expensing of stock options	66,000	--	66,000

Total non-cash component of general and administrative expenses	66,000	151,000	(85,000)

Cash component of general and administrative expenses (A)	$3,533,000	$2,774,000	$759,000

(A)	The principal reason for the increase in the cash component of general and administrative expenses is primarily the costs to retain an investment banker and expected additional costs for compliance with the Sarbanes-Oxley Act.

The Company recognized a (loss) of $(6,106,000) in the six months ended June 30, 2004 from its joint venture investments as compared to income of $2,410,000 in 2003. An analysis of the change follows:

	For the Six Months Ended June 30,
	2004	2003	Increase (Decrease)
Wellsford/Whitehall:
(Loss) from continuing operations (A)	$(2,239,000)	$(391,000)	$(1,848,000)
Net gain from assets sold (B)	1,672,000	2,837,000	(1,165,000)
Write-off of deferred debt costs and prepayment penalties
from debt pay-offs and interest expense on assets sold (B)	(22,000)	(1,466,000)	1,444,000
Income from discontinued operations (A) (B)	122,000	533,000	(411,000)

(Loss) income from Wellsford/Whitehall	(467,000)	1,513,000	(1,980,000)
Second Holding (C)	(5,851,000)	719,000	(6,570,000)
Clairborne Fordham	212,000	179,000	33,000
Other	--	(1,000)	1,000

(Loss) income from joint ventures	$(6,106,000)	$2,410,000	$(8,516,000)

(A)	Both periods were impacted by the sale of properties during 2003, lower occupancy and continuing declines in rental rates.
(B)	One property was classified as held for sale at December 31, 2003. Ten properties and one land parcel were sold during the 2003 period with one sale in the corresponding 2004 period. The write-off of deferred debt costs relates to the properties held for sale or sold which were encumbered.
(C)	The decrease in earnings is a result of a $13,230,000 impairment charge taken by Second Holding during the first quarter 2004, as previously described, of which the Company's share was $6,759,000.

Minority interest changed $3,000 to a benefit of $44,000 in the 2004 period from a benefit of $41,000 in the 2003 period, primarily attributable to a minority interest benefit related to the consolidation of an entity in accordance with the provisions of FIN 46 ($30,000), offset by a reduction in the minority interest benefit from a smaller loss in the Wellsford Development SBU in 2004 as compared to the 2003 period ($27,000).

The change in income tax expense to $99,000 in 2004 compared to an expense of $214,000 in 2003 results primarily from larger losses in 2004 than 2003.

The change in after tax cost of the Convertible Trust Preferred Securities results from reclassifying this expense for the 2004 period into interest expense as a result of the adoption of FIN 46 (see interest expense discussion).

Income (loss) from discontinued operations, after taxes, reflects the reclassification of the revenue and expenses from the two VLP properties in the Wellsford Capital SBU as a result of the change in classification to held for sale at June 30, 2003. The income (loss) from discontinued operations was $776,000 and $40,000 for the six months ended June 30, 2004 and 2003, respectively. The change between the two periods is primarily attributable to the sale of the remaining property during April 2004, at which time, the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the three months ended June 30, 2004, the sum of which aggregated $809,000. That amount was partially offset by the loss of operating income between the periods and the effect of state income taxes.

Liquidity and Capital Resources

Consolidated for the Company

The Company expects to meet its short-term liquidity requirements, such as operating expenses, debt service on mortgage notes payable and debentures and the share of any financing requirements of its Wellsford/Whitehall venture, generally through its available cash, sales of residential units in the Wellsford Development SBU, distributions from investments in joint ventures and cash provided by rental and interest revenues.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, credit enhancement expirations, financing acquisitions, new investments and development, financing capital improvements, minority interest distributions, joint venture financing requirements (including the Company's share of any financing requirements for Wellsford/Whitehall) and Debenture distributions through the use of available cash, maturing investments in U.S. Government securities, receipt of payments related to notes receivable, distributions from investments in joint ventures, refinancings and the issuance of debt and the offering of additional debt and equity securities. The Company considers its cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long-terms.

Wellsford/Whitehall

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations, tenant improvements and leasing costs of its properties, repayments of debt maturities and operating expenses with available cash, operating cash flow from its properties, refinancing and/or restructuring of existing loans, sales of properties and additional financing or preferred equity, as described below, from the principal owners of Wellsford/Whitehall, if required. Wellsford/Whitehall sold one property during the six months ended June 30, 2004 and realized approximately $10,500,000 of net proceeds which were used for working capital purposes by the venture.

Wellsford/Whitehall executed an amended agreement with General Electric Capital Corporation ("GECC") effective April 1, 2004, relating to the modification of the $106,000,000 loan (the "GECC Facility"). The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum and a $16,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall was required to establish lock box arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility. The loan is collateralized by eight office properties in New Jersey and one in Massachusetts.

In July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of $64,252,000 ("Nomura Loan") at June 30, 2004, along with related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the Family that owned an aggregate 7.45% equity interest in Wellsford/Whitehall (the "Family Partnership"), in exchange for the Family's equity interests in Wellsford/Whitehall. The Family also agreed to eliminate an existing tax indemnity which Wellsford/Whitehall had to the Family's members. As a result of this transaction, Wellsford/Whitehall expects to record a loss of approximately $5,000,000 during the three months ending September 30, 2004, of which the Company's share is approximately $1,600,000. As a result of the redemption, the Company's interest in Wellsford/Whitehall will increase to 35.21%.

Since March 2004, Wellsford/Whitehall had not made a portion of its scheduled monthly debt service payments on the Nomura Loan. The manager of Wellsford/Whitehall withheld these debt service payments and met with the special servicer to present and discuss various potential debt term alternatives. The portion of the scheduled payments not being made related to the amount by which the debt service due each month exceeded the aggregate rent receipts of the above mentioned six properties, which were payable directly into a lockbox with the lender and were insufficient as a result of low occupancy at these properties. The special servicer has agreed to waive default interest in connection with the nonpayment and restructured the Nomura Loan with the Family Partnership which acquired the six properties as described above.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35%, or $2,800,000), however, there can be no assurance that this amount will be sufficient. At June 30, 2004, no amounts were advanced by either partner under this agreement. At June 30, 2004, Wellsford/Whitehall's cash and cash equivalents balance was approximately $9,075,000 and restricted cash available for certain capital improvements was approximately $7,755,000.

Second Holding

Second Holding's liquidity requirements for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments from amortization of investments and upon repayment of investments at maturity. Second Holding also has $375,000,000 available on its line of credit at June 30, 2004; there were no borrowings on this line of credit at June 30, 2004. The nature of Second Holding's business results in the entity being highly leveraged.

During the second quarter of 2004, the partner owning the 35% income interest informed management of Second Holding that it would not approve the purchase of any further investments, thereby under the terms of the partnership agreement, preventing any future acquisitions of investments. The partners are evaluating alternatives available to Second Holding in addition to holding existing assets through respective maturities and then paying down related debt. As a consequence, operating income, fees to be earned and cash flows to be received by the Company from Second Holding will be reduced in the future.

Other Items Impacting the Company's Liquidity and Resources

REIT Qualification of WCPT

WCPT was established in 1997 to qualify as a real estate investment trust ("REIT") and to own the Company's investment in Wellsford/Whitehall. WCPT has qualified as a REIT through December 31, 2003. During the first quarter of 2004, the Company determined that WCPT may no longer qualify for REIT status as a result of non-qualifying income exceeding the maximum threshold due to sales of assets by Wellsford/Whitehall. As a result, the Company may be subject in the future to certain state taxes related to its interests in the operations of Wellsford/Whitehall. The Company does not believe that there will be a material impact to its operations or cash flows during 2004 as a result of WCPT not qualifying as a REIT.

Wellsford/Whitehall

A buy/sell agreement of equity interests between the Company and Whitehall can be exercised by either partner after December 31, 2003 with respect to the Wellsford/Whitehall venture (the "Buy/Sell Agreement"). The nature of the Buy/Sell Agreement allows for either the Whitehall funds, as a group, or the Company to provide notice that it intends to purchase the non-initiating partner's interest at a specific price per unit. The non-initiating partner may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the Wellsford/Whitehall GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither partner has exercised its buy/sell right under the Buy/Sell Agreement.

Second Holding

Second Holding recorded an impairment charge of $13,230,000 (of which the Company's share was $6,759,000) related to the write-down of one of its investments during the first quarter of 2004, to its deemed fair value as a result of an other than temporary decline in the market value of the bonds and underlying aircraft collateral. The rating for this investment was downgraded to BBB+ from A- by Standard & Poor's during the first quarter of 2004. This investment was sold by Second Holding during May 2004 and Second Holding recorded a recovery of the impairment charge of $300,000 during the second quarter of 2004 (of which the Company's share was $153,000).

During the three months ended June 30, 2004, the partners of Second Holding agreed to cease making any distributions to its partners (including the partner who has a 35% income interest) until the impairment charge is recovered through future earnings.

The following table details the allocation of investments for Second Holding:

(amounts in thousands, except percentages)	June 30, 2004		December 31, 2003
Security for Investments (A)	Amount	Percent	Amount	Percent
Real estate	$509,114	35%	$562,196	32%
Corporate debt	418,351	29%	446,210	26%
Consumer/trade receivables	100,000	7%	125,000	7%
Other asset-backed securities	438,331	29%	610,876	35%

Total investments (B)	$1,465,796	100%	$1,744,282	100%

Total assets (C)	$1,809,401		$1,903,919

Standard & Poor's Ratings of Investments

AAA	$1,050,340	72%	$1,239,233	71%
AA+	79,519	5%	65,176	4%
AA	178,854	12%	202,780	12%
AA-	78,701	5%	116,002	7%
A+	17,922	1%	24,922	1%
A	53,460	4%	59,169	3%
A-	7,000	1%	37,000	2%

Total investments (B)	$1,465,796	100%	$1,744,282	100%

(A)	Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B)	Investments are variable rate based at a weighted average annual interest rate of 1.86% and 1.78% at June 30, 2004 and December 31, 2003, respectively.
(C)	Includes $323,170 of cash and cash equivalents and $20,435 of other assets at June 30, 2004. The December 31, 2003 amount includes $133,389 of cash and cash equivalents and $26,248 of other assets.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,758,736,000 and $1,837,701,000 at June 30, 2004 and December 31, 2003, respectively, including junior subordinated bonds due in April 2010 of $100,000,000 at June 30, 2004 and December 31, 2003. Second Holding debt had a weighted average annual interest rate of 1.28% and 1.22% at June 30, 2004 and December 31, 2003, respectively, after the effect of swaps on fixed rate debt to a floating rate.

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

The agreement provides for all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Principal payments aggregating approximately $1,300,000 and $4,885,000 were made during the three and six months ended June 30, 2004, respectively, (of which the Company's share was $129,000 and $488,000, respectively) as a result of unit sales and other income generated by the project on the retail space and parking facility.

The Company and Clairborne Fordham have (i) concluded that their respective investment and loan balances are not impaired at June 30, 2004 and (ii) determined to recognize a portion of the additional interest over the expected remaining life of the loan. The Company's share of income for the three and six months ended June 30, 2004 was approximately $119,000 and $212,000, respectively. The Company did not recognize any additional interest during the comparable 2003 periods, but earned contractual interest of $90,000 and $179,000 for the three and six months ended June 30, 2003, respectively, on the then outstanding loan balance. The Company's equity investment in Clairborne Fordham was $2,817,000 and $3,186,000 at June 30, 2004 and December 31, 2003, respectively.

The Company and its partner in Clairborne Fordham are negotiating an agreement with the owners of Fordham Tower to take over ownership of the remaining 19 unsold units, as well as the 188 space parking garage and 12,000 square feet of retail space. It is the intention of Clairborne Fordham to complete the orderly sell-out of these components. Management of the Company believes that this transaction, if it happens, will not result in any loss to Clairborne Fordham or the Company.

421 Chestnut Street Sale and Keewaydin Sale Contingent Proceeds

During April 2004, the Company sold the 421 Chestnut Street property for net proceeds of approximately $2,700,000. This asset was the last remaining asset from the Company's 1998 acquisition of Value Property Trust. The Company reversed approximately $625,000 of previously recorded impairment reserves. At June 30, 2004, the Company recognized approximately $184,000 of the balance of the proceeds which had been placed in escrow from the sale of its Keewaydin property in July 2003, as a result of the expiration of the contingency period. This amount and the reversal of the impairment reserve are reflected in income from discontinued operations during the three and six months ended June 30, 2004.

Silver Mesa Condominium Sales

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 238 units have been sold through June 30, 2004. The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project
	2004	2003	2004	2003	Total
Number of units sold	19	11	29	16	238
Gross proceeds	$4,658,000	$2,461,000	$6,944,000	$3,657,000	$52,046,000
Principal paydown on Silver Mesa
Conversion Loan (A)	$--	$3,327,000	$--	$4,318,000	$32,000,000

(A)	The Silver Mesa Conversion Loan was prepaid fully during May 2003.

The Company's sales of residential units at Silver Mesa have a seasonal trend where sales are generally higher in the summer and fall months than during the winter and early spring. Sales may be additionally impacted by actual and/or expected changes to interest rates. Therefore, current and past quarterly results may not be indicative of the sales pace in future quarters.

Palomino Park Bonds

During March 2004, the Company received a modification to the terms of the letter of credit with Commerzbank AG (the credit enhancer on the $12,680,000 of tax-exempt Palomino Park bonds) to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity under the terms of the letter of credit agreement. During June 2004, the Company made the determination that it would not meet the debt service coverage covenant at June 30, 2004. As a result, the Company notified Commerzbank AG and on July 28, 2004, the Company obtained an amendment to the letter of credit agreement eliminating the debt service coverage covenant effective as of June 30, 2004 and continuing through the May 2005 maturity. The Company was in compliance with the other covenants at June 30, 2004.

East Lyme

During June 2004, the Company purchased a 100 single family home site in East Lyme, Connecticut for approximately $6,200,000. The Company is in the process of finalizing an agreement with a home builder who would construct and sell the homes on the site and who will have a 5% interest in the project and receive other consideration. The Company is in the process of obtaining financing for the project and is expecting to start construction during the fourth quarter of 2004.

Cash Flows

For the six months ended June 30, 2004

Cash flow provided by operating activities of $2,702,000 consists of the following items: (i) the Company's share of an impairment charge from investments in joint ventures of $6,606,000, (ii) a decrease in residential units held for sale of $5,064,000, (iii) depreciation and amortization of $2,294,000, (iv) a decrease in assets held for sale of $449,000, (v) a decrease in prepaid and other assets of $341,000, (vi) the value of option grants for director compensation of $66,000, (vii) shares issued for director compensation of $32,000 and (viii) the net amortization of premiums/discounts on U.S. Government securities of $11,000, offset by (ix) the period's net (loss) of $(9,832,000), (x) gain on sale of assets and release of contingent liability of $809,000, (xi) a decrease in accrued expenses and other liabilities of $528,000, (xii) an increase in restricted cash and investments of $443,000, (xiii) a decrease in liabilities attributable to assets held for sale of $317,000, (xiv) distributions less than joint venture income of $188,000 and (xv) undistributed minority interest benefit of $44,000.

Cash flow used in investing activities of $5,287,000 is primarily the effect of additions for land held for development of $6,941,000, purchases of U.S. Government securities during the period of $2,558,000 and investments in real estate assets of $2,000, partially offset by proceeds from the sale of real estate assets of $2,694,000, the repayments of notes receivable of $1,032,000 and capital distributions from the Clairborne Fordham joint venture of $488,000.

Cash flow used in financing activities of $697,000 is primarily the payment of principal amortization for mortgage notes payable of $733,000, partially offset by the effect of option exercises during the period of $36,000.

For the six months ended June 30, 2003

Cash flow provided by operating activities of $4,069,000 consists of the following adjustments to the period's net (loss) of $(556,000): (i) depreciation and amortization of $3,453,000, (ii) a decrease in the balance of residential units available for sale of $2,732,000, (iii) a decrease in the balance of prepaid and other assets of $922,000, (iv) amortization of deferred compensation of $151,000, (v) a decrease in the balance of restricted cash and investments of $131,000 and (vi) shares issued for director compensation of $48,000, partially offset by (vii) a decrease in the balance of accrued expenses and other liabilities of $1,374,000, (viii) undistributed joint venture income of $1,322,000, (ix) a decrease in liabilities attributable to assets held for sale of $53,000, (x) undistributed minority interest benefit of $41,000 and (xi) a decrease in assets held for sale of $22,000.

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

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission ("SEC") on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand by tenants for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; ability to find suitable investments; future impairment charges as a result of possible continuing declines in the expected values and cash flows of owned properties and investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses, including, but not limited to, energy, water and insurance; the availability of insurance coverages; the inability to obtain construction financing for its development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; risk of foreclosure on collateral; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks associated with the ability to renew or obtain necessary credit enhancements from third parties; risks of subordinate loans; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium, residential and commercial properties; the uncertainties regarding the Buy/Sell Agreement between the Company and Whitehall with respect to the Wellsford/Whitehall venture including, but not limited to, whether either partner will exercise their rights there under, the timing of such exercise, and the inability by the ultimate purchaser to meet the financial terms of such transaction; future impairment charges as a result of the completion of analyses by the manager of Wellsford/Whitehall upon the recording of the transfer of the Nomura Loan collateral and redemption of the Family's equity interests in the third quarter of 2004; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality and increasing interest rates on the Company's ability to sell condominium units and single family "for sale" housing; environmental risks; uncertainities as to what decisions and transactions may result from the Company's current assessment of its strategic business alternatives, which may include, but not be limited to, a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk.

One of the Company's primary market risk exposures is to changes in interest rates. The Company and its joint venture investments each generally manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The investments described below are generally made for long-term investing and not for trading purposes. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable, investments in securities and debt and its impact on annual net income:

(amounts in thousands, except per share amounts)
	Balance at June 30, 2004	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Note receivable:
Fixed rate	$2,064	$--

Investment in U.S. Government securities:
Fixed rate	$30,063	--

Mortgage notes payable:
Variable rate	$12,680	(127)
Fixed rate	96,091	--

	$108,771	(127)

Debentures:
Fixed rate	$25,775	--

Proportionate share of assets and liabilities from investments in joint ventures:
Second Holding:
Investments and commercial paper:
Variable rate	$912,405	9,124

Debt:
Variable rate	$894,091	(8,941)

Net effect from Second Holding		183

Wellsford/Whitehall:
Debt:
Variable rate, with LIBOR cap (A)	$37,148	(371)
Fixed rate	26,142	--

	$63,290

Effect from Wellsford/Whitehall		(371)

Clairborne Fordham:
Fixed rate (B)	$2,402	--

Net decrease in annual income, before minority interest
benefit and income tax benefit		(315)
Minority interest benefit		18
Income tax benefit		--

Net decrease in annual net income		$(297)

Per share, basic and diluted		$(0.05)

(A)	Effective June 1, 2004, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $122,100, which limits Wellsford/Whitehall's LIBOR exposure to 6.86% until December 31, 2006. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in-effect 30-day LIBOR contract of 1.11% at June 30, 2004.
(B)	For purposes of this disclosure, the balance of the investment in Clariborne Fordham will be presented as a fixed rate investment as the balance does not accrue interest and future earnings from this venture by the Company will be based upon future proceeds from sales of units and commercial phases, or other capital events.

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
The Company holds a 32.59% equity interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"). The manager of Wellsford/Whitehall has withheld required shortfall payments (required payments in excess of lockbox receipts) on an existing $64,000,000 debt obligation to Nomura Asset Capital Management (the "Nomura Loan") during the months of March, April, May, June and July 2004. The payments not made aggregate approximately $2,429,000 through July 31, 2004. In addition to the payment shortfalls, the special servicer of the loan has informed Wellsford/Whitehall and its manager that it is in violation of certain other conditions in the loan agreement. As a result of the non-payment, additional default interest of 5% per annum is effective from March 10, 2004.

The Company does not have any role in the day-to-day management of Wellsford/Whitehall which is managed by an affiliate of The Goldman Sachs Group, Inc. ("Goldman Sachs"). Other affiliates of Goldman Sachs own an aggregate 60% equity interest in the venture.

In July 2004, these default conditions were eliminated upon the transfer of six properties and assumption of the Nomura Loan by a newly formed partnership, unaffiliated with the Company or Wellsford/Whitehall. In addition, the payment of default interest was waived by the special servicer.

Item 4:	Submission of Matters to a Vote of Security Holders.
On June 29, 2004, the Company held its annual meeting of shareholders. A total of 6,334,076 common shares, representing approximately 98% of the 6,459,738 common shares outstanding and entitled to vote (including 169,903 class A-1 common shares), as of the record date (April 27, 2004) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and class A-1 common shares are hereinafter referred to as the "Common Shares".

At the meeting, Edward Lowenthal and David J. Neithercut were elected as directors to serve terms of three years expiring at the 2007 annual meeting of shareholders or, until their respective successors are duly elected and qualify. Each of the elected directors received the affirmative vote of at least 6,310,230 Common Shares. These elected directors join the following existing directors until their terms expire: Jeffrey H. Lynford, Douglas Crocker II and Mark S. Germain, whose terms expire in 2005 and Bonnie R. Cohen and Meyer "Sandy" Frucher, whose terms expire in 2006.

The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2004 by the affirmative vote of 6,281,553 Common Shares. Votes cast against the proposal were 52,298 Common Shares and 225 Common Shares abstained from voting.

Item 5:	Other Information.
None.
Item 6:	Exhibits and Reports on Form 8-K.
(a)	Exhibits filed with this Form 10-Q:
	Exhibit No.	Description
	3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
	3.2	Articles Supplementary classifying 350,000 Shares of Common Stock as Class A Common Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.3	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

	3.4	Bylaws of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
	10.65	Sale-Purchase Agreement, dated November 17, 2003, between Wellsford Capital Properties, L.L.C. and Todd M. Strine for the sale of 421 Chestnut Street, Philadelphia, Pennsylvania.
	10.66	First Amendment to Sale-Purchase Agreement, dated March 26, 2004, between Wellsford Capital Properties, L.L.C. and Todd M. Strine for the sale of 421 Chestnut Street, Philadelphia, Pennsylvania.
	10.67	July 2004 Amendment to the Letter of Credit Reimbursement Agreement, dated July 28, 2004, among Palomino Park Public Improvements Corporation, the Company and Commerzbank AG.
	10.68	Redemption Agreement, dated July 2, 2004, by and among Wellsford/Whitehall Group, L.L.C. and the Individuals Named as the Saracen Members.
	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

	Exhibit No.	Description
	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
	32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
(b)	Reports on Form 8-K. During the quarter ended June 30, 2004, Wellsford Real Properties, Inc. filed the following reports on Form 8-K:

Date of Report (Date of Earliest Event)	Items Reported	Date Filed
May 4, 2004 (May 4, 2004)	The Company furnished under Item 12, a copy of the press release reporting the results for the first quarter ended March 31, 2004	May 4, 2004
April 13, 2004 (March 31, 2004)	The Company filed under Item 5, a copy of the press release reporting other events for Wellsford/Whitehall Group, L.L.C.	April 13, 2004

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

Dated:    August 3, 2004

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

Date: August 3, 2004

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

Date: August 3, 2004

By:	/s/ James J. Burns James J. Burns Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Wellsford Real Properties, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 5, 2004

A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.