Form 10-Q
period 2004-09-30
WELLSFORD REAL PROPERTIES INC
filed 2004-11-05
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2004

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917

Wellsford Real Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)

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
The number of the registrant’s shares of common stock outstanding was 6,461,830 as of November 2, 2004 (including 169,903 shares of class A-1 common stock).

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real estate assets, at cost:
Land	$18,735,969	$18,735,969
Buildings and improvements	113,560,185	113,556,952

	132,296,154	132,292,921
Less:
Accumulated depreciation	(19,966,567)	(16,774,867)

	112,329,587	115,518,054
Residential units available for sale	1,008,422	9,235,970
Construction in process at September 30, 2004 and land held for development at December 31, 2003	15,840,084	5,828,453

	129,178,093	130,582,477
Note receivable	2,064,000	3,096,000
Asset held for sale	--	2,334,535
Investment in joint ventures	36,399,739	53,759,723

Total real estate and investments	167,641,832	189,772,735

Cash and cash equivalents	52,009,987	55,377,515
Restricted cash and investments	10,622,279	10,210,405
Investments in U.S. Government securities	30,057,037	27,516,211
Prepaid and other assets	2,832,564	2,950,260

Total assets	$263,163,699	$285,827,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$108,401,881	$109,504,562
Junior subordinated debentures	25,775,000	--
Accrued expenses and other liabilities, including the liability for
deferred compensation of $10,343,626 and $9,748,487	16,682,164	16,283,419
Liabilities attributable to assets held for sale	--	317,486

Total liabilities	150,859,045	126,105,467

Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely 8.25%
junior subordinated debentures of Wellsford Real Properties, Inc.
("Convertible Trust Preferred Securities")	--	25,000,000

Minority interests	3,406,928	3,447,615

Commitments and contingencies

Shareholders' equity:
Series A 8% convertible redeemable preferred stock, $.01 par value
per share, 2,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, 98,825,000 shares authorized, $.02 par value per
share - 6,290,867 and 6,286,091 shares issued and outstanding	125,817	125,722
Class A-1 common stock, 175,000 shares authorized, $.02 par value
per share - 169,903 shares issued and outstanding	3,398	3,398
Paid in capital in excess of par value	162,770,268	162,736,723
Retained earnings (deficit)	(47,752,623)	(25,242,236)
Accumulated other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture investment,
net of income tax benefit	--	(50,429)
Treasury stock, 302,062 and 305,249 shares	(6,249,134)	(6,299,134)

Total shareholders' equity	108,897,726	131,274,044

Total liabilities and shareholders' equity	$263,163,699	$285,827,126

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Rental revenue	$3,330,548	$3,377,304	$10,107,727	$10,883,629
Revenue from sales of residential units	4,408,154	5,980,221	11,352,348	9,637,360
Interest revenue	307,325	5,310,401	798,023	7,209,551
Fee revenue	207,492	243,958	702,228	1,122,528

Total revenues	8,253,519	14,911,884	22,960,326	28,853,068

COSTS AND EXPENSES
Cost of sales of residential units	3,614,456	5,070,294	9,384,829	8,251,025
Property operating and maintenance	1,239,490	1,406,083	3,517,197	3,689,070
Real estate taxes	350,696	338,745	1,078,341	1,044,711
Depreciation and amortization	1,183,195	1,209,475	3,458,914	4,644,296
Property management	71,032	67,869	237,084	219,156
Interest:
Mortgage notes payable	1,478,903	1,663,247	4,767,074	4,916,993
Junior subordinated debentures	524,954	--	1,574,861	--
General and administrative	2,143,520	1,452,835	5,742,346	4,377,913

Total costs and expenses	10,606,246	11,208,548	29,760,646	27,143,164

(Loss) income from joint ventures	(10,277,532)	461,114	(16,383,563)	2,871,015

(Loss) income before minority interest, income taxes,
accrued distributions and amortization of costs on
Convertible Trust Preferred Securities and
discontinued operations	(12,630,259)	4,164,450	(23,183,883)	4,580,919

Minority interest (expense) benefit	(3,665)	16,137	40,182	57,486

(Loss) income before income taxes, accrued distributions
and amortization of costs on Convertible Trust Preferred
Securities and discontinued operations	(12,633,924)	4,180,587	(23,143,701)	4,638,405

Income tax expense	44,000	1,615,000	143,000	1,829,000

(Loss) income before accrued distributions and
amortization of costs on Convertible Trust Preferred
Securities and discontinued operations	(12,677,924)	2,565,587	(23,286,701)	2,809,405

Accrued distributions and amortization of costs on
Convertible Trust Preferred Securities, net of income
tax benefit of $330,000 and $540,000 in the respective
2003 periods	--	194,954	--	1,034,861

(Loss) income from continuing operations	(12,677,924)	2,370,633	(23,286,701)	1,774,544

(Loss) income from discontinued operations, net of income
tax expense of $--, $4,000, $17,000 and $14,000,
respectively	--	(12,564)	776,314	27,368

Net (loss) income	$(12,677,924)	$2,358,069	$(22,510,387)	$1,801,912

Per share amounts, basic and diluted:
(Loss) income from continuing operations	$(1.96)	$0.37	$(3.60)	$0.28
Income from discontinued operations	--	--	0.12	--

Net (loss) income	$(1.96)	$0.37	$(3.48)	$0.28

Weighted average number of common shares outstanding:
Basic	6,460,770	6,455,074	6,459,352	6,453,643

Diluted	6,460,770	6,456,818	6,459,352	6,454,424

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,510,387)	$1,801,912
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges and transaction losses from investments in joint ventures	17,009,114	--
Gain on sale of assets and release of contingent liability	(808,856)	--
Depreciation and amortization	3,486,900	4,672,282
Amortization of deferred compensation	--	214,496
Net amortization of premiums/discounts on U.S. Government securities	17,278	--
Distributions in excess of (less than) joint venture income	179,132	(1,515,052)
Undistributed minority interest (benefit)	(40,182)	(57,486)
Shares issued for director compensation	48,000	69,333
Value of option grants for director compensation	98,442	40,000
Changes in assets and liabilities:
Restricted cash and investments	(411,874)	(248,735)
Residential units available for sale	8,227,548	7,226,235
Assets held for sale	449,057	(203,386)
Prepaid and other assets	(8,225)	2,683,020
Accrued expenses and other liabilities	300,303	1,081,210
Liabilities attributable to assets held for sale	(317,486)	87,972

Net cash provided by operating activities	5,718,764	15,851,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	(3,233)	(9,379)
Construction in process	(10,011,631)	--
Return of capital from investments in joint ventures	827,888	--
Purchase of U.S. Government securities	(2,558,104)	--
Proceeds from the sale of real estate assets	2,694,334	4,165,467
Repayments of notes receivable	1,032,000	25,516,000

Net cash (used in) provided by investing activities	(8,018,746)	29,672,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes payable	--	40,000,000
Deferred financing costs	--	(316,881)
Repayments of mortgage notes payable	(1,102,681)	(42,376,187)
Distribution to minority interest	(505)	--
Proceeds from option exercises	35,640	--

Net cash (used in) financing activities	(1,067,546)	(2,693,068)

Net (decrease) increase in cash and cash equivalents	(3,367,528)	42,830,821
Cash and cash equivalents, beginning of period	55,377,515	38,581,841

Cash and cash equivalents, end of period	$52,009,987	$81,412,662

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, including amounts
capitalized of $202,927 and interest of $1,574,861 on Junior
Subordinated Debentures in 2004	$6,454,058	$4,911,321

Cash paid during the period for income taxes, net of tax refunds	$438,535	$(1,903,268)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Release of shares held in deferred compensation plan	$50,000	$75,000

Other comprehensive income; share of unrealized income on interest rate protection contract purchased by joint venture investment,
net of tax	$50,429	$177,841

The effect of deconsolidating $25,000,000 of Convertible Trust
Preferred Securities and recording $25,775,000 of junior
subordinated debentures and related joint venture investment	$775,000

Reclassification of Silver Mesa units from land, building and improvements and accumulated depreciation to residential units
available for sale		$4,036,979

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

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units (“SBUs”) within which it executes its business plan: (i) Commercial Property Investments – Wellsford/Whitehall SBU which are held in the Company’s subsidiary, Wellsford Commercial Properties Trust (“WCPT”), through its ownership interest in Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”); (ii) Debt and Equity Investments — Wellsford Capital SBU; and (iii) Property Development and Land Investments — Wellsford Development SBU.

During March 2004, the Company’s Board of Directors authorized and retained the investment banking firm of Lazard Frères & Co.LLC to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. These may include a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent. There is no assurance as to which, if any, of the aforementioned alternatives may occur. During this period, the Company has continued to sell assets at prices it deems appropriate.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004. The results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of a full year results.

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

The Company has four variable interest entities, two of which are consolidated and two of which are not consolidated under the provisions of FIN 46. During the first quarter of 2004, based on the provisions of FIN 46, the Company was required to deconsolidate the entity which issued the Convertible Trust Preferred Securities. The provisions of FIN 46 do not allow for a reclassification of prior period presentations to conform with the current period presentation. As a result of deconsolidation, the Company recorded its $775,000 voting equity interest in WRP Convertible Trust I as an investment in joint ventures. WRP Convertible Trust I holds $25,775,000 of 8.25% junior subordinated debentures (the “Debentures”) of the Company, which is included in total liabilities at September 30, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation. The expense of $525,000 and $1,575,000 for the Debentures and related cost amortization is included in interest expense for the three and nine months ended September 30, 2004. The expense for the comparable prior periods is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. There is no impact on the cash flows of the Company upon adoption.

Reclassification. Amounts in certain accounts in the Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and certain tables in the footnote disclosures have been reclassified to conform to the current period presentation, except as described above.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

As previously reported in Footnote 15 of the Company’s Consolidated Financial Statements and Notes included in the annual report on Form 10-K for the year ended December 31, 2003, previously reported income and per share amounts in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003 were adjusted to reflect adjustments subsequently recorded by Wellsford/Whitehall as follows:

	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003
Income from joint ventures as previously reported	$576,330	$2,911,625
Adjustment	(115,216)	(40,610)

Income from joint ventures as adjusted	$461,114	$2,871,015

Net income as previously reported	$2,434,285	$1,828,522
Adjustment	(76,216)	(26,610)

Net income as adjusted	$2,358,069	$1,801,912

Net income per share as previously reported	$0.38	$0.28
Adjustment	(0.01)	--

Net income per share as adjusted	$0.37	$0.28

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

3.	Segment Information

The Company’s operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:

(amounts in thousands)	Commercial Property Investments	Debt and Equity Investments	Property Development and Land Investments	Other*	Consolidated
September 30, 2004
Investment properties:
Real estate held for investment, net	$--	$--	$112,330	$--	$112,330
Residential units available for sale	--	--	1,008	--	1,008
Construction in process	--	495	15,345	--	15,840

Real estate assets, net	--	495	128,683	--	129,178
Note receivable	--	2,064	--	--	2,064
Investment in joint ventures	12,050	23,575	--	775	36,400
Cash and cash equivalents	--	6,163	595	45,252	52,010
Restricted cash and investments	--	--	278	10,344	10,622
U.S. Government securities	--	--	--	30,057	30,057
Prepaid and other assets	--	483	1,201	1,149	2,833

Total assets	$12,050	$32,780	$130,757	$87,577	$263,164

Mortgage notes payable	$--	$--	$108,402	$--	$108,402
Debentures	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	60	2,480	14,142	16,682
Minority interest	--	59	3,348	--	3,407
Equity	12,050	32,661	16,527	47,660	108,898

Total liabilities and shareholders' equity	$12,050	$32,780	$130,757	$87,577	$263,164

December 31, 2003
Investment properties:
Real estate held for investment, net	$--	$--	$115,518	$--	$115,518
Residential units available for sale	--	--	9,236	--	9,236
Land held for development	--	389	5,439	--	5,828

Real estate assets, net	--	389	130,193	--	130,582
Note receivable	--	3,096	--	--	3,096
Asset held for sale**	--	2,335	--	--	2,335
Investment in joint ventures	14,616	39,144	--	--	53,760
Cash and cash equivalents	--	6,635	551	48,192	55,378
Restricted cash and investments	--	--	462	9,748	10,210
U.S. Government securities	--	--	--	27,516	27,516
Prepaid and other assets	--	561	1,386	1,003	2,950

Total assets	$14,616	$52,160	$132,592	$86,459	$285,827

Mortgage notes payable	$--	$--	$109,505	$--	$109,505
Accrued expenses and other liabilities	--	41	2,815	13,427	16,283
Liabilities attributable to asset held for
sale**	--	317	--	--	317
Convertible Trust Preferred Securities	--	--	--	25,000	25,000
Minority interest	--	95	3,353	--	3,448
Equity	14,616	51,707	16,919	48,032	131,274

Total liabilities and shareholders' equity	$14,616	$52,160	$132,592	$86,459	$285,827

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, investment in WRP Convertible Trust I, other assets, accrued expenses and other liabilities that have not been allocated to the operating segments.
**	Asset held for sale in the Debt and Equity Investments SBU is net of the remaining impairment reserve of $2,153 at December 31, 2003.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial Property Investments	Debt and Equity Investments	Property Development and Land Investments	Other*	Consolidated
For the Three Months Ended September 30, 2004
Rental revenue	$--	$--	$3,331	$--	$3,331
Revenue from sales of residential units	--	--	4,408	--	4,408
Interest revenue	--	45	--	262	307
Fee revenue	--	207	--	--	207

Total revenues	--	252	7,739	262	8,253

Cost of sales of residential units	--	--	3,615	--	3,615
Operating expenses	--	4	1,657	--	1,661
Depreciation and amortization	--	83	1,079	21	1,183
Interest:
Mortgage notes payable	--	(7)	1,145	341	1,479
Debentures	--	--	--	525	525
General and administrative	--	--	--	2,143	2,143

Total costs and expenses	--	80	7,496	3,030	10,606

(Loss) income from joint ventures	(2,149)	(8,128)	--	--	(10,277)
Minority interest benefit (expense)	--	5	(9)	--	(4)

(Loss) income before income taxes and
discontinued operations	$(2,149)	$(7,951)	$234	$(2,768)	$(12,634)

For the Three Months Ended September 30, 2003
Rental revenue	$--	$--	$3,378	$--	$3,378
Revenue from sales of residential units	--	--	5,980	--	5,980
Interest revenue	--	5,202	--	108	5,310
Fee revenue	--	244	--	--	244

Total revenues	--	5,446	9,358	108	14,912

Cost of sales of residential units	--	--	5,070	--	5,070
Operating expenses	--	--	1,813	--	1,813
Depreciation and amortization	76	2	1,112	19	1,209
Interest	--	--	1,533	130	1,663
General and administrative	--	6	--	1,447	1,453

Total costs and expenses	76	8	9,528	1,596	11,208

(Loss) income from joint ventures	(208)	669	--	--	461
Minority interest benefit	--	--	16	--	16

(Loss) income before income taxes,
accrued distributions and
amortization of costs on Convertble
Trust Preferred Securities and
discontinued operations	$(284)	$6,107	$(154)	$(1,488)	$4,181

(Loss) from discontinued operations
before income tax expense	$--	$(9)	$--	$--	$(9)

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial Property Investments	Debt and Equity Investments	Property Development and Land Investments	Other*	Consolidated
For the Nine Months Ended September 30, 2004
Rental revenue	$--	$--	$10,108	$--	$10,108
Revenue from sales of residential units	--	--	11,352	--	11,352
Interest revenue	--	138	--	660	798
Fee revenue	--	656	--	46	702

Total revenues	--	794	21,460	706	22,960

Cost of sales of residential units	--	--	9,385	--	9,385
Operating expenses	--	35	4,798	--	4,833
Depreciation and amortization	--	169	3,237	53	3,459
Interest:
Mortgage notes payable	--	(20)	3,939	848	4,767
Debentures	--	--	--	1,575	1,575
General and administrative	--	4	--	5,738	5,742

Total costs and expenses	--	188	21,359	8,214	29,761

(Loss) from joint ventures	(2,616)	(13,767)	--	--	(16,383)
Minority interest benefit	--	35	5	--	40

(Loss) income before income taxes and
discontinued operations	$(2,616)	$(13,126)	$106	$(7,508)	$(23,144)

Income from discontinued operations
before income tax expense	$--	$793	$--	$--	$793

For the Nine Months Ended September 30, 2003
Rental revenue	$--	$--	$10,884	$--	$10,884
Revenue from sales of residential units	--	--	9,637	--	9,637
Interest revenue	--	6,875	--	335	7,210
Fee revenue	--	702	(10)	430	1,122

Total revenues	--	7,577	20,511	765	28,853

Cost of sales of residential units	--	--	8,251	--	8,251
Operating expenses	--	--	4,953	--	4,953
Depreciation and amortization	1,248	5	3,335	56	4,644
Interest	--	--	4,619	298	4,917
General and administrative	--	23	--	4,355	4,378

Total costs and expenses	1,248	28	21,158	4,709	27,143

Income from joint ventures	1,305	1,566	--	--	2,871
Minority interest benefit	--	--	57	--	57

Income (loss) before income taxes,
accrued distributions and
amortization of costs on Convertible
Trust Preferred Securities and
discontinued operations	$57	$9,115	$(590)	$(3,944)	$4,638

Income from discontinued operations
before income tax expense	$--	$41	$--	$--	$41

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Commercial Property Investments - Wellsford/Whitehall

The Company’s commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company’s equity interest in Wellsford/Whitehall is 35.21% at September 30, 2004. The managing member of the joint venture is a Goldman Sachs and Whitehall affiliate (the “Managing Member”).

At September 30, 2004, Wellsford/Whitehall owned and operated 17 properties (including 10 office properties, five net-leased retail properties and two land parcels) totaling approximately 1,773,000 square feet of improvements, primarily located in New Jersey.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $12,050,000 and $14,616,000 at September 30, 2004 and December 31, 2003, respectively. The Company’s share of the (loss) income from Wellsford/Whitehall, including its share of charges described below, was approximately $(2,149,000) and $(208,000) for the three months ended September 30, 2004 and 2003, respectively and $(2,616,000) and $1,305,000 for the nine months ended September 30, 2004 and 2003, respectively.

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of $64,252,000 (“Nomura Loan”) at June 30, 2004, along with related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family (the “Family”) that owned an aggregate 7.45% equity interest in Wellsford/Whitehall, in redemption of the Family’s equity interests in Wellsford/Whitehall. As a result of this transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the three months ended September 30, 2004, of which the Company’s share was approximately $1,403,000. The Company’s equity interest in Wellsford/Whitehall was increased upon the redemption to 35.21% from 32.59% at December 31, 2003.

The Family also agreed to eliminate an existing tax indemnity which Wellsford/Whitehall had to the Family’s members. The economic effect of this tax indemnity restricted most asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall’s balance sheet; such restrictions no longer remain.

The following table details the changes in the Company’s investment in Wellsford/Whitehall during the nine months ended September 30, 2004:

Investment balance at January 1, 2004	$14,616,000
Contributions	--
Distributions	--
Share of:
(Loss) from continuing operations	(1,478,000)
Net gain from asset sales	269,000
(Loss) from discontinued operations	(1,407,000)
Other comprehensive income	50,000

Investment balance at September 30, 2004	$12,050,000

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

The Company earned fees of approximately $46,000 and $430,000 for the nine months ended September 30, 2004 and 2003, respectively, related to asset sales by Wellsford/Whitehall. No fees were earned during the three months ended September 30, 2004 and 2003.

The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

(amounts in thousands)
Condensed Balance Sheet Data (A)	September 30, 2004	December 31, 2003
Real estate, net	$149,453	$149,942
Cash and cash equivalents	3,557	10,812
Assets held for sale	17,316	106,059
Other assets	13,973	10,307
Total assets	184,299	277,120
Notes payable	113,937	120,889
Liabilities attributable to assets held for sale	15,954	84,782
Member's equity	50,976	65,561
Accumulated other comprehensive loss	--	(194)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Condensed Operating Data (A)	2004	2003	2004	2003
Rental revenue	$5,725	$6,474	$16,948	$20,780
Interest and other income	209	999	721	820

Total revenues	5,934	7,473	17,669	21,600

Operating expenses	4,007	4,222	11,946	12,098
Depreciation and amortization	1,694	1,607	4,698	4,886
Interest	1,515	1,795	5,171	5,741
General and administrative	37	403	299	540

Total expenses	7,253	8,027	22,114	23,265

(Loss) from continuing operations	(1,319)	(554)	(4,445)	(1,665)
(Loss) from discontinued operations	(877)	(435)	(4,314)	(398)
(Loss) gain from asset sales	(4,306)	351	824	9,055
Write-off of deferred debt costs and prepayment
penalties from debt pay-offs upon sales of assets	--	--	--	(2,987)

Net (loss) income	$(6,502)	$(638)	$(7,935)	$4,005

(A)	Amounts reflect the reclassification for assets held for sale at September 30, 2004 and for all property sales completed during 2004 and 2003.

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

Wellsford/Whitehall executed an amended agreement with General Electric Capital Corporation (“GECC”) effective April 1, 2004, relating to the modification of the $106,000,000 loan (the “GECC Facility”). The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum and a $16,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall was required to establish lockbox arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility. The loan is collateralized by eight office properties in New Jersey and one in Massachusetts.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company’s share is 35%, or $2,800,000), however, there can be no assurance that this amount will be sufficient. At September 30, 2004, no amounts were advanced by either partner under this agreement.

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

Debt and Equity Investments — Wellsford Capital

At September 30, 2004, the Company had the following investments: (i) a direct debt investment of $2,064,000 which bore interest at 8.25% per annum during 2004 and has a maturity of December 31, 2005; (ii) approximately $16,784,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $14,586,000 in Second Holding Company, LLC (“Second Holding”), a company which was organized to purchase investment and non- investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $2,198,000 in Clairborne Fordham Tower, L.L.C. (“Clairborne Fordham”), a company originally organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; and (iv) a $450,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Second Holding

The Company accounts for its investment in Second Holding on the equity method of accounting as its interests are represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company’s investment was approximately $14,586,000 and $29,167,000 at September 30, 2004 and December 31, 2003, respectively.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

The following table details the changes in the Company’s investment in Second Holding during the nine months ended September 30, 2004:

Investment balance at January 1, 2004	$29,167,000
Distributions	(299,000)
Share of:
(Loss) from operations	(5,273,000)
Provision for impairment of investment	(9,000,000)
Amortization of costs	(9,000)

Investment balance at September 30, 2004	$14,586,000

The Company’s share of income (loss) from Second Holding’s operations was approximately $578,000 for each of the three months ended September 30, 2004 and 2003, and $(5,273,000) and $1,297,000 for the nine months ended September 30, 2004 and 2003, respectively. The loss for the nine months ended September 30, 2004 is the result of a $12,930,000 net impairment charge taken by Second Holding (of which the Company’s share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004.

During the second quarter of 2004, the partner owning the 35% income interest informed management of Second Holding that it would not approve the purchase of any further investments, thereby under the terms of the operating agreement preventing any future acquisitions of investments. During the third quarter of 2004, the partners evaluated alternatives available to Second Holding in addition to holding existing assets through respective maturities and then retiring related debt. As a consequence of not purchasing additional assets, operating income, fees to be earned and cash flows to be received by the Company from Second Holding will be reduced in the future. Total assets of Second Holding have decreased $488,655,000 from December 31, 2003 as compared to September 30, 2004 and the total debt of Second Holding (medium-term notes and long-term debt) has decreased $475,998,000 from December 31, 2003 as compared to September 30, 2004 (see following balance sheets).

On November 5, 2004, the Company executed an agreement with an affiliate of The Liberty Hampshire Company, L.L.C. (“Liberty Hampshire”) to purchase for $15,000,000 in cash the Company’s 51.09% interest in Second Holding. Liberty Hampshire is a 10% partner in Second Holding. The agreement is subject to approval by the Company’s Board of Directors and customary closing conditions. There is no assurance that such transaction will be completed.

Since the Company was willing to entertain and execute an agreement at this price, and based upon the evaluation of other alternatives, the Company determined it is appropriate, under the accounting literature for equity method investees, to record a $9,000,000 impairment charge to the carrying amount of its investment in Second Holding at September 30, 2004.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

The following table presents condensed balance sheets and operating data for Second Holding:

(amounts in thousands)
Condensed Balance Sheet Data	September 30, 2004	December 31, 2003
Cash and cash equivalents	$53,240	$133,389
Investments	1,337,360	1,744,282
Other assets (A)	24,664	26,248
Total assets	1,415,264	1,903,919
Medium-term notes (B)	1,248,081	1,722,663
Long-term debt (C)	113,622	115,038
Total equity	46,399	57,693

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Condensed Operating Data	2004	2003	2004	2003
Interest	$10,013	$10,686	$28,484	$32,394

Total revenue	10,013	10,686	28,484	32,394

Interest expense	7,802	7,669	22,327	24,749
Fees and other	1,078	1,251	3,547	3,662
Impairment charge	--	--	12,930	--

Total expenses	8,880	8,920	38,804	28,411

Net income (loss) attributable to members	$1,133	$1,766	$(10,320)	$3,983

(A)	Other assets include an interest rate swap asset with a fair value of $15,271 and $16,900 at September 30, 2004 and December 31, 2003, respectively.
(B)	At September 30, 2004, the net reported amount of medium-term notes includes the face amount of such notes of $1,250,000, offset by unamortized discounts and debt issuance costs of $1,919. At December 31, 2003, the net reported amount of medium-term notes included the face amount of such notes of $1,725,000, offset by net unamortized discounts and debt issuance costs of $2,337.
(C)	Long-term debt outstanding is a privately placed ten-year junior subordinated bond-issue maturing April 2010, issued at a fixed rate of 7.96% per annum with a face amount of $100,000 at September 30, 2004 and December 31, 2003. The effect of fair value adjustments for the long-term debt (which is primarily an offset to the fair value of the interest rate swap asset as described in (A) above) was $15,271 and $16,900 at September 30, 2004 and December 31, 2003, respectively, net of unamortized debt issuance costs.

The terms of the operating agreement of Second Holding provided for a buy/sell agreement between the Company and one of the venture partners, which were exercisable during the period September 23, 2004 through October 2, 2004. Neither partner exercised its rights with regards to this agreement during the exercisable period.

The Company continues to earn and receive management fees for its role in analyzing real estate-related investments for Second Holding. The net fees earned by the Company, which are based upon the total assets of Second Holding, amounted to approximately $207,000 and $244,000 for the three months ended September 30, 2004 and 2003, respectively and $656,000 and $693,000 for the nine months ended September 30, 2004 and 2003, respectively.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors (“PREI”), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in the Clairborne Fordham venture is accounted for on the equity method. The Company’s equity investment in Clairborne Fordham was $2,198,000 and $3,186,000 at September 30, 2004 and December 31, 2003, respectively.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago’s near northside (“Fordham Tower”). The loan was not repaid at its October 2003 maturity and an amended loan agreement was executed extending the loan to December 31, 2004.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower obtaining title to the remaining unsold components of the project which included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space. Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to September 30, 2004, Clairborne Fordham sold the retail space and one residential unit and realized approximately $7,514,000 of net proceeds before the $2,000,000 payment to the former owner. It is the intention of Clairborne Fordham to complete the orderly sell-out of these components.

The following table details the Company’s share of income from Clairborne Fordham:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Contractual interest from initial mezzanine financing	$--	$91,000	$--	$270,000
Additional interest income pursuant to the October
2003 amended loan agreement	102,000	--	314,000	--
Net income from sales of components and operations
subsequent to the September 15, 2004 transaction	192,000	--	192,000	--

	$294,000	$91,000	$506,000	$270,000

421 Chestnut Street Sale and Keewaydin Sale Contingent Proceeds

During April 2004, the Company sold the 421 Chestnut Street property for net proceeds of approximately $2,700,000. This asset was the last remaining asset from the Company’s 1998 acquisition of Value Property Trust. As a result of the sale, the Company reversed approximately $625,000 of previously recorded impairment reserves. During June 2004, the Company recognized approximately $184,000 of the balance of the proceeds which had been placed in escrow from the sale of its Keewaydin property in July 2003, as a result of the expiration of the contingency period. This amount and the reversal of the impairment reserve were reflected in income from discontinued operations during the second quarter of 2004 and the nine months ended September 30, 2004.

Property Development and Land Investments — Wellsford Development

Palomino Park

At September 30, 2004, the Company had an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as rental property. A 264 unit fourth phase has been converted into condominiums. Sales commenced in February 2001 and through September 30, 2004, the Company sold 258 units. The Company is performing pre-development activities including pursuing construction financing for a 259 unit condominium project on the land for the remaining fifth phase.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project
	2004	2003	2004	2003	Total
Number of units sold	20	27	49	43	258
Gross proceeds	$4,408,000	$5,980,000	$11,352,000	$9,637,000	$56,454,000
Principal paydown on conversion loan
fully prepaid by May 2003	$--	$--	$--	$4,318,000	$32,000,000

East Lyme

The Company has a 95% interest as managing member of a venture to construct and sell 100 single family homes in East Lyme, Connecticut ("East Lyme"). After initially purchasing the land for $6,200,000 in June 2004, the Company executed an agreement with a homebuilder (the "Homebuilder") who will construct and sell the homes for this project and will be a 5% partner in the project along with receiving other consideration. The Company is in the process of obtaining financing for East Lyme from a major financial institution and is expecting to start construction during the fourth quarter of 2004. A commitment letter for the financing was signed in October 2004.

Claverack

On October 29, 2004, the Company placed $2,250,000 in escrow for a 75% ownership interest in a newly formed joint venture that will be capitalized at $3,000,000 and which will own approximately 300 acres, currently subdivided into 13 single family home lots, in Claverack, New York. The completion of the transaction is subject to the finalization of certain terms of the joint venture agreement. The land is subject to a $484,000 mortgage which will be assumed by the joint venture. The 25% partner was the previous owner of the land which will be contributed to this joint venture. Approximately $850,000 owed to an affiliate of such partner will be paid at closing from the amount contributed by the Company. The joint venture intends to improve the land and possibly construct and sell single family homes.

4.	Shareholders' Equity

The Company did not declare or distribute any dividends during the three and nine months ended September 30, 2004 and 2003, respectively.

The following table details the components of comprehensive (loss) income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income	$(12,677,924)	$2,358,069	$(22,510,387)	$1,801,912
Share of unrealized income on interest rate
protection contract purchased by joint venture
investment, net of income tax expense	--	25,230	50,429	177,841

Comprehensive (loss) income	$(12,677,924)	$2,383,299	$(22,459,958)	$1,979,753

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

5.	Mortgage Notes Payable

During March 2004, the Company received a modification to the terms of the letter of credit with Commerzbank AG (the credit enhancer on the $12,680,000 of tax-exempt Palomino Park bonds) to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity under the terms of the letter of credit agreement. During June 2004, the Company made the determination that it would not meet the debt service coverage covenant at June 30, 2004. As a result, the Company notified Commerzbank AG and on July 28, 2004, the Company obtained an amendment to the letter of credit agreement eliminating the debt service coverage covenant effective as of June 30, 2004 and continuing through the May 2005 maturity. The Company was in compliance with the remaining covenants at September 30, 2004.

6.	Share Option Plans

Pursuant to the provisions of SFAS No. 148, the pro forma net (loss) income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:

(amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income - as reported	$(12,678)	$2,358	$(22,510)	$1,802
Add stock option expense included in net (loss)
income as reported, net of tax	33	40	99	40
Deduct fair value expense for stock options, net of tax	(55)	(79)	(164)	(161)

Net (loss) income - pro forma	$(12,700)	$2,319	$(22,575)	$1,681

Net (loss) income per common share, basic and diluted:
As reported	$(1.96)	$0.37	$(3.48)	$0.28

Pro forma	$(1.97)	$0.36	$(3.49)	$0.26

7.	Income Taxes

The income tax expense for the three and nine months ended September 30, 2004 and 2003 results from the state and local taxes based upon income, minimum state and local taxes based upon capital and, in addition during 2003, a provision for Federal income taxes at a 34% rate.

The income tax benefit attributable to the Convertible Trust Preferred Securities in 2003 and the tax expense of discontinued operations during 2004 and 2003 is based upon the expected Federal and/or state tax costs during such periods.

WCPT was established in 1997 to qualify as a real estate investment trust ("REIT") and to own the Company's investment in Wellsford/Whitehall. WCPT has qualified as a REIT through December 31, 2003. During the first quarter of 2004, the Company determined that WCPT may no longer qualify for REIT status as a result of non-qualifying income exceeding the maximum threshold due to sales of assets by Wellsford/Whitehall. As a result, the Company may be subject in the future to certain additional state taxes related to its interests in the operations of Wellsford/Whitehall. The Company does not believe that there will be a material impact to its operations or cash flows during 2004 as a result of WCPT not qualifying as a REIT.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

8.	Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and Convertible Trust Preferred Securities, if any.
The following table details the computation of earnings per common share, basic and diluted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
(Loss) income from continuing operations	$(12,677,924)	$2,370,633	$(23,286,701)	$1,774,544
(Loss) income from discontinued operations, net
of income tax expense of $--, $4,000, $17,000
and $14,000, respectively	--	(12,564)	776,314	27,368

Net (loss) income	$(12,677,924)	$2,358,069	$(22,510,387)	$1,801,912

Denominator:
Denominator for net (loss) income per common
share, basic - weighted average common shares	6,460,770	6,455,074	6,459,352	6,453,643
Effect of dilutive securities:
Stock options	--	1,744	--	781
Convertible Trust Preferred Securities	--	--	--	--

Denominator for net (loss) income per common
share, diluted -weighted average common shares	6,460,770	6,456,818	6,459,352	6,454,424

Per share amounts, basic and diluted:
(Loss) income from continuing operations	$(1.96)	$0.37	$(3.60)	$0.28
Income from discontinued operations	--	--	0.12	--

Net (loss) income	$(1.96)	$0.37	$(3.48)	$0.28

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

Business

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties and organizes and invests in private and public real estate companies. The Company has established three strategic business units (“SBUs”) within which it executes its business plan: (i) Commercial Property Investments - Wellsford/Whitehall SBU which are held in the Company's subsidiary, Wellsford Commercial Properties Trust (“WCPT”), through its ownership interest in Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”); (ii) Debt and Equity Investments - Wellsford Capital SBU; and (iii) Property Development and Land Investments - Wellsford Development SBU.

During March 2004, the Company’s Board of Directors authorized and retained the investment banking firm of Lazard Frères & Co. LLC to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. These may include a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent. There is no assurance as to which, if any, of the aforementioned alternatives may occur. During this period, the Company has continued to sell assets at prices it deems appropriate.

Commercial Property Investments - Wellsford/Whitehall

The Company's commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company's equity interest in Wellsford/Whitehall is 35.21% at September 30, 2004. The managing member of the joint venture is a Goldman Sachs and Whitehall affiliate (the “Managing Member”).

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $12,050,000 and $14,616,000 at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, Wellsford/Whitehall owned and operated 17 properties (including 10 office properties, five net-leased retail properties and two land parcels) totaling approximately 1,773,000 square feet of improvements, primarily located in New Jersey.

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of $64,252,000 (“Nomura Loan”) at June 30, 2004, along with related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family (the “Family”) that owned an aggregate 7.45% equity interest in Wellsford/Whitehall, in redemption of the Family's equity interests in Wellsford/Whitehall.

Debt and Equity Investments - Wellsford Capital

The Company, through the Debt and Equity Investments - Wellsford Capital SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At September 30, 2004, the Company had the following investments: (i) a direct debt investment of $2,064,000 which bore interest at 8.25% per annum during 2004 and has a maturity of December 31, 2005; (ii) approximately $16,784,000 of equity investments in companies which were organized to invest in debt instruments, including approximately $14,586,000 in Second Holding Company, LLC ("Second Holding"), a company which was organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities, and approximately $2,198,000 in Clairborne Fordham Tower, L.L.C. ("Clairborne Fordham"), a company originally organized to provide $34,000,000 of mezzanine financing for a highrise condominium project in Chicago; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; and (iv) a $450,000 loan to a venture organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

On November 5, 2004, the Company executed an agreement with an affiliate of The Liberty Hampshire Company, L.L.C. (“Liberty Hampshire”) to purchase for $15,000,000 in cash the Company’s 51.09% interest in Second Holding. Liberty Hampshire is a 10% partner in Second Holding. The agreement is subject to approval by the Company’s Board of Directors and customary closing conditions. There is no assurance that such transaction will be completed.

Since the Company was willing to entertain and execute an agreement at this price, and based upon the evaluation of other alternatives, the Company determined it is appropriate, under the accounting literature for equity method investees, to record a $9,000,000 impairment charge to the carrying amount of its investment in Second Holding at September 30, 2004.

Property Development and Land Investments - Wellsford Development

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

At September 30, 2004, the Company had an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a south suburb of Denver, Colorado. Three phases aggregating 1,184 units are completed and operational as rental property. A 264 unit fourth phase has been converted into condominiums. Sales commenced in February 2001 and through September 30, 2004, the Company sold 258 units. The Company is performing pre-development activities including pursuing construction financing for a 259 unit condominium project on the land for the remaining fifth phase.

The Company has a 95% interest as managing member of a venture to construct and sell 100 single family homes in East Lyme, Connecticut (“East Lyme”). After initially purchasing the land for $6,200,000 in June 2004, the Company executed an agreement with a homebuilder (the “Homebuilder”) who will construct and sell the homes for this project and will be a 5% partner in the project along with receiving other consideration.

Other Segment Information

The following table provides physical occupancy rates and gross leasable square footage/gross rentable units by SBU at each specified date:

	Commercial Property Investments (A)		Property Development and Land Investments (B)
	Physical Occupancy %	Gross Leasable Square Feet	Physical Occupancy %	Gross Rentable Units
September 30, 2004	54%	1,773,000	91%	1,184
June 30, 2004	46%	2,664,000	96%	1,184
March 31, 2004	52%	2,664,000	95%	1,184
December 31, 2003	69%	2,538,000	88%	1,184
September 30, 2003	73%	2,206,000	91%	1,184
June 30, 2003	73%	2,206,000	87%	1,184
March 31, 2003	73%	2,346,000	93%	1,184
December 31, 2002	76%	3,328,000	95%	1,184

(A)	Physical Occupancy % and Gross Leasable Square Feet exclude square feet for properties under renovation of 270,000 square feet at December 31, 2003 and 546,000 square feet at September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002. No properties were classified as under renovation at September 30, 2004.
(B)	For the quarter ended September 30, 2004, the average concession was approximately three months of rent on a 12-month lease.

See Note 3 of the Company's unaudited consolidated financial statements for quarterly financial information regarding the Company's industry segments.

Significant Accounting Policies Adopted During 2004

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (“FIN 46”). A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the period ending after December 15, 2003 for variable interest entities in which the Company held an interest before February 1, 2003.

The Company has four variable interest entities, two of which are consolidated and two of which are not consolidated under the provisions of FIN 46. During the first quarter of 2004, based on the provisions of FIN 46, the Company was required to deconsolidate the entity which issued the Convertible Trust Preferred Securities. The provisions of FIN 46 do not allow for a reclassification of prior period presentations to conform with the current period presentation. As a result of deconsolidation, the Company recorded its $775,000 voting equity interest in WRP Convertible Trust I as an investment in joint ventures. WRP Convertible Trust I holds $25,775,000 of 8.25% junior subordinated debentures (the “Debentures”) of the Company, which is included in total liabilities at September 30, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation. The expense of $525,000 and $1,575,000 for the Debentures and related cost amortization is included in interest expense for the three and nine months ended September 30, 2004. The expense for the comparable prior periods is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. There is no impact on the cash flows of the Company upon adoption.

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

The change in net (loss) income per share, basic and diluted from income in 2003 of $0.37 per share to a (loss) in 2004 of $(1.96) per share, is attributable to a current period (loss) of $(12,678,000), whereas in the 2003 period, the Company had income of $2,358,000. The loss in the 2004 period is primarily attributable to a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to the potential sale of its interest Second Holding.

Rental revenue decreased $47,000. This decrease is due to the impact of rent concessions in excess of the 2003 period at all phases of Palomino Park in the Wellsford Development SBU ($182,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and all units being classified as sales inventory by December 31, 2003 whereas certain units were still being rented during the 2003 period as compared to the 2004 period ($138,000), offset by increased average physical occupancy at the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($273,000).

Revenues from sales of residential units and the associated cost of sales from such units were $4,408,000 and $3,615,000, respectively, from 20 sales during the three months ended September 30, 2004 and were $5,980,000 and $5,070,000, respectively, from 27 sales during the corresponding 2003 period. The average pre-tax income from 2004 unit sales was approximately $6,000 greater per unit than in the corresponding 2003 period as a result of a reduced commission rate on the units sold and revised downward estimates of total project costs in 2004.

Interest revenue decreased $5,003,000. This decrease is primarily due to reduced interest of $5,157,000 on loans from lower average outstanding loan balances in the 2004 period as compared to the 2003 period (including $767,000 related to the loss of revenue during the third quarter of 2004 and the receipt of a $4,368,000 yield maintenance penalty from the 277 Park Loan prepayment in September 2003), offset by increased interest earned on cash and securities of $154,000 from a higher average outstanding investable cash and U.S. Government securities balance during the current period versus the comparable 2003 period.

The Company's management fees for its role in the Second Holding investment decreased by $36,000. Fee revenue during this quarter and in the future will be impacted by changes in the amount of assets under management by Second Holding as a result of the decision not to purchase any new assets and allow the run-off of existing investments and the potential sale of the Company’s interest in this venture.

Property operating and maintenance expense decreased $167,000. This decrease is primarily the result of a decline in operating expenses for the Silver Mesa phase from continuing unit sales during 2003 and 2004 (see sales discussion above) ($106,000) and the effect of net decreases for property operating and maintenance at the other phases of Palomino Park of $61,000 (including decreases in utility costs, offset in part by increases in replacements/repairs and maintenance).

The increase in real estate taxes of $12,000 is attributable to higher estimates for assessments and rates in the 2004 period as compared to the 2003 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($39,000), offset by reduced taxes on the Gold Peak land from a lower assessment and the commencement in September 2004 of capitalizing taxes to the project basis during development ($23,000) and reduced taxes from fewer Silver Mesa units from continuing sales ($4,000).

Depreciation and amortization expense decreased $26,000. This decrease is primarily attributable to the Company expensing $76,000 of unamortized warrant costs in 2003 with no such expense in the 2004 period as the entire unamortized balance was written-off at December 31, 2003 in connection with an impairment charge recorded by Wellsford/Whitehall. The decrease is additionally impacted by no depreciation expense recorded on the Silver Mesa units as all of the units were transferred from operations to residential units available for sale during 2003 ($34,000), offset by additional amortization related to the Clairborne Fordham venture recorded in the third quarter of 2004 ($80,000).

Aggregate interest expense increased $341,000. This increase is attributable to interest expense on $25,775,000 of Debentures during the period of $525,000 as a result of the adoption of FIN 46 and the deconsolidation of the Convertible Trust Preferred Securities, as previously described (see Significant Accounting Policies Adopted During 2004), whereas such expense was treated as a distribution in the 2003 period. In addition, the 2004 period had a higher average base interest rate on the Palomino Park Bonds as compared to the 2003 period ($12,000) due to rising interest rates during 2004. These increases where offset by lower average outstanding principal balances with respect to the other Palomino Park phases' loans ($22,000) and capitalized interest of $174,000 in 2004 with no amounts capitalized in the 2003 period. The Company began the capitalization of interest on its two residential developments upon the determination that such developments would be commenced (East Lyme capitalization began in June 2004 upon acquisition of the land and Gold Peak capitalization began in September 2004).

General and administrative expenses increased $690,000 as described below:

	For the Three Months Ended September 30,
	2004	2003	(Decrease) Increase
General and administrative expense per Statements of Operations	$2,143,000	$1,453,000	$690,000
Less non-cash component of general and administrative expenses for:
Amortization of stock generally issued into deferred compensation plan	--	63,000	(63,000)
Expensing of stock options	33,000	40,000	(7,000)

Total non-cash component of general and administrative expenses	33,000	103,000	(70,000)

Cash component of general and administrative expenses	$2,110,000	$1,350,000	$760,000

The principal reasons for the increase in the cash component of general and administrative expenses are the costs to retain an investment banker ($250,000), increased fees for both the 2004 annual audit and the new Sarbanes-Oxley Act internal control evaluation requirements to our principal independent accountants ($452,000) and other expected additional costs for compliance with the Sarbanes-Oxley Act.

The Company recognized a (loss) of $(10,277,000) in the three months ended September 30, 2004 from its joint venture investments as compared to income of $461,000 in 2003. An analysis of the change follows:

	For the Three Months Ended September 30,
	2004	2003	Increase (Decrease)
Wellsford/Whitehall:
(Loss) from continuing operations (A) (B)	$(457,000)	$(181,000)	$(276,000)
Net (loss) gain from assets sold (B)	(1,403,000)	37,000	(1,440,000)
(Loss) from discontinued operations (A) (B)	(289,000)	(64,000)	(225,000)

(Loss) from Wellsford/Whitehall	(2,149,000)	(208,000)	(1,941,000)
Second Holding (C)	(8,422,000)	578,000	(9,000,000)
Clairborne Fordham	294,000	91,000	203,000

(Loss) income from joint ventures	$(10,277,000)	$461,000	$(10,738,000)

(A)	The periods were impacted by the sale of properties during 2004 and 2003, lower occupancy and continuing declines in rental rates.
(B)	Amounts reflect the reclassification for assets held for sale at September 30, 2004 and for all property sales completed during 2004 and 2003.
(C)	The 2004 amount includes a $9,000,000 impairment charge recorded by the Company related to the potential sale of its interest in the venture.

Minority interest changed to an expense of $4,000 in the 2004 period from a benefit of $16,000 in the 2003 period, primarily attributable to a change in minority interest for the Wellsford Development SBU to an expense of $9,000 in the 2004 period as compared to a benefit of $16,000 in the 2003 period, offset partially by minority interest benefit related to the consolidation of an entity in accordance with the provisions of FIN 46 ($5,000). The change in income tax expense to $44,000 in 2004 compared to an expense of $1,615,000 in 2003 results primarily from income being realized in the 2003 period.

The change in after tax cost of the Convertible Trust Preferred Securities results from reclassifying this expense for the 2004 period into interest expense as a result of the adoption of FIN 46 (see interest expense explanation).

(Loss) income from discontinued operations, after taxes, reflects the reclassification of the revenue and expenses from the two Value Property Trust properties in the Wellsford Capital SBU as a result of the change in classification to held for sale at June 30, 2003. The (loss) from discontinued operations was $(13,000) for the three months ended September 30, 2003. The change between the two periods is primarily attributable to the sale of the remaining properties in July 2003 and April 2004.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

The change in net income per share, basic and diluted from income in 2003 of $0.28 per share to a (loss) in 2004 of $(3.48) per share, is attributable to a current period (loss) of $(22,510,000), whereas in the 2003 period, the Company had income of $1,802,000. The loss in the 2004 period is primarily attributable to a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to the potential sale of its interest in Second Holding and the Company’s net $6,606,000 share of a write-down of one of Second Holding’s investments during the first quarter of 2004.

Rental revenue decreased $776,000. This decrease is due to the impact of rent concessions in excess of the 2003 period at all phases of Palomino Park in the Wellsford Development SBU ($938,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and all units being classified as sales inventory by December 31, 2003, whereas certain units were still being rented during the 2003 period as compared to the 2004 period ($572,000), offset by increased average physical occupancy at the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($734,000).

Revenues from sales of residential units and the associated cost of sales from such units were $11,352,000 and $9,385,000, respectively, from 49 sales during 2004 and were $9,637,000 and $8,251,000, respectively, from 43 sales during the corresponding 2003 period. The average pre-tax income from 2004 unit sales was approximately $7,900 greater per unit than in the corresponding 2003 period as a result of a reduced commission rate on the units sold, revised downward estimates of total project costs in 2004 and no interest costs included in cost of sales in 2004 as the outstanding debt balance was repaid in May 2003.

Interest revenue decreased $6,412,000. This decrease is due to reduced interest of $6,708,000 on loans from lower average outstanding loan balances in the 2004 period as compared to the 2003 period (including $2,275,000 related to the loss of revenue during the 2004 period and the receipt of a $4,368,000 yield maintenance penalty from the 277 Park Loan prepayment in September 2003) and $31,000 of non-recurring income earned in 2003 with no 2004 equivalent, offset by increased interest earned on cash and U.S. Government securities of $327,000 from a higher average outstanding investable cash and securities balance during the current period versus the comparable 2003 period.

Fee revenue decreased $420,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $46,000 during 2004, as compared to fees of $430,000 earned in the 2003 period. The Company's management fees for its role in the Second Holding investment decreased $36,000 from the 2004 period to the 2003 period. Fee revenue during the current period and in the future will be impacted by changes in the amount of assets under management by Second Holding as a result of the decision not to purchase any new assets and allow the run-off of existing investments and the potential sale of the Company’s interest in this venture.

Property operating and maintenance expense decreased $172,000. This decrease is primarily the result of a decline in operating expenses for the Silver Mesa phase from continuing unit sales during 2003 and 2004 of $269,000 (see sales discussion above), offset by the effect of net increases for property operating and maintenance expenses at the other phases of Palomino Park of $97,000 (including increases in replacements/repairs and maintenance, advertising and payroll, offset in part by decreases in utility costs).

The increase in real estate taxes of $34,000 is attributable to higher estimates for assessments and rates in the 2004 period as compared to the 2003 period for the Blue Ridge, Red Canyon and Green River phases at

Palomino Park ($131,000), offset by reduced taxes from fewer Silver Mesa units from continuing sales ($46,000) and reduced taxes on the Gold Peak land from a lower assessment and the commencement in September 2004 of capitalizing taxes to the project basis during development ($51,000).

Depreciation and amortization expense decreased $1,185,000. This decrease is primarily attributable to the Company expensing $1,248,000 of unamortized warrant costs in 2003, including $1,001,000 attributable to asset sales in that period, with no such expense in the 2004 period as the entire unamortized balance was written-off at December 31, 2003 in connection with the impairment charge recorded by Wellsford/Whitehall. The decrease is additionally impacted by no depreciation expense recorded on the Silver Mesa units as all of the units were transferred from operations to residential units available for sale during 2003 ($103,000), offset by additional amortization related to the Clairborne Fordham venture recorded during the nine months ended September 30, 2004 ($160,000).

Aggregate interest expense increased $1,425,000. This increase is attributable to interest expense on $25,775,000 of Debentures during the period of $1,575,000 as a result of the adoption of FIN 46 and the deconsolidation of the Convertible Trust Preferred Securities, as previously described, whereas such expense was treated as a distribution in the 2003 period. The increase is also attributable to the Green River phase as the 2004 period includes interest for the entire period at a higher fixed rate on a larger average outstanding balance on the permanent financing, whereas during the 2003 period, there was a lower variable interest rate on a lower amount of construction financing until the permanent financing was in place in February 2003 ($69,000). In addition, the 2004 period had a higher average base interest rate on the Palomino Park Bonds as compared to the 2003 period ($28,000) due to rising interest rates during 2004. These increases where offset by lower average outstanding principal balances with respect to the other Palomino Park phases' loans ($44,000) and capitalized interest of $203,000 in 2004 with no amounts capitalized in the 2003 period. The Company began the capitalization of interest on its two residential developments upon the determination that such developments would be commenced (East Lyme capitalization began in June 2004 upon acquisition of the land and Gold Peak capitalization began in September 2004).

General and administrative expenses increased $1,364,000 as described below:

	For the Nine Months Ended September 30,
	2004	2003	(Decrease) Increase
General and administrative expense per Statements of Operations	$5,742,000	$4,378,000	$1,364,000
Less non-cash component of general and administrative expenses for:
Amortization of stock generally issued into deferred
compensation plan	--	214,000	(214,000)
Expensing of stock options	99,000	40,000	59,000

Total non-cash component of general and administrative expenses	99,000	254,000	(155,000)

Cash component of general and administrative expenses	$5,643,000	$4,124,000	$1,519,000

The principal reasons for the increase in the cash component of general and administrative expenses are the costs to retain an investment banker ($750,000), increased fees for both the 2004 annual audit and the new Sarbanes-Oxley Act internal control evaluation requirements to our principal independent accountants ($536,000) and other expected additional costs for compliance with the Sarbanes-Oxley Act.

The Company recognized a (loss) of $(16,383,000) in the nine months ended September 30, 2004 from its joint venture investments as compared to income of $2,871,000 in 2003. An analysis of the change follows:

	For the Nine Months Ended September 30,
	2004	2003	Increase (Decrease)
Wellsford/Whitehall:
(Loss) from continuing operations (A) (B)	$(1,478,000)	$(543,000)	$(935,000)
Net gain from assets sold (B)	269,000	2,951,000	(2,682,000)
Write-off of deferred debt costs and prepayment penalties from
debt pay-offs and interest expense on assets sold (B)	--	(973,000)	973,000
(Loss) income from discontinued operations (A) (B)	(1,407,000)	(130,000)	(1,277,000)

(Loss) income from Wellsford/Whitehall	(2,616,000)	1,305,000	(3,921,000)
Second Holding (C)	(14,273,000)	1,297,000	(15,570,000)
Clairborne Fordham	506,000	270,000	236,000
Other	--	(1,000)	1,000

(Loss) income from joint ventures	$(16,383,000)	$2,871,000	$(19,254,000)

(A)	The periods were impacted by the sale of properties during 2003, lower occupancy and continuing declines in rental rates.
(B)	Amounts reflect the reclassification for assets held for sale at September 30, 2004 and for all property sales completed during 2004 and 2003.
(C)	The loss for the nine months ended September, 30, 2004 is the result of (i) a $12,930,000 net impairment charge taken by Second Holding (of which the Company’s share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004 and (ii) a $9,000,000 impairment charge recorded by the Company related to the potential sale of its interest in the venture.

Minority interest changed $17,000 to a benefit of $40,000 in the 2004 period from a benefit of $57,000 in the 2003 period, primarily attributable to a reduction in the minority interest benefit in the Wellsford Development SBU ($52,000), offset by a minority interest benefit related to the consolidation of an entity in accordance with the provisions of FIN 46 ($35,000).

The change in income tax expense to $143,000 in 2004 compared to an expense of $1,829,000 in 2003 results primarily from higher income in 2003.

The change in after tax cost of the Convertible Trust Preferred Securities results from reclassifying this expense for the 2004 period into interest expense as a result of the adoption of FIN 46 (see interest expense discussion).

Income from discontinued operations, after taxes, reflects the reclassification of the revenue and expenses from the two Value Property Trust properties in the Wellsford Capital SBU as a result of the change in classification to held for sale at June 30, 2003. The income from discontinued operations was $776,000 and $27,000 for the nine months ended September 30, 2004 and 2003, respectively. The change between the two periods is primarily attributable to the sale of the remaining property during April 2004, at which time, the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the nine months ended September 30, 2004, the sum of which aggregated $809,000. That amount was partially offset by the loss of operating income between the periods and the effect of state income taxes.

Liquidity and Capital Resources

Consolidated for the Company

The Company expects to meet its short-term liquidity requirements, such as operating expenses, new investments and development costs, debt service on mortgage notes payable and debentures, maturing Palomino Park bonds, and the share of any financing requirements of its Wellsford/Whitehall venture, generally through its available cash, sales of residential units in the Wellsford Development SBU, distributions from or sales ofinvestments in joint ventures, cash provided by rental and interest revenues and proceeds from construction and other financing.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, credit enhancement expirations, financing acquisitions, new investments and development costs, financing capital improvements, minority interest distributions, joint venture financing requirements (including the Company’s share of any financing requirements for Wellsford/Whitehall) and Debenture distributions through the use of available cash, maturing investments in U.S. Government securities, receipt of payments related to notes receivable, distributions from investments in joint ventures, proceeds from construction financing, refinancings and the issuance of debt. The Company considers its cash to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long-terms.

At September 30, 2004, the Company had cash and cash equivalents of $52,010,000 and investments in U.S. Government securities of $30,057,000. As of September 30, 2004, the U.S. Government securities had a weighted average term to maturity of approximately nine months with the nearest maturity at December 31, 2004 and the latest maturity at November 30, 2005.

Wellsford/Whitehall

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations, tenant improvements and leasing costs of its properties, repayments of debt maturities and operating expenses with available cash, operating cash flow from its properties, draws under loan agreements, refinancing and/or restructuring of existing loans, sales of properties and additional financing or preferred equity, as described below, from the principal owners of Wellsford/Whitehall, if required.

Wellsford/Whitehall executed an amended agreement with General Electric Capital Corporation (“GECC”) effective April 1, 2004, relating to the modification of the $106,000,000 loan (the “GECC Facility”). The amended agreement provides for an extension of the loan maturity to December 31, 2006, interest at LIBOR plus 3.25% per annum and a $16,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. Wellsford/Whitehall was required to establish lockbox arrangements for the deposit of all rent receipts relating to each of the properties collateralizing the GECC Facility. The loan is collateralized by eight office properties in New Jersey and one in Massachusetts.

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of $64,252,000 at June 30, 2004, along with related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the Family that owned an aggregate 7.45% equity interest in Wellsford/Whitehall, in redemption of the Family’s equity interests in Wellsford/Whitehall. As a result of this transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the three months ended September 30, 2004, of which the Company’s share was approximately $1,403,000. The Company’s equity interest in Wellsford/Whitehall was increased upon the redemption to 35.21% from 32.59% at December 31, 2003.

The Family also agreed to eliminate an existing tax indemnity which Wellsford/Whitehall had to the Family’s members. The economic effect of this tax indemnity restricted most asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall’s balance sheet; such restrictions no longer remain.

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

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company’s share is 35%, or $2,800,000), however, there can be no assurance that this amount will be sufficient. At September 30, 2004, no amounts were advanced by either partner under this agreement.

At September 30, 2004, Wellsford/Whitehall’s cash and cash equivalents balance was approximately $3,600,000 and restricted cash available for certain capital improvements was approximately $6,900,000.

Second Holding

Second Holding’s liquidity requirements for the repayments of bonds, medium-term notes and commercial paper is expected to be provided from principal repayments from amortization of investments and upon repayment of investments at maturity. Second Holding also has $375,000,000 available on its line of credit at September 30, 2004; there were no borrowings on this line of credit at September 30, 2004. The nature of Second Holding’s business results in the entity being highly leveraged.

During the second quarter of 2004, the partner owning the 35% income interest informed management of Second Holding that it would not approve the purchase of any further investments, thereby under the terms of the operating agreement preventing any future acquisitions of investments. During the third quarter of 2004, the partners evaluated alternatives available to Second Holding in addition to holding existing assets through respective maturities and then retiring related debt. As a consequence of not purchasing additional assets, operating income, fees to be earned and cash flows to be received by the Company from Second Holding will be reduced in the future. Total assets of Second Holding have decreased $488,655,000 from $1,903,919,000 at December 31, 2003 to $1,415,264,000 at September 30, 2004. The total debt of Second Holding (medium-term notes and long-term debt) has decreased $475,998,000 from $1,837,701,000 at December 31, 2003 to $1,361,703,000 at September 30, 2004.

Other Items Impacting the Company’s Liquidity and Resources

REIT Qualification of WCPT

WCPT was established in 1997 to qualify as a real estate investment trust (“REIT”) and to own the Company’s investment in Wellsford/Whitehall. WCPT has qualified as a REIT through December 31, 2003. During the first quarter of 2004, the Company determined that WCPT may no longer qualify for REIT status as a result of non-qualifying income exceeding the maximum threshold due to sales of assets by Wellsford/Whitehall. As a result, the Company may be subject in the future to certain additional state taxes related to its interests in the operations of Wellsford/Whitehall. The Company does not believe that there will be a material impact to its operations or cash flows during 2004 as a result of WCPT not qualifying as a REIT.

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

Second Holding

Second Holding recorded an impairment charge of $13,230,000 (of which the Company’s share was $6,759,000) related to the write-down of one of its investments during the first quarter of 2004 to its deemed fair value as a result of an other than temporary decline in the market value of the bonds and underlying aircraft collateral. The rating for this investment was downgraded to BBB+ from A- by Standard & Poor’s during the first quarter of 2004. This investment was sold by Second Holding during May 2004 and Second Holding recorded a recovery of the impairment charge of $300,000 during the second quarter of 2004 (of which the Company’s share was $153,000).

During the second quarter of 2004, the partners of Second Holding agreed to cease making any distributions to its partners (including the partner who has a 35% income interest) until the impairment charge is recovered through future earnings.

The following table details the allocation of investments for Second Holding:

(amounts in thousands, except percentages)	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Security for Investments (A)
Real estate	$475,393	36%	$562,196	32%
Corporate debt	400,235	30%	446,210	26%
Consumer/trade receivables	100,000	8%	125,000	7%
Other asset-backed securities	361,732	26%	610,876	35%

Total investments (B)	$1,337,360	100%	$1,744,282	100%

Total assets (C)	$1,415,264		$1,903,919

Standard Poor's Ratings of Investments
AAA	$961,680	72%	$1,239,233	71%
AA+	63,510	5%	65,176	4%
AA	162,015	12%	202,780	12%
AA-	72,779	5%	116,002	7%
A+	17,000	1%	24,922	1%
A	53,376	4%	59,169	3%
A-	7,000	1%	37,000	2%

Total investments (B)	$1,337,360	100%	$1,744,282	100%

(A)	Investments may be secured by the assets or interests in such assets or their respective economic benefit.
(B)	Investments are variable rate based at a weighted average annual interest rate of 2.36% and 1.78% at September 30, 2004 and December 31, 2003, respectively.
(C)	Includes $53,240 of cash and cash equivalents and $24,664 of other assets at September 30, 2004. The December 31, 2003 amount includes $133,389 of cash and cash equivalents and $26,248 of other assets.

Second Holding utilizes funds from the issuance of bonds, medium term notes and commercial paper to make investments. Second Holding had total debt of approximately $1,361,703,000 and $1,837,701,000 at September 30, 2004 and December 31, 2003, respectively, including junior subordinated bonds due in April 2010 of $100,000,000 at September 30, 2004 and December 31, 2003. Second Holding debt had a weighted average annual interest rate of 1.84% and 1.22% at September 30, 2004 and December 31, 2003, respectively, after the effect of swaps on fixed rate debt to a floating rate.

The terms of the operating agreement of Second Holding provided for a buy/sell agreement between the Company and one of the venture partners, which were exercisable during the period September 23, 2004 through October 2, 2004. Neither partner exercised its rights with regards to this agreement during the exercisable period.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company's investment in the Clairborne Fordham venture is accounted for on the equity method. The Company's equity investment in Clairborne Fordham was $2,198,000 and $3,186,000 at September 30, 2004 and December 31, 2003, respectively.

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine financing for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The loan was not repaid at its October 2003 maturity and an amended loan agreement was executed extending the loan to December 31, 2004.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower obtaining title to the remaining unsold components of the project which included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space. Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to September 30, 2004, Clairborne Fordham sold the retail space and one residential unit and realized approximately $7,514,000 of net proceeds before the $2,000,000 payment to the former owner. It is the intention of Clairborne Fordham to complete the orderly sell-out of these components.

421 Chestnut Street Sale and Keewaydin Sale Contingent Proceeds

During April 2004, the Company sold the 421 Chestnut Street property for net proceeds of approximately $2,700,000. This asset was the last remaining asset from the Company's 1998 acquisition of Value Property Trust. As a result of the sale, the Company reversed approximately $625,000 of previously recorded impairment reserves. During June 2004, the Company recognized approximately $184,000 of the balance of the proceeds which had been placed in escrow from the sale of its Keewaydin property in July 2003, as a result of the expiration of the contingency period. This amount and the reversal of the impairment reserve were reflected in income from discontinued operations during the second quarter of 2004 and the nine months ended September 30, 2004.

Silver Mesa Condominium Sales

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 258 units have been sold through September 30, 2004. The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project
	2004	2003	2004	2003	Total
Number of units sold	20	27	49	43	258
Gross proceeds	$4,408,000	$5,980,000	$11,352,000	$9,637,000	$56,454,000
Principal paydown on conversion loan
fully prepaid by May 2003	$--	$--	$--	$4,318,000	$32,000,000

Palomino Park Bonds

During March 2004, the Company received a modification to the terms of the letter of credit with Commerzbank AG (the credit enhancer on the $12,680,000 of tax-exempt Palomino Park bonds) to reduce the minimum net worth requirement to $120,000,000, which amount includes the $25,000,000 of Convertible Trust Preferred Securities as equity under the terms of the letter of credit agreement. During June 2004, the Company made the determination that it would not meet the debt service coverage covenant at June 30, 2004. As a result, the Company notified Commerzbank AG and on July 28, 2004, the Company obtained an amendment to the letter of credit agreement eliminating the debt service coverage covenant effective as of June 30, 2004 and continuing through the May 2005 maturity. The Company was in compliance with the remaining covenants at September 30, 2004.

Residential Developments

The Company has a 95% interest as managing member of a venture to construct and sell 100 single family homes in East Lyme, Connecticut. After initially purchasing the land for $6,200,000 in June 2004, the Company executed an agreement with a Homebuilder who will construct and sell the homes for this project and will be a 5% partner in the project along with receiving other consideration. The Company is in the process of obtaining financing for East Lyme from a major financial institution and is expecting to start construction during the fourth quarter of 2004. A commitment letter for the financing was signed in October 2004.

The Company is performing pre-development activities at Gold Peak, a 259 unit condominium project on the land of the remaining fifth phase at Palomino Park. These activities currently include pursuing construction financing with the expectation that site work and construction will continue in the first quarter of 2005. The Company will be required to pay-off a portion of the Palomino Park bonds in connection with the financing of the Gold Peak phase.

On October 29, 2004, the Company placed $2,250,000 in escrow for a 75% ownership interest in a newly formed joint venture that will be capitalized at $3,000,000 and which will own approximately 300 acres, currently subdivided into 13 single family home lots, in Claverack, New York. The completion of the transaction is subject to the finalization of certain terms of the joint venture agreement. The land is subject to a $484,000 mortgage which will be assumed by the joint venture. The 25% partner was the previous owner of the land which will be contributed to this joint venture. Approximately $850,000 owed to an affiliate of such partner will be paid at closing from the amount contributed by the Company. The joint venture intends to improve the land and possibly construct and sell single family homes.

Cash Flows

For the nine months ended September 30, 2004

Cash flow provided by operating activities of $5,719,000 consists of the following items: (i) the Company’s share of impairment charges and transaction losses from investments in joint ventures of $17,009,000, (ii) a decrease in residential units held for sale of $8,228,000, (iii) depreciation and amortization of $3,487,000, (iv) a decrease in assets held for sale of $449,000, (v) an increase in accrued expenses and other liabilities of $300,000, (vi) distributions in excess of joint venture income of $179,000, (vii) the value of option grants for director compensation of $98,000, (viii) shares issued for director compensation of $48,000 and (ix) the net amortization of premiums/discounts on U.S. Government securities of $17,000, offset by (x) the period’s net (loss) of $(22,510,000), (xi) gain on sale of assets and release of contingent liability of $809,000, (xii) an increase in restricted cash and investments of $412,000, (xiii) a decrease in liabilities attributable to assets held for sale of $317,000, (xiv) undistributed minority interest benefit of $40,000 and (xv) an increase in prepaid and other assets of $8,000.

Cash flow used in investing activities of $8,019,000 is primarily the effect of additions for construction in process of $10,012,000, purchases of U.S. Government securities during the period of $2,558,000 and investments in real estate assets of $3,000, partially offset by proceeds from the sale of real estate assets of $2,694,000, the repayments of notes receivable of $1,032,000 and capital distributions from the Second Holding and Clairborne Fordham joint ventures aggregating $828,000.

Cash flow used in financing activities of $1,068,000 is primarily the payment of principal amortization for mortgage notes payable of $1,103,000, partially offset by the effect of option exercises during the period of $36,000.

For the nine months ended September 30, 2003

Cash flow provided by operating activities of $15,852,000 primarily consists of (i) net income of $1,802,000, (ii) a decrease in the balance of residential units available for sale of $7,226,000, (iii) depreciation and amortization of $4,672,000, (iv) a decrease in the balance of prepaid and other assets of $2,683,000 (including approximately $1,942,000 from the receipt of refundable Federal income taxes), (v) an increase in the balance of accrued expenses and other liabilities of $1,081,000, (vi) amortization of deferred compensation of $215,000, (vii) an increase in the balance of liabilities attributable to assets held for sale of $88,000, (viii) shares issued for director compensation of $69,000 and (ix) the value of option grants for director compensation of $40,000, partially offset by (x) undistributed joint venture income of $1,515,000, (xi) an increase in the balance of restricted cash and investments of $249,000, (xii) an increase in the balance of assets held for sale of $203,000 and (xiii) undistributed minority interest benefit of $57,000.

Cash flow provided by investing activities of $29,672,000 consists of repayments of notes receivable of $25,516,000 (including the $25,000,000 mezzanine loan on 277 Park Avenue) and proceeds from the sale of one of the Value Property Trust assets held for sale in the Wellsford Capital SBU of $4,165,000, offset by additional investments in real estate assets of $9,000.

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

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the “Risk Factors” section of the Company’s registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission (“SEC”) on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand by tenants for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; future impairment charges as a result of possible continuing declines in the expected values and cash flows of owned properties and investments or changes in the intent with regards to such properties and investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses, including, but not limited to, energy, water and insurance; the availability of insurance coverages; the inability to obtain construction financing for its development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; risk of foreclosure on collateral; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including scheduled interest payments, the ultimate repayment of principal, adequate insurance coverages, the ability of insurers to pay claims and effects of changes in ratings from rating agencies; risks associated with the ability to renew or obtain necessary credit enhancements from third parties; risks of subordinate loans; risks of leverage; inability to find appropriate investment and development opportunities; risks associated with equity investments in and with third parties; inability to complete the sale of our interest in Second Holding to an affiliate of one of our partners in Second Holding; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium, residential and commercial properties; the uncertainties regarding the Buy/Sell Agreement between the Company and Whitehall with respect to the Wellsford/Whitehall venture including, but not limited to, whether either partner will exercise their rights there under, the timing of such exercise, and the inability by the ultimate purchaser to meet the financial terms of such transaction; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality and increasing interest rates on the Company’s ability to sell condominium units and single family “for sale” housing; environmental risks; uncertainties as to what decisions and transactions may result from the Company’s current assessment of its strategic business alternatives, which may include, but not be limited to, a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent; and other risks listed from time to time in the Company’s reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

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

(amounts in thousands, except per share amounts)
	Balance at September 30, 2004	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Note receivable:
Fixed rate	$2,064	$--

Investment in U.S. Government securities:
Fixed rate	$30,057	--

Mortgage notes payable:
Variable rate	$12,680	(127)
Fixed rate	95,722	--

	$108,402	(127)

Debentures:
Fixed rate	$25,775	--

Proportionate share of assets and liabilities from investments in joint ventures:
Second Holding:
Investments and commercial paper:
Variable rate	$708,512	7,085

Debt:
Variable rate	$689,727	(6,897)

Net effect from Second Holding		188

Wellsford/Whitehall:
Debt:
Variable rate, with LIBOR cap (A)	$40,117	(401)
Fixed rate	5,595	--

	$45,712

Effect from Wellsford/Whitehall		(401)

Net decrease in annual income, before minority interest benefit and income
tax benefit		(340)
Minority interest benefit		18
Income tax benefit		--

Net decrease in annual net income		$(322)

Per share, basic and diluted		$(0.05)

(A)	Effective June 1, 2004, Wellsford/Whitehall entered into an interest rate protection contract for a notional amount of $122,100, which limits Wellsford/Whitehall's LIBOR exposure to 6.86% until December 31, 2006. The above calculation assumes exposure of 1.00% on the Company's proportionate share of debt based upon the in-effect 30-day LIBOR contract of 1.65% at September 30, 2004.

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
The Company holds a 35.21% equity interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall") at September 30, 2004. The manager of Wellsford/Whitehall had withheld required shortfall payments (required payments in excess of lockbox receipts) on an existing $64,000,000 debt obligation to Nomura Asset Capital Management (the "Nomura Loan") during the months of March, April, May, June and July 2004. The payments not made aggregated approximately $2,429,000 through July 31, 2004. In addition to the payment shortfalls, the special servicer of the loan had informed Wellsford/Whitehall and its manager that it was in violation of certain other conditions in the loan agreement. As a result of the non-payment, additional default interest of 5% per annum was effective from March 10, 2004.

The Company does not have any role in the day-to-day management of Wellsford/Whitehall which is managed by an affiliate of The Goldman Sachs Group, Inc. ("Goldman Sachs"). Other affiliates of Goldman Sachs own an aggregate of 64.79% equity interest in the venture at September 30, 2004.

In July 2004, these default conditions were eliminated upon the transfer of six properties and assumption of the Nomura Loan by a newly formed partnership, unaffiliated with the Company or Wellsford/Whitehall. In addition, the payment of default interest was waived by the special servicer.

Item 4:	Submission of Matters to a Vote of Security Holders.
None.
Item 5:	Other Information.
None.

Item 6:	Exhibits.
Exhibits filed with this Form 10-Q:
	Exhibit No.	Description
	3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
	3.2	Articles Supplementary classifying 350,000 Shares of Common Stock as Class A Common Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.3	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

	3.4	Bylaws of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
	10.69	Second Amended and Restated Employment Agreement, dated as of August 19, 2004, between the Company and Jeffrey H. Lynford.
	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

Dated:     November 5, 2004

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

Date: November 5, 2004

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

Date: November 5, 2004

By:	/s/ James J. Burns James J. Burns Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Wellsford Real Properties, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 5, 2004

A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.