Form 10-K
period 2004-12-31
WELLSFORD REAL PROPERTIES INC
filed 2005-03-15
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004 OR
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File Number 001-12917

WELLSFORD REAL PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
535 Madison Avenue, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)
(212) 838-3400
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.02 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES  x      NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES x NO___
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $100,400,000 based on the closing price on the American Stock Exchange for such shares on June 30, 2004.

The number of the Registrant’s shares of Common Stock outstanding was 6,467,639 as of March 15, 2005 (including 169,903 shares of Class A-1 Common Stock).
Documents Incorporated By Reference
Portions of the Definitive Proxy Statement for the 2005 Annual Shareholders’ Meeting are incorporated by reference into Part III. Additionally, the Company’s registration statement on Form S-3 (File No. 333-73874) filed with the Securities and Exchange Commission on December 14, 2001 is also incorporated by reference herein.

TABLE OF CONTENTS

Item No.	PART I	Page No.
1.	Business	3
2.	Properties	14
3.	Legal Proceedings	16
4.	Submission of Matters to a Vote of Security Holders	16
	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6.	Selected Financial Data	18
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
7a.	Quantitative and Qualitative Disclosures about Market Risk	37
8.	Financial Statements and Supplementary Data	38
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	38
9a.	Controls and Procedures	38
9b.	Other Information	39
	PART III
10.	Directors and Executive Officers of the Registrant	39
11.	Executive Compensation	39
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
13.	Certain Relationships and Related Transactions	39
14.	Principal Accountant Fees and Services	40
	PART IV
15.	Exhibits and Financial Statement Schedules	40
	FINANCIAL STATEMENTS
15a.	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
	Consolidated Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002	F-5
	Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2004, 2003 and 2002	F-6
	Consolidated Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002	F-7
	Notes to Consolidated Financial Statements	F-9
	Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-41
	Second Holding Company, LLC Consolidated Financial Statements and Notes	F-56
	FINANCIAL STATEMENT SCHEDULES
	III. Real Estate and Accumulated Depreciation	S-1
All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

PART I

Item 1. Business.

Wellsford Real Properties, Inc. (and subsidiaries, collectively, the “Company”) was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the “Trust”). On May 30, 1997, the Trust merged (the “Merger”) with Equity Residential Properties Trust (“EQR”). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all of the outstanding shares of the Company owned by the Trust.

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties, constructs for-sale single family home and condominium developments and organizes and invests in private and public real estate companies. The Company’s activities can be categorized into three strategic business units (“SBUs”) within which it executes its business plans. A brief description of the Company’s investments held in each SBU at December 31, 2004 follows.

Commercial Property Activities
The Company has a 35.21% interest in a private joint venture, Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”), that owned and operated 17 properties (including 10 office properties, five net-leased retail properties and two land parcels) as of December 31, 2004 totaling approximately 1,773,000 square feet of improvements, primarily located in New Jersey. As a result of January 2005 sales, only three office properties and one land parcel remain, which are expected to be sold during 2005. The Company’s investment in Wellsford/Whitehall was approximately $4,229,000 at December 31, 2004.

Debt and Equity Activities
o	Debt investment of $1,032,000;
o	An equity investment of approximately $2,190,000 in Clairborne Fordham Tower, L.L.C. (“Clairborne Fordham”), a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project;
o	Approximately $6,790,000 invested in Reis, Inc. (“Reis”), a real estate information and database company; and
o	A $450,000 investment in Wellsford Mantua, LLC, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits (“Wellsford Mantua”).

Residential Activities
o	Palomino Park
The Company has an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. The five phases include:
*	Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operational as rental property;
*	The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and through December 31, 2004, the Company sold 262 units); and
*	The 259 unit Gold Peak phase is being developed as for-sale condominiums on the remaining land.

o	Other Developments
*	The Company has a 95% ownership interest as managing member of a venture which owns land upon which it is constructing and will sell 101 single family homes in East Lyme, Connecticut (“East Lyme”);
*	The Company has a 75% ownership interest in a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York (“Claverack”).

The intent is for Claverack to obtain higher density zoning, improve the land, obtain construction financing and construct and sell single family homes; and
*	The Company has entered into contracts to purchase two contiguous land parcels in Beekman, New York (“Beekman”). The acquisition of one 10 acre parcel closed on February 15, 2005 for a purchase price of $650,000. The purchase of the other 14 acre parcel is conditioned upon zoning approval to build a minimum of 60 residential condominium units. The current intent is to construct and sell a minimum of 125 residential condominium units on the parcels.

See the accompanying consolidated financial statements for certain financial information regarding the Company’s segments.

During March 2004, the Company retained an investment banking firm, Lazard Frères & Co. LLC, to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. Such alternatives under consideration include: acquisitions of businesses or development assets, dispositions of assets, recapitalization, liquidation, returning excess cash to stockholders, privatization of the Company, sale or merger of the Company and other alternatives that would keep the Company independent.

During 2004 and into 2005, Wellsford/Whitehall has continued to sell assets and in the fourth quarter of 2004 the Company sold its ownership interest in a joint venture which purchased debt instruments (“Second Holding”). Simultaneously, the Company has been focusing its efforts on residential development opportunities. Developing for-sale housing could potentially allow for the Company to utilize a portion of its unused net operating loss carryforwards against income generated from the sale of these homes. The Company continues to seek additional ways to utilize its tax asset. Additionally, the Company is contemplating uses of its cash which could include retiring debt and returning cash to common stockholders.

On March 10, 2005, the Company notified EQR of its intent to redeem in cash its outstanding $25,000,000 of Convertible Trust Preferred Securities. The Company expects to complete the redemption during March 2005.

The Company’s executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400; web address, www.wellsford.com; e-mail, wrpny@wellsford.com. To access the Company’s other documents filed with the Securities and Exchange Commission, visit www.wellsford.com. The Company has 16 employees as of December 31, 2004.

Commercial Property Activities

Since August 1997, the Company’s commercial property activities have primarily consisted of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company’s interest in Wellsford/Whitehall was 35.21% and 32.59% at December 31, 2004 and 2003, respectively. The managing member (“WP Commercial”) is a Goldman Sachs and Whitehall affiliate.

Wellsford/Whitehall was originally organized as a private real estate operating company which would lease and re-lease space, perform construction for tenant improvements, expand buildings, re-develop properties and based on general and local economic conditions and specific conditions in the real estate industry, sell properties for an appropriate price.

At December 31, 2004, Wellsford/Whitehall owned and operated 17 properties (including 10 office properties, five net-leased retail properties and two land parcels), totaling approximately 1,773,000 square feet of improvements, primarily located in New Jersey. During January 2005, Wellsford/Whitehall sold 13 properties aggregating 1,285,000 square feet (seven office properties, one land parcel and five net-leased retail properties, see below). The remaining four properties (three office properties and one land parcel) are expected to be sold during 2005.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $4,229,000 and $14,616,000 at December 31, 2004 and 2003, respectively. The Company’s share of (losses) from Wellsford/Whitehall was approximately $(10,437,000), $(36,473,000) and $(1,292,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

On January 27, 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties, which aggregate approximately 1,231,000 square feet, are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000, were used to retire existing debt. In addition, Wellsford/Whitehall also closed on the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs on January 21, 2005. The net proceeds from the sale of the retail stores of approximately $1,300,000, after the payment of related debt, will be used by Wellsford/Whitehall for working capital purposes. Wellsford/Whitehall recorded an impairment charge of approximately $21,069,000 on the assets relating to both transactions during the fourth quarter of 2004, of which the Company’s share was approximately $7,419,000.

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of approximately $64,200,000 (“Nomura Loan”), along with a land parcel, related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family (the “Family”) that owned an aggregate 7.45% equity interest in Wellsford/Whitehall (the “Family Partnership”), in redemption of the Family’s equity interests in Wellsford/Whitehall (the “Redemption Transaction”). As a result of the Redemption Transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the third quarter of 2004, of which the Company’s share was approximately $1,403,000. The Company’s equity interest in Wellsford/Whitehall was increased as a result of the Redemption Transaction in July 2004 to 35.21% from 32.59% at December 31, 2003.

At the time of the Redemption Transaction, there was an elimination of an existing tax indemnity which Wellsford/Whitehall had to the Family’s members. The economic effect of this tax indemnity restricted most future asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall’s balance sheet; such restrictions no longer remain.

Annually, after the preparation of budgets for the following year and as part of the financial statement closing process, Wellsford/Whitehall performs evaluations for impairment on all of its real estate assets. As part of the fiscal 2003 evaluation, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio during the fourth quarter of 2003. The provision was not the result of a change in the intended use of such assets. However, it was the result of several factors, including, but not limited to, a continued deterioration of and outlook for the suburban office submarkets where Wellsford/Whitehall’s properties are situated. Specifically, these included decreasing market rents, slower absorption trends and greater tenant concession costs. The Company’s share of this impairment charge was approximately $37,377,000 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company’s books of approximately $2,644,000.

At December 31, 2002, in anticipation of the sales of three properties, Wellsford/Whitehall recorded impairment provisions aggregating approximately $1,351,000 as the expected sale prices net of selling expenses were less than the carrying amount of such properties. The Company’s share of these impairments was approximately $440,000 in 2002 and as a result, the Company wrote-off related unamortized warrant costs on the Company’s books of approximately $284,000.

During the years ended December 31, 2004, 2003 and 2002, Wellsford/Whitehall completed the following disposition transactions (there were no purchases of assets by Wellsford/Whitehall during these periods):

	For the Years Ended December 31,
	2004	2003	2002
Number of properties	8	11	1
Gross leasable square feet	1,035,000	1,122,000	32,000
Net sales proceeds (A)	$82,883,000	$170,510,000	$4,231,000

(A)	Includes the net book value of the properties transferred to the Family upon redemption of their equity interest in Wellsford/Whitehall during 2004.

The following table summarizes the long-term debt at Wellsford/Whitehall:

	Initial Maturity	Stated Interest	Balance at December 31,
Debt/Project	Date	Rate	2004	2003
GECC Facility (A)	December 2006	LIBOR + 3.25%	$106,078,000	$106,078,000
Nomura Loan (B)	February 2027	8.03%	--	64,666,000
Oakland Ridge Loan (C)	March 2004	LIBOR + 2.00%	--	6,905,000
Retail properties (D)	January 2024	7.28%	15,816,000	16,104,000
Airport Park Loan (A)	September 2005	LIBOR + 2.50%	7,809,000	7,906,000

			$129,703,000	$201,659,000

(A)	Approximately $69,172,000 of the GECC Facility and all of the Airport Park loan were repaid upon the sale of the seven office properties and the land parcel on January 27, 2005.
(B)	The Nomura Loan and the collateralizing six properties were transferred to the Family as part of the Redemption Transaction.
(C)	This asset was sold in March 2004.
(D)	Comprised of five mortgages secured by the leasehold interest in five net-leased retail properties. Such assets were sold in January 2005 and the related debt was assumed.

In April 2004, Wellsford/Whitehall executed an amended agreement with General Electric Capital Corporation ("GECC"), to extend the loan maturity to December 31, 2006, adjust the interest rate to LIBOR plus 3.25% per annum and provide for a $16,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005 (the "GECC Facility"). Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. The properties collateralizing the GECC Facility consisted of eight office properties in New Jersey and one in Massachusetts in April 2004. As a result of the sale of certain New Jersey properties in January 2005, the GECC Facility balance was reduced to $36,906,000 which is collateralized by the three remaining unsold office buildings.

From March 2004 to July 2004, the managing member of Wellsford/Whitehall withheld a portion of its scheduled monthly debt service payments on the Nomura Loan and met with the special servicer to present and discuss various potential debt term alternatives. The portion of the scheduled payments not being made related to the amount by which the debt service due each month exceeded the aggregate rent receipts of the six Massachusetts properties, which were payable directly into a lockbox with the lender and were insufficient as a result of low occupancy at these properties. The special servicer agreed to waive default interest in connection with the nonpayment and restructured the Nomura Loan with the Family Partnership which acquired the six properties as described above.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35% or $2,800,000). The Company does not expect that it will be required to fund any amount under this commitment.

WP Commercial provides management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP Commercial receives an administrative management fee of 93 basis points on a predetermined value for each asset in the Wellsford/Whitehall portfolio. As Wellsford/Whitehall sells assets, the basis used to determine the fee is reduced by the respective asset's predetermined value six months after the completion of such sales. The fees earned by WP Commercial related to this service were approximately $3,715,000, $4,604,000 and $5,826,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

WP Commercial also provides similar services (to those described above) to a separate venture formed by Whitehall as well as other affiliates of Whitehall and to third parties, including tenants of Wellsford/Whitehall and new owners of properties disposed of by Wellsford/Whitehall.

Whitehall pays the Company fees with respect to assets disposed of by Wellsford/Whitehall and for certain acquisitions of real estate made by certain other affiliates of Whitehall. Such fees aggregated $46,000, $430,000 and $29,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

A buy/sell agreement of equity interests between the Company and Whitehall can be exercised by either partner after December 31, 2003 with respect to the Wellsford/Whitehall venture (the "Buy/Sell Agreement"). The nature of the Buy/Sell Agreement allows for either the Whitehall funds, as a group, or the Company to provide notice that it intends to purchase the non-initiating partner's interest at a specific price per unit. The non-initiating partner may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither partner has exercised its buy/sell right under the Buy/Sell Agreement.

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At December 31, 2004, the Company had the following investments in the Debt and Equity Activities SBU: (i) a debt investment of $1,032,000; (ii) an equity investment of approximately $2,190,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; and (iv) a $450,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Debt Investments

Guggenheim Loan

In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire"), a venture which structures, establishes and provides management and services for special purpose finance companies formed to invest in financial assets, including Second Holding (see below). In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the "Guggenheim Loan"). The balance of the Guggenheim Loan was $1,032,000 and $3,096,000 at December 31, 2004 and 2003, respectively. Interest revenue was approximately $173,000, $259,000 and $302,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

277 Park Loan

In April 1997, the Company and a predecessor of Bank of America originated an $80,000,000 loan (the "277 Park Loan") to entities which own substantially all of the equity interests (the "Equity Interests") in the entity which owns a 1,750,000 square foot office building located in New York City (the "277 Park Property"). The Company advanced $25,000,000 pursuant to the 277 Park Loan.

During September 2003, the 277 Park Loan was prepaid by the borrowers and pursuant to the terms of the loan, WRP received a yield maintenance penalty of $4,368,000 which is included in interest revenue for the year ended December 31, 2003. This note would have provided for $767,000 of interest revenue in the fourth quarter of 2003 and $3,042,000 for future annual periods to May 2006 for both the Debt and Equity Activities SBU and the Company's consolidated statement of operations. The 277 Park Loan bore interest at 12.00% per annum with a stated maturity of May 2007. The 277 Park Loan was secured primarily by a pledge of the Equity Interests owned by the borrowers and thus was junior to a first mortgage loan on the 277 Park Property. Interest revenue was approximately $6,643,000 and $3,042,000 for the years ended December 31, 2003 and 2002, respectively, with the 2003 period amount including the $4,368,000 yield maintenance penalty.

Equity Investments

Second Holding

Second Holding is a joint venture special purpose finance company, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. The other asset-backed securities that Second Holding purchased may have been secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It was Second Holding's intent to hold all securities to maturity. Many of the securities owned by Second Holding were obtained through private placements.

The Company's initial net contribution to Second Holding was approximately $24,600,000 to obtain an approximate 51.09% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and an affiliate of a significant shareholder of the Company, the Caroline Hunt Trust Estate, (which owns 405,500 shares of the Company at December 31, 2004 and 2003 ("Hunt Trust")) together with other Hunt Trust related entities, owning the remaining approximate 39% interest.

During the latter part of 2000, an additional partner was admitted to the venture who committed to provide credit enhancement through April 2010 by issuing an insurance policy (through one of its affiliates) for the payment of principal and interest on the junior subordinated bond issue of $100,000,000. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, however, it would continue to support its existing book of credit enhancement business. This partner was entitled to 35% of net income as defined by agreement, while the other partners, including the Company, shared in the remaining 65%. The Company's allocation of income was approximately 51.09% of the remaining 65%.

During the second quarter of 2004, the partner providing the credit enhancement requested that the management of Second Holding not purchase any further long-term investments and Second Holding accordingly suspended such acquisitions. During the third quarter of 2004, the partners evaluated alternatives available to Second Holding in addition to holding existing assets through respective maturities and then retiring related debt. As a consequence of not purchasing additional assets, operating income, fees earned and cash flows received by the Company from such fees declined during 2004.

In November 2004, the Company completed the sale of its interest in Second Holding for $15,000,000 in cash. Since the Company was willing to entertain and execute an agreement at this price, and based upon the evaluation of other alternatives, the Company determined it was appropriate, under the accounting literature for equity method investees, to record a $9,000,000 impairment charge to the carrying amount of its investment in Second Holding during the third quarter of 2004.

The Company accounted for its investment in Second Holding on the equity method of accounting as its interests were represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company's investment was approximately $29,167,000 at December 31, 2003. The Company's share of (loss) income from Second Holding's operations was approximately $(4,790,000), $1,640,000 and $723,000 for the eleven months ended November 30, 2004 (date of sale) and for the years ended December 31, 2003 and 2002, respectively. The loss in the year ended December 31, 2004 is the result of a$12,930,000 net impairment charge taken by Second Holding (of which the Company's share was $6,606,000) relatedto the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004. The net fees earned by the Company, which were based upon total assets of Second Holding, amounted to approximately $751,000, $930,000 and $646,000 for the years ended December 31, 2003 and 2002, respectively.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company's investment in Clairborne Fordham, which is accounted for on the equity method, was $2,190,000 and $3,186,000 at December 31, 2004 and 2003, respectively.

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine construction financing (the "Mezzanine Loan") for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Mezzanine Loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company could earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest had not been accrued by the Company or Clairborne Fordham through the maturity of the Mezzanine Loan, nor had any fees been accrued by the Company.

The Mezzanine Loan was not repaid at maturity and as of October 2003, an amended loan agreement was executed. The amended terms provided for extending the maturity to December 31, 2004, the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003, Clairborne Fordham was to participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The amended loan agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off an existing construction loan and any unpaid construction costs. Also, the amended loan agreement provided for an initial principal payment and all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Payments of $5,125,000 and $7,823,000 were made to Clairborne Fordham during the fourth quarter of 2003 and for the period January 1, 2004 to September 15, 2004, respectively, of which the Company's share was $510,000 and $782,000, respectively.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to December 31, 2004, Clairborne Fordham sold the retail space and three residential units and realized approximately $8,677,000 of net proceeds before the $2,000,000 payment to the former owner. Clairborne Fordham distributed approximately $5,655,000 to the venture members including approximately $566,000 to the Company during the period September 15, 2004 to December 31, 2004. Undistributed proceeds were retained by Clairborne Fordham for working capital purposes. It is the intention of Clairborne Fordham to complete the orderly sale of the remaining components.

The following table details the Company's share of income from Clairborne Fordham:

	For the Years Ended December 31,
	2004	2003	2002
Contractual interest from Mezzanine Loan	$--	$269,000	$361,000
Additional interest income pursuant to the October
2003 amended loan agreement	314,000	136,000	--
Net income from sales of components and operations
subsequent to the September 15, 2004 transaction	198,000	--	--

	$512,000	$405,000	$361,000

Other Investments

Reis, Inc.

The Company has direct and indirect equity investments in a real estate information and database company, Reis, a provider of real estate market information to institutional investors. At December 31, 2004 and 2003, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,790,000 (approximately 21.6% of Reis' equity on an as converted basis at December 31, 2004). The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

Value Property Trust

During 2004 and 2003, the Company sold the remaining properties acquired as part of the February 1998 merger with Value Property Trust ("VLP"). In July 2003, the Salem, New Hampshire property was sold for a net sales price of approximately $4,200,000 and the Company utilized $22,000 of an existing impairment reserve recorded in 2000. During April 2004, the Company sold the Philadelphia, Pennsylvania property for net proceeds of approximately $2,700,000. As a result of the sale of the Philadelphia, Pennsylvania property, the Company reversed approximately $625,000 of impairment reserves recorded in 2000. During June 2004, the Company recognized approximately $184,000 of proceeds which had been placed in escrow from the sale of the Salem, New Hampshire property, as a result of the expiration of a contingency period. The contingent proceeds and the reversal of the impairment reserve were reflected in income from discontinued operations during the second quarter of 2004 and the year ended December 31, 2004. These transactions were the completion of the sales process of the VLP properties owned by the Company.

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits .. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. During 2004, the Company made additional advances aggregating $120,000 to Wellsford Mantua. The balance of the Company's loan to Wellsford Mantua was $450,000 and $330,000 at December 31, 2004 and 2003, respectively. The Company consolidates Wellsford Mantua and its investment is primarily included in construction in process on the consolidated balance sheet at December 31, 2004 and 2003. The Company has committed $246,000 of capital in addition to the loan to Wellsford Mantua.

Residential Activities

Palomino Park

The Company has an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operational as rental property. The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and through December 31, 2004, the Company sold 262 units). The 259 unit Gold Peak phase is being developed as for-sale condominiums on the remaining land. At December 31, 2004, a subsidiary of EQR owned the remaining 14.15% interest.

With respect to EQR's 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of approximately $2,000,000. Any transaction for the remaining interest would be subject to negotiation between the Company and EQR. Additionally, EQR is the beneficiary of certain rights of first offer on the Blue Ridge and Red Canyon phases at Palomino Park.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and 2003 and were collateralized by four phases at Palomino Park. On January 3, 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. In June 2000, the Company obtained a five-year letter of credit from Commerzbank AG to secure the Palomino Park Bonds. This letter of credit, which expires in May 2005, replaced an expiring letter of credit. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in May 2005. The Company expects to repay the balance of this obligation prior to the expiration of these enhancements.

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

In October 2000, Phase III, the 264 unit phase known as Silver Mesa, was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sell out period until the inventory available for sale had been significantly reduced and additional units were required to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral and obtained a $32,000,000 loan which was collateralized by the unsold Silver Mesa units and matured in December 2003 (the "Silver Mesa Conversion Loan"). During May 2003, the Company repaid the remaining unpaid principal balance of the Silver Mesa Conversion Loan with proceeds from Silver Mesa unit sales and available cash.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 262 units have been sold through December 31, 2004. The following table provides information regarding sales of Silver Mesa units:

	For the Years Ended December 31,				Project
	2004	2003	2002	2001	Totals
Number of units sold	53	56	48	105	262
Gross proceeds	$12,288,000	$12,535,000	$10,635,000	$21,932,000	$57,390,000
Principal paydown on Silver Mesa
Conversion Loan	$--	$4,318,000	$9,034,000	$18,648,000	$32,000,000

As the Company sold Silver Mesa units, rental revenue, the corresponding operating expenses and cash flow from the units being rented diminished. Rental revenue from the Silver Mesa phase was approximately $51,000, $702,000 and $1,462,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the “Green River Mortgage”). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. The proceeds of the Green River Mortgage were used to repay the construction loan for the Green River phase.

During 2004, the Company made the decision to commence the development of the fifth and final phase, known as Gold Peak. Gold Peak will be comprised of 259 condominium units to be built in sections on the remaining 29 acre land parcel at Palomino Park. The Company is in the process of obtaining construction financing from a financial institution. Initial unit deliveries and sales are expected to commence in the fall of 2005.

Other Developments

East Lyme

The Company has a 95% ownership interest as managing member of a venture to construct and sell 101 single family homes in East Lyme, Connecticut. After initially purchasing the land for $6,200,000 in June 2004, the Company executed an agreement with a homebuilder (the “Homebuilder”) who will construct and sell the homes for this project and will be a 5% partner in the project along with receiving other consideration. The Company extended a loan to the Homebuilder of $157,500 at a rate of 6% per annum which was used by the Homebuilder to finance one-half of his 5% investment in East Lyme. The loan matures upon the termination of the development agreement, which is expected to be in 2009.

The Company obtained construction financing in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended) bearing interest at LIBOR + 2.15% per annum and maturing in December 2007 with two one-year extensions at the venture’s option (the “East Lyme Construction Loan”). The balance of the East Lyme Construction Loan was approximately $361,000 at December 31, 2004. The completion of the initial homes and sales are expected to occur in 2006.

The Company has a right of first refusal from the seller of the East Lyme land on an adjacent parcel of land which could be used to develop 60 single family homes.

Claverack

During November 2004, the Company invested $2,250,000 for a 75% ownership interest in a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York. Claverack is capitalized with $3,000,000 of capital, the Company’s share of which was contributed in cash and the 25% partner’s contribution was the land, subject to liabilities, at a net value of $750,000. The land is subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bears interest at a rate of 7% per annum and matures in February 2010 (the “Claverack Mortgage”)). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company. The intent is for Claverack to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell single family homes. The Company expects that initial homes will be completed and sold during 2006.

Beekman

The Company has entered into contracts to purchase two contiguous land parcels in Beekman, New York. The acquisition of one 10 acre parcel closed on February 15, 2005 for a purchase price of $650,000. The purchase of the other 14 acre parcel is conditioned upon zoning approval to build a minimum of 60 residential condominium units. The current intent is to construct and sell a minimum of 125 residential condominium units on the parcels.

Segment Financial Information

See Footnote 13 to the Company’s consolidated financial statements for additional information regarding the Company’s segments.

Item 2. Properties.

The following property information is presented by SBU.

Commercial Properties Activities

As of December 31, 2004, Wellsford/Whitehall owned and operated 17 properties, including 10 office properties, five net-leased retail properties and two land parcels, totaling approximately 1,773,000 square feet of improvements, of which 1,644,000 square feet is held for sale at December 31, 2004. The following table sets forth certain information related to all of these properties at December 31, 2004:

			Leasable Building	Year			Principal Tenants
Property	Type	Location	Square Feet	Constructed/ Rehabilitated	Number of Tenants	Occupancy	Name	Lease Expiration	Encumbrance
Assets subsequently sold - January 27, 2005
300 Atrium Drive (A)	Office	Somerset, NJ	148,000	1983	3	32%	Multilink	November 2005	(B)
400 Atrium Drive (A)	Office	Somerset, NJ	355,000	1985	2	13%	Sun Microsystems	May 2005	(B)
500 Atrium Drive (A)	Office	Somerset, NJ	169,000	1984	4	63%	Computer Science Corporation	December 2008	(B)
700 Atrium Drive (A)	Office	Somerset, NJ	181,000	1985	2	100%	Merck	June 2005	(B)
Garden State Exhibit Center(A)	Flex	Somerset, NJ	82,000	1968/1989	N/A	N/A	N/A	N/A	(B)
Campus Drive (A)	Office	Franklin Twp, NJ	199,000	1984	1	10%	Royal Consumer Products	September 2009	(B)
Airport Park (A)	Office	Hanover Twp, NJ	97,000	1979/2002	14	92%	CapGemini	January 2006	(C)
600 Atrium Drive (A)	Land (D)	Somerset, NJ	N/A	N/A	N/A	N/A	N/A	N/A	(E)

		Subtotal	1,231,000		26	43%

Assets subsequently sold - January 21, 2005
Essex (F)	Retail	Essex, MD	10,000	2000	1	100%	CVS	January 2024	(C)
Pennsauken (F)	Retail	Pennsauken, NJ	12,000	2001	1	100%	CVS	January 2024	(C)
Runnemeade (F)	Retail	Runnemeade, NJ	12,000	2001	1	100%	CVS	January 2024	(C)
Wetumpka (F)	Retail	Wetumpka, AL	10,000	2001	1	100%	CVS	January 2024	(C)
Richmond (F)	Retail	Richmond, VA	10,000	2001	1	100%	CVS	January 2024	(C)

		Subtotal	54,000		5	100%

Remaining assets
150 Mt. Bethel Road	Office/Flex	Warren, NJ	129,000	1981	2	39%	GMAC	March 2008	(B)
105 Challenger Road (G)	Office	Ridgefield Park, NJ	147,000	1992	2	100%	Samsung America, Inc.	June 2010	(B)
117 Kendrick Street (G)	Office	Needham, MA	212,000	1963/2000	7	82%	MCK Communication	March 2007	(B)
Airport Park	Land (D)	Hanover Twp, NJ	N/A	N/A	N/A	N/A	N/A	N/A	(E)

		Subtotal	488,000		11	76%

Total/Portfolio Average at December 31, 2004	1,773,000	42	54%

(A)	Property classified as held for sale at December 31, 2004 and subsequently sold on January 27, 2005.	(E)	Unencumbered.
(B)	Encumbered by the Wellsford/Whitehall GECC Facility.	(F)	Property classified as held for sale at December 31, 2004 and subsequently sold on January 21, 2005.
(C)	Encumbered by other mortgages.	(G)	Property classified as held for sale at December 31, 2004 and not sold as of the date of this report.
(D)	Land zoned for office development.

Leases for the Wellsford/Whitehall properties typically provide for step-ups in base rent periodically over the term of a lease and pass throughs to tenants of their pro rata share of increases in certain expenses (real estate taxes and operating expenses) over a base year. Leases generally provide for improvement allowances for all or a portion of the tenant's initial construction of its premises.

Three tenants of the properties held for sale contributed approximately 28% of rental revenue for the year ended December 31, 2004 that is included in discontinued operations.

Debt and Equity Activities

Clairborne Fordham

On September 15, 2004, Clairborne Fordham obtained title to the remaining unsold components of Fordham Tower and at December 31, 2004, these components consisted of 15 residential units and the 188 space parking garage. It is the intention of Clairborne Fordham to complete the orderly sell-out of the remaining components.

Wellsford Mantua

The Company, through its investment in Wellsford Mantua, has an investment in the form of a loan secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land.

Residential Activities

Palomino Park

The Company owns and operates the following multifamily rental properties at Palomino Park:

Property	Location	Units	Year Constructed	Occupancy	Monthly Effective Rent per Unit (A)	Encumbrance
Blue Ridge	Denver, CO	456	1997	89%	$958	$31,407,000	(B)
Red Canyon	Denver, CO	304	1998	91%	1,118	24,885,000	(B)
Green River	Denver, CO	424	2001	90%	1,002	39,055,000	(B)

Total/Average at December 31, 2004		1,184		90%	$1,015	$95,347,000

(A)	As of December 31, 2004.
(B)	Encumbrance balances exclude the Palomino Park Bonds. The balance of the Palomino Park Bonds was $12,680,000 at December 31, 2004 and encumbers the Blue Ridge, Red Canyon and Green River operational phases, as well as the undeveloped Gold Peak land (see below). The allocated balance of the Palomino Park Bonds to the three rental phases aggregates $10,405,000.

The typical lease term of tenants’ leases at Palomino Park range from six to fourteen months. Security deposits are generally required for all leases.

The Company has developed and is developing the following Palomino Park phases as for-sale condominiums:

Property/Location	Year Acquired	Units Currently Zoned For	Total Units Developed as of December 31, 2004	Total Units Sold as of December 31, 2004		Encumbrance
Silver Mesa/Denver, CO	1997	264	264	262	(A)	--
Gold Peak/Denver, CO (B)	1999	259	--	--		$2,275,000	(C)

(A)	During 2004, 53 Silver Mesa units were sold.
(B)	Initial unit deliveries are expected to commence in the fall of 2005.
(C)	On January 3, 2005, $2,275,000 (Gold Peak’s share of the Palomino Park Bonds) was paid by the Company in order to obtain a release of the lien for construction financing for the project.

Other Developments

The Company owns or has ownership interests in the following other residential development projects at December 31, 2004:

Property/Location	Year Acquired	Units Currently Zoned For	Expected Initial Delivery of Completed Units	Type	Encumbrance
The Orchards/East Lyme, CT	2004	101 (A)	2006	Single	$361,000	(B)
				family home
The Stewardship/Claverack, NY	2004	13 (C)	2006	Single	$465,000	(D)
				family home
Poughquag Condominiums/ Beekman, NY (E)	(E)	(E)	(E)	Condominium	N/A

(A)	The Company has a right of first refusal on an adjacent parcel of land which could be used to develop 60 single family homes.
(B)	The Company closed on the East Lyme Construction Loan during December 2004.
(C)	The intent is for Claverack to obtain an increase in the number of developable residential lots.
(D)	Mortgage was assumed upon formation of the Claverack venture.
(E)	During 2004, the Company entered into contracts to purchase two contiguous land parcels. On February 15, 2005, the Company completed the purchase of a 10 acre parcel for $650,000. The purchase of the other 14 acre parcel is conditioned upon zoning approval to build a minimum of 60 residential condominium units. The current intent is to construct and sell a minimum of 125 residential condominium units on the parcels.

Item 3.	Legal Proceedings.

The Company is not presently a party in any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common shares are traded on the American Stock Exchange under the symbol "WRP". The approximate number of holders of record of the common shares and class A-1 common shares (collectively, "Common Shares" or "Common Stock") were approximately 700 and 1, respectively, as of December 31, 2004. The high and low closing sales prices for the Common Shares on the American Stock Exchange and the dividends declared for the years ended December 31, 2004 and 2003 are as follows:

	2004			2003
Quarter	High	Low	Dividends	High	Low	Dividends
First	$19.50	$16.51	None	$16.40	$14.52	None
Second	$18.50	$15.25	None	$16.65	$14.63	None
Third	$15.90	$14.63	None	$17.31	$15.15	None
Fourth	$16.00	$14.42	None	$18.69	$17.25	None

Dividends

The Company did not declare or distribute any dividends during 2004 or 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information for each of the Company's compensation plans at December 31, 2004:

	Number of Securities to be Issued upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
Rollover Stock Option Plan	329,667	$20.55	316,168
1997 Management Incentive Plan	199,187	$21.51	635,465
1998 Management Incentive Plan	134,125	$17.13	533,574

	662,979	$20.15	1,485,207
Equity compensation plans not approved by shareholders	--	$--	--

Total	662,979	$20.15	1,485,207

Issuer Purchases of Equity Securities

The Company had an aggregate of 1,229,837 shares available to be repurchased during 2004 from Board of Director authorized repurchases; such authorizations were made during 2000 and 1999. No shares of common stock have been repurchased by the Company since April 2000. If the Company is to repurchase any shares in the future, it will obtain new authorization from the Board of Directors of the Company at such time.

Item 6.	Selected Financial Data.

The following tables set forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements included as a separate section of this annual report on Form 10-K starting at page F-1.

(amounts in thousands, except per share data)

Summary Consolidated Statement of Operations Data (A)	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Revenues	$27,649	$35,602	$30,512	$40,166	$24,220
Costs and expenses (B) (C)	(37,580)	(37,903)	(33,750)	(45,559)	(24,819)
(Loss) income from joint ventures (D) (E)	(23,715)	(34,429)	(209)	4,564	3,247
Gain on sales of assets, net of
impairment provision of $3,600 in 2000	--	--	--	--	7,260
Minority interest benefit (expense)	88	85	43	(283)	(66)

(Loss) income before income taxes,
Convertible Trust Preferred Securities
and discontinued operations	(33,558)	(36,645)	(3,404)	(1,112)	9,842
Income tax benefit (expense) (E)	130	(7,135)	1,322	(513)	(997)
Convertible Trust Preferred Securities
distributions, net of tax benefit of $720,
$720 and $510 in 2002, 2001 and 2000,
respectively (C)	--	(2,099)	(1,380)	(1,380)	(861)

(Loss) income from continuing
operations	(33,428)	(45,879)	(3,462)	(3,005)	7,984
Income (loss) from discontinued
operations, net of impairment provision
of $1,125 in 2000 and net of taxes (F)	725	20	90	280	(1,516)

Net (loss) income	$(32,703)	$(45,859)	$(3,372)	$(2,725)	$6,468

Per share amounts, basic and diluted:
(Loss) income from continuing
operations	$(5.17)	$(7.11)	$(0.53)	$(0.42)	$0.94
Income (loss) from discontinued
operations (F)	0.11	--	0.01	0.04	(0.18)

Net (loss) income	$(5.06)	$(7.11)	$(0.52)	$(0.38)	$0.76

Cash dividends declared per common
share	$--	$--	$--	$--	$--

Weighted average number of common
shares outstanding:
Basic	6,460	6,454	6,437	7,213	8,508

Diluted	6,460	6,454	6,437	7,213	8,516

See footnotes to table on next page.

Selected Financial Data (continued)

Summary Consolidated Balance Sheet Data	December 31,
	2004	2003	2002	2001	2000
Real estate assets, at cost	$151,275	$147,357	$156,676	$164,916	$160,583
Accumulated depreciation	(21,031)	(16,775)	(12,834)	(9,386)	(7,761)
Notes receivable	1,190	3,096	28,612	34,785	37,824
Assets held for sale (F)	--	2,335	6,256	5,844	6,444
Investment in joint ventures	13,985	53,760	94,181	95,807	120,969
Cash and cash equivalents	65,864	55,378	38,582	36,092	36,245
Investments in U.S. Government securities	27,551	27,516	--	--	--
Total assets	254,637	285,827	332,775	345,838	375,770
Mortgage notes payable	108,853	109,505	112,233	121,731	104,404
Debentures (C)	25,775	--	--	--	--
Credit facility	--	--	--	--	12,000
Convertible Trust Preferred Securities (C)	--	25,000	25,000	25,000	25,000
Total shareholders' equity	98,783	131,274	176,567	178,079	215,982

Other balance sheet information:
Common shares outstanding	6,467	6,456	6,451	6,405	8,350

Equity per share	$15.28	$20.33	$27.37	$27.80	$25.86

(A)	See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant changes in revenues and expenses of the Company.
(B)	Includes a restructuring charge of $3,527 during the year ended December 31, 2001, with no similar charges in other periods presented.
(C)	During the first quarter of 2004, the Company de-consolidated the entity that issued the Convertible Trust Preferred Securities as required by the Financial Accounting Standards Board Interpretation No. 46R (“FIN46R”). Accordingly, the Company presents the $25,775 of Debentures instead of $25,000 of Convertible Trust Preferred Securities on its balance sheet at December 31, 2004. The expense for the Debentures of approximately $2,100 is included with interest expense as a component of costs and expenses for the year ended December 31, 2004 instead of as distributions, net of tax benefit as it had been presented for the years ended December 31, 2003, 2002, 2001 and 2000. On March 10, 2005, the Company notified EQR of its intent to redeem in cash its outstanding $25,000 of Convertible Trust Preferred Securities. The Company expects to complete the redemption during March 2005.
(D)	The loss in the 2004 period is primarily attributable to (i) a $9,000 impairment charge recorded by the Company at September 30, 2004 related to the sale of its interest in Second Holding, (ii) the Company’s net $6,606 share of a write-down of one of Second Holding’s investments during the first quarter of 2004 and (iii) the Company’s share of losses aggregating $10,437 from Wellsford/Whitehall including a loss from operations, a loss of $1,403 recorded in the third quarter of 2004 relating to the Redemption Transaction and impairment provisions relating to assets held for sale at December 31, 2004 aggregating $7,400, offset by the gain from a single asset sale in March 2004 of $1,700.
(E)	During the fourth quarter of 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700 related to 12 assets in the portfolio. The Company’s share of this impairment charge was approximately $37,377 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company’s books of approximately $2,644 related to Wellsford/Whitehall and determined at that time that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680 in the fourth quarter of 2003.
(F)	Relates to the classification of two properties in the Debt and Equity Activities SBU as a discontinued operation effective as of June 30, 2003.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

Selected Significant Accounting Policies

Management has selected the following accounting policies which it believes are significant in order to understand the Company’s activities, financial position and operating results.

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

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The following table and footnotes identify the Company’s VIEs:

	VIE at December 31,		Requires
Entity (a)	2004	2003	Consolidation
WRP Convertible Trust I	Yes	No	No	(b)
Non-qualified deferred compensation trust	Yes	Yes	Yes	(c)
Reis	Yes	Yes	No	(d)
Second Holding	(e)	Yes	No	(f)
Wellsford Mantua	Yes	Yes	Yes	(g)
Claverack	Yes	N/A	Yes	(h)
Beekman	Yes	N/A	No	(i)

(a)	For additional information regarding these entities, see Footnotes 2, 7 and 13.
(b)	The entity that issued the Convertible Trust Preferred Securities is a VIE, however it is not appropriate to consolidate this entity under the provisions of FIN46R as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company's investment was funded by WRP Convertible Trust I, it is not considered to be at risk. Accordingly, the Company de-consolidated the entity during the first quarter of 2004.
(c)	The non-qualified deferred compensation trust (“Rabbi Trust”) is a VIE as it does not have its own equity. The Company is the primary beneficiary/loss absorber of the Rabbi Trust as the assets would be subject to attachment in a bankruptcy. The Company consolidated the assets and liabilities of the Rabbi Trust at December 31, 2004 and 2003, as well as for periods prior to the issuance of FIN46R as appropriate under other existing accounting literature.
(d)	Reis is a VIE because as of the last capital event for that entity in 2002, it was determined that Reis did not have sufficient capital to support its business activities. Consolidation of Reis is not required by the Company as it would not be the primary beneficiary.

(e)	The Company sold its investment in Second Holding in November 2004.
(f)	Second Holding was a VIE at December 31, 2003, however, the Company is not the primary beneficiary because it is not expected that it will absorb a majority of Second Holding’s probability-weighted expected losses, nor would it ever receive a majority of the residual returns. Therefore, consolidation was not required under FIN46R nor was consolidation appropriate under existing accounting literature. The Company used the equity method of accounting to account for this investment.
(g)	Wellsford Mantua is a VIE as the venture does not have sufficient equity to support its operations as the Company provides 100% of the financing to this entity and the owners have deminimus equity in the entity. The Company is the primary beneficiary and consolidates this entity.
(h)	Claverack, an entity in which the Company has a 75% interest in equity and profits (except if returns exceed 35% as defined) is considered a VIE, since the original capital is insufficient to support its contemplated activities. Claverack is consolidated, even though the two members share business decisions equally, since the Company would be the primary beneficiary of profits or absorber of losses. At December 31, 2004, Claverack had $1,178,000 of restricted cash and $2,267,000 of construction in process and was subject to $465,000 of mortgage debt which was non-recourse to the Company.
(i)	Beekman is a VIE; however, since the Company’s investment is a mortgage interest, the Company has no GAAP equity in the entity and would not be the primary absorber of losses, consolidation is not appropriate.

Real Estate, Other Investments, Depreciation, Amortization and Impairment. Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Costs incurred for significant repairs and maintenance that extend the usable life of the asset or have a determinable useful life are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company expenses all lease turnover costs for its residential units such as painting, cleaning, carpet replacement and other turnover costs as such costs are incurred.

Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements and two to twelve years for furnishings and equipment.

The Company reviews its real estate assets, investments in joint ventures and other investments for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment.

Real Estate – Residential Units Available for Sale. The Company’s residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the Company records cost of sales based upon relative sales values. Sales price concessions are recognized as a reduction in sales revenues as individual units are sold. Advertising costs are expensed as incurred.

Revenue Recognition. Commercial properties were leased under operating leases. Rental revenue from office properties were recognized on a straight-line basis over the terms of the respective leases. Residential units are leased under operating leases with typical terms of six to fourteen months and such rental revenue is recognized monthly as tenants are billed. Interest revenue is recorded on an accrual basis over the life of the loan. Prepayment penalties on mortgages receivable are recorded as interest revenue in the period that such fees are earned. Fee revenues are recorded in the period earned, based upon formulas as defined by agreement for management services or upon asset sales and purchases by certain joint venture investments. Sales of real estate assets and investments are recognized at closing, subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standard (“SFAS”) No. 109 “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

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

Accounting Pronouncements Not Yet Adopted. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R during the third quarter of 2005. The Company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position as it has previously adopted the prospective method of transition under SFAS No. 148 and all options outstanding have fully vested by December 31, 2004.

Results of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

The change in net (loss) per share, basic and diluted from a (loss) in 2003 of $(7.11) per share to a (loss) in 2004 of $(5.06) per share, is attributable to a current period (loss) of $(32,703,000), whereas in the 2003 period, the (loss) was $(45,859,000).

The loss in the 2004 period is primarily attributable to (i) a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to the sale of its interest in Second Holding, (ii) the Company’s net $6,606,000 share of a write-down of one of Second Holding’s investments during the first quarter of 2004 and (iii) the Company’s share of losses aggregating $10,437,000 from Wellsford/Whitehall including a loss from operations, a loss of $1,403,000 recorded in the third quarter of 2004 relating to the Redemption Transaction and impairment provisions relating to assets held for sale at December 31, 2004 aggregating $7,400,000, offset by the gain from a single asset sale in March 2004 of $1,700,000.

The 2003 loss is primarily attributable to an impairment provision by the Wellsford/Whitehall venture and related charges during the fourth quarter of 2003. Annually, after the preparation of budgets for the following year and as part of the financial statement closing process, Wellsford/Whitehall performs evaluations for impairment on all of its real estate assets. As part of the fiscal 2003 evaluation, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio during the fourth quarter of 2003. The provision was not the result of a change in the intended use of such assets. However, it was the result of several factors including, but not limited to, a continued deterioration of and outlook for the suburban office submarkets where Wellsford/Whitehall’s properties are situated. Specifically, these included decreasing market rents, slower absorption trends and greater tenant concession costs. The Company’s share of this impairment charge was approximately $37,377,000 in 2003. Additionally, as a result of the Wellsford/Whitehall charge, the Company wrote-off the balance of unamortized warrant costs of $2,644,000 related to Wellsford/Whitehall and determined at that time that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680,000 in the fourth quarter of 2003.

Rental revenue decreased $890,000. This decrease is due to the impact of rent concessions in excess of the 2003 period at all phases of Palomino Park ($992,000) and the gradual elimination of rental operations at the Silver Mesa phase resulting from unit sales and all units being classified as sales inventory by December 31, 2003, whereas more units were being rented during the 2003 period as compared to the 2004 period ($651,000), offset by increased average physical occupancy of 93% for 2004 from 90% for 2003 at the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($753,000).

Revenues from sales of residential units and the associated cost of sales from such units were $12,288,000 and $10,131,000, respectively, from 53 Silver Mesa unit sales during 2004 and were $12,535,000 and $10,708,000, respectively, from 56 sales during the corresponding 2003 period. The average pre-tax income from 2004 unit sales was approximately $8,100 greater per unit than in the corresponding 2003 period as a result of a reduced commission rate on the units sold, revised downward estimates of total project costs in 2004 and no interest costs included in cost of sales in 2004 as the outstanding debt balance was repaid in May 2003.

Interest revenue decreased $6,254,000. This decrease is due to reduced interest of $6,729,000 on loans from lower average outstanding loan balances in the 2004 period as compared to the 2003 period (including $2,275,000 related to the loss of revenue during the 2004 period and the receipt of a $4,368,000 yield maintenance penalty from the 277 Park Loan prepayment in September 2003) and $40,000 of non-recurring income earned in 2003 in excess of 2004 amounts, offset by increased interest earned on cash and U.S. Government securities of $515,000 from a higher average outstanding investable cash and securities balance during the current period versus the comparable 2003 period.

Fee revenue decreased $563,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $46,000 during 2004, as compared to fees of $430,000 earned in the 2003 period. The Company’s management fees for its role in the Second Holding investment decreased $179,000 for the 2004 period from the 2003 period. Fee revenue during the current period was impacted by changes in the amount of assets under management by Second Holding as a result of the 2004 decision not to purchase any new assets and allow the run-off of existing investments and by the sale of the Company’s interest in the venture in November 2004.

Property operating and maintenance expense decreased $108,000. This decrease is primarily the result of a decline in operating expenses for the Silver Mesa phase from continuing unit sales during 2003 and 2004 of $427,000 (see sales discussion above), offset by the effect of net increases for property operating and maintenance expenses at the other phases of Palomino Park of $246,000 (including increases in replacements, advertising, payroll and utility costs, offset by decreases in certain maintenance cost categories) and period costs in 2004 for the consolidated development projects of $73,000.

The decrease in real estate taxes of $106,000 is primarily attributable to reduced taxes from fewer Silver Mesa units from continuing sales ($77,000) and reduced taxes on the Gold Peak land from a lower assessment and the commencement in September 2004 of capitalizing taxes to the project basis during development ($35,000).

Depreciation and amortization expense decreased $3,900,000. This decrease is primarily attributable to the Company expensing $4,021,000 of unamortized warrant costs in 2003, including the remaining unamortized balance of $2,644,000 which was written-off at December 31, 2003 in connection with the impairment charge recorded by Wellsford/Whitehall with no comparable expense in the 2004 period. The decrease is additionally impacted by no depreciation expense recorded on the Silver Mesa units as all of the units were transferred from operations to residential units available for sale during 2003 ($103,000), offset by additional amortization related to the Clairborne Fordham venture recorded during 2004 ($160,000) and the write-off of unamortized Second Holding basis differences of $68,000 upon the sale of the Company’s investment in November 2004.

Aggregate interest expense increased $1,665,000. This increase is attributable to interest expense and deferred cost amortization on $25,775,000 of Debentures during the period of $2,100,000 as a result of the adoption of FIN46R and the de-consolidation of the Convertible Trust Preferred Securities, as previously described, whereas such expense was treated as a distribution in the 2003 period. The increase is also attributable to the Green River phase as the 2004 period includes interest for the entire period at a higher fixed rate on a larger average outstanding balance on the permanent financing, whereas during the 2003 period, there was a lower variable interest rate on a lower amount of construction financing until the permanent financing was in place in February 2003 ($62,000). In addition, the 2004 period had a higher average base interest rate on the Palomino Park Bonds as compared to the 2003 period ($50,000) due to rising interest rates during 2004. These increases were offset by lower average outstanding principal balances with respect to the other Palomino Park phases’ loans ($60,000) and capitalized interest of $490,000 in 2004 with only $3,000 capitalized in the 2003 period. The

Company began the capitalization of interest on its new residential developments upon the determination that such developments would be commenced (East Lyme capitalization began in June 2004 upon acquisition of the land, Gold Peak capitalization began in September 2004 and Claverack capitalization began in November 2004 upon formation of the venture when our 25% partner contributed the land).

General and administrative expenses increased $2,680,000 as described below:

	For the Years Ended December 31,
	2004	2003	Increase (Decrease)
General and administrative expense per Statements of Operations	$8,270,768	$5,590,971	$2,679,797
Less non-cash component of general and administrative
expenses for:
Amortization of stock generally issued into deferred
compensation plan	--	277,664	(277,664)
Expensing of stock options	71,500	93,600	(22,100)

Total non-cash component of general and administrative expenses	71,500	371,264	(299,764)

Cash component of general and administrative expenses	$8,199,268	$5,219,707	$2,979,561

The principal reasons for the increase in the cash component of general and administrative expenses are the costs to retain an investment banker ($1,000,000), increased fees for both the 2004 annual audit and the new Sarbanes-Oxley Act internal control evaluation requirements to our principal independent accountants ($660,000), a contractual payment to the Chairman of the Company upon the sale of Second Holding ($643,000) and other additional costs for compliance with the Sarbanes-Oxley Act, including the costs of another accounting firm to assist the Company in this process.

The Company recognized a (loss) of $(23,715,000) during the year ended December 31, 2004 from its joint venture investments as compared to a loss of $(34,429,000) in 2003. An analysis of the change follows:

	For the Years Ended December 31,
	2004	2003	(Decrease) Increase
Wellsford/Whitehall:
(Loss) from operations (A)	$(3,307,000)	$(2,126,000)	$(1,181,000)
Net gain from asset disposition transactions (B)	289,000	3,030,000	(2,741,000)
Impairment provisions (C)	(7,419,000)	(37,377,000)	29,958,000

(Loss) from Wellsford/Whitehall	(10,437,000)	(36,473,000)	26,036,000
Second Holding (D)	(13,790,000)	1,640,000	(15,430,000)
Clairborne Fordham	512,000	405,000	107,000
Other	--	(1,000)	1,000

(Loss) from joint ventures	$(23,715,000)	$(34,429,000)	$10,714,000

(A)	The periods were impacted by the sale of properties during 2004 and 2003, lower average occupancy and declines in rental rates.
(B)	Amounts reflect the net gains from the disposition of eight properties in 2004 and eleven properties in 2003.
(C)	Impairment provisions recorded at December 31, 2004 relate primarily to classifying assets as held for sale and writing down the assets to expected selling prices, less closing costs. The 2003 impairment primarily related to significant declines in the economics of the properties as previously described herein.
(D)	The loss for 2004 is the result of (i) a $12,930,000 net impairment charge taken by Second Holding (of which the Company's share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004 and (ii) a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to the ultimate sale of its interest in the venture in November 2004.

Minority interest changed $3,000 to a benefit of $88,000 in the 2004 period from a benefit of $85,000 in the 2003 period, primarily attributable to the formation of two development entities with minority partners who share in each respective development project's current period losses ($32,000) and a minority interest benefit related to the consolidation of an entity in accordance with the provisions of FIN46R ($29,000), offset by a reduction in the minority interest benefit for Palomino Park ($58,000).

The change in income tax expense to a benefit of $130,000 in 2004 compared to an expense of $7,135,000 in 2003 results primarily from the Company recording an increased valuation allowance against deferred tax assets in 2003.

The change in after tax cost of the Convertible Trust Preferred Securities results from classifying this expense for the 2004 period into interest expense as a result of the adoption of FIN46R (see interest expense discussion).

Income from discontinued operations, after taxes, reflects the reclassification of the revenue and expenses from the two VLP properties in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The income from discontinued operations, net of taxes, was $725,000 and $20,000 for the years ended December 31, 2004 and 2003, respectively. The change between the two periods is primarily attributable to the sale of the remaining property during April 2004, at which time, the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during 2004, the sum of which aggregated $809,000. That amount was partially offset by the loss of operating income between the periods and the effect of state income taxes.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

The change in net loss per share, basic and diluted of $6.59 per share from a loss in 2002 of $(0.52) per share to a loss in 2003 of $(7.11) per share, is attributable to a current period loss of $(45,859,000), whereas in the 2002 period, the loss was $(3,372,000). The 2003 loss includes charges aggregating $(46,701,000) attributable to an impairment provision by the Wellsford/Whitehall venture and related charges during the fourth quarter of 2003 as previously described in the comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Rental revenue decreased $849,000. This decrease is due to the impact of rent concessions in excess of the 2002 period at all phases of Palomino Park ($1,510,000) and reduced rental operations at the Silver Mesa phase resulting from unit sales and fewer units being rented in the 2003 period as compared to the 2002 period ($762,000), offset by commenced operations at the Green River phase at Palomino Park effective January 1, 2002 as such revenues in the fiscal 2003 period are in excess of the 2002 period ($975,000) and increased average physical occupancy and other tenant fee increases at the Blue Ridge and Red Canyon phases at Palomino Park ($448,000).

Revenues from sales of residential units and the associated cost of sales from such units were $12,535,000 and $10,708,000, respectively, from 56 Silver Mesa unit sales during 2003 and were $10,635,000 and $9,544,000, respectively, from 48 sales during the 2002 period. The average pre-tax income from 2003 unit sales was approximately $9,900 greater per unit than in the corresponding 2002 period as a result of sales of higher priced and larger units, a reduced commission rate on the units sold and declining interest costs included in cost of sales as the average outstanding debt balance was being reduced over the periods until its ultimate repayment in May 2003.

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

Fee revenue increased $684,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $430,000 during 2003, with only $29,000 earned in the 2002 period. Additionally, the

Company's management fees for its role in the Second Holding investment increased $283,000 from the growth of assets under management in that venture from 2002 to 2003.

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

General and administrative expenses decreased $976,000 as described below:

	For the Years Ended December 31,
	2003	2002	(Decrease) Increase
General and administrative expense per Statement of Operations	$5,590,971	$6,567,166	$(976,195)
Less non-cash component of general and administrative expenses for:
Amortization of stock generally issued into deferred
compensation plan	277,664	1,243,332	(965,668)
Expensing of stock options	93,600	--	93,600

Total non-cash component of general and administrative expenses	371,264	1,243,332	(872,068)

Cash component of general and administrative expenses	$5,219,707	$5,323,834	$(104,127)

The principal reason for the decline in the cash component of general and administrative expenses is lower payroll and payroll related costs for 2003.

The Company realized a loss aggregating $(34,429,000) in 2003 from its joint venture investments as compared to a loss of $(209,000) in 2002. An analysis of the decrease follows:

	For the Years Ended December 31,
	2003	2002	(Decrease) Increase
Wellsford/Whitehall:
(Loss) from operations (A)	$(2,126,000)	$(770,000)	$(1,356,000)
Impairment charges (B)	(37,377,000)	(440,000)	(36,937,000)
Net gain (loss) from assets sold (C)	3,030,000	(82,000)	3,112,000

(Loss) from Wellsford/Whitehall	(36,473,000)	(1,292,000)	(35,181,000)
Second Holding (D)	1,640,000	723,000	917,000
Clairborne Fordham	405,000	361,000	44,000
Other	(1,000)	(1,000)	--

(Loss) from joint ventures	$(34,429,000)	$(209,000)	$(34,220,000)

(A)	The 2003 period was impacted by the sale of properties during 2003, lower occupancy and lower rental rates than the corresponding 2002 period.
(B)	As previously noted, Wellsford/Whitehall recorded an impairment charge related to 12 assets in the portfolio during the fourth quarter of 2003. The 2002 impairment charge was attributable to two properties held for sale at December 31, 2002 which were sold during 2003.
(C)	One property was classified as held for sale at December 31, 2003. Ten properties and one land parcel were sold during the 2003 period with one sale in the corresponding 2002 period.
(D)	The increase in earnings is a result of an increase in average invested assets generating increased income for that venture in 2003 as compared to 2002.

Minority interest changed $42,000 from a benefit of $43,000 in the 2002 period to a benefit of $85,000 in the 2003 period, primarily attributable to a larger loss for Palomino Park in 2003 as compared to the 2002 period.

Income taxes changed from a benefit of $1,322,000 in 2002 to a provision of $7,135,000 in 2003 primarily from the Company increasing the valuation allowance to reflect the portion of the deferred tax asset relating to the benefit of net operating loss carryforwards that the Company determined would not be realizable in the next three years as a result of the significant loss reported by the Wellsford/Whitehall venture and a loss in 2002 in which the tax benefit from an estimated carryback of losses was partially offset by minimum state and local taxes.

The change in after tax cost of the Convertible Trust Preferred Securities results from not having available any tax benefit in 2003 whereas there was a 34% tax benefit in 2002.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from the two VLP properties in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The net reclassified amounts were $20,000 and $90,000 for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily attributable to the sale of one of the two properties held for sale in July 2003.

Income Taxes

The Company has recorded net deferred tax liabilities of approximately $248,000 and $548,000 at December 31, 2004 and 2003, respectively, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The primary reason for the reduction is the realization of operating losses in 2004.

Management has determined that valuation allowances of approximately $53,628,000 and $41,953,000 at December 31, 2004 and 2003, respectively, are necessary. The increase in the valuation allowance results from minor tax benefit being ascribed to the Company's 2004 loss. The valuation allowance at December 31, 2004 primarily relates to deferred compensation provisions, the tax basis of the Company's investment in Wellsford/Whitehall and NOL and capital loss carryforwards. The Company expects to realize its remaining deferred tax asset of approximately $3,348,000 at December 31, 2004 primarily through the recognition of existing deferred tax capital gains, the significantly lower tax basis of its Palomino Park assets and operating taxable income.

At December 31, 2004, the Company has available net operating loss carryforwards of approximately $67,876,000 which will expire between 2007 and 2024. As a result of certain limitations under Section 382 of the Internal Revenue Code as it applies to the VLP acquisition, the Company may only use $6,200,000 of such NOL carryforwards in each year. Any amount not utilized in a year may be carried forward to subsequent years. Approximately $35,000,000 could be utilized in 2005 to offset Federal taxable income including amounts realized in 2004 which are not subject to limitations. In addition, the Company has $12,900,000 of available net capital loss carryforwards expiring in 2009, which can be utilized against future capital gains including gains, if any, on the sale of real estate properties.

Liquidity and Capital Resources

Consolidated for the Company

The Company expects to meet its short-term liquidity requirements, such as operating expenses, the January 2005 $2,275,000 payment on the Palomino Park Bonds and the remaining balance of such bonds prior to the May 2005 credit enhancement expirations, debt service on mortgage notes payable and Debenture distributions, the redemption of the Convertible Trust Preferred Securities, new investments (including the purchase of 50% of the minority interest in the Palomino Park subsidiary for approximately $2,000,000), development costs and joint venture financing requirements (including its share of any financing requirements for Wellsford/Whitehall), generally through its available cash and sales of condominium units, distributions from investments in joint ventures, maturing investments in U.S. Government securities, cash provided by rental and interest revenues and proceeds from construction financings.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, financing acquisitions, new investments and development costs, financing capital improvements, minority interest distributions, joint venture financing requirements (including its share of any financing requirements for Wellsford/Whitehall) and debt service on mortgage notes payable through the use of available cash, maturing investments in U.S. Government securities, receipt of payments related to notes receivable, sales of condominium units and single family homes, distributions from investments in joint ventures, proceeds from construction financing, refinancings and the issuance of debt. The Company has an aggregate of $93,415,000 of cash and cash equivalents and U.S. Government securities at December 31, 2004 and considers such amounts to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms.

Wellsford/Whitehall

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, such as financing additional renovations, tenant improvements and leasing costs of its properties, repayments of debt and operating expenses with available cash, operating cash flow from its properties, the modification of terms on existing debt and sales of properties. Wellsford/Whitehall's cash balance was $2,280,000 and restricted cash was $9,730,000 at December 31, 2004.

In April 2004, Wellsford/Whitehall executed an amended agreement with GECC, to extend the GECC Facility maturity to December 31, 2006, adjust the interest rate to LIBOR plus 3.25% per annum and provide for a $16,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005. Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. As a result of the sale of certain New Jersey properties in January 2005, the GECC Facility balance was reduced to $36,906,000 which is collateralized by the three remaining unsold office buildings. Such amount represents Wellsford/Whitehall's only outstanding debt as of January 31, 2005.

Material Contractual Obligations

The following table summarizes the Company's material contractual obligations as of December 31, 2004:

(amounts in thousands)	Payments Due
	For the Year Ended	For the Years Ended December 31,		Subsequent to
Contractual Obligations	December 31, 2005	2006 and 2007	2008 and 2009	January 1, 2010	Aggregate
Recorded on balance sheet:
Principal payments for mortgage
notes payable	$14,293	$33,556	$25,041	$35,963	$108,853
Debentures (A)	25,775	--	--	--	25,775

Contractual obligations recorded
on balance sheet	40,068	33,556	25,041	35,963	134,628

Other contractual obligations:
Employment contract obligations	1,670	1,120	2,036	--	4,826
Operating lease for office	815	1,631	679	--	3,125
Commitments to investments	246	--	--	--	246
Wellsford/Whitehall commitments	2,800	--	--	--	2,800

Total other contractual obligations	5,531	2,751	2,715	--	10,997

Total contractual obligations	$45,599	$36,307	$27,756	$35,963	$145,625

(A)	In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust (“WRP Trust I”), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company’s 8.25% convertible junior subordinated debentures. On March 10, 2005, the Company notified EQR of its intent to redeem in cash its outstanding Convertible Trust Preferred Securities. The Company expects to complete the redemption during March 2005.

Capital Expenditures for Operating Assets and Development Projects

Regarding the Company’s Blue Ridge, Red Canyon and Green River rental phase, the Company expects to incur approximately $575 per unit in apartment preparation costs from turnover of tenant leases during the year ending December 31, 2005, which will be charged to property operating and maintenance expense in the consolidated statements of operations.

The following table describes the current estimated capital expenditure requirements for development projects:

	Total Expected Capital Expenditure	Expected Amount Funded by
Project	Requirement for 2005	Financings*	The Company	Partner
Silver Mesa	$50,000	$--	$50,000	$--
Gold Peak	19,485,000	19,485,000	--	--
East Lyme	13,539,000	13,539,000	--	--
Claverack	7,613,000	6,419,000	1,074,000	120,000
Beekman	1,705,000	--	1,705,000	--

	$42,392,000	$39,443,000	$2,829,000	$120,000

*	Excludes expected 2005 financings of 2004 costs previously paid by the Company of $1,248,000 for East Lyme and $545,000 for Gold Peak.

Gold Peak

During 2004, the Company made the decision to commence the development of the fifth and final phase, known as Gold Peak. Gold Peak will be comprised of 259 condominium units to be built in sections on the remaining 29 acre land parcel at Palomino Park. The Company is in the process of obtaining construction financing from a financial institution. Initial unit deliveries and sales are expected to commence in the fall of 2005. During 2004, the Company spent approximately $560,000 for development costs on this project.

East Lyme

The Company has a 95% interest as managing member of a venture to construct and sell 101 single family homes in East Lyme, Connecticut. After initially purchasing the land for $6,200,000 in June 2004, the Company executed an agreement with the Homebuilder who will construct and sell the homes for this project and will be a 5% partner in the project along with receiving other consideration. The Company obtained construction financing in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended) bearing interest at LIBOR + 2.15% per annum and maturing in December 2007 with two one-year extensions at the venture's option. The East Lyme Construction Loan requires the Company to have minimum shareholders’ equity of $75,000,000. The balance of the East Lyme Construction Loan was approximately $361,000 at December 31, 2004. During 2004, the Company spent approximately $4,479,000 for development costs on this project, excluding the cost of the land.

The Company has a right of first refusal from the seller of the East Lyme land on an adjacent parcel of land which could be used to develop 60 single family homes.

Claverack

During November 2004, the Company invested $2,250,000 for a 75% ownership interest in a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York. Claverack is capitalized with $3,000,000 of capital, the Company's share of which was contributed in cash and the 25% partner's contribution was the land, subject to liabilities, at a net value of $750,000. The land is subject to a $484,000 mortgage which was assumed by the joint venture (the balance of the Claverack Mortgage was $465,000 at December 31, 2004, bears interest at a rate of 7% per annum and matures in February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company. The intent is for Claverack to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell single family homes. The Claverack venture has approximately $1,178,000 of cash at December 31, 2004, which is available to be used for project development and other costs until construction period financing is obtained. As of December 31, 2004, Claverack had spent $243,000 for project costs, excluding the value of the land.

Beekman

The Company has entered into contracts to purchase two contiguous land parcels in Beekman, New York. The acquisition of one 10 acre parcel closed on February 15, 2005 for a purchase price of $650,000. The purchase of the other 14 acre parcel is conditioned upon zoning approval to build a minimum of 60 residential condominium units. The current intent is to construct and sell a minimum of 125 residential condominium units on the parcels. During 2004, the Company invested approximately $389,000 on this project.

Other Items Impacting the Company's Liquidity and Resources

Assessment of Strategic Alternatives

During March 2004, the Company retained an investment banking firm, Lazard Fréres & Co. LLC, to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. Such alternatives under consideration include: acquisitions of businesses or development assets, dispositions of assets, recapitalization, liquidation, returning excess cash to stockholders, privatization of the Company, sale or merger of the Company and other alternatives that would keep the Company independent.

During 2004 and into 2005, Wellsford/Whitehall has continued to sell assets and in the fourth quarter of 2004 the Company sold its ownership interest in Second Holding. Simultaneously, the Company has been focusing its efforts on residential development opportunities. Developing for-sale housing could potentially allow for the Company to utilize a portion of its unused net operating loss carryforwards against income generated from the sale of these homes. The Company continues to seek additional ways to utilize its tax asset. Additionally, the Company is contemplating uses of its cash which could include retiring debt and returning cash to common stockholders.

On March 10, 2005, the Company notified EQR of its intent to redeem in cash its outstanding $25,000,000 of Convertible Trust Preferred Securities. The Company expects to complete the redemption during March 2005. The Company’s future earnings and cash flows will be positively impacted from this redemption by approximately $516,000 per quarter or $2,063,000 on an annualized basis, which will be offset by reduced interest income from a lower average cash balance.

REIT Qualification of WCPT

WCPT was established in 1997 to qualify as a real estate investment trust ("REIT") and to own the Company's investment in Wellsford/Whitehall. WCPT has qualified as a REIT through December 31, 2003. During 2004, the Company concluded that WCPT would no longer qualify for REIT status as a result of non-qualifying income exceeding the maximum threshold due to sales of assets by Wellsford/Whitehall. As a result, the Company may be subject in the future to certain additional state taxes related to its interests in the operations of Wellsford/Whitehall. The Company does not believe that there will be a material impact to its operations or cash flows during future periods as a result of WCPT not qualifying as a REIT.

Wellsford/Whitehall

A Buy/Sell Agreement of equity interests between the Company and Whitehall can be exercised by either partner after December 31, 2003 with respect to the Wellsford/Whitehall venture. The nature of the Buy/Sell Agreement allows for either the Whitehall funds, as a group, or the Company to provide notice that it intends to purchase the non-initiating partner's interest at a specific price per unit. The non-initiating partner may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither partner has exercised its buy/sell right under the Buy/Sell Agreement.

Second Holding

In November 2004, the Company completed the sale of its interest in Second Holding for $15,000,000 in cash. Since the Company was willing to entertain and execute an agreement at this price, and based upon the evaluation of other alternatives, the Company determined it was appropriate, under the accounting literature for equity method investees, to record a $9,000,000 impairment charge to the carrying amount of its investment in Second Holding during the third quarter of 2004. After the completion of this transaction, the Company no longer participates in the economics of Second Holding and will not earn or receive management fees from Second Holding in the future.

Clairborne Fordham

The $34,000,000 mezzanine construction loan provided in October 2000 by Clairborne Fordham (a venture in which the Company has a 10% interest) was not repaid at maturity and as of October 2003, an amended loan agreement was executed. The amended terms provided for extending the maturity to December 31, 2004, the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003, Clairborne Fordham was to participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The amended loan agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off an existing construction loan and any unpaid construction costs. Also, the amended loan agreement provided for an initial principal payment and all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Payments of $5,125,000 and $7,823,000 were made to Clairborne Fordham during the fourth quarter of 2003 and for the period January 1, 2004 to September 15, 2004, respectively, of which the Company's share was $510,000 and $782,000, respectively.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to December 31, 2004, Clairborne Fordham sold the retail space and three residential units and realized approximately $8,677,000 of net proceeds before the $2,000,000 payment to the former owner. Clairborne Fordham distributed approximately $5,655,000 to the venture members including approximately $566,000 to the Company during the period September 15, 2004 to December 31, 2004. Undistributed proceeds were retained by Clairborne Fordham for working capital purposes. It is the intention of Clairborne Fordham to complete the orderly sale of the remaining components.

Palomino Park Bonds

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and 2003 and were collateralized by four phases at Palomino Park. On January 3, 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. The five-year letter of credit from Commerzbank AG, which secures the Palomino Park Bonds, expires in May 2005. A subsidiary of EQR has guaranteed Commerzbank AG’s letter of credit; such guarantee also expires in May 2005. The Company expects to repay the balance of this obligation prior to the expiration of these enhancements.

In the fourth quarter 2003, after the prepayment of the $25,000,000 277 Park Loan and with no expected near-term replacement of that investment's revenue and income impact, it was anticipated that the Company would not meet the existing debt service ratio requirements under the terms of the agreement with Commerzbank AG for the Palomino Park Bonds during one of the quarterly tests in 2004. In December 2003, the letter of credit was amended to include the effect of offsetting the loss of income from the 277 Park Loan for the six fiscal quarters beginning with the December 31, 2003 quarter.

At December 31, 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio of which the Company’s share was approximately $37,377,000, before a related charge to write-off the remaining unamortized warrant costs on the Company’s books of approximately $2,644,000. During March 2004, the Company received a modification to the terms of the letter of credit agreement reducing the minimum net worth requirement to $120,000,000, which includes the $25,000,000 of Convertible Trust Preferred Securities as equity. During June 2004, the Company made the determination that it would not meet the debt service coverage covenant at June 30, 2004. On July 28, 2004, the Company obtained an amendment to the letter of credit agreement eliminating the debt service coverage covenant effective as of June 30, 2004 and continuing through the May 2005 maturity. The Company was in compliance with the remaining covenants at December 31, 2004. As previously discussed, the Company is going to redeem the Convertible Trust Preferred Securities in March 2005. Such redemption will cause the Company not to meet the aforementioned net worth requirement, however, this will be resolved when the Palomino Park Bonds are repaid.

Palomino Park

With respect to EQR's 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of approximately $2,000,000. Any transaction for the remaining interest would be subject to negotiation between the Company and EQR. Additionally, EQR is the beneficiary of certain rights of first offer on the Blue Ridge and Red Canyon phases at Palomino Park.

Silver Mesa

During the year ended December 31, 2004, the Company sold 53 Silver Mesa units and received proceeds, net of selling costs, of approximately $11,454,000. All net proceeds received by the Company from sales of units are available for working capital purposes. As of December 31, 2004, the Company sold 262 of the 264 units in this phase. As a result of the sale of the Silver Mesa units, the Company will not report any meaningful revenue and cost of sales of residential units and related cash flows during 2005 until the Company commences closings on the sale of condominiums and homes at the Gold Peak and East Lyme development projects in late 2005 and 2006.

As the Company sold Silver Mesa units, rental revenue, the corresponding operating expenses and cash flow from the units being rented diminished. Rental revenue from the Silver Mesa phase was approximately $51,000, $702,000 and $1,462,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Commitments to Joint Ventures

At December 31, 2004, the Company had capital commitments of $246,000 relating to the Wellsford Mantua investment. During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35% or $2,800,000). The Company does not expect that it will be required to fund any amount to Wellsford/Whitehall under this commitment.

Stock Repurchase Program

The Company had an aggregate of 1,229,837 shares available to be repurchased during 2004 from Board of Director authorized repurchases; such authorizations were made during 2000 and 1999. No shares of common stock have been repurchased by the Company since April 2000. If the Company is to repurchase any shares in the future, it will obtain new authorization from the Board of Directors of the Company at such time.

Changes in Cash Flows

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Cash flow from operating activities changed $26,341,000 from $17,190,000 provided in 2003 to $9,151,000 used in 2004. The primary reasons for the change in operating cash flows from 2003 to 2004 include (i) an increase in construction in process of $10,299,000 from the acquisition of the East Lyme land and development costs capitalized on the Company’s residential development projects during 2004, (ii) increases to restricted cash primarily for deposits related to development projects ($1,695,000) and cash restricted for use by joint ventures ($1,178,000), (iii) $6,842,000 for deferred tax provisions in 2003 with a $300,000 benefit in 2004 and (iv) reduced depreciation in 2004 of $4,012,000 primarily from fully depreciated unamortized warrant costs for Wellsford/Whitehall. Operating cash flows will continue to be negatively impacted by increases to construction in process until such time as sales of homes and condominiums commence.

Cash provided by investing activities increased $17,862,000 from 2003 to 2004. The increase between these periods is primarily from proceeds from the sale of the Company’s investment in Second Holding in November 2004 for $15,000,000. During 2003, the 277 Park Loan of $25,000,000 was repaid and the Company utilized those proceeds, plus additional cash to purchase $27,500,000 of U.S. Government securities.

Cash flow used in financing activities decreased $2,170,000 from 2003 to 2004. The primary financing activity in 2003 was the $40,000,000 Green River Mortgage, the proceeds from which were used to repay $37,111,000 for a maturing construction loan on the Green River property. Additionally in 2003, the remaining $4,318,000 Silver Mesa Conversion Loan balance was repaid with available cash. During 2004, the Company obtained the East Lyme Construction Loan of which $361,000 was advanced by December 31, 2004. As construction of East Lyme continues, and as the Company obtains construction financing on its other residential development projects in 2005, cash flows to finance these operations will increase until sales of homes and condominiums commence.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Cash flows from operating activities increased $11,355,000 from $5,835,000 provided in 2003 to $17,190,000 provided in 2004. The significant components of this change related to the net effect of (i) the increase in the net (loss) of $42,487,000, offset by impairment charges from Wellsford/Whitehall of $37,377,000, (ii) additional depreciation and amortization of $3,174,000 primarily from the amortization of warrant costs related to joint ventures in excess of 2002 amounts, (iii) a deferred tax provision in 2003 of $6,842,000 whereas the 2002 period had a deferred tax credit of $1,225,000, (iv) the effects of selling eight additional residential units at Silver Mesa in 2003 in excess of 2002 of $1,580,000 and (v) additional interest revenue in 2003 of $4,368,000 from the 277 Park Loan prepayment penalty.

Cash provided by investing activities decreased $2,835,000 from 2002 to 2003. The decrease between the periods is primarily due to proceeds received from repayments of notes receivable in 2002 of $6,173,000, whereas during 2003, the cash received of $25,000,000 from the repayment of the 277 Park Loan was offset by cash used to purchase $27,500,000 of U.S. Government securities.

Cash flow used in financing activities decreased $5,786,000 from 2002 to 2003. The primary financing activity in 2003 was the $40,000,000 Green River Mortgage, the proceeds from which were used to repay $37,111,000 for a maturing construction loan on the Green River property. Additionally in 2003, the remaining $4,318,000 Silver Mesa Conversion Loan balance was repaid with available cash. During 2002, the Company repaid $9,034,000 on the Silver Mesa Conversion Loan with proceeds from unit sales.

Environmental

In July 2003, the Company sold the Salem, New Hampshire property. This property had been subject to ground water and surface water monitoring and testing as well as possible surface water contamination, volatile organic chemical migration off of the property and air quality issues. As a condition to the sale, the Company was obligated until July 2004 to pay certain agreed upon expenses for testing and other environmental related costs up to a maximum liability of $250,000. The Company reserved for this liability at the time of closing and placed $250,000 into escrow. This reserve had been reduced to approximately $219,000 by December 31, 2003. The remaining unused balance of $184,000 was recorded into income at June 30, 2004 as a result of the expiration of the contingency period and reflected in income from discontinued operations on the statement of operations during the second quarter of 2004 and for the year ended December 31, 2004.

Terrorism Insurance

During November 2002, Congress passed the Terrorism Risk Insurance Act of 2002, which was enacted to help companies obtain terrorism insurance at reasonable rates. As a result, many of the Company's liability insurance carriers including the primary and excess liability carriers, have made such insurance available to the Company. The Company is covered under certain of its current policies which expire on June 30, 2005 and had such insurance for all of 2004. Assets in the Wellsford/Whitehall portfolio were covered under terrorism insurance policies for the year ended December 31, 2004. The Company and Wellsford/Whitehall expect that similar coverage will be available in connection with an all risk policy and will need to make an assessment of the cost benefit of obtaining terrorism insurance in the future.

Inflation/Declining Prices

Substantially all of Wellsford/Whitehall's leases with their tenants provide for separate escalations of real estate taxes and operating expenses over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed escalations (based on the CPI or other measures). The Company believes that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above.

A majority of the leases at Palomino Park are for a term of one year or less which may enable the Company to seek increased rents upon renewal or re-letting of apartment units during an inflationary period. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation. Conversely, in a period of declining economics, short-term leases pose an increasing risk to the Company of reduced rental revenue and decreased cash flow from lower rents in conjunction with concessions to new and renewal tenants. Palomino Park's operating phases continue to offer significant concessions (approximately three months free rent on a twelve month lease).

Assets in the Wellsford/Whitehall portfolio are subject to similar risks regarding declining economics which may result in reduced rental revenue and decreased cash flow from lower rents and greater concessions to new and renewal tenants.

All of the residential developments that the Company has an interest in are exposed to inflation for the cost of building materials, such as wood, cement and sheetrock. Significant increases in these costs may negatively affect the profitability and cash flows of each project.

Trends

The markets in which the Company owns and operates its assets (or has investments in entities which own and operate assets) are subjected to general and local economic business conditions. Based upon the current economic environment, these conditions may negatively impact the occupancy levels, rents and the amount of concessions at the operating phases of Palomino Park and the sale of residential units at each of the Company's for-sale housing projects, all of which are included in the Residential Activities SBU and the sale of the remaining Fordham Tower residential units in the Debt and Equity Activities SBU. Wellsford/Whitehall, in the Commercial Property Activities SBU, would be similarly impacted by such economic conditions in connection with leasing properties and the ability to sell properties in the portfolio.

Rising insurance premium costs or availability of certain insurance coverages may negatively impact the operating results and cash flows of the Company's assets and SBUs. Energy costs may continue to increase as a result of world and domestic events, also negatively impacting operating results and cash flows. The availability and cost of other natural resources, such as restrictions on the use of water from time to time in the Denver market, could negatively impact operating results and cash flows as well.

The number and timing of future sales of any residential units by the Company or by its joint ventures could be adversely impacted by increases in interest rates and the availability of credit to potential buyers in 2005, whereas during 2004 and 2003, historically low interest rates may have benefited sales results.

Risks Associated with Forward-Looking Statements

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the “Risk Factors” section of the Company’s registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission (“SEC”) on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand by tenants for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; future impairment charges as a result of possible continuing declines in the expected values and cash flows of owned properties and investments or changes in the intent with regards to such properties and investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses (including, but not limited to, energy, water and insurance) and development costs (including construction materials); the availability of insurance coverages; the inability to obtain construction financing for its development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including scheduled interest payments and the ultimate repayment of principal; risks associated with the ability to renew or obtain necessary credit enhancements from third parties for the Palomino Park Bonds; risks of subordinate loans; risks of leverage; inability to find appropriate investment and development opportunities; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium, residential and commercial properties; the uncertainties regarding the Buy/Sell Agreement between the Company and Whitehall with respect to the Wellsford/Whitehall venture including, but not limited to, whether either partner will exercise their rights there under, the timing of such exercise and the inability by the ultimate purchaser to meet the financial terms of such transaction; inability to realize gains from the real estate assets held for sale; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality and increasing interest rates on the Company’s ability to sell condominium units and single family “for sale” housing; environmental risks; uncertainties as to what decisions and transactions may result from the Company’s current assessment of its strategic business alternatives, which may include, but not be limited to, a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent; and other risks listed from time to time in the Company’s reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk.

One of the Company's primary market risk exposures is to changes in interest rates. The Company and its joint venture investments each generally manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The investments described below are generally made for long-term investing and not for trading purposes. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable, investments in securities and debt and its impact on annual net income (loss):

(amounts in thousands, except per share amounts)	Balance at December 31, 2004	Effect of 1% Increase in Base Rate on Income (Expense)	Balance at December 31, 2003	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Notes receivable:
Fixed rate	$1,190	$--	$3,096	$--

Investment in U.S. Government securities:
Fixed rate	$27,551	--	$27,516	--

Mortgage notes payable:
Variable rate (A)	$13,041	(127)	$12,680	(127)
Fixed rate	95,812	--	96,825	--

	$108,853	(127)	$109,505	(127)

Debentures/Convertible Trust Preferred
Securities (B):
Fixed rate	$25,775	--	$25,000	--

Proportionate share of assets and liabilities
from investments in joint ventures:
Second Holding (C):
Investments - variable rate	$--	--	$891,993	8,920

Debt - variable rate	$--	--	$932,409	(9,324)

Net effect from Second Holding		--		(404)

Wellsford/Whitehall:
Debt:
Variable rate	$40,100	(401)	$39,398	(394)
Fixed rate	5,569	--	26,323	--

	$45,669		$65,721

Effect from Wellsford/Whitehall		(401)		(394)

Fordham Tower:
Fixed rate (D) (E)	$--	--	$2,890	--

Net decrease in annual income, before minority
interest benefit and income tax benefit		(528)		(925)
Minority interest benefit		18		18
Income tax benefit		--		--

Net decrease in annual net income		$(510)		$(907)

Per share, basic and diluted		$(0.08)		$(0.14)

(A)	For 2004, excludes the effect of a 1% change on variable rate construction financing as such interest is capitalized to the basis of the project and does not have a current impact on income (loss).
(B)	The balances at December 31, 2004 and 2003 reflect the balance of the Debentures and Convertible Trust Preferred Securities, respectively, as a result of the de-consolidation of the entity that issued the Convertible Trust Preferred Securities during the first quarter of 2004 in accordance with FIN46(R).
(C)	On November 30, 2004, the Company sold its interest in Second Holding.
(D)	For purposes of this disclosure, the December 31, 2003 balance was presented as a fixed rate investment as the balance accrued interest and future earnings from Clairborne Fordham by the Company were based upon future proceeds from sales of units and commercial phases, or other capital events.
(E)	In September 2004, Clairborne Fordham obtained title to the remaining unsold components of the Fordham Tower project and accordingly, did not include a value in this disclosure as there is no financing on this project and the Company's interest is now in the equity of the venture.

Item 8.	Financial Statements and Supplementary Data.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K starting at page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9a.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Exchange Act Rule 15d-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be evaluated in the Company’s periodic filings within the required time period.

There have been no significant changes in the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2004.

Management Report On Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included with the requirements of Item 8 as a separate section of this annual report on Form10-K on page F-3.

Item 9b.	Other Information.

See East Lyme disclosure presented in Item 7.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held
Jeffrey H. Lynford	57	Chairman of the Board, Chief Executive Officer,
		President and Director*
James J. Burns	65	Senior Vice President, Chief Financial Officer
		and Secretary
William H. Darrow II	57	Vice President
David M. Strong	46	Senior Vice President of Development
Mark P. Cantaluppi	34	Vice President, Chief Accounting Officer
Bonnie R. Cohen	62	Director**
Douglas Crocker II	64	Director*
Meyer S. Frucher	58	Director**
Mark S. Germain	54	Director*
Edward Lowenthal	60	Director***
David J. Neithercut	49	Director***

*	Term expires during 2005.
**	Term expires during 2006.
***	Term expires during 2007.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors" and "Executive Officers" of the Company's definitive proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

Item 11.	Executive Compensation.

The information contained in the sections captioned "Compensation of Directors", "Executive Compensation", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" and "Related Stockholder Matters" of the Company's definitive proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained in the section captioned "Principal Accountant Fees and Services" of the Company's definitive proxy statement for the 2005 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements

The following consolidated financial statements are included as a separate section of this annual report on Form 10-K (commencing on page F-1):

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002.

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

(3)	Exhibits

(a)	Exhibit No.	Description†
	3.1	Articles of Amendment and Restatement of the Company. ****
	3.2	Articles Supplementary Classifying 350,000 Shares of Common Stock as Class A Common Stock. ****
	3.3	Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock. ****
	3.4	Bylaws of the Company. ****
	3.5	Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000. †††††
	4.1	Specimen certificate for Common Stock. ***
	4.2	Specimen certificate for Class A Common Stock. ****

Exhibit No.	Description† (continued)
4.3	Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock. ****
4.4	Trust Indenture, dated as of December 1, 1995, between Palomino Park Public Improvements Corporation ("PPPIC") and United States Trust Company of New York, as trustee, securing Wellsford Residential Property Trust's Assessment Lien Revenue Bonds Series 1995 - $14,755,000. **
4.5	Indenture for 8.25% Convertible Junior Subordinated Debentures, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. †††††
10.1	Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996, relating to Red Canyon. *
10.2	First Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of May 19, 1997, relating to Red Canyon. ****
10.3	Second Amendment to Operating Agreement of Red Canyon at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of November 16, 1998. +++++
10.4	Second Amended and Restated Vacant Land Purchase and Sale Agreement between Mission Viejo Company and The Feld Company, dated March 23, 1995, as amended by First Amendment, dated May 1, 1996, relating to the land underlying Palomino Park. *
10.5	Amendment to Wellsford Reimbursement Agreement by and between PPPIC, Wellsford Residential Property Trust and the Company, dated as of May 30, 1997. ****
10.6	Credit Enhancement Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
10.7	Reimbursement and Indemnification Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997, relating to Palomino Park. ****
10.8	Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997. ****
10.9	Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
10.10	Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent. ****
10.11	Limited Liability Company Operating Agreement of Wellsford/Whitehall Group, L.L.C. ("WWG"), dated as of May 28, 1999. +++
10.12	First Amendment to the Limited Liability Company Operating Agreement of WWG, dated as of December 21, 2000, among WHWEL Real Estate Limited Partnership, Wellsford Commercial Properties Trust, WXI/WWG Realty, L.L.C., Holding Co. and WP Commercial, L.L.C., dated as of May 28, 1999 (excluding exhibits and schedules). ††††††
10.13	$34,500,000 Multifamily Note, dated December 24, 1997, payable to the order of GMAC Commercial Mortgage Corporation by Park at Highlands L.L.C. +
10.14	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated December 24, 1997, by Park at Highlands L.L.C. in favor of GMAC Commercial Mortgage Corporation. +

Exhibit No.	Description† (continued)
10.15	1998 Management Incentive Plan of the Company. ++
10.16	1997 Management Incentive Plan of the Company. **
10.17	Rollover Stock Option Plan of the Company. **
10.18	Certificate of Trust of WRP Convertible Trust I, as filed with the Secretary of State of the State of Delaware on May 5, 2000. †††††
10.19	Declaration of Trust of WRP Convertible Trust I, dated as of May 5, 2000, by and among Rodney F. Du Bois and James J. Burns as Regular Trustees, Wilmington Trust Company as both Delaware Trustee and Institutional Trustee and Wellsford Real Properties, Inc., as Sponsor. †††††
10.20	Preferred Securities Purchase Agreement, dated as of May 5, 2000, by and among Wellsford Real Properties, Inc., WRP Convertible Trust I and ERP Operating Limited Partnership. †††††
10.21	Preferred Securities Guarantee, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and Wilmington Trust Company, as Trustee. †††††
10.22	Common Securities Guarantee, dated as of May 5, 2000, by Wellsford Real Properties, Inc. †††††
10.23	Amendment to Registration Rights Agreement, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and ERP Operating Limited Partnership. †††††
10.24	Bond Pledge and Security Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Pledgor, Commerzbank AG, as Bank, and United States Trust Company of New York, as Bond Trustee. #
10.25	Letter of Credit Reimbursement Agreement, dated June 16, 2000, among Palomino Park Public Improvements Corporation, as Bond Issuer, Wellsford Real Properties, Inc., together with Bond Issuer, as Account Parties, and Commerzbank AG, as Bank. #
10.26	Promissory Note, dated June 16, 2000, between Wellsford Real Properties, Inc. and Commerzbank AG. #
10.27	Memorandum of Understanding, dated October 25, 2000, among Wellsford Real Properties, Inc., Wellsford Commercial Properties Trust, WHWEL Real Estate Limited Partnership, WXI/WWG Realty, L.L.C. and W/W Group Holdings, L.L.C., relating to Wellsford/Whitehall Group, L.L.C. ##
10.28	Operating Agreement of Silver Mesa at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 10, 1998. +++++
10.29	First Amendment to the Operating Agreement of Silver Mesa at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of December 19, 2000. +++++
10.30	October 2001 Amendment to the Letter of Credit Reimbursement Agreement, dated October 26, 2001 among PPPIC, Wellsford Real Properties, Inc. and Commerzbank AG. ^^
10.31	November 2003 Amendment to the Letter of Credit Reimbursement Agreement dated November 7, 2003 among PPPIC, Wellsford Real Properties, Inc. and Commerzbank AG.++++
10.32	Operating Agreement of Green River at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of January 5, 2000. +++++
10.33	First Amendment to the Operating Agreement of Green River at Palomino Park LLC between Wellsford Park Highlands Corp. and Al Feld, dated as of February 11, 2002. +++++

Exhibit No.	Description† (continued)
10.34	$27,000,000 Multifamily Note, dated November 20, 1998, payable to the order of GMAC Commercial Mortgage Corporation by Red Canyon at Palomino Park LLC. +++++
10.35	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated November 20, 1998, by Red Canyon at Palomino Park LLC in favor of GMAC Commercial Mortgage Corporation. +++++
10.36	Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of April 27, 1995. ^^^^
10.37	First Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 29, 1995. ^^^^
10.38	Second Amendment to Operating Agreement of Park at Highlands L.L.C. between Wellsford Park Highlands Corp. and Al Feld, dated as of December 31, 1997. ^^^^
10.39	Wellsford Real Properties, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees.++++++
10.40	Deed of Trust, Security Agreement and Fixture Filing for Green River at Palomino Park LLC, as grantor to The Public Trustee of Douglas County, as trustee for the benefit of AUSA Life Insurance Company, Inc. dated February 6, 2003.++++++
10.41	$40,000,000 Secured Promissory Note, dated February 6, 2003, payable to the order of AUSA Life Insurance Company, Inc. by Green River at Palomino Park LLC.++++++
10.42	Letter Agreement dated January 20, 2004 between General Electric Capital Corporation and Wellsford/Whitehall Holdings, L.L.C. setting forth the terms on an extension of the portfolio loan.++++
10.43	March 2004 Amendment to the Letter of Credit Reimbursement Agreement, dated March 11, 2004 among PPPIC, the Company and Commerzbank AG. ++++
10.44	Second Amendment to the Limited Liability Company Operating Agreement of Wellsford/Whitehall Group, L.L.C., dated as of March 5, 2004. ++++
10.45	Employment Agreement between the Company and James J. Burns. ####
10.46	Employment Agreement between the Company and William H. Darrow II. ####
10.47	Employment Agreement between the Company and Mark P. Cantaluppi. ####
10.48	Year 2004 Amendment to Loan Agreement, dated April 1, 2004 by and between Wellsford/Whitehall Holdings, L.L.C. as borrower and General Electric Capital Corporation as lender.####
10.49	Sale-Purchase Agreement, dated November 17, 2003, between Wellsford Capital Properties, L.L.C. and Todd M. Strine for the sale of 421 Chestnut Street, Philadelphia, Pennsylvania. #####
10.50	First Amendment to Sale-Purchase Agreement, dated March 26, 2004, between Wellsford Capital Properties, L.L.C. and Todd M. Strine for the sale of 421 Chestnut Street, Philadelphia, Pennsylvania. #####
10.51	July 2004 Amendment to the Letter of Credit Reimbursement Agreement, dated July 28, 2004, among Palomino Park Public Improvements Corporation, the Company and Commerzbank AG. #####
10.52	Redemption Agreement, dated July 2, 2004, by and among Wellsford/Whitehall Group, L.L.C. and the Individuals Named as the Saracen Members. #####
10.53	Second Amended and Restated Employment Agreement, dated August 19, 2004, between the Company and Jeffrey H. Lynford. ######

Exhibit No.	Description† (continued)
10.54	Third Amended and Restated Employment Agreement, dated October 19, 2004, between the Company and David M. Strong. ~
10.55	LLC Interest Purchase Agreement between the Company and Rosehill Funding LLC, dated November 5, 2004.~~
10.56	Commercial Revolving and Construction Loan Agreement, dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.
10.57	Promissory Note dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.
10.58	Unconditional Guaranty dated December 23, 2004, by and among Wellsford Real Properties, Inc., East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.
10.59	Revolving Promissory Note dated December 23, 2004 between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
23.3	Consent of KPMG LLP
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Form 10 filed on April 23, 1997.
**	Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
***	Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
****	Previously filed as an exhibit to the Form S-11 filed on July 30, 1997.
†	Wellsford acquired its interest in a number of these documents by assignment.
†††††	Previously filed as an exhibit to the Form 8-K filed on May 11, 2000.
††††††	Previously filed as an exhibit to the Form 8-K filed on January 11, 2001.
+	Previously filed as an exhibit to the Form 10-K filed on March 31, 1998.
++	Previously filed as an exhibit to the Form 10-K filed on March 31, 1999.
+++	Previously filed as an exhibit to the Form 10-K filed on March 29, 2000.
++++	Previously filed as an exhibit to the Form 10-K filed on March 12, 2004.
+++++	Previously filed as an exhibit to the Form 10-K filed on March 22, 2002.
++++++	Previously filed as an exhibit to the Form 10-K filed on March 26, 2003.
#	Previously filed as an exhibit to the Form 10-Q filed on August 2, 2000.
##	Previously filed as an exhibit to the Form 10-Q filed on November 3, 2000.
####	Previously filed as an exhibit to the Form 10-Q on May 6, 2004.
#####	Previously filed as an exhibit to the Form 10-Q filed on August 5, 2004.
######	Previously filed as an exhibit to the Form 10-Q filed on November 5, 2004.
^^	Previously filed as an exhibit to the Form 10-Q filed on November 6, 2001.
^^^^	Previously filed as an exhibit to the Form 10-Q filed on May 10, 2002.
~	Previously filed as an exhibit to the Form 8-K filed on October 22, 2004.
~~	Previously filed as an exhibit to the Form 8-K filed on November 10, 2004.

(c)	The following exhibits are filed as exhibits to this Form 10-K: See Item 15 (a) (3) above.
(d)	The following documents are filed as a part of this report:
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

Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey H. Lynford Jeffrey H. Lynford	Chairman of the Board, Chief Executive Officer, President and Director	March 15, 2005
/s/ Bonnie R. Cohen Bonnie R. Cohen	Director	March 15, 2005
/s/ Douglas Crocker II Douglas Crocker II	Director	March 15, 2005
/s/ Meyer S. Frucher Meyer S. Frucher	Director	March 15, 2005
/s/ Mark S. Germain Mark S. Germain	Director	March 15, 2005
/s/ Edward Lowenthal Edward Lowenthal	Director	March 15, 2005
/s/ David J. Neithercut David J. Neithercut	Director	March 15, 2005

Exhibit 21.1

Subsidiaries of the Registrant

The following is a list of subsidiaries of the registrant with the respective state of organization as of December 31, 2004:

Subsidiary	State
Wellsford Capital	Maryland
Wellsford Capital Properties, L.L.C.	Delaware
Wellsford Finance, L.L.C.	Delaware
Wellsford CRC Holding Corp.	Maryland
Clairborne Fordham Tower, LLC	Delaware
Creamer Vitale Wellsford L.L.C.	Delaware
Wellsford Fordham Tower, L.L.C.	Delaware
Wellsford Park Highlands Corp.	Colorado
Park at Highlands L.L.C.	Colorado
Red Canyon at Palomino Park L.L.C.	Colorado
Silver Mesa at Palomino Park L.L.C.	Colorado
Green River at Palomino Park L.L.C.	Colorado
Gold Peak at Palomino Park L.L.C.	Colorado
Palomino Park Telecom L.L.C.	Colorado
Parkside Café at Palomino Park, Inc.	Colorado
Palomino Park Owners Association	Colorado
Palomino Park Public Improvements Corp.	Colorado
Wellsford Commercial Properties Trust	Maryland
Wellsford/Whitehall Group, L.L.C.	Delaware
Wellsford Ventures, Inc.	Maryland
WRP Convertible Trust I	Delaware
Reis Capital Holding, L.L.C.	Delaware
Wellsford Mantua LLC	Delaware
East Lyme Housing Ventures, LLC	Delaware
Claverack Housing Ventures, LLC	Delaware
Beekman Housing Ventures, LLC	Delaware

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-73874) of Wellsford Real Properties, Inc. and subsidiaries and in the related Prospectus of our reports dated March 15, 2005, with respect to the consolidated financial statements and schedule of Wellsford Real Properties, Inc. and subsidiaries, Wellsford Real Properties, Inc. and subsidiaries management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Wellsford Real Properties, Inc. and subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ ERNST & YOUNG LLP

New York, New York
March 15, 2005

Exhibit 23.2

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-73874) of Wellsford Real Properties, Inc. and in the related Prospectus of our report dated February 8, 2005, with respect to the consolidated financial statements of Wellsford/Whitehall Group, L.L.C. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2004, which report appears in the December 31, 2004 Annual Report (Form 10-K) of Wellsford Real Properties, Inc.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 14, 2005

Exhibit 23.3

Consent of Independent Registered Public Accounting Firm

To the Board of Directors
Wellsford Real Properties, Inc.:

We consent to the incorporation by reference in the registration statement on Form S-3 (No. 333-73874), of Wellsford Real Properties, Inc., of our report dated March 10, 2005, with respect to the consolidated balance sheets of Second Holding Company, LLC and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, members’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, which report appears in the December 31, 2004 annual report on Form 10-K of Wellsford Real Properties, Inc.

/s/ KPMG LLP

Chicago, Illinois
March 10, 2005

Exhibit 31.1

CERTIFICATION PURSUANT TO
17 CFR 240.13a-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey H. Lynford, Chief Executive Officer of Wellsford Real Properties, Inc., certify that:

1.	I have reviewed this report on Form 10-K of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: March 15, 2005
	By:	/s/ Jeffrey H. Lynford
Jeffrey H. Lynford Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
17 CFR 240.13a-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Burns, Chief Financial Officer of Wellsford Real Properties, Inc., certify that:

1.	I have reviewed this report on Form 10-K of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: March 15, 2005
	By:	/s/ James J. Burns
James J. Burns Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Wellsford Real Properties, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 15, 2005

A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No. in Form 10-K
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Consolidated Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-9
Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-41
Second Holding Company, LLC Consolidated Financial Statements and Notes	F-56
FINANCIAL STATEMENT SCHEDULES
III - Real Estate and Accumulated Depreciation	S-1

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Wellsford Real Properties, Inc.

We have audited the accompanying consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Second Holding Company, LLC (a joint venture in which the Company had a 51.09% interest until such interest was sold on November 30, 2004), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Second Holding Company, LLC, it is based solely on their report. In the consolidated financial statements, the Company’s investment in Second Holding Company, LLC is stated at $0 and $29,230,179, respectively at December 31, 2004 and 2003, and the Company’s equity in net (loss) income of Second Holding Company, LLC is stated at $(4,790,262), $1,639,879 and $723,430, respectively, for the three years in the period ended December 31, 2004.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Real Properties, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wellsford Real Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

As discussed in Note 2 to the financial statements, in 2004 the Company changed its method of accounting for the Convertible Trust Preferred Securities in accordance with FIN46(R).

/s/ ERNST & YOUNG LLP

New York, New York
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Wellsford Real Properties, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A, Controls and Procedures, of Form 10-K, that Wellsford Real Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wellsford Real Properties Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Wellsford Real Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wellsford Real Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wellsford Real Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 15, 2005

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Real estate assets, at cost:
Land	$18,735,969	$18,735,969
Buildings and improvements	113,575,359	113,556,952

	132,311,328	132,292,921
Less:
Accumulated depreciation	(21,030,744)	(16,774,867)

	111,280,584	115,518,054
Residential units available for sale	353,702	9,235,970
Construction in process	18,609,685	5,828,453

	130,243,971	130,582,477
Notes receivable	1,189,500	3,096,000
Assets held for sale	--	2,334,535
Investment in joint ventures	13,984,968	53,759,723

Total real estate and investments	145,418,439	189,772,735

Cash and cash equivalents	65,863,790	55,377,515
Restricted cash and investments	13,534,175	10,210,405
Investments in U.S. Government securities	27,551,254	27,516,211
Prepaid and other assets	2,269,652	2,950,260

Total assets	$254,637,310	$285,827,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$108,852,625	$109,504,562
Junior subordinated debentures ("Debentures")	25,775,000	--
Accrued expenses and other liabilities	6,646,117	6,534,932
Deferred compensation liability	10,156,667	9,748,487
Liabilities attributable to assets held for sale	--	317,486

Total liabilities	151,430,409	126,105,467

Company-obligated, mandatorily redeemable convertible preferred securities of WRP Convertible Trust I, holding solely 8.25%
junior subordinated debentures of Wellsford Real Properties, Inc.
("Convertible Trust Preferred Securities")	--	25,000,000

Minority interests	4,423,632	3,447,615

Commitments and contingencies

Shareholders' equity:
Series A 8% convertible redeemable preferred stock, $.01 par value per
share, 2,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, 98,825,000 shares authorized, $.02 par value per
share - 6,296,620 and 6,286,091 shares issued and outstanding	125,933	125,722
Class A-1 common stock, 175,000 shares authorized, $.02 par value
per share - 169,903 shares issued and outstanding	3,398	3,398
Paid in capital in excess of par value	162,848,758	162,736,723
Retained earnings (deficit)	(57,945,686)	(25,242,236)
Accumulated other comprehensive loss; share of unrealized loss on interest rate protection contract purchased by joint venture
investment, net of income tax benefit	--	(50,429)
Treasury stock, 302,062 and 305,249 shares	(6,249,134)	(6,299,134)

Total shareholders' equity	98,783,269	131,274,044

Total liabilities and shareholders' equity	$254,637,310	$285,827,126

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
REVENUES
Rental revenue	$13,366,695	$14,256,344	$15,105,552
Revenue from sales of residential units	12,288,483	12,535,481	10,635,188
Interest revenue	1,197,531	7,451,199	4,096,374
Fee revenue	796,617	1,359,408	674,975

Total revenues	27,649,326	35,602,432	30,512,089

COSTS AND EXPENSES
Cost of sales of residential units	10,130,861	10,708,448	9,543,905
Property operating and maintenance	4,786,558	4,894,726	4,815,091
Real estate taxes	1,191,282	1,296,883	1,290,439
Depreciation and amortization	4,636,684	8,537,016	5,264,499
Property management	316,479	292,102	419,163
Interest:
Mortgage notes payable	6,148,762	6,583,411	5,850,719
Junior subordinated debentures	2,099,815	--	--
General and administrative	8,270,768	5,590,971	6,567,166

Total costs and expenses	37,581,209	37,903,557	33,750,982

(Loss) from joint ventures	(23,715,114)	(34,429,066)	(208,751)

(Loss) before minority interest, income taxes, accrued
distributions and amortization of costs on Convertible
Trust Preferred Securities and discontinued operations	(33,646,997)	(36,730,191)	(3,447,644)

Minority interest benefit	88,478	85,337	43,281

(Loss) before income taxes, accrued distributions and
amortization of costs on Convertible Trust Preferred
Securities and discontinued operations	(33,558,519)	(36,644,854)	(3,404,363)

Income tax (benefit) expense	(130,000)	7,135,000	(1,322,000)

(Loss) before accrued distributions and amortization of
costs on Convertible Trust Preferred Securities and
discontinued operations	(33,428,519)	(43,779,854)	(2,082,363)
Accrued distributions and amortization of costs on
Convertible Trust Preferred Securities, net of income
tax benefit of $720,000 in 2002	--	2,099,815	1,379,815

(Loss) from continuing operations	(33,428,519)	(45,879,669)	(3,462,178)
Income from discontinued operations, net of income tax
expense of $80,000, $16,000 and $22,000, respectively	725,069	20,348	89,759

Net (loss)	$(32,703,450)	$(45,859,321)	$(3,372,419)

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(5.17)	$(7.11)	$(0.53)
Income from discontinued operations	0.11	--	0.01

Net (loss)	$(5.06)	$(7.11)	$(0.52)

Weighted average number of common shares outstanding:
Basic	6,460,129	6,454,236	6,436,755

Diluted	6,460,129	6,454,236	6,436,755

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Shares*		Paid in	Retained Earnings	Accumulated Other Comprehensive	Deferred	Total Shareholders'	Comprehensive
	Shares	Amount	Capital**	(Deficit)	(Loss) Income	Compensation	Equity	(Loss)
Balance, January 1, 2002	6,405,241	$128,105	$155,584,825	$23,989,504	$(102,736)	$(1,520,996)	$178,078,702
Director share grants	4,760	95	91,905	--	--	--	92,000	$--
Stock option exercises	40,585	812	675,634	--	--	--	676,446	--
Amortization of deferred compensation	--	--	--	--	--	1,243,332	1,243,332	--
Share of unrealized loss on interest
rate protection contract purchased
by joint venture investment, net of
income tax benefit of $100,509	--	--	--	--	(150,764)	--	(150,764)	(150,764)
Net (loss)	--	--	--	(3,372,419)	--	--	(3,372,419)	(3,372,419)

Balance, December 31, 2002	6,450,586	129,012	156,352,364	20,617,085	(253,500)	(277,664)	176,567,297	$(3,523,183)

Director share grants	5,408	108	85,225	--	--	--	85,333	$--
Amortization of deferred
compensation	--	--	--	--	--	277,664	277,664	--
Share of unrealized income on interest
rate protection contract purchased
by joint venture investment, net of
income tax benefit of $135,381	--	--	--	--	203,071	--	203,071	203,071
Net (loss)	--	--	--	(45,859,321)	--	--	(45,859,321)	(45,859,321)

Balance, December 31, 2003	6,455,994	129,120	156,437,589	(25,242,236)	(50,429)	--	131,274,044	$(45,656,250)

Director share grants	3,836	77	63,923	--	--	--	64,000	$--
Stock option exercises	6,693	134	98,112	--	--	--	98,246	--
Share of unrealized income on
interest rate protection contract	--	--	--	--	50,429	--	50,429	50,429
Net (loss)	--	--	--	(32,703,450)	--	--	(32,703,450)	(32,703,450)

Balance, December 31, 2004	6,466,523	$129,331	$156,599,624	$(57,945,686)	$--	$--	$98,783,269	$(32,653,021)

*	Includes 169,903 class A-1 common shares.
**	Net of shares held in the deferred compensation trust and treated as treasury stock.

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(32,703,450)	$(45,859,321)	$(3,372,419)
Adjustments to reconcile net (loss) to net cash (used
in) provided by operating activities:
Impairment charges and transaction losses from
investments in joint ventures	24,427,684	37,376,500	--
Gain on sale of assets and release of contingent liability	(808,856)	--	--
Deferred tax (credit) provision	(300,000)	6,842,000	(1,225,000)
Depreciation and amortization	4,673,999	8,685,996	5,511,980
Amortization of deferred compensation	--	277,664	1,243,332
Net amortization of premiums/discounts on U.S.
Government securities	23,047	--	--
Distributions in excess of (less than) joint venture income	98,307	(1,282,797)	923,875
Undistributed minority (benefit) expense	(88,478)	(85,337)	(43,281)
Stock issued for director compensation	64,000	85,333	92,000
Value of option grants for director compensation	71,500	93,600	--
Changes in assets and liabilities:
Restricted cash and investments	(3,323,770)	(666,471)	(1,990,775)
Residential units available for sale	8,882,268	9,342,643	7,763,125
Assets held for sale	449,057	(356,001)	(744,892)
Construction in process	(10,660,002)	(360,551)	--
Prepaid and other assets	500,852	2,126,663	(329,732)
Accrued expenses and other liabilities	(139,538)	877,037	(1,985,788)
Liabilities attributable to assets held for sale	(317,486)	93,479	(6,563)

Net cash (used in) provided by operating activities	(9,150,866)	17,190,437	5,835,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Government securities	(2,608,090)	(27,516,211)	--
Redemption of U.S. Government securities	2,550,000	--	--
Investments in real estate assets	(18,407)	(19,558)	(472,697)
Investments in joint ventures:
Capital contributions	--	--	(209,800)
Returns of capital	835,827	509,963	--
Repayments of notes receivable	2,064,000	25,516,000	6,172,727
Proceeds from the sale of joint venture	15,000,000	--	--
Proceeds from the sale of real estate assets	2,694,334	4,165,467	--

Net cash provided by investing activities	20,517,664	2,655,661	5,490,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from mortgage notes payable and construction
loan	360,820	40,000,000	--
Deferred financing costs	--	(316,881)	--
Interest funded by construction loan	--	--	431,120
Repayment of mortgage notes payable	(1,496,584)	(42,728,268)	(9,928,894)
Proceeds from option exercises	98,246	--	676,446
Minority interest investment	157,500	--	--
Distributions to minority interest	(505)	(5,275)	(15,232)

Net cash (used in) financing activities	(880,523)	(3,050,424)	(8,836,560)

Net increase in cash and cash equivalents	10,486,275	16,795,674	2,489,532
Cash and cash equivalents, beginning of year	55,377,515	38,581,841	36,092,309

Cash and cash equivalents, end of year	$65,863,790	$55,377,515	$38,581,841

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Years Ended December 31,
	2004	2003	2002
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest, including
amounts capitalized of $489,739 in 2004 and interest
of $2,063,000 on Debentures in 2004	$8,613,174	$6,556,762	$5,763,774

Cash paid during the period for income taxes, net of tax
refunds (refunds in excess of income taxes paid)	$440,968	$(1,795,490)	$(107)

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income (loss); share of unrealized
income (loss) on interest rate protection contract
purchased by joint venture investment, net of tax	$50,429	$203,071	$(150,764)

Release of shares held in deferred compensation plan	$50,000	$100,000	$50,000

The effect of deconsolidating $25,000,000 of Convertible
Trust Preferred Securities and recording $25,775,000
of junior subordinated debentures and related joint
venture investment	$775,000

Reclassification of Silver Mesa units from land,
building and improvements and accumulated depreciation
to residential units available for sale in 2003 and
2002, respectively		$4,036,979	$16,903,808

Value of land, net other assets and minority interest
assumed on consolidated investment		$100,100

Note issued for minority interest investment	$157,500

Assets and liabilities arising upon formation of joint
venture:
Construction in process, including land of $2,000,000	$2,121,230

Mortgage assumed	$483,827

Accrued expenses and other liabilities assumed	$887,403

Minority interest contributed	$750,000

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Business

Wellsford Real Properties, Inc. (and subsidiaries, collectively, the “Company”) was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the “Trust”). On May 30, 1997, the Trust merged (the “Merger”) with Equity Residential Properties Trust (“EQR”). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all of the outstanding shares of the Company owned by the Trust.

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties, constructs for-sale single family home and condominium developments and organizes and invests in private and public real estate companies. The Company’s activities can be categorized into three strategic business units (“SBUs”) within which it executes its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities.

See Footnote 13 for additional information regarding the Company’s segments.

During March 2004, the Company retained an investment banking firm, Lazard Frères & Co. LLC, to advise the Company on various strategic financial and business alternatives available to it to maximize shareholder value. Such alternatives under consideration include: acquisitions of businesses or development assets, dispositions of assets, recapitalization, liquidation, returning excess cash to stockholders, privatization of the Company, sale or merger of the Company and other alternatives that would keep the Company independent.

During 2004 and into 2005, Wellsford/Whitehall Group, LLC (“Wellsford/Whitehall”) has continued to sell assets and in the fourth quarter of 2004 the Company sold its ownership interest in a joint venture which purchased debt instruments (“Second Holding”). Simultaneously, the Company has been focusing its efforts on residential development opportunities. Developing for-sale housing could potentially allow for the Company to utilize a portion of its unused net operating loss carryforwards against income generated from the sale of these homes. The Company continues to seek additional ways to utilize its tax asset. Additionally, the Company is contemplating uses of its cash which could include retiring debt and returning cash to common stockholders.

On March 10, 2005, the Company notified EQR of its intent to redeem in cash its outstanding $25,000,000 of Convertible Trust Preferred Securities. The Company expects to complete the redemption during March 2005.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Summary of Significant Accounting Policies (continued)

During 2003, the Financial Accounting Standards Board issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The following table and footnotes identify the Company’s VIEs:

	VIE at December 31,		Requires
Entity (a)	2004	2003	Consolidation
WRP Convertible Trust I	Yes	No	No (b)
Non-qualified deferred compensation trust	Yes	Yes	Yes (c)
Reis, Inc.	Yes	Yes	No (d)
Second Holding Company, LLC	(e)	Yes	No (f)
Wellsford Mantua, LLC	Yes	Yes	Yes (g)
Claverack Housing Ventures, LLC	Yes	N/A	Yes (h)
Beekman Housing Ventures, LLC	Yes	N/A	No (i)

(a)	For additional information regarding these entities, see Footnotes 7 and 13.
(b)	The entity that issued the Convertible Trust Preferred Securities is a VIE, however it is not appropriate to consolidate this entity under the provisions of FIN46R as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investment was funded by WRP Convertible Trust I, it is not considered to be at risk. Accordingly, the Company de-consolidated the entity during the first quarter of 2004.
(c)	The non-qualified deferred compensation trust (“Rabbi Trust”) is a VIE as it does not have its own equity. The Company is the primary beneficiary/loss absorber of the Rabbi Trust as the assets would be subject to attachment in a bankruptcy. The Company consolidated the assets and liabilities of the Rabbi Trust at December 31, 2004 and 2003, as well as for periods prior to the issuance of FIN46R as appropriate under other existing accounting literature.
(d)	Reis, Inc. (“Reis”) is a VIE because as of the last capital event for that entity in 2002, it was determined that Reis did not have sufficient capital to support its business activities. Consolidation of Reis is not required by the Company as it would not be the primary beneficiary.
(e)	The Company sold its investment in Second Holding Company, LLC (“Second Holding”) in November 2004.
(f)	Second Holding was a VIE at December 31, 2003, however, the Company is not the primary beneficiary because it is not expected that it will absorb a majority of Second Holding’s probability-weighted expected losses, nor would it ever receive a majority of the residual returns. Therefore, consolidation was not required under FIN46R nor was consolidation appropriate under existing accounting literature. The Company used the equity method of accounting to account for this investment.
(g)	Wellsford Mantua, LLC (“Wellsford Mantua”) is a VIE as the venture does not have sufficient equity to support its operations as the Company provides 100% of the financing to this entity and the owners have deminimus equity in the entity. The Company is the primary beneficiary and consolidates this entity.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Summary of Significant Accounting Policies (continued)

(h)	Claverack Housing Ventures, LLC (“Claverack”), an entity in which the Company has a 75% interest in equity and profits (except if returns exceed 35% as defined) is considered a VIE, since the original capital is insufficient to support its contemplated activities. Claverack is consolidated, even though the two members share business decisions equally, since the Company would be the primary beneficiary of profits or absorber of losses. At December 31, 2004, Claverack had $1,178,000 of restricted cash and $2,267,000 of construction in process and was subject to $465,000 of mortgage debt which was non-recourse to the Company.
(i)	Beekman Housing Ventures, LLC (“Beekman”) is a VIE; however, since the Company’s investment is a mortgage interest, the Company has no GAAP equity in the entity and would not be the primary absorber of losses, consolidation is not appropriate.

Cash and Cash Equivalents. The Company considers all demand and money market accounts and short term investments in government funds with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Investment in U.S. Government Securities. Investments in U.S. Government securities are classified as held-to-maturity and are carried at amortized cost.

Real Estate, Other Investments, Depreciation, Amortization and Impairment. Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Costs incurred for significant repairs and maintenance that extend the usable life of the asset or have a determinable useful life are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company expenses all lease turnover costs for its residential units such as painting, cleaning, carpet replacement and other turnover costs as such costs are incurred.

Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements and two to twelve years for furnishings and equipment. Depreciation and amortization expense was approximately $4,637,000, $8,537,000 and $5,264,000 in 2004, 2003 and 2002, respectively, and included approximately $238,000, $4,021,000 and $758,000 of amortization in 2004, 2003 and 2002, respectively, of certain costs capitalized to the Company’s Investment in Joint Ventures. The 2003 amount includes (i) a charge to write-off the remaining $2,644,000 of unamortized warrant costs by the Company relating to the Wellsford/Whitehall venture as a result of an impairment charge recorded by that venture during the fourth quarter of 2003 and (ii) accelerated amortization attributable to asset sales in 2003 of $994,000 in excess of the straight-line amount.

The Company reviews its real estate assets, investments in joint ventures and other investments for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment.

In August 2001, Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The standard requires a change in display of operating results for the operations of properties which are classified as held for sale or are sold subsequent to a balance sheet date will be included as discontinued operations. Assets held for sale are recorded at the lower of historical cost or market value less selling costs. During the third quarter of 2004, the Company recorded a $9,000,000 impairment provision with respect to its investment in Second Holding.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Summary of Significant Accounting Policies (continued)

The Company reclassified two properties in the Debt and Equity Activities SBU as a discontinued operation at June 30, 2003. One of the properties was sold in July 2003 and the other was sold in April 2004. Accordingly, the Company presented the unsold asset as held for sale on the December 31, 2003 balance sheet and as discontinued operations in the statements of operations and cash flows in accordance with SFAS No. 144. The operations of these two properties had not been classified as discontinued operations but treated as held for use for the year ended December 31, 2002 and accordingly the Company recorded depreciation expense during that year. No depreciation was recorded subsequent to July 1, 2003 for these two properties through their respective dates of sale.

Real Estate – Residential Units Available for Sale. The Company’s residential units available for sale are recorded at the lower of historical cost or market value based upon current conditions. As units are sold, the Company records cost of sales based upon relative sales values. Sales price concessions are recognized as a reduction in sales revenues as individual units are sold. Advertising costs are expensed as incurred.

Deferred Financing Costs. Deferred financing costs consist of costs incurred to obtain financing or financing commitments. Such costs are amortized over the expected term of the respective agreements or, if related to development assets, is included in the basis of the project to be expensed as homes/units are sold.

Mortgage Note Receivable Impairment. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due including future interest payable under the note agreement are not collectable. No impairment has been recorded during the years ended December 31, 2004, 2003 and 2002.

Debt, Other Liabilities and Equity. The Company accounts for its debt end equity instruments in accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which defines the appropriate balance sheet classification of instruments with both debt and equity components and the appropriate expense classification for any dividend, interest or fair value adjustments.

Revenue Recognition. Commercial properties were leased under operating leases. Rental revenue from office properties were recognized on a straight-line basis over the terms of the respective leases. Residential units are leased under operating leases with typical terms of six to fourteen months and such rental revenue is recognized monthly as tenants are billed. Interest revenue is recorded on an accrual basis over the life of the loan. Prepayment penalties on mortgages receivable are recorded as interest revenue in the period that such fees are earned. Fee revenues are recorded in the period earned, based upon formulas as defined by agreement for management services or upon asset sales and purchases by certain joint venture investments. Sales of real estate assets and investments are recognized at closing, subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

Share Based Compensation. SFAS No. 123 “Accounting for Stock-Based Compensation” establishes a fair value based method of accounting for share based compensation plans, including share options. Registrants may have elected to continue accounting for share option plans under Accounting Principles Board Opinion (“APB”) No. 25, but were required to provide pro forma net income and earnings per share information “as if” the fair value approach had been adopted. The Company previously elected to account for its share based compensation plans under APB No. 25, resulting in no impact on the Company’s consolidated financial statements for the year ended December 31, 2002.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Summary of Significant Accounting Policies (continued)

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued as an amendment to SFAS No. 123. The Company has used the prospective method of transition to account for stock-based compensation on a fair value basis during 2004 and 2003. This method resulted in the Company applying the provisions of SFAS No. 123 to all 2004 and 2003 grants and, if applicable, to significant modifications to the terms of previously granted options, by expensing the determined fair value of the options over the future vesting periods.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R during the third quarter of 2005. The Company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position as it has previously adopted the prospective method of transition under SFAS No. 148 and all options outstanding have fully vested by December 31, 2004.

The Company has a Rabbi Trust available to its employees and officers who may voluntarily contribute compensation awarded as either (a) shares of the Company’s stock or (b) bonuses paid in cash. The Rabbi Trust does not permit diversification of Company stock contributed into it and all distributions to employees are to be made in kind to the employee/beneficiary for such Company stock contributions. The Company’s stock held by the Rabbi Trust is classified in equity and recorded for accounting purposes in a manner equivalent to treasury stock. Any changes in the fair value of the stock is not recognized in the consolidated financial statements. Contributions made in cash to the Rabbi Trust are classified as restricted cash and investments with a corresponding liability within the consolidated balance sheets of the Company.

Stock awarded as compensation by the Company was recorded at the market price on the date of issuance and amortized over the respective vesting periods.

Income Taxes. The Company accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

Derivative and Hedging Activities. The Company and its joint venture investments account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires the Company and its joint venture investments to recognize all derivatives on the balance sheet at fair value. The Company had no derivatives at December 31, 2004 and 2003 but derivative investments made by its joint venture investments are primarily (i) interest rate hedges where changes in the fair value of the derivative are offset against the changes in the fair value of the hedged debt, (ii) cash flow hedges which limit the base rate of variable rate debt, or (iii) instruments not designated as a hedging instrument. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings, if applicable and the effective portion of the fair value difference of the derivative is reflected separately in shareholders’ equity as accumulated other comprehensive income (loss), net of income tax benefit (expense). For interest rate caps not designated as a hedging instrument, changes in the fair value are recognized in earnings in the period of the change. In November 2004, the Company sold its interest in Second Holding, which routinely used interest rate hedges during 2004, 2003 and 2002.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Summary of Significant Accounting Policies (continued)

Per Share Data. Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares and shares held in the Rabbi Trust. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and Convertible Trust Preferred Securities, if any.

        The following table details the computation of earnings per share, basic and diluted:

	For the Years Ended December 31,
	2004	2003	2002
Numerator:
(Loss) from continuing operations	$(33,428,519)	$(45,879,669)	$(3,462,178)
Income from discontinued operations, net of income tax
expense of $80,000, $16,000 and $22,000, respectively	725,069	20,348	89,759

Net (loss)	$(32,703,450)	$(45,859,321)	$(3,372,419)

Denominator:
Denominator for net (loss) per common share, basic -
weighted average common shares	6,460,129	6,454,236	6,436,755
Effect of dilutive securities:
Stock options	--	--	--
Convertible Trust Preferred Securities	--	--	--

Denominator for net (loss) per common share, diluted -
weighted average common shares	6,460,129	6,454,236	6,436,755

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(5.17)	$(7.11)	$(0.53)
Income from discontinued operations	0.11	--	0.01

Net (loss)	$(5.06)	$(7.11)	$(0.52)

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

3.     Restricted Cash and Investments

Restricted cash and investments primarily consists of (i) deferred compensation arrangement deposits in the Rabbi Trust, (ii) real estate tax reserve balances, (iii) deposits for development projects and (iv) cash in consolidated joint ventures which is restricted for such joint venture's use only. At December 31, 2004 and 2003, deferred compensation arrangement deposits amounted to approximately $10,157,000 and $9,748,000, respectively and real estate tax reserve balances amounted to approximately $504,000 and $462,000, respectively. Deposits related to residential development projects and cash restricted for use by joint ventures was $1,695,000 and $1,178,000, respectively, at December 31, 2004 with no such amounts at December 31, 2003. Deferred compensation arrangement deposits were substantially all made by employees prior to 1997 and assumed from the Trust at the time of the Merger. Such deposits were made in cash, but can be directed to be used to purchase other investments including equity securities, bonds and partnership interests by the trustees of the Rabbi Trust.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4.      Investments in U.S. Government Securitnies

Investments in securities primarily consists of U.S. Government treasury obligations which are being held to maturity by the Company. The balance of these securities was approximately $27,551,000 and $27,516,000 at December 31, 2004 and 2003, respectively, and had a weighted average yield to maturity of 1.39% and 1.35% per annum after fees, respectively. At December 31, 2004, the portfolio of investments had a weighted average term to maturity of approximately six months. No investement outstanding in the portfolio at December 31, 2004 had a maturity longer than 22 months from its initial purchase date and the latest maturity as of December 31, 2004 is November 30, 2005.

5.     Notes Receivable

At December 31, 2004 and 2003, notes receivable consisted of the following:

	Stated		Payment	Balance at December 31,
Notes Receivable	Interest Rate	Maturity Date	Terms	2004	2003
Guggenheim Loan	8.25%	December 2005	(A) (B)	$1,032,000	$3,096,000
Other	6.00%	(B)	(B)	157,500	--

				$1,189,500	$3,096,000

(A)	Provides for annual principal paydowns and interest from the sale of equity interests in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire").
(B)	For additional information regarding notes receivable, see Footnote 13.

6.     Debt

At December 31, 2004 and 2003, the Company's debt consisted of the following:

	Initial	Stated		Balance at December 31,
Debt/Project	Maturity Date	Interest Rate		2004	2003
Mortgage notes payable:
Palomino Park Bonds (A)	May 2005	Variable	(B)	$12,680,000	$12,680,000
Blue Ridge Mortgage	December 2007	6.92%	(C)	31,406,541	31,944,959
Red Canyon Mortgage	December 2008	6.68%	(C)	24,884,633	25,293,789
Green River Mortgage	March 2013	5.45%	(C)	39,055,340	39,585,814
East Lyme Construction Loan	December 2007	LIBOR + 2.15%	(D)	360,820	--
Claverack Mortgage	February 2010	7.00%	(E)	465,291	--

Total mortgage notes payable				$108,852,625	$109,504,562

Carrying amount of real estate assets
collateralizing mortgage notes payable				$128,968,822	$120,957,010

(A)	Tax-exempt bonds were secured by liens on four of the five phases of Palomino Park (see below).
(B)	Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (average annual rates, exclusive of credit enhancement costs, were 2.59% and 1.79% for 2004 and 2003, respectively).
(C)	Principal payments are made based on a 30-year amortization schedule.
(D)	Principal payments will be made from sales proceeds upon the sale of individual homes.
(E)	This mortgage was assumed at the formation of Claverack ("Claverack Mortgage") and is non-recourse to the Company.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and 2003 and were collateralized by four phases at Palomino Park. On January 3, 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. The five-year letter of credit from Commerzbank AG, which secures

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Debt (continued)

the Palomino Park Bonds, expires in May 2005. A subsidiary of EQR has guaranteed Commerzbank AG's letter of credit; such guarantee also expires in May 2005. The Company expects to repay the balance of this obligation prior to the expiration of these enhancements.

In the fourth quarter 2003, after the prepayment of a $25,000,000 loan receivable and with no expected near-term replacement of that investment's revenue and income impact, it was anticipated that the Company would not meet the existing debt service ratio requirements under the terms of the agreement with Commerzbank AG for the Palomino Park Bonds during one of the quarterly tests in 2004. In December 2003, the letter of credit was amended to include the effect of offsetting the loss of income from the loan receivable for the six fiscal quarters beginning with the December 31, 2003 quarter.

At December 31, 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio of which the Company's share was approximately $37,377,000, before a related charge to write-off the remaining unamortized warrant costs on the Company's books of approximately $2,644,000. During March 2004, the Company received a modification to the terms of the letter of credit agreement reducing the minimum net worth requirement to $120,000,000, which includes the $25,000,000 of Convertible Trust Preferred Securities as equity. During June 2004, the Company made the determination that it would not meet the debt service coverage covenant at June 30, 2004. On July 28, 2004, the Company obtained an amendment to the letter of credit agreement eliminating the debt service coverage covenant effective as of June 30, 2004 and continuing through the May 2005 maturity. The Company was in compliance with the remaining covenants at December 31, 2004. As discussed in Note 7, the Company is going to redeem the Convertible Trust Preferred Securities in March 2005. Such redemption will cause the Company not to meet the aforementioned net worth requirement, however, this will be resolved when the Palomino Park Bonds are repaid.

The Company incurred aggregate fees of approximately $240,000, $230,000 and $230,000 for the years ended December 31, 2004, 2003 and 2002, respectively, related to all of the credit enhancement costs for the Palomino Park Bonds.

The East Lyme Construction Loan requires the Company to have minimum shareholders' equity of $75,000,000.

The Company's long-term maturities of debt for the next five years and thereafter are as follows:

For the Years Ended December 31,	Mortgages	Palomino Park Bonds	Construction Loans	Other	Total
2005	$1,536,000	$12,680,000	$--	$77,000	$14,293,000
2006	1,682,000	--	--	83,000	1,765,000
2007	31,341,000	--	361,000	89,000	31,791,000
2008	24,140,000	--	--	96,000	24,236,000
2009	703,000	--	--	102,000	805,000
Thereafter	35,945,000	--	--	18,000	35,963,000

Total	$95,347,000	$12,680,000	$361,000	$465,000	$108,853,000

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $490,000 was capitalized during the year ended December 31, 2004. No interest was capitalized during the years ended December 31, 2003 and 2002.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7.      Convertible Trust Preferred Securities/Debentures

In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which was a consolidated subsidiary of the Company (“WRP Trust I”), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company’s 8.25% convertible junior subordinated debentures. The transactions between WRP Trust I and the Company were eliminated in the consolidated financial statements of the Company prior to 2004. The Company incurred approximately $450,000 of costs in connection with the issuance of the securities which are being amortized through May 2012.

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

On March 10, 2005, the Company notified EQR of its intent to redeem in cash its outstanding $25,000,000 of Convertible Trust Preferred Securities. The Company expects to complete the redemption during March 2005.

During the first quarter of 2004, based on the provisions of FIN46R, the Company was required to de-consolidate the entity which issued the Convertible Trust Preferred Securities. The provisions of FIN46R do not allow for a reclassification of prior period presentations to conform with the current period presentation. As a result of de-consolidation, the Company recorded its $775,000 voting equity interest in WRP Trust I as an investment in joint ventures. WRP Trust I holds the $25,775,000 of Debentures, which is included in total liabilities at December 31, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation. The expense of approximately $2,100,000 for the Debentures and related cost amortization is included in interest expense for the year ended December 31, 2004. The expense for the comparable prior periods is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. There was no impact on the cash flows of the Company upon de-consolidation of this VIE.

8.      Income Taxes

The components of the income tax (benefit) expense for continuing operations are as follows:

	For the Years Ended December 31,
	2004	2003	2002
Current federal tax (A)	$--	$--	$(395,000)
Current state and local tax	170,000	293,000	298,000
Deferred federal tax	(753,000)	7,090,000	(850,000)
Deferred state and local tax	453,000	(248,000)	(375,000)

	$(130,000)	$7,135,000	$(1,322,000)

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax (benefit) expense for continuing operations is as follows:

	For the Years Ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) at U.S. statutory rate (A)	$(11,745,000)	(35.00%)	$(12,826,000)	(35.00%)	$(1,191,000)	(35.00%)
State taxes, net of federal benefit	405,000	1.21%	29,000	0.08%	194,000	5.70%
State and local tax operating loss
carryforwards, net of federal taxes	--	--	--	--	--	--
Change in valuation allowance, net	10,963,000	32.67%	19,551,000	53.35%	(313,000)	(9.19%)
Non-deductible/non-taxable items, net	(89,000)	(0.27%)	15,000	0.04%	(63,000)	(1.85%)
Effect of difference in tax rate	336,000	1.00%	366,000	1.00%	51,000	1.50%

	$(130,000)	(0.39%)	$7,135,000	19.47%	$(1,322,000)	(38.84%)

(A)	The aforementioned income tax (benefit) for 2002 is prior to the tax benefit aggregating $720,000 attributable to the Convertible Trust Preferred Securities distributions and amortization.

The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, resulting from the Company's merger with Value Property Trust ("VLP") in 1998 and its operating loss in 2004. The NOLs aggregate approximately $67,876,000 at December 31, 2004, expire in the years 2007 through 2024 and, except for the 2004 loss, are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. Any annual amounts not used in one year may be carried forward to subsequent years. Approximately $35,000,000 could be utilized in 2005 to offset Federal taxable income including the 2004 operating loss. In addition, the Company has $12,900,000 of capital loss carryforwards at December 31, 2004 which are usable for five years against any future capital gains including sales of real estate.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred Tax Assets
Net operating loss carryforwards	$23,077,951	$19,216,683
Net capital loss carryforwards	4,403,160	--
Deferred compensation and severance arrangements	5,676,612	5,376,915
Wellsford/Whitehall asset basis differences	22,608,140	19,848,858
VLP asset basis differences	--	555,147
AMT credit carryforwards	654,686	547,564
Other	554,938	454,621

	56,975,487	45,999,788
Valuation allowance	(53,627,545)	(41,952,945)

Total deferred tax assets	3,347,942	4,046,843

Deferred Tax Liabilities
Palomino Park asset basis differences	(3,177,025)	(3,312,254)
Deferred gain on sale of Liberty Hampshire	(419,097)	(1,256,068)
Other	--	(26,701)

Total deferred tax liabilities	(3,596,122)	(4,595,023)

Net deferred tax (liability)	$(248,180)	$(548,180)

The Company's net deferred tax liability is included in accrued expenses and other liabilities at December 31, 2004 and 2003 in the accompanying consolidated balance sheets.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that valuation allowances of $53,627,545 and $41,952,945 at December 31, 2004 and 2003, respectively, are necessary. The valuation allowance at December 31, 2004 and 2003 primarily relates to reserving a substantial portion of the NOL and capital loss carryforwards, the impact of deferred compensation and severance arrangements, alternative minimum tax credit carryforwards and the difference in the basis of the Company's investment in Wellsford/Whitehall.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9.     Transactions With Affiliates

The following table details revenues and expenses for transactions with affiliates:

	For the Years Ended December 31,
	2004	2003	2002
Revenues:
WP Commercial fees (A):
Asset acquisition fee revenue	$--	$--	$22,000
Asset disposition fee revenue	46,000	430,000	7,000
Second Holding fees, net of fees paid to Reis of
$100,000, $120,000 and $120,000, respectively (B)	751,000	930,000	646,000

	$797,000	$1,360,000	$675,000

Costs and expenses:
Affiliates of the Whitehall Funds (A):
Management fees for VLP properties (C)	$--	$--	$20,000
EQR credit enhancement	81,000	81,000	81,000
Fees to our partners, or their affiliates, on
residential development projects	431,000	--	--

	$512,000	$81,000	$101,000

(A)	Wellsford/Whitehall is a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"). The managing member ("WP Commercial") is a Goldman Sachs and Whitehall affiliate. See Footnote 13 for additional information.
(B)	The Company sold its investment in Second Holding in November 2004 and earned management fees through the date of the sale.
(C)	This arrangement was terminated during the second quarter of 2002.

The Company had an approximate 51.09% non-controlling interest in a joint venture special purpose finance company, Second Holding, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. An affiliate of a significant shareholder of the Company, the Caroline Hunt Trust Estate, (which owns 405,500 shares of common stock of the Company at December 31, 2004 and 2003 ("Hunt Trust")) together with other Hunt Trust related entities, own an approximate 39% interest in Second Holding. In the fourth quarter of 2004, the Company sold its interest in Second Holding for $15,000,000 in cash.

The Company has direct and indirect equity investments in a real estate information and database company, Reis, a provider of real estate market information to institutional investors. At December 31, 2004 and 2003, the Company's aggregate investment in Reis, which is accounted for under the cost method, was approximately $6,790,000 (approximately 21.6% of Reis' equity on an as converted basis at December 31, 2004). The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Transactions With Affiliates (continued)

Messrs. Lynford and Lowenthal were members of the EQR board of directors from the date of the Merger through their retirements from the EQR board in May 2003. In addition, the former president and vice chairman of EQR, Mr. Crocker, is a member of the Company's Board of Directors. Mr. Neithercut, an executive vice president of EQR, was elected to the Company's Board of Directors on January 1, 2004 to represent EQR's interests in the Company. EQR has a 14.15% interest in the Company's residential project in Denver, Colorado at December 31, 2004 and 2003, respectively, and provides credit enhancement for the Palomino Park Bonds. A subsidiary of EQR is the holder of the Convertible Trust Preferred Securities and the 169,903 shares of class A-1 common stock of the Company. With respect to EQR's 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its exercise of this option at a purchase price of approximately $2,000,000. Any transaction for the remaining interest would be subject to negotiation between the Company and EQR. Additionally, EQR is the beneficiary of certain rights of first offer on the Blue Ridge and Red Canyon phases at Palomino Park.

See Footnote 13 for additional related party information.

10.     Shareholders' Equity

The Company had an aggregate of 1,229,837 shares available to be repurchased during 2004 from Board of Director authorized repurchases; such authorizations were made during 2000 and 1999. No shares of common stock have been repurchased by the Company since April 2000. If the Company is to repurchase any shares in the future, it will obtain new authorization from the Board of Directors of the Company at such time.

The Company has issued shares of common stock to executive officers and other employees through periodic annual bonus awards, as well as certain shares issued at the date of the Merger, which officers and employees may elect to have contributed into the Rabbi Trust. At December 31, 2004, an aggregate of 302,062 shares of common stock (which had an aggregate market value of approximately $4,356,000 based on the Company's December 31, 2004 closing stock price of $14.42 per share), are in the Rabbi Trust and have been classified as Treasury Stock in the Company's consolidated financial statements. Historically, awards of Company stock vest over various periods ranging from two to five years or sooner based upon certain change in control provisions, as long as the officer or employee was still employed by the Company. A roll forward of the stock held in the Rabbi Trust for the years ended December 31, 2004, 2003 and 2002 follows:

	For the Years Ended December 31,
	2004		2003		2002
	Number of Shares	Value at Date of Issuance	Number of Shares	Value at Date of Issuance	Number of Shares	Value at Date of Issuance
Shares issued pursuant to plan,
January 1	305,249		311,624		317,997
Shares issued as deferred
compensation awards	--		--		--
Shares released under terms of
agreements	(3,187)	$15.69	(6,375)	$15.69	(6,373)	$15.69

Balance at December 31	302,062		305,249		311,624

Shares vested at December 31	302,062		305,249		270,226

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Shareholders' Equity (continued)

During the years ended December 31, 2003 and 2002, the Company recorded costs approximating $278,000 and $1,243,000, respectively, pursuant to the issuances under the deferred compensation arrangements and such amounts were included in General and Administrative expenses in the Company's consolidated financial statements. There were no stock issuances by the Company during the year ended December 31, 2004 and all previous grants were fully vested and expensed by December 31, 2003.

The Company issued an aggregate of 3,836 and 5,408 common shares during 2004 and 2003 as part of the non-cash compensation arrangements to the non-employee members of the Company's Board of Directors, which were valued in the aggregate at $64,000 and $85,000 during 2004 and 2003, respectively.

The Company's common stock and class A-1 common stock's par value is $0.02 per share and both have rights that are substantially similar to each other including voting rights where each share of common stock and class A-1 common stock is entitled to one vote and equal voting rights.

The Company did not declare or distribute any dividends during 2004, 2003 or 2002.

11.     Share Option Plans

The Company has adopted certain incentive plans (the "Incentive Plans") for the purpose of attracting and retaining the Company's directors, officers and employees under which it has reserved 2,538,118 common shares for issuance. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from immediate vesting to up to five years and generally contain the right to receive reload options under certain conditions.

The following table presents the changes in options outstanding by year, as well as other plan data:

	2004		2003		2002
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	665,672	$20.16	772,186	$20.09	1,140,624	$21.52
Granted	10,000	14.48	10,000	18.58	15,000	15.80
Exercised	(6,693)	(14.68)	--	--	(40,585)	(16.67)
Forfeited/cancelled/expired	(6,000)	(17.82)	(116,514)	(19.59)	(342,853)	(25.06)

Outstanding at December 31	662,979	20.15	665,672	20.16	772,186	20.09

Options exercisable at December 31	662,979	$20.15	657,597	$20.19	739,236	$20.21

Weighted average fair value of
options granted (per option)	$7.15		$9.36		$7.92

Weighted average remaining
contractual life at December 31	2.7 years		3.5 years		4.3 years

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Share Option Plans (continued)

The following table presents additional option details at December 31, 2004:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$14.48 to $16.13	46,040	6.7	$ 15.52
$16.30	23,125	3.9	16.30
$17.82	20,000	3.0	17.82
$18.38 to $19.75	48,500	6.2	18.66
$20.60	507,814	1.9	20.60
$29.75 to $31.50	17,500	2.2	31.00

	662,979	2.7	20.15

Pursuant to SFAS No. 148, the pro forma net (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value on each year's respective option grants using the Black-Scholes option pricing model) is as follows:

(amounts in thousands, except per share amounts)	For the Years Ended December 31,
	2004	2003	2002
Net (loss) - as reported	$(32,703)	$(45,859)	$(3,372)
Add stock option expense included in net (loss) as
reported, net of tax	72	94	--
Deduct fair value expense for stock options, net of tax	(146)	(249)	(717)

Net (loss) - pro forma	$(32,777)	$(46,014)	$(4,089)

Net (loss) per common share, basic and diluted:
As reported	$(5.06)	$(7.11)	$(0.52)

Pro forma	$(5.07)	$(7.13)	$(0.64)

Assumptions:
Expected volatility	29%	30%	32%
Expected life	10 years	10 years	10 years
Risk-free interest rate	4.24%	4.27%	3.83%
Expected dividend yield	--	--	--

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

During 2003, the Company adopted the prospective method to transition to a fair value basis of accounting for stock option grants in accordance with SFAS No. 148. For the years ended December 31, 2004 and 2003, the Company recorded an expense of $72,000 and $94,000, respectively, related to the 10,000 options granted during each period.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

12.     Commitments and Contingencies

The Company has entered into employment agreements with five of its officers. Such agreements are for terms which expire during 2005, 2006 and 2007 and provide for aggregate minimum annual fixed payments of approximately $1,670,000, $1,120,000 and $2,036,000, respectively. During 2004, the Company made a contractual payment of $643,000 to the Chairman of the Company upon the sale of Second Holding.

In July 2003, the Company sold the Salem, New Hampshire property. This property had been subject to ground water and surface water monitoring and testing as well as possible surface water contamination, volatile organic chemical migration off of the property and air quality issues. As a condition to the sale, the Company was obligated until July 2004 to pay certain agreed upon expenses for testing and other environmental related costs up to a maximum liability of $250,000. The Company reserved for this liability at the time of closing and placed $250,000 into escrow. This reserve had been reduced to approximately $219,000 by December 31, 2003. The remaining unused balance of $184,000 was recorded into income at June 30, 2004 as a result of the expiration of the contingency period and reflected in income from discontinued operations on the statement of operations during the second quarter of 2004 and for the year ended December 31, 2004.

From time-to-time, legal actions may be brought against the Company in the ordinary course of business. There can be no assurance that such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In 1997, the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after three months of service. Employer contributions, if any, are made based on a discretionary amount determined by the Company's management. During the years ended December 31, 2004, 2003 and 2002, the Company made contributions to this plan of approximately $31,000, $31,000 and $38,000, respectively.

The Company is a tenant under an operating lease for its New York office through October 2008. Rent expense was approximately $921,000, $887,000 and $851,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. Future minimum lease payments under the operating lease at December 31, 2004 are as follows:

For the Years Ended December 31,	Amount
2005	$815,000
2006	815,000
2007	815,000
2008	679,000

At December 31, 2004, the Company had capital commitments of $246,000 relating to the Wellsford Mantua investment. During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35% or $2,800,000). The Company does not expect that it will be required to fund any amount to Wellsford/Whitehall under this commitment.

See Footnote 13 for additional commitments and contingencies.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

13.     Segment Information

The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for 2004, 2003 and 2002:

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
December 31, 2004
Investment properties:
Real estate held for investment, net	$--	$--	$111,280	$--	$--	$111,280
Residential units available for sale	--	--	354	--	--	354
Construction in process	--	533	6,094	11,983	--	18,610

Real estate, net	--	533	117,728	11,983	--	130,244
Notes receivable	--	1,032	--	158	--	1,190
Investment in joint ventures	4,229	8,981	--	--	775	13,985
Cash and cash equivalents	--	1,580	314	279	63,691	65,864
Restricted cash and investments	--	--	533	2,844	10,157	13,534
U.S. Government securities	--	--	--	--	27,551	27,551
Prepaid and other assets	--	--	1,221	47	1,001	2,269

Total assets	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

Mortgage notes payable	$--	$--	$108,027	$826	$--	$108,853
Debentures	--	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	5	2,620	122	14,056	16,803
Minority interests	--	59	3,331	1,034	--	4,424
Total shareholders' equity	4,229	12,062	5,818	13,329	63,344	98,782

Total iabilities and shareholders'
equity	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

For the Year Ended December 31, 2004
Rental revenue	$--	$--	$13,367	$--	$--	$13,367
Revenue from sales of residential units	--	--	12,288	--	--	12,288
Interest revenue	--	194	--	2	1,001	1,197
Fee revenue	--	751	--	--	46	797

Total revenues	--	945	25,655	2	1,047	27,649

Cost of sales of residential units	--	--	10,131	--	--	10,131
Operating expenses	--	35	6,170	88	--	6,293
Depreciation and amortization	--	238	4,315	--	83	4,636
Interest expense	--	(27)	5,280	(338)	3,334	8,249
General and administrative	--	656	--	--	7,615	8,271

Total costs and expenses	--	902	25,896	(250)	11,032	37,580

(Loss) from joint ventures	(10,437)	(13,278)	--	--	--	(23,715)
Minority interest benefit	--	35	22	31	--	88

(Loss) income before income taxes and
discontinued operations	$(10,437)	$(13,200)	$(219)	$283	$(9,985)	$(33,558)

Income from discontinued operations
before income taxes	$--	$805	$--	$--	$--	$805

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

(amounts in thousands)	Commercial Property Activities	Debt and Equity Activities	Residential Activities	Other*	Consolidated
December 31, 2003
Investment properties:
Real estate held for investment, net	$--	$389	$120,957	$--	$121,346
Residential units available for sale	--	--	9,236	--	9,236

Real estate, net	--	389	130,193	--	130,582
Notes receivable	--	3,096	--	--	3,096
Asset held for sale**	--	2,335	--	--	2,335
Investment in joint ventures	14,616	39,144	--	--	53,760
Cash and cash equivalents	--	6,635	551	48,192	55,378
Restricted cash and investments	--	--	462	9,748	10,210
U.S. Government securities	--	--	--	27,516	27,516
Prepaid and other assets	--	561	1,386	1,003	2,950

Total assets	$14,616	$52,160	$132,592	$86,459	$285,827

Mortgage notes payable	$--	$--	$109,505	$--	$109,505
Accrued expenses and other liabilities	--	41	2,815	13,427	16,283
Liabilities attributable to asset
held for sale**	--	317	--	--	317
Convertible Trust Preferred Securities	--	--	--	25,000	25,000
Minority interests	--	95	3,353	--	3,448
Equity	14,616	51,707	16,919	48,032	131,274

Total liabilities and shareholders'
equity	$14,616	$52,160	$132,592	$86,459	$285,827

For the Year Ended December 31, 2003
Rental revenue	$--	$--	$14,256	$--	$14,256
Revenue from sales of residential units	--	--	12,535	--	12,535
Interest revenue	--	6,927	--	524	7,451
Fee revenue	--	940	(10)	430	1,360

Total revenues	--	7,867	26,781	954	35,602

Cost of sales of residential units	--	--	10,708	--	10,708
Operating expenses	--	6	6,478	--	6,484
Depreciation and amortization	3,968	59	4,414	96	8,537
Interest	--	(2)	6,095	490	6,583
General and administrative	--	51	--	5,540	5,591

Total costs and expenses	3,968	114	27,695	6,126	37,903

(Loss) income from joint ventures	(36,473)	2,044	--	--	(34,429)
Minority interest benefit	--	6	79	--	85

(Loss) income before income taxes,
accrued distributions and
amortization of costs on Convertible
Trust Preferred Securities and
discontinued operations	$(40,441)	$9,803	$(835)	$(5,172)	$(36,645)

Income from discontinued operations
before income taxes	$--	$36	$--	$--	$36

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.
**	Asset held for sale in the Debt and Equity Activities SBU is net of the remaining impairment reserve of $2,153.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

(amounts in thousands)
For the Year Ended December 31, 2002	Commercial Property Activities	Debt and Equity Activities	Residential Activities	Other*	Consolidated
Rental revenue	$--	$--	$15,106	$--	$15,106
Revenue from sales of residential units	--	--	10,635	--	10,635
Interest revenue	--	3,496	--	600	4,096
Fee revenue	--	700	(54)	29	675

Total revenues	--	4,196	25,687	629	30,512

Cost of sales of residential units	--	--	9,544	--	9,544
Operating expenses	--	--	6,525	--	6,525
Depreciation and amortization	755	6	4,427	75	5,263
Interest	--	7	5,677	167	5,851
General and administrative	--	41	--	6,526	6,567

Total costs and expenses	755	54	26,173	6,768	33,750

(Loss) income from joint ventures	(1,292)	1,083	--	--	(209)
Minority interest benefit	--	--	43	--	43

(Loss) income before income taxes,
accrued distributions and amortization
of costs on Convertible Trust Preferred
Securities and discontinued operations	$(2,047)	$5,225	$(443)	$(6,139)	$(3,404)

Income from discontinued operations
before income taxes	$--	$112	$--	$--	$112

*	Includes corporate cash, restricted cash and investments, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.

Commercial Property Activities

Since August 1997, the Company's commercial property activities have primarily consisted of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with Whitehall and private real estate funds sponsored by Goldman Sachs. The Company's interest in Wellsford/Whitehall was 35.21% and 32.59% at December 31, 2004 and 2003, respectively. The managing member is WP Commercial, a Goldman Sachs and Whitehall affiliate.

Wellsford/Whitehall was originally organized as a private real estate operating company which would lease and re-lease space, perform construction for tenant improvements, expand buildings, re-develop properties and based on general and local economic conditions and specific conditions in the real estate industry, sell properties for an appropriate price.

At December 31, 2004, Wellsford/Whitehall owned and operated 17 properties (including 10 office properties, five net-leased retail properties and two land parcels), totaling approximately 1,773,000 square feet of improvements, primarily located in New Jersey. During January 2005, Wellsford/Whitehall sold 13 properties aggregating 1,285,000 square feet (seven office properties, one land parcel and five net-leased retail properties, see below). The remaining four properties (three office properties and one land parcel) are expected to be sold during 2005.

The Company's investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $4,229,000 and $14,616,000 at December 31, 2004 and 2003, respectively. The Company's share of (losses) from Wellsford/Whitehall was approximately $(10,437,000), $(36,473,000) and $(1,292,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

The following table details the changes in the Company's investment in Wellsford/Whitehall:

(amounts in thousands)	2004	2003	2002
Investment balance at January 1,	$14,616	$55,592	$57,790
Distributions	--	(738)	--
Share of:
(Loss) from operations	(3,307)	(2,126)	(770)
Net gain (loss) from asset disposition
transactions	289	3,030	(82)
Impairment provisions	(7,419)	(37,377)	(440)
Other comprehensive income (loss)	50	203	(151)
Amortization and unamortized warrant cost
impairment	--	(3,968)	(755)

Investment balance at December 31,	$4,229	$14,616	$55,592

The following table presents a condensed balance sheet and operating data for Wellsford/Whitehall:

(amounts in thousands)	December 31,
Condensed Balance Sheet Data	2004	2003
Real estate, net	$9,685	$13,545
Cash and cash equivalents	2,280	10,812
Assets held for sale	138,809	243,258
Total assets	162,368	277,120
Notes payable	113,887	120,889
Liabilities attributable to assets held for sale	15,880	84,782
Members' equity	28,766	65,561
Accumulated other comprehensive loss	--	(194)

	For the Years Ended December 31,
Condensed Operating Data	2004	2003 (A)	2002 (A)
Rental revenue	$1,042	$1,112	$1,293
Interest and other income	593	377	595

Total revenues	1,635	1,489	1,888

Operating expenses	850	916	680
Depreciation and amortization	668	635	433
Interest	597	351	359
General and administrative	195	329	727

Total expenses	2,310	2,231	2,199
(Loss) from impairment	(3,306)	--	--

(Loss) before discontinued operations	(3,981)	(742)	(311)
(Loss) from discontinued operations (B)	(26,165)	(111,174)	(3,668)

Net (loss)	$(30,146)	$(111,916)	$(3,979)

(A)	Operations reclassified for assets held for sale.
(B)	Includes impairment provisions of 21,069, $114,700 and $1,351 for the respective periods. See below.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

On January 27, 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties, which aggregate approximately 1,231,000 square feet, are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000, were used to retire existing debt. In addition, Wellsford/Whitehall also closed on the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs on January 21, 2005. The net proceeds from the sale of the retail stores of approximately $1,300,000, after the payment of related debt, will be used by Wellsford/Whitehall for working capital purposes. Wellsford/Whitehall recorded an impairment charge of approximately $21,069,000 on the assets relating to both transactions during the fourth quarter of 2004, of which the Company's share was approximately $7,419,000.

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of approximately $64,200,000 ("Nomura Loan"), along with a land parcel, related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family (the "Family") that owned an aggregate 7.45% equity interest in Wellsford/Whitehall (the "Family Partnership"), in redemption of the Family's equity interests in Wellsford/Whitehall (the "Redemption Transaction"). As a result of the Redemption Transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the third quarter of 2004, of which the Company's share was approximately $1,403,000. The Company's equity interest in Wellsford/Whitehall was increased as a result of the Redemption Transaction in July 2004 to 35.21% from 32.59% at December 31, 2003.

At the time of the Redemption Transaction, there was an elimination of an existing tax indemnity which Wellsford/Whitehall had to the Family's members. The economic effect of this tax indemnity restricted most future asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall's balance sheet; such restrictions no longer remain.

Annually, after the preparation of budgets for the following year and as part of the financial statement closing process, Wellsford/Whitehall performs evaluations for impairment on all of its real estate assets. As part of the fiscal 2003 evaluation, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio during the fourth quarter of 2003. The provision was not the result of a change in the intended use of such assets. However, it was the result of several factors, including, but not limited to, a continued deterioration of and outlook for the suburban office submarkets where Wellsford/Whitehall's properties are situated. Specifically, these included decreasing market rents, slower absorption trends and greater tenant concession costs. The Company's share of this impairment charge was approximately $37,377,000 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $2,644,000.

At December 31, 2002, in anticipation of the sales of three properties, Wellsford/Whitehall recorded impairment provisions aggregating approximately $1,351,000 as the expected sale prices net of selling expenses were less than the carrying amount of such properties. The Company's share of these impairments was approximately $440,000 in 2002 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $284,000.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

During the years ended December 31, 2004, 2003 and 2002, Wellsford/Whitehall completed the following disposition transactions (there were no purchases of assets by Wellsford/Whitehall during these periods):

	For the Years Ended December 31,
	2004	2003	2002
Number of properties	8	11	1
Gross leasable square feet	1,035,000	1,122,000	32,000
Net sales proceeds (A)	$82,883,000	$170,510,000	$4,231,000

(A)	Includes the net book value of the properties transferred to the Family upon redemption of their equity interest in Wellsford/Whitehall during 2004.

The following table summarizes the long-term debt at Wellsford/Whitehall:

	Initial Maturity	Stated Interest	Balance at December 31,
Debt/Project	Date	Rate	2004	2003
GECC Facility (A)	December 2006	LIBOR + 3.25%	$106,078,000	$106,078,000
Nomura Loan (B)	February 2027	8.03%	--	64,666,000
Oakland Ridge Loan (C)	March 2004	LIBOR + 2.00%	--	6,905,000
Retail properties (D)	January 2024	7.28%	15,816,000	16,104,000
Airport Park Loan (A)	September 2005	LIBOR + 2.50%	7,809,000	7,906,000

			$129,703,000	$201,659,000

(A)	Approximately $69,172,000 of the GECC Facility and all of the Airport Park loan were repaid upon the sale of the seven office properties and the land parcel on January 27, 2005.
(B)	The Nomura Loan and the collateralizing six properties were transferred to the Family as part of the Redemption Transaction.
(C)	This asset was sold in March 2004.
(D)	Comprised of five mortgages secured by the leasehold interest in five net-leased retail properties. Such assets were sold in January 2005 and the related debt was assumed.

In April 2004, Wellsford/Whitehall executed an amended agreement with General Electric Capital Corporation ("GECC"), to extend the loan maturity to December 31, 2006, adjust the interest rate to LIBOR plus 3.25% per annum and provide for a $16,000,000 line of credit to fund certain capital improvements, subject to certain conditions, through December 31, 2005 (the "GECC Facility"). Excess cash flow, as defined, from the properties collateralizing the GECC Facility can only be used for capital expenditures for such properties. The properties collateralizing the GECC Facility consisted of eight office properties in New Jersey and one in Massachusetts in April 2004. As a result of the sale of certain New Jersey properties in January 2005, the GECC Facility balance was reduced to $36,906,000 which is collateralized by the three remaining unsold office buildings.

From March 2004 to July 2004, the managing member of Wellsford/Whitehall withheld a portion of its scheduled monthly debt service payments on the Nomura Loan and met with the special servicer to present and discuss various potential debt term alternatives. The portion of the scheduled payments not being made related to the amount by which the debt service due each month exceeded the aggregate rent receipts of the six Massachusetts properties, which were payable directly into a lockbox with the lender and were insufficient as a result of low occupancy at these properties. The special servicer agreed to waive default interest in connection with the nonpayment and restructured the Nomura Loan with the Family Partnership which acquired the six properties as described above.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company's share is 35% or $2,800,000). The Company does not expect that it will be required to fund any amount under this commitment.

WP Commercial provides management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP Commercial receives an administrative management fee of 93 basis points on a predetermined value for each asset in the Wellsford/Whitehall portfolio. As Wellsford/Whitehall sells assets, the basis used to determine the fee is reduced by the respective asset's predetermined value six months after the completion of such sales. During the years ended December 31, 2004, 2003 and 2002, respectively, Wellsford/Whitehall paid the following fees to WP Commercial, including amounts reflected in discontinued operations of Wellsford/Whitehall:

	For the Years Ended December 31,
	2004	2003	2002
Administrative management	$3,715,000	$4,604,000	$5,826,000

Construction, construction management,
development and leasing	$784,000	$1,925,000	$905,000

WP Commercial also provides similar services (to those described above) to a separate venture formed by Whitehall as well as other affiliates of Whitehall and to third parties, including tenants of Wellsford/Whitehall and new owners of properties disposed of by Wellsford/Whitehall.

Whitehall pays the Company fees with respect to assets disposed of by Wellsford/Whitehall and for certain acquisition of real estate made by certain other affiliates of Whitehall. Such fees aggregated $46,000, $430,000 and $29,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

A buy/sell agreement of equity interests between the Company and Whitehall can be exercised by either partner after December 31, 2003 with respect to the Wellsford/Whitehall venture (the “Buy/Sell Agreement”). The nature of the Buy/Sell Agreement allows for either the Whitehall funds, as a group, or the Company to provide notice that it intends to purchase the non-initiating partner’s interest at a specific price per unit. The non-initiating partner may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price. The terms of the GECC Facility allow for the continuance of such debt as long as the Company or Whitehall has ultimate decision-making authority over the management and operations of Wellsford/Whitehall. As of the date of this report, neither partner has exercised its buy/sell right under the Buy/Sell Agreement.

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At December 31, 2004, the Company had the following investments in the Debt and Equity Activities SBU: (i) a debt investment of $1,032,000; (ii) an equity investment of approximately $2,190,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (iii) approximately $6,790,000 invested in Reis, a real estate information and database company; and (iv) a $450,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

Debt Investments

Guggenheim Loan

In July and August 1998, the Company invested a total of approximately $2,100,000 for an approximate 4.20% equity interest in Liberty Hampshire, a venture which structures, establishes and provides management and services for special purpose finance companies formed to invest in financial assets, including Second Holding (see below). In December 2000, the Company sold this interest to the majority owner of Liberty Hampshire for $5,160,000 and recorded a gain of approximately $2,500,000. The Company received $1,032,000 of cash and a note for the remaining balance of $4,128,000 which bears interest at 8.25% per annum, is due in December 2005 and has scheduled annual principal and interest payments (the “Guggenheim Loan”). The balance of the Guggenheim Loan was $1,032,000 and $3,096,000 at December 31, 2004 and 2003, respectively. Interest revenue was approximately $173,000, $259,000 and $302,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

277 Park Loan

In April 1997, the Company and a predecessor of Bank of America originated an $80,000,000 loan (the “277 Park Loan”) to entities which own substantially all of the equity interests (the “Equity Interests”) in the entity which owns a 1,750,000 square foot office building located in New York City (the “277 Park Property”). The Company advanced $25,000,000 pursuant to the 277 Park Loan.

During September 2003, the 277 Park Loan was prepaid by the borrowers and pursuant to the terms of the loan, WRP received a yield maintenance penalty of $4,368,000 which is included in interest revenue for the year ended December 31, 2003. This note would have provided for $767,000 of interest revenue in the fourth quarter of 2003 and $3,042,000 for future annual periods to May 2006 for both the Debt and Equity Activities SBU and the Company’s consolidated statement of operations. The 277 Park Loan bore interest at 12.00% per annum with a stated maturity of May 2007. The 277 Park Loan was secured primarily by a pledge of the Equity Interests owned by the borrowers and thus was junior to a first mortgage loan on the 277 Park Property. Interest revenue was approximately $6,643,000 and $3,042,000 for the years ended December 31, 2003 and 2002, respectively, with the 2003 period amount including the $4,368,000 yield maintenance penalty.

Equity Investments

Second Holding

Second Holding is a joint venture special purpose finance company, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. The other asset-backed securities that Second Holding purchased may have been secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It was Second Holding’s intent to hold all securities to maturity. Many of the securities owned by Second Holding were obtained through private placements.

The Company’s initial net contribution to Second Holding was approximately $24,600,000 to obtain an approximate 51.09% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and the Hunt Trust, together with other Hunt Trust related entities, owning the remaining approximate 39% interest.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

During the latter part of 2000, an additional partner was admitted to the venture who committed to provide credit enhancement through April 2010 by issuing an insurance policy (through one of its affiliates) for the payment of principal and interest on the junior subordinated bond issue of $100,000,000. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) will no longer write new credit enhancement business, however, it would continue to support its existing book of credit enhancement business. This partner was entitled to 35% of net income as defined by agreement, while the other partners, including the Company, shared in the remaining 65%. The Company’s allocation of income was approximately 51.09% of the remaining 65%.

During the second quarter of 2004, the partner providing the credit enhancement requested that the management of Second Holding not purchase any further long-term investments and Second Holding accordingly suspended such acquisitions. During the third quarter of 2004, the partners evaluated alternatives available to Second Holding in addition to holding existing assets through respective maturities and then retiring related debt. As a consequence of not purchasing additional assets, operating income, fees earned and cash flows received by the Company from such fees declined during 2004.

In November 2004, the Company completed the sale of its interest in Second Holding for $15,000,000 in cash. Since the Company was willing to entertain and execute an agreement at this price, and based upon the evaluation of other alternatives, the Company determined it was appropriate, under the accounting literature for equity method investees, to record a $9,000,000 impairment charge to the carrying amount of its investment in Second Holding during the third quarter of 2004.

The Company accounted for its investment in Second Holding on the equity method of accounting as its interests were represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company’s investment was approximately $29,167,000 at December 31, 2003. The Company’s share of (loss) income from Second Holding’s operations was approximately $(4,790,000), $1,640,000 and $723,000 for the eleven months ended November 30, 2004 (date of sale) and for the years ended December 31, 2003 and 2002, respectively. The loss in the year ended December 31, 2004 is the result of a $12,930,000 net impairment charge taken by Second Holding (of which the Company’s share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004. The net fees earned by the Company, which were based upon total assets of Second Holding, amounted to approximately $751,000, $930,000 and $646,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table presents condensed balance sheet and operating data for Second Holding:

(amounts in thousands)
Condensed Balance Sheet Data	December 31, 2003
Cash and cash equivalents	$133,389
Investments	1,744,282
Total assets	1,903,919
Medium-term notes	1,722,663
Long-term debt	115,038
Total equity	57,693

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

	For the Years Ended December 31,
Condensed Operating Data	2004*	2003	2002
Interest revenue	$38,248	$42,339	$41,802

Interest expense	30,478	32,391	35,594
Loss on investments	18,784	--	--
Fees and other	4,433	4,905	3,894

Total expenses	53,695	37,296	39,488

Net (loss) income	$(15,447)	$5,043	$2,314

*	The Company sold its ivenstment in Second Holding on November 30, 2004.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company's investment in Clairborne Fordham, which is accounted for on the equity method, was $2,190,000 and $3,186,000 at December 31, 2004 and 2003, respectively.

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine construction financing (the "Mezzanine Loan") for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago's near northside ("Fordham Tower"). The Mezzanine Loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company could earn fees from PREI's additional interest based upon certain levels of returns on the project. Such additional interest had not been accrued by the Company or Clairborne Fordham through the maturity of the Mezzanine Loan, nor had any fees been accrued by the Company.

The Mezzanine Loan was not repaid at maturity and as of October 2003, an amended loan agreement was executed. The amended terms provided for extending the maturity to December 31, 2004, the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. In lieu of interest after September 30, 2003, Clairborne Fordham was to participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The amended loan agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off an existing construction loan and any unpaid construction costs. Also, the amended loan agreement provided for an initial principal payment and all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Payments of $5,125,000 and $7,823,000 were made to Clairborne Fordham during the fourth quarter of 2003 and for the period January 1, 2004 to September 15, 2004, respectively, of which the Company's share was $510,000 and $782,000, respectively.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which included 18 unsold residential units, the 188 space parking garage and 12,000 square feet

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

of retail space). Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to December 31, 2004, Clairborne Fordham sold the retail space and three residential units and realized approximately $8,677,000 of net proceeds before the $2,000,000 payment to the former owner. Clairborne Fordham distributed approximately $5,655,000 to the venture members including approximately $566,000 to the Company during the period September 15, 2004 to December 31, 2004. Undistributed proceeds were retained by Clairborne Fordham for working capital purposes. It is the intention of Clairborne Fordham to complete the orderly sale of the remaining components.

The following table details the Company's share of income from Clairborne Fordham:

	For the Years Ended December 31,
	2004	2003	2002
Contractual interest from Mezzanine Loan	$--	$269,000	$361,000
Additional interest income pursuant to the October
2003 amended loan agreement	314,000	136,000	--
Net income from sales of components and operations
subsequent to the September 15, 2004 transaction	198,000	--	--

	$512,000	$405,000	$361,000

Other Investments

Reis

The Company has direct and indirect equity investments in a real estate information and database company, Reis, a provider of real estate market information to institutional investors. At December 31, 2004 and 2003, the Company’s aggregate investment in Reis (which is accounted for under the cost method as its ownership interest is in non-voting preferred shares and the Company’s interests are represented by one member of Reis’ seven member board), was approximately $6,790,000 ($2,231,000 of which is held directly by the Company and $4,559,000 of which is our share held through Reis Capital).

The Company's Chairman, President and Chief Executive Officer (Mr. Lynford) is the brother of the president of Reis. The Company's former President and Chief Executive Officer, who currently serves on the Company's Board of Directors (Mr. Lowenthal), has served on the board of directors of Reis since the third quarter of 2000. During April 2000, the management of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company who purchased an aggregate of $410,000 of Series C Preferred shares.

During the year ending December 31, 2002, the Company committed to invest an aggregate of $629,000 in Reis Series D Preferred shares of which $209,800 was invested in June 2002, and the balance of the commitment of $419,600 expired at December 31, 2003 without being called by Reis. Other Preferred shareholders invested $456,800 directly at the time of the Company's fiscal 2002 investment and committed to invest an additional $913,600 which also expired unused by Reis at December 31, 2003. The other Preferred shareholders included the Hunt Trust and certain Company officers and directors.

At December 31, 2004, the Company's investment in Reis, through direct ownership and its pro rata share of its investment in Reis Capital, amounted to approximately 21.6% of Reis' equity on an as

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

converted basis. The pro rata converted interests in Reis owned by the other partners of Reis Capital, either directly or indirectly through Reis Capital aggregate 18.5%. The investments of the Company's officers and directors at December 31, 2004, together with shares of common stock previously held by Mr. Lynford represent approximately 2.5% of Reis' equity, on an as converted basis. Additionally, a company controlled by the Chairman of EQR owns Series C and Series D Preferred shares with an aggregate 4.5% converted interest. The executive vice president of EQR and its former vice chairman both serve as directors of the Company. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

Reis provided information to Second Holding for due diligence procedures on certain real estate-related investment opportunities through October 31, 2004. Second Holding incurred fees of $200,000, $240,000 and $240,000 in connection with such services for each of the years ended December 31, 2004, 2003 and 2002, respectively. The Company's share of such fees was $100,000, $120,000 and $120,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Value Property Trust

During 2004 and 2003, the Company sold the remaining properties acquired as part of the February 1998 merger with VLP. In July 2003, the Salem, New Hampshire property was sold for a net sales price of approximately $4,200,000 and the Company utilized $22,000 of an existing impairment reserve recorded in 2000. During April 2004, the Company sold the Philadelphia, Pennsylvania property for net proceeds of approximately $2,700,000. As a result of the sale of the Philadelphia, Pennsylvania property, the Company reversed approximately $625,000 of impairment reserves recorded in 2000. During June 2004, the Company recognized approximately $184,000 of proceeds which had been placed in escrow from the sale of the Salem, New Hampshire property, as a result of the expiration of a contingency period. The contingent proceeds and the reversal of the impairment reserve were reflected in income from discontinued operations during the second quarter of 2004 and the year ended December 31, 2004. These transactions were the completion of the sales process of the VLP properties owned by the Company.

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan to Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. During 2004, the Company made additional advances aggregating $120,000 to Wellsford Mantua. The balance of the Company's loan to Wellsford Mantua was $450,000 and $330,000 at December 31, 2004 and 2003, respectively. The Company consolidates Wellsford Mantua and its investment is primarily included in construction in process on the consolidated balance sheet at December 31, 2004 and 2003. The Company has committed $246,000 of capital in addition to the loan to Wellsford Mantua.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

Residential Activities

Palomino Park

The Company has an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operational as rental property. The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and through December 31, 2004, the Company sold 262 units). The 259 unit Gold Peak phase is being developed as for-sale condominiums on the remaining land. At December 31, 2004, a subsidiary of EQR owned the remaining 14.15% interest.

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

In October 2000, Phase III, the 264 unit phase known as Silver Mesa, was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sell out period until the inventory available for sale had been significantly reduced and additional units were required to be prepared for sale. In conjunction with this decision, the Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral and obtained a $32,000,000 loan which was collateralized by the unsold Silver Mesa units and matured in December 2003 (the "Silver Mesa Conversion Loan"). During May 2003, the Company repaid the remaining unpaid principal balance of the Silver Mesa Conversion Loan with proceeds from Silver Mesa unit sales and available cash.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and 262 units have been sold through December 31, 2004. The following table provides information regarding sales of Silver Mesa units:

	For the Years Ended December 31,				Project
	2004	2003	2002	2001	Totals
Number of units sold	53	56	48	105	262
Gross proceeds	$12,288,000	$12,535,000	$10,635,000	$21,932,000	$57,390,000
Principal paydown on Silver Mesa
Conversion Loan	$--	$4,318,000	$9,034,000	$18,648,000	$32,000,000

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

As the Company sold Silver Mesa units, rental revenue, the corresponding operating expenses and cash flow from the units being rented diminished. Rental revenue from the Silver Mesa phase was approximately $51,000, $702,000 and $1,462,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage matures in March 2013 and bears interest at a fixed rate of 5.45% per annum. Principal payments are based on a 30-year amortization schedule. The proceeds of the Green River Mortgage were used to repay the construction loan for the Green River phase.

During 2004, the Company made the decision to commence the development of the fifth and final phase, known as Gold Peak. Gold Peak will be comprised of 259 condominium units to be built in sections on the remaining 29 acre land parcel at Palomino Park. The Company is in the process of obtaining construction financing from a financial institution. Initial unit deliveries and sales are expected to commence in the fall of 2005.

Other Developments

East Lyme

The Company has a 95% ownership interest as managing member of a venture to construct and sell 101 single family homes in East Lyme, Connecticut. After initially purchasing the land for $6,200,000 in June 2004, the Company executed an agreement with a homebuilder (the "Homebuilder") who will construct and sell the homes for this project and will be a 5% partner in the project along with receiving other consideration. The Company extended a loan to the Homebuilder of $157,500 at a rate of 6% per annum which was used by the Homebuilder to finance one-half of his 5% investment in East Lyme. The loan matures upon the termination of the development agreement, which is expected to be in 2009.

The Company obtained construction financing in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended) bearing interest at LIBOR + 2.15% per annum and maturing in December 2007 with two one-year extensions at the venture's option. The balance of the East Lyme Construction Loan was approximately $361,000 at December 31, 2004. The completion of the initial homes and sales are expected to occur in 2006.

The Company has a right of first refusal from the seller of the East Lyme land on an adjacent parcel of land which could be used to develop 60 single family homes.

Claverack

During November 2004, the Company invested $2,250,000 for a 75% ownership interest in a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York. Claverack is capitalized with $3,000,000 of capital, the Company's share of which was contributed in cash and the 25% partner's contribution was the land, subject to liabilities, at a net value of $750,000. The land is subject to a $484,000 mortgage which was assumed by the joint venture (the balance of the Claverack Mortgage was $465,000 at December 31, 2004, bears interest at a rate of 7% per annum and matures in February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Segment Information (continued)

The intent is for Claverack to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell single family homes. The Company expects that initial homes will be completed and sold during 2006.

Beekman

The Company has entered into contracts to purchase two contiguous land parcels in Beekman, New York. The acquisition of one 10 acre parcel closed on February 15, 2005 for a purchase price of $650,000. The purchase of the other 14 acre parcel is conditioned upon zoning approval to build a minimum of 60 residential condominium units. The current intent is to construct and sell a minimum of 125 residential condominium units on the parcels.

14.     Fair Value of Financial Instruments

The following table presents the historical cost and fair value of the Company's consolidated financial instruments at December 31, 2004 and 2003:

(amounts in thousands)	Historical Cost at December 31,		Fair Value at December 31,
Investments (A)	2004	2003	2004		2003
Fixed rate U.S. Government treasury
obligations	$27,551	$27,516	$27,424	(D)	$27,534	(D)

Notes Receivable (B)
Fixed rate:
Guggenheim	$1,032	$3,096	$1,052	(E)	$3,514	(E)
Other	158	--	158		--

Total notes receivable	$1,190	$3,096	$1,210		$3,514

Debt (C)
Floating rate:
Palomino Park Bonds	$12,680	$12,680	$12,680	(F)	$12,680	(F)
East Lyme Construction Loan	361	--	361	(F)	--

Total floating rate debt	13,041	12,680	13,041		12,680

Fixed rate:
Blue Ridge Mortgage	31,407	31,945	33,466	(G)	34,345	(G)
Red Canyon Mortgage	24,885	25,294	26,587	(G)	26,795	(G)
Green River Mortgage	39,055	39,586	39,742	(G)	38,225	(G)
Claverack Mortgage	465	--	470	(G)	--

Total fixed rate debt	95,812	96,825	100,265		99,365

Total debt	$108,853	$109,505	$113,306		$112,045

(A)	For more information regarding the Company's investments in securities, see Footnote 4.
(B)	For more information regarding the Company's note receivables, see Footnote 5.
(C)	For more information regarding the Company's debt, see Footnote 6.
(D)	Based upon quoted market value of such securities at December 31, 2004 and 2003, respectively.
(E)	The fair value of the Company's fixed rate investments was determined by reference to comparable investment market data.
(F)	The fair value of the Company's floating rate debt is considered to be its carrying amounts.
(G)	The fair value of the Company's fixed rate debt was determined by reference to comparable investment market data.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

15.     Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated quarterly financial information for the years ended December 31, 2004 and 2003 is as follows:

	For the Three Months Ended
2004	March 31	June 30	September 30	December 31
Revenues	$6,166,734	$8,540,073	$8,253,519	$4,689,000
Costs and expenses	(8,580,372)	(10,574,028)	(10,606,246)	(7,820,563)
(Loss) from joint ventures	(5,091,593)	(1,014,438)	(10,277,532)	(7,331,551)
Minority interest benefit (expense)	39,485	4,362	(3,665)	48,296

(Loss) before income taxes, and discontinued
operations	(7,465,746)	(3,044,031)	(12,633,924)	(10,414,818)
Income tax (expense) benefit	(40,000)	(59,000)	(44,000)	273,000

(Loss) from continuing operations	(7,505,746)	(3,103,031)	(12,677,924)	(10,141,818)
(Loss) income from discontinued operations, net
of tax	(13,147)	789,461	--	(51,245)

Net (loss)	$(7,518,893)	$(2,313,570)	$(12,677,924)	$(10,193,063)

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(1.16)	$(0.48)	$(1.96)	$(1.57)
Income (loss) from discontinued operations	--	0.12	--	(0.01)

Net (loss)	$(1.16)	$(0.36)	$(1.96)	$(1.58)

Weighted average number of common shares
outstanding:
Basic and diluted*	6,457,531	6,459,738	6,460,770	6,463,054

2003
Revenues	$6,633,550	$7,307,634	$14,911,884	$6,749,364
Costs and expenses	(7,756,228)	(8,178,388)	(11,208,548)	(10,760,393)
Income (loss) from joint ventures (A)	2,585,215	(175,314)	461,114	(37,300,081)
Minority interest (expense) benefit	(5,775)	47,124	16,137	27,851

Income (loss) before income taxes, accrued
distributions and amortization of costs on
Convertible Trust Preferred Securities and
discontinued operations	1,456,762	(998,944)	4,180,587	(41,283,259)
Income tax (expense) benefit (A)	(681,000)	467,000	(1,615,000)	(5,306,000)
Accrued distributions and amortization of costs on
Convertible Trust Preferred Securities, net of
income tax benefit	(344,954)	(494,953)	(194,954)	(1,064,954)

Income (loss) from continuing operations	430,808	(1,026,897)	2,370,633	(47,654,213)
Income (loss) from discontinued operations, net of tax	45,474	(5,542)	(12,564)	(7,020)

Net income (loss)	$476,282	$(1,032,439)	$2,358,069	$(47,661,233)

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.06	$(0.16)	$0.37	$(7.38)
Income from discontinued operations	0.01	--	--	--

Net income (loss)	$0.07	$(0.16)	$0.37	$(7.38)

Weighted average number of common shares
outstanding:
Basic*	6,452,092	6,453,730	6,455,074	6,455,994

Diluted*	6,452,691	6,453,730	6,456,818	6,455,994

*	Aggregate quarterly earnings per share amounts may not equal annual amounts presented elsewhere in these consolidated financial statements due to rounding differences.
(A)	During the fourth quarter of 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700,000 related to 12 assets in the portfolio. The Company's share of this impairment charge was approximately $37,377,000 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $2,644,000 related to Wellsford/Whitehall and determined at that time that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680,000 in the fourth quarter of 2003.

Wellsford/Whitehall Group, L.L.C. and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2004 and 2003 with Report of Independent Auditors

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Members of
Wellsford/Whitehall Group, L.L.C. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Group, L.L.C. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Group, L.L.C. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 8, 2005

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS

Real estate assets:
Land	$4,775,007	$5,773,825
Buildings and improvements	6,897,437	9,089,472

	11,672,444	14,863,297
Less accumulated depreciation	(1,987,244)	(1,318,580)

	9,685,200	13,544,717
Assets held for sale	138,809,453	243,258,110
Cash and cash equivalents	2,280,434	10,811,897
Restricted cash	9,729,738	7,553,794
Deferred costs, less accumulated amortization	780,385	817,811
Receivables, prepaids and other assets, net	1,083,189	1,133,199

Total assets	$162,368,399	$277,119,528

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Notes payable	$113,887,418	$120,889,347
Liabilities attributable to assets held for sale	15,880,361	84,781,867
Accrued expenses and other liabilities	3,297,833	5,674,116
Accrued interest on notes payable	537,282	407,227

Total liabilities	133,602,894	211,752,557
Commitments and contingencies
Members' equity	28,765,505	65,366,971

Total liabilities and members' equity	$162,368,399	$277,119,528

See Notes to Consolidated Financial Statements

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues:
Rental income	$1,041,553	$1,111,723	$1,292,805
Recoverable expenses	128,500	114,031	133,494
Interest and other income	465,434	263,722	462,093

Total revenues	1,635,487	1,489,476	1,888,392

Expenses:
Property operations	461,803	569,211	390,536
Real estate taxes	230,304	192,217	145,667
Insurance	45,139	42,352	31,197
Interest	337,957	351,464	359,315
Fair value adjustment of derivative instrument	259,731	--	--
Depreciation and amortization	668,328	634,725	433,145
Asset management fees	112,483	112,491	112,483
Ownership	194,758	328,929	727,072
Loss from impairment	3,305,985	--	--

Total expenses	5,616,488	2,231,389	2,199,415

Loss before discontinued operations	(3,981,001)	(741,913)	(311,023)

Discontinued Operations:
Gain/(loss) on dispositions	886,651	9,297,121	(258,711)
Operating income	2,385,882	9,842,592	18,922,970
Interest and amortization	(11,674,228)	(15,626,814)	(20,981,154)
Loss from impairment	(17,763,511)	(114,687,022)	(1,350,638)

Loss from discontinued operations	(26,165,206)	(111,174,123)	(3,667,533)

Net loss	$(30,146,207)	$(111,916,036)	$(3,978,556)

See Notes to Consolidated Financial Statements

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

	Membership		Paid-In	Excess of Distribution Over	Other Comprehensive	Total Members'
	Units	Amount	Capital	Earnings	(loss)/income	Equity
January 1, 2002	19,266,193	$192,662	$275,752,333	$(92,129,926)	$(525,560)	$183,289,509
Redemption of units	(7,865)	(79)	(94,921)	--	--	(95,000)
Net loss	--	--	--	(3,978,556)	--	(3,978,556)
Other comprehensive loss	--	--	--	--	(771,013)	(771,013)

December 31, 2002	19,258,328	192,583	275,657,412	(96,108,482)	(1,296,573)	178,444,940
Net loss	--	--	--	(111,916,036)	--	(111,916,036)
Other comprehensive income	--	--	--	--	1,102,893	1,102,893
Distributions	--	--	--	(2,264,826)	--	(2,264,826)

December 31, 2003	19,258,328	192,583	275,657,412	(210,289,344)	(193,680)	65,366,971
Net loss	--	--	--	(30,146,207)	--	(30,146,207)
Other comprehensive income	--	--	--	--	193,680	193,680
Redemption of Saracen Members' Interest	(1,434,126)	(1,434)	(6,647,505)	--	--	(6,648,939)

December 31, 2004	17,824,202	$191,149	$269,009,907	$(240,435,551)	$--	$28,765,505

See Notes to Consolidated Financial Statements

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,146,207)	$(111,916,036)	$(3,978,556)
Adjustments from net loss to net cash
from operating activities:
(Gain)/loss on disposition of real estate assets	(886,651)	(9,297,121)	258,711
Loss on derivative fair market value adjustment	259,731	--	--
Depreciation and amortization	8,147,492	11,200,304	21,321,899
Loss on impairment of real estate assets	21,069,496	114,687,022	1,350,638
Amortization of deferred financing costs	1,298,036	4,964,321	3,394,446
Change in receivables, prepaids and other assets	(1,466,571)	3,431,762	2,292,240
Change in accrued expenses and other liabilities	(4,667,969)	690,090	(4,061,903)

Net cash (used in) provided by operating activities	(6,392,643)	13,760,342	20,577,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate assets	(8,668,305)	(23,807,946)	(26,640,962)
Disposal of real estate assets, net of selling expenses	17,182,058	170,509,950	4,230,617

Net cash provided by (used in) investing activities	8,513,753	146,702,004	(22,410,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,925,001	--	8,409,968
Repayment of notes payable	(15,705,781)	(166,700,076)	(10,060,204)
Repayment of ground lease obligations	--	(1,111,239)	(13,742)
Change in restricted cash	(2,350,373)	4,641,803	(7,742,082)
Deferred financing costs	(1,316,829)	(83,543)	(505,127)
Member distributions	--	(2,264,826)	(4,221,364)
Redemption of equity	--	--	(95,000)

Net cash used in financing activities	(11,447,982)	(165,517,881)	(14,227,551)

Net change in cash and cash equivalents	(9,326,872)	(5,055,535)	(16,060,421)
Cash and cash equivalents, beginning of year	11,607,306	16,662,841	32,723,262

Cash and cash equivalents, end of year	$2,280,434	$11,607,306	$16,662,841

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$10,886,159	$12,369,290	$20,471,820

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Transfer of restricted cash to Saracen Members	$5,566,334

Non-cash transfer of current assets to Saracen Members	$1,594,911

Non-cash transfer of current liabilities to Saracen Members	$1,526,733

Non-cash transfer of long-lived assets to Saracen Members	$69,494,776

Non-cash transfer of long-term liabilities to Saracen Members	$64,174,181

See Notes to Consolidated Financial Statements

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Wellsford/Whitehall Group, L.L.C. and subsidiaries (the "Company"), was formed in May 1999 and currently consists of the following members: Wellsford Commercial Properties Trust ("WCPT"), a subsidiary of Wellsford Real Properties, Inc. ("WRP"); WHWEL Real Estate Limited Partnership (“WHWEL”), WXI/WWG Realty L.L.C. and W/W Group Holdings, L.L.C. (collectively the “Whitehall Members”). These are collectively referred to as the “Members.”

WP Commercial, L.L.C. (“WP”) manages the Company on a day-to-day basis; however, certain major and operational decisions require the consent of the Members. WP also provides management, construction, development and leasing services to the Company as well as to third parties, including tenants of the Company, based upon an agreed upon fee schedule and also provides such services to a new venture organized by certain of the Whitehall Members ("New Venture"). WP is owned by affiliates of the Whitehall Members.

Under the terms of existing agreements, it is expected that the Company will not purchase any additional real estate assets. The Members have agreed to an orderly disposal of the Company's assets over time. The Company will terminate on December 31, 2045, unless sooner by the written consent of all Members.

The number of membership units issued and outstanding is as follows:

	December 31,
	2004	2003	2002
WCPT	6,276,780	6,276,780	6,276,780
Whitehall Members	11,547,422	11,547,422	11,547,422
Saracen Members	--	1,434,126	1,434,126

Total	17,824,202	19,258,328	19,258,328

During 2004, the Company redeemed and retired the 1,434,126 membership units owned by the Saracen Members in exchange for transferring title to the six properties encumbered by the Nomura Loan, one unencumbered land asset and all other assets and liabilities related to the transferred properties to the Saracen Members. The Saracen Members also assumed the Nomura Loan and all accrued interest associated with the loan. The redemption and retirement of the Saracen Members’ membership units also resulted in the nullification of the contingent tax indemnities the Company was previously obligated to maintain. No other distributions were made during 2004.

During 2003, distributions of $2,264,826 were declared and paid. During 2002, distributions of $4,221,364 were paid, which were declared during the year ended December 31, 2001.

During 2002, the Company redeemed 7,865 units from the Whitehall member for $95,000.

As of December 31, 2004, the Company owned 17 properties, including 15 properties held for sale, containing approximately 1,773,000 square feet (unaudited) of office space in New Jersey (9 operating properties, 2 tracts of land), Massachusetts (1 operating property) and 5 retail properties.

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

Management reviews its real estate assets for impairment annually in connection with the preparation of budgets for the upcoming year and as part of the financial statement closing process. The Company performs evaluations for impairment on all of its real estate assets. As part of this evaluation, the Company recorded impairment provisions of approximately $21,069,000, $114,687,000 and $1,351,000 during the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 provisions are primarily the result of a change in the intended use of such assets resulting from the change in classification from held for use to held for sale during the year ended December 31, 2004. The 2003 provisions were the result of significant declines in the economics of such assets and the markets in which they were located, resulting in decreasing market rents, slower absorption trends and greater tenant concession costs. For real estate assets held and used, the Company recognizes an impairment loss only if the carrying amount of the asset is not recoverable from its undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and the fair value of the asset. Real estate assets considered held for sale are reported at the lower of carrying amount or fair value less costs to sell and are not depreciated.

Deferred Costs. Deferred costs consist primarily of costs incurred to obtain financing. These deferred financing costs are amortized over the expected term of the respective agreements, adjusted for any unscheduled prepayments. Such amortization is included in interest expense in the accompanying consolidated statements of operations. The Company recorded amortization expense related to deferred costs totaling $1,298,000, $4,964,000, and $3,394,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

Profit and Revenue Recognition. Sales of real estate assets are recognized at closing, subject to the receipt of an adequate down payment and the relinquishment of substantial ownership risks in the future operations of the asset. Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases. The Company records an allowance for accounts receivable estimated to be uncollectible. As of December 31, 2004, the Company’s outstanding accounts receivable was $474,000, net of a $720,000 allowance.

Discontinued Operations. Properties planned to be sold within one year following the balance sheet date are classified as held for sale and the related results of operations have been reported separately as discontinued operations for the years ended December 31, 2004, 2003 and 2002. Assets attributable to properties held for sale have been classified separately in the Company’s balance sheets at December 31, 2004 and 2003. The results of operations for assets disposed of during the current year, including the assets transferred to the Saracen Members, have also been reported as discontinued operations for the years ended December 31, 2004, 2003 and 2002.

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

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Summary Of Significant Accounting Policies (continued)

Derivative and Hedging Activities. The Company recognizes all newly acquired derivatives on the balance sheet at fair value. During 2004, the Company acquired a new interest rate protection agreement which limits the base rate of the variable rate debt. The Company has not accounted for the derivative as a hedging instrument. Accordingly, changes in the fair value of the derivative are immediately recognized in earnings.

At December 31, 2003, the Company owned an interest rate protection agreement which limited the base rate of variable rate debt. Through the maturity date of the derivative, the ineffective portion of the derivative’s change in fair value was immediately recognized in earnings, as applicable. The effective portion of the fair value difference of the derivative was reflected separately in members’ equity as other comprehensive income or loss. At December 31, 2003, approximately $194,000 of accumulated other comprehensive loss remained in members’ equity, which was fully amortized during 2004.

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

Reclassifications. Primarily from the presentation requirements for assets classified as held for sale as of December 31, 2004 or assets sold during the year ended December 31, 2004, certain reclassifications have been made to the prior year's presentation to conform to the current year presentation.

3.     Commercial Properties

The Company owns the following properties classified as held for investment. Amounts are presented net of impairment provisions (amounts in thousands):

		December 31,
Property Collateralizing Portfolio Loan	Location	2004	2003
150 Mount Bethel	Warren, NJ	$8,063	$10,256

Unencumbered Property
Airport Executive Park-Land	Hanover Twp, NJ	3,609	4,607

Real estate held for investment		11,672	14,863
Accumulated depreciation		(1,987)	(1,319)

Real estate held for investment, net		$9,685	$13,544

One tenant of the properties held for investment contributed approximately 98% of rental income generated by properties held for sale for the year ended December 31, 2004.

The Company owns the following properties classified as held for sale. Amounts are presented net of impairment provisions (amounts in thousands):

			December 31,
Properties Collateralizing Portfolio Loan		Location	2004	2003
300 Atrium Drive	(a)	Somerset, NJ	$11,087	$12,568
400 Atrium Drive	(a)	Somerset, NJ	34,865	37,244
500 Atrium Drive	(a)	Somerset, NJ	12,740	15,140
700 Atrium Drive	(a)	Somerset, NJ	10,104	13,294
Garden State Exhibit Center	(a)	Somerset, NJ	7,281	6,190
Cutler Lake Corporate Center		Needham, MA	39,425	37,113
377/379 Campus Drive	(a)	Franklin Twp, NJ	11,694	15,983
Samsung/105 Challenger Road		Ridgefield Park, NJ	24,571	24,473

			151,767	162,005

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Commercial Properties (continued)

			December 31,
Properties Collateralizing Nomura Loan		Location	2004	2003
333 Elm Street		Dedham, MA	--	3,793
Dedham Place		Dedham, MA	--	14,758
Stony Brook Corporate Park		Waltham, MA	--	17,547
201 University Avenue		Westwood, MA	--	5,532
7/57 Wells Avenue		Newton, MA	--	14,236
75/85/95 Wells Avenue		Newton, MA	--	29,821

			--	85,687

Properties Collateralizing Other Mortgages or Unencumbered
600 Atrium Drive (land)	(a)	Somerset, NJ	--	967
Oakland Ridge		Columbia, MD	--	13,374
Airport Executive Park	(a)	Hanover Twp, NJ	8,854	9,595
CVS	(a)	Essex, MD	4,724	4,776
CVS	(a)	Pennsauken, NJ	3,908	3,925
CVS	(a)	Runnemede, NJ	4,121	4,134
CVS	(a)	Wetumpka, AL	2,665	2,681
CVS	(a)	Richmond, VA	3,162	3,194

			27,434	42,646

Real estate held for sale			179,201	290,338
Accumulated depreciation			(42,797)	(55,760)

Real estate held for sale, net			$136,404	$234,578

(a)     Asset sold during January 2005. See note 11 for additional information.

Three tenants of the properties held for sale contributed approximately 28% of rental income for the year ended December 31, 2004 that is included in discontinued operations.

The Company capitalizes interest related to properties under renovation to the extent such assets qualify for capitalization. Total interest capitalized was $0, $2,763,000 and $2,487,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

4.     Leases

Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts. Non-cancelable operating leases with tenants expire on various dates through 2024. The future minimum lease payments to be received under leases existing as of December 31, 2004, are as follows (amounts in thousands):

For the Years Ended December 31,	Properties Held for Sale	Property Held for Investment	Total
2005	$14,403	$1,178	$15,581
2006	10,687	1,260	11,947
2007	9,263	1,288	10,551
2008	8,786	345	9,131
2009	6,799	31	6,830
Thereafter	3,061	76	3,137

Total	$52,999	$4,178	$57,177

The future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5.     Ground Leases

The leasehold interests in one property held for sale and one tract of land held for investment are subject to ground leases. At December 31, 2004, aggregate future minimum rental payments under the leases which expire at various dates through January 2084, are as follows (amounts in thousands):

For the Years Ended December 31,	Properties Held for Sale	Property Held for Investment	Total
2005	$137	$72	$209
2006	137	73	210
2007	137	75	212
2008	137	76	213
2009	149	77	226
Thereafter	17,217	8,068	25,285

Total	$17,914	$8,441	$26,355

6.     Notes Payavble

The Company's notes payable consisted of the following (amounts in thousands):

			December 31,
Debt	Maturity Date	Interest Rate at December 31, 2004	2004	2003
General Electric Capital Real Estate (a)	December 2006	LIBOR + 3.25%	$106,078	$106,078
Nomura Loan	N/A	8.035%	--	64,666
Other Mortgage Loans
Washington Mutual (a)	September 2005	LIBOR + 2.50%	7,809	7,906
Provident	N/A	LIBOR + 2.00%	--	6,905
Wells Fargo (b)	January 2024	7.28	15,816	16,104

Total notes payable			129,703	201,659
Notes payable to be assumed by purchaser related to properties held for sale			(15,816)	(80,770)

Total notes payable, net of notes payable to be assumed			$113,887	$120,889

(a)	The Company repaid approxroximately $69,000 of the Portfolio Loan and repaid the Washington Mutual debt in full during January 2005. See note 11 for additional information.
(b)	The Wells Fargo note was assumed as part of the sale of certain assets during January 2005.

In June 2001, the Company obtained a loan with General Electric Capital Real Estate (the "Portfolio Loan") which requires monthly payments of interest until maturity. During 2004, the maturity date of this loan was extended through December 31, 2006.

The 30-day LIBOR rate was 2.40% and 1.12%, respectively, on December 31, 2004 and 2003.

In connection with the disposition of any property, the Company is required to remit to the lender the sold property's outstanding loan balance. For properties collateralizing the Portfolio Loan, the Company is required to remit, in addition to that property’s allocated loan amount, a release premium, as defined, which is then applied to reduce the outstanding balance of the remaining loan.

As of December 31, 2004 and 2003, the Company was in compliance with the terms of covenants under all loan agreements.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Notes Payable (continued)

The aggregate maturities for the Company’s notes payable obligations for each of the next five years and thereafter are as follows (amounts in thousands):

For the Years Ended December 31,	Total
2005	$7,809
2006	106,078
2007	--
2008	--
2009	--
Thereafter	15,816

Total	$129,703

In July 2001, the Company entered into an interest rate protection agreement (the “Cap”) at a cost of $1,780,000, which limited LIBOR exposure to 5.83% until June 2003 and 6.83% until it matured in June 2004 on $285,000,000 of debt. At December 31, 2003, the fair value of the Cap was $0. The ineffective portion of the Cap’s change in fair value was recorded as an adjustment to interest expense of $813,000, and $80,000 in 2003 and 2002, respectively. The effective portion of the Cap’s change in fair value was recorded as an adjustment to accumulated other comprehensive (income)/loss during 2004, 2003 and 2002, which totaled ($194,000), ($1,103,000) and $771,000, respectively. An affiliate of the Whitehall Members was the counterparty to the Cap.

In April 2004, the Company entered into a new interest rate protection agreement (the “New Cap”) at a cost of $269,000, which limits LIBOR exposure to 6.86% until December 2006 on $122,100,000 of debt. The New Cap was not designated as a hedge. Accordingly, changes in the fair value of the New Cap were recognized immediately into earnings during the year ended December 31, 2004. At December 31, 2004, the fair value of the New Cap was approximately $9,000.

7.     Transactions with Affiliates

As discussed in Note 1, WP performs management services for the Company. The Company pays WP an administrative cost and expense management fee equal to 0.93% of an agreed upon initial aggregate asset value of the Company’s real estate assets. The fee will be reduced six months after any asset is sold pursuant to an agreed upon formula. The Company incurred an aggregate of $3,715,000, $4,604,000 and $5,826,000 in 2004, 2003 and 2002, respectively, related to these fees.

The Company also pays WP for construction management, development and leasing based upon a schedule of rates in each geographic area in which the Company operates. The Company incurred an aggregate of $784,000, $1,925,000 and $817,000 in 2004, 2003 and 2002, respectively, related to these services. These amounts have been capitalized as part of real estate assets.

Affiliates of the Whitehall Members provide debt placement, environmental and insurance services for the Company. The Company incurred $459,000, $691,000 and $850,000 in 2004, 2003 and 2002, respectively, for these services.

Affiliates of the Saracen Members performed property management services for certain assets of the Company through the date of the redemption, which amounted to approximately $161,000, $252,000 and $267,000, respectively, for the years ended December 31, 2004, 2003 and 2002. Pursuant to an asset management agreement that was terminated in 1999, the Company agreed to pay the Saracen Members $1,000,000 in January 2004, plus quarterly interest at 10% per annum paid currently. This liability was fully satisfied during January 2004.

Affiliates of the Saracen Members leased space at one building through the date of the redemption to the Saracen Members. Revenue related to these leases for the years ended December 31, 2004, 2003 and 2002, totaled $18,000, $49,000 and $47,000, respectively.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Transactions with Affiliates (continued)

At December 31, 2004 and 2003 the Company had approximately $342,000 and $1,094,000, respectively, payable to its Members or their affiliates. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

During 2004, the Company transferred approximately $76,656,000 in assets and approximately $65,701,000 in liabilities to the Saracen Members. The transfer of the assets and liabilities was accounted for as a non-monetary exchange. Accordingly, the assets and liabilities were adjusted to fair value as of the date of transfer resulting in a $4,306,000 loss. This loss was recorded in discontinued operations in the accompanying statement of operations.

See Notes 1, 6 and 8 for additional related party interest information.

8.     Discontinued Operations

As of December 31, 2004, the Company has 15 properties totaling 1,644,000 square feet (unaudited), which are classified as held for sale. Consistent with SFAS No. 144, the results of operations of the properties held for sale are reported as discontinued operations for the years ended December 31, 2004, 2003 and 2002. Assets and liabilities anticipated to be sold that are attributable to the properties held for sale have been classified separately in the Company’s balance sheets, and are summarized as follows (amounts in thousands):

	December 31,
ASSETS	2004	2003
Net real estate	$136,404	$234,578
Cash and cash equivalents	--	795
Restricted cash	--	5,392
Deferred costs, less accumulated amortization	--	10
Receivables, prepaid and other assets	2,405	2,483

Total assets held for sale	$138,809	$243,258

LIABILITIES
Notes payable	$15,816	$80,770
Accrued interest on notes payable	64	366
Other liabilities	--	3,646

Total liabilities held for sale	$15,880	$84,782

In conjunction with the expected sale of the properties classified as held for sale at December 31, 2004, the Company will be required to pay off the notes payable related to certain of the properties.

The aggregate outstanding notes payable at December 31, 2004 anticipated to be paid off upon the sale of the assets is approximately $113,887,000.

Revenues attributable to the properties held for sale as of December 31, 2004 or attributable to the properties sold during the years ended December 31, 2004, 2003 and 2002 were $30,604,000, $46,709,000 and $74,177,000, respectively. Interest expense and amortization of deferred financing costs attributable to the properties held for sale as of December 31, 2004 or attributable to the properties sold during the years ended December 31, 2004, 2003 and 2002 were $11,674,000, $15,645,000 and $20,999,000, respectively, and have been allocated to the properties held for sale based upon the respective allocated loan amounts for each asset as a percentage of total notes payable outstanding.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Discontinued Operations (continued)

The Company sold the following properties ($ in thousands):

	Years Ended December 31,
	2004	2003	2002
Number of properties	1	11	1

Net sales proceeds	$17,182	$170,510	$4,231

Gain/(loss) on sales	$5,193	$9,297	$(259)

The transfer of the six properties encumbered by the Nomura Loan to the Saracen Members was treated as a non-monetary exchange. Accordingly, a loss was recognized in the financial statements during 2004 in the amount of $4,306,000, representing the difference between the book value and the fair value of the assets and liabilities on the date of transfer.

9.     Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, interest rate protection agreements and notes payable. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. The fair values of the interest rate derivative instruments are the amount at which they could be settled, based on estimates obtained from the third parties. The carrying values for certain notes payable approximate fair values because such debt consists of variable rate debt that reprices frequently.

10.     Commitments and Contingencies

From time to time, legal actions are brought against the Company in the ordinary course of business. Although there can be no assurance, the Company is not a party to any legal action that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the future.

11.     Subsequent Events

On January 21, 2005, the Company closed on a transaction to sell five retail properties located in various states for cash, net of closing costs, of approximately $17,076,000. The purchaser assumed approximately $15,791,000 of outstanding debt related to the sold properties.

On January 27, 2005, the Company closed on a transaction to sell seven office properties and one tract of land located in New Jersey for cash, net of closing and other costs, of approximately $71,807,000. Substantially all of the net cash from the sale and unrestricted cash and certain related reserve funds of approximately $5,000,000, were used to retire existing debt of approximately $76,965,000.

Subsequent to the closing of these transactions, the Company owns four properties, including 2 properties held for sale, containing approximately 488,000 square feet (unaudited) of office space in New Jersey (2 operating properties, 1 tract of land) and Massachusetts (1 operating property).

Second Holding Company, LLC

Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002
with Report of Independent Registered Public Accounting Firm

SECOND HOLDING COMPANY, LLC
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Managers
Second Holding Company, LLC:

We have audited the consolidated balance sheets of Second Holding Company, LLC and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Second Holding Company, LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
March 10, 2005

SECOND HOLDING COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2004	2003
Assets
Cash and cash equivalents	$62,519	$133,389
Investments:
Trading, at fair value	1,073,059	--
Held-to-maturity, at amortized cost	--	1,744,282
Interest receivable	5,846	7,109
Prepaid expenses and other assets	15,799	19,139

Total assets	$1,157,223	$1,903,919

Liabilities and Members' Equity
Medium-term notes, net of unamortized
discount and debt issuance costs:
$1,712 in 2004 and $2,341 in 2003	$998,289	$1,722,663
Long-term debt, net of unamortized
debt issuance costs: $1,580 in 2004 and
$1,858 in 2003	112,326	115,038
Interest payable	5,078	6,272
Fees payable and other liabilities	257	2,253

Total liabilities	1,115,950	1,846,226
Members' equity	41,273	57,693

Total liabilities and members' equity	$1,157,223	$1,903,919

The accompanying notes are an integral part of
these consolidated financial statements

SECOND HOLDING COMPANY, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	For the Years Ended December 31
	2004	2003	2002
Revenue:
Interest	$38,248	$42,339	$41,802

Total revenue	38,248	42,339	41,802

Expenses:
Interest	30,478	32,391	35,594
Fees to affiliates	2,724	3,153	2,308
Liquidity fees	635	662	690
Rating agency and other debt related fees	833	868	705
Net loss on investments	18,784	--	--
Other	241	222	191

Total expenses	53,695	37,296	39,488

Net income (loss)	$(15,447)	$5,043	$2,314

The accompanying notes are an integral part of
these consolidated financial statements

SECOND HOLDING COMPANY, LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)

	Capital	Undistributed net income Class A	Undistributed net income Class C	Total *
Balance - December 31, 2001	$51,128	$3,453	$--	$54,581
Distributions	--	(694)	(291)	(985)
Net income	--	1,433	881	2,314

Balance - December 31, 2002	$51,128	$4,192	$590	$55,910

Distributions	--	(1,226)	(2,034)	(3,260)
Net income	--	3,210	1,833	5,043

Balance - December 31, 2003	$51,128	$6,176	$389	$57,693

Distributions	--	(584)	(389)	(973)
Net loss	(9,855)	(5,592)	--	(15,447)

Balance - December 31, 2004	$41,273	$--	$--	$41,273

*     Balance by share class at December 31 is as follows:

	2004	2003
Class A:	41,269	57,300
Class B:	4	4
Class C:	--	389
Class D:	--	--

The accompanying notes are an integral part of
these consolidated financial statements

SECOND HOLDING COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(15,447)	$5,043	$2,314
Adjustments to reconcile net income (loss) to net cash
flows from operating activities:
Amortization of discount and debt issuance costs	1,002	1,446	1,312
Proceeds from sales of trading investments	184,931	--	--
Net loss on investments	18,784	--	--
Changes in:
Interest receivable	1,263	5,143	(5,965)
Prepaid expenses and other assets	346	356	(2,470)
Interest payable	(1,194)	(4,645)	5,320
Fees payable and other liabilities	(1,996)	1,893	119

Net cash provided by operating activities	187,689	9,236	630

Cash flows from investing activities:
Purchase of held-to-maturity investments	--	(234,575)	(880,529)
Proceeds from sales of held-to-maturity investments	105,000	--	--
Proceeds from held-to-maturity investment principal payments	345,853	226,051	71,224
Proceeds from sales of available-for-sale investments	17,071	--	--

Net cash provided by (used in) investing activities	467,924	(8,524)	(809,305)

Cash flows from financing activities:
Net change in commercial paper	--	--	(58,770)
Proceeds from issuance of medium-term notes	(725,510)	169,061	808,922
Repayment of long-term debt	--	(50,000)	(103)
Distributions	(973)	(3,260)	(985)

Net cash provided by (used in) financing activities	(726,483)	115,801	749,064

Net increase (decrease) in cash and cash equivalents	(70,870)	116,513	(59,611)
Cash and cash equivalents - beginning of year	133,389	16,876	76,487

Cash and cash equivalents - end of year	$62,519	$133,389	$16,876

Supplemental disclosure of cash flow information -
Cash paid during the year for interest	$56,632	$66,468	$70,438

Supplemental disclosure of non-cash investing activity -
Trade date investment purchase	$--	$--	$50,000

The accompanying notes are an integral part of
these consolidated financial statements

SECOND HOLDING COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

1.     General Information

Second Holding Company, LLC (“Second Holding”), is a Delaware limited liability company formed primarily to invest in special purpose companies that raise funds in the global capital markets and invest the proceeds in asset-backed and other fixed income obligations.

The consolidated financial statements include the accounts of Second Holding and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The equity of Second Holding consists of four classes of interests. In January 2002, the holders of the class A and class C interests agreed to amend the terms on which Second Holding’s income is allocated and distributions are made among these two classes. Net income is allocated among class A, B, C and D interests based on a contractual formula agreed to by 100% of holders of interests. Through December 31, 2004, based on this formula, class B and D have not been allocated any portion of net income. In the event of a liquidation, any funds remaining after all obligations have been satisfied and any net income realized upon such liquidation has been allocated and distributed will be allocated to holders of interests proportional to the balances of their capital accounts.

During the fourth quarter of 2004, it was concluded that changes in market conditions had limited the future business opportunities available to Second Holding and its wholly owned subsidiaries. These changes affected Second Holding’s ability to achieve a level of profitability that was expected when Second Holding was launched. As such, Second Holding has initiated a restructure process in which various business initiatives are being explored.

2.     Summary of Significant Accounting Policies

Basis of Presentation

Second Holding maintains its accounting records on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Cash Equivalents

Marketable investments that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents totaled $56.6 and $126.8 million at December 31, 2004 and 2003, respectively.

Investments

Investments are accounted for under the FASB Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Trading and available-for-sale investments are carried at fair value. Unrealized gains or losses on trading investments are recognized in earnings. Unrealized gains or losses on available-for-sale investments are included as a separate component of members’ equity. Held-to-maturity investments are carried at amortized cost. A decline in market value of an investment below cost that is deemed other than temporary is charged to earnings. Interest income is recognized on the accrual basis, based upon contractual terms of the respective assets. Investments are recorded on a trade date basis.

SECOND HOLDING COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(continued)

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

Derivative Hedging Instruments

Interest rate swaps are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended. Second Holding, through its subsidiaries, utilizes interest rate swaps to offset market risks related to fluctuations in interest rates associated with certain assets and liabilities held by the subsidiaries. Second Holding does not utilize derivative instruments for non-hedging purposes.

Income Taxes

Second Holding is organized as a limited liability company and is being taxed as a partnership under provisions of the Internal Revenue Code. Under this election, the liability for payment of federal and state income taxes on Second Holding’s earnings is the responsibility of its members, rather than that of Second Holding.

Debt Issue Costs

Costs incurred in the issuance of debt are being amortized to interest expense using the straight-line method over a ten-year period ending in 2010.

3.     Investments

On March 16, 2004, Second Holding, through its subsidiaries, sold a held-to-maturity investment for $105 million. The amortized cost and fair value of the investment at the date of sale was $105 million. The investment was sold due an unanticipated business requirement.

On March 31, 2004, Second Holding, through its subsidiaries, transferred a held-to-maturity investment with an amortized cost of $30 million and a fair value of $16.8 million to available-for-sale. The investment was transferred due to evidence of significant deterioration in the issuer's creditworthiness. The investment was subsequently sold to a third party on May 19, 2004 for $17.1 million.

During the fourth quarter of 2004, as a result of the decision to explore business initiatives as discussed in note 1, Second Holding’s investments were transferred from held-to-maturity to trading. The aggregate amortized cost and fair value of the investments was $1.265 billion and $1.259 billion, respectively. At the date of transfer, the investments had gains of $3.9 million and losses of $9.7 million, resulting in a net loss of $5.8 million.

SECOND HOLDING COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(continued)

4.     Commercial Paper Issued

Second Holding, through one of its subsidiaries, issues commercial paper at prevailing market rates, with maturities less than 364 days. The commercial paper is rated A-1 and F-1 by Standard & Poor’s Rating Services and Fitch Ratings, respectively. The following information in regard to commercial paper issued during the years ended was calculated using a daily weighted average (dollars in thousands):

	2004	2003
Average amount outstanding during the year	$6,812	$1,854

Maximum month-end outstanding during the year	$--	$--

Balance at December 31	$--	$--

Average yield - during the year	1.82%	1.36%

5.     Debt Issued

Second Holding, through one of its wholly owned subsidiaries, established a U.S. Medium-Term Note program that permits aggregate borrowings of up to $3.5 billion. The program ends in 2040, and is subject to ongoing compliance tests under the security agreement. The program is extendible with the consent of Second Holding and the rating agencies. The Notes are rated AAA by Standard & Poor's Rating Services and Fitch Ratings. Notes with a face amount of approximately $1.0 and $1.7 billion were outstanding at December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, Second Holding, through one of its wholly owned subsidiaries, had long-term debt outstanding with a principal amount of $100 million. At December 31, 2004 and 2003, the fair value of the long-term debt is approximately $118 million and $115 million, respectively.

The rates on the total debt issued ranged from 2.28% to 7.96% with a weighted average rate of 2.91% at December 31, 2004. The rates on the total debt issued ranged from 1.11% to 7.96% with a weighted average rate of 1.73% at December 31, 2003.

At December 31, 2004, the maturities of the total debt issued are approximately $900 million in 2005 and $200 million in 2006 through 2010. Second Holding intends to repay obligations from cash and cash equivalents, collections on investments and from issuance of debt for a period of time extending beyond one year. Second Holding has sources of liquidity sufficient to provide for all payments on long-term debt in accordance with the terms of the documentation of the programs. Second Holding monitors and maintains the following sources of liquidity: committed lines, cash and cash equivalents and other liquid assets, facilities to issue special debt, and amounts available under Second Holding’s debt program.

SECOND HOLDING COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(continued)

6.     Derivative Instruments and Hedging Activities

Second Holding, through its subsidiaries, utilizes interest rate swaps designated and qualifying as fair value hedging instruments to offset the fair value exposure related to fluctuations in interest rates. These interest rate swaps hedge financial instruments in which the rate of interest is fixed for the hedging period by providing for receipt of a fixed rate of interest and payment of a floating rate of interest, eliminating fair value exposure. At December 31, 2004, a net increase in the fair value of these swaps of approximately $13.9 million is reported in prepaid expenses and other assets, with a corresponding increase of approximately $13.9 million reported in long-term debt. At December 31, 2003, a net increase in the fair value of these swaps of approximately $16.9 million is reported in prepaid expenses and other assets, with a corresponding increase of approximately $16.9 million and $3,000 reported in long-term debt and medium-term notes, respectively. This change in fair value is a non-cash item and is not reflected in the statements of cash flows. This change in fair value of the swaps, long-term debt, and medium-term notes does not affect net income, and will be eliminated over time as the swaps, long-term debt, and medium-term notes mature.

Second Holding, through its subsidiaries, utilizes interest rate swaps designated and qualifying as cash flow hedging instruments to offset the variability in interest payments due to fluctuations in interest rates. These interest rate swaps hedge floating-rate financial instruments by providing for receipt of a floating rate of interest and payment of a rate of interest which is fixed for the hedging period, eliminating the variability in cash flows. Due to the short hedging periods and the frequency of the interest rate repricings on these cash flow hedging instruments, the fair value of the interest rate swaps was not material at December 31, 2004 and 2003.

Second Holding, through its subsidiaries, utilizes, as counterparties, financial institutions with high credit quality, and as such, believes no significant counterparty credit risk exists on its derivative instruments.

7.     Liquidity Facility

As of December 31, 2004 and 2003, a wholly owned subsidiary of Second Holding had a Liquidity Loan Agreement that permits the subsidiary to borrow up to $325 and $375 million, respectively, from three financial institutions, two rated A-1+ and one rated A-1, at either the institution’s prime rate of interest or the London Interbank Offered Rate. The subsidiary pays a quarterly commitment fee ranging from 0.15% to 0.175% per annum on the unused portion of the commitment. As of December 31, 2004 and 2003, there were no borrowings under the Liquidity Loan Agreement.

8.     Related Party Transactions

Pursuant to compensation agreements with affiliates which Second Holding, through its subsidiaries, had engaged to perform services, Second Holding, through its subsidiaries, had incurred approximately $2.7 million, $3.2 million, and $2.3 million in fees during the years ended December 31, 2004, 2003 and 2002, respectively. Fees are paid based on a percentage of the subsidiaries’ average daily assets. At December 31, 2004 and 2003, Second Holding had $168,000 and $264,000, respectively, in fees payable to affiliates.

SECOND HOLDING COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
(continued)

9.     Fair Value of Financial Instruments

At December 31, 2004 and 2003, the carrying amounts for cash and cash equivalents, interest receivable, medium-term notes payable and interest payable approximate fair value due to the variable interest terms inherent in these financial instruments and/or their short-term nature. See note 5 for a discussion of fair value of long-term debt. At December 31, 2004, investments classified as trading are recorded at fair value based upon available third party market information. At December 31, 2003, the carrying amount of investments classified as held-to-maturity approximates fair value due to the variable interest terms inherent in these financial instruments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands, except units)

					Initial Cost			Cost Capitalized Subsequent	Total Cost
Description	Date Acquired	Year Built	Units	Depreciable Life	Land	Building and Improvements	Total	to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Encumbrance
Residential:
Blue Ridge -	Dec-
Denver, CO	1997	1997	456	27.5 yrs	$ 5,225	$ 36,339	$ 41,564	$ 429	$ 5,225	$ 36,768	$ 41,993	$ (9,509)	$ 31,407	(A)
Red Canyon -	Nov-
Denver, CO	1998	1998	304	27.5 yrs	5,060	28,844	33,904	37	5,060	28,881	33,941	(6,468)	24,885	(A)
Green River -	Dec-
Denver, CO	2001	2001	424	27.5 yrs	8,451	47,889	56,340	11	8,451	47,900	56,351	(5,050)	39,055	(A)
	Nov-
Other	2003	N/A	--	Various	--	10	10	16	--	26	26	(4)	--

Total			1,184		$18,736	$113,082	$131,818	$ 493	$18,736	$113,575	$132,311	$ (21,031)	$ 95,347

(A)	Encumbrance balances exclude the Palomino Park Bonds. The balance of the Palomino Park Bonds was $12,680 at December 31, 2004. The Palomino Park Bond collateral includes Blue Ridge, Red Canyon and Green River operational phases, as well as the undeveloped Gold Peak land. The Company paid down $2,275 on the Palomino Park Bonds on January 3, 2005 which released the Gold Peak land from the Palomino Park Bond collateral.

S-1

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

The following is a reconciliation of real estate assets and accumulated depreciation:

(amounts in thousands)	For the Years Ended December 31,
	2004		2003	2002
Real Estate
Balance at beginning of period	$132,293		$136,723	$154,116
Additions:
Capital improvements	18		20	461

	132,311		136,743	154,577
Less:
Reclassified costs to residential units
available for sale	--		(4,450)	(17,854)

Balance at end of period	$132,311	(A)	$132,293	$136,723

Accumulated Depreciation
Balance at beginning of period	$16,775		$12,834	$9,386
Additions:
Charged to operating expense	4,256		4,354	4,398

	21,031		17,188	13,784
Less:
Accumulated depreciation on costs
reclassified to residential units
held for sale	--		(413)	(950)

Balance at end of period	$21,031	(A)	$16,775	$12,834

(A)	The aggregate depreciated cost for Federal income tax purposes was approximately $9,000 less at December 31, 2004.

S-2