Form 10-K/A
period 2004-12-31
WELLSFORD REAL PROPERTIES INC
filed 2005-04-21
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A-1
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

The number of the Registrant’s shares of Common Stock outstanding was 6,467,639 as of April 20, 2005 (including 169,903 shares of Class A-1 Common Stock).

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2004, as initially filed by Wellsford Real Properties, Inc. (the “Company”) with the Securities and Exchange Commission on March 15, 2005, and is being filed solely to include disclosures under Part III of Form 10-K, which were previously incorporated by reference to our definitive proxy statement.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

Director Information

Information concerning the members of the Company’s board of directors (the “Board”) is set forth below:

Bonnie R. Cohen, age 62, has been a director of the Company since June 2003. Ms. Cohen has been a principal of B R Cohen and Associates, a consulting firm, since January 2002. From 1998 to 2002, Ms. Cohen served as Under Secretary for Management of the U.S. Department of State where she was responsible for the day-to-day operations of the State Department including all embassies, personnel, finance, budget, information systems and consultant affairs. Prior to assuming the position at the State Department, Ms. Cohen was Assistant Secretary for Policy, Management and Budget at the U.S. Department of the Interior. Ms. Cohen is also a director of Cohen and Steers Investment Company, a manager of nine real estate mutual funds, the Washington Film Festival, Moriah Fund and Friends of Art and Preservation in Embassies. Ms. Cohen received a Masters in Business Administration from Harvard Business School.

Douglas Crocker II, age 64, has been a director of the Company since May 1997. Mr. Crocker was Chief Executive Officer, President and a Trustee of EQR, from March 1993 until December 31, 2002, and also served as Vice Chairman of Equity Residential (“EQR”) from January 1, 2003 through May 2003. EQR is a real estate investment trust (“REIT”) that owns and operates residential properties and is the general partner of ERP Operating Limited Partnership. Mr. Crocker remains very active in the multifamily housing industry, serving on boards or committees of various multifamily housing associations. Mr. Crocker is a past Trustee of the Multifamily Council of the Urban Land Institute and former member of the Board of Governors of NAREIT. Mr. Crocker is past chairman of the National Multi Housing Council and on the Advisory Board of the DePaul University Real Estate School. Mr. Crocker also serves as a director of the following companies in the real estate industry: Reckson Associates, an office building REIT specializing in the New York metropolitan area; Ventas, Inc., a leading healthcare related REIT; Prime Group Realty Trust, an owner and operator of office and industrial properties; Post Properties, a multifamily REIT; and Acadia Realty Trust, a REIT which owns and operates shopping centers.

Meyer “Sandy” Frucher, age 58, has been a director of the Company since June 2000. Mr. Frucher has served as Chairman and Chief Executive Officer of the Philadelphia Stock Exchange since June 1998 after serving on its Board of Governors since September 1997. From 1988 to 1997, Mr. Frucher was Executive Vice President-Development of Olympia & York Companies (U.S.A.) and coordinated and oversaw all of Olympia & York’s development projects in the United States. From 1988 to 1999 Mr. Frucher was Trustee and then Chairman of the New York City School Construction Authority. From 1984 to 1988 he was President and Chief Executive Officer of Battery Park City Authority.

Mark S. Germain, age 54, has been a director of the Company since May 1997. Mr. Germain served as a trustee of the Wellsford Residential Property Trust (the “Trust”) from November 1992 until the consummation of its merger with EQR in May 1997 (the “Merger”). For more than the past five years, he has been employed by Olmsted Group L.L.C., which is a consultant to biotechnology and other high technology companies. Mr. Germain also serves as a board member of several privately-held biotechnology companies. He is a graduate of NYU School of Law, cum laude, and Order of the Coif, and was a partner in a New York law firm prior to his current activities.

Edward Lowenthal, age 60, has been a director of the Company since its formation in January 1997. Mr. Lowenthal served as the President and Chief Executive Officer from the Company’s formation until his retirement on March 31, 2002. Mr. Lowenthal served as the President and Chief Executive Officer and as a trustee of the Trust from its formation in July 1992 until consummation of the Merger. Mr. Lowenthal is President of Ackerman Management LLC, a real estate advisory and investment firm. Mr. Lowenthal currently serves as a director of Reis, Inc. (“Reis”), Omega Healthcare, Inc., a healthcare REIT, American Campus

Communities, a student housing REIT, Homex, a Mexican home builder and Ark Restaurants, Inc., an owner/operator of restaurants. He is also a trustee of the Manhattan School of Music.

Jeffrey H. Lynford, age 57, has been the Chairman of the Board and a director of the Company since its formation in January 1997. Mr. Lynford has also been the President and Chief Executive Officer (“CEO”) of the Company since April 1, 2002. Mr. Lynford previously served as Chief Financial Officer (“CFO”) of the Company from June 2000 until December 2000 and as Secretary of the Company from January 1997 to March 2002. Mr. Lynford served as the Chairman of the Board and Secretary of the Trust from its formation in July 1992 until consummation of the Merger. Mr. Lynford served as the CFO of the Trust from July 1992 until December 1994. Mr. Lynford currently serves as a trustee of Polytechnic University, Caramoor Center for Music and the Arts and is a trustee emeritus of the National Trust for Historic Preservation.

David J. Neithercut, age 49, has been a director of the Company since January 1, 2004 and Executive Vice President and CFO of EQR from February 1995 to January 2004. Since January 2004, Mr. Neithercut has been the Executive Vice President – Corporate Strategy of EQR. On March 28, 2005, EQR announced that Mr. Neithercut will become President and CEO on January 2, 2006. EQR had the right to nominate one member to the Company’s Board as long as $10,000,000 of the Convertible Trust Preferred Securities were outstanding and certain other conditions existed. As a result of (i) the April 6, 2005 redemption of the entire $25,000,000 balance of the Convertible Trust Preferred Securities and (ii) the Company’s notification to bond holders of certain tax exempt bonds of its intent to repay the bonds in full on or about May 1, 2005 thereby eliminating a credit enhancement provided by EQR upon the repayment, EQR’s right to nominate a director for future periods terminated. On April 8, 2005, Mr. Neithercut resigned from the Board.

Board of Directors’ Meetings

The Board held five meetings during 2004. Every director attended at least 75% of the Board meetings held in 2004. The Company has adopted a policy that expects that each director of the Company attend annual meetings commencing with the 2005 annual meeting. Management also confers frequently with the members of the Board on an informal basis to discuss Company affairs.

A majority of the members of the Board qualify as independent directors under the listing standards of the American Stock Exchange, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of any other applicable regulatory authority, including the Securities and Exchange Commission (“SEC”). The Board annually reviews the relationship of each director with the Company, and only those directors who the Board affirmatively determines have no material relationship with the Company are deemed to be independent directors. Accordingly, the Board determined that all members of the Board are independent directors and have no material relationship with the Company other than as a director, except for Messrs. Lynford, Lowenthal and Neithercut.

Directors who are also employees of the Company receive no additional compensation by virtue of being directors of the Company. Non-employee directors receive compensation for their service as directors and reimbursement of their expenses incurred as a result of their service as directors. See Item 11. Executive Compensation for a detailed description of director compensation.

Directors have complete access to management and the Company’s outside advisors, and senior officers and other members of management frequently attend Board meetings at the request of the Board. It is the policy of the Board of Directors that independent directors also meet privately without the presence of any members of management at such times as the Board shall determine. In addition, the Board may retain and have access to independent advisors of its choice with respect to any issue relating to its activities, and the Company pays the expenses of such advisors.

Stockholders and other interested parties who wish to communicate directly with any of the Company’s directors, or the non-employee directors as a group, may do so by writing to the Board of Directors, Wellsford Real Properties, Inc., 535 Madison Avenue, 26th Floor, New York, New York 10022. All communications will be received, sorted and summarized by the CFO of the Company, as agent for the non-employee directors. Communications relating to the Company’s accounting, internal accounting controls or auditing matters will be referred to the Chairman of the Audit Committee. Other communications will be referred to the Chairman of the Board or to such non-employee director as may be appropriate. Communications may be submitted anonymously or confidentially.

Board Committees

The Board has established an Executive Committee, a Compensation Committee, an Audit Committee, a Nominating Committee and a Governance Committee.

Executive Committee. During 2004, the Executive Committee consisted of Messrs. Lynford, Lowenthal and Crocker. The Executive Committee has the authority to acquire, dispose of and finance investments for the Company and execute contracts and agreements, including those related to the borrowing of money by the Company, and generally to exercise all other powers of the Board except for those which may not be delegated to a committee under Maryland law and those which require action by all directors or the independent directors under the charter or bylaws of the Company or under applicable law. During 2004, the Executive Committee did not hold any formal meetings; however, the members met from time to time on an informal basis and acted by written consent on one occasion.

Compensation Committee. The Compensation Committee acts pursuant to the Compensation Committee Charter adopted by the Board on March 10, 2003, a copy of which is posted on the Company’s website at www.wellsford.com/CompanyInfo/BoardCommittees.html. Messrs. Crocker, Frucher and Germain were Compensation Committee members for all of 2004 and continue to be members through the date of this report. Ms. Cohen was appointed to the Compensation Committee on March 16, 2004 and continues to be a member through the date of this report. None of the members of the Compensation Committee are employees of the Company. The Compensation Committee reviews the Company’s compensation and employee benefit plans, programs and policies, approves employment agreements and monitors the performance and compensation of the Executive Officers and other employees. During 2004, the Compensation Committee held one meeting and met from time to time on an informal basis as well. During 2004, the Compensation Committee acted by written consent on one occasion.

Audit Committee. The Audit Committee acts pursuant to the Audit Committee Charter adopted by the Board on April 20, 2000, as amended on March 10, 2003, a copy of which is posted on the Company’s website at www.wellsford.com/CompanyInfo/BoardCommittees.html. Ms. Cohen and Messrs. Frucher and Germain were Audit Committee members for all of 2004 and continue to be members through the date of this report. Mr. Crocker was appointed to the Audit Committee on March 16, 2004 and continues to be a member through the date of this report. The Audit Committee held six meetings during 2004.

Each member of the Audit Committee is required to be financially literate or to become financially literate within a reasonable time after appointment to the Audit Committee and at least one member of the Audit Committee must have accounting or related financial management expertise. The Board believes that each of the current members of the Audit Committee has such accounting or financial management expertise. The Board has also determined that Mr. Crocker is an “audit committee financial expert,” as such term is defined under the regulations of the SEC. All of the Audit Committee members are considered independent under the standards of The American Stock Exchange.

Nominating Committee. The Nominating Committee acts pursuant to the Nominating Committee Charter adopted by the Board on January 31, 2003, a copy of which is posted on the Company’s website at www.wellsford.com/CompanyInfo/BoardCommittees.html. The Nominating Committee generally consists of non-employee directors whose terms as directors of the Company will not expire at the next annual meeting of stockholders. Accordingly, the Nominating Committee for the 2005 Annual Meeting will consist of Ms. Cohen and Mr. Frucher, neither of whom is up for re-election as a director during 2005. The Nominating Committee held one meeting during 2004.

The Nominating Committee reviews and makes recommendations to the Board as to the nominees for election as directors of the Company, including recommendations concerning the qualifications and desirability of any stockholder nominees. The Nominating Committee considers candidates for nomination as a director recommended by the Company’s stockholders, directors, officers, third party search firms and other sources.

In evaluating a candidate, the Nominating Committee considers the attributes of the candidate, including his or her independence, integrity, diversity, experience, sound judgment in areas relevant to the Company’s businesses, and willingness to commit sufficient time to the Board, all in the context of an assessment of the perceived needs of the Board at that point in time. Maintaining a balanced experience and knowledge base within the total Board includes considering whether the candidate: (i) has work experience with publicly traded and/or privately held for profit businesses in the real estate market or in other industries; (ii) has significant direct management experience; (iii) has knowledge and experience in financial services and capital markets; and (iv) has unique knowledge and experience and can provide significant contributions to the Board’s effectiveness. Each director is expected to ensure that other existing and planned future commitments do not materially interfere with his or her service as a director. There are no specific, minimum qualifications that the Nominating Committee believes must be met by a candidate. All candidates are reviewed in the same manner, regardless of the source of the recommendation.

Governance. The Governance Committee acts pursuant to the Governance Committee Charter adopted by the Board on March 10, 2003; a copy of which is posted on the Company’s website at www.wellsford.com/CompanyInfo/BoardCommittees.html. Ms. Cohen and Messrs. Crocker, Frucher and Germain were Governance Committee members for all of 2004 and continue to be members through the date of this report.

The Board as a whole believes it is important for the Company not only to comply with all current regulatory and legislative requirements, but also to adopt and abide by high standards in its governance structure and activities. The Board ensures compliance with the Sarbanes-Oxley Act of 2002 as well as the requirements of The American Stock Exchange.

Executive Officers

Each executive officer of the Company (“Executive Officer”) holds office at the pleasure of the Board. The Executive Officers of the Company are as set forth below:

Jeffrey H. Lynford, Chairman of the Board, President and CEO. Biographical information regarding Mr. Lynford is set forth above under Directors.

James J. Burns, age 65, has been CFO of the Company since December 2000 and a Senior Vice President of the Company since October 1999. He was appointed Secretary of the Company in April 2002. Mr. Burns served as Chief Accounting Officer of the Company from October 1999 until December 2000. Mr. Burns was previously a Senior Audit Partner with Ernst & Young’s E&Y Kenneth Leventhal Real Estate Group where he was employed for 25 years, including 23 years as a partner. Mr. Burns is a director of One Liberty Properties, Inc., and of Cedar Shopping Centers, Inc., both of which are REITs. Mr. Burns is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

William H. Darrow II, age 57, has been a Managing Director of the Company since August 1997 and a Vice President since January 2003. From 1993 to 1997, Mr. Darrow was a founder and partner of Mansfield Partners, Inc., a real estate investment, management and consulting firm. From 1989 until 1993, Mr. Darrow was Senior Vice President and Manager of the US Real Estate Group of Banque Indosuez, a French merchant bank. From 1987 until 1989, he was President of CRI Institutional Real Estate. From 1984 to 1987, Mr. Darrow was a managing director in the corporate finance group of Prudential-Bache Securities. From 1983 to 1984, he was President of Dade Savings and Loan Association. Prior to joining Dade Savings, Mr. Darrow was a Senior Vice President with Chemical Bank, which he joined in 1969.

David M. Strong, age 47, has been the Senior Vice President – Development of the Company, since October 2004. Mr. Strong previously served as a Vice President — Development of the Company, from the Company’s formation in January 1997 until October 2004. Mr. Strong served as a Vice President of the Trust from July 1995 until consummation of the Merger in May 1997. From July 1994 until July 1995, he was Acquisitions and Development Associate of the Trust. From 1991 to 1994, Mr. Strong was President and owner of LPI Management, Inc., a commercial real estate company providing management and consulting services. From 1984 to 1991, he was a senior executive with the London Pacific Investment Group, a real estate development, investment and management firm active in Southern California and Western Canada. From 1979 through 1984, Mr. Strong worked for Arthur Young and Company (currently known as Ernst & Young), a public accounting firm where he attained the level of manager. Mr. Strong is a member of the Canadian Institute of Chartered Accountants.

Mark P. Cantaluppi, age 34, has been Vice President, Chief Accounting Officer and Director of Investor Relations of the Company since December 2000. He joined the Company in November 1999 as a Vice President, Controller and Director of Investor Relations. From January 1998 to November 1999, he was the Assistant Controller of Vornado Realty Trust, a diversified REIT. From 1993 to 1998, Mr. Cantaluppi worked for Ernst & Young, a public accounting firm, where he attained the level of manager. Mr. Cantaluppi is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent beneficial owners are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were in compliance with the filing requirements with respect to transactions during 2004.

Code of Business Conduct and Ethics

The Company adopted the Wellsford Real Properties, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees (the “Code of Business Conduct and Ethics”) as well as a Policy for Protection of Whistleblowers from Retaliation (the “Whistleblower Policy”) on January 31, 2003. The Code of Business Conduct and Ethics is a set of written standards reasonably designed to deter wrongdoing and to promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the code. The Company periodically reviews, updates and revises its Code of Business Conduct and Ethics when it considers such action to be appropriate. The Code of Business Conduct and Ethics and the Whistleblower Policy are both posted on the Company’s website at www.wellsford.com/CompanyInfo/Company.html. The Company has also filed a copy of the Code of Business Conduct and Ethics with the SEC as an exhibit to the December 31, 2002 annual report on Form 10-K as filed on March 26, 2003. The Company will provide a copy of the Code of Ethics to any person without charge, by contacting Investor Relations at the Company’s principal executive offices at 535 Madison Avenue, 26th Floor, New York, NY 10022 or through email at wrpny@wellsford.com.

Item 11.	Executive Compensation.

The following table sets forth certain information concerning the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company as measured by salary and bonus for the year ended December 31, 2004.

		Annual Compensation			Long-Term Compensation
					Long-Term Compensation		Payouts
Name and Principal Position	Year	Salary (A)	Bonus (B)	Other Annual Compensation (C)	Restricted Stock Award(s) (D)	Securities Underlying Options/SARs (E)	LTIP Payouts (D)(F)	All Other Compensation (G)
Jeffrey H. Lynford
Chairman of the Board,
Chief Executive
Officer and President	2004	$318,800	$325,000	$678,348(H)	$ --	--	$ --	$ 2,500
	2003	$318,800	$325,000	$35,348(H)	$ --	--	$ --	$ 2,500
	2002	$318,800	$325,000	$36,199(H)	$ --	22,585	$ --	$21,968

James J. Burns
Senior Vice President -
Chief Financial Officer
and Secretary	2004	$214,324	$175,000	$ --	$ --	--	$ --	$ 2,500
	2003	$222,790	$175,000	$ --	$ --	--	$ --	$ 2,500
	2002	$216,300	$175,000	$ --	$ --	--	$ --	$ 2,500

William H. Darrow II
Vice President -
Managing Director (I)	2004	$218,545	$175,000	$ --	$ --	--	$50,000	$ 2,500
	2003	$212,180	$175,000	$ --	$ --	--	$50,000	$ 2,500
	2002	$206,000	$175,000	$ --	$ --	--	$50,000	$ 2,500

David M. Strong
Senior Vice President -
Development	2004	$199,465	$150,000	$ --	$ --	--	$ --	$ 2,500
	2003	$191,853	$150,000	$ --	$ --	--	$ --	$ 2,500
	2002	$185,658	$150,000	$ --	$ --	--	$ --	$ 2,500

Mark P. Cantaluppi
Vice President - Chief
Accounting Officer	2004	$177,000	$160,000	$ --	$ --	--	$ --	$ 2,500
	2003	$168,000	$110,000	$ --	$ --	--	$ --	$ 2,500
	2002	$160,000	$110,000	$ --	$ --	--	$ --	$ 2,500

(A)	Amounts shown are actual payments by the Company.
(B)	Bonus amount includes each Executive Officer’s minimum bonus pursuant to their employment agreement, plus any discretionary incentive bonus as described herein. Bonus amounts presented above which were awarded for 2004 were paid in January 2005. The bonus amounts awarded for 2003 and 2002 were paid in January 2004 and January 2003, respectively.
(C)	No named Executive Officer received perquisites or other personal benefits aggregating more than the lesser of 10% of his total annual salary and bonus or $50,000 other than provided in the table and footnotes.
(D)	There were no restricted share grants to Executive Officers during the years ended December 31, 2004, 2003 and 2002. Restricted share grants to Executive Officers which occurred prior to 2002 were contributed to the Company’s deferred compensation plan, and, therefore, the respective Executive Officers do not have voting power with respect to such Common Shares until such Common Shares vest and are distributed from the deferred compensation accounts.
(E)	See “Management Incentive Plans” regarding certain other options issued by the Company.
(F)	“LTIP Payouts” refers to long-term incentive plan payouts. In the case of Mr. Darrow, such amount represents the release of certain vested shares from the 2000 Restricted Share Grants.
(G)	The amounts set forth include annual premiums of $19,468 made by the Company related to split dollar life insurance plans for the benefit of Mr. Lynford in 2002. The amounts set forth also include contributions to the Company’s defined contribution savings plan pursuant to §401 of the Internal Revenue Code of 1986, as amended. Contributions of $2,500 were made by the Company on behalf of Messrs. Lynford, Burns, Darrow, Strong and Cantaluppi for 2004, 2003 and 2002.
(H)	The 2004 amount includes $643,000 which was paid to Mr. Lynford in December 2004 pursuant to the second amended and restated employment agreement. The remaining other annual compensation amounts of $35,348, $35,348 and $36,199 in 2004, 2003 and 2002, respectively, relates to an additional payment to Mr. Lynford for him to make premium payments under a split dollar life insurance program as provided for in Mr. Lynford’s employment contract.
(I)	Mr. Darrow received a loan of $75,000 upon joining the Company in August 1997. Payments of his annual bonus amount for 2002 was reduced by $12,500 as a principal payment on the loan. Upon payment of the 2002 bonus in January 2003, the loan was repaid in full.

The following table sets forth certain information concerning the value of unexercised options as of December 31, 2004 held by the Executive Officers named in the Summary Compensation Table above.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (A)		Value of Unexercised in-the-Money Options/SARs at Fiscal Year End (B)
Name	Exercise	Realized (C)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey H. Lynford	--	$--	256,517	--	$--	$--
James J. Burns	--	$--	25,000	--	$--	$--
William H. Darrow II	--	$--	5,000	--	$--	$--
David M. Strong	4,693	$6,852	70,869	--	$--	$--
Mark P. Cantaluppi	--	$--	5,000	--	$--	$--

(A)	The right to receive reload options was given in connection with certain options. The reload options enable the Executive Officer to purchase a number of Common Shares equal to the number of Common Shares delivered by him to exercise the underlying option. The effective date of the grant of the reload options (“Effective Date”) will be the date the underlying option is exercised by delivering Common Shares to the Company. The reload options have the same expiration date as the underlying options and will have an exercise price equal to the fair market value of the Common Shares on the Effective Date.
(B)	The fair market value on December 31, 2004 of the Common Shares underlying the options was $14.42 per Common Share.
(C)	Value realized is based on the fair market price of the Common Stock on the respective dates of exercise, minus the applicable exercise price and does not necessarily indicate that the Executive Officer sold stock on that date, at that price, or at all.

Compensation Committee

For a description of the membership of the Compensation Committee, see Item 10. of this report.

Compensation Committee Interlocks and Insider Participation

Messrs. Crocker, Frucher and Germain were Compensation Committee members for all of 2004 and Ms. Cohen was appointed to the Compensation Committee on March 16, 2004. None of the Compensation Committee members is, or has been, an officer or employee of the Company. Mr. Lynford, the Company’s Chairman of the Board, and Mr. Lowenthal, the Company’s former President and Chief Executive Officer, were members of the EQR board of trustees from the date of the Merger through their retirements from the EQR board in May 2003. In addition, the former president and vice-chairman of EQR, Mr. Crocker, is a member of the Company’s Board of Directors. Mr. Neithercut, the Executive Vice President – Corporate Strategy of EQR served on the Company’s Board of Directors from January 1, 2004 through April 8, 2005.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee reviews and adopts compensation plans, programs and policies and monitors the performance and compensation of Executive Officers.

The key elements of the Company’s executive compensation package are base salary, minimum bonus, incentive bonus and long-term incentives. The policies with respect to each of these elements are discussed below.

Compensation Philosophy

The Compensation Committee seeks to enhance the profitability of the Company, and thus stockholder value, by aligning closely the financial interests of the Company’s Executive Officers with those of its stockholders. The Compensation Committee believes that the Company’s compensation program should:

o	Emphasize stock ownership and, thereby, tie long-term compensation to increases in stockholder value.
o	Enhance the Company’s ability to attract and retain qualified Executive Officers.
o	Stress teamwork and overall Company results.

Base Salary and Minimum Bonuses

Base salaries and minimum bonuses for Executive Officers are, in each case, subject to employment contracts and have been determined by evaluating the responsibilities of the position held and the experience and qualifications of the individual, with reference to the competitive marketplace for Executive Officers at certain other similarly situated companies. The Company believes that the base salaries and minimum bonuses for its Executive Officers are equal to or less than the average minimum compensation for Executive Officers at such other similar companies.

Annual Incentive Bonus

Pursuant to their respective employment agreements, in addition to base salaries and minimum bonuses, each of the Executive Officers is entitled to be considered for incentive compensation amounts to be determined by the Compensation Committee. For each of the last three years (2002 through 2004), Mr. Lynford did not receive any incentive bonus payments other than amounts contractually required.

The incentive bonuses awarded to other Executive Officers reflect the financial and strategic business accomplishments which the Company achieved for its assets and businesses in 2004, as well as each respective Executive Officer’s time and efforts during the year.

Long-Term Incentive

Long-term incentives are designed to align the interests of the Executive Officers with those of the stockholders. In awarding grants of restricted Common Shares to Executive Officers and granting them options to purchase Common Shares, consideration is given to the long-term incentives previously granted to them.

Options to purchase Common Shares will generally be granted with an exercise price equal to the fair market value of the Common Shares and vest and become exercisable over a period of years based upon continued employment. This is intended to create stockholder value over the long term, since the full benefit of the compensation package cannot be realized unless share price appreciation occurs over a number of years. In making grants of options to purchase Common Shares, the Compensation Committee will consider and give approximately equal weight to an individual’s scope of responsibilities, experience, past contributions to the Company and anticipated contributions to the Company’s long-term success.

Grants of restricted Common Shares also form a part of the Company’s long-term incentive package. Typically, some portion of such grants will vest annually over a period of several years if the Executive Officer remains employed by the Company. In making grants of restricted Common Shares, the Compensation Committee will consider and give approximately equal weight to an individual’s scope of responsibilities, experience, past contributions to the Company and anticipated contributions to the Company’s long-term success.

The Compensation Committee believes that options to purchase Common Shares and grants of restricted Common Shares promotes loyalty to the Company and encourages the recipients to coordinate their interests with those of the stockholders. The Compensation Committee may consider additional types of long-term incentives in the future.

Compensation of Chief Executive Officer and Chairman of the Board

Mr. Lynford’s compensation as set forth in his 2001 amended and restated employment agreement was fixed until December 31, 2004. In August 2004, Mr. Lynford’s compensation was established through December 31, 2007 by the second amended and restated employment agreement. Specific consideration has been given to his qualifications, responsibilities and experience in the real estate industry, and the compensation package awarded to the most senior executive officers of other comparable companies with similar market capitalization. The Compensation Committee believes that Mr. Lynford’s compensation was equal to or less than the average base salary for a comparable senior officer of such other similar companies.

It is the responsibility of the Compensation Committee to address the issues raised by the tax laws which make certain non-performance-based compensation to executives of public companies in excess of $1,000,000 non-deductible to the Company. In this regard, the Compensation Committee must determine whether any actions with respect to this limit should be taken by the Company. At this time, it is not generally anticipated that any Executive Officer will receive any such compensation in excess of this limit. Therefore, the Compensation Committee has not taken any action to comply with the limit.

Conclusion

Through the programs described above, a very significant portion of the Company’s executive compensation is linked to individual and Company performance and the creation of stockholder value. However, periodic business cycle fluctuations may result in an imbalance for a particular period.

The foregoing report has been furnished by the Compensation Committee.

December 27, 2004

Douglas Crocker II, Chairman Meyer S. Frucher	Mark S. Germain Bonnie R. Cohen

Employment Agreements

Mr. Lynford

In August 2004, the Company and Mr. Lynford entered into a second amended and restated employment agreement which provides, among other things, that Mr. Lynford receive, through December 31, 2004, a base salary of $318,000 per year and a minimum annual bonus of $325,000 and, after December 31, 2004 and until the expiration of the agreement, a base salary of $375,000 per year and a minimum annual bonus of $375,000. The agreement expires on December 30, 2007. In addition, Mr. Lynford will be entitled to receive a payment of $1,929,000 in the event that (i) his employment is terminated by reason of his death or disability, (ii) his employment is terminated by the Company other than for proper cause (as defined in the agreement), (iii) his employment is terminated by him for good reason (as defined in the agreement), (iv) the Company is liquidated or the assets of the Company are distributed to a liquidating trust, or (v) if not previously paid, such payment will be made on December 31, 2007. In addition, if there is a sale or series of sales of a strategic business unit of the Company having a value of the Company’s financial statements equal to or in excess of 80% of the value of all assets of such strategic business unit, Mr. Lynford will be entitled to receive $643,000 following any such sale. Any such payments shall be credited against the $1,929,000 amount as described above. In 2004, Mr. Lynford received $643,000 related to the sale of 100% of the Company’s investment in Second Holding pursuant to the terms of the second amended and restated employment agreement.

Other Executive Officers

The Company has also entered into employment agreements with Mr. Strong (which expires on December 30, 2006, with automatic one-year extensions unless either party gives notice of termination), Mr. Darrow (which expires on June 30, 2005), Mr. Burns (which expires on December 31, 2005) and Mr. Cantaluppi (which expires on June 30, 2005). Pursuant to these employment agreements, the aforementioned Executive Officers are entitled to a minimum salary, a minimum bonus and consideration by the Compensation Committee for incentive compensation.

In October 2004, the Company and Mr. Strong entered into a third amended and restated employment agreement which provides, among other things, that Mr. Strong receive, effective January 1, 2005, a base salary of $205,500 per year, increased at the rate of 3% for 2006, and a minimum annual bonus of 75% of his base salary. The agreement expires on December 30, 2006. If Mr. Strong’s employment is terminated following a “change in control” (as defined in his agreement), other than a termination by the Company for “cause” (as defined in his agreement), Mr. Strong will be entitled to receive a lump sum bonus payment equal to the greater of (i) his full base salary through the then expiration date of his employment and a bonus equal to his base salary the full calendar year in which such termination occurs through the expiration date, multiplied by the greater of 50% or the percentage of his base salary for the immediately preceding year that he received and/or was paid into the Company’s deferred compensation plan as a bonus on his behalf, or (ii) a lump sum severance payment equal to twice his average annual compensation during the three immediately preceding calendar years. Mr. Strong will also be entitled to receive a lump sum special bonus payment based upon the level of the Company’s return on its investment in the Palomino Park project, above certain defined thresholds, following the sale by the Company of at least 90% of its interest in the Palomino Park project. Mr. Strong’s right to receive the special bonus will vest on the earlier of December 31, 2005 and the sale by the Company of 90% of its interest in the Palomino Park project. Mr. Strong will also be entitled to receive an additional lump sum bonus payment based upon the number of units sold and Company’s profits, as defined, if any, in the Gold Peak portion of the Palomino Park project following the construction of the project and the sale of all condominium units.

If Mr. Cantaluppi’s employment is terminated following a “change in control” of the Company (as defined in his agreement) and provided he has not been offered “comparable employment” (as defined in his agreement) within 15 days after the event resulting in such change in control of the Company or, if after 180 days of such offer the “comparable employment” conditions are no longer reasonably met, Mr. Cantaluppi shall be entitled to receive a lump sum payment equal to the sum of (i) twice the amount of his annualized salary for the full calendar year in which the event occurs and (ii) a pro rata portion of a bonus equal to 50% of his annual salary for the calendar year in which the event occurs, in lieu of any salary, bonus or other compensation to which he would otherwise be entitled.

If Mr. Darrow’s employment is terminated following a “change in control” of the Company (as defined in his agreement) and provided he has not been offered “comparable employment” (as defined in his agreement) within 60 days after the event resulting in the change in control of the Company, Mr. Darrow shall be entitled to receive a lump sum payment equal to the sum of (i) twice the amount of his annual salary for the calendar year in which the event occurs and (ii) consideration of a discretionary bonus in lieu of any salary, bonus or other compensation to which he would otherwise be entitled.

If Mr. Burns’ employment is terminated following a “change in control” of the Company (as defined in his agreement) and provided he has not been offered “comparable employment” (as defined in his agreement) within 60 days after the event resulting in the change in control of the Company, Mr. Burns shall be entitled to receive a lump sum payment equal to the sum of (i) twice the amount of his annual salary for the calendar year in which the event occurs and (ii) a pro rata portion of a bonus equal to 50% of his annual salary for the calendar year in which the event occurs.

COMMON SHARE PRICE PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Common Shares for the period commencing December 31, 1999 through December 31, 2004 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the S&P 500 Index (“S&P 500”) and the Company’s peer group for the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in the Russell 2000, the S&P 500, in the Company’s peer group and in the Common Shares on December 31, 1999, and (ii) reinvestment of dividends, which in the case of the Company have not been declared or paid. The total return for the Common Shares since December 31, 1999 is approximately (15.2)% versus approximately 97.6% for the Company’s peer group, approximately 38.2% for the Russell 2000 and (11.0)% for the S&P 500. The Company’s peer group consists of LNR Property Group, Inc., Capital Trust, Inc., Prime Legacy Corporation and Stratus Properties, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Management Incentive Plans

The Company has a 1997 Management Incentive Plan and a 1998 Management Incentive Plan (collectively, the “Management Incentive Plans”) and a Rollover Stock Option Plan (the “Rollover Plan”; together with the Management Incentive Plans, the “Plans”) for the purpose of aligning the interests of the Company’s directors, Executive Officers and employees with those of the stockholders and to enable the Company to attract, compensate and retain directors, Executive Officers and employees and provide them with appropriate incentives and rewards for their performance. The existence of the Management Incentive Plans should enable the Company to compete more effectively for the services of such individuals. The Rollover Plan was established for the purpose of granting options and corresponding rights to purchase Common Shares in replacement of former Trust share options. Each Plan provides for administration by a committee of two or more non-employee directors established for such purpose.

Awards to directors, Executive Officers and other employees under the Plans may take the form of stock options, including corresponding stock appreciation rights and reload options. Under the Management Incentive Plans, the Company may also provide restricted stock awards and stock purchase awards.

The following table details information for each of the Company’s compensation plans at December 31, 2004:

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

Director Compensation

During 2004, the Company paid or issued to each of its non-employee directors (i) an annual fee of $16,000, payable quarterly in Common Shares, (ii) a fee of $3,800 payable in cash for each Board meeting at which such director is present in person or by telephone and (iii) options to purchase 2,500 Common Shares. Also during 2004, members of the Audit Committee received a fee of $1,000 payable in cash for each Audit Committee meeting at which such Audit Committee member is present in person or by telephone and annual compensation of $10,000 payable in cash to each Audit Committee member, except for Mr. Germain, who received annual compensation of $15,000 payable in cash for his role as chairman of the Audit Committee. Directors who are full time employees of the Company and Mr. Lowenthal were not paid any directors’ fees during 2004. In addition, the Company reimbursed the directors for travel expenses incurred in connection with their activities on behalf of the Company. All fees related to Mr. Neithercut’s role as a director were paid in cash to a subsidiary of EQR, including the $16,000 annual fee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Common Shares and Class A-1 Common Shares (collectively, the “Shares”) by each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Shares, by each director of the Company, by each Executive Officer of the Company and by all directors and Executive Officers of the Company as a group, as of April 1, 2005. Each person named in the table has sole voting and investment power with respect to all Shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Jeffrey H. Lynford (3)	458,898	6.44%
Edward Lowenthal (4)	138,364	1.94%
David M. Strong (5)	93,005	1.30%
Mark S. Germain (6)	63,868	*
6 Olmsted Road
Scarsdale, New York 10583
James J. Burns (7)	40,936	*
Douglas Crocker II (8)	37,413	*
c/o DC Partners LLC
One North Wacker Drive
Suite 4343
Chicago, Illinois 60606
Mark P. Cantaluppi (9)	13,478	*
Meyer S. Frucher (10)	12,500	*
324 West 101 Street, #2
New York, New York 10025
William H. Darrow II (11)	9,438	*
Bonnie R. Cohen (12)	7,552	*
c/o B.R. Cohen Consultancy
1824 Phelps Place, NW, Unit 1810
Washington, DC 20008
David J. Neithercut (13)	--	*
c/o Equity Residential
Two North Riverside Plaza
Chicago, Illinois 60606
All directors and Executive Officers as a group (11 persons) (14)	875,452	12.28%
Third Avenue Management LLC	1,578,150	22.13%
622 Third Avenue
New York, New York 10017
Kensington Investment Group, Inc.	584,900	8.20%
4 Orinda Way, Suite 220D
Orinda, California 94563
Morgan Stanley Investment Management Inc.	531,373	7.45%
1221 Avenue of the Americas
New York, New York 10036
Caroline Hunt Trust Estate	405,500	5.69%
500 Crescent Court, Suite 300
Dallas, Texas 75201
Cardinal Capital Management LLC	368,396	5.17%
One Fawcett Place
Greenwich, Connecticut 06830

*	Less than 1.0%
(1)	Unless otherwise indicated, the address of each person is c/o Wellsford Real Properties, Inc., 535 Madison Avenue, 26th Floor, New York, New York 10022.
(2)	Assumes the conversion or exercise of the following items at April 1, 2005: (i) 169,903 class A-1 Common Shares issued to ERP Operating Limited Partnership, an Illinois limited partnership, into 169,903 Common Shares and (ii) options to acquire 662,979 Common Shares (all of which are exercisable at April 1, 2005).
(3)	Includes 256,517 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005. Options to purchase 213,767 of these shares represent replacement options for Trust share options. Also includes 163,787 Common Shares contributed to the Company's deferred compensation plan with respect to which Mr. Lynford will not have voting power until the Common Shares are distributed from the deferred compensation account. Also includes 17,956 Common Shares held by the Lynford Family Charitable Trust; Mr. Lynford disclaims beneficial ownership of such shares. Also includes 3,554 Common Shares held by Mr. Lynford's Keogh account and 310 Common Shares held in his 401(K) account.
(4)	Includes 92,700 Common Shares contributed to the Company's deferred compensation plan with respect to which Mr. Lowenthal will not have voting power until the Common Shares vest and are distributed from the deferred compensation account. Also includes 145 Common Shares held by Mr. Lowenthal's wife; Mr. Lowenthal disclaims beneficial ownership of such shares. Also includes 1,000 Common Shares held by Mr. Lowenthal's Keogh account and 5,519 Common Shares held in his 401(K) account.

(Footnotes continued from previous page)
(5)	Includes 70,869 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005. Options to purchase 15,619 of these shares represent replacement options for Trust share options. Also includes 14,786 Common Shares contributed to the Company's deferred compensation plan with respect to which Mr. Strong will not have voting power until the Common Shares are distributed from the deferred compensation account.
(6)	Includes 60,632 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005. Options to purchase 19,257 of these shares represent replacement options for Trust share options.
(7)	Includes 25,000 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005. Also includes 12,749 Common Shares contributed to the Company's deferred compensation plan with respect to which Mr. Burns will not have voting power until the Common Shares are distributed from the deferred compensation account.
(8)	Includes 30,687 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005.
(9)	Includes 5,000 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005. Also includes 8,478 Common Shares contributed to the Company's deferred compensation plan with respect to which Mr. Cantaluppi will not have voting power until the Common Shares are distributed from the deferred compensation account.
(10)	Includes 12,500 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005.
(11)	Includes 5,000 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005. Also includes 3,188 Common Shares contributed to the Company's deferred compensation plan with respect to which Mr. Darrow will not have any voting power until the Common Shares are distributed from the deferred compensation account. Also includes 1,250 Common Shares held in Mr. Darrow's IRA account.
(12)	Includes 5,000 Common Shares issuable upon the exercise of options, all of which are exercisable at April 1, 2005.
(13)	Mr. Neithercut is the Executive Vice President - Corporate Strategy of EQR, the general partner of ERP Operating Limited Partnership, which owns 169,903 Class A-1 Common Shares. Mr. Neithercut disclaims beneficial ownership of such shares. Additionally, prior to the redemption on April 6, 2005, a subsidiary of EQR held 1,000,000 8.25% Convertible Trust Preferred Securities of WRP Convertible Trust I, which were convertible into 1,123,696 Common Shares (see Item 13. Certain Relationships and Related Transactions).
(14)	Includes the Common Shares referred to in footnotes (3) through (13) above.

Item 13.	Certain Relationships and Related Transactions.

In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which was a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% convertible junior subordinated debentures ("Debentures").

On April 6, 2005, the Company redeemed in cash the $25,775,000 of Debentures and WRP Trust I repaid in cash the outstanding $25,000,000 of Convertible Trust Preferred Securities and the outstanding $775,000 of Convertible Trust Common Securities.

The Convertible Trust Preferred Securities were convertible into 1,123,696 common shares at $22.248 per share and were redeemable in whole or in part by the Company on or after May 30, 2002. EQR could have required redemption on or after May 30, 2012 unless the Company exercises one of its two five-year extensions (subject to an interest adjustment to the then prevailing market rates if higher than 8.25% per annum). The redemption rights were subject to certain other terms and conditions contained in the related agreements.

Messrs. Lynford and Lowenthal were members of the EQR board of directors from the date of the Merger through their retirements from the EQR board in May 2003. In addition, the former president and vice chairman of EQR, Mr. Crocker, is a member of the Company's Board of Directors. Mr. Neithercut, an executive vice president of EQR, was elected to the Company's Board of Directors on January 1, 2004 to represent EQR's interests in the Company. A subsidiary of EQR was the holder of the Convertible Trust Preferred Securities and is the holder of 169,903 shares of class A-1 common stock of the Company. On April 8, 2005, Mr. Neithercut resigned from the Board. EQR held a 14.15% interest in the Company's residential project in Denver, Colorado at December 31, 2004 and 2003, respectively, and provides credit enhancement for the Palomino Park Bonds. The Company intends to repay the Palomino Park Bonds in full on or about May 1, 2005. With respect to EQR's 14.15% interest in Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its exercise of this option at a purchase price of approximately $2,000,000; such purchase has not been completed as of the filing of this report. Any transaction for EQR's remaining interest in Palomino Park would be subject to negotiation between the Company and EQR. Additionally, EQR is the beneficiary of certain rights of first offer on the Blue Ridge and Red Canyon phases at Palomino Park.

The following table details revenues and expenses for transactions with affiliates:

	For the Years Ended December 31,
	2004	2003	2002
Revenues:
WP Commercial fees (A):
Asset acquisition fee revenue	$--	$--	$22,000
Asset disposition fee revenue	46,000	430,000	7,000
Second Holding fees, net of fees paid to Reis of
$100,000, $120,000 and $120,000, respectively (B)	751,000	930,000	646,000

	$797,000	$1,360,000	$675,000

Costs and expenses:
Affiliates of the Whitehall Funds (A):
Management fees for VLP properties (C)	$--	$--	$20,000
EQR credit enhancement	81,000	81,000	81,000
Fees to our partners, or their affiliates, on
residential development projects	431,000	--	--

	$512,000	$81,000	$101,000

(A)	Wellsford/Whitehall is a joint venture by and among the Company, various entities affiliated with the Whitehall Funds, private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The managing member (“WP Commercial”) is a Goldman Sachs and Whitehall affiliate. See Footnote 13 for additional information.
(B)	The Company sold its investment in Second Holding in November 2004 and earned management fees through the date of the sale.
(C)	This arrangement was terminated during the second quarter of 2002.

The Company had an approximate 51.09% non-controlling interest in a joint venture special purpose finance company, Second Holding, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. An affiliate of a significant shareholder of the Company, the Caroline Hunt Trust Estate, (which owns 405,500 shares of common stock of the Company at December 31, 2004 and 2003 (“Hunt Trust”)) together with other Hunt Trust related entities, own an approximate 39% interest in Second Holding. In the fourth quarter of 2004, the Company sold its interest in Second Holding for $15,000,000 in cash.

The Company has direct and indirect equity investments in a real estate information and database company, Reis, a provider of real estate market information to institutional investors. At December 31, 2004 and 2003, the Company’s aggregate investment in Reis (which is accounted for under the cost method as its ownership interest is in non-voting preferred shares and the Company’s interests are represented by one member of Reis’ seven member board), was approximately $6,790,000 ($2,231,000 of which is held directly by the Company and $4,559,000 of which is our share held through Reis Capital Holding, LLC (“Reis Capital”), a company which was organized to hold this investment). The Hunt Trust who, together with other Hunt Trust related entities, own an approximate 39% interest in Reis Capital.

The Company’s Chairman, President and Chief Executive Officer (Mr. Lynford) is the brother of the president of Reis. The Company’s former President and Chief Executive Officer, who currently serves on the Company’s Board of Directors (Mr. Lowenthal), has served on the board of directors of Reis since the third quarter of 2000. During April 2000, the management of Reis offered certain persons the opportunity to make an individual investment in Reis, including, but not limited to, certain directors and officers of the Company who purchased an aggregate of $410,000 of series C preferred shares.

During the year ending December 31, 2002, the Company committed to invest an aggregate of $629,000 in Reis series D preferred shares of which $209,800 was invested in June 2002, and the balance of the commitment of $419,600 expired at December 31, 2003 without being called by Reis. Other preferred shareholders invested $456,800 directly at the time of the Company’s fiscal 2002 investment and committed to invest an additional $913,600 which also expired unused by Reis at December 31, 2003. The other preferred shareholders included the Hunt Trust and certain Company officers and directors.

At December 31, 2004, the Company’s investment in Reis, through direct ownership and its pro rata share of its investment in Reis Capital, amounted to approximately 21.6% of Reis’ equity on an as converted basis. The pro rata converted interests in Reis owned by the other partners of Reis Capital, either directly or indirectly through Reis Capital aggregate 18.5%. The investments of the Company’s officers and directors at December 31, 2004, together with shares of common stock previously held by Mr. Lynford represent approximately 2.5% of Reis’ equity, on an as converted basis. Additionally, a company controlled by the Chairman of EQR owns series C and series D preferred shares with an aggregate 4.5% converted interest. Mr. Neithercut, the executive vice president of EQR, served as a director of the Company from January 1, 2004 through April 18, 2004. Mr. Crocker, former vice chairman of EQR, continues to serve as a director of the Company. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

Reis provided information to Second Holding for due diligence procedures on certain real estate-related investment opportunities through October 31, 2004. Second Holding incurred fees of $200,000, $240,000 and $240,000 in connection with such services for each of the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s share of such fees was $100,000, $120,000 and $120,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Item 14.	Principal Independent Registered Public Accounting Firm Fees and Services.

During the fiscal years ended December 31, 2004 and 2003, Ernst & Young LLP provided various audit and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

a)	Audit Fees: Aggregate fees billed for professional services rendered for (i) the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, (ii) the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2004 and 2003 and (iii) the internal control audit associated with the Sarbanes-Oxley Act Section 404 requirement in 2004 were $982,500 and $369,220 for 2004 and 2003, respectively.

b)	Audit Related Fees: Fees billed for other audit related services to the Company for the years ended December 31, 2004 and 2003 were $0 and $3,500, respectively.

c)	Tax Fees: Aggregate fees billed for tax services, including tax return preparation, other tax compliance and tax consulting services were $137,130 and $121,500 for the years ended December 31, 2004 and 2003, respectively.

d)	All Other Fees: No other fees were billed by Ernst & Young LLP for the years ended December 31, 2004 and 2003.

Audit Committee

For a description of the membership of the Audit Committee, see Item 10. of this report.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. The policy provides for the general pre-approval of specific types of services, gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for each such service on an annual basis. The policy requires specific pre-approval of all other permitted services. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent registered public accounting firm.

Requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided and the estimated total cost and must be submitted to the Company’s CFO. The CFO then determines whether the services requested are of the type that are eligible for general pre-approval by the Audit Committee. The independent registered public accounting firm and management must report to the Audit Committee on a timely basis regarding the services provided by the independent registered public accounting firm in accordance with the procedures for general pre-approval.

During 2004, the Audit Committee engaged the independent registered public accounting firm, reviewed with the independent registered public accounting firm the plans for and results of the audit engagement including the audit of the Company’s internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, approved the professional (including non-audit) services provided by the independent registered public accounting firm, reviewed the independence of the independent registered public accounting firm, considered the range of audit and non-audit fees, discussed the adequacy of the Company’s internal accounting controls with management and the independent registered public accounting firm, periodically monitored throughout the year the Company’s and the independent registered public accounting firm's progress and status in meeting the Section 404 internal control reporting requirements, reviewed any related party transactions and reviewed and approved the issuance of the Company’s quarterly financial statements and disclosures in the Form 10-Qs and year-end financial statements and disclosures in the Form 10-K prior to each document being filed with the SEC. The Audit Committee held six meetings during 2004.

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

Dated: April 21, 2005