Form 10-Q
period 2005-03-31
WELLSFORD REAL PROPERTIES INC
filed 2005-05-06
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2005

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917
Wellsford Real Properties, Inc. (Exact Name of Registrant as Specified in Its Charter)
Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)
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
The number of the registrant’s shares of common stock outstanding was 6,467,639 as of May 3, 2005 (including 169,903 shares of class A-1 common stock).

TABLE OF CONTENTS

			Page Number
PART I.	FINANCIAL INFORMATION:
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of March 31, 2005 (unaudited)
		and December 31, 2004	3
		Consolidated Statements of Operations (unaudited) for the Three Months
		Ended March 31, 2005 and 2004	4
		Consolidated Statements of Cash Flows (unaudited) for the
		Three Months Ended March 31, 2005 and 2004	5
		Notes to Consolidated Financial Statements (unaudited)	6
	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	16
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
	Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION:
	Item 1.	Legal Proceedings	25
	Item 6.	Exhibits	25
	Signatures		27
	Exhibits		28

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Real estate assets, at cost:
Land	$18,735,969	$18,735,969
Buildings and improvements	113,591,221	113,575,359

	132,327,190	132,311,328
Less:
Accumulated depreciation	(22,095,719)	(21,030,744)

	110,231,471	111,280,584
Residential units available for sale	152,968	353,702
Construction in process	22,362,300	18,609,685

	132,746,739	130,243,971
Notes receivable	1,189,500	1,189,500
Investment in joint ventures	13,250,942	13,984,968

Total real estate and investments	147,187,181	145,418,439
Cash and cash equivalents	67,856,759	65,863,790
Restricted cash and investments	14,100,898	13,534,175
Investments in U.S. Government securities	20,049,867	27,551,254
Prepaid and other assets	2,274,983	2,269,652

Total assets	$251,469,688	$254,637,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$109,152,470	$108,852,625
Convertible junior subordinated debentures ("Debentures")	25,775,000	25,775,000
Accrued expenses and other liabilities	5,182,505	6,646,117
Deferred compensation liability	10,958,811	10,156,667

Total liabilities	151,068,786	151,430,409

Minority interests	4,392,595	4,423,632

Commitments and contingencies

Shareholders' equity:
Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized, no shares issued and
outstanding	--	--
Common stock, 98,825,000 shares authorized, $.02 par value per share
- 6,297,736 and 6,296,620 shares issued and outstanding	125,955	125,933
Class A-1 common stock, 175,000 shares authorized, $.02 par value per
share - 169,903 shares issued and outstanding	3,398	3,398
Paid in capital in excess of par value	162,814,736	162,848,758
Retained earnings (deficit)	(60,736,648)	(57,945,686)
Treasury stock, 298,875 and 302,062 shares	(6,199,134)	(6,249,134)

Total shareholders' equity	96,008,307	98,783,269

Total liabilities and shareholders' equity	$251,469,688	$254,637,310

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
REVENUES
Rental revenue	$3,392,722	$3,360,264
Revenue from sales of residential units	278,175	2,286,216
Interest revenue	447,708	249,651
Fee revenue	182,900	270,603

Total revenues	4,301,505	6,166,734

COSTS AND EXPENSES
Cost of sales of residential units	219,118	1,914,525
Property operating and maintenance	1,182,664	1,073,955
Real estate taxes	283,789	355,766
Depreciation and amortization	1,104,042	1,137,621
Property management	90,971	83,115
Interest:
Mortgage notes payable	1,334,543	1,661,320
Debentures	524,954	540,938
General and administrative	1,833,070	1,813,132

Total costs and expenses	6,573,151	8,580,372

(Loss) from joint ventures	(490,353)	(5,091,593)

(Loss) before minority interest, income taxes and
discontinued operations	(2,761,999)	(7,505,231)

Minority interest benefit	31,037	39,485

(Loss) before income taxes and discontinued operations	(2,730,962)	(7,465,746)

Income tax expense	60,000	40,000

(Loss) from continuing operations	(2,790,962)	(7,505,746)
(Loss) from discontinued operations, net of income tax
expense of $0	--	(13,147)

Net (loss)	$(2,790,962)	$(7,518,893)

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(0.43)	$(1.16)
(Loss) from discontinued operations	--	--

Net (loss)	$(0.43)	$(1.16)

Weighted average number of common shares outstanding:
Basic	6,467,639	6,457,531

Diluted	6,467,639	6,457,531

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,790,962)	$(7,518,893)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Impairment charges and transaction losses from investments in joint ventures	--	6,759,007
Depreciation and amortization	1,113,371	1,146,950
Net amortization of premiums/discounts on U.S. Government securities	1,387	5,569
Distributions in excess of (less than) joint venture income (loss)	509,810	(1,493,658)
Undistributed minority interest (benefit)	(31,037)	(39,485)
Stock issued for director compensation	16,000	16,000
Value of option grants for director compensation	--	32,814
Changes in assets and liabilities:
Restricted cash and investments	(566,723)	(381,640)
Residential units available for sale	200,734	1,662,546
Assets held for sale	--	(19,354)
Construction in process	(3,752,615)	--
Prepaid and other assets	(53,727)	207,414
Accrued expenses and other liabilities	(661,468)	(960,118)
Liabilities attributable to assets held for sale	--	(36,650)

Net cash (used in) operating activities	(6,015,230)	(619,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	(15,862)	(73,438)
Return of capital from investments in joint ventures	224,216	354,438
Purchase of U.S. Government securities	--	(2,409,375)
Redemption of U.S. Government securities	7,500,000	--
Repayments of notes receivable	--	1,032,000

Net cash provided by (used in) investing activities	7,708,354	(1,096,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes payable and construction loans	2,986,959	--
Repayments of mortgage notes payable	(2,687,114)	(363,737)
Proceeds from option exercises	--	35,640

Net cash provided by (used in) financing activities	299,845	(328,097)

Net increase (decrease) in cash and cash equivalents	1,992,969	(2,043,970)
Cash and cash equivalents, beginning of period	65,863,790	55,377,515

Cash and cash equivalents, end of period	$67,856,759	$53,333,545

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, including amounts capitalized of $319,928 and $6,851, respectively and interest for Debentures of $515,625
in both periods	$2,112,457	$2,180,616

Cash paid during the period for income taxes	$25,976	$167,714

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan	$50,000

Other comprehensive income; share of unrealized income on interest
rate protection contract purchased by joint venture investment, net of tax		$31,525

The effect of deconsolidating $25,000,000 of Convertible Trust
Preferred Securities and recording $25,775,000 of junior
subordinated debentures and related joint venture investment		$775,000

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Business
Wellsford Real Properties, Inc. (and subsidiaries, collectively, the “Company”) was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the “Trust”). On May 30, 1997, the Trust merged (the “Merger”) with Equity Residential (“EQR”). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common shareholders all of the outstanding shares of the Company owned by the Trust.

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

Since March 2004, the Company has retained the investment banking firm of Lazard Frères & Co. LLC, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. Such alternatives under consideration include: acquisitions of businesses or development assets, dispositions of assets, recapitalization, liquidation, returning excess cash to stockholders, privatization of the Company, sale or merger of the Company and other alternatives that would keep the Company independent.

During 2004 and into 2005, Wellsford/Whitehall Group, LLC (“Wellsford/Whitehall”) has continued to sell assets and in the fourth quarter of 2004 the Company sold its ownership interest in a joint venture which purchased debt instruments (“Second Holding”). During 2005, the Company retired approximately $38,000,000 of debt (see Footnotes 5 and 6). Simultaneously, the Company has been focusing its efforts on residential development opportunities. Developing for-sale housing could potentially allow the Company to utilize a portion of its unused net operating loss carryforwards against income generated from the sale of these homes. The Company continues to seek additional ways to utilize this tax asset. Additionally, the Company is contemplating uses for its cash which could include returning cash to common stockholders.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)
During 2003, the Financial Accounting Standards Board issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The Company has investments in six VIEs of which three were consolidated at both March 31, 2005 and December 31, 2004.

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005. The results of operations and cash flows for the three months ended March 31, 2005 and 2004 are not necessarily indicative of a full year results.

The statements of operations and cash flow for the three months ended March 31, 2004 reflect the treatment of one property in the Debt and Equity Activities SBU as a discontinued operation.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.	Segment Information
The Company’s operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
March 31, 2005
Investment properties:
Real estate held for investment, net	$--	$--	$110,231	$--	$--	$110,231
Residential units available for sale	--	--	153	--	--	153
Construction in process	--	545	8,031	13,786	--	22,362

Real estate, net	--	545	118,415	13,786	--	132,746
Notes receivable	--	1,032	--	158	--	1,190
Investment in joint ventures	3,719	8,757	--	--	775	13,251
Cash and cash equivalents	--	530	306	566	66,455	67,857
Restricted cash and investments	--	--	493	2,649	10,959	14,101
U.S. Government securities	--	--	--	--	20,050	20,050
Prepaid and other assets	--	34	1,156	25	1,060	2,275

Total assets	$3,719	$10,898	$120,370	$17,184	$99,299	$251,470

Mortgage notes payable	$--	$--	$105,358	$3,794	$--	$109,152
Debentures	--	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	--	2,388	139	13,615	16,142
Minority interests	--	59	3,318	1,016	--	4,393
Total shareholders' equity	3,719	10,839	9,306	12,235	59,909	96,008

Total liabilities and shareholders' equity	$3,719	$10,898	$120,370	$17,184	$99,299	$251,470

December 31, 2004
Investment properties:
Real estate held for investment, net	$--	$--	$111,280	$--	$--	$111,280
Residential units available for sale	--	--	354	--	--	354
Construction in process	--	533	6,094	11,983	--	18,610

Real estate, net	--	533	117,728	11,983	--	130,244
Notes receivable	--	1,032	--	158	--	1,190
Investment in joint ventures	4,229	8,981	--	--	775	13,985
Cash and cash equivalents	--	1,580	314	279	63,691	65,864
Restricted cash and investments	--	--	533	2,844	10,157	13,534
U.S. Government securities	--	--	--	--	27,551	27,551
Prepaid and other assets	--	--	1,221	47	1,001	2,269

Total assets	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

Mortgage notes payable	$--	$--	$108,027	$826	$--	$108,853
Debentures	--	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	5	2,620	122	14,056	16,803
Minority interests	--	59	3,331	1,034	--	4,424
Total shareholders' equity	4,229	12,062	5,818	13,329	63,344	98,782

Total liabilities and shareholders' equity	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities that has not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Three Months Ended March 31, 2005
Rental revenue	$--	$--	$3,393	$--	$--	$3,393
Revenue from sales of residential units	--	--	278	--	--	278
Interest revenue	--	24	--	4	420	448
Fee revenue	--	--	--	--	183	183

Total revenues	--	24	3,671	4	603	4,302

Cost of sales of residential units	--	--	219	--	--	219
Operating expenses	--	--	1,522	36	--	1,558
Depreciation and amortization	--	--	1,080	--	24	1,104
Interest expense	--	(9)	1,160	(169)	877	1,859
General and administrative	--	--	--	--	1,833	1,833

Total costs and expenses	--	(9)	3,981	(133)	2,734	6,573

(Loss) income from joint ventures	(510)	19	--	--	--	(491)
Minority interest benefit	--	--	14	17	--	31

(Loss) income before income taxes	$(510)	$52	$(296)	$154	$(2,131)	$(2,731)

For the Three Months Ended March 31, 2004
Rental revenue	$--	$--	$3,360	$--	$--	$3,360
Revenue from sales of residential units	--	--	2,286	--	--	2,286
Interest revenue	--	46	--	--	204	250
Fee revenue	--	225	--	--	46	271

Total revenues	--	271	5,646	--	250	6,167

Cost of sales of residential units	--	--	1,915	--	--	1,915
Operating expenses	--	15	1,497	--	--	1,512
Depreciation and amortization	--	43	1,079	--	16	1,138
Interest expense	--	(6)	1,433	--	775	2,202
General and administrative	--	4	--	--	1,809	1,813

Total costs and expenses	--	56	5,924	--	2,600	8,580

Income (loss) from joint ventures	1,136	(6,228)	--	--	--	(5,092)
Minority interest benefit	--	15	24	--	--	39

Income (loss) before income taxes and
discontinued operations	$1,136	$(5,998)	$(254)	$--	$(2,350)	$(7,466)

(Loss) from discontinued operations
before income tax expense	$--	$(13)	$--	$--	$--	$(13)

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)
Commercial Property Activities
The Company’s commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company had a 35.21% equity interest in Wellsford/Whitehall at March 31, 2005. The managing member of Wellsford/Whitehall is a Goldman Sachs and Whitehall affiliate.

At March 31, 2005, Wellsford/Whitehall owned and operated four properties (including three office properties and one land parcel) totaling approximately 488,000 square feet of improvements. One property aggregating 212,000 square feet was sold in April 2005 and a contract to sell a 147,000 square foot property was executed during April 2005 and is expected to close during the second quarter of 2005. The remaining two properties are expected to be sold during 2005.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $3,719,000 and $4,229,000 at March 31, 2005 and December 31, 2004, respectively. The Company’s share of the (loss) income from Wellsford/Whitehall was approximately $(510,000) and $1,136,000 for the three months ended March 31, 2005 and 2004, respectively.

The following table details the changes in the Company’s investment in Wellsford/Whitehall during the three months ended March 31, 2005:

Investment balance at January 1, 2005	$4,229,000
Contributions	--
Distributions	--
Share of (loss)	(510,000)

Investment balance at March 31, 2005	$3,719,000

The Company earned fees of approximately $183,000 and $46,000 for the three months ended March 31, 2005 and 2004, respectively, related to asset sales by Wellsford/Whitehall.

The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

(amounts in thousands)
Condensed Balance Sheet Data (A)	March 31, 2005	December 31, 2004
Real estate, net	$9,601	$9,685
Cash and cash equivalents	1,905	2,280
Assets held for sale	49,955	138,809
Total assets	65,975	162,368
Notes payable	36,906	113,887
Liabilities attributable to assets held for sale	--	15,880
Member's equity	27,318	28,766

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)
	For the Three Months Ended March 31,
Condensed Operating Data (A)	2005	2004
Rental revenue	$282	$302
Interest and other income	39	450

Total revenues	321	752

Operating expenses	179	154
Depreciation and amortization	87	180
Interest	87	84
General and administrative	48	29

Total expenses	401	447

(Loss) income from continuing operations	(80)	305
(Loss) income from discontinued operations	(1,368)	3,182

Net (loss) income	$(1,448)	$3,487

(A)	Amounts reflect the reclassification for assets held for sale at March 31, 2005 and for all property sales completed during 2005 and 2004.

In January 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties, which aggregate approximately 1,231,000 square feet, are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000, were used to retire existing debt. In addition, Wellsford/Whitehall also completed the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs in January 2005. The net proceeds from the sale of the retail stores of approximately $1,300,000, after the payment of related debt, was available to be used by Wellsford/Whitehall for working capital purposes. Wellsford/Whitehall sold one property during April 2005 for approximately $37,000,000. Approximately $23,000,000 of the net proceeds from the April 2005 sale was used to repay debt of Wellsford/Whitehall, with the remaining cash available for operations and future distribution to the partners.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company’s share is 35%, or $2,800,000). No amounts were advanced prior to the expiration of this commitment at March 31, 2005.

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

Debt and Equity Activities

At March 31, 2005, the Company had the following investments in the Debt and Equity Activities SBU: (i) a debt investment of $1,032,000; (ii) an equity investment of approximately $1,966,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (iii) approximately $6,791,000 invested in Reis, Inc., a real estate

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)
information and database company; and (iv) a $510,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors, an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in Clairborne Fordham, which is accounted for on the equity method, was $1,966,000 and $2,190,000 at March 31, 2005 and December 31, 2004, respectively.

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine construction financing for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago’s near northside (“Fordham Tower”). The loan was not repaid at its October 2003 maturity and an amended loan agreement was executed extending the loan to December 31, 2004.

During September 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project. During the three months ended March 31, 2005, two residential units were sold and approximately $244,000 was distributed to the Company by Clairborne Fordham. As of March 31, 2005, the Clairborne Fordham inventory consisted of 13 unsold residential units and a 188 space parking garage. The garage was sold during April 2005 and Clairborne Fordham received net proceeds of approximately $4,600,000, of which the Company's share was approximately $460,000. It is the intention of Clairborne Fordham to complete the orderly sale of the remaining residential units.

The following table details the Company’s share of income from Clairborne Fordham:

	For the Three Months Ended March 31,
	2005	2004
Additional interest income pursuant to the October
2003 amended loan agreement	$--	$93,000
Net income from sales of components and operations
subsequent to the September 2004 transaction	19,000	--

	$19,000	$93,000

Residential Activities

Palomino Park

The Company has an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operational as rental property. The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and through March 31, 2005, the Company sold 263 units). The 259 unit Gold Peak phase is being developed as for-sale condominiums on the remaining land. At March 31, 2005, a subsidiary of EQR owned the remaining 14.15% interest in Palomino Park.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)
With respect to EQR’s 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of approximately $2,000,000. Any transaction for the remaining interest would be subject to negotiation between the Company and EQR. Additionally, EQR is the beneficiary of certain rights of first offer on the Blue Ridge and Red Canyon phases at Palomino Park.

During March 2005, the Company’s Board of Directors authorized Company management to market and sell the three operating residential rental phases of Palomino Park. As of March 31, 2005, the Company was in the process of engaging a broker and preparing marketing materials.

The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended March 31,		Project
	2005	2004	Total
Number of units sold	1	10	263
Gross proceeds	$278,000	$2,286,000	$57,668,000

During 2004, the Company made the decision to commence the development of the fifth and final phase, known as Gold Peak. Gold Peak will be comprised of 259 condominium units to be built in sections on the remaining 29 acre land parcel at Palomino Park. On April 6, 2005, the Company obtained development and construction financing for Gold Peak. The aggregate amount of the development and construction loans is approximately $28,800,000, which will be drawn upon as costs are expended. The loans bear interest at LIBOR + 1.65% per annum and mature in May 2008 with respect to the construction loan and September 2006 with respect to the development loan, both of which have additional extension options, subject to the satisfaction of certain conditions being met by the borrower. Principal repayments will be made as units are sold. Unit sales are expected to commence in the fall of 2005.

East Lyme

The Company has a 95% ownership interest as managing member of a venture which owns land upon which it is constructing and will sell 101 single family homes in East Lyme, Connecticut (“East Lyme”). The completion of the initial homes and closings of initial sales are expected to occur in 2006.

The Company has a contingent purchase option from the seller of the East Lyme land on a contiguous parcel of land which could be used to develop an additional 60 single family homes. Such right was exercised during April 2005; however, the seller at this time cannot deliver the parcel in accordance with the terms and conditions of the agreement. Therefore, until such time as the seller can remedy specific issues under dispute, the Company is not obligated to complete the purchase of the property.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)
Beekman

During February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company has a $300,000 mortgage interest on a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units. The current intent is to construct and sell a minimum of 125 residential condominium units on the parcels as if and when site plan approval is obtained.

4.	Shareholders’ Equity
The Company did not declare or distribute any dividends during the three months ended March 31, 2005 and 2004, respectively. The following table details the components of comprehensive (loss):

	For the Three Months Ended March 31,
	2005	2004
Net (loss)	$(2,790,962)	$(7,518,893)
Share of unrealized income on interest rate
protection contract purchased by joint
venture investment, net of income tax expense	--	31,525

Comprehensive (loss)	$(2,790,962)	$(7,487,368)

5.	Mortgage Notes Payable
In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the “Palomino Park Bonds”). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral.

On May 2, 2005, the Company repaid the outstanding $10,405,000 balance of the Palomino Park Bonds. The credit enhancements supporting the Palomino Park Bonds, which were provided by Commerzbank AG and a subsidiary of EQR, were scheduled to expire in May 2005.

6.	Convertible Trust Preferred Securities/Debentures
In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust (“WRP Trust I”), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company’s 8.25% Debentures.

On April 6, 2005, the Company redeemed in cash the $25,775,000 of Debentures and WRP Trust I repaid in cash the outstanding $25,000,000 of Convertible Trust Preferred Securities and the outstanding $775,000 of Convertible Trust Common Securities. During the second quarter of 2005, the Company will expense $264,000 of unamortized issuance costs related to the redemption of this debt.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7.	Share Option Plans
Pursuant to SFAS No. 148, the pro forma net (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:

(amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2005 (A)	2004
Net (loss) - as reported	$(2,791)	$(7,519)
Add stock option expense included in net (loss)
as reported, net of tax	--	33
Deduct fair value expense for stock options, net of tax	--	(55)

Net (loss) - pro forma	$(2,791)	$(7,541)

Net (loss) per common share, basic and diluted:
As reported	$(0.43)	$(1.16)

Pro forma	$(0.43)	$(1.17)

(A)	As of December 31, 2004, all option grants were fully vested.

8.	Income Taxes
The income tax expense for the three months ended March 31, 2005 and 2004 results from the state and local taxes based upon capital. No Federal tax expense was incurred in either period.
9.	Earnings Per Common Share
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

	For the Three Months Ended March 31,
	2005	2004
Numerator:
(Loss) from continuing operations	$(2,790,962)	$(7,505,746)
(Loss) from discontinued operations, net of income tax expense of $0	--	(13,147)

Net (loss)	$(2,790,962)	$(7,518,893)

Denominator:
Denominator for net (loss) per common share, basic - weighted
average common shares	6,467,639	6,457,531
Effect of dilutive securities:
Stock options	--	--
Convertible Trust Preferred Securities	--	--

Denominator for net (loss) per common share, diluted - weighted
average common shares	6,467,639	6,457,531

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(0.43)	$(1.16)
(Loss) from discontinued operations	--	--

Net (loss)	$(0.43)	$(1.16)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
General

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 15, 2005.

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

Since March 2004, the Company has retained the investment banking firm of Lazard Frères & Co. LLC, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. Such alternatives under consideration include: acquisitions of businesses or development assets, dispositions of assets, recapitalization, liquidation, returning excess cash to stockholders, privatization of the Company, sale or merger of the Company and other alternatives that would keep the Company independent.

During 2004 and into 2005, Wellsford/Whitehall Group, LLC (“Wellsford/Whitehall”) has continued to sell assets and in the fourth quarter of 2004 the Company sold its ownership interest in a joint venture which purchased debt instruments (“Second Holding”). During 2005, the Company retired approximately $38,000,000 of debt. Simultaneously, the Company has been focusing its efforts on residential development opportunities. Developing for-sale housing could potentially allow the Company to utilize a portion of its unused net operating loss carryforwards against income generated from the sale of these homes. The Company continues to seek additional ways to utilize this tax asset. Additionally, the Company is contemplating uses for its cash which could include returning cash to common stockholders.

Commercial Property Activities

The Company’s commercial property investments consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company had a 35.21% equity interest in Wellsford/Whitehall at March 31, 2005. The managing member of Wellsford/Whitehall is a Goldman Sachs and Whitehall affiliate.

At March 31, 2005, Wellsford/Whitehall owned and operated four properties (including three office properties and one land parcel) totaling approximately 488,000 square feet of improvements. One property aggregating 212,000 square feet was sold in April 2005 and a contract to sell a 147,000 square foot property was executed during April 2005 and is expected to close during the second quarter of 2005. The remaining two properties are expected to be sold during 2005.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $3,719,000 and $4,229,000 at March 31, 2005 and December 31, 2004, respectively. The Company’s share of the (loss) income from Wellsford/Whitehall was approximately $(510,000) and $1,136,000 for the three months ended March 31, 2005 and 2004, respectively.

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At March 31, 2005, the Company had the following investments in the Debt and Equity Activities SBU: (i) a debt investment of $1,032,000; (ii) an equity investment of approximately $1,966,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (iii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company; and (iv) a $510,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Residential Activities

Palomino Park

At March 31, 2005, the Company had an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operational as rental property. The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and through March 31, 2005, the Company sold 263 units). The 259 unit Gold Peak phase is being developed as for-sale condominiums on the remaining land. At March 31, 2005, a subsidiary of EQR owned the remaining 14.15% interest in Palomino Park.

Other Developments

At March 31, 2005, the Company’s other development projects include: (i) a venture which owns land upon which it is constructing and will sell 101 single family homes in East Lyme, Connecticut (“East Lyme”); (ii) a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York (“Claverack”); and (iii) a 10 acre parcel in Beekman, New York and a mortgage interest on a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units.

Other Segment Information

The following table provides physical occupancy rates and gross leasable square footage/gross rentable units by SBU at each specified date:

	Commercial Property Activities		Residential Activities (A)
	Physical Occupancy %	Gross Leasable Square Feet	Physical Occupancy %	Gross Rentable Units
March 31, 2005	76%	488,000	95%	1,184
December 31, 2004	54%	1,773,000	90%	1,184
September 30, 2004	54%	1,773,000	91%	1,184
June 30, 2004	46%	2,664,000	96%	1,184
March 31, 2004	52%	2,664,000	95%	1,184
December 31, 2003	69%	2,538,000	88%	1,184

(A)	For the quarter ended March 31, 2005, the average concession was approximately three months of rent on a 12-month lease.

See Note 3 of the Company’s unaudited consolidated financial statements for quarterly financial information regarding the Company’s segments.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

The reduction in net (loss) per share, basic and diluted to a loss in 2005 of $(0.43) per share from a loss in 2004 of $(1.16) per share is attributable to a loss in the 2005 period of $(2,791,000), whereas in the 2004 period, the Company had a loss of $(7,519,000). The results for the first quarter of 2004 were impacted by the Company’s share of an impairment charge recorded at that time by its Second Holding joint venture (of which the Company’s 51% allocation was $6,759,000), related to the write-down of one of its investments to its deemed fair value as a result of an other than temporary decline in the underlying collateral, offset in part by the Company’s $1,650,000 share of a gain on the sale of an office building by Wellsford/Whitehall in the 2004 period. The following information describes significant variations in other line items in the statements of operations between the two periods.

Rental revenue increased $32,000 primarily due to increases in other rental revenue categories at the Blue Ridge, Red Canyon and Green River phases at Palomino Park in the Residential Activities SBU ($105,000), offset by the impact of rent concessions in excess of those in the 2004 period at all phases of Palomino Park ($40,000) and reduced rental revenue at the Silver Mesa phase as certain units were still being rented during the first quarter of 2004 ($33,000). Average physical occupancy for Blue Ridge, Red Canyon and Green River was 95% during both periods.

Revenues from sales of residential units and the associated cost of sales from such units were $278,000 and $219,000, respectively, from one sale during 2005 and were $2,286,000 and $1,915,000, respectively, from 10 sales during the corresponding 2004 period. As of March 31, 2005, only one Silver Mesa unit remains unsold and the Company’s Gold Peak development project is not expected to commence closing sales of units until the fourth quarter of 2005.

Interest revenue increased $198,000. This increase is primarily due to interest earned in the 2005 period in excess of the 2004 period on cash and securities of $234,000 from a higher average outstanding investable cash and securities balance during the 2005 period, offset by reduced interest of $22,000 on loans from lower average outstanding loan balances in the 2005 period as compared to the 2004 period.

Fee revenue decreased $88,000. The decrease is primarily attributable to fees earned from Second Holding in 2004 of $225,000, with no 2005 equivalent as this investment was sold in November 2004. This decrease was partially offset by an increase of $137,000 in asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales as such fees were $46,000 during 2004, as compared to fees of $183,000 earned in the 2005 period. Fee revenue will be impacted in the future by the few number of assets and the ability to sell assets owned by Wellsford/Whitehall.

Property operating and maintenance expense increased $109,000. This increase primarily relates to utility costs, tenant turnover costs and payroll and benefit costs in excess of those for the 2004 period.

The decrease in real estate taxes of $72,000 is attributable to capitalized taxes on the Gold Peak land in 2005 ($28,000), lower estimates for assessments and rates in the 2005 period as compared to the 2004 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($27,000) and sales of Silver Mesa units ($17,000).

Depreciation and amortization expense decreased $34,000. This decrease is primarily attributable to amortization related to the Clairborne Fordham venture recorded in the first quarter of 2004 ($40,000) with no current period amount as such venture costs were fully amortized in 2004.

Interest expense for mortgages decreased $327,000. The decrease is primarily attributable to net capitalized interest of $290,000 in 2005 as compared to $7,000 in 2004 as the 2005 period includes interest capitalization on projects with construction financing and on the Company’s invested capital as capitalization on these projects commenced in the later part of 2004. In addition, the 2005 period had lower average outstanding principal balances with respect to the other Palomino Park phases’ loans ($44,000).

General and administrative expenses increased $20,000 primarily due to increases in accruals for legal, accounting and Sarbanes-Oxley compliance based upon higher costs in these categories and increases in salaries based upon contractual obligations aggregating $270,000. Such increases were offset by the effect of an accrual of $250,000 in the 2004 period for the Company’s investment banker with no 2005 period equivalent.

The Company recognized a (loss) of $(491,000) in the three months ended March 31, 2005 from its joint venture investments as compared to a (loss) of $(5,092,000) in 2004. An analysis of the change follows:

	For the Three Months Ended March 31,
	2005	2004	Increase (Decrease)
Wellsford/Whitehall:
(Loss) from operations (A)	$(510,000)	$(514,000)	$4,000
Net gain from assets sold (B)	--	1,650,000	(1,650,000)

(Loss) income from Wellsford/Whitehall	(510,000)	1,136,000	(1,646,000)
Second Holding (C)	--	(6,321,000)	6,321,000
Clairborne Fordham	19,000	93,000	(74,000)

(Loss) from joint ventures	$(491,000)	$(5,092,000)	$4,601,000

(A)	Operations during the 2005 period were impacted by sales during the first quarter of 2005 and dispositions of properties during 2004.
(B)	One property was sold during the 2004 period for a net gain with 13 assets sold during the corresponding 2005 period. Impairment charges were recorded in the fourth quarter of 2004 on the 2005 asset sales.
(C)	The Company sold its interest in Second Holding in November of 2004. The 2004 period was impacted by a $13,230,000 impairment charge taken by Second Holding during the first quarter of 2004, as previously described, of which the Company’s share was $6,759,000.

Income tax expense increased $20,000 due to higher state and local taxes based upon income and higher minimum state and local taxes based upon capital in 2005.

(Loss) from discontinued operations after taxes reflects the reclassification of the revenue and expenses from property in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The net reclassified (loss) from discontinued operations was $(13,000) for the three months ended March 31, 2004, with no amount in the 2005 period as the remaining property was sold during April 2004.

Liquidity and Capital Resources

Consolidated for the Company

The Company expects to meet its short-term liquidity requirements, such as operating expenses, the April 6, 2005 redemption of the $25,000,000 of Convertible Trust Preferred Securities and accrued distributions, the May 2, 2005 $10,405,000 payment on the Palomino Park Bonds, debt service on mortgage notes payable, new investments (including the purchase of 50% of the minority interest in the Palomino Park subsidiary for approximately $2,000,000) and development costs, generally through its available cash, sales of condominium units, distributions from investments in joint ventures, maturing investments in U.S. Government securities, cash provided by rental and interest revenues and proceeds from construction financings.

The Company expects to meet its long-term liquidity requirements such as maturing mortgages, financing acquisitions, new investments and development costs, financing capital improvements, minority interest distributions, joint venture financing requirements and debt service on mortgage notes payable through the use of available cash, maturing investments in U.S. Government securities, receipt of payments related to notes receivable, sales of condominium units and single family homes, distributions from investments in joint ventures, proceeds from construction financing, refinancings and the issuance of debt and the sale of the

Palomino Park rental phases. The Company has an aggregate of $87,907,000 of cash and cash equivalents and U.S. Government securities at March 31, 2005 and considers such amounts to be adequate and expects it to continue to be adequate to meet operating requirements both in the short and long terms including those cash requirements noted above.

Wellsford/Whitehall

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements, with available cash and sales of properties. Wellsford/Whitehall’s cash balance was $1,905,000 and restricted cash was $3,811,000 at March 31, 2005.

In January 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties, which aggregate approximately 1,231,000 square feet, are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000, were used to retire existing debt. In addition, Wellsford/Whitehall also completed the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs in January 2005. The net proceeds from the sale of the retail stores of approximately $1,300,000, after the payment of related debt, was available to be used by Wellsford/Whitehall for working capital purposes. Wellsford/Whitehall sold one property during April 2005 for approximately $37,000,000. Approximately $23,000,000 of the net proceeds from the April 2005 sale was used to repay debt of Wellsford/Whitehall, with the remaining cash available for operations and future distribution to the partners. A contract to sell the 147,000 square foot property was executed during April 2005 and is expected to close during the second quarter of 2005. The remaining two properties are expected to be sold during 2005.

During March 2004, the Company and Whitehall agreed to provide up to $8,000,000 to Wellsford/Whitehall through March 31, 2005 (of which the Company’s share is 35%, or $2,800,000). No amounts were advanced prior to the expiration of this commitment at March 31, 2005.

Other Items Impacting the Company’s Liquidity and Resources

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

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors, an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in the Clairborne Fordham venture is accounted for on the equity method. The Company’s equity investment in Clairborne Fordham was $1,966,000 and $2,190,000 at March 31, 2005 and December 31, 2004, respectively.

During September 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project. During the three months ended March 31, 2005, two residential units were sold and approximately $244,000 was distributed to the Company by Clairborne Fordham. As of March 31, 2005, the Clairborne Fordham inventory consisted of 13 unsold residential units and a 188 space parking garage. The garage was sold during April 2005 and Clairborne Fordham received net proceeds of approximately $4,600,000, of which the Company’s share was approximately $460,000.

Palomino Park

With respect to EQR’s 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of approximately $2,000,000. Any transaction for the remaining interest would be subject to negotiation between the Company and EQR. Additionally, EQR is the beneficiary of certain rights of first offer on the Blue Ridge and Red Canyon phases at Palomino Park.

During March 2005, the Company’s Board of Directors authorized Company management to market and sell the three operating residential rental phases of Palomino Park. As of March 31, 2005, the Company was in the process of engaging a broker and preparing marketing materials.

Silver Mesa

During the three months ended March 31, 2005, the Company sold one Silver Mesa unit leaving only one remaining unit for sale of the 264 total units. All net proceeds received by the Company from sales of units are available for working capital purposes. As a result of the sale of the Silver Mesa units, the Company will not report any meaningful revenue and cost of sales of residential units and related cash flows during 2005 until the Company commences closings on the sale of condominiums and homes at the Gold Peak and East Lyme development projects in late 2005 and 2006, respectively.

Gold Peak

On April 6, 2005, the Company obtained development and construction financing for Gold Peak. The aggregate amount of the development and construction loans is approximately $28,800,000, which will be drawn upon as costs are expended. The loans bear interest at LIBOR + 1.65% per annum and mature in May 2008 with respect to the construction loan and September 2006 with respect to the development loan, both of which have additional extension options, subject to the satisfaction of certain conditions being met by the borrower. Principal repayments will be made as units are sold.

East Lyme

In December 2004, the Company obtained development and construction financing for East Lyme. The aggregate amount of the loans is approximately $21,177,000 which will be drawn upon as costs are expended, bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extension options, subject to the satisfaction of certain conditions being met by the borrower. The balance of the East Lyme Construction Loans was approximately $3,348,000 and $361,000 at March 31, 2005 and December 31, 2004, respectively. The increase in the balance represents draws for construction costs incurred during the period and for other construction costs incurred in 2004 prior to obtaining the East Lyme Construction Loans.

The Company has a contingent purchase option from the seller of the East Lyme land on a contiguous parcel of land which could be used to develop an additional 60 single family homes. Such right was exercised during April 2005, however; the seller at this time cannot deliver the parcel in accordance with the terms and conditions of the agreement. Therefore, until such time as the seller can remedy specific issues under dispute, the Company is not obligated to complete the purchase of the property.

Beekman

During February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company has a $300,000 mortgage interest on a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units. The current intent is to construct and sell a minimum of 125 residential condominium units on the parcels as if and when site plan approval is obtained.

Changes in Cash Flows

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Cash flows from operating activities decreased $5,396,000 from $619,000 used in the 2004 period to $6,015,000 used in the 2005 period. The significant components of this change related to (i) a decrease in the net (loss) of $4,728,000 primarily due to a $6,759,000 impairment charge from the Company’s investment it held in Second Holding (as previously described in Results of Operations), (ii) an increase in construction in process of $3,753,000 (primarily from continuing construction at the Company’s Gold Peak and East Lyme development projects and the Beekman land acquisition), (iii) a change in distributions from joint ventures of $2,003,000 and (iv) the effects of selling nine fewer condominium units at Silver Mesa in 2005 as compared to 2004 of $1,462,000.

Cash flows from investing activities changed $8,804,000 from $1,096,000 used in the 2004 period to $7,708,000 provided by the 2005 period. The significant components of this change related to the redemption of $7,500,000 of U.S. Government securities in 2005, whereas in 2004, the Company purchased $2,409,000 of such securities. Additionally, the Company received $1,032,000 of repayments on notes receivable in January 2004 with no equivalent in the 2005 period as the Company had received the annual principal payment on this note in December 2004.

Cash flows from financing activities changed $628,000 from $328,000 used in the 2004 period to $300,000 provided by the 2005 period primarily from borrowings on the East Lyme Construction Loan of $2,987,000 during the 2005 period offset by the $2,275,000 paydown on the Palomino Park Bonds in January 2005 and increased principal amortization on the Company’s other mortgages in the 2005 period in excess of the 2004 period of $48,000.

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the “Risk Factors” section of the Company’s registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission (“SEC”) on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand by tenants for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; future impairment charges as a result of possible continuing declines in the expected values and cash flows of owned properties and investments or changes in the intent with regards to such properties and investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses (including, but not limited to, energy, water and insurance) and development costs (including construction materials); the availability of insurance coverages; the inability to obtain construction financing for its development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including scheduled interest payments and the ultimate repayment of principal; risks of leverage; inability to find appropriate investment and development opportunities; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium, residential and commercial properties; the uncertainties regarding the Buy/Sell Agreement between the Company and Whitehall with respect to the Wellsford/Whitehall venture including, but not limited to, whether either partner will exercise their rights there under, the timing of such exercise and the inability by the ultimate purchaser to meet the financial terms of such transaction; inability to realize gains from the real estate assets held for sale by joint ventures; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality and increasing interest rates on the Company’s ability to sell condominium units and single family “for-sale” housing; environmental risks; uncertainties as to what decisions and transactions may result from the Company’s current assessment of its strategic business alternatives, which may include, but not be limited to, a recapitalization, acquisitions, dispositions of assets, a liquidation, the sale or merger of the Company and alternatives that would keep the Company independent; and other risks listed from time to time in the Company’s reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
One of the Company’s primary market risk exposures is to changes in interest rates. The Company and its joint venture investments each generally manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The investments described below are generally made for long-term investing and not for trading purposes. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable, investments in securities and debt and its impact on annual net income (loss):

(amounts in thousands, except per share amounts)	Balance at March 31, 2005	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Notes receivable:
Fixed rate	$1,190	$--

Investments in U.S. Government securities:
Fixed rate	$20,050	--

Mortgage notes payable:
Variable rate (A)	$13,753	(104)
Fixed rate	95,399	--

	$109,152	(104)

Debentures:
Fixed rate	$25,775	--

Proportionate share of assets and liabilities from investments in joint ventures:
Wellsford/Whitehall:
Debt:
Variable rate	$12,994	(130)

Effect from Wellsford/Whitehall		(130)

Net decrease in annual income, before minority interest benefit
and income tax benefit		(234)
Minority interest benefit		7
Income tax benefit		--

Net decrease in annual net income		$(227)

Per share, basic and diluted		$(0.04)

(A)	Excludes the effect of a 1% increase on variable rate construction financing as such interest is capitalized into the basis of the respective project and does not have a current impact on income (loss). The 1% increase on such debt at March 31, 2005 would increase the amount of interest capitalized by $33.

Item 4.	Controls and Procedures.
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

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date the Company carried out its last evaluation.

Part II.	Other Information:
Item 1.	Legal Proceedings.
The Company is not presently a party in any material litigation.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.	Defaults upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits.
Exhibits filed with this Form 10-Q:
Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

3.3	Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000 (incorporated by reference to an exhibit to Form 8-K filed on May 11, 2000).

Exhibit No.	Description (continued)
3.4	Bylaws of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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
Dated: May 3, 2005

Exhibit 31.1
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Jeffrey H. Lynford, Chief Executive Officer of Wellsford Real Properties, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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
Date: May 3, 2005
	By:	/s/ Jeffrey H. Lynford
Jeffrey H. Lynford Chief Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, James J. Burns, Chief Financial Officer of Wellsford Real Properties, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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
Date: May 3, 2005
	By:	/s/ James J. Burns
James J. Burns Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report of Wellsford Real Properties, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 6, 2005
A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.