Form 10-Q
period 2005-06-30
WELLSFORD REAL PROPERTIES INC
filed 2005-08-03
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2005

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917
Wellsford Real Properties, Inc. (Exact Name of Registrant as Specified in Its Charter)
Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)
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
The number of the registrant’s shares of common stock outstanding was 6,467,639 as of August 2, 2005 (including 169,903 shares of class A-1 common stock).

TABLE OF CONTENTS

			Page Number
PART I.	FINANCIAL INFORMATION:
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of June 30, 2005 (unaudited)
		and December 31, 2004	3
		Consolidated Statements of Operations (unaudited) for the Three and Six
		Months Ended June 30, 2005 and 2004	4
		Consolidated Statements of Cash Flows (unaudited) for the
		Six Months Ended June 30, 2005 and 2004	5
		Notes to Consolidated Financial Statements (unaudited)	6
	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
	Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION:
	Item 1.	Legal Proceedings	30
	Item 6.	Exhibits	30
	Signatures		32
	Exhibits		33

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Real estate assets, at cost:
Land	$18,735,969	$18,735,969
Buildings and improvements	113,597,539	113,575,359

	132,333,508	132,311,328
Less:
Accumulated depreciation	(23,161,794)	(21,030,744)

	109,171,714	111,280,584
Residential units available for sale	153,492	353,702
Construction in process	26,143,213	18,609,685

	135,468,419	130,243,971
Notes receivable	1,189,500	1,189,500
Investment in joint ventures	10,506,107	13,984,968

Total real estate and investments	147,164,026	145,418,439
Cash and cash equivalents	47,533,756	65,863,790
Restricted cash and investments	13,865,003	13,534,175
Investments in U.S. Government securities	12,551,533	27,551,254
Prepaid and other assets	2,159,369	2,269,652

Total assets	$223,273,687	$254,637,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$103,083,397	$108,852,625
Convertible junior subordinated debentures ("Debentures")	--	25,775,000
Accrued expenses and other liabilities	5,555,830	6,646,117
Deferred compensation liability	11,299,680	10,156,667

Total liabilities	119,938,907	151,430,409

Minority interests	4,357,351	4,423,632
Commitments and contingencies
Shareholders' equity:
Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized, no shares issued and
outstanding	--	--
Common stock, 98,825,000 shares authorized, $.02 par value per
share - 6,297,736 and 6,296,620 shares issued and outstanding	125,955	125,933
Class A-1 common stock, 175,000 shares authorized, $.02 par value
per share - 169,903 shares issued and outstanding	3,398	3,398
Paid in capital in excess of par value	162,764,736	162,848,758
Retained earnings (deficit)	(57,767,526)	(57,945,686)
Treasury stock, 295,687 and 302,062 shares	(6,149,134)	(6,249,134)

Total shareholders' equity	98,977,429	98,783,269

Total liabilities and shareholders' equity	$223,273,687	$254,637,310

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Rental revenue	$3,502,460	$3,416,915	$6,895,182	$6,777,179
Revenue from sales of residential units	--	4,657,978	278,175	6,944,194
Interest revenue	362,605	241,047	810,313	490,698
Fee revenue	172,250	224,133	355,150	494,736

Total revenues	4,037,315	8,540,073	8,338,820	14,706,807

COSTS AND EXPENSES
Cost of sales of residential units	--	3,855,848	219,118	5,770,373
Property operating and maintenance	1,368,757	1,203,752	2,551,421	2,277,707
Real estate taxes	283,414	371,879	567,203	727,645
Depreciation and amortization	1,105,142	1,138,098	2,209,184	2,275,719
Property management	93,153	82,937	184,124	166,052
Interest:
Mortgage notes payable	1,281,649	1,626,851	2,616,192	3,288,171
Debentures	298,689	508,969	823,643	1,049,907
General and administrative	3,076,009	1,785,694	4,909,079	3,598,826

Total costs and expenses	7,506,813	10,574,028	14,079,964	19,154,400

Income (loss) from joint ventures	6,403,376	(1,014,438)	5,913,023	(6,106,031)

Income (loss) before minority interest, income taxes and
discontinued operations	2,933,878	(3,048,393)	171,879	(10,553,624)
Minority interest benefit	35,244	4,362	66,281	43,847

Income (loss) before income taxes and discontinued
operations	2,969,122	(3,044,031)	238,160	(10,509,777)
Income tax expense	--	59,000	60,000	99,000

Income (loss) from continuing operations	2,969,122	(3,103,031)	178,160	(10,608,777)
Income from discontinued operations, net of income tax
expense of $17,000 in each 2004 period	--	789,461	--	776,314

Net income (loss)	$2,969,122	$(2,313,570)	$178,160	$(9,832,463)

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.46	$(0.48)	$0.03	$(1.64)
Income from discontinued operations	--	0.12	--	0.12

Net income (loss)	$0.46	$(0.36)	$0.03	$(1.52)

Weighted average number of common shares outstanding:
Basic	6,467,639	6,459,738	6,467,639	6,458,635

Diluted	6,468,509	6,459,738	6,468,074	6,458,635

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$178,160	$(9,832,463)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Impairment charges and transaction losses from investments in joint ventures	--	6,605,734
Gain on sale of assets and release of contingent liability	--	(808,856)
Depreciation and amortization	2,482,827	2,294,376
Net amortization of premiums/discounts on U.S. Government securities	(279)	11,494
Distributions (less than) joint venture income (loss)	--	(187,911)
Undistributed minority interest benefit	(66,281)	(43,847)
Stock issued for director compensation	16,000	32,000
Value of option grants for director compensation	--	65,628
Changes in assets and liabilities:
Restricted cash and investments	(330,828)	(442,968)
Residential units available for sale	200,210	5,064,181
Assets held for sale	--	449,057
Construction in process	(7,533,528)	(6,940,787)
Prepaid and other assets	(241,494)	341,003
Accrued expenses and other liabilities	52,726	(528,379)
Liabilities attributable to assets held for sale	--	(317,486)

Net cash (used in) operating activities	(5,242,487)	(4,239,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	(22,180)	(1,610)
Return of capital from investments in joint ventures	3,478,861	487,541
Purchase of U.S. Government securities	--	(2,558,104)
Redemption of U.S. Government securities	15,000,000	--
Proceeds from the sale of real estate assets	--	2,694,334
Repayments of notes receivable	--	1,032,000

Net cash provided by investing activities	18,456,681	1,654,161

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes payable and construction loans	7,735,654	--
Repayments of mortgage notes payable	(13,504,882)	(733,268)
Redemption of Debentures	(25,775,000)	--
Proceeds from option exercises	--	35,640

Net cash (used in) financing activities	(31,544,228)	(697,628)

Net (decrease) in cash and cash equivalents	(18,330,034)	(3,282,691)
Cash and cash equivalents, beginning of period	65,863,790	55,377,515

Cash and cash equivalents, end of period	$47,533,756	$52,094,824

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, including amounts capitalized of $682,406 and $28,463, respectively and interest on Debentures of
$979,688 and $1,301,250, respectively	$3,690,889	$4,309,286

Cash paid during the period for income taxes	$41,976	$240,333

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan	$100,000	$50,000

Other comprehensive income; share of unrealized income on interest rate protection contract purchased by joint venture investment, net
of tax		$50,429

The effect of deconsolidating $25,000,000 of Convertible Trust Preferred
Securities and recording $25,775,000 of Debentures and related
joint venture investment		$775,000

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Business
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

The Company previously reported in March 2004 that the Board of Directors (the “Board”) authorized and retained the financial advisory firm, Lazard Ltd, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. These included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent. In May 2005, after consideration of the alternatives available to the Company, the Company announced that its Board approved a Plan of Liquidation (the “Plan”) and a 1 for 100 Reverse Stock Split and a 100 for 1 Forward Stock Split of its common shares (together the “Stock Split”). The Plan and the Stock Split are each subject to the separate approval of the Company’s stockholders at the next annual meeting, to be announced. The annual meeting will be held subsequent to the mailing of a proxy statement, a preliminary draft of which was filed with the Securities and Exchange Commission on June 24, 2005.

Under the Plan, the Company intends to sell its assets, to pay or provide for its liabilities, and to distribute its remaining cash to its stockholders. The Board currently estimates that stockholders could receive $18.00 to $20.50 per share in total distributions over the liquidation period including an initial distribution of $12.00 to $14.00 per share within 30 days after the later of stockholder approval of the Plan and the closing of the sale of the Palomino Park rental apartments. It is anticipated that the balance of the liquidation would occur over a 12 to 36 month period.

The Stock Split is expected to reduce the number of record holders of the Company’s common stock to below 300, thereby making the Company eligible for (i) deregistration under the Securities Exchange Act of 1934, as amended, and (ii) the de-listing of its common stock from the American Stock Exchange. Accomplishing these objectives would relieve the Company of the costs associated with complying with the various reporting and governance requirements of the Securities and Exchange Commission and American Stock Exchange. These actions also would save the Company significant expenses and management’s time associated with Sarbanes-Oxley Act reporting requirements. Stockholders owning 99 or fewer pre-Stock Split common shares of the Company would receive $20.50 per pre-Stock Split share in cash per common share. The Board has reserved the right not to effectuate the Stock Split if the aggregate amount to be paid to cash-out fractional shares exceeds $1,000,000.

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

During 2003, the Financial Accounting Standards Board issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. At June 30, 2005, the Company has investments in five VIEs, of which three are consolidated. At December 31, 2004, the Company had investments in six VIEs, of which three were consolidated. The reduction in the number of VIEs from six to five is a result of the redemption of the Debentures and the dissolution of the entity which issued the $25,000,000 of Convertible Trust Preferred Securities and $775,000 of Convertible Trust Common Securities (see Footnote 6).

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005. The results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004 are not necessarily indicative of a full year results.

The statements of operations for the three and six months ended June 30, 2004 and the statement of cash flows for the six months ended June 30, 2004 reflect the treatment of one property in the Debt and Equity Activities SBU as a discontinued operation.

During March 2005, the Board authorized the sale of the three operating residential phases of Palomino Park. During the second quarter of 2005, the Company engaged a broker who is currently marketing

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)
these phases. The Company has determined that the sale of these assets aggregate to a level of significance that requires stockholder approval. Such approval will be obtained if the stockholders approve the Plan. Therefore, as the sale is conditioned on an event outside of management’s control, the operations of these assets are not displayed as discontinued on the statements of operations and the assets and liabilities are not classified as held for sale at June 30, 2005 on the balance sheets.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.	Segment Information
The Company’s operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
June 30, 2005
Investment properties:
Real estate held for investment, net	$--	$--	$109,172	$--	$--	$109,172
Residential units available for sale	--	--	153	--	--	153
Construction in process	--	591	9,464	16,088	--	26,143

Real estate, net	--	591	118,789	16,088	--	135,468
Notes receivable	--	1,032	--	158	--	1,190
Investment in joint ventures	2,721	7,785	--	--	--	10,506
Cash and cash equivalents	--	950	126	227	46,230	47,533
Restricted cash and investments	--	--	318	2,247	11,300	13,865
U.S. Government securities	--	--	--	--	12,552	12,552
Prepaid and other assets	--	56	1,103	24	977	2,160

Total assets	$2,721	$10,414	$120,336	$18,744	$71,059	$223,274

Mortgage notes payable	$--	$--	$98,059	$5,025	$--	$103,084
Accrued expenses and other liabilities	--	--	2,253	181	14,422	16,856
Minority interests	--	59	3,299	999	--	4,357
Total shareholders' equity	2,721	10,355	16,725	12,539	56,637	98,977

Total liabilities and shareholders'
equity	$2,721	$10,414	$120,336	$18,744	$71,059	$223,274

December 31, 2004
Investment properties:
Real estate held for investment, net	$--	$--	$111,280	$--	$--	$111,280
Residential units available for sale	--	--	354	--	--	354
Construction in process	--	533	6,094	11,983	--	18,610

Real estate, net	--	533	117,728	11,983	--	130,244
Notes receivable	--	1,032	--	158	--	1,190
Investment in joint ventures	4,229	8,981	--	--	775	13,985
Cash and cash equivalents	--	1,580	314	279	63,691	65,864
Restricted cash and investments	--	--	533	2,844	10,157	13,534
U.S. Government securities	--	--	--	--	27,551	27,551
Prepaid and other assets	--	--	1,221	47	1,001	2,269

Total assets	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

Mortgage notes payable	$--	$--	$108,027	$826	$--	$108,853
Debentures	--	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	5	2,620	122	14,056	16,803
Minority interests	--	59	3,331	1,034	--	4,424
Total shareholders' equity	4,229	12,062	5,818	13,329	63,344	98,782

Total liabilities and shareholders'
equity	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

* Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities that has not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Three Months Ended June 30, 2005
Rental revenue	$--	$--	$3,502	$--	$--	$3,502
Revenue from sales of residential units	--	--	--	--	--	--
Interest revenue	--	23	--	3	337	363
Fee revenue	--	--	--	--	172	172

Total revenues	--	23	3,502	3	509	4,037

Cost of sales of residential units	--	--	--	--	--	--
Operating expenses	--	--	1,715	30	--	1,745
Depreciation and amortization	--	--	1,081	--	24	1,105
Interest expense	--	(8)	1,127	(155)	617	1,581
General and administrative	--	--	--	--	3,076	3,076

Total costs and expenses	--	(8)	3,923	(125)	3,717	7,507

Income from joint ventures	6,044	360	--	--	--	6,404
Minority interest benefit	--	--	18	17	--	35

Income (loss) before income taxes	$6,044	$391	$(403)	$145	$(3,208)	$2,969

For the Three Months Ended June 30, 2004
Rental revenue	$--	$--	$3,417	$--	$--	$3,417
Revenue from sales of residential units	--	--	4,658	--	--	4,658
Interest revenue	--	47	--	--	194	241
Fee revenue	--	224	--	--	--	224

Total revenues	--	271	8,075	--	194	8,540

Cost of sales of residential units	--	--	3,855	--	--	3,855
Operating expenses	--	16	1,644	--	--	1,660
Depreciation and amortization	--	43	1,079	--	16	1,138
Interest expense	--	(7)	1,361	--	782	2,136
General and administrative	--	--	--	--	1,786	1,786

Total costs and expenses	--	52	7,939	--	2,584	10,575

(Loss) income from joint ventures	(1,603)	589	--	--	--	(1,014)
Minority interest benefit (expense)	--	15	(10)	--	--	5

(Loss) income before income taxes and
discontinued operations	$(1,603)	$823	$126	$--	$(2,390)	$(3,044)

Income from discontinued operations
before income tax expense	$--	$806	$--	$--	$--	$806

* Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Six Months Ended June 30, 2005
Rental revenue	$--	$--	$6,895	$--	$--	$6,895
Revenue from sales of residential units	--	--	278	--	--	278
Interest revenue	--	47	--	7	757	811
Fee revenue	--	--	--	--	355	355

Total revenues	--	47	7,173	7	1,112	8,339

Cost of sales of residential units	--	--	219	--	--	219
Operating expenses	--	--	3,237	66	--	3,303
Depreciation and amortization	--	--	2,161	--	48	2,209
Interest expense	--	(17)	2,287	(324)	1,494	3,440
General and administrative	--	--	--	--	4,909	4,909

Total costs and expenses	--	(17)	7,904	(258)	6,451	14,080

Income from joint ventures	5,534	379	--	--	--	5,913
Minority interest benefit	--	--	32	34	--	66

Income (loss) before income taxes	$5,534	$443	$(699)	$299	$(5,339)	$238

For the Six Months Ended June 30, 2004
Rental revenue	$--	$--	$6,777	$--	$--	$6,777
Revenue from sales of residential units	--	--	6,944	--	--	6,944
Interest revenue	--	93	--	--	398	491
Fee revenue	--	449	--	--	46	495

Total revenues	--	542	13,721	--	444	14,707

Cost of sales of residential units	--	--	5,770	--	--	5,770
Operating expenses	--	31	3,141	--	--	3,172
Depreciation and amortization	--	86	2,158	--	32	2,276
Interest expense	--	(13)	2,794	--	1,557	4,338
General and administrative	--	4	--	--	3,595	3,599

Total costs and expenses	--	108	13,863	--	5,184	19,155

(Loss) from joint ventures	(467)	(5,639)	--	--	--	(6,106)
Minority interest benefit	--	30	14	--	--	44

(Loss) before income taxes and
discontinued operations	$(467)	$(5,175)	$(128)	$--	$(4,740)	$(10,510)

Income from discontinued operations
before income tax expense	$--	$793	$--	$--	$--	$793

* Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)
Commercial Property Activities

The Company’s commercial property activities consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company had a 35.21% equity interest in Wellsford/Whitehall at June 30, 2005. The managing member of Wellsford/Whitehall is a Goldman Sachs and Whitehall affiliate.

At June 30, 2005, Wellsford/Whitehall owned and operated two properties (one 129,000 square foot office building and a parcel of land, both in New Jersey). Wellsford/Whitehall intends to sell these two properties.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $2,721,000 and $4,229,000 at June 30, 2005 and December 31, 2004, respectively. The Company’s share of income (loss) from Wellsford/Whitehall was approximately $6,044,000 and $(1,603,000) for the three months ended June 30, 2005 and 2004, respectively and $5,534,000 and $(467,000) for the six months ended June 30, 2005 and 2004, respectively.

The following table details the changes in the Company’s investment in Wellsford/Whitehall during the six months ended June 30, 2005:

Investment balance at January 1, 2005	$4,229,000
Distributions	(7,042,000)
Share of income	5,534,000

Investment balance at June 30, 2005	$2,721,000

The Company earned fees of approximately $172,000 for the three months ended June 30, 2005 and $355,000 and $46,000 for the six months ended June 30, 2005 and 2004, respectively, related to asset sales by Wellsford/Whitehall. No fees were earned during the three months ended June 30, 2004.

The following table presents condensed balance sheets and operating data for the Wellsford/Whitehall segment:

(amounts in thousands)
Condensed Balance Sheet Data (A)	June 30, 2005	December 31, 2004
Real estate, net	$9,525	$9,685
Cash and cash equivalents	15,590	2,280
Assets held for sale	--	138,809
Total assets	25,498	162,368
Notes payable	--	113,887
Liabilities attributable to assets held for sale	--	15,880
Member's equity	24,483	28,766

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Condensed Operating Data (A)	2005	2004	2005	2004
Rental revenue	$303	$278	$585	$580
Interest and other income	118	51	157	501

Total revenues	421	329	742	1,081

Operating expenses	227	178	406	332
Depreciation and amortization	89	162	176	342
Interest	93	299	181	383
General and administrative	33	259	81	288

Total expenses	442	898	844	1,345

(Loss) from continuing operations	(21)	(569)	(102)	(264)
Income (loss) from discontinued operations	17,186	(4,351)	15,819	(1,169)

Net income (loss)	$17,165	$(4,920)	$15,717	$(1,433)

(A)	Amounts reflect the reclassification for asset sales completed during 2005 and 2004.

In May 2005, Wellsford/Whitehall completed the sale of a 147,000 square foot building in Ridgefield Park, New Jersey, for $31,400,000. Approximately $10,500,000 of the net proceeds and $8,000,000 of restricted cash were used to pay existing debt, leaving Wellsford/Whitehall without any mortgage debt. Wellsford/Whitehall reported a gain of approximately $10,100,000 on this transaction, of which the Company’s share was approximately $3,500,000.

During April 2005, Wellsford/Whitehall completed the sale of a 212,000 square foot building in Needham, Massachusetts, for $37,000,000. Approximately $18,400,000 of the net proceeds were used to pay existing debt. Wellsford/Whitehall reported a gain of approximately $7,000,000 on this transaction, of which the Company’s share was approximately $2,500,000.

In January 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties, which aggregate approximately 1,231,000 square feet, are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000, were used to retire existing debt. Additionally, in January 2005, Wellsford/Whitehall completed the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs. The net proceeds from the sale of the retail stores of approximately $1,300,000, after payment of related debt, were available to be used by Wellsford/Whitehall for working capital purposes. During the fourth quarter of 2004, Wellsford/Whitehall recorded an impairment loss provision of approximately $21,069,000 relating to the January 2005 sales (of which the Company’s share was approximately $7,419,000).

Debt and Equity Activities

At June 30, 2005, the Company had the following investments in the Debt and Equity Activities SBU: (i) a debt investment of $1,032,000; (ii) an equity investment of approximately $994,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (iii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company; and (iv) a $591,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors, an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in Clairborne Fordham, which is accounted for on the equity method, was $994,000 and $2,190,000 at June 30, 2005 and December 31, 2004, respectively.

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

During September 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project. Clairborne Fordham sold seven and nine residential units during the three and six months ended June 30, 2005, respectively, and sold the 188 space parking garage during April 2005. Aggregate distributions to the Company from the sale of residential units and the parking garage were $1,331,000 and $1,575,000 during the three and six months ended June 30, 2005, respectively. As of June 30, 2005, the Clairborne Fordham inventory consisted of six unsold residential units. Clairborne Fordham intends to complete the orderly sale of the remaining residential units.

The following table details the Company’s share of income from Clairborne Fordham:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Additional interest income pursuant to
the October 2003 amended loan
agreement	$--	$119,000	$--	$212,000
Net income from sales of components and
operations subsequent to the
September 2004 transaction	360,000	--	379,000	--

	$360,000	$119,000	$379,000	$212,000

Residential Activities

Palomino Park

The Company has an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operational as rental property. During March 2005, the Board authorized the sale of these three phases and during the second quarter of 2005, the Company engaged a broker who is currently marketing these phases. The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and through June 30, 2005, the Company sold 263 units). The 259 unit Gold Peak phase is currently under construction as for-sale condominiums on the remaining Palomino Park land. At June 30, 2005, a subsidiary of EQR owned the remaining 14.15% interest in Palomino Park.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

With respect to EQR’s 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of approximately $2,000,000, although such transaction has not yet been consummated. Any transaction for the remaining half of EQR’s interest would be subject to negotiation between the Company and EQR.

The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project
	2005	2004	2005	2004	Total
Number of units sold	--	19	1	29	263
Gross proceeds	$--	$4,658,000	$278,000	$6,944,000	$57,668,000

During 2004, the Company made the decision to commence the development of the fifth and final phase, known as Gold Peak. Gold Peak is comprised of 259 condominium units which is anticipated to be built in three phases on the remaining 29 acre land parcel at Palomino Park. During April 2005, the Company obtained development and construction financing for Gold Peak. The aggregate amount of the development and construction loans is approximately $28,800,000, which will be drawn upon as costs are expended. The loans bear interest at LIBOR + 1.65% per annum and mature in May 2008 with respect to the construction loan and September 2006 with respect to the development loan, both of which have additional extension options, subject to the satisfaction of certain conditions being met by the borrower. Principal repayments will be made as units are sold. Unit sales are expected to commence in early 2006.

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

Claverack

During November 2004, the Company invested $2,250,000 for a 75% ownership interest in a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York (“Claverack”). The intent is for Claverack to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell single family homes. The Company is currently seeking financing for part of the project and expects that initial homes will be completed and sold during 2006.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

Beekman

During February 2005, the Company acquired a 10 acre parcel in Beekman, New York (“Beekman”) for a purchase price of $650,000. The Company has a $300,000 deposit under a contract to acquire a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units. This deposit is secured by a first mortgage lien on the property. The current intent, if the Plan is approved by the stockholders, is to sell both Beekman property interests to the Company’s chairman and its former president for a price to be the greater of either (i) the total costs incurred by the Company including the acquisition costs, deposits and other fees and expenses (which at June 30, 2005 aggregated approximately $1,066,000) or (ii) the fair market value as determined by an independent appraisal.

4.	Shareholders’ Equity
The Company did not declare or distribute any dividends during the three and six months ended June 30, 2005 and 2004, respectively.

The following table details the components of comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$2,969,122	$(2,313,570)	$178,160	$(9,832,463)
Share of unrealized income on interest
rate protection contract purchased by
joint venture investment, net of income
tax expense	--	18,904	--	50,429

Comprehensive income (loss)	$2,969,122	$(2,294,666)	$178,160	$(9,782,034)

5.	Mortgage Notes Payable
At June 30, 2005, mortgage notes payable consisted of mortgages aggregating $94,560,000 on the three rental phases of Palomino Park and construction loans aggregating $8,524,000 on the Gold Peak, East Lyme and Claverack development projects.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the “Palomino Park Bonds”). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. During May 2005, the Company retired the outstanding $10,405,000 balance of the Palomino Park Bonds. The credit enhancements supporting the Palomino Park Bonds, which were provided by Commerzbank AG and a subsidiary of EQR, were scheduled to expire in May 2005.

6.	Convertible Trust Preferred Securities/Debentures
In May 2000, the Company privately placed 1,000,000 8.25% Convertible Trust Preferred Securities with a subsidiary of EQR, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust (“WRP Trust I”), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Convertible Trust Preferred Securities/Debentures (continued)

amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company’s 8.25% Debentures.

On April 6, 2005, the Company redeemed in cash the $25,775,000 of Debentures and WRP Trust I repaid in cash the outstanding $25,000,000 of Convertible Trust Preferred Securities and the outstanding $775,000 of Convertible Trust Common Securities. During the second quarter of 2005, the Company expensed $264,000 of unamortized issuance costs related to this debt.

7.	Share Option Plans
Pursuant to SFAS No. 148, the pro forma net income (loss) available to common stockholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:

(amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005 (A)	2004	2005 (A)	2004
Net income (loss) - as reported	$2,969	$(2,314)	$178	$(9,832)
Add stock option expense included in net
income (loss) as reported, net of tax	--	33	--	66
Deduct fair value expense for stock options,
net of tax	--	(54)	--	(109)

Net income (loss) - pro forma	$2,969	$(2,335)	$178	$(9,875)

Net income (loss) per common share, basic
and diluted:
As reported	$0.46	$(0.36)	$0.03	$(1.52)

Pro forma	$0.46	$(0.36)	$0.03	$(1.53)

(A)	As of December 31, 2004, all option grants were fully vested.

8.	Income Taxes
The income tax expense for the three and six months ended June 30, 2005 and 2004 results primarily from the state and local taxes based upon capital. No net Federal tax expense was incurred in either period.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

9.	Earnings Per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares and shares held in the rabbi trust. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options, if any. The following table details the computation of earnings per common share, basic and diluted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$2,969,122	$(3,103,031)	$178,160	$(10,608,777)
Income from discontinued operations, net
of income tax expense of $17,000 in
each 2004 period	--	789,461	--	776,314

Net income (loss)	$2,969,122	$(2,313,570)	$178,160	$(9,832,463)

Denominator:
Denominator for net income (loss) per
common share, basic - weighted average
common shares	6,467,639	6,459,738	6,467,639	6,458,635
Effect of dilutive securities:
Stock options	870	--	435	--

Denominator for net income (loss) per
common share, diluted - weighted
average common shares	6,468,509	6,459,738	6,468,074	6,458,635

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.46	$(0.48)	$0.03	$(1.64)
Income from discontinued operations	--	0.12	--	0.12

Net income (loss)	$0.46	$(0.36)	$0.03	$(1.52)

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

Business, Reverse Stock Split and Plan of Liquidation

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

The Company previously reported in March 2004 that the Board of Directors (the “Board”) authorized and retained the financial advisory firm, Lazard Ltd, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. These included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent. In May 2005, after consideration of the alternatives available to the Company, the Company announced that its Board approved a Plan of Liquidation (the “Plan”) and a 1 for 100 Reverse Stock Split and a 100 for 1 Forward Stock Split of its common shares (together the “Stock Split”). The Plan and the Stock Split are each subject to the separate approval of the Company’s stockholders at the next annual meeting, to be announced. The annual meeting will be held subsequent to the mailing of a proxy statement, a preliminary draft of which was filed with the Securities and Exchange Commission on June 24, 2005.

Under the Plan, the Company intends to sell its assets, to pay or provide for its liabilities, and to distribute its remaining cash to its stockholders. The Board currently estimates that stockholders could receive $18.00 to $20.50 per share in total distributions over the liquidation period including an initial distribution of $12.00 to $14.00 per share within 30 days after the later of stockholder approval of the Plan and the closing of the sale of the Palomino Park rental apartments. It is anticipated that the balance of the liquidation would occur over a 12 to 36 month period.

The Stock Split is expected to reduce the number of record holders of the Company’s common stock to below 300, thereby making the Company eligible for (i) deregistration under the Securities Exchange Act of 1934, as amended, and (ii) the de-listing of its common stock from the American Stock Exchange. Accomplishing these objectives would relieve the Company of the costs associated with complying with the various reporting and governance requirements of the Securities and Exchange Commission and American Stock Exchange. These actions also would save the Company significant expenses and management’s time associated with Sarbanes-Oxley Act reporting requirements. Stockholders owning 99 or fewer pre-Stock Split common shares of the Company would receive $20.50 per pre-Stock Split share in cash per common share. The Board has reserved the right not to effectuate the Stock Split if the aggregate amount to be paid to cash-out fractional shares exceeds $1,000,000.

Commercial Property Activities

The Company’s commercial property activities consist solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company had a 35.21% equity interest in Wellsford/Whitehall at June 30, 2005. The managing member of Wellsford/Whitehall is a Goldman Sachs and Whitehall affiliate.

At June 30, 2005, Wellsford/Whitehall owned and operated two properties (one 129,000 square foot office building and a parcel of land, both in New Jersey). Wellsford/Whitehall intends to sell these two properties during 2005. In addition to the two properties, Wellsford/Whitehall had approximately $15,590,000 of cash at June 30, 2005.

The Company’s investment in Wellsford/Whitehall, which is accounted for on the equity method, was approximately $2,721,000 and $4,229,000 at June 30, 2005 and December 31, 2004, respectively. The Company’s share of the income (loss) from Wellsford/Whitehall was approximately $6,044,000 and $(1,603,000) for the three months ended June 30, 2005 and 2004, respectively and $5,534,000 and $(467,000) for the six months ended June 30, 2005 and 2004, respectively.

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At June 30, 2005, the Company had the following investments in the Debt and Equity Activities SBU: (i) a debt investment of $1,032,000; (ii) an equity investment of approximately $994,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (iii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company; and (iv) a $591,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Residential Activities

Palomino Park

The Company has an 85.85% interest as managing owner in Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operational as rental property. During March 2005, the Board authorized the sale of these three phases and during the second quarter of 2005, the Company engaged a broker who is currently marketing these phases. The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and through June 30, 2005, the Company sold 263 units). The 259 unit Gold Peak phase is currently under construction as for-sale condominiums on the remaining Palomino Park land. At June 30, 2005, a subsidiary of EQR owned the remaining 14.15% interest in Palomino Park.

Other Developments

At June 30, 2005, the Company’s other development projects include: (i) a venture which owns land upon which it is constructing and will sell 101 single family homes in East Lyme, Connecticut (“East Lyme”); (ii) a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York (“Claverack”); and (iii) interests in a 10 acre parcel in Beekman, New York which is owned by the Company and a deposit under a contract to acquire a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units (“Beekman”). This deposit is secured by a first mortgage lien on the property. If the Plan is approved by the stockholders, the Beekman property interests are expected to be sold to the Company’s chairman and its former president for a price to be the greater of either (i) the total costs incurred by the Company including the acquisition costs, deposits and other fees and expenses (which at June 30, 2005 aggregated approximately $1,066,000) or (ii) the fair market value as determined by an independent appraisal.

Other Segment Information The following table provides physical occupancy rates and gross leasable square footage/gross rentable units by SBU at each specified date:

	Commercial Property Activities		Residential Activities (A)
	Physical Occupancy %	Gross Leasable Square Feet	Physical Occupancy %	Gross Rentable Units
June 30, 2005	39%	129,000	94%	1,184
March 31, 2005	76%	488,000	95%	1,184
December 31, 2004	54%	1,773,000	90%	1,184
September 30, 2004	54%	1,773,000	91%	1,184
June 30, 2004	46%	2,664,000	96%	1,184
March 31, 2004	52%	2,664,000	95%	1,184
December 31, 2003	69%	2,538,000	88%	1,184

(A)	For the quarter ended June 30, 2005, the average concession was approximately three months of rent on a 12-month lease.

See Note 3 of the Company’s unaudited consolidated financial statements for quarterly and year to date financial information regarding the Company’s segments.

Results of Operations

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

The change in net income (loss) per share, basic and diluted to income in 2005 of $0.46 per share from a (loss) in 2004 of $(0.36) per share is attributable to income in the 2005 period of $2,969,000, whereas in the 2004 period, the Company had a (loss) of $(2,314,000). The results for the second quarter of 2005 were positively impacted by the Company’s share of income from the sale of two properties by Wellsford/Whitehall.

Rental revenue increased $86,000 primarily due to increases in other rental revenue categories at Palomino Park in the Residential Activities SBU ($131,000), offset by the net negative impact from changes to gross potential rents, vacancies and rent concessions at the Blue Ridge, Red Canyon and Green River phases of Palomino Park ($40,000) and reduced rental revenue at the Silver Mesa phase as certain units were still being rented during the second quarter of 2004 ($5,000). Average physical occupancy for Blue Ridge, Red Canyon and Green River was 94% during the 2005 period and 96% during the 2004 period.

Revenues from sales of residential units and the associated cost of sales from such units were $4,658,000 and $3,856,000, respectively, from 19 sales during the 2004 period. No sales occurred during the second quarter of 2005. As of June 30, 2005, only one Silver Mesa unit remains unsold and the Company’s Gold Peak development project is not expected to commence closing sales of units until early 2006.

Interest revenue increased $122,000. This increase is primarily due to interest earned in the 2005 period in excess of the 2004 period on cash and securities of $143,000 from higher interest rates during the 2005 period, offset by reduced interest of $21,000 on notes receivable from lower average outstanding loan balances in the 2005 period as compared to the 2004 period.

Fee revenue decreased $52,000. The decrease is primarily attributable to fees earned from Second Holding in 2004 of $224,000, with no 2005 equivalent as this investment was sold in November 2004. This decrease was partially offset by an increase in asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales as such fees were $172,000 during 2005, with no fees earned during the 2004 period. Fee revenue will be impacted in the future by the few number of assets and the ability to sell assets owned by Wellsford/Whitehall.

Property operating and maintenance expense increased $165,000. This increase primarily relates to utility costs, tenant turnover costs and payroll and benefit costs in excess of those for the 2004 period.

The decrease in real estate taxes of $88,000 is attributable to lower estimates for assessments and rates in the 2005 period as compared to the 2004 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($41,000), capitalized taxes on the Gold Peak land in 2005 ($28,000) and sales of Silver Mesa units ($19,000).

Depreciation and amortization expense decreased $33,000. This decrease is primarily attributable to amortization related to the Clairborne Fordham venture recorded in the second quarter of 2004 ($40,000) with no current period amount as such venture costs were fully amortized in 2004.

Interest expense for mortgages decreased $345,000. The decrease is primarily attributable to net capitalized interest of $268,000 in 2005 as compared to $22,000 in 2004 as the 2005 period includes interest capitalization on projects with construction financing and on the Company’s invested capital. In addition, the 2005 period had lower average outstanding principal balances with respect to the Palomino Park phases’ amortizing loans ($23,000) and the $10,405,000 balance of the Palomino Park Bonds was paid on May 2, 2005 after a $2,275,000 partial payment in January 2005 ($76,000).

Interest expense for Debentures decreased $210,000 as a result of the redemption in April 2005 ($465,000), offset in part by a write-off of the related balance of deferred debt costs in excess of normal amortization ($255,000).

General and administrative expenses increased $1,290,000 primarily due to (i) increases in accruals for legal, accounting and Sarbanes-Oxley compliance based upon higher costs in these categories aggregating $713,000 and (ii) increases in salaries and incentive payments based upon contractual obligations aggregating $655,000 (including $643,000 paid to the Chairman of the Company in May 2005 as a result of meeting certain goals as defined in his employment contract). Such increases were offset by reductions in certain other expense categories including $33,000 related to the expensing of stock options for directors in the 2004 period with no such expense in the 2005 period.

The Company recognized income of $6,404,000 in the three months ended June 30, 2005 from its joint venture investments as compared to a (loss) of $(1,014,000) in 2004. An analysis of the change follows:

	For the Three Months Ended June 30,
	2005	2004	Increase (Decrease)
Wellsford/Whitehall (A)	$6,044,000	$(1,603,000)	$7,647,000
Second Holding (B)	--	470,000	(470,000)
Clairborne Fordham	360,000	119,000	241,000

Income (loss) from joint ventures	$6,404,000	$(1,014,000)	$7,418,000

(A)	Two properties were sold during the 2005 period for a net gain of which the Company’s share was approximately $6,000,000, with no sales during the corresponding 2004 period. Impairment charges were recorded in the fourth quarter of 2004 related to certain assets sold in 2005. Operations during the 2005 period were impacted by these sales.
(B)	The Company sold its interest in Second Holding in November of 2004.

Income tax expense decreased $59,000. The Company recorded no income tax expense for Federal and state and local taxes during the 2005 period based upon the results of a current assessment of year to date taxes due. The 2004 amount reflects state and local taxes based upon capital.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from property in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The income from discontinued operations of $789,000 for the three months ended June 30, 2004 is primarily attributable to the sale of the remaining property during April 2004, at which time, the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the three months ended June 30, 2004, the sum of which aggregated $809,000. This amount was partially offset by the effect of state income taxes.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

The change in net income (loss) per share, basic and diluted to income in 2005 of $0.03 per share from a (loss) in 2004 of $(1.52) per share is attributable to income in the 2005 period of $178,000 whereas in the 2004 period, the Company had a (loss) of $(9,832,000). The results for the six months ended June 30, 2005 were positively impacted by the Company’s share of income from the sale of two properties by Wellsford/Whitehall during the second quarter of 2005.

Rental revenue increased $118,000 primarily due to increases in other rental revenue categories at Palomino Park in the Residential Activities SBU ($236,000), offset by the net negative impact from changes to gross potential rents, vacancies and rent concessions at the Blue Ridge, Red Canyon and Green River phases of Palomino Park ($80,000) and reduced rental revenue at the Silver Mesa phase as certain units were still being rented during the comparable 2004 period ($38,000). Average physical occupancy for Blue Ridge, Red Canyon and Green River was 94% during the 2005 period and 95% during the 2004 period.

Revenues from sales of residential units and the associated cost of sales from such units were $6,944,000 and $5,770,000, respectively, from 29 sales during the 2004 period. One sale occurred during the 2005 period for revenues of $278,000 and associated cost of sales of $219,000. As of June 30, 2005, only one Silver Mesa unit remains unsold and the Company’s Gold Peak development project is not expected to commence closing sales of units until early 2006.

Interest revenue increased $320,000. This increase is primarily due to interest earned in the 2005 period in excess of the 2004 period on cash and securities of $363,000 from higher interest rates during the 2005 period, offset by reduced interest of $43,000 on notes receivable from lower average outstanding loan balances in the 2005 period as compared to the 2004 period.

Fee revenue decreased $140,000. The decrease is primarily attributable to fees earned from Second Holding in 2004 of $449,000, with no 2005 equivalent as this investment was sold in November 2004. This decrease was partially offset by an increase of $309,000 in asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales as such fees were $46,000 during 2004, as compared to fees of $355,000 earned in the 2005 period. Fee revenue will be impacted in the future by the few number of assets and the ability to sell assets owned by Wellsford/Whitehall.

Property operating and maintenance expense increased $274,000. This increase primarily relates to higher utility costs, tenant turnover costs and payroll and benefit costs in excess of those for the 2004 period.

The decrease in real estate taxes of $160,000 is attributable to lower estimates for assessments and rates in the 2005 period as compared to the 2004 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($67,000), capitalized taxes on the Gold Peak land in 2005 ($57,000) and sales of Silver Mesa units ($36,000).

Depreciation and amortization expense decreased $67,000. This decrease is primarily attributable to amortization related to the Clairborne Fordham venture recorded during the 2004 period ($80,000) with no current period amount as such venture costs were fully amortized in 2004.

Interest expense for mortgages decreased $672,000. The decrease is primarily attributable to net capitalized interest of $557,000 in 2005 as compared to $28,000 in 2004 as the 2005 period includes interest capitalization on projects with construction financing and on the Company’s invested capital as capitalization on these projects commenced in the later part of 2004. In addition, the 2005 period had lower average outstanding principal balances with respect to the Palomino Park phases’ amortizing loans ($52,000) and the payoff of $12,680,000 of Palomino Park Bonds during 2005 ($91,000).

Interest expense for Debentures decreased $226,000 as a result of the redemption in April 2005 ($481,000), offset in part by a write-off of the related balance of deferred debt costs in excess of normal amortization ($255,000).

General and administrative expenses increased $1,310,000 primarily due to (i) increases in salaries and incentive payments based upon contractual obligations aggregating $753,000 (including $643,000 paid to the Chairman of the Company in May 2005 as a result of meeting certain goals as defined in his employment contract) and (ii) increases in accruals for legal, accounting and Sarbanes-Oxley compliance based upon higher costs in these categories aggregating $674,000. Such increases were offset by reductions in certain other expense categories including $66,000 related to the expensing of stock options for directors in the 2004 period with no such expense during the 2005 period.

The Company recognized income of $5,913,000 in the six months ended June 30, 2005 from its joint venture investments as compared to a (loss) of $(6,106,000) in 2004. An analysis of the change follows:

	For the Six Months Ended June 30,
	2005	2004	Increase (Decrease)
Wellsford/Whitehall (A)	$5,534,000	$(467,000)	$6,001,000
Second Holding (B)	--	(5,851,000)	5,851,000
Clairborne Fordham	379,000	212,000	167,000

Income (loss) from joint ventures	$5,913,000	$(6,106,000)	$12,019,000

(A)	15 properties were sold during the 2005 period for a net gain of which the Company’s share was approximately $6,000,000, with one sale during the corresponding 2004 period. Impairment charges were recorded in the fourth quarter of 2004 related to certain assets sold in 2005. Operations during the 2005 period were impacted by these sales.
(B)	The Company sold its interest in Second Holding in November of 2004. The 2004 period was impacted by a $12,930,000 net impairment charge taken by Second Holding, of which the Company’s share was $6,606,000.

Income tax expense decreased $39,000 primarily due to lower state and local taxes based upon capital in 2005 as compared to 2004. The Company recorded no income tax expense for Federal taxes during the 2005 period based upon the results of a current assessment of year to date taxes due.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from property in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The income from discontinued operations of $776,000 for the six months ended June 30, 2004 is primarily attributable to the sale of the remaining property during April 2004, at which time, the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the three months ended June 30, 2004, the sum of which aggregated $809,000. This amount was partially offset by the effect of state income taxes.

Liquidity and Capital Resources

Consolidated for the Compny

If the Plan is approved by the Company’s stockholders, cash requirements for the initial distribution of $12.00 to $14.00 per share (approximately $78,000,000 to $91,000,000) will be primarily provided by the net proceeds from the sale of the three rental phases of Palomino Park, available cash and maturing investments in U.S. Government securities. The Company intends to retain sufficient cash in the business for working capital needs, maintain a contingency reserve and to meet any liquidity requirements under the two existing construction loan agreements. The Company currently estimates that an aggregate of approximately $116,000,000 to

$133,000,000 may be available for distribution to stockholders under the Plan over a 12 to 36 month period, which would result in a total distribution of between $18.00 and $20.50 per common share.

The Company expects to meet its shorter-term liquidity requirements, such as operating expenses, debt service on mortgage notes payable, investments to protect or enhance existing development assets and construction/development costs, generally through its available cash, sales of condominium units, distributions from investments in joint ventures, maturing investments in U.S. Government securities, cash provided by rental and interest revenues and proceeds from construction financings.

The Company expects to meet its longer-term liquidity requirements such as operating expenses, maturing mortgages, financing acquisitions, investments to protect or enhance existing development assets, construction/development costs, financing capital improvements, minority interest distributions and debt service on mortgage and construction notes payable through the use of available cash, receipt of payments related to notes receivable, sales of condominium units and single family homes, distributions from investments in joint ventures, proceeds from construction financing, refinancings and the issuance of debt.

The Company has an aggregate of approximately $60,085,000 of cash and cash equivalents and U.S. Government securities at June 30, 2005.

Wellsford/Whitehall

Wellsford/Whitehall expects to meet its short and long-term liquidity requirements with available cash and sales of the remaining properties. In May 2005, Wellsford/Whitehall distributed $20,000,000 to the members of the venture including $7,042,000 to the Company. Wellsford/Whitehall’s cash balance was approximately $15,590,000 at June 30, 2005.

Other Items Impacting the Company’s Liquidity and Resources

Clairborne Fordham

Clairborne Fordham sold seven and nine residential units during the three and six months ended June 30, 2005, respectively, and sold the 188 space parking garage during April 2005. Aggregate distributions to the Company from the sale of residential units and the parking garage were $1,331,000 and $1,575,000 during the three and six months ended June 30, 2005, respectively. As of June 30, 2005, the Clairborne Fordham inventory consisted of six unsold residential units. Clairborne Fordham intends to complete the orderly sale of the remaining residential units.

Palomino Park

With respect to EQR’s 14.15% interest in the corporation that owns Palomino Park, there exists a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of approximately $2,000,000, although such transaction has not yet been consummated. Any transaction for the remaining half of EQR’s interest would be subject to negotiation between the Company and EQR.

During March 2005, the Board authorized the sale of the three operating residential phases of Palomino Park. During the second quarter of 2005, the Company engaged a broker who is currently marketing these phases.

Sale of Condominiums and Homes

As of June 30, 2005 there is one remaining Silver Mesa unit for sale of the 264 total units. As a result of the near completion of the sell-out of the Silver Mesa units, the Company will not report any meaningful revenue and cost of sales of residential units and related cash flows during 2005 until the Company commences closings on the sale of condominiums and homes at the Gold Peak and East Lyme development projects in 2006.

During April 2005, the Company obtained development and construction financing for Gold Peak. The aggregate amount of the development and construction loans is approximately $28,800,000, which will be drawn upon as costs are expended (the “Gold Peak Construction Loans”). The loans bear interest at LIBOR + 1.65% per annum and mature in May 2008 with respect to the construction loan and September 2006 with respect to the development loan, both of which have additional extension options, subject to the satisfaction of certain conditions being met by the borrower. Principal repayments will be made as units are sold. The balance of the Gold Peak Construction Loans was approximately $3,499,000 at June 30, 2005. The balance represents draws for construction costs incurred during the period and for other construction costs incurred in 2004 prior to obtaining the Gold Peak Construction Loans.

East Lyme

In December 2004, the Company obtained development and construction financing for East Lyme. The aggregate amount of the loans is approximately $21,177,000, which will be drawn upon as costs are expended, bears interest at LIBOR + 2.15% per annum and matures in December 2007, with two one-year extension options, subject to the satisfaction of certain conditions being met by the borrower. The balance of the East Lyme Construction Loans was approximately $4,597,000 and $361,000 at June 30, 2005 and December 31, 2004, respectively. The increase in the balance represents draws for construction costs incurred during the period and for other construction costs incurred in 2004 prior to obtaining the East Lyme Construction Loans.

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

Beekman

During February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company has a $300,000 deposit under a contract to acquire a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units. This deposit is secured by a first mortgage lien on the property. The current intent, if the Plan is approved by the stockholders, is to sell both Beekman property interests to the Company’s chairman and its former president for a price to be the greater of either (i) the total costs incurred by the Company including the acquisition costs, deposits and other fees and expenses (which at June 30, 2005 aggregated approximately $1,066,000) or (ii) the fair market value as determined by an independent appraisal.

Changes in Cash Flows

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

Cash flows used in operating activities increased $1,003,000 from $4,239,000 used in the 2004 period to $5,242,000 used in the 2005 period. The significant components of this change related to (i) a net (loss) of $9,832,000 in the 2004 period primarily due to a $6,606,000 impairment charge from the Company’s investment it held in Second Holding (as previously described in Results of Operations) as compared to income of $178,000 in the 2005 period, (ii) the effects of selling 28 fewer condominium units at Silver Mesa in 2005 as compared to 2004 ($4,864,000), (iii) the effect of the sale of an asset and the release of a contingent liability in 2004 ($809,000) and (iv) an increase in construction in process of $593,000 (primarily from continuing construction at the Company’s Gold Peak and East Lyme development projects and the Beekman land acquisition in 2005 aggregating $7,534,000, whereas the 2004 period included the acquisition of the East Lyme land and other pre-construction costs at East Lyme and Gold Peak aggregating $6,941,000).

Cash flows provided by investing activities increased $16,803,000 from $1,654,000 provided during the 2004 period to $18,457,000 provided during the 2005 period. This increase is primarily the result of the redemption of $15,000,000 of U.S. Government securities in 2005, whereas during the 2004 period, the Company had purchased $2,558,000 of such securities. Additionally, the 2005 period reflects an increase in the return of capital from investments in joint ventures primarily from Wellsford/Whitehall. These increases were partially offset by the proceeds from the sale of a real estate asset by the Company in April 2004 ($2,694,000) and the annual principal payment received from a mortgage note receivable in January 2004 ($1,302,000); the Company did not have comparable transactions during the corresponding 2005 period for these items.

Cash flows used in financing activities increased $30,846,000 from $698,000 used in the 2004 period to $31,544,000 used in the 2005 period. This increase is primarily the result of the $25,775,000 redemption of Debentures during April 2005 and the retirement of $12,680,000 of Palomino Park Bonds ($2,275,000 in January 2005 and $10,405,000 in May 2005). Such increases were partially offset by $7,736,000 of aggregate borrowings under the Gold Peak Construction Loans and East Lyme Construction Loans.

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the “Risk Factors” section of the Company’s registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission (“SEC”) on December 14, 2001, as may be amended, which is incorporated herein by reference: general and local economic and business conditions, which will, among other things, affect demand by tenants for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability and cost of financing; future impairment charges as a result of possible continuing declines in the expected values and cash flows of owned properties and investments or changes in the intent with regards to such properties and investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; vacancies at commercial and multifamily properties; dependence on rental income from real property; the risk of inflation in operating expenses (including, but not limited to, energy, water and insurance) and development costs (including construction materials); the availability of insurance coverages; the inability to obtain construction financing for its development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; uncertainties pertaining to debt investments, including scheduled interest payments and the ultimate repayment of principal; risks of leverage; inability to find appropriate investment and development opportunities; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominium, residential and commercial properties; inability to realize gains from the real estate assets held for sale by joint ventures; lower than anticipated sales prices; inability to close on sales of properties; illiquidity of real estate investments; the risks of seasonality and increasing interest rates on the Company’s ability to sell condominium units and single family “for-sale” housing; environmental risks; failure of the stockholders to approve the Plan and/or the Stock Split; the Board could abandon the Plan and/or Stock Split even if they are approved by the stockholders; cost savings from becoming a private Company may not be as high as anticipated; failure to achieve proceeds from the sales of assets to meet the estimated ranges of initial and total distributions to stockholders under the Plan; the uncertainty as to the timing of sales of assets and the impact on the timing of distributions to stockholders; illiquidity of certain assets;

increases in expenses which would negatively impact the amount of distributions pursuant to the Plan; unknown claims and liabilities which would negatively impact the amount of distributions pursuant to the Plan; the sale of undeveloped land, rather than the construction and sale, in the normal course of business, of single family homes or condominiums which would negatively impact the amount of distributions pursuant to the Plan; and other risks listed from time to time in the Company’s reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

One of the Company’s primary market risk exposures is to changes in interest rates. The Company and its joint venture investments each generally manage this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The investments described below are generally made for long-term investing and not for trading purposes. The following table presents the effect of a 1.00% increase in the base rates on all variable rate notes receivable, investments in U.S. Government securities and debt and its impact on annual net income:

(amounts in thousands, except per share amounts)
	Balance at June 30, 2005	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Notes receivable:
Fixed rate	$1,190	$--

Investments in U.S. Government securities:
Fixed rate	$12,552	--

Mortgage notes payable:
Variable rate (A)	$8,096	--
Fixed rate	94,987	--

	$103,083	--

Net decrease in annual income, before minority interest
benefit and income tax benefit		--
Minority interest benefit		--
Income tax benefit		--

Net decrease in annual net income		$--

Per share, basic and diluted		$--

(A)	Excludes the effect of a 1% increase on variable rate construction financing as such interest is capitalized into the basis of the respective project and does not have a current impact on income (loss). The 1% increase on such debt at June 30, 2005 would increase the amount of interest capitalized by approximately $81.

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

Part II.	Other Information:
Item 1.	Legal Proceedings.
The Company is not presently a party in any material litigation.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.	Defaults upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits.
Exhibits filed with this Form 10-Q:
Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

3.3	Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000 (incorporated by reference to an exhibit to Form 8-K filed on May 11, 2000).

Exhibit No.	Description (continued)
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to an exhibit to Form 8-K filed on May 19, 2005).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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
Dated: August 2, 2005

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
Date: August 2, 2005
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
Date: August 2, 2005
	By:	/s/ James J. Burns
James J. Burns Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report of Wellsford Real Properties, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 3, 2005
A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.