Form 10-Q
period 2005-09-30
WELLSFORD REAL PROPERTIES INC
filed 2005-11-08
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2005

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917
Wellsford Real Properties, Inc. (Exact Name of Registrant as Specified in Its Charter)
Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)
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

Yes	X	No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
The number of the registrant’s shares of common stock outstanding was 6,467,639 as of November 7, 2005 (including 169,903 shares of class A-1 common stock).

TABLE OF CONTENTS

			Page Number
PART I.	FINANCIAL INFORMATION:
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of September 30, 2005 (unaudited)
		and December 31, 2004	3
		Consolidated Statements of Operations (unaudited) for the Three and Nine
		Months Ended September 30, 2005 and 2004	4
		Consolidated Statements of Cash Flows (unaudited) for the
		Nine Months Ended September 30, 2005 and 2004	5
		Notes to Consolidated Financial Statements (unaudited)	6
	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
	Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION:
	Item 1.	Legal Proceedings	30
	Item 6.	Exhibits	30
	Signatures		32
	Exhibits		33

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Real estate assets, at cost:
Land	$18,735,969	$18,735,969
Buildings and improvements	113,599,303	113,575,359

	132,335,272	132,311,328
Less:
Accumulated depreciation	(24,227,491)	(21,030,744)

	108,107,781	111,280,584
Residential units available for sale	--	353,702
Construction in process	34,806,517	18,609,685

	142,914,298	130,243,971
Notes receivable	157,500	1,189,500
Investment in joint ventures	7,478,437	13,984,968

Total real estate and investments	150,550,235	145,418,439
Cash and cash equivalents	64,107,263	65,863,790
Restricted cash and investments	14,137,604	13,534,175
Investments in U.S. Government securities	5,050,467	27,551,254
Prepaid and other assets	1,926,514	2,269,652

Total assets	$235,772,083	$254,637,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$107,438,504	$108,852,625
Convertible junior subordinated debentures ("Debentures")	--	25,775,000
Accrued expenses and other liabilities	6,473,524	6,646,117
Construction accounts payable	3,055,374	--
Deferred compensation liability	11,688,487	10,156,667

Total liabilities	128,655,889	151,430,409

Minority interests	4,362,012	4,423,632
Commitments and contingencies
Shareholders' equity:
Series A 8% convertible redeemable preferred stock, $.01 par value
per share, 2,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, 98,825,000 shares authorized, $.02 par value per share -
6,297,736 and 6,296,620 shares issued and outstanding	125,955	125,933
Class A-1 common stock, 175,000 shares authorized, $.02 par value per
share - 169,903 shares issued and outstanding	3,398	3,398
Paid in capital in excess of par value	162,764,736	162,848,758
Retained earnings (deficit)	(53,990,773)	(57,945,686)
Treasury stock, 295,687 and 302,062 shares	(6,149,134)	(6,249,134)

Total shareholders' equity	102,754,182	98,783,269

Total liabilities and shareholders' equity	$235,772,083	$254,637,310

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Rental revenue	$3,419,873	$3,330,548	$10,315,055	$10,107,727
Revenue from sales of residential units	209,900	4,408,154	488,075	11,352,348
Interest revenue	438,541	307,325	1,248,854	798,023
Fee revenue	162,850	207,492	518,000	702,228

Total revenues	4,231,164	8,253,519	12,569,984	22,960,326

COSTS AND EXPENSES
Cost of sales of residential units	166,513	3,614,456	385,631	9,384,829
Property operating and maintenance	1,272,956	1,239,490	3,824,377	3,517,197
Real estate taxes	279,346	350,696	846,549	1,078,341
Depreciation and amortization	1,106,417	1,183,195	3,315,601	3,458,914
Property management	91,378	71,032	275,502	237,084
Interest:
Mortgage notes payable	1,239,174	1,478,903	3,855,366	4,767,074
Debentures	--	524,954	823,643	1,574,861
General and administrative	1,933,158	2,143,520	6,842,237	5,742,346

Total costs and expenses	6,088,942	10,606,246	20,168,906	29,760,646

Income (loss) from joint ventures	5,601,729	(10,277,532)	11,514,752	(16,383,563)

Income (loss) before minority interest, income taxes and
discontinued operations	3,743,951	(12,630,259)	3,915,830	(23,183,883)
Minority interest benefit (expense)	42,802	(3,665)	109,083	40,182

Income (loss) before income taxes and discontinued
operations	3,786,753	(12,633,924)	4,024,913	(23,143,701)
Income tax expense	10,000	44,000	70,000	143,000

Income (loss) from continuing operations	3,776,753	(12,677,924)	3,954,913	(23,286,701)
Income from discontinued operations, net of income tax
expense of $17,000 during the nine months ended
September 30, 2004	--	--	--	776,314

Net income (loss)	$3,776,753	$(12,677,924)	$3,954,913	$(22,510,387)

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.58	$(1.96)	$0.61	$(3.60)
Income from discontinued operations	--	--	--	0.12

Net income (loss)	$0.58	$(1.96)	$0.61	$(3.48)

Weighted average number of common shares outstanding:
Basic	6,467,639	6,460,770	6,467,639	6,459,352

Diluted	6,476,698	6,460,770	6,470,949	6,459,352

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,954,913	$(22,510,387)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Impairment charges and transaction losses from investments in joint ventures	--	17,009,114
Gain on redemption of joint venture interest	(5,845,556)	--
Gain on sale of assets and release of contingent liability	--	(808,856)
Depreciation and amortization	3,589,244	3,486,900
Net amortization of premiums/discounts on U.S. Government securities	787	17,278
Undistributed minority interest benefit	(109,083)	(40,182)
Stock issued for director compensation	16,000	48,000
Value of option grants for director compensation	--	98,442
Changes in assets and liabilities:
Restricted cash and investments	(603,429)	(411,874)
Residential units available for sale	353,702	8,227,548
Assets held for sale	--	449,057
Construction in process	(16,196,832)	(10,011,631)
Prepaid and other assets	(49,359)	(8,225)
Accrued expenses and other liabilities	(125,130)	(294,836)
Construction payables	3,055,374	--
Deferred compensation liability	1,531,820	595,139
Liabilities attributable to assets held for sale	--	(317,486)

Net cash (used in) operating activities	(10,427,549)	(4,471,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	(23,944)	(3,233)
Return of capital and redemption proceeds from investments in joint
ventures	12,352,087	1,007,020
Purchase of U.S. Government securities	--	(2,558,104)
Redemption of U.S. Government securities	22,500,000	--
Proceeds from the sale of real estate assets	--	2,694,334
Repayments of notes receivable	1,032,000	1,032,000

Net cash provided by investing activities	35,860,143	2,172,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes payable and construction loans	12,504,221	--
Repayments of mortgage notes payable	(13,918,342)	(1,102,681)
Redemption of Debentures	(25,775,000)	--
Distribution to minority interest	--	(505)
Proceeds from option exercises	--	35,640

Net cash (used in) financing activities	(27,189,121)	(1,067,546)

Net (decrease) in cash and cash equivalents	(1,756,527)	(3,367,528)
Cash and cash equivalents, beginning of period	65,863,790	55,377,515

Cash and cash equivalents, end of period	$64,107,263	$52,009,987

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, including amounts capitalized of $1,107,343 and $202,927, respectively, and interest on Debentures of
$979,688 and $1,574,861, respectively	$5,165,325	$6,454,058

Cash paid during the period for income taxes	$54,461	$438,535

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan	$100,000	$50,000

Other comprehensive income; share of unrealized income on interest rate protection contract purchased by joint venture investment, net
of tax		$50,429

The effect of deconsolidating $25,000,000 of Convertible Trust
Preferred Securities and recording $25,775,000 of Debentures and
related joint venture investment		$775,000

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

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties, constructs for-sale single family home and condominium developments and organizes and invests in private and public real estate companies. The Company’s activities can be categorized into three strategic business units (“SBUs”) within which it executes its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. During September 2005, the Company ceased its Commercial Property Activities when its equity interest in Wellsford/Whitehall Group, L.L.C. (“Wellford/Whitehall”) was redeemed.

On November 17, 2005, the Company will hold its 2005 annual meeting of stockholders. At this meeting, the stockholders will vote on the Plan of Liquidation (the “Plan”), which was previously approved by the Company’s Board of Directors (the “Board”) in May 2005. Under the Plan, the Company intends to sell its assets, to pay or provide for its liabilities, and to distribute its remaining cash to its stockholders. It is anticipated that the liquidation would occur over a 12 to 36 month period. The following paragraphs summarize the actions which have occurred during 2005 regarding the Plan and certain decisions of the Board.

The Company reported in March 2004 that the Board authorized and retained the financial advisory firm, Lazard Ltd, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. These alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent. On May 19, 2005, after consideration of the alternatives available, the Company announced that its Board approved the Plan and a 1 for 100 Reverse Stock Split and a 100 for 1 Forward Stock Split of its common shares (together the “Stock Split”). The intent of the Stock Split was to cash out odd-lot stockholders to reduce the number of stockholders to below 300 and terminate the Company's registration and periodic reporting requirements so as to operate as a private entity during the liquidation period. The Plan and the Stock Split would each be subject to the separate approval of the Company’s stockholders at the next annual meeting. On May 26, 2005, the Company announced that the Board reserved the right to terminate the Stock Split proposal if the aggregate amount to be paid to cash-out fractional shares exceeded $1,000,000.

On September 12, 2005, the Company announced that it had rescinded its adoption of the previously announced proposal for the Stock Split and would proceed with the previously announced Plan. The processing of the proxy statement with the Securities and Exchange Commission (“SEC”) had been more complex and was taking longer than anticipated because of the inclusion of the Stock Split as one of the proposals and the related required information. As a result, the Company could not ascertain when the proxy statement would have been available to be mailed to stockholders and when such a meeting of stockholders would be held if the Stock Split proposal were to remain in the proxy statement.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Organization and Business (continued)

The Company was concerned that further time delays could impact the Company’s ability to complete the sale of the Company’s primary asset, the three residential rental phases of Palomino Park. In addition, the Board also determined, based on information received from its proxy solicitor, that the Company would spend an amount greater than the $1,000,000 limit previously stipulated. After consideration of these factors, the Board concluded to rescind its adoption of the Stock Split and to proceed solely with the Plan. Thus, the Company expects to continue to be listed for trading on the AMEX, subject to the effects of the Plan, and make all required SEC filings and disclosures.

In March 2005, the Board authorized the sale of the three residential rental phases of Palomino Park and in the second quarter of 2005, the Company engaged a broker to market these phases. In August 2005, the Company entered into an agreement to sell these phases for $176,000,000 to TIAA-CREF, a national financial services organization (the “Purchaser”). The sale is subject to approval of the Plan by the Company’s stockholders.

On October 3, 2005, the Board met to review with management the cash distributions which the Company expects stockholders to receive in connection with the Plan in view of the recent redemption of the Company’s interest in Wellsford/Whitehall, the impending sale of the three residential rental phases of Palomino Park and the Board’s prior decision to abandon the Stock Split which would result in the Company continuing to incur the costs of operating as a public company through the liquidation period. As a result of the foregoing factors, the Board determined to increase by $0.50, the range for the aggregate cash distributions it expects stockholders will receive as a result of the Plan from between $18.00 and $20.50 per share to between $18.50 and $21.00 per share. The Board also anticipated that the initial distribution will be $14.00 per share, which is at the high end of the previously anticipated range of between $12.00 and $14.00 per share. The initial distribution is anticipated to be made within 30 days after the completion of the sale of the three rental phases of Palomino Park.

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

During 2003, the Financial Accounting Standards Board issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. At September 30, 2005, the Company has investments in five VIEs, of which three are consolidated. At December 31, 2004, the Company had investments in six VIEs, of which three were consolidated. The reduction in the number of VIEs from six to five is a result of the redemption of the Debentures and the dissolution of the entity which issued the $25,000,000 of Convertible Trust Preferred Securities and $775,000 of Convertible Trust Common Securities (see Footnote 6).

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005. The results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of a full year results.

The statements of operations for the three and nine months ended September 30, 2004 and the statement of cash flows for the nine months ended September 30, 2004 reflect the treatment of one property in the Debt and Equity Activities SBU as a discontinued operation.

The sale of the three residential rental phases of Palomino Park is subject to approval of the Plan by the Company’s stockholders. Since this is an event outside of management’s control, the operations of these assets are not displayed as discontinued on the statements of operations and the assets and liabilities are not classified as held for sale at September 30, 2005 on the balance sheets. The closing of the sale is expected to be completed by the end of November 2005 if the Plan is approved by the stockholders on November 17, 2005.

At the time the Plan is approved by the stockholders, the Company will adopt the liquidation basis of accounting which presents assets at net realizable value and records all expenses expected to be incurred during the liquidation period at estimated settlement amounts.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

3.	Segment Information The Company’s operations are organized into three SBUs. The following tables present condensed balance sheet and operating data for these SBUs:

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
September 30, 2005
Investment properties:
Real estate held for investment, net	$--	$--	$108,108	$--	$--	$108,108
Construction in process	--	630	15,183	18,994	--	34,807

Real estate, net	--	630	123,291	18,994	--	142,915
Notes receivable	--	--	--	158	--	158
Investment in joint ventures	--	7,478	--	--	--	7,478
Cash and cash equivalents	64	1,028	277	30	62,708	64,107
Restricted cash and investments	--	--	571	1,878	11,688	14,137
U.S. Government securities	--	--	--	--	5,050	5,050
Prepaid and other assets	--	--	1,107	27	793	1,927

Total assets	$64	$9,136	$125,246	$21,087	$80,239	$235,772

Mortgage notes payable	$--	$--	$100,911	$6,528	$--	$107,439
Construction accounts payable, accrued expenses and other liabilities	17	--	5,126	858	15,216	21,217
Minority interests	47	59	3,274	982	--	4,362
Total shareholders' equity	--	9,077	15,935	12,719	65,023	102,754

Total liabilities and shareholders' equity	$64	$9,136	$125,246	$21,087	$80,239	$235,772

December 31, 2004
Investment properties:
Real estate held for investment, net	$--	$--	$111,280	$--	$--	$111,280
Residential units available for sale	--	--	354	--	--	354
Construction in process	--	533	6,094	11,983	--	18,610

Real estate, net	--	533	117,728	11,983	--	130,244
Notes receivable	--	1,032	--	158	--	1,190
Investment in joint ventures	4,229	8,981	--	--	775	13,985
Cash and cash equivalents	--	1,580	314	279	63,691	65,864
Restricted cash and investments	--	--	533	2,844	10,157	13,534
U.S. Government securities	--	--	--	--	27,551	27,551
Prepaid and other assets	--	--	1,221	47	1,001	2,269

Total assets	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

Mortgage notes payable	$--	$--	$108,027	$826	$--	$108,853
Debentures	--	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	5	2,620	122	14,056	16,803
Minority interests	--	59	3,331	1,034	--	4,424
Total shareholders' equity	4,229	12,062	5,818	13,329	63,344	98,782

Total liabilities and shareholders' equity	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities that has not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Three Months Ended September 30, 2005
Rental revenue	$--	$--	$3,420	$--	$--	$3,420
Revenue from sales of residential units	--	--	210	--	--	210
Interest revenue	--	17	--	3	418	438
Fee revenue	--	--	--	--	163	163

Total revenues	--	17	3,630	3	581	4,231

Cost of sales of residential units	--	--	167	--	--	167
Operating expenses	--	--	1,604	40	--	1,644
Depreciation and amortization	--	--	1,080	--	26	1,106
Interest expense	--	(10)	1,342	(167)	74	1,239
General and administrative	--	--	--	--	1,933	1,933

Total costs and expenses	--	(10)	4,193	(127)	2,033	6,089

Income from joint ventures	5,473	129	--	--	--	5,602
Minority interest benefit	--	--	25	18	--	43

Income (loss) before income taxes	$5,473	$156	$(538)	$148	$(1,452)	$3,787

For the Three Months Ended September 30, 2004
Rental revenue	$--	$--	$3,331	$--	$--	$3,331
Revenue from sales of residential units	--	--	4,408	--	--	4,408
Interest revenue	--	45	--	--	262	307
Fee revenue	--	207	--	--	--	207

Total revenues	--	252	7,739	--	262	8,253

Cost of sales of residential units	--	--	3,615	--	--	3,615
Operating expenses	--	4	1,657	--	--	1,661
Depreciation and amortization	--	83	1,079	--	21	1,183
Interest expense	--	(7)	1,145	--	866	2,004
General and administrative	--	--	--	--	2,143	2,143

Total costs and expenses	--	80	7,496	--	3,030	10,606

(Loss) from joint ventures	(2,149)	(8,128)	--	--	--	(10,277)
Minority interest benefit (expense)	--	5	(9)	--	--	(4)

(Loss) income before income taxes	$(2,149)	$(7,951)	$234	$--	$(2,768)	$(12,634)

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Nine Months Ended September 30, 2005
Rental revenue	$--	$--	$10,315	$--	$--	$10,315
Revenue from sales of residential units	--	--	488	--	--	488
Interest revenue	--	64	--	10	1,175	1,249
Fee revenue	--	--	--	--	518	518

Total revenues	--	64	10,803	10	1,693	12,570

Cost of sales of residential units	--	--	386	--	--	386
Operating expenses	--	--	4,840	106	--	4,946
Depreciation and amortization	--	--	3,242	--	74	3,316
Interest expense	--	(27)	3,629	(491)	1,568	4,679
General and administrative	--	--	--	--	6,842	6,842

Total costs and expenses	--	(27)	12,097	(385)	8,484	20,169

Income from joint ventures	11,007	508	--	--	--	11,515
Minority interest benefit	--	--	57	52	--	109

Income (loss) before income taxes	$11,007	$599	$(1,237)	$447	$(6,791)	$4,025

For the Nine Months Ended September 30, 2004
Rental revenue	$--	$--	$10,108	$--	$--	$10,108
Revenue from sales of residential units	--	--	11,352	--	--	11,352
Interest revenue	--	138	--	--	660	798
Fee revenue	--	656	--	--	46	702

Total revenues	--	794	21,460	--	706	22,960

Cost of sales of residential units	--	--	9,385	--	--	9,385
Operating expenses	--	35	4,798	--	--	4,833
Depreciation and amortization	--	169	3,237	--	53	3,459
Interest expense	--	(20)	3,939	--	2,423	6,342
General and administrative	--	4	--	--	5,738	5,742

Total costs and expenses	--	188	21,359	--	8,214	29,761

(Loss) from joint ventures	(2,616)	(13,767)	--	--	--	(16,383)
Minority interest benefit	--	35	5	--	--	40

(Loss) income before income taxes and
discontinued operations	$(2,616)	$(13,126)	$106	$--	$(7,508)	$(23,144)

Income from discontinued operations
before income tax expense	$--	$793	$--	$--	$--	$793

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Commercial Property Activities

The Company’s commercial property activities consisted solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). A Goldman Sachs and Whitehall affiliate was the managing member of Wellsford/Whitehall.

In September 2005, the Company ceased its Commercial Property Activities when its 35.21% equity interest in Wellsford/Whitehall was redeemed for approximately $8,300,000.

The Company’s investment in Wellsford/Whitehall was accounted for on the equity method. The Company’s share of income (loss) from Wellsford/Whitehall was approximately $5,473,000 and $(2,149,000) for the three months ended September 30, 2005 and 2004, respectively, and $11,007,000 and $(2,616,000) for the nine months ended September 30, 2005 and 2004, respectively.

The following table details the changes in the Company’s investment in Wellsford/Whitehall during the nine months ended September 30, 2005:

Investment balance at January 1, 2005	$4,229,000
Distributions	(7,042,000)
Share of income	5,161,000
Proceeds from redemption of interest less
minority shareholders' interest and
transaction costs	(8,194,000)
Gain from redemption of interest	5,846,000

Investment balance at September 30, 2005	$--

The Company earned fees of approximately $163,000 for the three months ended September 30, 2005 and $518,000 and $46,000 for the nine months ended September 30, 2005 and 2004, respectively, related to asset sales by Wellsford/Whitehall. No fees were earned during the three months ended September 30, 2004.

The following table presents condensed operating data for Wellsford/Whitehall:

(amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Condensed Operating Data (A)	2005	2004	2005	2004
Rental revenue	$268	$225	$854	$890
Interest and other income	168	--	324	416

Total revenues	436	225	1,178	1,306

Operating expenses	171	183	577	515
Depreciation and amortization	31	163	208	505
Interest	--	122	181	505
General and administrative	30	58	110	346

Total expenses	232	526	1,076	1,871

Income (loss) from continuing operations	204	(301)	102	(565)
(Loss) from discontinued operations	(1,076)	(1,895)	(2,367)	(8,194)
(Loss) gain from asset sales	(202)	(4,306)	16,908	824

Net (loss) income	$(1,074)	$(6,502)	$14,643	$(7,935)

(A)	Amounts reflect the reclassification for asset sales completed during 2005 and 2004.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

In May 2005, Wellsford/Whitehall completed the sale of a 147,000 square foot building in Ridgefield Park, New Jersey, for $31,400,000. Approximately $10,500,000 of the net proceeds and $8,000,000 of restricted cash were used to retire all outstanding mortgage indebtedness, leaving Wellsford/Whitehall without any mortgage debt. Wellsford/Whitehall reported a gain of approximately $10,100,000 on this transaction, of which the Company's share was approximately $3,500,000.

In April 2005, Wellsford/Whitehall completed the sale of a 212,000 square foot building in Needham, Massachusetts, for $37,000,000. Approximately $18,400,000 of the net proceeds were used to pay existing debt. Wellsford/Whitehall reported a gain of approximately $7,000,000 on this transaction, of which the Company's share was approximately $2,500,000.

In January 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties, which aggregate approximately 1,231,000 square feet, are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000, were used to retire existing debt. Additionally, in January 2005, Wellsford/Whitehall completed the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs. The net proceeds from the sale of the retail stores of approximately $1,300,000, after payment of related debt, were available to be used by Wellsford/Whitehall for working capital purposes. During the fourth quarter of 2004, Wellsford/Whitehall recorded an impairment loss provision of approximately $21,069,000 relating to the January 2005 sales (of which the Company's share was approximately $7,419,000).

Debt and Equity Activities

The Company, through its Debt and Equity Activities SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At September 30, 2005, the Company had the following investments in its Debt and Equity Activities SBU: (i) an equity investment of approximately $687,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (ii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company; and (iii) a $630,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors, an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in Clairborne Fordham, which is accounted for on the equity method, was $687,000 and $2,190,000 at September 30, 2005 and December 31, 2004, respectively.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

During September 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project. Clairborne Fordham sold two and eleven residential units during the three and nine months ended September 30, 2005, respectively, and sold the 188 space parking garage during April 2005. Aggregate distributions to the Company from sales were $436,000 and $2,011,000 during the three and nine months ended September 30, 2005, respectively. At September 30, 2005, the Clairborne Fordham inventory consisted of four unsold residential units (two of which were sold during October 2005 for which the Company received distributions of approximately $635,000). Clairborne Fordham intends to continue the orderly sale of the remaining two residential units.

The following table details the Company's share of income from Clairborne Fordham:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Additional interest income pursuant to
the October 2003 amended loan
agreement	$--	$102,000	$--	$314,000
Net income from sales of components and
operations subsequent to the
September 2004 transaction	129,000	192,000	508,000	192,000

	$129,000	$294,000	$508,000	$506,000

Residential Activities Palomino Park

The Company is the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operated as rental property. In March 2005, the Board authorized the sale of these three phases and in the second quarter of 2005, the Company engaged a broker to market these phases (see below). The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and as of September 30, 2005, the Company had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project. At September 30, 2005, the Company had an 85.85% interest in Palomino Park and a subsidiary of EQR owned the remaining 14.15% interest.

With respect to EQR’s 14.15% interest in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed on October 13, 2005. Any transaction for the remaining half of EQR’s interest would be subject to negotiation between the Company and EQR. In October 2005, a distribution of approximately $672,000 was made to EQR from the subsidiary corporation’s available cash.

In August 2005, the Company entered into an agreement to sell the three residential rental phases of its Palomino Park project for $176,000,000. The sale is subject to approval of the Plan by the Company’s stockholders. The closing of the sale is expected to be completed by the end of November 2005 if the Plan is approved by the stockholders on November 17, 2005.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued) The following table provides information regarding sales of Silver Mesa units:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project
	2005	2004	2005	2004	Total
Number of units sold	1	20	2	49	264
Gross proceeds	$210,000	$4,408,000	$488,000	$11,352,000	$57,878,000

In 2004, the Company commenced the development of the fifth and final phase, known as Gold Peak. Gold Peak is comprised of 259 condominium units which are anticipated to be built in three phases on the remaining 29 acre land parcel at Palomino Park. In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which is being drawn upon as costs are expended. The loans bear interest at LIBOR + 1.65% per annum and mature in May 2008 with respect to the construction loan and September 2006 with respect to the development loan, both of which have additional extension options, subject to the satisfaction of certain conditions being met by the borrower. Principal repayments will be made as units are sold. At September 30, 2005, there were 73 Gold Peak units under contract. Unit sales are expected to commence in 2006.

East Lyme

The Company has a 95% ownership interest as managing member of a venture which owns 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale (“East Lyme”). The Company purchased the land for $6,200,000 in June 2004. The completion of the initial homes and closings of initial sales are expected to occur in 2006.

The Company has a contingent purchase option from the seller of the East Lyme land on a contiguous parcel of land which could be used to develop an additional 60 single family homes. Such right was exercised during April 2005; however, the seller at that time could not deliver the parcel in accordance with the terms and conditions of the agreement. The seller is currently attempting to remedy this situation. The purchase price for this land is approximately $3,700,000.

Claverack

The Company has a 75% ownership interest in a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York (“Claverack”). The Company acquired its interest in the joint venture for $2,250,000 in November 2004. The intent is for Claverack to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell single family homes. The Company is currently seeking financing for part of the project and expects that initial homes will be completed and sold during 2006.

Beekman

During February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company has a contract to acquire a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units (collectively, “Beekman”). The Company’s $300,000 deposit in connection with this contract is secured by a first mortgage lien on the property.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

If the Plan is approved by the stockholders on November 17, 2005, both Beekman property interests will be sold to Mr. Lynford, the Chairman, Chief Executive Officer, President and director of the Company, and Mr. Lowenthal, a director and the former Chief Executive Officer and President of the Company, or an entity controlled by them. The sale price would be the greater of (i) the fair market value of the Beekman properties, based on an appraisal conducted by an independent appraiser retained by the independent members of the Board (and as confirmed by a second independent appraiser) or (ii) the total costs incurred by the Company with respect to Beekman including the acquisition costs, deposits and other fees and expenses (which through September 30, 2005 aggregated approximately $1,162,000).

4.	Shareholders’ Equity

The Company did not declare or distribute any dividends during the three and nine months ended September 30, 2005 and 2004, respectively.

The following table details the components of comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$3,776,753	$(12,677,924)	$3,954,913	$(22,510,387)
Share of unrealized income on interest
rate protection contract purchased by
joint venture investment, net of income
tax expense	--	--	--	50,429

Comprehensive income (loss)	$3,776,753	$(12,677,924)	$3,954,913	$(22,459,958)

5.	Mortgage Notes Payable

At September 30, 2005, mortgage notes payable consisted of mortgages aggregating $94,166,000 on the three rental phases of Palomino Park and construction loans aggregating $13,273,000 on the Gold Peak, East Lyme and Claverack development projects.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the “Palomino Park Bonds”). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, $2,275,000 of the Palomino Park Bonds were retired in order to release the Gold Peak land as collateral for this indebtedness. During May 2005, the Company retired the outstanding $10,405,000 balance of the Palomino Park Bonds. The credit enhancements supporting the Palomino Park Bonds, which were provided by Commerzbank AG and a subsidiary of EQR, were scheduled to expire at the end of May 2005.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Convertible Trust Preferred Securities/Debentures (continued)

On April 6, 2005, the Company redeemed in cash the $25,775,000 of Debentures and WRP Trust I repaid in cash the outstanding $25,000,000 of Convertible Trust Preferred Securities and the outstanding $775,000 of Convertible Trust Common Securities. During the second quarter of 2005, the Company expensed the $264,000 balance of unamortized issuance costs related to this debt.

7.	Share Option Plans

Pursuant to SFAS No. 148, the pro forma net income (loss) available to common stockholders as if the fair value approach to accounting for share-based compensation had been applied for grants of options in prior years is as follows:

(amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005 (A)	2004	2005 (A)	2004
Net income (loss) - as reported	$3,777	$(12,678)	$3,955	$(22,510)
Add stock option expense included in net
income (loss) as reported, net of tax	--	33	--	99
Deduct fair value expense for stock options,
net of tax	--	(55)	--	(164)

Net income (loss) - pro forma	$3,777	$(12,700)	$3,955	$(22,575)

Net income (loss) per common share, basic and
diluted:
As reported	$0.58	$(1.96)	$0.61	$(3.48)

Pro forma	$0.58	$(1.97)	$0.61	$(3.49)

(A)	As of December 31, 2004, all option grants were fully vested.

8.	Income Taxes

The income tax expense for the three and nine months ended September 30, 2005 and 2004 results primarily from the state and local taxes based upon capital. No net Federal income tax expense was provided for during either period as a result of the availability of operating loss carry-forwards.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

9.	Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares and shares held in the deferred compensation plan. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options, if any. The following table details the computation of earnings per common share, basic and diluted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$3,776,753	$(12,677,924)	$3,954,913	$(23,286,701)
Income from discontinued operations, net
of income tax expense of $17,000
during the nine months ended September 30, 2004	--	--	--	776,314

Net income (loss)	$3,776,753	$(12,677,924)	$3,954,913	$(22,510,387)

Denominator:
Denominator for net income (loss) per
common share, basic - weighted average
common shares	6,467,639	6,460,770	6,467,639	6,459,352
Effect of dilutive securities:
Stock options	9,059	--	3,310	--

Denominator for net income (loss) per
common share, diluted - weighted
average common shares	6,476,698	6,460,770	6,470,949	6,459,352

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.58	$(1.96)	$0.61	$(3.60)
Income from discontinued operations	--	--	--	0.12

Net income (loss)	$0.58	$(1.96)	$0.61	$(3.48)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission ("SEC") on March 15, 2005.

Business and Plan of Liquidation

The Company is a real estate merchant banking firm headquartered in New York City which acquires, develops, finances and operates real properties, constructs for-sale single family home and condominium developments and organizes and invests in private and public real estate companies. The Company’s activities can be categorized into three strategic business units (“SBUs”) within which it executes its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. During September 2005, the Company ceased its Commercial Property Activities when its equity interest in Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”) was redeemed.

On November 17, 2005, the Company will hold its 2005 annual meeting of stockholders. At this meeting, the stockholders will vote on the Plan of Liquidation (the “Plan”), which was previously approved by the Company’s Board of Directors (the “Board”) in May 2005. Under the Plan, the Company intends to sell its assets, to pay or provide for its liabilities, and to distribute its remaining cash to its stockholders. It is anticipated that the liquidation would occur over a 12 to 36 month period. The following paragraphs summarize the actions which have occurred during 2005 regarding the Plan and certain decisions of the Board.

The Company reported in March 2004 that the Board authorized and retained the financial advisory firm, Lazard Ltd, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. These alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent. On May 19, 2005, after consideration of the alternatives available, the Company announced that its Board approved the Plan and a 1 for 100 Reverse Stock Split and a 100 for 1 Forward Stock Split of its common shares (together the “Stock Split”). The intent of the Stock Split was to cash out odd-lot stockholders to reduce the number of stockholders to below 300 and terminate the Company’s registration and periodic reporting requirements so as to operate as a private entity during the liquidation period. The Plan and the Stock Split would each be subject to the separate approval of the Company’s stockholders at the next annual meeting. On May 26, 2005, the Company announced that the Board reserved the right to terminate the Stock Split proposal if the aggregate amount to be paid to cash-out fractional shares exceeded $1,000,000.

On September 12, 2005, the Company announced that it had rescinded its adoption of the previously announced proposal for the Stock Split and would proceed with the previously announced Plan. The processing of the proxy statement with the SEC had been more complex and was taking longer than anticipated because of the inclusion of the Stock Split as one of the proposals and the related required information. As a result, the Company could not ascertain when the proxy statement would have been available to be mailed to stockholders and when such a meeting of stockholders would be held if the Stock Split proposal were to remain in the proxy statement. The Company was concerned that further time delays could impact the Company’s ability to complete the sale of the Company’s primary asset, the three residential rental phases of Palomino Park. In addition, the Board also determined, based on information received from its proxy solicitor, that the Company would spend an amount greater than the $1,000,000 limit previously stipulated. After consideration of these factors, the Board concluded to rescind its adoption of the Stock Split and to proceed solely with the Plan. Thus, the Company expects to continue to be listed for trading on the AMEX, subject to the effects of the Plan, and make all required SEC filings and disclosures.

In March 2005, the Board authorized the sale of the three residential rental phases of Palomino Park and in the second quarter of 2005, the Company engaged a broker to market these phases. In August 2005, the Company entered into an agreement to sell these phases for $176,000,000 to TIAA-CREF, a national financial services organization (the “Purchaser”). The sale is subject to approval of the Plan by the Company’s stockholders.

On October 3, 2005, the Board met to review with management the cash distributions which the Company expects stockholders to receive in connection with the Plan in view of the recent redemption of the Company’s interest in Wellsford/Whitehall, the impending sale of the three residential rental phases of Palomino Park and the Board’s prior decision to abandon the Stock Split which would result in the Company continuing to incur the costs of operating as a public company through the liquidation period. As a result of the foregoing factors, the Board determined to increase by $0.50, the range for the aggregate cash distributions it expects stockholders will receive as a result of the Plan from between $18.00 and $20.50 per share to between $18.50 and $21.00 per share. The Board also anticipated that the initial distribution will be $14.00 per share, which is at the high end of the previously anticipated range of between $12.00 and $14.00 per share. The initial distribution is anticipated to be made within 30 days after the completion of the sale of the three rental phases of Palomino Park.

Commercial Property Activities

The Company’s commercial property activities consisted solely of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”) and private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). A Goldman Sachs and Whitehall affiliate was the managing member of Wellsford/Whitehall.

In September 2005, the Company ceased its Commercial Property Activities when its 35.21% equity interest in Wellsford/Whitehall was redeemed for approximately $8,300,000.

The Company’s investment in Wellsford/Whitehall was accounted for on the equity method. The Company’s share of income (loss) from Wellsford/Whitehall was approximately $5,473,000 and $(2,149,000) for the three months ended September 30, 2005 and 2004, respectively, and $11,007,000 and $(2,616,000) for the nine months ended September 30, 2005 and 2004, respectively.

Debt and Equity Activities

The Company, through its Debt and Equity Activities SBU, primarily makes debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At September 30, 2005, the Company had the following investments in its Debt and Equity Activities SBU: (i) an equity investment of approximately $687,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining unsold components of this project; (ii) approximately $6,791,000 invested in Reis, Inc., a real estate information and database company; and (iii) a $630,000 investment in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Residential Activities

Palomino Park

The Company is the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units are operated as rental property. In March 2005, the Board authorized the sale of these three phases and in the second quarter of 2005, the Company engaged a broker to market these phases. The 264 unit Silver Mesa phase has been converted into condominiums (sales commenced in February 2001 and as of September 30, 2005, the Company had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project. At September 30, 2005, the

Company had an 85.85% interest in Palomino Park and a subsidiary of EQR owned the remaining 14.15% interest.

With respect to EQR’s 14.15% interest in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed on October 13, 2005. Any transaction for the remaining half of EQR’s interest would be subject to negotiation between the Company and EQR. In October 2005, a distribution of approximately $672,000 was made to EQR from the subsidiary corporation’s available cash.

Other Developments

At September 30, 2005, the Company’s other development projects include: (i) a venture which owns 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale (“East Lyme”); (ii) a joint venture that owns approximately 300 acres, currently zoned for 13 single family home lots, in Claverack, New York (“Claverack”); and (iii) interests in a 10 acre parcel in Beekman, New York which is owned by the Company and a contract to acquire a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units (collectively, “Beekman”). The Company’s $300,000 deposit in connection with this contract is secured by a first mortgage lien on the property.

Other Segment Information

The following table provides physical occupancy rates and gross rentable units for the three operating rental phases of Palomino Park in the Residential Activities SBU at each specified date:

	Physical Occupancy %	Gross Rentable Units
September 30, 2005 (A)	91%	1,184
June 30, 2005	94%	1,184
March 31, 2005	95%	1,184
December 31, 2004	90%	1,184
September 30, 2004	91%	1,184
June 30, 2004	96%	1,184
March 31, 2004	95%	1,184
December 31, 2003	88%	1,184

(A)	For the quarter ended September 30, 2005, the average concession was approximately three months of rent on a 12-month lease. Concessions of this magnitude have been necessary for all of the above listed periods.

See Note 3 of the Company’s unaudited consolidated financial statements for quarterly and year to date financial information regarding the Company’s segments.

Accounting Policies

The sale of the three residential rental phases of Palomino Park is subject to approval of the Plan by the Company’s stockholders. Since this is an event outside of management’s control, the operations of these assets are not displayed as discontinued on the statements of operations and the assets and liabilities are not classified as held for sale at September 30, 2005 on the balance sheets. The closing of the sale is expected to be completed by the end of November 2005 if the Plan is approved by the stockholders on November 17, 2005.

At the time the Plan is approved by the stockholders, the Company will adopt the liquidation basis of accounting which presents assets at net realizable value and records all expenses expected to be incurred during the liquidation period at estimated settlement amounts.

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

The change in net income (loss) per share, basic and diluted to income in 2005 of $0.58 per share from a (loss) in 2004 of $(1.96) per share is attributable to income in the 2005 period of $3,777,000, whereas in the 2004 period, the Company had a (loss) of $(12,678,000). The results for the third quarter of 2005 were positively impacted by the gain of approximately $5,846,000 recorded upon the redemption of the Company’s interest in Wellsford/Whitehall. The loss in the third quarter of 2004 was primarily attributable to a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to its pending sale of its joint venture interest in the Second Holding Company, LLC (“Second Holding”).

Rental revenue increased $89,000 primarily due to increases in gross potential rents and other rental revenue categories at Palomino Park in the Residential Activities SBU ($143,000), offset by the net negative impact from changes to vacancies and rent concessions at the Blue Ridge, Red Canyon and Green River phases of Palomino Park ($54,000). Average physical occupancy for Blue Ridge, Red Canyon and Green River was 92% during the 2005 period and 93% during the 2004 period.

The final Silver Mesa condominium unit was sold during the third quarter of 2005. Revenue from this sale and associated cost of sales were $210,000 and $167,000, respectively, during the 2005 period. During the 2004 period, revenue from sales of residential units and the associated cost of sales from such units were $4,408,000 and $3,615,000, respectively, from 20 Silver Mesa unit sales. Closing of sales of individual homes and condominium units at the Company’s East Lyme and Gold Peak development projects, respectively, are not expected to commence until 2006.

Interest revenue increased $131,000. This increase is primarily due to interest earned in the 2005 period in excess of the 2004 period on cash and securities from higher interest rates during the 2005 period ($158,000), offset by reduced interest from notes receivable due to lower average outstanding loan balances in the 2005 period as compared to the 2004 period ($27,000).

Fee revenue decreased $44,000. The decrease is primarily attributable to fees earned from Second Holding in 2004 of $207,000, with no 2005 equivalent as this investment was sold in November 2004. This decrease was partially offset by an increase in fees payable by Whitehall as such fees were $163,000 during 2005, with no such fees earned during the 2004 period. As a result of the redemption of the Company’s interest in Wellsford/Whitehall, fee revenue will no longer be earned by the Company.

Property operating and maintenance expense increased $33,000. This increase primarily relates to utility costs, tenant turnover costs and payroll and benefit costs in excess of those for the 2004 period.

The decrease in real estate taxes of $71,000 is attributable to (i) a lower accrual for assessments and rates in the 2005 period as compared to the 2004 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($31,000), (ii) sales of Silver Mesa units ($21,000) and (iii) capitalized taxes on the Gold Peak land in 2005 ($19,000).

Depreciation and amortization expense decreased $77,000. This decrease is primarily attributable to amortization related to the Clairborne Fordham venture recorded in the third quarter of 2004 ($80,000) with no current period amount as such venture costs were fully amortized in 2004.

Interest expense for mortgages decreased $240,000. The decrease is primarily attributable to net capitalized interest of $270,000 in 2005 as compared to $174,000 in 2004 as the 2005 period includes interest capitalization on projects with construction financing and on the Company’s invested capital. In addition, the 2005 period had lower average outstanding principal balances with respect to the Palomino Park phases’ amortizing loans ($24,000) and the $10,405,000 balance of the Palomino Park Bonds was paid on May 2, 2005 after a $2,275,000 partial payment in January 2005 ($120,000).

Interest expense for convertible junior subordinated debentures (“Debentures”) decreased $525,000 as a result of the redemption in April 2005.

General and administrative expenses decreased $210,000. This decrease is primarily due to recording additional expense in the 2004 period as a result of receiving updated fee information at that time from our independent accountant for both the 2004 annual audit and the Sarbanes-Oxley Act internal control evaluation requirements, whereas the 2005 period does not reflect such an accrual adjustment ($253,000). Additionally, professional fees and transaction costs associated with the evaluation of the Company and the Plan were less in the 2005 period than the 2004 period by $79,000 as the 2004 period included a $250,000 fee to our investment banker with no such fee in the current period. These decreases were offset by increases in salaries and incentive payments based upon contractual obligations aggregating $84,000.

The Company recognized income of $5,602,000 in the three months ended September 30, 2005 from its joint venture investments as compared to a (loss) of $(10,277,000) in 2004. An analysis of the change follows:

	For the Three Months Ended September 30,
	2005	2004	Increase (Decrease)
Wellsford/Whitehall (A)	$5,473,000	$(2,149,000)	$7,622,000
Second Holding (B)	--	(8,422,000)	8,422,000
Clairborne Fordham	129,000	294,000	(165,000)

Income (loss) from joint ventures	$5,602,000	$(10,277,000)	$15,879,000

(A)	The 2005 period reflects a gain of approximately $5,846,000 upon redemption of the Company’s 35.21% equity interest during 2005. Operations during the 2005 period were impacted by the 15 properties sold during such period.
(B)	A $9,000,000 impairment charge was recorded by the Company related to the pending sale of its interest in the venture during November 2004.

Income tax expense decreased $34,000. The Company recorded $10,000 for state and local taxes during the 2005 period based upon the results of a current assessment of year to date taxes due based upon capital. The 2004 amount reflects state and local taxes based upon capital. No net Federal income tax expense was provided for during either period as a result of the availability of operating loss carry-forwards.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

The change in net income (loss) per share, basic and diluted to income in 2005 of $0.61 per share from a (loss) in 2004 of $(3.48) per share is attributable to income in the 2005 period of $3,955,000 whereas in the 2004 period, the Company had a (loss) of $(22,510,000). The results for the nine months ended September 30, 2005 were positively impacted by the Company’s share of income from the sale of properties by Wellsford/Whitehall during the second quarter of 2005 and the gain of approximately $5,846,000 recorded upon the redemption of the Company’s interest in Wellsford/Whitehall in September 2005. The loss in the 2004 period was primarily attributable to a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to its pending sale of its joint venture interest in Second Holding and the Company’s net $6,606,000 share of a write-down of one of Second Holding’s investments during the first quarter of 2004.

Rental revenue increased $207,000 primarily due to increases in gross potential rents and other rental revenue categories at Palomino Park in the Residential Activities SBU ($308,000), offset by the net negative impact from changes to vacancies and rent concessions at the Blue Ridge, Red Canyon and Green River phases of Palomino Park ($79,000) and reduced rental revenue at the Silver Mesa phase as certain units were still being rented during the comparable 2004 period ($22,000). Average physical occupancy for Blue Ridge, Red Canyon and Green River was 93% during the 2005 period and 94% during the 2004 period.

The final two Silver Mesa condominium units were sold during the 2005 period. Revenue from these sales and the associated cost of sales were $488,000 and $386,000, respectively, during the 2005 period. During the 2004 period revenues from sales of residential units and the associated cost of sales from such units were $11,352,000 and $9,385,000, respectively, from 49 Silver Mesa unit sales. Closing of sales of individual homes and condominium units at the Company’s East Lyme and Gold Peak development projects, respectively, are not expected to commence until 2006.

Interest revenue increased $451,000. This increase is primarily due to interest earned in the 2005 period in excess of the 2004 period on cash and securities from higher interest rates during the 2005 period ($517,000), offset by reduced interest from notes receivable due to lower average outstanding loan balances in the 2005 period as compared to the 2004 period ($66,000).

Fee revenue decreased $184,000. The decrease is primarily attributable to fees earned from Second Holding in 2004 of $656,000, with no 2005 equivalent as this investment was sold in November 2004. This decrease was partially offset by an increase of $472,000 in asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales as such fees were $46,000 during 2004, as compared to fees of $518,000 earned in the 2005 period. As a result of the redemption of the Company’s interest in Wellsford/Whitehall, fee revenue will no longer be earned by the Company.

Property operating and maintenance expense increased $307,000. This increase primarily relates to higher utility costs, tenant turnover costs and payroll and benefit costs in excess of those for the 2004 period.

The decrease in real estate taxes of $232,000 is attributable to a lower accrual for assessments and rates in the 2005 period as compared to the 2004 period for the Blue Ridge, Red Canyon and Green River phases at Palomino Park ($99,000), capitalized taxes on the Gold Peak land in 2005 ($76,000) and sales of Silver Mesa units ($57,000).

Depreciation and amortization expense decreased $143,000. This decrease is primarily attributable to amortization related to the Clairborne Fordham venture recorded during the 2004 period with no current period amount as such venture costs were fully amortized in 2004.

Interest expense for mortgages decreased $912,000. The decrease is primarily attributable to net capitalized interest of $828,000 in 2005 as compared to $203,000 in 2004 as the 2005 period includes interest capitalization on projects with construction financing and on the Company’s invested capital as capitalization on these projects commenced in the later part of 2004. In addition, the 2005 period had lower average outstanding principal balances with respect to the Palomino Park phases’ amortizing loans ($76,000) and the payoff of $12,680,000 of Palomino Park Bonds during 2005 ($211,000).

Interest expense for Debentures decreased $751,000 as a result of the redemption in April 2005 ($997,000), offset in part by a write-off of the related balance of the unamortized deferred debt costs in excess of normal amortization ($246,000).

General and administrative expenses increased $1,100,000 primarily due to (i) increases in salaries and incentive payments based upon contractual obligations aggregating $894,000, (ii) increases in accruals for legal, accounting and Sarbanes-Oxley compliance based upon higher costs in these categories aggregating $227,000 and (iii) transaction costs to accomplish the Plan aggregating $169,000. Such increases were partially offset by reductions in certain other expense categories including $98,000 related to the expensing of stock options for directors in the 2004 period with no such expense during the 2005 period.

The Company recognized income of $11,515,000 in the nine months ended September 30, 2005 from its joint venture investments as compared to a (loss) of $(16,383,000) in 2004. An analysis of the change follows:

	For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)
Wellsford/Whitehall (A)	$11,007,000	$(2,616,000)	$13,623,000
Second Holding (B)	--	(14,273,000)	14,273,000
Clairborne Fordham	508,000	506,000	2,000

Income (loss) from joint ventures	$11,515,000	$(16,383,000)	$27,898,000

(A)	The 2005 period reflects a gain of approximately $5,846,000 upon redemption of the Company’s 35.21% equity interest during September 2005. 15 properties were sold during the 2005 period for a net gain of which the Company’s share was approximately $6,000,000, with one sale during the corresponding 2004 period. Operations during the 2005 period were impacted by these sales.
(B)	The loss for the nine months ended September 30, 2004 is the result of (i) a $12,930,000 net impairment charge taken by Second Holding (of which the Company's share was $6,606,000) related to the write-down of one investment during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004 and (ii) a $9,000,000 impairment charge recorded by the Company related to the pending sale of its interest in the venture during November 2004.

Income tax expense decreased $73,000 primarily due to lower state and local taxes based upon capital in 2005 as compared to 2004. No net Federal income tax expense was provided for during the 2005 period based upon the results of a current assessment of year to date taxes due as a result of the availability of operating loss carry-forwards.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from property in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The income from discontinued operations of $776,000 for the nine months ended September 30, 2004, is primarily attributable to the sale of the remaining property during April 2004, at which time the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the nine months ended September 30, 2004, the sum of which aggregated $809,000. This amount was partially offset by the effect of state income taxes.

Liquidity and Capital Resources

On November 17, 2005, the Company will hold its 2005 annual meeting of stockholders at which time the Company’s stockholders will vote on the Plan. The sale of the three residential phases of Palomino Park is subject to approval of the Plan by the Company’s stockholders. The initial distribution under the Plan would be made within 30 days after the closing of the sale of the three rental phases of Palomino Park. The initial estimated distribution of $14.00 per share (approximately $91,000,000) will be primarily provided by the net proceeds from the sale of the three rental phases of Palomino Park, after providing for cash distributions to EQR for such transaction, available cash and maturing investments in U.S. Government securities. The Company intends to retain sufficient cash in the business for working capital needs over the liquidation period, maintain an appropriate contingency reserve and to meet any liquidity requirements under the two existing construction loan agreements. The Company currently estimates that an aggregate of approximately $120,000,000 to $136,000,000 may be available for distribution to stockholders under the Plan over a 12 to 36 month period, which would result in a total distribution of between $18.50 and $21.00 per share.

The Company expects to meet its shorter-term liquidity requirements, such as operating expenses, debt service on mortgage notes payable, minority interest distributions, investments to protect or enhance existing development assets and construction/development costs, generally through its available cash, sales of condominium units and single family homes, distributions from investments in joint ventures, maturing investments in U.S. Government securities, cash provided by rental and interest revenues and proceeds from construction financings and releases of construction escrows.

The Company expects to meet its longer-term liquidity requirements such as operating expenses, maturing mortgages, financing acquisitions, investments to protect or enhance existing development assets, construction/development costs, financing capital improvements, minority interest distributions and debt service on mortgage and construction notes payable through the use of available cash, receipt of payments related to notes receivable, sales of condominium units and single family homes, distributions from investments in joint ventures, proceeds from construction financing and releases of construction escrows, refinancings and the issuance of debt.

The Company has an aggregate of approximately $69,158,000 of cash and cash equivalents and U.S. Government securities at September 30, 2005.

Other Items Impacting the Company's Liquidity and Resources

Clairborne Fordham

Clairborne Fordham sold two and eleven residential units during the three and nine months ended September 30, 2005, respectively, and sold the 188 space parking garage during April 2005. Aggregate distributions to the Company from sales were $436,000 and $2,011,000 during the three and nine months ended September 30, 2005, respectively. At September 30, 2005, the Clairborne Fordham inventory consisted of four unsold residential units (two of which were sold during October 2005 for which the Company received distributions of approximately $635,000). Clairborne Fordham intends to continue the orderly sale of the remaining two residential units.

Palomino Park

With respect to EQR’s 14.15% interest in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed on October 13, 2005. Any transaction for the remaining half of EQR’s interest would be subject to negotiation between the Company and EQR. In October 2005, a distribution of approximately $672,000 was made to EQR from the subsidiary corporation’s available cash.

Sale of Condominiums and Homes

As of September 30, 2005, the Company completed the sell-out of the 264 unit Silver Mesa condominium project. For the remainder of 2005, the Company may not report any meaningful revenue and cost of sales of residential units until the Company commences closings on the sale of condominiums and homes at the Gold Peak and East Lyme development projects in 2006. The impact on cash flows to the Company will be minimal during the early years of development and sales as substantially all of the net sales proceeds from these projects will be utilized to repay related construction loans.

The continuing increases in energy costs, construction materials (such as concrete, lumber and sheetrock) and interest rates could adversely impact our home building businesses. As these costs increase, our product becomes more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes. The continuing rise in energy costs and interest rates may negatively impact our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sale price reductions.

Gold Peak

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which will be drawn upon as costs are expended (the “Gold Peak Construction Loans”). The loans bear interest at LIBOR + 1.65% per annum and mature in May 2008 with respect to the construction loan and September 2006 with respect to the development loan, both of which have additional extension options, subject to the satisfaction of certain conditions being met by the borrower.

Principal repayments will be made as units are sold. The balance of the Gold Peak Construction Loans was approximately $6,745,000 at September 30, 2005. The balance represents draws for construction costs incurred during the period and for other construction costs incurred in 2004 prior to obtaining the Gold Peak Construction Loans.

East Lyme

In December 2004, the Company obtained development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which will be drawn upon as costs are expended. The loans bear interest at LIBOR + 2.15% per annum and mature in December 2007, with two one-year extension options, subject to the satisfaction of certain conditions being met by the borrower. The balance of the East Lyme Construction Loans was approximately $6,120,000 and $361,000 at September 30, 2005 and December 31, 2004, respectively. The increase in the balance represents draws for construction costs incurred during the period and for other construction costs incurred in 2004 prior to obtaining the East Lyme Construction Loans.

The Company has a contingent purchase option from the seller of the East Lyme land on a contiguous parcel of land which could be used to develop an additional 60 single family homes. Such right was exercised during April 2005; however, the seller at that time could not deliver the parcel in accordance with the terms and conditions of the agreement. The seller is currently attempting to remedy this situation. The purchase price for this land is approximately $3,700,000.

Beekman

During February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company has a contract to acquire a contiguous 14 acre parcel, the acquisition of which is conditioned upon site plan approval to build a minimum of 60 residential condominium units. The Company’s $300,000 deposit in connection with this contract is secured by a first mortgage lien on the property.

If the Plan is approved by the stockholders on November 17, 2005, both Beekman property interests will be sold to Mr. Lynford, the Chairman, Chief Executive Officer, President and director of the Company, and Mr. Lowenthal, a director and the former Chief Executive Officer and President of the Company, or an entity controlled by them. The sale price would be the greater of (i) the fair market value of the Beekman properties, based on an appraisal conducted by an independent appraiser retained by the independent members of the Board (and as confirmed by a second independent appraiser) or (ii) the total costs incurred by the Company with respect to Beekman including the acquisition costs, deposits and other fees and expenses (which through September 30, 2005 aggregated approximately $1,162,000).

Changes in Cash Flows

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

Cash flows used in operating activities increased $5,956,000 from $4,472,000 used in the 2004 period to $10,428,000 used in the 2005 period. The significant components of this change related to (i) a net (loss) of $22,510,000 in the 2004 period primarily due to impairment charges of $15,606,000 from the Company’s investment in Second Holding (as previously described in Results of Operations), (ii) net income of $3,955,000 in the 2005 period primarily due to a gain of $5,846,000 from the redemption of the Company’s interest in Wellsford/Whitehall whereas the Company recorded its share of an impairment charge of $1,403,000 in the 2004 period, (iii) the effects of selling 47 fewer condominium units at Silver Mesa in 2005 as compared to 2004 ($7,874,000), (iv) an increase in construction in process, net of construction payables, of $3,130,000 (primarily from continuing construction at the Company’s Gold Peak and East Lyme development projects and the Beekman land acquisition in 2005 aggregating $13,142,000, whereas the 2004 period included the acquisition of the East Lyme land and other pre-construction costs at East Lyme and Gold Peak aggregating $10,012,000) and (v) the effect of the sale of an asset and the release of a contingent liability in 2004 ($809,000).

Cash flows provided by investing activities increased $33,688,000 from $2,172,000 provided during the 2004 period to $35,860,000 provided during the 2005 period. This increase is primarily the result of the redemption of $22,500,000 of U.S. Government securities in 2005, whereas during the 2004 period, the Company had purchased $2,558,000 of such securities. Additionally, the 2005 period reflects an increase in the return of capital from investments in joint ventures of $11,345,000, including $10,075,000 from Wellsford/Whitehall. These increases were partially offset by the proceeds from the sale of a real estate asset by the Company in April 2004 ($2,694,000).

Cash flows used in financing activities increased $26,121,000 from $1,068,000 used in the 2004 period to $27,189,000 used in the 2005 period. This increase is primarily the result of the $25,775,000 redemption of Debentures during April 2005 and the retirement of $12,680,000 of Palomino Park Bonds ($2,275,000 in January 2005 and $10,405,000 in May 2005). Such increases were partially offset by $12,504,000 of aggregate borrowings under the Gold Peak Construction Loans and East Lyme Construction Loans.

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the “Risk Factors” section of the Company’s registration statement on Form S-3 (file No. 333-73874) filed with the Securities and Exchange Commission (“SEC”) on December 14, 2001, as may be amended, and the Definitive Proxy Statement dated October 10, 2005 and filed with the SEC on October 11, 2005, which are incorporated herein by reference: general and local economic and business conditions; future impairment charges as a result of possible declines in the expected values and cash flows of residential development projects and investments or changes in the intent with regards to such projects and investments; competition; risks of real estate acquisition, development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; the risk of inflation in development costs (including construction materials); the availability of insurance coverages; the inability to obtain or replace construction financing for its development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, reliance on partners who are solely responsible for the books, records and financial statements of such ventures, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our instructions or requests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominiums and single family homes; inability to realize gains from sales of condominiums and single family homes; lower than anticipated sales prices; inability to close on sales of properties; inability or failure of the Purchaser to close; the risks of seasonality and increasing interest rates on the Company’s ability to sell condominium units and single family homes; increases in energy costs, construction materials and interest rates could adversely impact our home building business as homes become more expensive to build and profit margins could deteriorate; inability to raise sale prices to maintain profit margins; the negative impact from a continuing rise in energy costs and interest rates on our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sales price reductions; environmental risks; failure of the stockholders to approve the Plan; the Board could abandon the Plan even after it is approved by the stockholders; failure to achieve proceeds from the sales of assets to meet the estimated ranges of initial and total distributions to stockholders under the Plan; the uncertainty as to the timing of sales of assets and the impact on the timing of distributions to stockholders; illiquidity of real estate assets and joint venture investments;

increases in expenses which would negatively impact the amount of distributions pursuant to the Plan; unknown claims and liabilities which would negatively impact the amount of distributions pursuant to the Plan; the sale of undeveloped land, rather than the construction and sale, in the normal course of business, of single family homes or condominium units which would negatively impact the amount of distributions pursuant to the Plan; and other risks listed from time to time in the Company’s reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

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

(amounts in thousands, except per share amounts)	Balance at September 30, 2005	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Notes receivable:
Fixed rate	$158	$--

Investments in U.S. Government securities:
Fixed rate	$5,050	--

Mortgage notes payable:
Variable rate (A)	$12,865	--
Fixed rate	94,574	--

	$107,439	--

Net decrease in annual income, before minority interest
benefit and income tax benefit		--
Minority interest benefit		--
Income tax benefit		--

Net decrease in annual net income		$--

Per share, basic and diluted		$--

(A)	Excludes the effect of a 1% increase on variable rate construction financing as such interest is capitalized into the basis of the respective project and does not have a current impact on income (loss). The 1% increase on such debt at September 30, 2005 would increase the amount of interest capitalized by approximately $129.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC.

There have been no significant changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting subsequent to the date the Company carried out its last evaluation.

Part II.	Other Information:
Item 1.	Legal Proceedings.
The Company is not presently a party in any material litigation.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.	Defaults upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits.
Exhibits filed with this Form 10-Q:
Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

3.3	Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock, dated as of May 5, 2000 (incorporated by reference to an exhibit to Form 8-K filed on May 11, 2000).

Exhibit No.	Description (continued)
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to an exhibit to Form 8-K filed on October 3, 2005).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
10.68	Purchase and Sale Contract for Palomino Park, Douglas County, Colorado, by and between Park at Highlands, LLC, Red Canyon at Palomino Park, LLC, Green River at Palomino Park, LLC and Teachers Insurance and Annuity Association of America, dated August 26, 2005.

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
Dated: November 7, 2005

Exhibit 31.1
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Jeffrey H. Lynford, Chief Executive Officer of Wellsford Real Properties, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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
Date: November 7, 2005
	By:	/s/ Jeffrey H. Lynford
Jeffrey H. Lynford Chief Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, James J. Burns, Chief Financial Officer of Wellsford Real Properties, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Wellsford Real Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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
Date: November 7, 2005
	By:	/s/ James J. Burns
James J. Burns Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report of Wellsford Real Properties, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 8, 2005
A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.