Form 10-K
period 2005-12-31
WELLSFORD REAL PROPERTIES INC
filed 2006-03-16
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number 001-12917
WELLSFORD REAL PROPERTIES, INC. (Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
535 Madison Avenue, New York, NY	10022

(Address of Principal Executive Offices)	(Zip Code)
(212) 838-3400

(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered

Common Stock $0.02 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES |x| NO |_|
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.       YES |x|      NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|	Accelerated filer |X|	Non-accelerated filer |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES |_|      NO|x|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $114,700,000 based on the closing price on the American Stock Exchange for such shares on June 30, 2005.

The number of the Registrant's shares of common stock outstanding was 6,471,179 as of March 13, 2006.

Documents Incorporated By Reference
Portions of the Definitive Proxy Statement for the 2006 Annual Shareholders' Meeting are incorporated by reference into Part III.

TABLE OF CONTENTS
Item No.		Page No.
	PART I

1.	Business	3
1A.	Risk Factors	13
1B.	Unresolved Staff Comments	19
2.	Properties	19
3.	Legal Proceedings	20
4.	Submission of Matters to a Vote of Security Holders	20

	PART II

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
	Equity Securities	21
6.	Selected Financial Data	23
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
7A.	Quantitative and Qualitative Disclosures about Market Risk	42
8.	Financial Statements and Supplementary Data	43
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	43
9A.	Controls and Procedures	43
9B.	Other Information	44

	PART III

10.	Directors and Executive Officers of the Registrant	44
11.	Executive Compensation	44
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	44
13.	Certain Relationships and Related Transactions	44
14.	Principal Accountant Fees and Services	44

	PART IV

15.	Exhibits and Financial Statement Schedules	44

	FINANCIAL STATEMENTS

15(a).	Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2005	F-4
	Consolidated Statement of Changes in Net Assets in Liquidation (liquidation basis) for the Period
	November 18, 2005 to December 31, 2005	F-5
	Consolidated Balance Sheet (going concern basis) at December 31, 2004	F-6
	Consolidated Statements of Operations (going concern basis) for the Period January 1, 2005 to
	November 17, 2005 and for the Years Ended December 31, 2004 and 2003	F-7
	Consolidated Statements of Changes in Shareholders' Equity (going concern basis) for the Period
	January 1, 2005 to November 17, 2005 and for the Years Ended December 31, 2004 and 2003	F-8
	Consolidated Statements of Cash Flows for the Period November 18, 2005 to December 31, 2005
	(liquidation basis), for the Period January 1, 2005 to November 17, 2005 and for the
	Years Ended December 31, 2004 and 2003 (going concern basis)	F-9
	Notes to Consolidated Financial Statements	F-11
	Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-47

	FINANCIAL STATEMENT SCHEDULES

	III. Real Estate and Accumulated Depreciation	S-1

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

PART I
Item 1.	Business and Plan of Liquidation.
Wellsford Real Properties, Inc. (and subsidiaries, collectively, the "Company") was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). On May 30, 1997, the Trust merged (the "Merger") with Equity Residential ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common stockholders all of the outstanding shares of the Company owned by the Trust.

The Company was formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. At December 31, 2005, the Company's remaining primary operating activities are the development, construction and sale of three residential projects.

Previously, the Company's activities had been categorized into three strategic business units ("SBUs") within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. During September 2005, the Company ceased its Commercial Property Activities when its equity interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall") was redeemed.

On May 19, 2005, the Company's Board of Directors (the "Board") approved the Plan of Liquidation (the "Plan") and on November 17, 2005, the Company's stockholders adopted the Plan. The Plan contemplates the orderly sale of each of the Company's remaining assets, which are either owned directly or through the Company's joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.

The Company currently contemplates that approximately 36 months after the approval of the Plan any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed.

After the approval of the Plan by the stockholders, the Company completed the sale of its largest asset, the three residential rental phases of its Palomino Park project for $176,000,000. On December 14, 2005, the Company made the initial liquidating distribution of $14.00 per share, aggregating approximately $90,597,000, to its stockholders.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company's financial statements are presented on the going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

The following paragraphs summarize certain of the material actions and events which have occurred regarding the Plan and certain decisions of the Board.

In March 2004, the Company reported that the Board authorized and retained the financial advisory firm, Lazard Ltd, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. Such alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent. On May

19, 2005, after consideration of the alternatives available, the Company announced that its Board approved the Plan.

In March 2005, the Board authorized the marketing of the three residential rental phases of Palomino Park. In the second quarter of 2005, the Company engaged a broker to market these phases. In August 2005, the Company entered into an agreement to sell these phases for $176,000,000, subject to, among other things, stockholder approval of the Plan. The sale closed on November 22, 2005.

The following transactions, which are consistent with the intent of the Plan, occurred prior to the November 17, 2005 adoption of the Plan by the stockholders: (i) in September 2005, the Company's interest in its Wellsford/Whitehall joint venture was redeemed for approximately $8,300,000, (ii) by May 2005, the Company retired $12,680,000 of tax exempt bond financing, (iii) in April 2005, the Company redeemed its outstanding $25,775,000 of Convertible Junior Subordinated Debentures (the "Debentures") and (iv) in November 2004, the Company received $15,000,000 for its interest in a joint venture which purchased debt instruments ("Second Holding").

On October 3, 2005, the Board met to review with management the cash distributions which the Company expected stockholders to receive in connection with the Plan in view of the recent redemption of the Company's interest in Wellsford/Whitehall, the impending sale of the three residential rental phases of Palomino Park and the recent decision for the Company to continue to incur the costs of operating as a public company through the liquidation period. As a result of the foregoing factors, the Board determined to increase by $0.50 per share, the range for the aggregate cash distributions it expects stockholders will receive as a result of the Plan from the previously announced range of $18.00 to $20.50 per share to $18.50 and $21.00 per share. The Board also estimated that the initial liquidating distribution would be $14.00 per share, which was at the high end of the previously estimated range of $12.00 and $14.00 per share. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005.

At December 31, 2005, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $56,569,000, or $8.74 per share based upon 6,471,179 common shares outstanding at December 31, 2005. This amount presents development projects at estimated net realizable value after giving effect to the discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes a reserve for future estimated general and administrative expenses and other costs during the liquidation. Estimated net realizable value reflects economic changes and various other changed circumstances over recent months. There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company (see Management's Discussion and Analysis for the Liquidation Basis of Accounting disclosure).

The timing and amount of interim liquidating distributions (if any) and final liquidating distributions will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

The Company's executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400; web address, www.wellsford.com; e-mail, wrpny@wellsford.com. To access the Company's other documents filed with the Securities and Exchange Commission ("SEC"), visit www.wellsford.com. The Company had 16 employees as of December 31, 2005.

Commercial Property Activities

The Company's primary commercial property activities and its sole activity in this SBU consisted of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with Whitehall Funds ("Whitehall") and private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman

Sachs"). The Company's interest in Wellsford/Whitehall was 35.21% at December 31, 2004. The managing member ("WP Commercial") was a Goldman Sachs and Whitehall affiliate.

Wellsford/Whitehall was originally organized as a private real estate operating company which leased and re-leased space, performed construction for tenant improvements, expanded buildings, re-developed properties and based on general and local economic conditions and specific conditions in the real estate industry, sold properties for an appropriate price.

In September 2005, the Company ceased its Commercial Property Activities when its equity interest in Wellsford/Whitehall was redeemed for approximately $8,300,000 plus certain modest contingent payments to be received in the future. Approximately $141,000 was received in December 2005. The Company realized an aggregate gain on the redemption of its interests of $5,986,000 in 2005. The Company does not expect to receive any additional payments from its investment in Wellsford/Whitehall. At the time of the redemption in September 2005, Wellsford/Whitehall owned one 129,000 square foot office building and a parcel of land, both located in New Jersey.

The Company's investment in Wellsford/Whitehall, which was accounted for on the equity method, was approximately $4,229,000 at December 31, 2004.

Since the beginning of 2001, Wellsford/Whitehall has completed the following number of property sales or transfers:

Year	Number of Properties
2005	15
2004	8
2003	11
2002	1
2001	11

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

In April 2005, Wellsford/Whitehall completed the sale of a 212,000 square foot building in Needham, Massachusetts, for $37,500,000. Approximately $18,400,000 of the net proceeds were used to pay existing debt. Wellsford/Whitehall reported a gain of approximately $7,000,000 on this transaction, of which the Company's share was approximately $2,500,000.

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

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties (aggregating 891,000 square feet), which were subject to mortgage debt of approximately $64,200,000 along with a land parcel, related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family (the "Family") that, at that time, owned an aggregate 7.45% equity interest in Wellsford/Whitehall (the "Family Partnership"), in redemption of the Family's equity interests in Wellsford/Whitehall (the "Redemption Transaction"). As a result of this transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the third quarter of 2004, of which the Company's share was approximately $1,403,000. At the time of the Redemption Transaction, there was an elimination of an existing tax indemnity which Wellsford/Whitehall had to the Family's members. The economic effect of this tax indemnity restricted most future asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall's balance sheet; such restrictions no longer remained and Wellsford/Whitehall was allowed to proceed with its sales program as described above.

During 2003, the Company's share of impairment provisions recorded by Wellsford/Whitehall amounted to $37,377,000. In addition, the Company wrote off $2,644,000 of related unamortized warrant costs on its books in 2003.

WP Commercial provided management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP Commercial received an administrative management fee of 93 basis points on a predetermined value for each asset in the Wellsford/Whitehall portfolio. As Wellsford/Whitehall sold assets, the basis used to determine the fee was reduced by the respective asset's predetermined value six months after the completion of such sales. During the years ended December 31, 2005, 2004 and 2003, respectively, Wellsford/Whitehall paid the following fees to WP Commercial or one of its affiliates, including amounts reflected in discontinued operations of Wellsford/Whitehall:

	For the Years Ended December 31,
	2005	2004	2003
Administrative management	$1,834,000	$3,715,000	$4,604,000

Construction, construction management,
development and leasing	$75,000	$784,000	$1,925,000

Financing fee	$750,000	$--	$--

Whitehall paid the Company fees with respect to assets disposed of by Wellsford/Whitehall and for certain acquisitions of real estate made by certain other affiliates of Whitehall. Such fees aggregated $518,000, $46,000 and $430,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily made debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At December 31, 2005, the Company, on the liquidation basis of accounting, had the following investments in the Debt and Equity Activities SBU: (i) approximately $453,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining two unsold residential units ("Clairborne Fordham"); (ii) approximately $20,000,000 for Reis, Inc. ("Reis"), a real estate information and database company; and (iii) approximately $666,000 in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits ("Wellsford Mantua").

Debt Investments

The following table presents information regarding the Company's debt investments, none of which were outstanding at December 31, 2005:

		Balance at December 31,		Annual Interest	Stated Maturity	Prepayment	Interest Revenue for the Years Ended December 31,
	Collateral	2005	2004	Rate	Date	Date	2005	2004	2003
Guggenheim					December	September
Loan	(A)	$--	$1,032,000	8.25%	2005	2005	$58,000	$173,000	$259,000
277 Park						September
Loan	(B)	$--	$--	12.00%	May 2007	2003	$--	$--	$6,643,000	(C)

(A)	The loan represented the balance of proceeds from a sale of a 4.2% interest in The Liberty Hampshire Company, L.L.C.
("Liberty Hampshire"). The loan was secured by partnership interests in Guggenheim.
(B)	Secured by a pledge of equity interests in the entity which owned a 1,750,000 square foot office property in midtown
Manhattan, New York.
(C)	Includes a yield maintenance penalty of $4,368,000.

Equity Investments

Second Holding

Second Holding is a special purpose finance company, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. The other asset-backed securities that Second Holding purchased may have been secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It was Second Holding's intent to hold all securities to maturity. Many of the securities owned by Second Holding were obtained through private placements.

The Company's initial net contribution to Second Holding was approximately $24,600,000 to obtain an approximate 51.09% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and an affiliate of a significant shareholder of the Company, the Caroline Hunt Trust Estate, (which owns 405,500 shares of the Company at December 31, 2005 and 2004 ("Hunt Trust")) together with other Hunt Trust related entities, owning the remaining approximate 39% interest.

During the latter part of 2000, an additional partner was admitted to the venture who committed to provide credit enhancement. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) would no longer write new credit enhancement business, however, it would continue to support its existing book of credit enhancement business. This partner was entitled to 35% of net income as defined by agreement, while the other partners, including the Company, shared in the remaining 65%. The Company's allocation of income was approximately 51.09% of the remaining 65%.

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

The Company accounted for its investment in Second Holding on the equity method of accounting as its interests were represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company's investment was approximately $29,167,000 at December 31, 2003. The Company's share of (loss) income from Second Holding's operations was approximately $(4,790,000) and $1,640,000 for the eleven months ended November 30, 2004 (date of sale) and for the year ended December 31, 2003. The loss in the year ended December 31, 2004 is the result of a $12,930,000 net impairment charge taken by Second

Holding (of which the Company's share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004. The net fees earned by the Company, which were based upon total assets of Second Holding, amounted to approximately $751,000 and $930,000 for the years ended December 31, 2004 and 2003, respectively. Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company's investment in Clairborne Fordham, which is accounted for on the equity method, was approximately $453,000 (liquidation basis) and approximately $2,190,000 (going concern basis) at December 31, 2005 and 2004, respectively.

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

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which at that time included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to December 31, 2004, Clairborne Fordham sold the retail space and three residential units and realized approximately $8,677,000 of net proceeds before the $2,000,000 payment to the former owner. Clairborne Fordham distributed approximately $5,655,000 to the venture members including approximately $566,000 to the Company during the period September 15, 2004 to December 31, 2004. Undistributed proceeds were retained by Clairborne Fordham for working capital purposes. During the year ended December 31, 2005, Clairborne Fordham sold the parking garage and 13 residential units for aggregate net proceeds of approximately $26,812,000, of which approximately $2,645,000 was distributed to the Company during 2005. Clairborne Fordham intends to continue the orderly sale of the remaining two residential units in 2006.

The following table details the Company's share of income from Clairborne Fordham:

	For the Period January 1 to November 17,	For the Years Ended December 31,
	2005	2004	2003
Contractual interest from Mezzanine Loan	$--	$--	$269,000
Additional interest income pursuant to the October
2003 amended loan agreement	--	314,000	136,000
Net income from sales of components and operations
subsequent to the September 15, 2004 transaction	702,000	198,000	--

	$702,000	$512,000	$405,000

Other Investments

Reis, Inc.

The Company has direct and indirect equity investments in Reis, a real estate information and database company, which provides real estate market information to institutional investors. At December 31, 2005, the carrying amount of the Company's aggregate investment in Reis was approximately $20,000,000 (liquidation basis - see below). The investment represents approximately 21% of Reis' equity on an as converted basis at December 31, 2005. Such investment, which had previously been accounted for on a cost basis, amounted to approximately $6,790,000 at December 31, 2004. The adjustment to report Reis at estimated net realizable value is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

As of March 13, 2006, Reis is currently considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis is sold at that amount, the Company will receive approximately $20,000,000 of proceeds, subject to escrow holdbacks. While these potential sale proceeds are now reflected in the Company's net realizable value presentation, there is no assurance that this transaction will be consummated. There is no assurance that if this current transaction is not consummated that Reis will sell the company to another party at the same price or at all.

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

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidates Wellsford Mantua at December 31, 2005 and 2004. The Company's investment in Wellsford Mantua was approximately $666,000 (liquidation basis) and approximately $533,000 (going concern basis) at December 31, 2005 and 2004, respectively.

Residential Activities

Palomino Park

The Company has been the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units were operated as rental property until they were sold in November 2005 (see below). The 264 unit Silver Mesa phase was converted into condominiums (sales commenced in February 2001 and by August 2005 the Company had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project. At December 31, 2005, the Company had a 92.925% interest in the final phase of Palomino Park and a subsidiary of EQR owned the remaining 7.075% interest. At December 31, 2004, the Company's interest was 85.85% and EQR's interest was 14.15%.

With respect to EQR's 14.15% interest at December 31, 2004 in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed in October 2005. Aggregate distributions from the subsidiary corporation's available cash and sales proceeds of approximately $4,080,000 were made to EQR during 2005.

In November 2005, the Company sold the Blue Ridge, Red Canyon and Green River rental phases for $176,000,000 to a national financial services organization and realized a gain of approximately $57,202,000 after EQR's interest, specific bonuses paid to executives of the Company related to the sale and estimated state and Federal taxes. This amount is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation. The Company repaid an aggregate of approximately $94,035,000 of mortgage debt and paid approximately $4,600,000 of debt prepayment costs from the sale proceeds, among other selling costs.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. A five-year letter of credit from Commerzbank AG had secured the Palomino Park Bonds and a subsidiary of EQR had guaranteed Commerzbank AG's letter of credit. The Company retired the $10,405,000 balance of this obligation prior to the expiration of the letter of credit and EQR's guarantee in May 2005.

In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,600,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage had a maturity of December 2007 and bore interest at a fixed rate of 6.92% per annum. Principal payments were based on a 30-year amortization schedule.

In November 1998, Phase II, the 304 unit phase known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, the Company acquired the Red Canyon improvements and the related construction loan was repaid with the proceeds of a $27,000,000 permanent loan (the "Red Canyon Mortgage") secured by a first mortgage on Red Canyon. The Red Canyon Mortgage had a maturity of December 2008 and bore interest at a fixed rate of 6.68% per annum. Principal payments were based on a 30-year amortization schedule.

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

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and by August 2005 all of the 264 units were sold. The following table provides information regarding sales of Silver Mesa units:

	For the Years Ended December 31,					Project
	2005	2004	2003	2002	2001	Totals
Number of units sold	2	53	56	48	105	264
Gross proceeds	$488,000	$12,288,000	$12,535,000	$10,635,000	$21,932,000	$57,878,000
Principal paydown on Silver
Mesa Conversion Loan	$--	$--	$4,318,000	$9,034,000	$18,648,000	$32,000,000

As the Company sold Silver Mesa units, rental revenue, the corresponding operating expenses and cash flow from the units being rented diminished. Rental revenue from the Silver Mesa phase was approximately $51,000 and $702,000 for the years ended December 31, 2004 and 2003, respectively.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage had a maturity of March 2013 and bore interest at a fixed rate of 5.45% per annum. Principal payments were based on a 30-year amortization schedule. The proceeds of the Green River Mortgage were used to repay the construction loan for the Green River phase.

In 2004, the Company commenced the development of the final phase of Palomino Park known as Gold Peak. Gold Peak will be comprised of 259 condominium units to be built in three sections on the remaining 29 acre land parcel at Palomino Park. At December 31, 2005, there were 84 Gold Peak units under contract with nominal down payments. Gold Peak unit sales commenced in January 2006.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum and mature in November 2006 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower (the "Gold Peak Mortgage"). The balance of the Gold Peak Mortgage was approximately $11,575,000 at December 31, 2005. Principal repayments will be made as units are sold. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Other Developments

East Lyme

The Company has a 95% ownership interest as managing member of a venture which owns 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale ("East Lyme"). The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. The completion of additional homes and closings of initial sales are expected to occur in 2006.

After purchasing the land, the Company executed an agreement with a homebuilder (the "Homebuilder") who will construct and sell the homes for this project and is a 5% partner in the project along with receiving other consideration. The Company extended a loan to the Homebuilder of $157,500 at a rate of 6% per annum which was used by the Homebuilder to finance one-half of his 5% investment in East Lyme. The loan matures upon the termination of the development agreement.

The Company obtained construction financing in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company's option upon satisfaction of certain conditions being met by the borrower (the "East Lyme Construction Loan"). The balance of the East Lyme Construction Loan was approximately $7,226,000 and $361,000 at December 31, 2005 and 2004, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase from the seller of the initial East Lyme land parcel a contiguous parcel of land which can be used to develop 60 single family homes and subsequently acquired the parcel in November 2005 for $3,720,000, including future costs which were the obligation of the seller (the "East Lyme Land"). The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture ("Claverack") that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell custom designed homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots to 49 lots, improve the land, obtain construction financing and construct and sell single family homes. The completion of initial homes and closings of initial sales are expected to occur in 2007.

Claverack is capitalized with $3,000,000 of capital, the Company's share of which was contributed in cash and the 25% partner's contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and had a maturity of February 2010 (the "Claverack Mortgage")). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire the Claverack Mortgage and will be used to construct a custom design model home during 2006 until permanent construction financing is obtained (the "Claverack Construction Loan"). The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $449,000 at December 31, 2005.

On January 13, 2006, the Claverack partners contributed additional capital aggregating approximately $701,000, of which the Company's share was approximately $526,000.

Beekman

In February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units (collectively, "Beekman"). The Company's $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties including that the governmental approval and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Company's Chairman and former President, or a company in which they have ownership interests, at the greater of the Company's costs or appraised values. On January 27, 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project at the Company's aggregate cost of approximately $1,297,000. This was accomplished through a sale of the entities that owned the Beekman project.

Segment Financial Information

See Footnote 11 to the Company's consolidated financial statements for additional information regarding the Company's segments.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. The risks can generally be divided into three categories: risks relating to the Plan; risks relating to our properties and assets; and risks relating to our organization and structure. In addition to other information contained or incorporated into this Form 10-K, the following is a discussion of the risk factors that we believe are material at this time. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders pursuant to the Plan.

Risks related to the Plan

Following the approval of the Plan by our stockholders on November 17, 2005, we completed the sale of our largest asset, the three residential rental phases of Palomino Park for $176,000,000 and on December 14, 2005, made an initial liquidating distribution of $14.00 per share to our stockholders. We cannot assure our stockholders of the timing, nature or amount of any further liquidating distributions.

If our stockholders believe that we will be unable to complete our Plan in a timely manner or if liquidating distributions do not meet current estimates, the market price of our common stock may decline. Further, if we make additional liquidating distributions to our stockholders, our stock price will decline and our common shares will likely become less liquid.

As a result of the adoption of the Plan, our basis of accounting has changed from the going-concern basis to that of the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of assets and the costs associated with carrying out the Plan and dissolution based on certain assumptions. At December 31, 2005, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $56,569,000, or $8.74 per share based upon 6,471,179 common shares outstanding at December 31, 2005. The actual values and costs associated with carrying out the Plan are expected to differ from this amount because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation in the accompanying Statement of Net Assets in Liquidation does not incorporate a present value discount except for projects under development. Accordingly, it is not possible to predict the aggregate amount which will ultimately be distributable to stockholders and no assurance can be given that the aggregate amount of liquidating distributions will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Company's common stock has traded or is expected to trade in the future.

Generally, equity and debt real estate investments are relatively difficult to buy and sell quickly. In addition, as a result of the adoption of the Plan, potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets. We cannot predict how these factors and changes in local real estate markets and the national economy or other factors may affect the prices that we can obtain from the sales of single family homes and condominiums in the liquidation process or the timing of such sales.

The actual amount available for liquidating distributions to our stockholders could be more or less than anticipated or could be delayed, depending on a number of other factors including (i) unknown liabilities or claims, (ii) unexpected or greater or lesser than expected expenses, and (iii) greater or lesser than anticipated net proceeds of asset sales. In addition, if we sold the land at East Lyme to another developer, or our joint venture interest in Claverack to our partner in that venture, the net proceeds from such a sale or sales may be less than the net proceeds that could have been received from the sale of completed residential units.

The timing and amount of interim liquidating distributions (if any) and final liquidating distributions will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution. Subsequent liquidating distributions could be made after the Company has been dissolved and its assets and liabilities have been transferred to a liquidating trust.

The Board may abandon the Plan without further stockholder approval. Furthermore, the Board may modify the Plan as necessary, but any material amendment requires stockholder approval. Thus, we may decide to conduct the liquidation differently than as previously described, to the extent we are permitted to do so by Maryland law.

Historically, our stock has been thinly traded. In the absence of an active public trading market, an investor may be unable to sell his or her common shares. Moreover, as a result of the adoption of the Plan, our common shares may no longer be eligible for listing on the American Stock Exchange ("AMEX"). Being delisted by the AMEX would further decrease the market demand and liquidity for, and price of, our common shares.

Under Maryland law, certain obligations or liabilities imposed by law on our stockholders, directors, or officers cannot be avoided by the dissolution of a company. For example, if we make liquidating distributions to our stockholders without making adequate provisions for payment of creditors' claims, our stockholders would be liable to the creditors to the extent of the unlawful distributions. The liability of any stockholder is, however, limited to the amounts previously received by such stockholder from us (and from any liquidating trust). Accordingly, in such event, a stockholder could be required to return all liquidating distributions previously made to such stockholder and a stockholder could receive nothing from us under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received as a liquidating distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated the size of our contingency reserve and liquidating distributions to our stockholders have already been made, our stockholders may be required to return some or all of such liquidating distributions.

We intend to close our transfer books on the date on which we file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland (the "Final Record Date"). The Final Record Date is currently anticipated to be approximately 36 months after the approval of the Plan by our stockholders, which occurred on November 17, 2005, or such other time as our Board transfers all of our remaining assets into a liquidating trust. At that time, your common shares in the Company will be converted to interests in a liquidating trust which are likely to be non-transferable except in certain limited circumstances.

At any time, we may transfer to a liquidating trust any assets not sold or distributed, subject to outstanding liabilities (as previously disclosed). If a liquidating trust were established, we would distribute to the then holders of our common shares interests in the liquidating trust in proportion to the number of common shares owned by such stockholders. The distribution would be a taxable event to stockholders who are subject to U.S. income tax, and there is not likely to be an accompanying distribution of cash or other assets with which to satisfy the resulting tax liability. A gain would be recognized to the extent the value of such liquidating distribution (based on the Company's net assets at such time) is greater than such stockholder's basis in their common shares. In addition, such stockholders would be treated as the owners of a pro rata portion of each asset received by and held by the liquidating trust and would be required to take into account in computing taxable income a pro rata share of each item of income, gain and loss of the liquidating trust. Such stockholders would also recognize taxable gain or loss when all or part of their pro rata portion of an asset is disposed of for an amount greater or less than their pro rata portion of the tax basis of such asset at the time of its disposition.

Historically, extraordinary corporate actions, such as the Plan, often lead to securities class action lawsuits being filed against a company. At March 13, 2006, we were not aware of any pending securities class action lawsuits relating to the Plan. However, in the event such litigation should occur, it is likely to be expensive and, even if we ultimately prevail, the process will be time consuming and will divert management's attention from implementing the Plan and otherwise operating our business. If we do not prevail in any such lawsuit, we may be liable for damages, the validity of our stockholder's approval of the Plan may be challenged, or we may be unable to complete some transactions that we contemplate as part of the Plan. We cannot predict the outcome or the amount of expenses and damages but the amounts could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders.

Risks related to our properties and assets

The value of our real estate assets are subject to certain risks applicable to our assets and inherent in the real estate industry which, if they materialize, could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders and include:
o	downturns in the national, regional and local economies where our properties are located;
o	macroeconomic as well as specific regional and local market conditions;
o	competition from other for-sale housing developments;
o	local real estate market conditions, such as oversupply of, or reduction in demand for, residential homes and condominium units;
o	increased operating and construction costs, including insurance premiums, utilities, building materials, labor and real estate taxes;
o	increases in interest rates; and
o	cost of complying with environmental, zoning, and other laws.

We currently intend to continue to develop residential projects at Gold Peak, East Lyme and Claverack, through the subdivision, construction, and sale of condominium units or single family homes. Alternatively, or in combination, we may sell the East Lyme projects to another developer and sell our joint venture interest in Claverack to our partner in that venture, thus foregoing potential development profits associated with these properties. Our development and construction activities give rise to additional risks, which, if they materialize, could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders and include:

o	the possibility that we may abandon development opportunities after expending significant resources to determine feasibility;
o	the possibility that we may not obtain construction financing on reasonable terms and conditions or an increased number of building lots for the Claverack project, which would affect the number of single family homes we can build and sell;
o	the possibility that development, construction, and the sale of our projects, may not be completed on schedule resulting in increased debt service expense, construction costs and general and administrative expenses;
o	the inability to obtain, or costly delays in obtaining, zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could delay or prevent commencement of development activities or delay completion of such activities;
o	the fact that properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold;
o	increases in the cost of construction materials; and
o	the inability to obtain proceeds from borrowings on terms financially advantageous to us or raise alternate equity capital.

Risks associated with the sale of properties which, if they materialize, could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders and include:
o	lack of demand by prospective buyers;
o	inability to find qualified buyers;
o	inability of buyers to obtain satisfactory financing;
o	lower than anticipated sale prices; and
o	the inability to close on sales of properties under contract.
Furthermore, our estimate of the total liquidation value of the Company assumes a sale of Reis. As of March 13, 2006, Reis is currently considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis is sold at that amount, the Company will receive approximately $20,000,000 of proceeds, subject to escrow holdbacks. While these potential sale proceeds are now reflected in the Company's net realizable value presentation, there is no assurance that this transaction will be consummated. There is no assurance that if this current transaction is not consummated that Reis will sell the company to another party at the same price or at all. Separately, we only own a minority interest in Reis and therefore, we have no control over whether or when a sale would take place or at what price. It is likely that if we sold our interest in Reis outside of the context of the sale of Reis as an entity to a third party, we would receive a substantially discounted purchase price to reflect the fact that our interest represents a minority interest and is relatively illiquid. Any attempt to sell our interest independently of concurrent sales by other Reis stockholders may be restricted or impeded as a result of agreements made among Reis's stockholders or with Reis. These provisions may also decrease the value of the interest being sold. Furthermore, a portion of our ownership interest in Reis is through an entity in which we have two partners, all of whom must consent to any disposition of assets owned by that entity.

We have current and future obligations to creditors. Claims, liabilities and expenses from operations (such as operating costs, salaries, bonus and retention payments, directors' and officers' insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred through the liquidation process. As part of this process, we will attempt to satisfy any obligations with creditors remaining after the sale of our assets. These expenses will reduce the amount of assets available for ultimate distribution to our stockholders. To the extent our liabilities exceed the estimates that we have made, the amount of liquidating distributions to our stockholders will be reduced.

Some of our development projects have incurred, and may incur, debt, in which case a third party lender would be entitled to cash flow generated by such investments until such debt is repaid. As a result of such borrowings, we would be subject to certain risks normally associated with debt financing which, if they materialize, could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders, including the risk that cash flow from sales of homes or condominium units will be insufficient to meet required payments of principal and interest, the risk that existing debt will not be able to be refinanced, the risk that the terms of such refinancings will not be as favorable to us and the risk that we will not be able to obtain modifications to increase borrowing capacity on existing construction loans. Such borrowings will increase the risk of loss on an investment which utilizes borrowings. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the security for such loan.

We currently have, and may incur additional indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which may have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders. The Company has limited its exposure to existing variable rate debt by purchasing interest rate caps. The expiration dates of these interest rate caps occur before the estimated completion dates of the construction.

Our debt obligations may require us to comply with a number of financial and other covenants on an ongoing basis. Some of those obligations may restrict our ability to make liquidating distributions to our stockholders, incur additional debt and engage in certain transactions and make certain types of investments and take other actions. In other cases, failure to comply with covenants may limit our ability to borrow funds or cause a default under one or more of our then existing loans, possibly causing acceleration of the unpaid principal balance.

Neither our organizational documents nor those of entities in which we invest contain any limitation on the amount of debt incurred. Accordingly, we and such entities could incur significant amounts of debt, resulting in increases in debt service payments which could increase the risk of default on indebtedness.

We have co-invested with third parties through partnerships, joint ventures or other entities including ventures where decisions require shared approval with third parties. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks that would not be present were a third party not involved, including: the possibility that our partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions; that such partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals; that such partners or co-venturers may be in a position to take action contrary to our instructions, requests, policies or objectives; we cannot agree with our partners on the sale of properties; and we will not be able to exercise sole decision-making authority. In addition, we may in certain circumstances be liable for the actions of third- party partners or co-venturers.

Uninsured and underinsured losses may affect the value of our properties or assets. There are certain types of losses, such as losses resulting from wars, terrorism, earthquakes, floods, hurricanes or other acts of God that may be uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to that property or asset.

Properties with environmental problems may create liabilities for us. Under Federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances at our properties, regardless of our knowledge or responsibility, simply because of current or past ownership or operation of the real estate by us or by a joint venture in which we have an interest. If certain environmental problems arise, we may have to make substantial payments which could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders. Costs associated with the foregoing could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or the failure to properly remediate contamination could have a material adverse effect on our ability to borrow against or sell an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. The one environmental problem of which we are aware relates to the East Lyme Land which was recently acquired. The land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at December 31, 2005.

Our properties are subject to various Federal, state and local regulatory requirements, such as state and local fire and life safety requirements and the Americans with Disabilities Act. If we fail to comply with these requirements, we could incur fines or be subject to private damage awards. Compliance with requirements may require significant unanticipated expenditures by us. Such expenditures could have a material adverse effect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders.

Risks related to our organization and structure

We are dependent on key personnel. Jeffrey H. Lynford has been Chairman of the Board since our formation in 1997. He has also been our President and Chief Executive Officer since April 1, 2002. Mr. Lynford's employment agreement with us expires December 31, 2007. We also depend on the services of David M. Strong, our Senior Vice President for Development, specifically with respect to the Gold Peak project. Mr. Strong's employment agreement with us expires on December 31, 2007. The loss of the services of either Mr. Lynford or Mr. Strong could have a material adverse effect on our business, including the terms and conditions under which we dispose of our assets and continued availability of bank loans, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders. Furthermore, Mr. Lynford's contract provides that since the Company has disposed of all or substantially all of two of its business units, he is no longer required to devote substantially all of his time, attention and energies during business hours to the Company's activities. He may now perform services for and engage in business activities with other persons so long as such services and activities do not prevent him from fulfilling his fiduciary responsibilities to the Company. As previously described herein, on January 27, 2006, a company which is owned by Mr. Lynford and others acquired the Beekman project from the Company. Our business operations and ability to complete the Plan in a timely manner and sell our assets for the estimated proceeds could be negatively impacted if we are unable to retain the services of Messrs. Lynford and Strong, as well as other key personnel, or hire suitable replacements.

Mr. Lynford and Mr. Lowenthal, one of our directors, may have conflicts of interest. Mr. Lynford is the brother of Lloyd Lynford, a stockholder, director and the President of Reis. Mr. Lowenthal has served on the board of directors of Reis since the third quarter of 2000.

Our Board is divided into three classes, each consisting of one to three directors. The directors in each class serve for a three-year term with staggering expirations. This staggering may discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

Our charter authorizes the Board to establish one or more series of preferred shares and the preferences and other terms of such series. Although the Board has no intention to do so, it could issue a series of preferred shares that could impede or prevent a merger, tender offer or other transaction that some, or a majority, of our stockholders might believe to be in their best interest.

Under Maryland law, certain "business combinations" (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns ten percent or more of the voting power of the corporation's shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Our Board has exempted from the Maryland statute any business combinations with Messrs. Lynford and Lowenthal or any of their affiliates or any other person acting in concert or as a group with any of such persons and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between such persons and us.

Currently, we believe that either we are not within the definition of "investment company" as that term is defined under the Investment Company Act of 1940 (the "1940 Act") or, alternatively, may rely on one or more of the 1940 Act's exemptions. We intend to continue to conduct our operations in a manner that will exempt us from the registration requirements of the 1940 Act. If we were deemed to be an investment company because of our investment securities holdings, we must register as an investment company under the 1940 Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase our operating costs. Such changes could have a material adverse affect on our business, results of operations and financial condition and the timing and amount of liquidating distributions to our stockholders.

The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, aggregating approximately $61,100,000 at December 31, 2005, which expire in the years 2007 through 2024 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code ("Section 382"). Ownership changes as set forth in Section 382 may have occurred during 2005. Any limitation on the utilization of NOLs may be mitigated as a result of recognizing any net unrealized built-in gains that existed at ownership change dates. If the Company determines that such a change in ownership did occur during 2005, there would not be a material impact to the accompanying consolidated financial statements.

Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.

The following property information is presented by SBU.

Debt and Equity Activities

Clairborne Fordham

On September 15, 2004, Clairborne Fordham obtained title to the remaining unsold components of Fordham Tower and at December 31, 2004, these components consisted of 15 residential units and the 188 space parking garage. Only two residential units remain unsold at December 31, 2005. Clairborne Fordham intends to continue the orderly sale of the remaining two residential units in 2006.

Wellsford Mantua

The Company, through its investment in Wellsford Mantua, has an investment in the form of a loan secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land.

Residential Activities

The Company owns or has ownership interests in the following residential development projects at December 31, 2005:

Property/Location	Year Acquired	Units Currently Zoned For	Expected Initial Delivery of Completed Units	Type	Encumbrance
Gold Peak/Denver, CO (A)	1999	259	2006	Condominiums	$11,575,000

The Orchards/East Lyme, CT	2004	101	2006	Single	$7,226,000
				family home
East Lyme Land/East Lyme, CT	2005	60 (B)	--	Single family	N/A
				home lots
The Stewardship/Claverack, NY	2004	6 (C)	2008	Single	N/A
				family home
Custom design homes/Claverack, NY	2004	7 (C)	2007	Single	$449,000
				family home
Poughquag Condominiums/ Beekman, NY	2005	(D)	(D)	Condominium	N/A

(A)	At December 31, 2005, there were 84 units under contract with nominal down payments. Initial unit deliveries commenced in January 2006.
(B)	The East Lyme Land is contiguous to the previously purchased East Lyme property.
(C)	The Claverack project is two land parcels aggregating 300 acres. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell custom designed homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots to 49 lots, improve the land, obtain construction financing and construct and sell single family homes.
(D)	As a result of various uncertainties including that the governmental approval and development processes may take an indeterminate period and extend beyond December 31, 2008, the Beekman interests were sold in January 2006.

Item 3.	Legal Proceedings.
The Company is not presently a party in any material litigation.
Item 4.	Submission of Matters to a Vote of Security Holders.

On November 17, 2005, the Company held its annual meeting of stockholders. A total of 6,408,951 common shares, representing approximately 99% of the 6,467,639 common shares outstanding and entitled to vote (including 169,903 class A-1 common shares), as of the record date (October 11, 2005) were represented in person or by proxy vote and constituted a quorum. The Company's common shares and class A-1 common shares are herein referred to as the "common shares" or "common stock."

At the meeting, the stockholders approved the Plan, by the affirmative vote of 5,003,794 common shares, thereby authorizing the Board to liquidate all of the Company's assets and, after making the necessary and appropriate reserves against liabilities, make distributions of the proceeds of the liquidation to the Company's stockholders and dissolve the Company. Votes cast against the proposal were 2,329 common shares and 2,093 common shares abstained from voting.

At the meeting, Douglas Crocker II, Mark S. Germain and Jeffrey H. Lynford were elected as directors to serve terms of three years expiring at the 2008 annual meeting of stockholders or, until their respective successors are duly elected and qualify. These elected directors join the following existing directors until their terms expire: Bonnie R. Cohen and Meyer "Sandy" Frucher, whose terms expire in 2006 and Edward Lowenthal whose term expires in 2007. The following table details the voting results for each director at the November 17, 2005 annual meeting.

	Affirmative Votes	Votes Withheld
Douglas Crocker II	6,260,969	147,982
Mark S. Germain	6,281,288	127,663
Jeffrey H. Lynford	6,260,931	148,020

The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005 by the affirmative vote of 6,406,823 common shares. Votes cast against the proposal were 278 common shares and 1,850 common shares abstained from voting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common shares are traded on the AMEX under the symbol "WRP". The approximate number of holders of record of the common shares and class A-1 common shares were approximately 400 and 1, respectively, as of December 31, 2005. On January 25, 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to common shares. The high and low closing sales prices for the common shares on the AMEX and the dividends declared for the years ended December 31, 2005 and 2004 are as follows:
	2005			2004
Quarter	High	Low	Dividends	High	Low	Dividends
First	$15.00	$13.85	None	$19.50	$16.51	None
Second	$17.83	$13.91	None	$18.50	$15.25	None
Third	$19.23	$17.70	None	$15.90	$14.63	None
Fourth	(A)	(A)	See below	$16.00	$14.42	None

(A)	On December 15, 2005, the Company's stock began trading ex-dividend after a $14.00 per share initial liquidating distribution. The high and low closing prices of the common shares from October 1, 2005 to December 14, 2005 were $19.85 and $18.81, respectively, and from December 15, 2005 to December 31, 2005 were $6.00 and $5.70, respectively.

Dividends The Company made its initial liquidating distribution of $14.00 per share on December 14, 2005. The Company did not declare or distribute any other dividends during 2005 or 2004.

Securities Authorized for Issuance Under Equity Compensation Plans The following table details information for each of the Company's compensation plans at December 31, 2005:

	Number of Securities to be Issued upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Rollover Stock Option Plan	245,103	$20.60	170,845
1997 Management Incentive Plan	151,437	$21.44	240,464
1998 Management Incentive Plan	124,125	$17.13	353,574

	520,665	$20.02	764,883
Equity compensation plans not approved by stockholders	--	$--	--

Total	520,665	$20.02	764,883

For additional information regarding the Company's stock option plans, including an increase in the number of options and a decline in their exercise prices as a result of the initial liquidating distribution, and other adjustments, see Footnote 9 to the Company's consolidated financial statements.

Issuer Purchases of Equity Securities

Pursuant to the Plan, the Company may repurchase common shares.

Item 6.	Selected Financial Data.
The following tables set forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements included as a separate section of this annual report on Form 10-K starting at page F-1. As further described in Notes 1 and 2 in the accompanying consolidated financial statements, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. Information prior to that date is presented on the going concern basis of accounting.

(amounts in thousands, except per share data)	Consolidated Statement of Changes in Net Assets (Liquidation Basis)	Summary Consolidated Statement of Operations Data (A) (Going Concern Basis)
	For the Period November 18 to	For the Period January 1 to	For the Years Ended December 31,
	December 31, 2005	November 17, 2005	2004	2003	2002	2001
Net assets in liquidation -
November 18, 2005	$146,889
Distributions to stockholders (H)	(90,597)
Exercise of stock options	56
Operating income	221

Changes in net assets in liquidation	(90,320)

Net assets in liquidation -
December 31, 2005	$56,569

Revenues		$14,710	$27,649	$35,602	$30,512	$40,166
Costs and expenses (B) (C)		(23,623)	(37,580)	(37,903)	(33,750)	(45,559)
Income (loss) from joint ventures(D)(E) (F)		11,850	(23,715)	(34,429)	(209)	4,564
Minority interest benefit (expense)		172	88	85	43	(283)

Income (loss) before income taxes,
Convertible Trust Preferred
Securities and discontinued
operations		3,109	(33,558)	(36,645)	(3,404)	(1,112)
Income tax (expense) benefit (F)		(91)	130	(7,135)	1,322	(513)
Convertible Trust Preferred
Securities distributions, net
of tax benefit of $720 in
2002 and 2001 (C)		--	--	(2,099)	(1,380)	(1,380)

Income (loss) from continuing
operations		3,018	(33,428)	(45,879)	(3,462)	(3,005)
Income from discontinued
operations, net of taxes(G)		--	725	20	90	280

Net income (loss)		$3,018	$(32,703)	$(45,859)	$(3,372)	$(2,725)

Per share amounts, basic and diluted:
Income (loss) from continuing
operations		$0.47	$(5.17)	$(7.11)	$(0.53)	$(0.42)
Income from discontinued
operations (G)		--	0.11	--	0.01	0.04

Net income (loss)		$0.47	$(5.06)	$(7.11)	$(0.52)	$(0.38)

Cash dividends declared per common
share (H)	$14.00	$--	$--	$--	$--	$--

Weighted average number of common
shares outstanding:
Basic		6,468	6,460	6,454	6,437	7,213

Diluted		6,470	6,460	6,454	6,437	7,213

See footnotes to table on next page.

Selected Financial Data (continued)

	Consolidated Net Assets in Liquidation (Liquidation Basis)	Summary Consolidated Balance Sheet Data (Going Concern Basis)
	December 31,
	2005	2004	2003	2002	2001
Real estate assets, at cost	$--	$151,275	$147,357	$156,676	$164,916
Accumulated depreciation	--	(21,031)	(16,775)	(12,834)	(9,386)
Real estate assets under development,
at estimated value	44,233	--	--	--	--
Notes receivable	158	1,190	3,096	28,612	34,785
Assets held for sale (G)	--	--	2,335	6,256	5,844
Investment in joint ventures	20,453	13,985	53,760	94,181	95,807
Cash and cash equivalents	41,027	65,864	55,378	38,582	36,092
Investments in U.S. Government
securities	--	27,551	27,516	--	--
Total assets, at cost	--	254,637	285,827	332,775	345,838
Total assets, at estimated value	126,670	--	--	--	--
Reserve for estimated costs during the liquidation period	24,057	--	--	--	--
Mortgage notes payable	19,250	108,853	109,505	112,233	121,731
Debentures (C)	--	25,775	--	--	--
Convertible Trust Preferred
Securities (C)	--	--	25,000	25,000	25,000
Total shareholders' equity	--	98,783	131,274	176,567	178,079
Net assets in liquidation	56,569	--	--	--	--

Other balance sheet information:
Common shares outstanding	6,471	6,467	6,456	6,451	6,405

Equity per share		$15.28	$20.33	$27.37	$27.80

Net assets in liquidation per share	$8.74

(A)	See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations for significant changes in revenues and expenses of the Company.
(B)	Includes a restructuring charge of $3,527 during the year ended December 31, 2001, with no similar charges in other periods presented.
(C)	During the first quarter of 2004, the Company de-consolidated the entity that issued the Convertible Trust Preferred Securities as required by the Financial Accounting Standards Board Interpretation No. 46R ("FIN46R"). Accordingly, the Company presents the $25,775 of Debentures instead of $25,000 of Convertible Trust Preferred Securities on its balance sheet at December 31, 2004. The expense for the Debentures of approximately $824 and $2,100 is included with interest expense as a component of costs and expenses for the period January 1, 2005 to November 17, 2005 and the year ended December 31, 2004, respectively, instead of as distributions, net of tax benefit as it had been presented for the years ended December 31, 2003, 2002 and 2001. In April 2005, the Company completed the redemption of the Debentures.
(D)	During 2005, the Company realized income of $11,148 from Wellsford/Whitehall including a $5,986 gain on redemption of its interest and approximately $6,000 from its share of net gains from property sales.
(E)	The loss in the 2004 period is primarily attributable to (i) a $9,000 impairment charge recorded by the Company at September 30, 2004 related to the sale of its interest in Second Holding, (ii) the Company's net $6,606 share of a write-down of one of Second Holding's investments during the first quarter of 2004 and (iii) the Company's share of losses aggregating $10,437 from Wellsford/Whitehall.
(F)	During the fourth quarter of 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700 related to 12 assets in the portfolio. The Company's share of this impairment charge was approximately $37,377 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company's books of approximately $2,644 related to Wellsford/Whitehall and determined at that time that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680 in the fourth quarter of 2003.
(G)	Relates to the classification of two properties in the Debt and Equity Activities SBU as a discontinued operation effective as of June 30, 2003.
(H)	Initial liquidating distribution.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

Plan of Liquidation

On May 19, 2005, the Company's Board approved the Plan and on November 17, 2005, the Company's stockholders adopted the Plan. The Plan contemplates the orderly sale of each of the Company's remaining assets, which are either owned directly or through the Company's joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.

The Company currently contemplates that approximately 36 months after the approval of the Plan any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed.

After the approval of the Plan by the stockholders, the Company completed the sale of its largest asset, the three residential rental phases of its Palomino Park project for $176,000,000. On December 14, 2005, the Company made the initial liquidating distribution of $14.00 per share, aggregating approximately $90,597,000, to its stockholders.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company's financial statements are presented on the going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

The following paragraphs summarize certain of the material actions and events which have occurred regarding the Plan and certain decisions of the Board.

In March 2004, the Company reported that the Board authorized and retained the financial advisory firm, Lazard Ltd, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. Such alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent. On May 19, 2005, after consideration of the alternatives available, the Company announced that its Board approved the Plan.

In March 2005, the Board authorized the marketing of the three residential rental phases of Palomino Park. In the second quarter of 2005, the Company engaged a broker to market these phases. In August 2005, the Company entered into an agreement to sell these phases for $176,000,000, subject to, among other things, stockholder approval of the Plan. The sale closed on November 22, 2005.

The following transactions, which are consistent with the intent of the Plan, occurred prior to the November 17, 2005 adoption of the Plan by the stockholders: (i) in September 2005, the Company's interest in its Wellsford/Whitehall joint venture was redeemed for approximately $8,300,000, (ii) by May 2005, the Company retired $12,680,000 of tax exempt bond financing, (iii) in April 2005, the Company redeemed its outstanding $25,775,000 of Debentures and (iv) in November 2004, the Company received $15,000,000 for its interest in Second Holding.

On October 3, 2005, the Board met to review with management the cash distributions which the Company expected stockholders to receive in connection with the Plan in view of the recent redemption of the Company's interest in Wellsford/Whitehall, the impending sale of the three residential rental phases of Palomino Park and the recent decision for the Company to continue to incur the costs of operating as a public company through the liquidation period. As a result of the foregoing factors, the Board determined to increase by $0.50 per share, the range for the aggregate cash distributions it expects stockholders will receive as a result of the Plan from the previously announced range of $18.00 to $20.50 per share to $18.50 and $21.00 per share. The Board also estimated that the initial liquidating distribution would be $14.00 per share, which was at the high end of the previously estimated range of $12.00 and $14.00 per share. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005.

At December 31, 2005, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $56,569,000, or $8.74 per share based upon 6,471,179 common shares outstanding at December 31, 2005. This amount presents development projects at estimated net realizable value after giving effect to the discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes a reserve for future estimated general and administrative expenses and other costs during the liquidation. Estimated net realizable value reflects economic changes and various other changed circumstances over recent months. There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company (see the Liquidation Basis of Accounting disclosure below).

The timing and amount of interim liquidating distributions (if any) and final liquidating distributions will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

Selected Significant Accounting Policies

Management has selected the following accounting policies which it believes are significant in understanding the Company's activities, financial position and operating results.

Basis of Presentation

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation in the accompanying Statement of Net Assets in Liquidation, which except for projects under development, does not incorporate a present value discount. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Company's common stock has traded or is expected to trade in the future.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the adoption of the Plan (November 17, 2005) were adjusted to their estimated net realizable values and liabilities including the estimated costs associated with implementing the Plan were adjusted to estimated settlement amounts. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation at November 18, 2005 and December 31, 2005.

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon the Company's budgets for constructing and selling out the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units or homes. Sales prices have been determined in consultation with the respective third party company who is the sales agent for the project, where applicable. Costs and expenses are based upon the Company's budgets which have been reviewed with the third party construction company or joint venture partner. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects' planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios in which event the Company will make additional equity contributions. For one project, the Company has assumed that a construction loan will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds have been discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company's equity investment.

The East Lyme Land parcel acquired in November 2005 is stated at cost which is the current estimated net realizable value.

The Reis valuation amount is based upon offers Reis is currently considering from potential purchasers as of March 13, 2006. See Forward Looking Statements and Risk Factors for additional disclosure regarding the risks and uncertainties regarding Reis and the possible sale of that company.

Assets of the deferred compensation plan are included in restricted cash and investments and primarily stated at their respective market values and are equal to the related deferred compensation liability.

The Beekman assets are presented at the Company's aggregate cost which equals its net realizable value. On January 27, 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project for an amount equal to costs and expenses incurred by the Company.

Cash, deposits and escrow accounts are presented at face value. The Company's remaining assets, that the Company has determined to have a cash value, are stated at estimated net realizable value which is the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that have been valued on this basis include receivables, joint venture investments and other investments. All assets, other than as described above, were assigned no value at November 18, 2005 and December 31, 2005.

Mortgage notes and construction loans payable, construction payables and accrued expenses and other liabilities are stated at settlement amounts.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and the sale of Reis to a third party, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company's remaining assets. Also, the Company has not recorded any liability for any cash operating shortfall that may result at the projects under construction during the anticipated holding period because management currently expects that projected operating shortfalls could be funded from the operating profits overall from the sale of homes and condominium units and interest earned on invested cash. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	November 18, 2005	Transfers and Payments	December 31, 2005
Payroll, benefits, severance and
retention costs	$12,368,000	$405,000	$11,963,000
Professional fees	4,837,000	122,000	4,715,000
Other general and administrative costs	7,562,000	183,000	7,379,000

Total	$24,767,000	$710,000	$24,057,000

Going Concern Basis of Accounting

For all periods preceding the approval of the Plan on November 17, 2005, the Company's financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of the assets and liabilities as of December 31, 2004 and the historical results of operations related to the Company's assets and liabilities for the period from January 1, 2005 to November 17, 2005 and the years ended December 31, 2004 and 2003, as well as all preceding years.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries and include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss) and additional contributions or distributions through the adoption of the liquidation basis of accounting. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Variable Interests

During 2003, the Financial Accounting Standards Board issued Interpretation No. 46R "Consolidation of Variable Interest Entities." The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity ("VIE") under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The following table and footnotes identify the Company's VIEs:

	VIE at December 31,		Requires
Entity (a)	2005	2004	Consolidation
WRP Convertible Trust I	N/A	Yes	No (b)
Non-qualified deferred compensation trust	Yes	Yes	Yes (c)
Reis	Yes	Yes	No (d)
Second Holding	N/A	(e)	No (f)
Wellsford Mantua	Yes	Yes	Yes (g)
Claverack	Yes	Yes	Yes (h)
Beekman	Yes	Yes	No (i)

(a)	For additional information regarding these entities, see Footnotes 2 and 11 to the Company's consolidated financial statements.
(b)	The entity that issued the Convertible Trust Preferred Securities is a VIE, however, it is not appropriate to consolidate this entity under the provisions of FIN46R as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company's investment was funded by WRP Convertible Trust I, it is not considered to be at risk. Accordingly, the Company de-consolidated the entity during the first quarter of 2004. The entity ceased operations when the Convertible Trust Preferred Securities were redeemed in April 2005.
(c)	The non-qualified deferred compensation trust ("Rabbi Trust" or "Deferred Compensation Plan") is a VIE as it does not have its own equity. The Company is the primary beneficiary of the Rabbi Trust as the assets would be subject to attachment in a bankruptcy. The Company consolidated the assets and liabilities of the Rabbi Trust at December 31, 2005 and 2004, as well as for periods prior to the issuance of FIN46R as appropriate under other existing accounting literature.
(d)	Reis is a VIE because as of the last capital event for that entity in 2002 (the triggering event for VIE evaluation purposes), it was determined that Reis did not have sufficient capital to support its business activities at that time. Consolidation of Reis is not required by the Company as it would not be the primary beneficiary.
(e)	The Company sold its investment in Second Holding in November 2004.
(f)	Second Holding was a VIE at December 31, 2003, however, the Company was not the primary beneficiary because it would not expect that it would absorb a majority of Second Holding's probability-weighted expected losses, nor would it ever receive a majority of the residual returns. Therefore, consolidation was not required under FIN46R nor was consolidation appropriate under then existing accounting literature. The Company used the equity method of accounting to account for this investment.
(g)	Wellsford Mantua is a VIE as the venture does not have sufficient equity to support its operations as the Company provides 100% of the financing to this entity and the owners have deminimus equity in the entity. The Company is the primary beneficiary and consolidates this entity.
(h)	Claverack, an entity in which the Company owns a 75% interest in equity and profits (except if returns exceed 35% per annum as defined) is considered a VIE, since the original capital is insufficient to support its contemplated activities. Claverack is consolidated, even though the two members share business decisions equally, since the Company would be the primary beneficiary of profits or absorber of losses. At December 31, 2005, Claverack had $62,000 of restricted cash and was subject to $449,000 of construction debt which was jointly guaranteed by the Company and the principal of its joint venture partner.
(i)	Beekman is a VIE, however, since the Company's investment was a mortgage interest, the Company has no GAAP equity in the entity and would not be the primary bearer of losses, consolidation is not appropriate.

Real Estate, Other Investments, Depreciation, Amortization and Impairment

Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Costs incurred for significant repairs and maintenance that extend the usable life of the asset or have a determinable useful life are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company expensed all lease turnover costs for its residential units such as painting, cleaning, carpet replacement and other turnover costs as such costs were incurred.

Depreciation was computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements and two to twelve years for furnishings and equipment.

The Company has historically reviewed its real estate assets, investments in joint ventures and other investments for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment. Under the liquidation basis of accounting, the Company will evaluate the fair value of real estate assets owned and under construction and make adjustments to the carrying amounts when appropriate.

Revenue Recognition

Commercial properties were leased under operating leases. Rental revenue from office properties was recognized on a straight-line basis over the terms of the respective leases. Residential units were leased under operating leases with typical terms of six to fourteen months and such rental revenue was recognized monthly as tenants were billed. Interest revenue is recorded on an accrual basis. Fee revenues were recorded in the period earned, based upon formulas as defined by agreement for management services or upon asset sales and purchases by certain joint venture investments. Sales of real estate assets, including condominium units and single family homes, and investments are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting, including the liquidation basis of accounting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

Estimates

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

Changes in Net Assets and Results of Operations

Changes in net assets in liquidation from November 18, 2005 to December 31, 2005

During the period from November 18, 2005 through December 31, 2005, the Company realized operating income of $221,000 which primarily represents interest income earned from cash and cash equivalents offset in part by operating costs of properties under development.

On November 22, 2005, the Company completed the sale of its major asset, the three residential rental phases of the Palomino Park development for $176,000,000, before closing and other costs. At this time, the Company retired debt of approximately $94,035,000 and paid interest and debt prepayment costs of approximately $5,012,000.

On December 14, 2005, the Company made the initial liquidating distribution of $14.00 per common share, aggregating approximately $90,597,000, to its stockholders.

Comparison of January 1, 2005 through November 17, 2005 to the year ended December 31, 2004

The Company had net income of $3,018,000, or $0.47 per share for the period January 1, 2005 to November 17, 2005, whereas the Company had a net (loss) of $(32,703,000) or $(5.06) per share for the year ended December 31, 2004. The results for the 2005 period were positively impacted by the Company's share of income from the sale of properties by Wellsford/Whitehall during the second quarter of 2005 and the gain of approximately $5,986,000 from the redemption of the Company's interest in Wellsford/Whitehall. The loss in the 2004 period is primarily attributable to (i) a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to the sale of its interest in Second Holding, (ii) the Company's net $6,606,000 share of a write-down of one of Second Holding's investments during the first quarter of 2004 and (iii) the Company's share of losses aggregating $10,437,000 from Wellsford/Whitehall, including impairment provisions recorded at December 31, 2004 related primarily to classifying assets as held for sale and writing down the assets to expected selling prices, less closing costs ($7,419,000) and losses from operations ($3,307,000) net of net gains from 2004 asset disposition transactions ($289,000).

As described above, the Company sold its largest asset on November 22, 2005 and thereby ceased all rental operations, eliminating all rental income and property operating expenses, management, real estate taxes, depreciation and certain other costs for these assets. In addition, as described above, the liquidation basis of accounting requires the Company to establish a liability for all costs expected to be incurred in executing the Plan. Accordingly, effective November 18, 2005, all subsequent general and administrative costs incurred are charged against this liability.

Other than as described below, the Palomino Park sale and the adoption of the liquidation basis of accounting accounts for the differences between the 2005 period and the 2004 period.

The final two Silver Mesa condominium units were sold during the 2005 period. Revenue from these sales and the associated cost of sales were $488,000 and $386,000, respectively, during the 2005 period. During the 2004 period revenues from sales of residential units and the associated cost of sales from such units were $12,288,000 and $10,131,000, respectively, from 53 Silver Mesa unit sales. Closing of sales of individual homes and condominium units at the Company's East Lyme and Gold Peak development projects are expected to commence in 2006.

Interest revenue increased $354,000. Although the 2005 period reflects earnings through November 17, 2005, interest revenue was greater in 2005 primarily due to higher interest rates during that period.

Fee revenue decreased $279,000. The decrease is primarily attributable to fees earned from Second Holding in 2004 of $751,000, with no 2005 equivalent as this investment was sold in November 2004. This decrease was partially offset by an increase of $472,000 in asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales as such fees were $46,000 during 2004, as compared to fees of $518,000 earned in the 2005 period. As a result of the redemption of the Company's interest in Wellsford/Whitehall, fee revenue will no longer be earned by the Company.

Depreciation expense decreased $750,000. This decrease primarily relates to the impact of a full year's worth of depreciation expense on the Palomino Park assets in 2004 ($522,000) as well as the amortization related to the Clairborne Fordham venture recorded in the 2004 period ($170,000) and the write-off of unamortized Second Holding costs in November 2004 as a result of the sale of that investment, with no 2005 equivalent expense.

Interest expense for mortgages decreased $1,490,000. The decrease is primarily attributable to net capitalized interest of $974,000 in 2005 as compared to $489,000 in 2004 as the 2005 period includes interest capitalization on projects with construction financing and on the Company's invested capital as capitalization on these projects commenced in the later part of 2004. In addition, the outstanding principal balances with respect to the Palomino Park phases' amortizing loans were retired upon the sale of these assets in November 2005 ($653,000) as well as the $12,680,000 of Palomino Park Bonds during 2005 ($352,000).

Interest expense for Debentures decreased $1,276,000 as a result of the redemption in April 2005 ($1,512,000), offset in part by a write-off of the related balance of the unamortized deferred debt costs in excess of normal amortization ($236,000).

General and administrative expenses increased $614,000 based upon prorated 2004 expenses, primarily due to increases in salaries and incentive payments based upon contractual obligations, increases in accruals for legal and accounting based upon higher costs in these categories and transaction costs in excess of 2004 amounts to accomplish the Plan. Such increases were partially offset by reductions in certain other expense categories including the expensing of stock options for directors in the 2004 period with no such expense during the 2005 period.

The Company recognized income of $11,850,000 during the 2005 period from its joint venture investments as compared to a loss of $(23,715,000) in 2004. An analysis of the change follows:

	For the Period January 1 to November 17, 2005	For the Year Ended December 31, 2004	Increase
Wellsford/Whitehall (A) (B)	$11,148,000	$(10,437,000)	$21,585,000
Second Holding (C)	--	(13,790,000)	13,790,000
Clairborne Fordham	702,000	512,000	190,000

Income (loss) from joint ventures	$11,850,000	$(23,715,000)	$35,565,000

(A)	The 2005 period reflects an aggregate gain of approximately $5,986,000 upon redemption of the Company's 35.21% equity interest during September 2005 (for approximately $8,300,000 of proceeds) and receipt of $141,000 of additional proceeds in December 2005. Fifteen properties were sold during the 2005 period for a net gain of which the Company's share was approximately $6,000,000. Operations during the 2005 period were impacted by these sales.
(B)	The 2004 period was primarily impacted by (i) impairment provisions recorded at December 31, 2004 related primarily to classifying assets as held for sale and writing down the assets to expected selling prices, less closing costs ($7,419,000) and (ii) losses from operations ($3,307,000) net of (iii) net gains from 2004 asset disposition transactions ($289,000).
(C)	The loss for 2004 is the result of (i) a $12,930,000 net impairment charge taken by Second Holding (of which the Company's share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004 and (ii) a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to the ultimate sale of its interest in the venture in November 2004.

Income tax expense of $91,000 in the 2005 period is net of a net deferred tax credit of $109,000. The 2004 tax credit of $130,000 is after $300,000 of deferred tax credits. The current taxes relate to minimum state and local taxes based on capital.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from property in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The income from discontinued operations of $725,000 for the year ended December 31, 2004, is primarily attributable to the sale of the remaining property during April 2004, at which time the Company recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the nine months ended September 30, 2004, the sum of which aggregated $809,000. This amount was partially offset by the effect of state income taxes.

Comparison of the year ended December 31, 2004 to year ended December 31, 2003

The change in net (loss) per share, basic and diluted from a (loss) in 2003 of $(7.11) per share to a (loss) in 2004 of $(5.06) per share, is attributable to a current period (loss) of $(32,703,000), whereas in the 2003 period, the (loss) was $(45,859,000).

The loss in the 2004 period is primarily attributable to (i) a $9,000,000 impairment charge recorded by the Company at September 30, 2004 related to the sale of its interest in Second Holding, (ii) the Company's net $6,606,000 share of a write-down of one of Second Holding's investments during the first quarter of 2004 and (iii) the Company's share of losses aggregating $10,437,000 from Wellsford/Whitehall, including impairment provisions recorded at December 31, 2004 related primarily to classifying assets as held for sale and writing down the assets to expected selling prices, less closing costs ($7,419,000) and losses from operations ($3,307,000) net of net gains from 2004 asset disposition transactions ($289,000).

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

Fee revenue decreased $563,000. Asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales amounted to $46,000 during 2004, as compared to fees of $430,000 earned in the 2003 period. The Company's management fees for its role in the Second Holding investment decreased $179,000 for the 2004 period from the 2003 period. Fee revenue during the current period was impacted by changes in the amount of assets under management by Second Holding as a result of the 2004 decision not to purchase any new assets and allow the run-off of existing investments and by the sale of the Company's interest in the venture in November 2004.

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

Depreciation and amortization expense decreased $3,900,000. This decrease is primarily attributable to the Company expensing $4,021,000 of unamortized warrant costs in 2003, including the remaining unamortized balance of $2,644,000 which was written-off at December 31, 2003 in connection with the impairment charge recorded by Wellsford/Whitehall with no comparable expense in the 2004 period. The decrease is additionally impacted by no depreciation expense recorded on the Silver Mesa units as all of the units were transferred from operations to residential units available for sale during 2003 ($103,000), offset by additional amortization related to the Clairborne Fordham venture recorded during 2004 ($160,000) and the write-off of unamortized Second Holding basis differences of $68,000 upon the sale of the Company's investment in November 2004.

Aggregate interest expense increased $1,665,000. This increase is attributable to interest expense and deferred cost amortization on $25,775,000 of Debentures during the period ($2,100,000) as a result of the adoption of FIN46R and the de-consolidation of the Convertible Trust Preferred Securities, as previously described, whereas such expense was treated as a distribution in the 2003 period. The increase is also attributable to the Green River phase as the 2004 period includes interest for the entire period at a higher fixed rate on a larger average outstanding balance on the permanent financing, whereas during the 2003 period, there was a lower variable interest rate on a lower amount of construction financing until the permanent financing was in place in February 2003 ($62,000). In addition, the 2004 period had a higher average base interest rate on the Palomino Park Bonds as compared to the 2003 period ($50,000) due to rising interest rates during 2004. These increases were offset by lower average outstanding principal balances with respect to the other Palomino Park phases' loans ($60,000) and capitalized interest of $490,000 in 2004 with only $3,000 capitalized in the 2003 period. The Company began the capitalization of interest on its new residential developments upon the determination that such developments would be commenced (East Lyme capitalization began in June 2004 upon acquisition of the land, Gold Peak capitalization began in September 2004 and Claverack capitalization began in November 2004 upon formation of the venture when our 25% partner contributed the land).

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

Income Taxes

The Company has recorded net deferred tax liabilities of approximately $581,000 and $248,000 at December 31, 2005 and 2004, respectively, which are included in accrued expenses and other liabilities in the accompanying Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet, respectively. The primary reason for the increase was the adoption of the liquidation basis of accounting for assets and liabilities which caused a net $443,000 increase in net deferred tax liabilities, offset by a $109,000 reduction from the realization for tax purposes of certain timing differences in 2005.

Management has determined that valuation allowances of approximately $33,984,000 and $53,628,000 at December 31, 2005 and 2004, respectively, are necessary. The valuation allowance at December 31, 2005 and 2004 primarily relates to reserving a substantial portion of the NOLs, the impact of deferred compensation arrangements and alternative minimum tax credit carryforwards. The 2005 amount also includes reserving all of the assets where the tax basis is greater than the liquidation value and a portion of the reserve for estimated liquidation costs. The 2004 amount also includes reserving the differences in the basis of the Company's investment in Wellsford/Whitehall. As a result of the significant tax gain on the sale of the Company's Palomino Park rental project together with the realization for tax purposes of almost all of the Wellsford/Whitehall tax basis differences and the utilization of a portion of available NOLs to offset the Palomino Park gain, the Company was able to reduce the valuation allowance from the 2004 amount. This accounts for the $19,644,000 net reduction in the allowance during the year ended December 31, 2005.

The Company has NOL carryforwards, for Federal income tax purposes, resulting from the Company's merger with VLP in 1998 and its operating loss in 2004. The NOLs aggregate approximately $61,100,000 at December 31, 2005, expire in the years 2007 through 2024 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. Ownership changes set forth in Section 382 may have occurred during 2005. Any limitation on the utilization of NOLs may be mitigated as a result of recognizing any net unrealized built-in gains that existed at ownerhip change dates. If the Company determines that such a change in ownership did occur during 2005, there would not be a material impact to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Consolidated for the Company

The Company expects to meet its short-term liquidity requirements, such as operating expenses, construction and development costs, the purchase of EQR's remaining interest in the Palomino Park project and debt repayments or additional collateral for construction loans, generally through its available cash, the sale of the Beekman interests, the sale of Reis, the sale of other assets, releases from escrow reserves, distributions from Clairborne Fordham, interest revenue and proceeds from construction financings, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

The Company expects to meet its long-term liquidity requirements such as operating costs through the termination of the Plan, maturing mortgages, construction and development costs and debt service on construction notes payable through the use of available cash, sales of condominium units, single family homes and land, the sale of Reis and proceeds from construction financing, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

The East Lyme Construction Loan requires the Company to have a minimum net worth, as defined, of $50,000,000. As a result of the December 14, 2005 distribution of approximately $90,597,000 to the stockholders, the Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The Company had an aggregate of $41,027,000 of cash and cash equivalents at December 31, 2005 and considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms.

Material Contractual Obligations

The following table summarizes the Company's material contractual obligations as of December 31, 2005:

(amounts in thousands)	Payments Due
	For the Year Ended	For the Years Ended December 31,
Contractual Obligations	December 31, 2006	2007 and 2008	2009	Aggregate
Principal payments for mortgage
notes and construction loans
payable	$449	$7,226	$11,575	$19,250
Operating lease for office	815	1,495	--	2,310

Total contractual obligations	$1,264	$8,721	$11,575	$21,560

Capital Expenditures for Operating Assets and Development Projects The following table describes the current estimated capital expenditure requirements for development projects:

(amounts in thousands)	Total Expected	Expected Amount Funded by
Project	Capital Expenditure Requirement for 2006	Construction Financings	The Company	Partner
Gold Peak	$25,632	$23,879	$1,753	$--
East Lyme #1	13,584	10,344	3,240	--
East Lyme #2	783	--	783	--
Claverack	1,872	1,142	548	182

	$41,871	$35,365	$6,324	$182

Gold Peak

In 2004, the Company commenced the development of the final phase of Palomino Park known as Gold Peak. Gold Peak will be comprised of 259 condominium units to be built in three sections on the remaining 29 acre land parcel at Palomino Park. At December 31, 2005, there were 84 Gold Peak units under contract with nominal down payments. Gold Peak unit sales commenced in January 2006.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum and mature in November 2006 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower. The balance of the Gold Peak Mortgage was approximately $11,575,000 at December 31, 2005. Principal repayments will be made as units are sold. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

East Lyme

The Company has a 95% ownership interest as managing member of a venture which owns 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. The completion of additional homes and closings of initial sales are expected to occur in 2006.

After purchasing the land, the Company executed an agreement with a Homebuilder who will construct and sell the homes for this project and is a 5% partner in the project along with receiving other consideration. The Company extended a loan to the Homebuilder of $157,500 at a rate of 6% per annum which was used by the Homebuilder to finance one-half of his 5% investment in East Lyme. The loan matures upon the termination of the development agreement.

The Company obtained construction financing in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the East Lyme Construction Loan was approximately $7,226,000 and $361,000 at December 31, 2005 and 2004, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase from the seller of the initial East Lyme land parcel a contiguous parcel of land which can be used to develop 60 single family homes and subsequently acquired the parcel in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at December 31, 2005.

The bank providing the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell custom designed homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots to 49 lots, improve the land, obtain construction financing and construct and sell single family homes. The completion of initial homes and closings of initial sales are expected to occur in 2007.

Claverack is capitalized with $3,000,000 of capital, the Company's share of which was contributed in cash and the 25% partner's contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and had a maturity of February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire the Claverack Mortgage and will be used to construct a custom design model home during 2006 until permanent construction financing is obtained. The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $449,000 at December 31, 2005.

The Claverack venture has approximately $62,000 of cash at December 31, 2005. On January 13, 2006, the Claverack partners contributed additional capital aggregating approximately $701,000, of which the Company's share was approximately $526,000.

Beekman

In February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units. The Company's $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties including that the governmental approval and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Company's Chairman and former President, or a company in which they have ownership interests, at the greater of the Company's costs or appraised values. On January 27, 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project at the Company's aggregate cost of approximately $1,297,000. This was accomplished through a sale of the entities that owned the Beekman project.

Other Items Impacting the Company's Liquidity and Resources

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors, an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company's investment in Clairborne Fordham was approximately $453,000 (liquidation basis) and approximately $2,190,000 (going concern basis) at December 31, 2005 and 2004, respectively. Clairborne Fordham intends to continue the orderly sale of the remaining two residential units in 2006.

The Effects of Inflation/Declining Prices and Trends on the Sale of Condominiums and Homes

As of December 31, 2005, the Company completed the sell-out of the 264 unit Silver Mesa condominium project. For 2005, the Company did not report any meaningful revenue and cost of sales of residential units and will not until the Company commences closings on the sale of condominiums and homes at the Gold Peak and East Lyme development projects in 2006. The impact on cash flows to the Company will be minimal during the early years of development and sales as substantially all of the net sales proceeds from these projects will be utilized to repay related construction loans.

The continuing increases in energy costs, construction materials (such as concrete, lumber and sheetrock) and interest rates could adversely impact our home building businesses. As these costs increase, our product becomes more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes. The continuing rise in energy costs and interest rates may negatively impact our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sale price reductions. The Company has limited its exposure from the effects of increasing interest on its construction loans by purchasing interest caps for the East Lyme and Gold Peak projects. The East Lyme cap of LIBOR at 4% has already been met. The Gold Peak cap is for LIBOR at 5%.

The number and timing of future sales of any residential units by the Company or by its joint ventures could be adversely impacted by increases in interest rates and the availability of credit to potential buyers in 2006, whereas during 2005 and 2004, historically low interest rates may have benefited sales results.

Changes in Cash Flows

During the period November 18, 2005 to December 31, 2005

During the period November 18, 2005 to December 31, 2005, the Company sold its largest asset, the Palomino Park rental phases and realized net cash of approximately $70,109,000 after debt payments, debt prepayment costs, sales expenses, closing costs, EQR's interest in the sales proceeds and estimated state and Federal taxes. Such amount plus available cash was used to pay the initial liquidating distribution of $14.00 per common share to stockholders (aggregating approximately $90,597,000) on December 14, 2005. Additionally, the Company incurred construction costs of approximately $4,021,000 which was funded in part by approximately $2,423,000 of construction loan proceeds.

Comparison of January 1, 2005 through November 17, 2005 to the year ended December 31, 2004

Cash flows used in operating activities increased $7,347,000 from $9,249,000 used in the year ended December 31, 2004 to $16,596,000 used in the period January 1, 2005 to November 17, 2005. The significant components of this change related to (i) a net (loss) of $32,703,000 in the 2004 period primarily due to impairment charges of $15,606,000 from the Company's investment in Second Holding and $7,419,000 from the Company's investment in Wellsford/Whitehall (as previously described in Results of Operations), (ii) net income of $3,018,000 in the 2005 period which included a gain of $5,986,000 from the redemption of the Company's interest in Wellsford/Whitehall, (iii) the effects of selling 51 fewer condominium units at Silver Mesa in 2005 as compared to 2004 ($8,529,000) and (iv) an increase in construction in process, net of construction payables, of $9,156,000 (primarily from continuing construction at the Company's Gold Peak and East Lyme development projects and the 2005 land acquisitions for Beekman and the additional East Lyme land parcel, whereas the 2004 period included the acquisition of the initial East Lyme land parcel and other pre-construction costs at East Lyme and Gold Peak.

Cash flows provided by investing activities increased $16,098,000 from $20,616,000 provided during the year ended December 31, 2004 to $36,714,000 provided during the period January 1, 2005 to November 17, 2005. The increase is primarily the redemption of $25,000,000 of U.S. Government securities during 2005. Such increase was offset by the following decreases between the periods: (i) return of capital and proceeds from sales and redemptions of investments in joint ventures decreased $3,141,000 (the 2004 period included $15,000,000 of proceeds from the sale of the Company's Second Holding interests and the 2005 period included net proceeds of $8,193,000 from the September 2005 redemption of the Company's interest in Wellsford/Whitehall with the remaining change due to returns of capital during 2005 in excess of 2004), (ii) the 2004 period included the proceeds from the sale of a real estate asset by the Company in April 2004 ($2,694,000), (iii) the 2005 purchase of half of EQR's minority interest in the Palomino Park project ($2,087,000) and (iv) a decrease in the amount of proceeds from the repayment of mortgage notes receivable between the periods ($1,032,000).

Cash flows used in financing activities increased $23,557,000 from $881,000 used in the year ended December 31, 2004 to $24,438,000 used in the period January 1, 2005 to November 17, 2005. This increase is primarily attributable to the $25,775,000 redemption of Debentures during April 2005 and the retirement of $12,680,000 of Palomino Park Bonds ($2,275,000 in January 2005 and $10,405,000 in May 2005). Such increases were offset in part by an increase in aggregate borrowings of $15,771,000 under the Gold Peak and East Lyme Construction Loans.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Cash flow from operating activities changed $26,341,000 from $17,190,000 provided in 2003 to $9,151,000 used in 2004. The primary reasons for the change in operating cash flows from 2003 to 2004 include (i) an increase in construction in process of $10,299,000 from the acquisition of the East Lyme land and development costs capitalized on the Company's residential development projects during 2004, (ii) increases to restricted cash primarily for deposits related to development projects ($1,695,000) and cash restricted for use by joint ventures ($1,178,000), (iii) $6,842,000 for deferred tax provisions in 2003 with a $300,000 benefit in 2004 and (iv) reduced depreciation in 2004 of $4,012,000 primarily from fully depreciated unamortized warrant costs for Wellsford/Whitehall. Operating cash flows will continue to be negatively impacted by increases to construction in process until such time as sales of homes and condominiums commence.

Cash provided by investing activities increased $17,862,000 from 2003 to 2004. The increase between these periods is primarily from proceeds from the sale of the Company's investment in Second Holding in November 2004 for $15,000,000. During 2003, the 277 Park Loan of $25,000,000 was repaid and the Company utilized those proceeds, plus additional cash to purchase $27,500,000 of U.S. Government securities.

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

Risks Associated with Forward-Looking Statements

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of this annual report on Form 10-K: general and local economic and business conditions; future valuation adjustments as a result of possible declines in the expected values and cash flows of residential development projects and investments or changes in the intent with regards to such projects and investments; competition; risks of real estate development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; the risk of inflation in development costs (including construction materials); the availability of insurance coverages; the inability to obtain or replace construction financing for development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our interests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominiums and single family homes; inability to realize gains from sales of condominiums and single family homes; lower than anticipated sales prices; inability to close on sales of properties; the risks of seasonality and increasing interest rates on the Company's ability to sell condominium units and single family homes; increases in energy costs, construction materials and interest rates could adversely impact our home building business as homes become more expensive to build and profit margins could deteriorate; inability to raise sale prices to maintain profit margins; the negative impact from a continuing rise in energy costs and interest rates on our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sales price reductions; environmental risks; inability of Reis to be sold at all, for the amount of proceeds used by the Company in valuing Reis, or on terms that are favorable to the Company; the Board could abandon the Plan; failure to achieve proceeds from the sales of assets to meet the estimated ranges of total distributions to stockholders under the Plan; the uncertainty as to the timing of sales of assets and the impact on the timing of distributions to stockholders; illiquidity of real estate assets and joint venture investments; increases in expenses which would negatively impact the amount of distributions pursuant to the Plan; unknown claims and liabilities which would negatively impact the amount of distributions pursuant to the Plan; the sale of undeveloped land, rather than the construction and sale, in the normal course of business, of single family homes or condominium units which would negatively impact the amount of distributions pursuant to the Plan; the inability to utilize all of the Company's Federal net operating loss carryforwards; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk.

One of the Company's primary market risk exposures has been to changes in interest rates. The Company and its joint venture investments each generally managed this risk by offsetting its investments and financing exposures to the extent possible as well as by strategically timing and structuring its transactions. The investments described below were generally made for long-term investing and not for trading purposes. The following table presents the effect of a 1.00% increase in the base rates at December 31, 2004 on all variable rate notes receivable, investments in U.S. Government securities and debt and its impact on annual net income (loss):

(amounts in thousands, except per share amounts)	Balance at December 31, 2004	Effect of 1% Increase in Base Rate on Income (Expense)
Consolidated assets and liabilities:
Notes receivable; fixed rate	$1,190	$--

Investment in U.S. Government securities:
Fixed rate	$27,551	--

Mortgage notes payable:
Variable rate (A)	$13,041	(127)
Fixed rate	95,812	--

	$108,853	(127)

Debentures/Convertible Trust Preferred
Securities:
Fixed rate	$25,775	--

Proportionate share of assets and liabilities from
investments in joint ventures:

Wellsford/Whitehall:
Debt:
Variable rate	$40,100	(401)
Fixed rate	5,569	--

	$45,669

Effect from Wellsford/Whitehall		(401)

Net decrease in annual income, before minority
interest benefit and income tax benefit		(528)
Minority interest benefit		18
Income tax benefit		--

Net decrease in annual net income		$(510)

Per share, basic and diluted		$(0.08)

(A)	Excludes the effect of a 1% change on variable rate construction financing as such interest is capitalized to the basis of the project and does not have a current impact on income (loss).

At December 31, 2005, the Company's only exposure to interest rates was for variable rate based construction loans. Such exposure was minimized through the use of interest rate caps. The following table presents the effect of an increase in interest rates on construction loans at December 31, 2005:

(amounts in thousands)	Balance at December 31, 2005	LIBOR Cap	LIBOR at December 31, 2005	Interest Rate Exposure	Additional Interest Incurred
Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$11,575	5.00%	4.39%	0.61%	$ 71	(A)(B)
East Lyme Construction Loan	7,226	4.00%	4.39%	--	--

	18,801				71
Without interest rate cap:
Claverack Construction Loan	449	--	4.39%	(C)	4	(B)(C)

	$19,250				$ 75

(A)	Represents an increase in LIBOR up to the interest rate cap.
(B)	An increase in interest incurred would result in additional interest being capitalized into the basis of this project.
(C)	The Claverack Construction Loan can be drawn upon up to $2,000,000. The effect of a 1% increase in LIBOR on this loan if the entire balance were outstanding would be $20,000 per annum. This table presents the effect of a 1% increase on the December 31, 2005 outstanding balance.

Item 8.	Financial Statements and Supplementary Data.
The response to this Item 8 is included as a separate section of this annual report on Form 10-K starting at page F-1.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Exchange Act Rule 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be evaluated in the Company's periodic filings within the required time period.

There have been no significant changes in the Company's internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2005.

Management Report On Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2005, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, is included with the requirements of Item 8 as a separate section of this annual report on Form 10-K on page F-3.

Item 9B.	Other Information.
None. PART III
Item 10.	Directors and Executive Officers of the Registrant.
The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held
Jeffrey H. Lynford	58	Chairman of the Board, Chief Executive Officer,President and Director***
James J. Burns	66	Senior Vice President, Chief Financial Officer and Secretary
William H. Darrow II	58	Vice President
David M. Strong	47	Senior Vice President of Development
Mark P. Cantaluppi	35	Vice President, Chief Accounting Officer
Bonnie R. Cohen	63	Director*
Douglas Crocker II	65	Director***
Meyer S. Frucher	59	Director*
Mark S. Germain	55	Director***
Edward Lowenthal	61	Director**

*	Term expires during 2006.
**	Term expires during 2007.
***	Term expires during 2008.

The information contained in the sections captioned "Nominees for Election as Directors", "Other Directors" and "Executive Officers" of the Company's definitive proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

Item 11.	Executive Compensation.
The information contained in the sections captioned "Compensation of Directors", "Executive Compensation", "Employment Agreements", and "Management Incentive Plans" of the Company's definitive proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" and "Related Shareholder Matters" of the Company's definitive proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
The information contained in the section captioned "Certain Transactions" of the Company's definitive proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information contained in the section captioned "Principal Accountant Fees and Services" of the Company's definitive proxy statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements

The following consolidated financial statements are included as a separate section of this annual report on Form 10-K (commencing on page F-1):

Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2005

Consolidated Statement of Changes in Net Assets in Liquidation (liquidation basis) for the Period
November 18, 2005 to December 31, 2005

Consolidated Balance Sheet (going concern basis) at December 31, 2004

Consolidated Statements of Operations (going concern basis) for the Period January 1, 2005 to
November 17, 2005 and for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity (going concern basis) for the Period
January 1, 2005 to November 17, 2005 and for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Period November 18, 2005 to December 31, 2005
(liquidation basis), for the Period January 1, 2005 to November 17, 2005 and for the Years
Ended December 31, 2004 and 2003 (going concern basis)

Notes to Consolidated Financial Statements

Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes

(2)	Financial Statement Schedules

III. Real Estate and Accumulated Depreciation.

All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

(3)	Exhibits

(a)	Exhibit No.	Description †
	2.1	Plan of LIquidation *
	3.1	Articles of Amendment and Restatement of the Company. ****
	3.2	Articles Supplementary Classifying 350,000 Shares of Common Stock as Class A Common Stock. ****
	3.3	Articles Supplementary Classifying 2,000,000 Shares of Common Stock as Series A 8%
Convertible Redeemable Preferred Stock. ****
	3.4	Amended and Restated Bylaws of the Company. ~~~~~
	3.5	Articles Supplementary reclassifying and designating 350,000 shares of unissued Common
Stock as Class A-1 Common Stock, dated as of May 5, 2000.†††††
	4.1	Specimen certificate for Common Stock. ***
	4.2	Specimen certificate for Class A Common Stock. ****
	4.3	Specimen certificate for Series A 8% Convertible Redeemable Preferred Stock. ****
	10.1	Common Stock and Preferred Stock Purchase Agreement by and between the Company and ERP Operating Limited Partnership, dated as of May 30, 1997. ****
	10.2	Registration Rights Agreement by and between the Company and ERP Operating Limited Partnership dated as of May 30, 1997. ****
	10.3	Agreement Regarding Common Stock and Preferred Stock Purchase Agreement, dated as of May 30, 1997, among ERP Operating Limited Partnership, the Company and BankBoston, as agent. ****
	10.4	1998 Management Incentive Plan of the Company. ++
	10.5	1997 Management Incentive Plan of the Company. **
	10.6	Rollover Stock Option Plan of the Company. **
	10.7	Amendment to Registration Rights Agreement, dated as of May 5, 2000, by and between Wellsford Real Properties, Inc. and ERP Operating Limited Partnership. †††††
	10.8	Wellsford Real Properties, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees.††
	10.9	Employment Agreement between the Company and James J. Burns. ####
	10.10	Employment Agreement between the Company and Mark P. Cantaluppi. ~~
	10.11	Second Amended and Restated Employment Agreement, dated August 19, 2004, between the Company and Jeffrey H. Lynford. ######
	10.12	Third Amended and Restated Employment Agreement, dated October 19, 2004, between the Company and David M. Strong. ~
	10.12.1	Amendment to Third Amended and Restated Employment Agreement, dated March 8, 2006, between the Company and David M. Strong †††

Exhibit No.	Description (continued) †
10.13	Commercial Revolving and Construction Loan Agreement, dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association. +
10.14	Promissory Note dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association. +
10.15	Unconditional Guaranty dated December 23, 2004, by and among Wellsford Real Properties, Inc., East Lyme Housing Ventures, LLC and Wachovia Bank, National Association. +
10.16	Revolving Promissory Note dated December 23, 2004 between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association. +
10.17	Development loan agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association.~~~
10.18	Promissory Note for the $8,800,000 Development Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee. ~~~
10.19	Payment Guaranty for the $8,800,000 Development Loan, dated as of April 6, 2005, by Wellsford Real Properties, Inc. as Guarantor to and for the benefit of Key Bank National Association as lender.~~~
10.20	Construction Loan Agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association.~~~
10.21	Promissory Note for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee.~~~
10.22	Payment Guaranty for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Wellsford Real Properties, Inc. as Guarantor to and for the benefit of Key Bank National Association as lender.~~~
10.23	Redemption Agreement by and among Wellsford/Whitehall Group, L.L.C. and Wellsford Commercial Properties Trust, dated September 21, 2005.~~~~
10.24	Assignment and Assumption of Membership Interest, by and among Wellsford/Whitehall Group, L.L.C. and Wellsford Commercial Properties Trust, dated September 21, 2005.~~~~
10.25	Purchase and Sale Contract for Palomino Park, Douglas County, Colorado, by and between Park at Highlands, LLC, Red Canyon at Palomino Park, LLC, Green River at Palomino Park, LLC and Teachers Insurance and Annuity Association of America, dated August 26, 2005. #
10.26	Unconditional Guaranty by and among Claverack Housing Ventures, LLC, Sciame Development, Inc., Wellsford Real Properties, Inc. and Wachovia Bank National Association, dated December 15, 2005.
10.27	Amended and Restated Mortgage Note by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.
10.28	Building Loan Mortgage Note by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.
10.29	Building Loan Mortgage, Assignment of Rents and Security Agreement by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.
10.30	Purchase and Sale Agreement, dated as of January 27, 2006, between Wellsford Real Properties, Inc. and Beekman Acquisition, LLC.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
23.3	Consent of KPMG LLP

Exhibit No.	Description (continued) †
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Definitive Proxy Statement on Form 14A filed on October 11, 2005.
**	Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.
***	Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.
****	Previously filed as an exhibit to the Form S-11 filed on July 30, 1997.
†	Wellsford acquired its interest in a number of these documents by assignment.
††	Previously filed as an exhibit to the Form 8-K filed on November 18, 2005.
†††	Previously filed as an exhibit to the Form 8-K filed on March 13, 2006.
†††††	Previously filed as an exhibit to the Form 8-K filed on May 11, 2000.
+	Previously filed as an exhibit to the Form 10-K filed on March 15, 2005.
++	Previously filed as an exhibit to the Form 10-K filed on March 31, 1999.
++++++	Previously filed as an exhibit to the Form 10-K filed on March 26, 2003.
#	Previously filed as an exhibit to the Form 10-Q filed on November 8, 2005.
####	Previously filed as an exhibit to the Form 10-Q filed on May 6, 2004.
######	Previously filed as an exhibit to the Form 10-Q filed on November 5, 2004.
~	Previously filed as an exhibit to the Form 8-K filed on October 22, 2004.
~~	Previously filed as an exhibit to the Form 8-K filed on May 23, 2005.
~~~	Previously filed as an exhibit to the Form 8-K filed on April 11, 2005.
~~~~	Previously filed as an exhibit to the Form 8-K filed on September 23, 2005.
~~~~~	Previously filed as an exhibit to the Form 8-K filed on October 3, 2005.

(c)	The following exhibits are filed as exhibits to this Form 10-K: See Item 15 (a) (3) above.

(d)	The following documents are filed as a part of this report:

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

Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey H. Lynford Jeffrey H. Lynford	Chairman of the Board, Chief Executive Officer, President and Director	March 13, 2006
/s/ Bonnie R. Cohen Bonnie R. Cohen	Director	March 13, 2006
/s/ Douglas Crocker II Douglas Crocker II	Director	March 13, 2006
/s/ Meyer S. Frucher Meyer S. Frucher	Director	March 13, 2006
/s/ Mark S. Germain Mark S. Germain	Director	March 13, 2006
/s/ Edward Lowenthal Edward Lowenthal	Director	March 13, 2006

Exhibit 21.1
Subsidiaries of the Registrant
The following is a list of subsidiaries of the Registrant with the respective state of organization as of December 31, 2005:

Subsidiary	State
Wellsford Capital	Maryland
Wellsford Capital Properties, L.L.C	Delaware
Wellsford Finance, L.L.C	Delaware
Wellsford CRC Holding Corp.	Maryland
Clairborne Fordham Tower, LLC	Delaware
Creamer Vitale Wellsford L.L.C	Delaware
Wellsford Fordham Tower, L.L.C	Delaware
Wellsford Park Highlands Corp.	Colorado
Park at Highlands L.L.C	Colorado
Red Canyon at Palomino Park L.L.C	Colorado
Silver Mesa at Palomino Park L.L.C	Colorado
Green River at Palomino Park L.L.C	Colorado
Gold Peak at Palomino Park L.L.C	Colorado
Palomino Park Telecom L.L.C	Colorado
Parkside Cafe at Palomino Park, Inc.	Colorado
Palomino Park Owners Association	Colorado
Palomino Park Public Improvements Corp.	Colorado
Wellsford Commercial Properties Trust	Maryland
Wellsford/Whitehall Group, L.L.C	Delaware
Wellsford Ventures, Inc.	Maryland
Reis Capital Holding, L.L.C	Delaware
Wellsford Mantua LLC	Delaware
East Lyme Housing Ventures, LLC	Delaware
Claverack Housing Ventures, LLC	Delaware
Beekman Housing Ventures, LLC	Delaware
Orchards II Ventures LLC	Delaware
Beekman Holdings, Inc.	Delaware

Exhibit 23.1
Consent of Independent Registered Public Accounting Firm
We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-80539) pertaining to the Wellsford Real Properties, Inc. Rollover Stock Plan, Wellsford Real Properties, Inc. 1997 Management Incentive Plan and the Wellsford Real Properties, Inc. 1998 Management Incentive Plan of Wellsford Real Properties, Inc. of our report dated March 13, 2006 with respect to the consolidated financial statements and schedule of Wellsford Real Properties, Inc. and Subsidiaries, Wellsford Real Properties, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Wellsford Real Properties, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2005.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 13, 2006

Exhibit 23.2
Consent of Independent Auditors
We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-80539) pertaining to the Wellsford Real Properties, Inc. Rollover Stock Plan, Wellsford Real Properties, Inc. 1997 Management Incentive Plan and the Wellsford Real Properties, Inc. 1998 Management Incentive Plan of Wellsford Real Properties, Inc. of our report dated January 31, 2006 with respect to the consolidated financial statements of Wellsford/Whitehall Group, L.L.C. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2005, which report appears in the December 31, 2005 Annual Report (Form 10-K) of Wellsford Real Properties, Inc.

/s/ ERNST & YOUNG LLP
Dallas, Texas March 13, 2006

Exhibit 23.3
Consent of Independent Registered Public Accounting Firm
The Board of Directors
Wellsford Real Properties, Inc.:

We consent to the incorporation by reference in the registration statement on Form S-8 (No. 333-80539), of Wellsford Real Properties, Inc., of our report dated March 10, 2005, with respect to the consolidated balance sheets of Second Holding Company, LLC and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, members' equity and cash flows for each of the years in the three-year period ended December 31, 2004, which report is not separately presented.

/s/ KPMG LLP

Chicago, Illinois
March 13, 2006

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

c.	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

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

Date: March 13, 2006
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

c.	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

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

Date: March 13, 2006
By:	/s/ James J. Burns
James J. Burns Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the annual report of Wellsford Real Properties, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and James J. Burns, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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
March 16, 2006

A signed original of this written statement required by Section 906 has been provided to Wellsford Real Properties, Inc. and will be retained by Wellsford Real Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No. in Form 10-K
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2005	F-4

Consolidated Statement of Changes in Net Assets in Liquidation (liquidation basis) for the
Period November 18, 2005 to December 31, 2005	F-5

Consolidated Balance Sheet (going concern basis) at December 31, 2004	F-6

Consolidated Statements of Operations (going concern basis) for the Period January 1, 2005 to
November 17, 2005 and for the Years Ended December 31, 2004 and 2003	F-7

Consolidated Statements of Changes in Shareholders' Equity (going concern basis) for the Period
January 1, 2005 to November 17, 2005 and for the Years Ended December 31, 2004
and 2003	F-8

Consolidated Statements of Cash Flows for the Period November 18, 2005 to December 31, 2005
(liquidation basis), for the Period January 1, 2005 to November 17, 2005 and for the
Years Ended December 31, 2004 and 2003 (going concern basis)	F-9

Notes to Consolidated Financial Statements	F-11

Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-47
FINANCIAL STATEMENT SCHEDULES

III. Real Estate and Accumulated Depreciation	S-1

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

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Wellsford Real Properties, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the period from November 18, 2005 to December 31, 2005. We have also audited the consolidated balance sheet of the Company as of December 31, 2004 and the consolidated statements of operations, changes in shareholders' equity and cash flows for the period from January 1, 2005 to November 17, 2005 and each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Second Holding Company, LLC (a joint venture in which the Company had a 51.09% interest until such interest was sold on November 30, 2004), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Second Holding Company, LLC, it is based solely on their report. In the consolidated financial statements, the Company's equity in net (loss) income of Second Holding Company, LLC is stated at $(4,790,262) and $1,639,879, respectively, for the two years in the period ended December 31, 2004.

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

As described in Note 1 to the consolidated financial statements, the shareholders of the Company approved a plan of liquidation on November 17, 2005 and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to November 17, 2005 from the going-concern basis to a liquidation basis.

In our opinion, based on our audits and the 2004 and 2003 report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of the Company and subsidiaries at December 31, 2005 and the related changes in consolidated net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the period from November 18, 2005 to December 31, 2005 and the consolidated financial position of the Company at December 31, 2004, and the consolidated results of its operations and its cash flows for the period from January 1, 2005 through November 17, 2005 and each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Wellsford Real Properties, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A, Controls and Procedures, of Form 10-K, that Wellsford Real Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wellsford Real Properties Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Wellsford Real Properties, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wellsford Real Properties, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of consolidated net assets in liquidation (liquidation basis) of Wellsford Real Properties, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statement of changes in net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the period from November 18, 2005 to December 31, 2005 and the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the period from January 1, 2005 to December 17, 2005 and each of the two years in the period ended December 31, 2004, and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 13, 2006

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) DECEMBER 31, 2005

ASSETS
Real estate assets under development	$44,233,031

Investments in joint ventures	20,453,074

Total real estate and investments	64,686,105

Cash and cash equivalents	41,027,086
Restricted cash and investments	18,953,325
Receivables, prepaid and other assets	2,003,635

Total assets	126,670,151

LIABILITIES AND NET ASSETS IN LIQUIDATION
Liabilities:
Mortgage notes and construction loans payable	19,250,344
Construction payables	3,878,872
Accrued expenses and other liabilities	6,977,182
Reserve for estimated costs during the liquidation period	24,057,079
Deferred compensation liability	14,720,730

Total liabilities	68,884,207

Minority interests at estimated value	1,216,530

Total liabilities and minority interests	70,100,737

Commitments and contingencies

Net assets in liquidation	$56,569,414

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD NOVEMBER 18, 2005 TO DECEMBER 31, 2005

Shareholders' equity - November 17, 2005 (going concern basis)	$101,817,561
Adjustments relating to adoption of liquidation basis of accounting:
Adjustment of real estate investments and other assets to
net realizable value, net of liability for income taxes	72,485,014
Accrual of estimated costs of liquidation and termination	(24,767,375)
Adjustment of carrying amounts of minority interests	(2,646,198)

Net assets in liquidation - November 18, 2005	146,889,002

Changes in net assets in liquidation - November 18, 2005 to December 31, 2005:

Operating income	220,942

Exercise of stock options	56,074

Distributions to stockholders	(90,596,604)

Changes in net assets in liquidation - November 18, 2005 to December 31, 2005	(90,319,588)

Net assets in liquidation - December 31, 2005	$56,569,414

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS) DECEMBER 31, 2004

ASSETS
Real estate assets, at cost:
Land	$18,735,969
Buildings and improvements	113,575,359

132,311,328
Less:
Accumulated depreciation	(21,030,744)

111,280,584
Residential units available for sale	353,702
Construction in process	18,609,685

130,243,971

Notes receivable	1,189,500
Investments in joint ventures	13,984,968

Total real estate and investments	145,418,439

Cash and cash equivalents	65,863,790
Restricted cash and investments	13,534,175
Investments in U.S. Government securities	27,551,254
Prepaid and other assets	2,269,652

Total assets	$254,637,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes and construction loans payable	$108,852,625
Junior subordinated debentures ("Debentures")	25,775,000
Accrued expenses and other liabilities	6,646,117
Deferred compensation liability	10,156,667

Total liabilities	151,430,409

Minority interests	4,423,632

Total liabilities and minority interests	155,854,041

Commitments and contingencies

Shareholders' equity:
Series A 8% convertible redeemable preferred stock, $.01 par value
per share, 2,000,000 shares authorized, no shares issued and outstanding	--
Common stock, 98,825,000 shares authorized, $.02 par value per share,
6,296,620 shares issued and outstanding	125,933
Class A-1 common stock, 175,000 shares authorized, $.02 par value per
share, 169,903 shares issued and outstanding	3,398
Paid in capital in excess of par value	162,848,758
Retained earnings (deficit)	(57,945,686)
Treasury stock, 302,062 shares	(6,249,134)

Total shareholders' equity	98,783,269

Total liabilities and shareholders' equity	$254,637,310

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
FOR THE PERIOD JANUARY 1, 2005 TO NOVEMBER 17, 2005 AND FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003

	For the Period January 1 to	For the Years Ended December 31,
	November 17, 2005	2004	2003
REVENUES
Rental revenue	$12,153,235	$13,366,695	$14,256,344
Revenue from sales of residential units	488,075	12,288,483	12,535,481
Interest revenue	1,551,165	1,197,531	7,451,199
Fee revenue	518,000	796,617	1,359,408

Total revenues	14,710,475	27,649,326	35,602,432

COSTS AND EXPENSES
Cost of sales of residential units	385,631	10,130,861	10,708,448
Property operating and maintenance	4,806,411	4,786,558	4,894,726
Real estate taxes	842,811	1,191,282	1,296,883
Depreciation and amortization	3,886,889	4,636,684	8,537,016
Property management	331,261	316,479	292,102
Interest:
Mortgage notes payable	4,658,626	6,148,762	6,583,411
Debentures	823,643	2,099,815	--
General and administrative	7,887,820	8,270,768	5,590,971

Total costs and expenses	23,623,092	37,581,209	37,903,557

Income (loss) from joint ventures	11,849,733	(23,715,114)	(34,429,066)

Income (loss) before minority interest, income taxes,
accrued distributions and amortization of costs on
Convertible Trust Preferred Securities and
discontinued operations	2,937,116	(33,646,997)	(36,730,191)
Minority interest benefit	172,176	88,478	85,337

Income (loss) before income taxes, accrued distributions
and amortization of costs on Convertible Trust
Preferred Securities and discontinued operations	3,109,292	(33,558,519)	(36,644,854)
Income tax expense (benefit)	91,000	(130,000)	7,135,000

Income (loss) before accrued distributions and
amortization of costs on Convertible Trust Preferred
Securities and discontinued operations	3,018,292	(33,428,519)	(43,779,854)
Accrued distributions and amortization of costs on
Convertible Trust Preferred Securities	--	--	2,099,815

Income (loss) from continuing operations	3,018,292	(33,428,519)	(45,879,669)
Income from discontinued operations, net of income tax
expense of $80,000 and $16,000 in 2004 and 2003,
respectively	--	725,069	20,348

Net income (loss)	$3,018,292	$(32,703,450)	$(45,859,321)

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.47	$(5.17)	$(7.11)
Income (loss) from discontinued operations	--	0.11	--

Net income (loss)	$0.47	$(5.06)	$(7.11)

Weighted average number of common shares outstanding:
Basic	6,467,639	6,460,129	6,454,236

Diluted	6,470,482	6,460,129	6,454,236

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (GOING CONCERN BASIS)
FOR THE PERIOD JANUARY 1, 2005 TO NOVEMBER 17, 2005 AND
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Shares*		Paid in	Retained Earnings	Accumulated Other Comprehensive	Deferred	Total Shareholders'	Comprehensive
	Shares	Amount	Capital**	(Deficit)	(Loss) Income	Compensation	Equity	(Loss) Income
Balance, January 1, 2003	6,450,586	$129,012	$156,352,364	$20,617,085	$(253,500)	$(277,664)	$176,567,297
Director share grants	5,408	108	85,225	--	--	--	85,333	$--
Amortization of deferred
compensation	--	--	--	--	--	277,664	277,664	--
Share of unrealized income on
interest rate protection contract
purchased by joint venture
investment, net of income tax
benefit of $135,381	--	--	--	--	203,071	--	203,071	203,071
Net (loss)	--	--	--	(45,859,321)	--	--	(45,859,321)	(45,859,321)

Balance, December 31, 2003	6,455,994	129,120	156,437,589	(25,242,236)	(50,429)	--	131,274,044	$(45,656,250)

Director share grants	3,836	77	63,923	--	--	--	64,000	$--
Stock option exercises	6,693	134	98,112	--	--	--	98,246	--
Share of unrealized income on
interest rate protection contract	--	--	--	--	50,429	--	50,429	50,429
Net (loss)	--	--	--	(32,703,450)	--	--	(32,703,450)	(32,703,450)

Balance, December 31, 2004	6,466,523	129,331	156,599,624	(57,945,686)	--	--	98,783,269	$(32,653,021)

Director share grants	1,116	22	15,978	--	--	--	16,000	$--
Net income for the period January
1 to November 17, 2005	--	--	--	3,018,292	--	--	3,018,292	3,018,292

Balance, November 17, 2005	6,467,639	$129,353	$156,615,602	$(54,927,394)	$--	$--	$101,817,561	$3,018,292

*	Includes 169,903 class A-1 common shares.
**	Net of shares held in the deferred compensation trust and treated as treasury stock.

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005		Going Concern Basis
	Liquidation Basis	Going Concern Basis	For the Years Ended December 31,
	November 18 to December 31	January 1 to November 17	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from operating activities	$220,942	$--	$--	$--
Net income (loss) (period prior to liquidation accounting)	--	3,018,292	(32,703,450)	(45,859,321)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Gain on redemption of joint venture interest	--	(5,986,396)	--	--
Impairment charges and transaction losses from
investments in joint ventures	--	--	24,427,684	37,376,500
Gain on sale of assets and release of contingent liability	--	--	(808,856)	--
Deferred tax (credit) provision	--	(61,000)	(300,000)	6,842,000
Depreciation and amortization	11,846	4,160,532	4,673,999	8,685,996
Amortization of deferred compensation	--	--	--	277,664
Net amortization of premiums/discounts on U.S.
Government securities	356	898	23,047	--
Undistributed joint venture income	--	--	--	(1,282,797)
Undistributed minority interest (benefit)	(11,257)	(172,176)	(88,478)	(85,337)
Stock issued for director compensation	--	16,000	64,000	85,333
Value of option grants for director compensation	--	--	71,500	93,600
Changes in assets and liabilities:
Restricted cash and investments	(3,830,272)	(688,878)	(3,323,770)	(666,471)
Residential units available for sale	--	353,702	8,882,268	9,342,643
Assets held for sale	--	--	449,057	(356,001)
Construction in process	(4,021,343)	(22,900,464)	(10,660,002)	(360,551)
Prepaid and other assets	347,116	(328,450)	500,852	2,126,663
Accrued expenses and other liabilities	(215,741)	1,339,441	(547,718)	62,157
Reserve for estimated costs during the liquidation period	(710,296)	--	--	--
Construction payables	794,525	3,084,347	--	--
Deferred compensation liability	2,995,746	1,568,317	408,180	814,880
Liabilities attributable to assets held for sale	--	--	(317,486)	93,479

Net cash (used in) provided by operating activities	(4,418,378)	(16,595,835)	(9,249,173)	17,190,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Government securities	--	--	(2,608,090)	(27,516,211)
Redemption of U.S. Government securities	2,550,000	25,000,000	2,550,000	--
Investments in real estate assets	--	(23,944)	(18,407)	(19,558)
Return of capital and proceeds from sales and redemptions
of investments in joint ventures	--	12,792,662	15,934,134	509,963
Repayments of notes receivable	--	1,032,000	2,064,000	25,516,000
Proceeds from the sale of real estate assets	166,912,078	--	2,694,334	4,165,467
Purchase of minority interest	--	(2,087,000)	--	--

Net cash provided by investing activities	169,462,078	36,713,718	20,615,971	2,655,661

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from mortgage notes payable and construction
loans	2,817,622	16,071,903	360,820	40,000,000
Deferred financing costs	--	--	--	(316,881)
Repayments of mortgage notes payable	(94,429,482)	(14,062,324)	(1,496,584)	(42,728,268)
Redemption of Debentures	--	(25,775,000)	--	--
Proceeds from option exercises	56,074	--	98,246	--
Minority interest investment	--	--	157,500	--
Distributions to minority interest	(3,408,351)	(672,125)	(505)	(5,275)
Distributions to shareholders	(90,596,604)	--	--	--

Net cash (used in) financing activities	(185,560,741)	(24,437,546)	(880,523)	(3,050,424)

Net (decrease) increase in cash and cash equivalents	(20,517,041)	(4,319,663)	10,486,275	16,795,674
Cash and cash equivalents, beginning of period	61,544,127	65,863,790	55,377,515	38,581,841

Cash and cash equivalents, end of period	$41,027,086	$61,544,127	$65,863,790	$55,377,515

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2005		Going Concern Basis
	Liquidation Basis	Going Concern Basis	For the Years Ended December 31,
	November 18 to December 31	January 1 to November 17	2004	2003
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest including interest
on Debentures of $979,688 and $2,063,000 in the period
January 1 to November 17, 2005 and for the year ended
December 31, 2004, respectively, and excluding interest
funded by construction loans	$5,016,192	$6,153,093	$8,613,174	$6,556,762

Cash paid during the period for income taxes, net of tax
refunds (refunds in excess of income taxes paid)	$671,714	$54,461	$440,968	$(1,795,490)

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income (loss); share of unrealized
income (loss) on interest rate protection contract
purchased by joint venture investment, net of tax			$50,429	$203,071

Release of shares held in deferred compensation plan	$633,000	$100,000	$50,000	$100,000

The effect of deconsolidating $25,000,000 of Convertible
Trust Preferred Securities and recording $25,775,000 of
junior subordinated debentures and related joint venture
investment			$775,000

Reclassification of Silver Mesa units from land, building
and improvements and accumulated depreciation to
residential units available for sale in 2003				$4,036,979

Value of land, net other assets and minority interest
assumed on consolidated investment				$100,100

Note issued for minority interest investment			$157,500

Assets and liabilities arising upon formation of joint
venture:
Construction in process, including land of $2,000,000			$2,121,230

Mortgage assumed			$483,827

Accrued expenses and other liabilities assumed			$887,403

Minority interest contributed			$750,000

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business and Plan of Liquidation
Organization and Business

Wellsford Real Properties, Inc. (and subsidiaries, collectively, the "Company") was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the "Trust"). On May 30, 1997, the Trust merged (the "Merger") with Equity Residential ("EQR"). Immediately prior to the Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the Merger, the Trust distributed to its common stockholders all of the outstanding shares of the Company owned by the Trust.

The Company was formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. At December 31, 2005, the Company's remaining primary operating activities are the development, construction and sale of three residential projects.

Previously, the Company's activities had been categorized into three strategic business units ("SBUs") within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. During September 2005, the Company ceased its Commercial Property Activities when its equity interest in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall") was redeemed.

See Footnote 11 for additional information regarding the Company's segments.

Plan of Liquidation

On May 19, 2005, the Company's Board of Directors (the "Board") approved the Plan of Liquidation (the "Plan") and on November 17, 2005, the Company's stockholders adopted the Plan. The Plan contemplates the orderly sale of each of the Company's remaining assets, which are either owned directly or through the Company's joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.

The Company currently contemplates that approximately 36 months after the approval of the Plan any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed.

After the approval of the Plan by the stockholders, the Company completed the sale of its largest asset, the three residential rental phases of its Palomino Park project for $176,000,000. On December 14, 2005, the Company made the initial liquidating distribution of $14.00 per share, aggregating approximately $90,597,000, to its stockholders.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company's financial statements are presented on the going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Organization, Business and Plan of Liquidation (continued)

The following paragraphs summarize certain of the material actions and events which have occurred regarding the Plan and certain decisions of the Board.

In March 2004, the Company reported that the Board authorized and retained the financial advisory firm, Lazard Ltd, to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. Such alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent. On May 19, 2005, after consideration of the alternatives available, the Company announced that its Board approved the Plan.

In March 2005, the Board authorized the marketing of the three residential rental phases of Palomino Park. In the second quarter of 2005, the Company engaged a broker to market these phases. In August 2005, the Company entered into an agreement to sell these phases for $176,000,000, subject to, among other things, stockholder approval of the Plan. The sale closed on November 22, 2005.

The following transactions, which are consistent with the intent of the Plan, occurred prior to the November 17, 2005 adoption of the Plan by the stockholders: (i) in September 2005, the Company's interest in its Wellsford/Whitehall joint venture was redeemed for approximately $8,300,000, (ii) by May 2005, the Company retired $12,680,000 of tax exempt bond financing, (iii) in April 2005, the Company redeemed its outstanding $25,775,000 of Debentures and (iv) in November 2004, the Company received $15,000,000 for its interest in a joint venture which purchased debt instruments ("Second Holding").

The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record at December 2, 2005.

At December 31, 2005, the Company reported in the accompanying financial statements that its net assets in liquidation aggregated $56,569,000, or $8.74 per share based upon 6,471,179 common shares outstanding at December 31, 2005. This amount presents development projects at estimated net realizable value after giving effect to the discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes a reserve for future estimated general and administrative expenses and other costs during the liquidation. Estimated net realizable value reflects economic changes and various other changed circumstances over recent months. There can be no assurance that these estimated values will be realized. Such amount should not be taken as an indication of the timing or amount of future distributions to be made by the Company (see the Liquidation Basis of Accounting disclosure below).

The timing and amount of interim liquidating distributions (if any) and final liquidating distributions will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation, which except for projects under development, does not incorporate a present value discount. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation per share presented in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Company's common stock has traded or is expected to trade in the future.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the adoption of the Plan (November 17, 2005) were adjusted to their estimated net realizable values and liabilities including the estimated costs associated with implementing the Plan were adjusted to estimated settlement amounts. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation at November 18, 2005 and December 31, 2005.

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon the Company's budgets for constructing and selling out the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units or homes. Sales prices have been determined in consultation with the respective third party company who is the sales agent for the project, where applicable. Costs and expenses are based upon the Company's budgets which have been reviewed with the third party construction company or joint venture partner. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects' planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios in which event the Company will make additional equity contributions. For one project, the Company has assumed that a construction loan will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds have been discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company's equity investment.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued)

A land parcel acquired in November 2005 (the "East Lyme Land") is stated at cost which is the current estimated net realizable value.

The Reis, Inc. ("Reis") valuation amount is based upon offers Reis is currently considering from potential purchasers as of March 13, 2006. See Footnote 11 for additional disclosure regarding the risks and uncertainties regarding Reis and the possible sale of that company.

Assets of the deferred compensation plan are included in restricted cash and investments and primarily stated at their respective market values and are equal to the related deferred compensation liability.

The Beekman assets (collectively, "Beekman") are presented at the Company's aggregate cost which equals its net realizable value. On January 27, 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others, acquired the Beekman project for an amount equal to costs and expenses incurred by the Company.

Cash, deposits and escrow accounts are presented at face value. The Company's remaining assets, that the Company has determined to have a cash value, are stated at estimated net realizable value which is the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that have been valued on this basis include receivables, joint venture investments and other investments. All assets, other than as described above, were assigned no value at November 18, 2005 and December 31, 2005.

Mortgage notes and construction loans payable, construction payables and accrued expenses and other liabilities are stated at settlement amounts.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and the sale of Reis to a third party, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company's remaining assets. Also, the Company has not recorded any liability for any cash operating shortfall that may result at the projects under construction during the anticipated holding period because management currently expects that projected operating shortfalls could be funded from the operating profits overall from the sale of homes and condominium units and interest earned on invested cash. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected. These accruals will be adjusted from time to time as projections and assumptions change.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued) The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	November 18, 2005	Transfers and Payments	December 31, 2005
Payroll, benefits, severance and
retention costs	$12,368,000	$405,000	$11,963,000
Professional fees	4,837,000	122,000	4,715,000
Other general and administrative costs	7,562,000	183,000	7,379,000

Total	$24,767,000	$710,000	$24,057,000

Going Concern Basis of Accounting

For all periods preceding the approval of the Plan on November 17, 2005, the Company's financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of the assets and liabilities as of December 31, 2004 and the historical results of operations related to the Company's assets and liabilities for the period from January 1, 2005 to November 17, 2005 and the years ended December 31, 2004 and 2003, as well as all preceding years.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries and include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss) and additional contributions or distributions through the adoption of the liquidation basis of accounting. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Variable Interests

During 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN46R"). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity ("VIE") under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The following table and footnotes identify the Company's VIEs:

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued)

	VIE at December 31,		Requires
Entity (a)	2005	2004	Consolidation
WRP Convertible Trust I	N/A	Yes	No	(b)
Non-qualified deferred compensation trust	Yes	Yes	Yes	(c)
Reis	Yes	Yes	No	(d)
Second Holding	N/A	(e)	No	(f)
Wellsford Mantua, LLC	Yes	Yes	Yes	(g)
Claverack Housing Ventures, LLC	Yes	Yes	Yes	(h)
Beekman	Yes	Yes	No	(i)

(a)	For additional information regarding these entities, see Footnote 11.
(b)	The entity that issued the Convertible Trust Preferred Securities is a VIE, however, it is not appropriate to consolidate this entity under the provisions of FIN46R as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company's investment was funded by WRP Convertible Trust I, it is not considered to be at risk. Accordingly, the Company de-consolidated the entity during the first quarter of 2004. The entity ceased operations when the Convertible Trust Preferred Securities were redeemed in April 2005.
(c)	The non-qualified deferred compensation trust ("Rabbi Trust" or "Deferred Compensation Plan") is a VIE as it does not have its own equity. The Company is the primary beneficiary of the Rabbi Trust as the assets would be subject to attachment in a bankruptcy. The Company consolidated the assets and liabilities of the Rabbi Trust at December 31, 2005 and 2004, as well as for periods prior to the issuance of FIN46R as appropriate under other existing accounting literature.
(d)	Reis is a VIE because as of the last capital event for that entity in 2002 (the triggering event for VIE evaluation purposes), it was determined that Reis did not have sufficient capital to support its business activities at that time. Consolidation of Reis is not required by the Company as it would not be the primary beneficiary.
(e)	The Company sold its investment in Second Holding in November 2004.
(f)	Second Holding was a VIE at December 31, 2003, however, the Company was not the primary beneficiary because it would not expect that it would absorb a majority of Second Holding's probability-weighted expected losses, nor would it ever receive a majority of the residual returns. Therefore, consolidation was not required under FIN46R nor was consolidation appropriate under then existing accounting literature. The Company used the equity method of accounting to account for this investment.
(g)	Wellsford Mantua, LLC ("Wellsford Mantua") is a VIE as the venture does not have sufficient equity to support its operations as the Company provides 100% of the financing to this entity and the owners have deminimus equity in the entity. The Company is the primary beneficiary and consolidates this entity.
(h)	Claverack Housing Ventures, LLC ("Claverack"), an entity in which the Company owns a 75% interest in equity and profits (except if returns exceed 35% per annum as defined) is considered a VIE, since the original capital is insufficient to support its contemplated activities. Claverack is consolidated, even though the two members share business decisions equally, since the Company would be the primary beneficiary of profits or absorber of losses. At December 31, 2005, Claverack had $62,000 of restricted cash and was subject to $449,000 of construction debt which was jointly guaranteed by the Company and the principal of its joint venture partner.
(i)	Beekman is a VIE, however, since the Company's investment was a mortgage interest, the Company has no GAAP equity in the entity and would not be the primary bearer of losses, consolidation is not appropriate.

Cash and Cash Equivalents. The Company considers all demand and money market accounts and short term investments in government funds with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Investment in U.S. Government Securities. Investments in U.S. Government securities were classified as held-to-maturity and carried at amortized cost.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued)

Ordinary repairs and maintenance are expensed as incurred. The Company expensed all lease turnover costs for its residential units such as painting, cleaning, carpet replacement and other turnover costs as such costs were incurred.

Depreciation was computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements and two to twelve years for furnishings and equipment. Depreciation and amortization expense was approximately $3,887,000, $4,637,000 and $8,537,000 during the period January 1, 2005 to November 17, 2005 and for the years ended December 31, 2004 and 2003, respectively, and included approximately $238,000 and $4,021,000 of amortization during the years ended December 31, 2004 and 2003, respectively, of certain costs capitalized to the Company's Investments in Joint Ventures. No amortization was recorded in 2005 as such capitalized costs related to the Investments in Joint Ventures were fully amortized in 2004.

The Company has historically reviewed its real estate assets, investments in joint ventures and other investments for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment. Under the liquidation basis of accounting, the Company will evaluate the fair value of real estate assets owned and under construction and make adjustments to the carrying amounts when appropriate.

Deferred Financing Costs. Deferred financing costs consist of costs incurred to obtain financing or financing commitments. Such costs were amortized by the Company as a going concern over the expected term of the respective agreements or, if related to development assets, is included in the basis of the project to be expensed as homes/units are sold.

Revenue Recognition. Commercial properties were leased under operating leases. Rental revenue from office properties was recognized on a straight-line basis over the terms of the respective leases. Residential units were leased under operating leases with typical terms of six to fourteen months and such rental revenue was recognized monthly as tenants were billed. Interest revenue is recorded on an accrual basis. Fee revenues were recorded in the period earned, based upon formulas as defined by agreement for management services or upon asset sales and purchases by certain joint venture investments. Sales of real estate assets, including condominium units and single family homes, and investments are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

Share Based Compensation. SFAS No. 123 "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for share based compensation plans, including share options. Registrants may have elected to continue accounting for share option plans under Accounting Principles Board Opinion ("APB") No. 25, but were required to provide pro forma net income and earnings per share information "as if" the fair value approach had been adopted. The Company previously elected to account for its share based compensation plans under APB No. 25, resulting in no impact on the Company's consolidated financial statements through December 31, 2002.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123 ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company does not anticipate that adoption of SFAS No. 123R on January 1, 2006 will have a material impact to reported Net Assets in Liquidation as it has previously adopted the prospective method of transition under SFAS No. 148 and all options outstanding have fully vested by December 31, 2004.

The Company has a Rabbi Trust which was available to its employees and officers who could voluntarily contribute compensation awarded as either (a) shares of the Company's stock or (b) bonuses paid in cash. The Rabbi Trust does not permit diversification of Company stock contributed into it and all distributions to employees are to be made in kind to the employee/beneficiary for such Company stock contributions. The Company's stock held by the Rabbi Trust is classified in equity and recorded for accounting purposes in a manner equivalent to treasury stock. Any changes in the fair value of the stock is not recognized in the consolidated financial statements. Contributions made in cash to the Rabbi Trust are classified as restricted cash and investments with a corresponding liability within the consolidated balance sheets of the Company.

Stock awarded as compensation by the Company was recorded at the market price on the date of issuance and amortized to expense over the respective vesting periods.

Income Taxes. The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting, including the liquidation basis of accounting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

Per Share Data. Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares and shares held in the Rabbi Trust. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options, if any.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued) The following table details the computation of earnings per share, basic and diluted:

	For the Period	For the Years Ended December 31,
	January 1 to November 17, 2005	2004	2003
Numerator:
Income (loss) from continuing operations	$3,018,292	$(33,428,519)	$(45,879,669)
Income from discontinued operations, net of income tax
expense of $80,000 and $16,000 in 2004 and 2003,
respectively	--	725,069	20,348

Net income (loss)	$3,018,292	$(32,703,450)	$(45,859,321)

Denominator:
Denominator for net income (loss) per common share,
basic - weighted average common shares	6,467,639	6,460,129	6,454,236
Effect of dilutive securities:
Stock options	2,843	--	--

Denominator for net income (loss) per common share,
diluted - weighted average common shares	6,470,482	6,460,129	6,454,236

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.47	$(5.17)	$(7.11)
Income from discontinued operations	--	0.11	--

Net income (loss)	$0.47	$(5.06)	$(7.11)

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

Reclassification. Financial statement amounts have been reclassified to conform to the liquidation basis of accounting.

3.	Restricted Cash and Investments

Restricted cash and investments primarily consists of (i) deferred compensation arrangement deposits in the Rabbi Trust, (ii) real estate tax reserve balances, (iii) deposits for development projects, (iv) escrow deposits and (v) cash in consolidated joint ventures which is restricted for such joint venture's use only.

At December 31, 2005 and 2004, deferred compensation arrangement deposits amounted to approximately $14,721,000 and $10,157,000, respectively. Deferred compensation arrangement deposits were primarily made by employees prior to 1997 and assumed from the Trust at the time of the Merger. Such deposits were made in cash, but could be used to purchase other investments including equity securities, bonds and partnership interests by the trustees of the Rabbi Trust. In December 2005, as a result of an amendment to the deferred compensation plan, four of the six participants in the Company's deferred compensation plan withdrew their entire amounts from the plan which aggregated approximately $993,000. On January 27, 2006, the subsidiary holding the balance of the deferred compensation assets and the related liabilities which are payable to the Company's Chairman and the former President of the Company was acquired by a company which is owned by these individuals and others.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Cash and Investments (continued)

Deposits related to residential development projects and cash restricted for use by joint ventures was $3,332,000 and $1,695,000, respectively, at December 31, 2005 and 2004. At December 31, 2005, $900,000 was held in escrow related to the Palomino Park sale as security for certain covenants made to the buyer. If no claims are asserted by the buyer, the escrow will be released in May 2006. Real estate tax reserve balance amounted to approximately $504,000 at December 31, 2004, with no such balance at December 31, 2005 as a result of the Palomino Park sale.

4.	Debt At December 31, 2005 and 2004, the Company's debt consisted of the following:

	Initial	Stated		Balance at December 31,
Debt/Project	Maturity Date	Interest Rate		2005	2004
Mortgage notes payable:
Palomino Park Bonds (A)	May 2005	Variable		$--	$12,680,000
Blue Ridge Mortgage	December 2007	6.92%	(B)	--	31,407,000
Red Canyon Mortgage	December 2008	6.68%	(B)	--	24,885,000
Green River Mortgage	March 2013	5.45%	(B)	--	39,055,000
East Lyme Construction Loan	December 2007	LIBOR + 2.15%	(C)	7,226,000	361,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%	(C)	11,575,000	--
Claverack Construction Loan	December 2006	LIBOR + 2.20%	(C)(D)	449,000	--
Claverack Mortgage	February 2010	7.00%	(E)	--	465,000

Total mortgage notes payable				$19,250,000	$108,853,000

Carrying amount of real estate assets
collateralizing mortgage notes
payable				$39,000,000	$129,000,000

(A)	Tax-exempt bonds were secured by liens on four of the five phases of Palomino Park (see below).
(B)	Principal payments were made based on a 30-year amortization schedule. Mortgages were retired upon the respective sale of Palomino Park rental phases.
(C)	Principal payments will be made from sales proceeds upon the sale of individual homes.
(D)	The Claverack Construction Loan is jointly guaranteed by the Company and the principal of its joint venture partner.
(E)	This mortgage was assumed at the formation of Claverack. The balance of the Claverack Mortgage was retired in December 2005.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the "Palomino Park Bonds"). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. A five-year letter of credit from Commerzbank AG had secured the Palomino Park Bonds and a subsidiary of EQR had guaranteed Commerzbank AG's letter of credit. The Company retired the $10,405,000 balance of this obligation prior to the expiration of the letter of credit and EQR's guarantee in May 2005.

The Company incurred aggregate fees of approximately $54,000, $240,000 and $230,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to all of the credit enhancement costs for the Palomino Park Bonds.

The East Lyme Construction Loan requires the Company to have a minimum net worth, as defined, of $50,000,000. As a result of the December 14, 2005 distribution of approximately $90,597,000 to the stockholders, the Company may be required to make an additional $2,000,000 cash collateral deposit for

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt (continued)

the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The bank providing the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit.

The Company's scheduled long-term maturities of construction debt for the next four years are as follows:

For the Years Ended December 31, *	Construction Loans
2006	$449,000
2007	7,226,000
2008	--
2009	11,575,000

Total	$19,250,000

*	Excludes payments expected to be made from sales proceeds.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $131,000, $1,375,000 and $490,000 was capitalized during the period November 18, 2005 to December 31, 2005, the period January 1, 2005 to November 17, 2005 and for the year ended December 31, 2004, respectively. No interest was capitalized during the year ended December 31, 2003.

5.	Convertible Trust Preferred Securities/Debentures

In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which was a consolidated subsidiary of the Company ("WRP Trust I"), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company's 8.25% convertible junior subordinated debentures. The transactions between WRP Trust I and the Company were eliminated in the consolidated financial statements of the Company prior to 2004. The Company incurred approximately $450,000 of costs in connection with the issuance of the securities which was being amortized through May 2012.

The Convertible Trust Preferred Securities were convertible into 1,123,696 common shares at $22.248 per share and redeemable in whole or in part by the Company on or after May 30, 2002.

In March 2005, the Company notified EQR of its intent to redeem for cash its outstanding $25,000,000 of Convertible Trust Preferred Securities and then completed the redemption during April 2005.

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

Convertible Trust Preferred Securities/Debentures (continued)

period presentation. As a result of de-consolidation, the Company recorded its $775,000 voting equity interest in WRP Trust I as an investment in joint ventures. WRP Trust I held the $25,775,000 of Debentures, which was included in total liabilities at December 31, 2004 on the balance sheet, rather than the $25,000,000 of previously reported Convertible Trust Preferred Securities. The $775,000 voting equity interest had previously been eliminated in consolidation.

The expense of approximately $824,000 and $2,100,000 for the Debentures includes related cost amortization and in 2005 the write-off of the unamortized balance, which is included in interest expense for the period January 1, 2005 to November 17, 2005 and the year ended December 31, 2004, respectively. The expense for the 2003 period is included in accrued distributions and amortization of costs on Convertible Trust Preferred Securities on the statement of operations and reported net of taxes. There was no impact on the cash flows of the Company upon de-consolidation of this VIE.

6.	Income Taxes The components of the income tax expense (benefit) from continuing operations are as follows:

	For the Period January 1 to November 17,	For the Years Ended December 31,
	2005	2004	2003
Current federal tax	$--	$--	$--
Current state and local tax	200,000	170,000	293,000
Deferred federal tax	32,000	(753,000)	7,090,000
Deferred state and local tax	(141,000)	453,000	(248,000)

Income tax expense (benefit)	$91,000	$(130,000)	$7,135,000

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax (benefit) expense for continuing operations is as follows:

	For the Period January 1 to		For the Years Ended December 31,
	November 17, 2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) at U.S. statutory rate	$1,088,000	35.00%	$(11,745,000)	(35.00%)	$(12,826,000)	(35.00%)
State taxes, net of federal benefit	38,000	1.23%	405,000	1.21%	29,000	0.08%
Change in valuation allowance, net	(921,000)	(29.63%)	10,963,000	32.67%	19,551,000	53.35%
Non-deductible/non-taxable items,
net	(83,000)	(2.68%)	(89,000)	(0.27%)	15,000	0.04%
Effect of difference in tax rate	(31,000)	(1.00%)	336,000	1.00%	366,000	1.00%

	$91,000	2.92%	$(130,000)	(0.39%)	$7,135,000	19.47%

The Company has net operating loss ("NOL") carryforwards, for Federal income tax purposes, resulting from the Company's merger with Value Property Trust ("VLP") in 1998 and its operating loss in 2004. The NOLs aggregate approximately $61,100,000 at December 31, 2005, expire in the years 2007 through 2024 and, except for the 2004 loss, are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. Ownership changes as set forth in Section 382 may have occurred during 2005. Any limitation on the utilization of NOLs may be mitigated as a result of recognizing any net unrealized built-in gains that existed at ownership change dates. If the Company determines that such a change in ownership did occur during 2005, there would not be a material impact to the accompanying consolidated financial statements.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes including the liquidation basis in 2005 and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
	December 31,
	2005	2004
	(Liquidation Basis)	(Going Concern Basis)
Deferred Tax Assets
Net operating and capital loss carryforwards	$20,794,097	$27,481,111
Asset basis differences - tax greater than liquidation value	3,329,891	--
Deferred compensation arrangements	6,300,830	5,676,612
Wellsford/Whitehall asset basis differences	178,579	22,608,140
AMT credit carryforwards	654,686	654,686
Reserve for estimated liquidation costs	10,783,647	--
Other	435,466	554,938

	42,477,196	56,975,487
Valuation allowance	(33,983,552)	(53,627,545)

Total deferred tax assets	8,493,644	3,347,942

Deferred Tax Liabilities
Asset basis differences - liquidation value greater than tax	(9,034,719)	--
Palomino Park basis differences	--	(3,177,025)
Deferred gain on sale of Liberty Hampshire	--	(419,097)
Other	(40,053)	--

Total deferred tax liabilities	(9,074,772)	(3,596,122)

Net deferred tax (liability)	$(581,128)	$(248,180)

The Company's net deferred tax liabilities are included in accrued expenses and other liabilities at December 31, 2005 and 2004 in the accompanying Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet, respectively.

The deferred tax assets and liabilities at December 31, 2005 take into consideration the recordation of assets at estimated net realizable value. In addition, the reserve for estimated liquidation costs can only be utilized for tax purposes in the years when such costs are incurred. The impact of the adoption of the liquidation basis of accounting resulted in the Company recording an additional net deferred tax liability of $443,000 at December 31, 2005, after reserves.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that valuation allowances of approximately $33,984,000 and $53,628,000 at December 31, 2005 and 2004, respectively, are necessary. The valuation allowance at December 31, 2005 and 2004 primarily relates to reserving a substantial portion of the NOLs, the impact of deferred compensation arrangements and alternative minimum tax credit carryforwards. The 2005 amount also includes reserving all of the assets where the tax basis is greater than the liquidation value and a portion of the reserve for estimated liquidation costs. The 2004 amount also includes reserving the differences in the basis of the Company's investment in Wellsford/Whitehall. As a result of the significant tax gain on the sale of the Company's Palomino Park rental project together with the realization for tax purposes of almost all of the Wellsford/Whitehall tax basis differences and the

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes (continued)

utilization of a portion of available NOLs to offset the Palomino Park gain, the Company was able to reduce the valuation allowance from the 2004 amount. This accounts for the $19,644,000 net reduction in the allowance during the year ended December 31, 2005.

7.	Transactions With Affiliates The following table details revenues and expenses for transactions with affiliates:

	For the Period November 18 to December 31,	For the Period January 1 to November 17,	For the Years Ended December 31,
	2005	2005	2004	2003
Revenues:
WP Commercial fees (A):
Asset disposition fee revenue	$--	$518,000	$46,000	$430,000
Second Holding fees, net of fees paid to Reis of
$100,000 and $120,000 in 2004 and 2003,
respectively (B)	--	--	751,000	930,000

	$--	$518,000	$797,000	$1,360,000

Costs and expenses:
EQR credit enhancement	$--	$9,000	$81,000	$81,000
Fees to our partners, or their affiliates, on
residential development projects	83,000	595,000	431,000	--

	$83,000	$604,000	$512,000	$81,000

(A)	Wellsford/Whitehall is a joint venture by and among the Company, various entities affiliated with the Whitehall Funds ("Whitehall"), private real estate funds sponsored by The Goldman Sachs Group, Inc. ("Goldman Sachs"). The managing member ("WP Commercial") is a Goldman Sachs and Whitehall affiliate. See Footnote 11 for additional information. The Company's investment in Wellsford/Whitehall was redeemed in September 2005.
(B)	The Company sold its investment in Second Holding in November 2004 and earned management fees through the date of the sale.

The Company had an approximate 51.09% non-controlling interest in a joint venture special purpose finance company, Second Holding, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. An affiliate of a significant shareholder of the Company, the Caroline Hunt Trust Estate, (which owns 405,500 shares of common stock of the Company at December 31, 2005 and 2004 ("Hunt Trust")) together with other Hunt Trust related entities, own an approximate 39% interest in Second Holding. In the fourth quarter of 2004, the Company sold its interest in Second Holding for $15,000,000 in cash. The Company has direct and indirect equity investments in Reis, a real estate information and database company, which provides real estate market information to institutional investors. At December 31, 2005, the carrying amount of the Company's aggregate investment in Reis was approximately $20,000,000 (liquidation basis). This investment represents approximately 21% of Reis' equity on an as converted basis at December 31, 2005. Such investment, which had previously been accounted for on a cost basis, amounted to $6,790,000 at December 31, 2004. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transactions With Affiliates (continued)

A portion of the Reis investment is held directly by the Company and the remainder is held by Reis Capital Holdings, LLC ("Reis Capital"), a company which was organized to hold this investment. The Company has an approximate 51.09% non-controlling interest in Reis Capital. The Hunt Trust who, together with other Hunt Trust related entities, own an approximate 39% interest in Reis Capital.

The pro rata converted interests in Reis owned by the other partners of Reis Capital, either directly or indirectly through Reis Capital aggregate approximately 18%. Investments by the Company's officers and directors at December 31, 2005, together with shares of common stock previously held by Mr. Lynford represent approximately 2% of Reis' equity, on an as converted basis. Additionally, a company controlled by the Chairman of EQR owns Series C and Series D Preferred Shares in Reis which aggregate to an approximate 4% converted interest.

Reis provided information to Second Holding for due diligence procedures on certain real estate-related investment opportunities through October 31, 2004. Second Holding incurred fees of $200,000 and $240,000 in connection with such services for each of the years ended December 31, 2004 and 2003, respectively. The Company's share of such fees was $100,000 and $120,000 for the years ended December 31, 2004 and 2003, respectively.

Messrs. Lynford and Lowenthal were members of the EQR board of directors from the date of the Merger through their retirements from the EQR board in May 2003. In addition, the former president and vice chairman of EQR, Mr. Crocker, is a member of the Company's Board. Mr. Neithercut, the current president and Chief Executive Officer of EQR, was elected to the Company's Board on January 1, 2004 to represent EQR's interests in the Company. Mr. Neithercut resigned as a director in April 2005. EQR had a 7.075% and a 14.15% interest in the Company's residential project in Denver, Colorado at December 31, 2005 and 2004, respectively, and provided credit enhancement for the Palomino Park Bonds through May 2005. A subsidiary of EQR was the holder of the Convertible Trust Preferred Securities and the 169,903 shares of class A-1 common stock of the Company. On January 25, 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to common shares.

With respect to EQR's 14.15% interest at December 31, 2004 in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed in October 2005. Aggregate distributions from the subsidiary corporation's available cash and sales proceeds of approximately $4,080,000 were made to EQR during 2005.

On January 27, 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project at the Company's aggregate cost of approximately $1,297,000. This was accomplished through a sale of the entities that owned the Beekman project. See Footnote 8 for additional information.

See Footnote 11 for additional related party information.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Shareholders' Equity The following table presents information regarding the Company's securities:

	Shares Issued and Outstanding at December 31,
	2005	2004
Series A 8% convertible redeemable preferred stock, $.01 par
value per share, 2,000,000 shares authorized	--	--

Common stock, 98,825,000 shares authorized, $.02 par value per
share	6,301,276	6,296,620
Class A-1 common stock, 175,000 shares authorized, $.02 par
value per share	169,903	169,903

Total common stock, all classes	6,471,179	6,466,523

The Company has issued shares of common stock to executive officers and other employees through periodic annual bonus awards, as well as certain shares issued at the date of the Merger, which officers and employees could have elected to contribute into the Rabbi Trust. At December 31, 2005, an aggregate of 256,487 shares of common stock (which had an aggregate market value of approximately $1,539,000 based on the Company's December 30, 2005 closing stock price of $6.00 per share), are in the Rabbi Trust and have been classified as Treasury Stock in the Company's consolidated financial statements. Historically, awards of Company stock vested over various periods ranging from two to five years, as long as the officer or employee was still employed by the Company. Four officers of the Company elected to have the balance of their respective deferred compensation accounts (aggregating 39,200 shares) distributed to them in December 2005 under the terms of an amendment to the deferred compensation plan. In addition, an aggregate of approximately $993,000 of cash from the $14.00 per share liquidating distribution and other investments was distributed to these officers. The following table presents changes to the stock held in the Rabbi Trust for the years ended December 31, 2005, 2004 and 2003:

	For the Years Ended December 31,
	2005		2004		2003
	Number of Shares	Value at Date of Issuance	Number of Shares	Value at Date of Issuance	Number of Shares	Value at Date of Issuance
Shares issued pursuant to plan,
January 1	302,062		305,249		311,624
Shares released under terms of
agreement	(45,575)	$16.09	(3,187)	$15.69	(6,375)	$15.69

Balance at December 31	256,487		302,062		305,249

Shares vested at December 31	256,487		302,062		305,249

At December 31, 2005, all shares and assets held by the Rabbi Trust were for the benefit of Messrs. Lynford and Lowenthal. On January 27, 2006, the subsidiary holding the balance of the shares in the Rabbi Trust as well as all other assets held by the Rabbi Trust was acquired by an entity owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others along with the acquisition of the Beekman assets. The Company was relieved of the remaining deferred compensation liability which amounted to approximately $14,721,000 at December 31, 2005.

The Company issued an aggregate of 3,836 common shares during 2004 as part of the non-cash compensation arrangements to the non-employee members of the Company's Board, which were valued in the aggregate at $64,000. Director compensation for 2005 was modified to exclude the issuance of options and stock in exchange for a cash payment.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Shareholders' Equity (continued)

The Company's common stock and class A-1 common stock has a par value of $0.02 per share. For the years ended December 31, 2005, 2004 and 2003 both classes of stock had rights that were substantially similar to each other including voting rights where each share of common stock and class A-1 common stock was entitled to one vote and equal voting rights.

On January 25, 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to common shares.

The Company made its initial liquidating distribution of $14.00 per share on December 14, 2005. The Company did not declare or distribute any other dividends during 2005 and 2004.

9.	Share Option Plans

The Company has adopted certain incentive plans (the "Incentive Plans") for the purpose of attracting and retaining the Company's directors, officers and employees under which it had reserved 2,538,118 common shares for issuance. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from immediate vesting to up to five years and generally contain the right to receive reload options under certain conditions.

The following table presents the changes in options outstanding by year, the effect of the following adjustments on the December 31, 2005 balances (see below) and other plan data:

	2005		2004		2003
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	662,979	$20.15	665,672	$20.16	772,186	$20.09
Granted	--	--	10,000	14.48	10,000	18.58
Exercised	(3,540)	(15.84)	(6,693)	(14.68)	--	--
Forfeited/cancelled/expired	(138,774)	(20.74)	(6,000)	(17.82)	(116,514)	(19.59)

Outstanding at December 31	520,665	20.02	662,979	20.15	665,672	20.16

Outstanding at December 31, 2005,
as adjusted	1,845,584	$5.65

Options exercisable at December 31	520,665	$20.02	662,979	$20.15	657,597	$20.19

Options exercisable at December 31,
2005, as adjusted	1,845,584	$5.65

Weighted average fair value of options
granted per year (per option)	$--		$7.15		$9.36

Weighted average remaining
contractual life at December 31	2.6 years		2.7 years		3.5 years

As permitted by the Plan and in accordance with the provisions of the Company's option plans, applicable accounting and the American Stock Exchange rules and Federal income tax laws, the Company's outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company's common shares as a result of the $14.00 per share initial liquidating cash distribution made to stockholders. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 will be

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Option Plans (continued)

converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options will decrease from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. These adjustments do not result in a new grant and would not have any financial statement impact. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder's option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified out of the money options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration.

The following table provides information regarding these extended options:

Options As Historically Presented	Options As Adjusted	Initial Maturity Date	Extended Maturity Date
370,355	1,312,777	May 29, 2007	December 31, 2007
7,500	26,586	December 4, 2007	March 15, 2008

377,855	1,339,363

The following table presents additional option details at December 31, 2005 reflecting the impact of the previously described adjustments:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.09 to $4.55	150,653	5.40	$4.37
$ 4.60	64,248	3.63	4.60
$ 5.03	53,171	2.77	5.03
$5.18 to $5.57	171,918	4.82	5.26
$ 5.81	1,361,285	2.00	5.81
$8.39 to $8.89	44,309	2.00	8.69

	1,845,584	2.62	5.65

Pursuant to SFAS No. 148, the pro forma net (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value on each year's respective option grants using the Black-Scholes option pricing model) is as follows:

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Option Plans (continued)

(amounts in thousands, except per share amounts)	For the Years Ended December 31,
	2004	2003
Net (loss) - as reported	$(32,703)	$(45,859)
Add stock option expense included in net (loss) as
reported, net of tax	72	94
Deduct fair value expense for stock options, net of tax	(146)	(249)

Net (loss) - pro forma	$(32,777)	$(46,014)

Net (loss) per common share, basic and diluted:
As reported	$(5.06)	$(7.11)

Pro forma	$(5.07)	$(7.13)

Assumptions:
Expected volatility	29%	30%
Expected life	10 years	10 years
Risk-free interest rate	4.24%	4.27%
Expected dividend yield	--	--

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

During 2003, the Company adopted the prospective method to transition to a fair value basis of accounting for stock option grants in accordance with SFAS No. 148. For the years ended December 31, 2004 and 2003, the Company recorded an expense of $72,000 and $94,000, respectively, related to the 10,000 options granted during each period. No options were granted in 2005 as a result of changes in the method of compensating directors.

10.	Commitments and Contingencies

The Company has employment, severance and retention arrangements with seven of its officers and employees. Such arrangements are for terms which expire during 2006, 2007 or have automatic renewal provisions. The Company estimates that approximately $8,842,000 will be paid related to these arrangements, the majority of which is included in the Reserve for Estimated Costs during the Period of Liquidation. This amount includes current contractual obligations over the 36 month estimated time period of the Plan and certain estimated employment expenses by the liquidating trust.

In 2004, the Company made a contractual payment of $643,000 to Mr. Lynford upon the sale of Second Holding and expensed $1,286,000 during 2005 as a result of the sale of properties by Wellsford/Whitehall and the sale of the Palomino Park residential rental phases under the terms of his contract. In 2005, the Company paid $643,000 with the remaining $643,000 paid in January 2006. No further payments are due under these provisions of his contract. In January 2006, a $605,000 incentive bonus payment was made to Mr. Strong, Senior Vice President - Development, as a result of meeting certain IRR hurdles under his contract from the sale of the Palomino Park phases in 2005. Such amount was expensed at the time of the sale in 2005.

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

In 1997, the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after three months of service. Employer contributions, if any, are made based on a discretionary amount determined by the Company's management. The Company made contributions to this plan of approximately $31,000 during each of the years ended December 31, 2005, 2004 and 2003.

The Company is a tenant under an operating lease for its New York office through October 2008. Rent expense was approximately $817,000, $921,000 and $887,000 during the period January 1, 2005 to November 17, 2005 and for the years ended December 31, 2004 and 2003, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. Future minimum lease payments under the operating lease at December 31, 2005 are as follows:

For the Years Ended December 31,	Amount
2006	$815,300
2007	815,300
2008	679,400

See Footnote 11 for additional commitments and contingencies.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Segment Information The Company's operations are organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs:

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Period January 1 to November 17, 2005 (Going Concern Basis)
Rental revenue	$--	$--	$12,153	$--	$--	$12,153
Revenue from sales of residential units	--	--	488	--	--	488
Interest revenue	--	66	--	10	1,475	1,551
Fee revenue	--	--	--	--	518	518

Total revenues	--	66	12,641	10	1,993	14,710

Cost of sales of residential units	--	--	386	--	--	386
Operating expenses	--	--	5,835	145	--	5,980
Depreciation and amortization	--	--	3,794	5	88	3,887
Interest expense	--	(32)	5,036	(576)	1,054	5,482
General and administrative	--	--	--	--	7,888	7,888

Total costs and expenses	--	(32)	15,051	(426)	9,030	23,623

Income from joint ventures	11,148	702	--	--	--	11,850
Minority interest benefit	--	--	111	61	--	172

Income (loss) before income taxes and
discontinued operations	$11,148	$800	$(2,299)	$497	$(7,037)	$3,109

*	Includes general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
December 31, 2004 (Going Concern Basis)
Investment properties:
Real estate held for investment, net	$--	$--	$111,280	$--	$--	$111,280
Residential units available for sale	--	--	354	--	--	354
Construction in process	--	533	6,094	11,983	--	18,610

Real estate, net	--	533	117,728	11,983	--	130,244
Notes receivable	--	1,032	--	158	--	1,190
Investment in joint ventures	4,229	8,981	--	--	775	13,985
Cash and cash equivalents	--	1,580	314	279	63,691	65,864
Restricted cash and investments	--	--	533	2,844	10,157	13,534
U.S. Government securities	--	--	--	--	27,551	27,551
Prepaid and other assets	--	--	1,221	47	1,001	2,269

Total assets	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

Mortgage notes payable	$--	$--	$108,027	$826	$--	$108,853
Debentures	--	--	--	--	25,775	25,775
Accrued expenses and other liabilities	--	5	2,620	122	14,056	16,803
Minority interests	--	59	3,331	1,034	--	4,424
Total shareholders' equity	4,229	12,062	5,818	13,329	63,344	98,782

Total liabilities and shareholders'
equity	$4,229	$12,126	$119,796	$15,311	$103,175	$254,637

For the Year Ended December 31, 2004 (Going Concern Basis)
Rental revenue	$--	$--	$13,367	$--	$--	$13,367
Revenue from sales of residential units	--	--	12,288	--	--	12,288
Interest revenue	--	194	--	2	1,001	1,197
Fee revenue	--	751	--	--	46	797

Total revenues	--	945	25,655	2	1,047	27,649

Cost of sales of residential units	--	--	10,131	--	--	10,131
Operating expenses	--	35	6,170	88	--	6,293
Depreciation and amortization	--	238	4,315	--	83	4,636
Interest expense	--	(27)	5,280	(338)	3,334	8,249
General and administrative	--	656	--	--	7,615	8,271

Total costs and expenses	--	902	25,896	(250)	11,032	37,580

(Loss) from joint ventures	(10,437)	(13,278)	--	--	--	(23,715)
Minority interest benefit	--	35	22	31	--	88

(Loss) income before income taxes and
discontinued operations	$(10,437)	$(13,200)	$(219)	$283	$(9,985)	$(33,558)

Income from discontinued operations
before income taxes	$--	$805	$--	$--	$--	$805

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

(amounts in thousands)	Commercial Property Activities	Debt and Equity Activities	Residential Activities	Other*	Consolidated
For the Year Ended December 31, 2003 (Going Concern Basis)
Rental revenue	$--	$--	$14,256	$--	$14,256
Revenue from sales of residential units	--	--	12,535	--	12,535
Interest revenue	--	6,927	--	524	7,451
Fee revenue	--	940	(10)	430	1,360

Total revenues	--	7,867	26,781	954	35,602

Cost of sales of residential units	--	--	10,708	--	10,708
Operating expenses	--	6	6,478	--	6,484
Depreciation and amortization	3,968	59	4,414	96	8,537
Interest	--	(2)	6,095	490	6,583
General and administrative	--	51	--	5,540	5,591

Total costs and expenses	3,968	114	27,695	6,126	37,903

(Loss) income from joint ventures	(36,473)	2,044	--	--	(34,429)
Minority interest benefit	--	6	79	--	85

(Loss) income before income taxes,
accrued distributions and
amortization of costs on Convertible
Trust Preferred Securities and
discontinued operations	$(40,441)	$9,803	$(835)	$(5,172)	$(36,645)

Income from discontinued operations
before income taxes	$--	$36	$--	$--	$36

*	Includes general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.

Commercial Property Activities

The Company's primary commercial property activities and its sole activity in this SBU consisted of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with Whitehall and private real estate funds sponsored by Goldman Sachs. The Company's interest in Wellsford/Whitehall was 35.21% at December 31, 2004. The managing member was a Goldman Sachs and Whitehall affiliate.

Wellsford/Whitehall was originally organized as a private real estate operating company which leased and re-leased space, performed construction for tenant improvements, expanded buildings, re-developed properties and based on general and local economic conditions and specific conditions in the real estate industry, sold properties for an appropriate price.

In September 2005, the Company ceased its Commercial Property Activities when its equity interest in Wellsford/Whitehall was redeemed for approximately $8,300,000 plus certain modest contingent payments to be received in the future. Approximately $141,000 was received in December 2005. The Company realized an aggregate gain on the redemption of its interests of $5,986,000 in 2005. The Company does not expect to receive any additional payments from its investment in Wellsford/Whitehall. At the time of the redemption of the Company's interest in September 2005, Wellsford/Whitehall owned one office building and a parcel of land, both located in New Jersey.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

The Company's investment in Wellsford/Whitehall, which was accounted for on the equity method, was approximately $4,299,000 at December 31, 2004.

The following table details the changes in the Company's investment in Wellsford/Whitehall:

(amounts in thousands)
	2005	2004
Investment balance at January 1,	$4,229	$14,616
Distributions	(7,042)	--
Share of (through September 23, 2005):
(Loss) from operations	(839)	(3,307)
Net gain from asset disposition
transactions	6,000	289
Impairment provisions	--	(7,419)
Other comprehensive income	--	50
Proceeds from redemption of interest less
minority stockholders' interest and
transaction costs	(8,334)	--
Gain on redemption of interest	5,986	--

Investment balance at December 31,	$--	$4,229

The following table presents condensed balance sheet data at December 31, 2004 and condensed operating data for the years ended December 31, 2005, 2004 and 2003 for Wellsford/Whitehall:

(amounts in thousands)
Condensed Balance Sheet Data	December 31, 2004
Real estate, net	$9,685
Cash and cash equivalents	2,280
Assets held for sale	138,809
Total assets	162,368
Notes payable	113,887
Liabilities attributable to assets held for sale	15,880
Members' equity	28,766
	For the Years Ended December 31,
Condensed Operating Data	2005	2004	2003 (A)
Rental revenue	$1,047	$1,042	$1,112
Interest and other income	534	593	377

Total revenues	1,581	1,635	1,489

Operating expenses	900	850	916
Depreciation and amortization	625	668	635
Interest	390	597	351
General and administrative	43	195	329

Total expenses	1,958	2,310	2,231
(Loss) from impairment	(453)	(3,306)	--

(Loss) before discontinued operations	(830)	(3,981)	(742)
Income (loss) from discontinued operations (B)	15,136	(26,165)	(111,174)

Net income (loss)	$14,306	$(30,146)	$(111,916)

(A)	Operations reclassified for assets held for sale.
(B)	Includes impairment provisions of $21,069 and $114,700 for 2004 and 2003, respectively. See below.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued) Since the beginning of 2001, Wellsford/Whitehall has completed the following number of property sales or transfers:

Year	Number of Properties
2005	15
2004	8
2003	11
2002	1
2001	11

In May 2005, Wellsford/Whitehall completed the sale of a building in Ridgefield Park, New Jersey, for $31,400,000. Approximately $10,500,000 of the net proceeds and $8,000,000 of restricted cash were used to retire all outstanding mortgage indebtedness, leaving Wellsford/Whitehall without any mortgage debt. Wellsford/Whitehall reported a gain of approximately $10,100,000 on this transaction, of which the Company's share was approximately $3,500,000.

In April 2005, Wellsford/Whitehall completed the sale of a building in Needham, Massachusetts, for $37,500,000. Approximately $18,400,000 of the net proceeds were used to pay existing debt. Wellsford/Whitehall reported a gain of approximately $7,000,000 on this transaction, of which the Company's share was approximately $2,500,000.

In January 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000, were used to retire existing debt. Additionally, in January 2005, Wellsford/Whitehall completed the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs. The net proceeds from the sale of the retail stores of approximately $1,300,000, after payment of related debt, were available to be used by Wellsford/Whitehall for working capital purposes. During the fourth quarter of 2004, Wellsford/Whitehall recorded an impairment loss provision of approximately $21,069,000 relating to the January 2005 sales (of which the Company's share was approximately $7,419,000).

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties, which were subject to mortgage debt of approximately $64,200,000 along with a land parcel, related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family (the "Family") that, at that time, owned an aggregate 7.45% equity interest in Wellsford/Whitehall (the "Family Partnership"), in redemption of the Family's equity interests in Wellsford/Whitehall (the "Redemption Transaction"). As a result of this transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the third quarter of 2004, of which the Company's share was approximately $1,403,000. At the time of the Redemption Transaction, there was an elimination of an existing tax indemnity which Wellsford/Whitehall had to the Family's members. The economic effect of this tax indemnity restricted most future asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall's balance sheet; such restrictions no longer remained and Wellsford/Whitehall was allowed to proceed with its sales program as described above.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

During 2003, the Company's share of impairment provisions recorded by Wellsford/Whitehall amounted to $37,377,000. In addition, the Company wrote off $2,644,000 of related unamortized warrant costs on its books in 2003.

WP Commercial provided management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP Commercial received an administrative management fee of 93 basis points on a predetermined value for each asset in the Wellsford/Whitehall portfolio. As Wellsford/Whitehall sold assets, the basis used to determine the fee was reduced by the respective asset's predetermined value six months after the completion of such sales. During the years ended December 31, 2005, 2004 and 2003, respectively, Wellsford/Whitehall paid the following fees to WP Commercial or one of its affiliates, including amounts reflected in discontinued operations of Wellsford/Whitehall:

	For the Years Ended December 31,
	2005	2004	2003
Administrative management	$1,834,000	$3,715,000	$4,604,000

Construction, construction management,
development and leasing	$75,000	$784,000	$1,925,000

Financing fee	$750,000	$--	$--

Whitehall paid the Company fees with respect to assets disposed of by Wellsford/Whitehall and for certain acquisitions of real estate made by certain other affiliates of Whitehall. Such fees aggregated $518,000, $46,000 and $430,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily made debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At December 31, 2005, the Company, on the liquidation basis of accounting, had the following investments in the Debt and Equity Activities SBU: (i) approximately $453,000 in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining two unsold residential units; (ii) approximately $20,000,000 for Reis, a real estate information and database company; and (iii) approximately $666,000 in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Debt Investments

The following table presents information regarding the Company's debt investments, none of which were outstanding at December 31, 2005:

		Balance at December 31,		Annual Interest	Stated Maturity	Prepayment	Interest Revenue for the Years Ended December 31,
	Collateral	2005	2004	Rate	Date	Date	2005	2004	2003
Guggenheim					December	September
Loan	(A)	$--	$1,032,000	8.25%	2005	2005	$58,000	$173,000	$259,000
277 Park						September
Loan	(B)	$--	$--	12.00%	May 2007	2003	$--	$--	$6,643,000	(C)

(A)	The loan represented the balance of proceeds from a sale of a 4.2% interest in The Liberty Hampshire Company, L.L.C. ("Liberty Hampshire"). The loan was secured by partnership interests in Guggenheim.
(B)	Secured by a pledge of equity interests in the entity which owned an office property in midtown Manhattan, New York.
(C)	Includes a yield maintenance penalty of $4,368,000.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

Equity Investments

Second Holding

Second Holding is a special purpose finance company, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. The other asset-backed securities that Second Holding purchased may have been secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It was Second Holding's intent to hold all securities to maturity. Many of the securities owned by Second Holding were obtained through private placements.

The Company's initial net contribution to Second Holding was approximately $24,600,000 to obtain an approximate 51.09% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and an affiliate of a significant shareholder of the Company, the Hunt Trust, together with other Hunt Trust related entities, owning the remaining approximate 39% interest.

During the latter part of 2000, an additional partner was admitted to the venture who committed to provide credit enhancement. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) would no longer write new credit enhancement business, however, it would continue to support its existing book of credit enhancement business. This partner was entitled to 35% of net income as defined by agreement, while the other partners, including the Company, shared in the remaining 65%. The Company's allocation of income was approximately 51.09% of the remaining 65%.

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

The Company accounted for its investment in Second Holding on the equity method of accounting as its interests were represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company's investment was approximately $29,167,000 at December 31, 2003. The Company's share of (loss) income from Second Holding's operations was approximately $(4,790,000) and $1,640,000 for the eleven months ended November 30, 2004 (date of sale) and for the year ended December 31, 2003. The loss in the year ended December 31, 2004 is the result of a

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

$12,930,000 net impairment charge taken by Second Holding (of which the Company's share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004. The net fees earned by the Company, which were based upon total assets of Second Holding, amounted to approximately $751,000 and $930,000 for the years ended December 31, 2004 and 2003, respectively.

(amounts in thousands)	For the Years Ended December 31,
Condensed Operating Data	2004*	2003
Interest revenue	$38,248	$42,339

Interest expense	30,478	32,391
Loss on investments	18,784	--
Fees and other	4,433	4,905

Total expenses	53,695	37,296

Net (loss) income	$(15,447)	$5,043

*	The Company sold its investment in Second Holding on November 30, 2004.

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors ("PREI"), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company's investment in Clairborne Fordham, which is accounted for on the equity method, was approximately $453,000 (liquidation basis) and approximately $2,190,000 (going concern basis) at December 31, 2005 and 2004, respectively.

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

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which at that time included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to December 31, 2004, Clairborne Fordham sold the retail space and three residential units and realized approximately $8,677,000 of net proceeds before the $2,000,000 payment to the former owner. Clairborne Fordham distributed approximately $5,655,000 to the venture members including approximately $566,000 to the Company during the period September 15, 2004 to December 31, 2004. Undistributed proceeds were retained by Clairborne Fordham for working capital purposes. During the year ended December 31, 2005, Clairborne Fordham sold the parking garage and 13 residential units for aggregate net proceeds of approximately $26,812,000, of which approximately $2,645,000 was distributed to the Company during 2005. Clairborne Fordham intends to continue the orderly sale of the remaining two residential units in 2006.

The following table details the Company's share of income from Clairborne Fordham:

	For the Period January 1 to November 17,	For the Years Ended December 31,
	2005	2004	2003
Contractual interest from Mezzanine Loan	$--	$--	$269,000
Additional interest income pursuant to the October
2003 amended loan agreement	--	314,000	136,000
Net income from sales of components and operations
subsequent to the September 15, 2004 transaction	702,000	198,000	--

	$702,000	$512,000	$405,000

Other Investments

Reis

The Company has direct and indirect equity investments in Reis, a real estate information and database company, which provides real estate market information to institutional investors. At December 31, 2005, the carrying amount of the Company's aggregate investment in Reis was approximately $20,000,000 (liquidation basis - see below). This investment represents approximately 21% of Reis' equity on an as converted basis at December 31, 2005. Such investment, which had previously been accounted for on a cost basis, amounted to approximately $6,790,000 at December 31, 2004 of which approximately $2,231,000 is held directly by the Company and approximately $4,559,000 represents our share held through Reis Capital. Prior to the approval of the Plan, the cost basis method was used to account for Reis as the Company's ownership interest is in non-voting preferred shares and the Company's interests are represented by one member of Reis' seven member board. The adjustment to report Reis at estimated net realizable value is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

As of March 13, 2006, Reis is currently considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis is sold at that amount, the Company will receive approximately $20,000,000 of proceeds, subject to escrow holdbacks. While these potential sale proceeds are now reflected in the Company's net realizable value presentation, there is no assurance that this transaction will be consummated. There is no assurance that if this current transaction is not consummated that Reis will sell the company to another party at the same price or at all.

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

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidates Wellsford Mantua at December 31, 2005 and 2004. The Company's investment in Wellsford Mantua was approximately $666,000 (liquidation basis) and approximately $533,000 (going concern basis) at December 31, 2005 and 2004, respectively.

Residential Activities

Palomino Park

The Company has been the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units were operated as rental property until they were sold in November 2005 (see below). The 264 unit Silver Mesa phase was converted into condominiums (sales commenced in February 2001 and by August 2005 the

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

Company had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project. At December 31, 2005, the Company had a 92.925% interest in the final phase of Palomino Park and a subsidiary of EQR owned the remaining 7.075% interest. At December 31, 2004, the Company's interest was 85.85% and EQR's interest was 14.15%.

With respect to EQR's 14.15% interest at December 31, 2004 in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed in October 2005. Aggregate distributions from the subsidiary corporation's available cash and sales proceeds of approximately $4,080,000 were made to EQR during 2005.

In November 2005, the Company sold the Blue Ridge, Red Canyon and Green River rental phases for $176,000,000 to a national financial services organization and realized a gain of approximately $57,202,000 after EQR's interest, specific bonuses paid to executives of the Company related to the sale and estimated state and Federal taxes. This amount is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation. The Company repaid an aggregate of approximately $94,035,000 of mortgage debt and paid approximately $4,600,000 of debt prepayment costs from the sale proceeds, among other selling costs.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. A five-year letter of credit from Commerzbank AG had secured the Palomino Park Bonds and a subsidiary of EQR had guaranteed Commerzbank AG's letter of credit. The Company retired the $10,405,000 balance of this obligation prior to the expiration of the letter of credit and EQR's guarantee in May 2005.

In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,600,000. At that time, the Company obtained a $34,500,000 permanent loan (the "Blue Ridge Mortgage") secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage had a maturity of December 2007 and bore interest at a fixed rate of 6.92% per annum. Principal payments were based on a 30-year amortization schedule.

In November 1998, Phase II, the 304 unit phase known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, the Company acquired the Red Canyon improvements and the related construction loan was repaid with the proceeds of a $27,000,000 permanent loan (the "Red Canyon Mortgage") secured by a first mortgage on Red Canyon. The Red Canyon Mortgage had a maturity of December 2008 and bore interest at a fixed rate of 6.68% per annum. Principal payments were based on a 30-year amortization schedule.

In October 2000, Phase III, the 264 unit phase known as Silver Mesa, was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sell out period until the inventory available for sale had been significantly reduced and additional units were required to be prepared for sale. The Company made a payment of $2,075,000 to reduce the

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral and obtained a $32,000,000 loan which was collateralized by the unsold Silver Mesa units and matured in December 2003 (the "Silver Mesa Conversion Loan"). During May 2003, the Company repaid the remaining unpaid principal balance of the Silver Mesa Conversion Loan with proceeds from Silver Mesa unit sales and available cash.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and by August 2005 all of the 264 units were sold. The following table provides information regarding sales of Silver Mesa units:

	For the Years Ended December 31,					Project
	2005	2004	2003	2002	2001	Totals
Number of units sold	2	53	56	48	105	264
Gross proceeds	$488,000	$12,288,000	$12,535,000	$10,635,000	$21,932,000	$57,878,000
Principal paydown on Silver
Mesa Conversion Loan	$--	$--	$4,318,000	$9,034,000	$18,648,000	$32,000,000

As the Company sold Silver Mesa units, rental revenue, the corresponding operating expenses and cash flow from the units being rented diminished. Rental revenue from the Silver Mesa phase was approximately $51,000 and $702,000 for the years ended December 31, 2004 and 2003, respectively.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the "Green River Mortgage"). The Green River Mortgage had a maturity of March 2013 and bore interest at a fixed rate of 5.45% per annum. Principal payments were based on a 30-year amortization schedule. The proceeds of the Green River Mortgage were used to repay the construction loan for the Green River phase.

In 2004, the Company commenced the development of the final phase of Palomino Park known as Gold Peak. Gold Peak will be comprised of 259 condominium units to be built in three sections on the remaining 29 acre land parcel at Palomino Park. At December 31, 2005, there were 84 Gold Peak units under contract with nominal down payments. Gold Peak unit sales commenced in January 2006.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum and mature in November 2006 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower. The balance of the Gold Peak Mortgage was approximately $11,575,000 at December 31, 2005. Principal repayments will be made as units are sold. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Other Developments

East Lyme

The Company has a 95% ownership interest as managing member of a venture which owns 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

houses for sale ("East Lyme"). The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. The completion of additional homes and closings of initial sales are expected to occur in 2006.

After purchasing the land, the Company executed an agreement with a homebuilder (the "Homebuilder") who will construct and sell the homes for this project and is a 5% partner in the project along with receiving other consideration. The Company extended a loan to the Homebuilder of $157,500 at a rate of 6% per annum which was used by the Homebuilder to finance one-half of his 5% investment in East Lyme. The loan matures upon the termination of the development agreement.

The Company obtained construction financing in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the East Lyme Construction Loan was approximately $7,226,000 and $361,000 at December 31, 2005 and 2004, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase from the seller of the initial East Lyme land parcel a contiguous parcel of land which can be used to develop 60 single family homes and subsequently acquired the parcel in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell custom designed homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots to 49 lots, improve the land, obtain construction financing and construct and sell single family homes. The completion of initial homes and closings of initial sales are expected to occur in 2007.

Claverack is capitalized with $3,000,000 of capital, the Company's share of which was contributed in cash and the 25% partner's contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and had a maturity of February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire the Claverack Mortgage and will be used to construct a custom design model home during 2006 until permanent construction financing is obtained. The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $449,000 at December 31, 2005.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information (continued)

On January 13, 2006, the Claverack partners contributed additional capital aggregating approximately $701,000, of which the Company's share was approximately $526,000.

Beekman

In February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units. The Company's $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties including that the governmental approval and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Company's Chairman and former President, or a company in which they have ownership interests, at the greater of the Company's costs or appraised values. On January 27, 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project at the Company's aggregate cost of approximately $1,297,000. This was accomplished through a sale of the entities that owned the Beekman project.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Fair Value of Financial Instruments

At December 31, 2005, the Company's assets are stated at their net realizable values and liabilities are stated at their estimated settlement amounts. All of the Company's debt at December 31, 2005 is floating rate based. The Company has two interest rate caps which had a fair value of approximately $168,000 at December 31, 2005. The following table presents the historical cost and fair value of the Company's consolidated financial instruments at December 31, 2004:

(amounts in thousands)
Investments	Historical Cost at December 31, 2004	Fair Value at December 31, 2004
Fixed rate U.S. Government treasury obligations	$27,551	$27,424	(B)

Notes Receivable
Fixed rate:
Guggenheim	$1,032	$1,052	(C)
Other	158	158

Total notes receivable	$1,190	$1,210

Debt (A)
Floating rate:
Palomino Park Bonds	$12,680	$12,680	(D)
East Lyme Construction Loan	361	361	(D)

Total floating rate debt	13,041	13,041

Fixed rate:
Blue Ridge Mortgage	31,407	33,466	(E)
Red Canyon Mortgage	24,885	26,587	(E)
Green River Mortgage	39,055	39,742	(E)
Claverack Mortgage	465	470	(E)

Total fixed rate debt	95,812	100,265

Total debt	$108,853	$113,306

(A)	For more information regarding the Company's debt, see Footnote 4.
(B)	Based upon quoted market value of such securities at December 31, 2004.
(C)	The fair value of the Company's fixed rate notes receivable was determined by reference to comparable investment market data.
(D)	The fair value of the Company's floating rate debt is considered to be its carrying amounts.
(E)	The fair value of the Company's fixed rate debt was determined by reference to comparable investment market data.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Summarized Consolidated Quarterly Information (Unaudited) Summarized consolidated quarterly financial information is as follows:

	For the Three Months Ended			For the Period October 1 to
2005	March 31	June 30	September 30	November 17
Revenues	$4,301,505	$4,037,315	$4,231,164	$2,140,491
Costs and expenses	(6,573,151)	(7,506,813)	(6,088,942)	(3,454,186)
(Loss) income from joint ventures	(490,353)	6,403,376	5,601,729	334,981
Minority interest benefit	31,037	35,244	42,802	63,093

(Loss) income before income taxes	(2,730,962)	2,969,122	3,786,753	(915,621)
Income tax (expense)	(60,000)	--	(10,000)	(21,000)

Net (loss) income	$(2,790,962)	$2,969,122	$3,776,753	$(936,621)

Per share amounts, basic and diluted:*
Net (loss) income	$(0.43)	$0.46	$0.58	$(0.14)

Weighted average number of common shares
outstanding:
Basic	6,467,639	6,467,639	6,467,639	6,467,639

Diluted	6,467,639	6,468,509	6,476,698	6,467,639

	For the Three Months Ended
2004	March 31	June 30	September 30	December 31
Revenues	$6,166,734	$8,540,073	$8,253,519	$4,689,000
Costs and expenses	(8,580,372)	(10,574,028)	(10,606,246)	(7,820,563)
(Loss) from joint ventures	(5,091,593)	(1,014,438)	(10,277,532)	(7,331,551)
Minority interest benefit (expense)	39,485	4,362	(3,665)	48,296

(Loss) before income taxes, and discontinued
operations	(7,465,746)	(3,044,031)	(12,633,924)	(10,414,818)
Income tax (expense) benefit	(40,000)	(59,000)	(44,000)	273,000

(Loss) from continuing operations	(7,505,746)	(3,103,031)	(12,677,924)	(10,141,818)
(Loss) income from discontinued operations, net of tax	(13,147)	789,461	--	(51,245)

Net (loss)	$(7,518,893)	$(2,313,570)	$(12,677,924)	$(10,193,063)

Per share amounts, basic and diluted:*
(Loss) from continuing operations	$(1.16)	$(0.48)	$(1.96)	$(1.57)
Income (loss) from discontinued operations	--	0.12	--	(0.01)

Net (loss)	$(1.16)	$(0.36)	$(1.96)	$(1.58)

Weighted average number of common shares
outstanding:
Basic and diluted	6,457,531	6,459,738	6,460,770	6,463,054

*	Aggregate quarterly earnings per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

Wellsford/Whitehall Group, L.L.C. and Subsidiaries Consolidated Financial Statements Years ended December 31, 2005 and 2004 with Report of Independent Auditors

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS
To the Members of
Wellsford/Whitehall Group, L.L.C. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wellsford/Whitehall Group, L.L.C. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford/Whitehall Group, L.L.C. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Dallas, Texas January 31, 2006

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Real estate assets:
Land	$1,166,250	$1,166,250
Land improvements	3,170,580	3,608,757
Buildings and improvements	6,952,763	6,897,437

	11,289,593	11,672,444
Less accumulated depreciation	(2,612,576)	(1,987,244)

	8,677,017	9,685,200
Assets held for sale	--	138,809,453
Cash and cash equivalents	1,444,452	2,280,434
Restricted cash	--	9,729,738
Deferred costs, less accumulated amortization	--	780,385
Receivables, prepaids and other assets, net	306,661	1,083,189

Total assets	$10,428,130	$162,368,399

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Notes payable	$--	$113,887,418
Liabilities attributable to assets held for sale	--	15,880,361
Accrued expenses and other liabilities	1,251,775	3,297,833
Accrued interest on notes payable	--	537,282

Total liabilities	1,251,775	133,602,894

Commitments and contingencies

Members' equity	9,176,355	28,765,505

Total liabilities and members' equity	$10,428,130	$162,368,399

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenues:
Rental income	$1,046,654	$1,041,553	$1,111,723
Recoverable expenses	122,748	128,500	114,031
Interest and other income	411,130	465,434	263,722

Total revenues	1,580,532	1,635,487	1,489,476

Expenses:
Property operations	569,151	461,803	569,211
Real estate taxes	187,484	230,304	192,217
Insurance	30,721	45,139	42,352
Interest	380,617	337,957	351,464
Fair value adjustment of derivative instrument	8,889	259,731	--
Depreciation and amortization	625,332	668,328	634,725
Asset management fees	112,483	112,483	112,491
Ownership	43,486	194,758	328,929
Loss from impairment	452,500	3,305,985	--

Total expenses	2,410,663	5,616,488	2,231,389

Loss before discontinued operations	(830,131)	(3,981,001)	(741,913)

Discontinued Operations:
Gain on dispositions	17,325,536	886,651	9,297,121
Operating income	28,708	2,385,882	9,842,592
Interest and amortization	(2,218,532)	(11,674,228)	(15,626,814)
Loss from impairment	--	(17,763,511)	(114,687,022)

Income (loss) from discontinued operations	15,135,712	(26,165,206)	(111,174,123)

Net income (loss)	$14,305,581	$(30,146,207)	$(111,916,036)

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Membership		Paid-In	Excess of Distributions Over	Other Comprehensive	Total Members'
	Units	Amount	Capital	Earnings	(loss)/income	Equity
January 1, 2003	19,258,328	$192,583	$275,657,412	$(96,108,482)	$(1,296,573)	$178,444,940

Net loss	--	--	--	(111,916,036)	--	(111,916,036)

Other comprehensive income	--	--	--	--	1,102,893	1,102,893

Distributions	--	--	--	(2,264,826)	--	(2,264,826)

December 31, 2003	19,258,328	192,583	275,657,412	(210,289,344)	(193,680)	65,366,971

Net loss	--	--	--	(30,146,207)	--	(30,146,207)

Other comprehensive income	--	--	--	--	193,680	193,680

Redemption of Saracen Members' Interest	(1,434,126)	(1,434)	(6,647,505)	--	--	(6,648,939)

December 31, 2004	17,824,202	191,149	269,009,907	(240,435,551)	--	28,765,505

Net income	--	--	--	14,305,581	--	14,305,581

Distributions	--	--	--	(25,500,000)	--	(25,500,000)

Redemption of WCPT Members' Interest	(6,276,780)	(6,277)	(8,388,454)	--	--	(8,394,731)

December 31, 2005	11,547,422	$184,872	$260,621,453	$(251,629,970)	$--	$9,176,355

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$14,305,581	$(30,146,207)	$(111,916,036)
Adjustments from net income (loss) to net cash
from operating activities:
Gain on disposition of real estate assets	(17,325,536)	(886,651)	(9,297,121)
Loss on derivative fair market value adjustment	8,889	259,731	--
Depreciation and amortization	625,332	8,147,492	11,200,304
Loss on impairment of real estate assets	452,500	21,069,496	114,687,022
Amortization of deferred financing costs	771,496	1,298,036	4,964,321
Change in receivables, prepaids and other assets	3,053,353	(1,466,571)	3,431,762
Change in accrued expenses and other liabilities	(2,519,495)	(4,667,969)	690,090

Net cash (used in) provided by operating activities	(627,880)	(6,392,643)	13,760,342

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to real estate assets	(704,678)	(8,668,305)	(23,807,946)
Disposal of real estate assets, net of selling expenses	154,365,392	17,182,058	170,509,950

Net cash provided by investing activities	153,660,714	8,513,753	146,702,004

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	--	7,925,001	--
Repayment of notes payable	(129,703,823)	(15,705,781)	(166,700,076)
Repayment of ground lease obligations	--	--	(1,111,239)
Change in restricted cash	9,729,738	(2,350,373)	4,641,803
Deferred financing costs	--	(1,316,829)	(83,543)
Member distributions	(25,500,000)	--	(2,264,826)
Redemption of equity	(8,394,731)	--	--

Net cash used in financing activities	(153,868,816)	(11,447,982)	(165,517,881)

Net change in cash and cash equivalents	(835,982)	(9,326,872)	(5,055,535)
Cash and cash equivalents, beginning of year	2,280,434	11,607,306	16,662,841

Cash and cash equivalents, end of year	$1,444,452	$2,280,434	$11,607,306

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,678,891	$10,886,159	$12,369,290

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004

1.	Organization and Business
Wellsford/Whitehall Group, L.L.C. and subsidiaries (the “Company”), was formed in May 1999 and consisted of the following members at December 31, 2005: WHWEL Real Estate Limited Partnership (“WHWEL”), WXI/WWG Realty L.L.C. and W/W Group Holdings, L.L.C. (collectively the “Whitehall Members”). These are collectively referred to as the “Members.”

WP Commercial, L.L.C. (“WP”) manages the Company on a day-to-day basis; however, certain major and operational decisions require the consent of the Members. WP also provides management, construction, development and leasing services to the Company as well as to third parties, based upon an agreed upon fee schedule and also provides such services to a new venture organized by certain of the Whitehall Members (“New Venture”). WP is owned by affiliates of the Whitehall Members.

Under the terms of existing agreements, it is expected that the Company will not purchase any additional real estate assets. The Members have agreed to an orderly disposal of the Company’s assets over time. The Company will terminate on December 31, 2045, unless sooner by the written consent of all Members.

During 2005, the Company redeemed and retired the 6,276,780 membership units owned by the Wellsford Commercial Properties Trust (“WCPT”), in exchange for cash of $8,394,731. The cash payment was the negotiated fair market value of the WCPT members’ interest as of July 31, 2005 and was paid by the Company to the WCPT members’.

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

The number of membership units issued and outstanding is as follows:

	December 31,
	2005	2004	2003
Whitehall Members	11,547,422	11,547,422	11,547,422
WCPT	--	6,276,780	6,276,780
Saracen Members	--	--	1,434,126

Total	11,547,422	17,824,202	19,258,328

As of December 31, 2005, the Company owned 2 properties, containing approximately 129,227 square feet (unaudited) of office space in New Jersey (1 operating property, 1 tract of land).

2.	Summary Of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004 (continued)

Summary Of Significant Accounting Policies (continued)

Cash and Cash Equivalents. The Company considers all demand and money market accounts and short-term investments in government funds with an original maturity of three months or less when purchased to be cash and cash equivalents.

Real Estate and Depreciation. Real estate assets are stated at cost, adjusted for impairment losses. Costs directly related to the acquisition and improvement of real estate are capitalized, including the purchase price, legal fees, acquisition costs, interest, property taxes and other operational costs during the period of development. Ordinary repairs and maintenance items are expensed as incurred. Replacements and betterments are capitalized and depreciated over their estimated useful lives. Tenant improvements and leasing commissions are capitalized and amortized over an average term of the related leases. Depreciation is computed over the expected useful lives of the depreciable properties using methods that approximate straight-line, principally 40 years for commercial properties, five to 12 years for furnishings and equipment and 15 years for land improvements.

Management reviews its real estate assets for impairment annually in connection with the preparation of budgets for the upcoming year and as part of the financial statement closing process. The Company performs evaluations for impairment on all of its real estate assets. As part of this evaluation, the Company recorded impairment provisions of approximately $453,000, $21,069,000 and $114,687,000 during the years ended December 31, 2005, 2004, and 2003, respectively. The 2005 provisions are primarily the result of a minor change in the economics of such asset and the market in which it is located. The 2004 provisions are primarily the result of a change in the intended use of such assets resulting from the change in classification from held for use to held for sale during the year ended December 31, 2004. The 2003 provisions were the result of significant declines in the economics of such assets and the markets in which they were located, resulting in decreasing market rents, slower absorption trends and greater tenant concession costs. For real estate assets held and used, the Company recognizes an impairment loss only if the carrying amount of the asset is not recoverable from its undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and the fair value of the asset. Real estate assets considered held for sale are reported at the lower of carrying amount or fair value less costs to sell and are not depreciated.

Deferred Costs. Deferred costs consisted primarily of costs incurred to obtain financing. Those deferred financing costs were amortized over the expected term of the respective agreements, adjusted for any unscheduled prepayments. Such amortization is included in interest expense in the accompanying consolidated statements of operations. The Company recorded amortization expense related to deferred costs totaling $771,000, $1,298,000, and $4,964,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

Profit and Revenue Recognition. Sales of real estate assets are recognized at closing, subject to the receipt of an adequate down payment and the relinquishment of substantial ownership risks in the future operations of the asset. Commercial properties are leased under operating leases. Rental revenue is recognized on a straight-line basis over the terms of the respective leases. The Company records an allowance for accounts receivable estimated to be uncollectible. As of December 31, 2005, the Company’s outstanding accounts receivable was $17,000, net of a $628,000 allowance.

Discontinued Operations. Properties planned to be sold within one year following the balance sheet date are classified as held for sale and the related results of operations have been reported separately as discontinued operations for the years ended December 31, 2005, 2004 and 2003. There were no properties held for sale at December 31, 2005. Assets attributable to properties held for sale have been classified separately in the Company’s balance sheets at December 31, 2004. The results of operations for assets disposed of during the current year have also been reported as discontinued operations for the years ended December 31, 2005, 2004 and 2003.

Income Taxes. The Company is a limited liability company. In accordance with the tax law regarding such entities, each of the Company’s membership unit holders is responsible for reporting their share of the Company’s taxable income or loss on their separate tax returns. Accordingly, the Company has recorded no provision for Federal, state and local income taxes.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004 (continued)

Summary Of Significant Accounting Policies (continued)

Derivative and Hedging Activities. The Company recognizes all newly acquired derivatives on the balance sheet at fair value. During 2005, the interest rate protection agreement acquired in 2004 expired and the change in the fair value of the derivative is recognized in earnings.

During 2004, the Company acquired a new interest rate protection agreement which limited the base rate of the variable rate debt. The Company did not account for the derivative as a hedging instrument. Accordingly, changes in the fair value of the derivative were immediately recognized in earnings.

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
The Company owns the following properties classified as held for investment. Amounts are presented net of impairment provisions (amounts in thousands):

		December 31,
Property Collateralizing Portfolio Loan-2004	Location	2005	2004
150 Mount Bethel	Warren, NJ	$8,119	$8,063

Unencumbered Property
Airport Executive Park-Land	Hanover Twp, NJ	3,171	3,609

Real estate held for investment		11,290	11,672
Accumulated depreciation		(2,613)	(1,987)

Real estate held for investment, net		$8,677	$9,685

One tenant of the properties held for investment contributed approximately 97% of rental income generated by properties held for investment for the year ended December 31, 2005.

The Company owned the following properties classified as held for sale as of December 31, 2004. As of December 31, 2005, all assets owned by the Company were held for investment. Amounts are presented net of impairment provisions (amounts in thousands):

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004 (continued)

Commercial Properties (continued)

		December 31,
Properties Collateralizing Portfolio Loan	Location	2005	2004
300 Atrium Drive(a)	Somerset, NJ	--	$11,087
400 Atrium Drive(a)	Somerset, NJ	--	34,865
500 Atrium Drive(a)	Somerset, NJ	--	12,740
700 Atrium Drive(a)	Somerset, NJ	--	10,104
Garden State Exhibit Center(a)	Somerset, NJ	--	7,281
Cutler Lake Corporate Center(b)	Needham, MA	--	39,425
377/379 Campus Drive(a)	Franklin Twp, NJ	--	11,694
Samsung/105 Challenger Road(c)	Ridgefield Park, NJ	--	24,571

		--	151,767

Properties Collateralizing Other Mortgages or Unencumbered		2005	2004
600 Atrium Drive (land)(a)	Somerset, NJ	--	--
Airport Executive Park(a)	Hanover Twp, NJ	--	8,854
CVS(a)	Essex, MD	--	4,724
CVS(a)	Pennsauken, NJ	--	3,908
CVS(a)	Runnemede, NJ	--	4,121
CVS(a)	Wetumpka, AL	--	2,665
CVS(a)	Richmond, VA	--	3,162

		--	27,434

Real estate held for sale		--	179,201
Accumulated depreciation		--	(42,797)

Real estate held for sale, net		--	$136,404

(a) Asset sold during January 2005.
(b) Asset sold during April 2005.
(c) Asset sold during May 2005.

The Company capitalizes interest related to properties under renovation to the extent such assets qualify for capitalization. Total interest capitalized was $0, $0 and $2,763,000, respectively, for the years ended December 31, 2005, 2004, and 2003.

4.	Leases

Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts. Non-cancelable operating leases with tenants expire on various dates through 2012. The future minimum lease payments to be received under leases existing as of December 31, 2005, are as follows (amounts in thousands):

For the Years Ended December 31,	Property held for investment
2006	$1,227
2007	1,288
2008	345
2009	31
2010	31
Thereafter	44

Total	$2,966

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004 (continued)

The future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.
5.	Ground Leases

The leasehold interest in one property held for investment is subject to a ground lease. At December 31, 2005, aggregate future minimum rental payments under the lease which expires on April 20, 2077, are as follows (amounts in thousands):
For the Years Ended December 31,	Property held for investment
2006	$73
2007	75
2008	76
2009	77
2010	78
Thereafter	7,990

Total	$8,369

6.	Notes Payable The Company’s notes payable consisted of the following (amounts in thousands):

	Interest Rate at	December 31,
Debt	December 31, 2004	2005	2004
General Electric Capital Real Estate (a)	LIBOR + 3.25%	$--	$106,078
Other Mortgage Loans
Washington Mutual (a)	LIBOR + 2.50%	--	7,809
Wells Fargo (b)	7.28%	--	15,816

Total notes payable		--	129,703
Notes payable assumed by purchaser		--	(15,816)

Total notes payable, net of notes payable assumed		$--	$113,887

(a)	The Company repaid the Portfolio Loan and the Washington Mutual debt in full during 2005 with the sale of the assets.
(b)	The Wells Fargo note was assumed as part of the sale of certain assets during January 2005.

In June 2001, the Company obtained a loan with General Electric Capital Real Estate (the "Portfolio Loan") which required monthly payments of interest until maturity. During 2005, the loan was repaid in full with the sale of the assets.

The 30-day LIBOR rate was 2.40% on December 31, 2004.

In April 2004, the Company entered into a new interest rate protection agreement (the "New Cap") at a cost of $269,000, which limits LIBOR exposure to 6.86% until December 2006 on $122,100,000 of debt. The New Cap was not designated as a hedge. Accordingly, changes in the fair value of the New Cap were recognized immediately into earnings during the year ended December 31, 2005. At December 31, 2005, the fair value of the New Cap was $0.

In July 2001, the Company entered into an interest rate protection agreement (the "Cap") at a cost of $1,780,000, which limited LIBOR exposure to 5.83% until June 2003 and 6.83% until it matured in June 2004 on $285,000,000 of debt. The effective portion of the Cap's change in fair value was recorded as an adjustment to accumulated other comprehensive (income)/loss during 2004 and 2003, which totaled ($194,000) and ($1,103,000), respectively. An affiliate of the Whitehall Members was the counterparty to the Cap.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004 (continued)

7.	Transactions with Affiliates

As discussed in Note 1, WP performs management services for the Company. The Company pays WP an administrative cost and expense management fee equal to 0.93% of an agreed upon initial aggregate asset value of the Company's real estate assets. The fee will be reduced six months after any asset is sold pursuant to an agreed upon formula. The Company incurred an aggregate of $1,834,000, $3,715,000 and $4,604,000 in 2005, 2004 and 2003, respectively, related to these fees.

The Company also pays WP for construction management, development and leasing based upon a schedule of rates in each geographic area in which the Company operates. The Company incurred an aggregate of $75,000, $784,000 and $1,925,000 in 2005, 2004 and 2003, respectively, related to these services. These amounts have been capitalized as part of real estate assets.

Affiliates of the Whitehall Members provide debt placement, environmental and insurance services for the Company. The Company incurred $757,000, $459,000 and $691,000 in 2005, 2004 and 2003, respectively, for these services.

Affiliates of the Saracen Members performed property management services for certain assets of the Company through the date of the redemption, which amounted to approximately $161,000 and $252,000, respectively, for the years ended December 31, 2004 and 2003. Pursuant to an asset management agreement that was terminated in 1999, the Company agreed to pay the Saracen Members $1,000,000 in January 2004, plus quarterly interest at 10% per annum paid currently. This liability was fully satisfied during January 2004.

Affiliates of the Saracen Members leased space at one building through the date of the redemption to the Saracen Members. Revenue related to these leases for the years ended December 31, 2004 and 2003, totaled $18,000 and $49,000, respectively.

At December 31, 2005 and 2004 the Company had approximately $779,000 and $342,000, respectively, payable to its Members or their affiliates. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

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

See Notes 1, 6 and 8 for additional related party interest information.

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004 (continued)

8.	Discontinued Operations

As of December 31, 2004, the Company had 15 properties totaling 1,644,000 square feet (unaudited), which were classified as held for sale. There were no properties held for sale at December 31, 2005. Consistent with SFAS No. 144, the results of operations of the properties held for sale were reported as discontinued operations for the year ended December 31, 2004. Assets and liabilities anticipated to be sold that are attributable to the properties held for sale were classified separately in the Company's balance sheets, and are summarized as follows (amounts in thousands):

	December 31,
ASSETS	2005	2004
Net real estate	$--	$136,404
Receivables, prepaid and other assets	--	2,405

Total assets held for sale	$--	$138,809

LIABILITIES
Notes payable	$--	$15,816
Accrued interest on notes payable	--	64

Total liabilities held for sale	$--	$15,880

In conjunction with the sale of the properties classified as held for sale at December 31, 2004, the Company was required to pay off the notes payable related to certain of the properties.

Revenues attributable to the properties held for sale as of December 31, 2004 or attributable to the properties sold during the years ended December 31, 2005, 2004 and 2003 were $3,738,000, $30,604,000 and $46,709,000, respectively. Interest expense and amortization of deferred financing costs attributable to the properties held for sale as of December 31, 2004 or attributable to the properties sold during the years ended December 31, 2005, 2004 and 2003 were $2,219,000, $11,674,000 and $15,627,000, respectively.

The Company sold the following properties ($ in thousands):
	Years Ended December 31,
	2005	2004	2003
Number of properties	15	1	11

Net sales proceeds	$154,365	$17,182	$170,510

Gain on sales	$17,326	$5,193	$9,297

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

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004 (continued)

10.	Commitments and Contingencies

From time to time, legal actions are brought against the Company in the ordinary course of business. Although there can be no assurance, the Company is not a party to any legal action that would have a material adverse effect on the Company's financial condition, results of operations or cash flows in the future.

In connection with the redemption of the WCPT members' interest, if the Company enters into a sales contract over a specified amount, for one of the remaining assets, within six months and the sale closes within twelve months of the redemption, the Company would then remit to WCPT additional proceeds up to but not to exceed $528,150.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

The following reconciliation of real estate assets and accumulated depreciation is presented on the going concern basis of accounting at historical cost:

(amounts in thousands)	For the Period November 18 to December 31,	For the Period January 1 to November 17,	For the Years Ended December 31,
	2005	2005	2004	2003
Real Estate
Balance at beginning of period	$132,334	$132,311	$132,293	$136,723
Additions:
Capital improvements	--	23	18	20

	132,334	132,334	132,311	136,743
Less:
Real estate sold	(132,334)	--	--	--
Reclassified costs to residential units
available for sale	--	--	--	(4,450)

Balance at end of period	$--	$132,334	$132,311	$132,293

Accumulated Depreciation
Balance at beginning of period	$24,771	$21,031	$16,775	$12,834
Additions:
Charged to operating expense	--	3,740	4,256	4,354

	24,771	24,771	21,031	17,188
Less:
Accumulated depreciation real estate
sold	(24,771)	--	--	--
Accumulated depreciation on costs
reclassified to residential units
held for sale	--	--	--	(413)

Balance at end of period	$--	$24,771	$21,031	$16,775

S-1