Form 10-Q
period 2006-03-31
WELLSFORD REAL PROPERTIES INC
filed 2006-05-03
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2006

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917
Wellsford Real Properties, Inc. (Exact Name of Registrant as Specified in Its Charter)
Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)
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

Large accelerated Filer	Accelerated filer	X	Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
The number of the registrant’s shares of common stock outstanding was 6,471,179 as of May 3, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION:	Page Number

Item 1.	Financial Statements

	Consolidated Statements of Net Assets in Liquidation (liquidation basis)
	at March 31, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statement of Changes in Net Assets in Liquidation (liquidation
	basis) (unaudited) for the Three Months Ended March 31, 2006	4

	Consolidated Statement of Operations (going concern basis) (unaudited) for the
	Three Months Ended March 31, 2005	5

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
	March 31, 2006 (liquidation basis) and 2005 (going concern basis)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

Signatures		28

Exhibits		29

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate assets under development	$48,006,262	$44,233,031
Investments in joint ventures	20,453,074	20,453,074

Total real estate and investments	68,459,336	64,686,105
Cash and cash equivalents	39,094,397	41,027,086
Restricted cash and investments	3,972,503	18,953,325
Receivables, prepaid and other assets	2,033,461	2,003,635

Total assets	113,559,697	126,670,151

LIABILITIES AND NET ASSETS IN LIQUIDATION
Liabilities:
Mortgage notes and construction loans payable	23,769,349	19,250,344
Construction payables	3,632,608	3,878,872
Accrued expenses and other liabilities	4,161,358	6,977,182
Reserve for estimated costs during the liquidation period	23,146,001	24,057,079
Reserve for option cancellations	4,092,236	--
Deferred compensation liability	--	14,720,730

Total liabilities	58,801,552	68,884,207
Minority interests at estimated value	1,374,541	1,216,530

Total liabilities and minority interests	60,176,093	70,100,737

Commitments and contingencies
Net assets in liquidation	$53,383,604	$56,569,414

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Unaudited)

Net assets in liquidation - December 31, 2005	$56,569,414
Operating income	368,323
Accretion of discount attributable to real estate assets under development, net of minority interest and estimated income
taxes	672,805
Provision for option cancellations	(4,226,938)

Net changes in net assets in liquidation - January 1, 2006 to
March 31, 2006	(3,185,810)

Net assets in liquidation - March 31, 2006	$53,383,604

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS) FOR THE THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)

REVENUES
Rental revenue	$3,392,722
Revenue from sales of residential units	278,175
Interest revenue	447,708
Fee revenue	182,900

Total revenues	4,301,505

COSTS AND EXPENSES
Cost of sales of residential units	219,118
Property operating and maintenance	1,182,664
Real estate taxes	283,789
Depreciation and amortization	1,104,042
Property management	90,971
Interest:
Mortgage notes payable	1,334,543
Debentures	524,954
General and administrative	1,833,070

Total costs and expenses	6,573,151

(Loss) from joint ventures	(490,353)

(Loss) before minority interest and income taxes	(2,761,999)
Minority interest benefit	31,037

(Loss) before income taxes	(2,730,962)
Income tax expense	60,000

Net (loss)	$(2,790,962)

Per share amounts, basic and diluted:
Net (loss)	$(0.43)

Weighted average number of common shares outstanding:
Basic	6,467,639

Diluted	6,467,639

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	Liquidation Basis	Going Concern Basis
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from operating activities	$368,323
Net (loss) (period prior to liquidation accounting)	--	$(2,790,962)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	512	1,113,371
Net amortization of premiums/discounts on U.S. Government securities	--	1,387
Joint venture loss	--	509,810
Undistributed minority interest (benefit)	--	(31,037)
Stock issued for director compensation	--	16,000
Changes in assets and liabilities:
Restricted cash and investments	260,092	(566,723)
Residential units available for sale	--	200,734
Real estate assets under development	(4,334,182)	(3,752,615)
Prepaid and other assets	(30,338)	(53,727)
Accrued expenses and other liabilities	(2,848,866)	(1,463,612)
Reserve for estimated costs during the liquidation period	(911,078)	--
Construction payables	(246,264)	--
Deferred compensation liability	--	802,144

Net cash (used in) operating activities	(7,741,801)	(6,015,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	--	(15,862)
Proceeds from sale of real estate	1,296,883	--
Return of capital from investments in joint ventures	--	224,216
Redemption of U.S. Government securities	--	7,500,000

Net cash provided by investing activities	1,296,883	7,708,354

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes payable and construction loans	8,447,615	2,986,959
Repayments of mortgage notes payable and construction loans	(3,928,610)	(2,687,114)
Minority interest investment	175,176	--
Distributions to minority interest	(47,250)	--
Payments for option cancellations	(134,702)	--

Net cash provided by financing activities	4,512,229	299,845

Net (decrease) increase in cash and cash equivalents	(1,932,689)	1,992,969
Cash and cash equivalents, beginning of period	41,027,086	65,863,790

Cash and cash equivalents, end of period	$39,094,397	$67,856,759

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest including interest on Debentures of $515,625 in the 2005 period, and excluding interest funded by
construction loans	$--	$2,112,457

Cash paid during the period for income taxes	$2,323	$25,976

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan	$5,181,985	$50,000

Provision for option cancellations	$4,226,938

Accretion of discount attributable to real estate assets under
development, net	$672,805

Net transfer of deferred compensation assets and related liability	$14,720,730

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization, Business and Plan of Liquidation

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

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company's remaining primary operating activities are the development, construction and sale of three residential projects. Previously, the Company's activities had been categorized into three strategic business units ("SBUs") within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. See Footnote 3 for information regarding the Company's remaining primary operating activities.

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

The accompanying financial statements reflect net assets in liquidation of approximately $53,384,000, or $8.25 per share, on March 31, 2006 and approximately $56,569,000, or $8.74 per share, on December 31, 2005 based upon 6,471,179 common shares outstanding at each respective date. The reduction during the three months ended March 31, 2006 is primarily attributable to the modifications in the terms of the Company's stock option plans. See Footnote 9 for additional information regarding stock option plans. The reported amounts for net assets in liquidation present development projects at estimated net realizable value at each respective date after giving effect to the discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes a reserve for future estimated general and administrative expenses and other costs during the liquidation. Estimated net realizable value reflects economic changes and various other

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Organization, Business and Plan of Liquidation (continued)

changed circumstances over recent months. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company (see the Liquidation Basis of Accounting disclosure in Footnote 2 below).

The timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions prior to a final liquidating distribution.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation, which except for projects under development, does not incorporate a present value discount. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation, or the price or prices at which the Company's common stock has traded or is expected to trade in the future.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the adoption of the Plan by the stockholders (November 17, 2005) were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation at March 31, 2006 and December 31, 2005.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Summary of Significant Accounting Policies (continued)

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon the Company's budgets for constructing and selling the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units or homes. Sales prices are determined in consultation with the respective third party companies who are the sales agent for the project, where applicable. Costs and expenses are based upon the Company's budgets which have been reviewed with the third party construction company or joint venture partner. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects' planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios, in which event the Company will make additional equity contributions. For one project, the Company has assumed that a construction loan will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds are discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company's equity investment. The net effect of the discount accretion during the three months ended March 31, 2006 was approximately $673,000.

The estimated net realizable value of a land parcel acquired in November 2005 (the "East Lyme Land") is stated at the Company's cost.

The estimated net realizable value of the Company's interests in Reis, Inc. ("Reis") is based upon certain offers Reis received from potential purchasers. See Footnote 3 for additional disclosure regarding the current status and the risks and uncertainties regarding Reis and the possible sale of that company.

Assets of the Company's deferred compensation plan were included in restricted cash and investments and were primarily stated at their respective market values, which equaled the related deferred compensation liability. The assets and liabilities were transferred as part of the Beekman transaction in January 2006 (see Footnote 3).

Cash, deposits and escrow accounts are presented at face value. The Company's remaining assets are stated at estimated net realizable value which is the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that have been valued on this basis include receivables, joint venture investments and other investments.

Mortgage notes and construction loans payable, construction payables and accrued expenses and other liabilities are stated at settlement amounts.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Summary of Significant Accounting Policies (continued)

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and the potential sale of Reis to a third party, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company's remaining assets. Also, the Company has not recorded any liability for any cash operating shortfall that may result at the projects under construction during the anticipated holding period because management currently expects that projected operating shortfalls could be funded from the operating profits overall from the sale of homes and condominium units and interest earned on invested cash. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	December 31, 2005	Adjustments and Payments	March 31, 2006
Payroll, benefits, severance and
retention costs	$11,963,000	$(549,000)	$11,414,000
Professional fees	4,715,000	(67,000)	4,648,000
Other general and administrative costs	7,379,000	(295,000)	7,084,000

Total	$24,057,000	$(911,000)	$23,146,000

The Company has accrued a liability for cash payments that could be made to option holders for the amount of the fair value of the Company's common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. See Footnote 9 for additional information regarding share option plans.

Going Concern Basis of Accounting

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company's financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical results of operations related to the Company's assets and liabilities for the periods prior to November 17, 2005, including the three months ended March 31, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries and include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Summary of Significant Accounting Policies (continued)

incurred, respectively, by the Trust. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments were initially recorded at cost and are subsequently adjusted for the Company's proportionate share of the investment's income (loss) and additional contributions or distributions through the adoption of the liquidation basis of accounting. Investments in entities where the Company did not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

The Company has investments in three VIEs of which two were consolidated at March 31, 2006 and five VIEs of which three were consolidated at December 31, 2005. The decrease in the number of VIEs is a result of the sale of the Beekman assets and the related transfer of the remaining deferred compensation assets and liabilities in January 2006 (see Footnote 3).

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006. The results of operations and cash flows for the three months ended March 31, 2006 and 2005 are not necessarily indicative of a full year results.

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

Prior to the adoption of the liquidation basis of accounting, the Company's operations were organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for the periods reported on a going concern basis:

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Three Months Ended March 31, 2005 (Going Concern Basis)
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

Remaining Activities, Assets and Investments At March 31, 2006, the Company’s remaining activities, assets and investments were comprised primarily of the following:

o	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 16 Gold Peak units were sold by March 31, 2006.
o	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company commenced building 101 single family homes on 139 acres (“East Lyme”). An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land”).
o	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Segment Information (continued)
o	Interests in Reis, a real estate information and database company.
o	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining two unsold residential units of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado (“Palomino Park”). Gold Peak will be comprised of 259 condominium units to be built in three sections on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum and mature in November 2006 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower (the “Gold Peak Construction Loan”). Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $14,219,000 and $11,575,000 at March 31, 2006 and December 31, 2005, respectively. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Gold Peak unit sales commenced in January 2006. At March 31, 2006, there were 88 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

For the Three Months Ended March 31, 2006
Number of units sold	16
Gross sales proceeds	$4,348,000
Principal paydown on Gold Peak Construction
Loan	$3,929,000

East Lyme

The Company has a 95% ownership interest as managing member of a venture which owns 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. The completion of additional homes and closings of initial sales are expected to occur in 2006. At March 31, 2006, three East Lyme homes were under contract.

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower (the “East Lyme Construction Loan”). The balance of the East Lyme Construction Loan was approximately $8,860,000 and $7,226,000 at March 31, 2006 and December 31, 2005, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Segment Information (continued)
The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at March 31, 2006 and December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes. The completion of initial homes and closings of initial sales are expected to occur in 2007.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire an existing mortgage and will be used to construct a custom design model home during 2006 until permanent construction financing is obtained (the “Claverack Construction Loan”). The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six month extension at the Company’s option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $690,000 and $449,000 at March 31, 2006 and December 31, 2005, respectively.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company’s share was approximately $526,000.

Beekman

In February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units (together, “Beekman”). The Company’s $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties including that the governmental approval and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Company’s Chairman and former President, or a company in which they have ownership interests, at the greater of the Company’s costs or appraised values. In January 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project and others acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Segment Information (continued)

Reis, Inc.

The Company has direct and indirect equity investments in Reis, a real estate information and database company which provides real estate market information to institutional investors. At March 31, 2006 and December 31, 2005, the carrying amount of the Company’s aggregate investment in Reis was approximately $20,000,000 (liquidation basis – see below). The Company’s investment represents approximately 21% of Reis’ equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis at December 31, 2005, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis is sold at that amount, the Company will receive approximately $20,000,000 of proceeds, subject to escrow holdbacks. While these potential sale proceeds are now reflected in the Company’s net realizable value presentation, there is no assurance that this transaction will be consummated. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and is currently negotiating a contract with the purchaser. The economic terms of the letter of intent and the draft contract are within the range listed above and would support the Company’s $20,000,000 valuation of Reis at March 31, 2006. There is no assurance that if this current transaction is not consummated, that Reis will sell the company to another party at the same price or at all.

4.	Restricted Cash and Investments

At December 31, 2005, deferred compensation arrangement deposits amounted to approximately $14,721,000. In January 2006, the subsidiary holding the balance of the deferred compensation assets and the related liabilities which were payable to the Company’s Chairman and the former President of the Company was acquired by a company which is owned by these individuals and others.

Deposits related to residential development projects and cash restricted for use by joint ventures were approximately $3,073,000 and $3,332,000 at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, $900,000 was held in escrow related to the Palomino Park sale as security for certain covenants made to the buyer. If no claims are asserted by the buyer, the escrow will be released in May 2006.

5.	Mortgage Notes Payable

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park (the “Palomino Park Bonds”). Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. A five-year letter of credit from Commerzbank AG had secured the Palomino Park Bonds and a subsidiary of EQR had guaranteed Commerzbank AG’s letter of credit. The Company retired the $10,405,000 balance of the Palomino Park Bonds prior to the expiration of the letter of credit and EQR’s guarantee in May 2005.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Mortgage Notes Payable (continued)

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if the Company’s net worth, as defined, is below $50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $348,000 and $320,000 was capitalized during the three months ended March 31, 2006 and 2005, respectively.

6.	Convertible Trust Preferred Securities/Debentures

In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which was a consolidated subsidiary of the Company (“WRP Trust I”), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company’s 8.25% convertible junior subordinated debentures (the “Debentures”).

In March 2005, the Company notified EQR of its intent to redeem for cash its outstanding $25,000,000 of Convertible Trust Preferred Securities and then completed the redemption (and the related repayment of the Debentures) during April 2005.

The expense of approximately $525,000 for the Debentures includes related cost amortization, which is included in interest expense for the three months ended March 31, 2005.

7.	Income Taxes

The income tax expense for the three months ended March 31, 2005 results from the state and local taxes based upon capital. An estimate of the liability for similar taxes for 2006 is included in the reserve for estimated costs during the liquidation period. Estimated income taxes attributable to the accretion of discounts related to real estate assets under development have been recorded during the three months ended March 31, 2006. No additional Federal or state and local income tax expense was incurred in either the 2006 or 2005 period.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

8.	Shareholders’ Equity The following table presents information regarding the Company’s securities:

	Shares Issued and Outstanding at
	March 31, 2006	December 31, 2005
Series A 8% convertible redeemable preferred stock, $.01 par
value per share, 2,000,000 shares authorized	--	--

Common stock, 98,825,000 shares authorized, $.02 par value per
share	6,471,179	6,301,276
Class A-1 common stock, 175,000 shares authorized, $.02 par
value per share	--	169,903

Total common stock, all classes	6,471,179	6,471,179

The Company has issued shares of common stock to executive officers and other employees through periodic annual bonus awards, as well as certain shares issued at the date of the Merger, which officers and employees could have elected to contribute into the Rabbi Trust. At December 31, 2005, an aggregate of 256,487 shares of common stock, were in the Rabbi Trust for the benefit of Messrs. Lynford and Lowenthal and had been classified as Treasury Stock in the Company’s consolidated financial statements.

In January 2006, the subsidiary holding the balance of the shares in the Rabbi Trust as well as all other assets held by the Rabbi Trust were acquired by an entity owned by Messrs. Lynford and Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project and others along with the acquisition of the Beekman assets. The Company was relieved of the remaining deferred compensation liability which amounted to approximately $14,721,000 at December 31, 2005.

In January 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to common stock.

The Company did not declare or distribute any dividends during the three months ended March 31, 2006 and 2005, respectively.

9.	Stock Option Plans

As permitted by the Plan and in accordance with the provisions of the Company's option plans, applicable accounting and the American Stock Exchange rules and Federal income tax laws, the Company's outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company's common shares as a result of the $14.00 per share initial liquidating cash distribution made to stockholders in December 2005. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder's option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified out of the money options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration. In February 2006, the Company was advised by the American Stock Exchange (the

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(continued)

Stock Option Plans (continued)

"AMEX") that it was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

As a result of the approval process, the Company determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder's option based upon the fair value of an option in excess of the exercise price. The reserve will be adjusted through a change in net assets in liquidation at the end of each reporting period to reflect the settlement amounts of the liability and the impact of changes to the market price of the stock at the end of each reporting period.

During the three months ended March 31, 2006, the Company made cash payments aggregating approximately $135,000 related to 44,310 options cancelled by option holders electing this method resulting in 1,801,274 options remaining outstanding at March 31, 2006. During April 2006, the Company made additional cash payments of approximately $510,000 related to 184,698 options cancelled by option holders electing this method. The remaining reserve for option cancellations reported at March 31, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $4,092,000 includes the April 2006 payments.

10.	Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares and shares held in the Rabbi Trust. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:

For the Three Months Ended March 31, 2005
Net (loss)	$(2,790,962)

Denominator:
Denominator for net (loss) per common share, basic -
weighted average common shares	6,467,639
Effect of dilutive securities:
Stock options	--
Convertible Trust Preferred Securities	--

Denominator for net (loss) per common share, diluted -
weighted average common shares	6,467,639

Net (loss) per share, basic and diluted	$(0.43)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
General

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company's annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission ("SEC") on March 16, 2006.

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

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company's remaining primary operating activities are the development, construction and sale of three residential projects. Previously, the Company's activities had been categorized into three strategic business units ("SBUs") within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities.

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

The accompanying financial statements reflect net assets in liquidation of approximately $53,384,000, or $8.25 per share, on March 31, 2006 and approximately $56,569,000, or $8.74 per share, on December 31, 2005 based upon 6,471,179 common shares outstanding at each respective date. The reduction during the three months ended March 31, 2006 is primarily attributable to the modifications in the terms of the Company's stock option plans. See Liquidity and Capital Resources for additional information regarding stock option plans. The reported amounts for net assets in liquidation present development projects at estimated net realizable value at each respective date after giving effect to the discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes a reserve for future estimated general and administrative expenses and other costs during the liquidation. Estimated net realizable value reflects economic changes and various other changed circumstances over recent months. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company.

The timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions prior to a final liquidating distribution.

Remaining Activities, Assets and Investments

At March 31, 2006, the Company's remaining activities, assets and investments were comprised primarily of the following:

o	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 16 Gold Peak units were sold by March 31, 2006.
o	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company commenced building 101 single family homes on 139 acres (“East Lyme”). An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land”).
o	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes.
o	Interests in Reis, a real estate information and database company.
o	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining two unsold residential units of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

See Footnote 3 of the Company's accompanying unaudited consolidated financial statements for additional information regarding the Company's remaining primary operating activities.

Changes in Net Assets and Results of Operations

Changes in net assets in liquidation for the three months ended March 31, 2006

During the three months ended March 31, 2006, net assets in liquidation decreased $3,186,000. This decrease is primarily attributable to the recording of a $4,227,000 provision upon the adoption of modifications by the Board in the terms of the Company's stock option plans during the first quarter of 2006. The provision resulted from the modifications to allow for cash payments that could be made to option holders as consideration for the cancellation of their options in the amount of the fair value of the Company's common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. The decrease was offset by the net effect of an increase in value to the Company's residential development projects from the accretion of discounting during the period of $673,000 and operating income of approximately $368,000 which primarily represents interest income earned from cash and cash equivalents.

Results of Operations for the three months ended March 31, 2005

During the three months ended March 31, 2005, the Company's net (loss) aggregated $(2,791,000).

The 2005 period included the rental operations of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado ("Palomino Park"). In November 2005, the Company sold the three operating rental phases of this project. During the three months ended March 31, 2005, these rental operations accounted for all of the rental revenues and accounted for primarily all of the reported property operating and maintenance expenses, real estate taxes, depreciation expense, property management expenses and interest on mortgage notes payable.

The Company sold one condominium unit during the 2005 period and reported sales revenue of $278,000 and cost of sales of $219,000.

Interest expense, other than what was expensed related to debt on Palomino Park rental operations, included interest related to the unpaid balance of bonds on the Palomino Park project and on the outstanding convertible junior subordinated debentures. Both of these debt obligations were retired in the second quarter of 2005.

The (loss) from joint ventures was primarily comprised of operating losses from the Company's investment in Wellsford/Whitehall Group, L.L.C. In September 2005, the Company's interest in this venture was redeemed and subsequent to final distributions in the fourth quarter of 2005, the Company has no other investment in this venture.

Income Taxes

The income tax expense for the three months ended March 31, 2005 results from the state and local taxes based upon capital. An estimate of the liability for similar taxes for 2006 is included in the reserve for estimated costs during the liquidation period. Estimated income taxes attributable to the accretion of discounts related to real estate assets under development have been recorded during the three months ended March 31, 2006. No additional Federal or state and local income tax expense was incurred in either the 2006 or 2005 period.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements, such as operating costs, construction and development costs, the purchase of EQR's remaining interest in the Palomino Park project, cancellation of outstanding stock options and debt repayments or additional collateral for construction loans, generally through its available cash, the sale of Reis, sales of condominium units, the sale or realization of other assets, releases from escrow reserves, distributions from Clairborne Fordham, interest revenue and proceeds from construction financings, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

The Company expects to meet its long-term liquidity requirements such as operating costs through the termination of the Plan, construction and development costs, cancellation of outstanding stock options and debt service on construction notes payable through the use of available cash, sales of condominium units, single family homes and land, the sale of Reis and proceeds from construction financing, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if the Company's net worth, as defined, is below $50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit.

The Company had an aggregate of $39,094,000 of cash and cash equivalents at March 31, 2006, which it considers to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms.

Other Items Impacting the Company's Liquidity and Capital Resources

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak will be comprised of 259 condominium units to be built in three sections on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum and mature in November 2006 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $14,219,000 and $11,575,000 at March 31, 2006 and December 31, 2005, respectively. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Gold Peak unit sales commenced in January 2006. At March 31, 2006, there were 88 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

For the Three Months Ended March 31, 2006
Number of units sold	16
Gross sales proceeds	$4,348,000
Principal paydown on Gold Peak Construction Loan	$3,929,000

East Lyme

The Company has a 95% ownership interest as managing member of a venture which owns 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. The completion of additional homes and closings of initial sales are expected to occur in 2006. At March 31, 2006, three East Lyme homes were under contract.

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the East Lyme Construction Loan was approximately $8,860,000 and $7,226,000 at March 31, 2006 and December 31, 2005, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at March 31, 2006 and December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for

$2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes. The completion of initial homes and closings of initial sales are expected to occur in 2007.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire an existing mortgage and will be used to construct a custom design model home during 2006 until permanent construction financing is obtained (the "Claverack Construction Loan"). The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $690,000 and $449,000 at March 31, 2006 and December 31, 2005, respectively.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company's share was approximately $526,000.

Beekman

In February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units (together, "Beekman"). The Company's $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties including that the governmental approval and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Company's Chairman and former President, or a company in which they have ownership interests, at the greater of the Company's costs or appraised values. In January 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project at the Company's aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets.

Reis, Inc.

The Company has direct and indirect equity investments in Reis, a real estate information and database company which provides real estate market information to institutional investors. At March 31, 2006 and December 31, 2005, the carrying amount of the Company's aggregate investment in Reis was approximately $20,000,000 (liquidation basis - see below). The Company's investment represents approximately 21% of Reis' equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company's former President and Chief Executive Officer, who currently serves on the Company's Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis at December 31, 2005, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis is sold at that amount, the Company will receive approximately $20,000,000 of proceeds, subject to escrow holdbacks. While these potential sale proceeds are now reflected in the Company's net realizable value presentation, there is no assurance that this transaction will be consummated. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and is currently negotiating a contract with the purchaser. The economic terms of the letter of intent and the draft contract are within the range listed above and would support the Company's $20,000,000 valuation of Reis at March 31, 2006. There is no assurance that if this current transaction is not consummated, that Reis will sell the company to another party at the same price or at all.

Palomino Park

With respect to EQR's 7.075% interest in the corporation that owns the remaining Palomino Park assets, any transaction for such interest to be acquired by the Company would be subject to negotiation between the Company and EQR.

Stock Option Plans

As permitted by the Plan and in accordance with the provisions of the Company's option plans, applicable accounting and the American Stock Exchange rules and Federal income tax laws, the Company's outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company's common shares as a result of the $14.00 per share initial liquidating cash distribution made to stockholders in December 2005. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder's option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified out of the money options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration. In February 2006, the Company was advised by the American Stock Exchange (the "AMEX") that it was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

As a result of the approval process, the Company determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder's option based upon the fair value of an option in excess of the exercise price. The reserve will be adjusted through a change in net assets in liquidation at the end of each reporting period to reflect the settlement amounts of the liability and the impact of changes to the market price of the stock at the end of each reporting period.

During the three months ended March 31, 2006, the Company made cash payments aggregating approximately $135,000 related to 44,310 options cancelled by option holders electing this method resulting in 1,801,274 options remaining outstanding at March 31, 2006. During April 2006, the Company made additional cash payments of approximately $510,000 related to 184,698 options cancelled by option holders electing this method. The remaining reserve for option cancellations reported at March 31, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $4,092,000 includes the April 2006 payments.

Changes in Cash Flows

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Cash flows from operating activities changed $1,727,000 from $6,015,000 used in the 2005 period to $7,742,000 used in the 2006 period. The significant components of this change related to cash used in the continuing construction activities and the reductions in liabilities and reserves.

Cash flows from investing activities changed $6,411,000 from $7,708,000 provided in the 2005 period to $1,297,000 provided in the 2006 period. The significant components of this change related to the redemption of $7,500,000 of U.S. Government securities in 2005 (whereas there were no redemptions in the 2006 period as all of these securities were fully redeemed in the fourth quarter of 2005) and the January 2006 sale of the Beekman assets for $1,297,000.

Cash flows from financing activities changed $4,212,000 from $300,000 provided in the 2005 period to $4,512,000 provided in the 2006 period primarily from the net effect of borrowings and repayments in 2006. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $8,448,000 during the 2006 period as compared to $2,987,000 in the 2005 period as a result of continuing construction activities at these projects. During the 2006 period, approximately $3,929,000 was repaid on the Gold Peak Construction Loan from 16 home sales. During the 2005 period, repayments included the redemption of $2,275,000 of Palomino Park Bonds in January 2005 and amortized principal on the Company's other mortgages of $412,000.

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's annual report on Form 10-K filed with the SEC on March 16, 2006: general and local economic and business conditions; future valuation adjustments as a result of possible declines in the expected values and cash flows of residential development projects and investments or changes in the intent with regards to such projects and investments; competition; risks of real estate development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; the risk of inflation in development costs (including construction materials); the availability of insurance coverages; the inability to obtain or replace construction financing for development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our interests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominiums and single family homes; inability to realize gains from sales of condominiums and single family homes; lower than anticipated sales prices; inability to close on sales of properties; the risks of seasonality and increasing interest rates on the Company's ability to sell condominium units and single family homes; increases in energy costs, construction materials and interest rates could adversely impact our home building business as homes become more expensive to build and profit margins could deteriorate; inability to raise sale prices to maintain profit margins; the negative impact from a continuing rise in energy costs and interest rates on our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sales price reductions; environmental risks; inability of Reis to be sold at all, for the amount of proceeds used by the Company in valuing Reis, or on terms that are favorable to the Company; the Board could abandon the Plan; failure to achieve proceeds from the sales of assets to meet the estimated ranges of total distributions to stockholders under the Plan; the uncertainty as to the timing of sales of assets and the impact on the timing of distributions to stockholders; illiquidity of real estate assets and joint venture investments; increases in expenses which would negatively impact the amount of distributions pursuant to the Plan; unknown claims and liabilities which would negatively impact the amount of distributions pursuant to the Plan; the sale of undeveloped land, rather than the construction and sale, in the normal course of business, of single family homes or condominium units which would negatively impact the amount of distributions pursuant to the Plan; the inability to utilize all of the Company's Federal net operating loss carryforwards; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

One of the Company's primary market risk exposures is to changes in interest rates. At March 31, 2006, the Company's only exposure to interest rates was for variable rate based construction loans. Such exposure was minimized through the use of interest rate caps. The following table presents the effect of an increase in interest rates on construction loans at March 31, 2006:

(amounts in thousands)	Balance at March 31, 2006	LIBOR Cap	LIBOR at March 31, 2006	Interest Rate Exposure	Additional Interest Incurred
Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$14,219	5.00%	4.83%	0.17%	$24	(A)	(B)
East Lyme Construction Loan	8,860	4.00%	4.83%	--	--

	23,079				24
Without interest rate cap:
Claverack Construction Loan	690	--	4.83%	(C)	7	(B)	(C)

	$23,769				$31

(A)	Represents an increase in LIBOR up to the interest rate cap.
(B)	An increase in interest incurred would result in additional interest being capitalized into the basis of this project.
(C)	The Claverack Construction Loan can be drawn upon up to $2,000. The effect of a 1% increase in LIBOR on this loan if the entire balance were outstanding would be $20 per annum. This table presents the effect of a 1% increase on the March 31, 2006 outstanding balance.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC.

There have been no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date the Company carried out its last evaluation.

Part II.	Other Information:

Item 1.	Legal Proceedings. The Company is not presently a party to any material litigation.
Item 1A.	Risk Factors.

Please refer to the risk factors as disclosed by the Company in response to Item 1A to Part I of the Form 10-K filed on March 16, 2006. There has been no material change to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.
Item 3.	Defaults upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders. None.
Item 5.	Other Information. None.
Item 6.	Exhibits. Exhibits filed with this Form 10-Q:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

3.3	Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock (incorporated by reference to an exhibit to Form 8-K filed on May 11, 2000).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to an exhibit to Form 8-K filed on March 24, 2006).
10.31	Letter Agreement, dated January 27, 2006 between the Company and William H. Darrow II.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WELLSFORD REAL PROPERTIES, INC.
	By:	/s/ Mark P. Cantaluppi Mark P. Cantaluppi Vice President, Chief Financial Officer
Dated: May 3, 2006

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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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
Date: May 3, 2006
/s/ Jeffrey H. Lynford
Jeffrey H. Lynford Chief Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Mark P. Cantaluppi, Chief Financial Officer of Wellsford Real Properties, Inc., certify that:
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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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
Date: May 3, 2006
/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report of Wellsford Real Properties, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and Mark P. Cantaluppi, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jeffrey H. Lynford Jeffrey H. Lynford Chief Executive Officer Wellsford Real Properties, Inc.
/s/ Mark P. Cantaluppi Mark P. Cantaluppi Chief Financial Officer Wellsford Real Properties, Inc.

May 3, 2006
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.