Form 10-Q
period 2006-06-30
WELLSFORD REAL PROPERTIES INC
filed 2006-08-08
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2006

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917
Wellsford Real Properties, Inc. (Exact Name of Registrant as Specified in Its Charter)
Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
The number of the Registrant’s shares of common stock outstanding was 6,471,179 as of August 8, 2006.

TABLE OF CONTENTS

			Page Number
PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements

		Consolidated Statements of Net Assets in Liquidation (liquidation basis)
		at June 30, 2006 (unaudited) and December 31, 2005	3

		Consolidated Statements of Changes in Net Assets in Liquidation (liquidation
		basis) (unaudited) for the Three and Six Months Ended June 30, 2006	4

		Consolidated Statements of Operations (going concern basis) (unaudited) for the
		Three and Six Months Ended June 30, 2005	5

		Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
		June 30, 2006 (liquidation basis) and 2005 (going concern basis)	6

		Notes to Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	30

	Item 1A.	Risk Factors	30

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 6.	Exhibits	31

	Signatures		32

	Exhibits		33

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate assets under development	$49,236,994	$44,233,031
Investments in joint ventures	20,453,074	20,453,074

Total real estate and investments	69,690,068	64,686,105
Cash and cash equivalents	38,769,364	41,027,086
Restricted cash and investments	3,050,473	18,953,325
Receivables, prepaid and other assets	2,026,634	2,003,635

Total assets	113,536,539	126,670,151

LIABILITIES AND NET ASSETS IN LIQUIDATION
Liabilities:
Mortgage notes and construction loans payable	24,422,172	19,250,344
Construction payables	3,777,044	3,878,872
Accrued expenses and other liabilities	4,208,420	6,977,182
Reserve for estimated costs during the liquidation period	21,627,367	24,057,079
Reserve for option cancellations	2,241,846	--
Deferred compensation liability	--	14,720,730

Total liabilities	56,276,849	68,884,207
Minority interests at estimated value	1,415,584	1,216,530

Total liabilities and minority interests	57,692,433	70,100,737

Commitments and contingencies
Net assets in liquidation	$55,844,106	$56,569,414

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (Unaudited)

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Net assets in liquidation - beginning of period	$53,383,604	$56,569,414
Operating income	462,525	830,848
Changes in net real estate assets under
development, net of minority interest and estimated income
taxes	680,472	1,353,277
Provision for option cancellation reserve	--	(4,226,938)
Change in option cancellation reserve due to market price
fluctuations	1,317,505	1,317,505

Net change in net assets in liquidation - April 1, 2006 to
June 30, 2006 and January 1, 2006 to June 30, 2006,
respectively	2,460,502	(725,308)

Net assets in liquidation - June 30, 2006	$55,844,106	$55,844,106

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) (Unaudited)

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
REVENUES
Rental revenue	$3,502,460	$6,895,182
Revenue from sales of residential units	--	278,175
Interest revenue	362,605	810,313
Fee revenue	172,250	355,150

Total revenues	4,037,315	8,338,820

COSTS AND EXPENSES
Cost of sales of residential units	--	219,118
Property operating and maintenance	1,368,757	2,551,421
Real estate taxes	283,414	567,203
Depreciation and amortization	1,105,142	2,209,184
Property management	93,153	184,124
Interest:
Mortgage notes payable	1,281,649	2,616,192
Debentures	298,689	823,643
General and administrative	3,076,009	4,909,079

Total costs and expenses	7,506,813	14,079,964

Income from joint ventures	6,403,376	5,913,023

Income before minority interest and income taxes	2,933,878	171,879
Minority interest benefit	35,244	66,281

Income before income taxes	2,969,122	238,160
Income tax expense	--	60,000

Net income	$2,969,122	$178,160

Per share amounts, basic and diluted:
Net income	$0.46	$0.03

Weighted average number of common shares outstanding:
Basic	6,467,639	6,467,639

Diluted	6,468,509	6,468,074

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	Liquidation Basis	Going Concern Basis
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from:
Interest and other income and expense, net	$830,848
Operating activities of real estate assets under development, net	1,353,277

	2,184,125
Net income (period prior to liquidation accounting)	--	$178,160
Adjustments to reconcile to net cash (used in) operating activities:
Depreciation and amortization	512	2,482,827
Net amortization of premiums/discounts on U.S. Government securities	--	(279)
Non-cash decrease in value of real estate assets under development, net	69,024	--
Undistributed minority interest (benefit)	(41,310)	(66,281)
Stock issued for director compensation	--	16,000
Changes in assets and liabilities:
Restricted cash and investments	1,182,122	(330,828)
Residential units available for sale	--	200,210
Real estate assets under development	(6,299,471)	(7,533,528)
Prepaid and other assets	(23,511)	(241,494)
Accrued expenses and other liabilities	(2,726,723)	52,726
Reserve for estimated costs during the liquidation period	(2,429,712)	--
Construction payables	(101,828)	--

Net cash (used in) operating activities	(8,186,772)	(5,242,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	--	(22,180)
Proceeds from sale of real estate	1,296,883	--
Return of capital from investments in joint ventures	--	3,478,861
Redemption of U.S. Government securities	--	15,000,000

Net cash provided by investing activities	1,296,883	18,456,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes and construction loans payable	15,619,388	7,735,654
Repayments of mortgage notes and construction loans payable	(10,447,560)	(13,504,882)
Minority interest investment	175,176	--
Distributions to minority interest	(47,250)	--
Redemption of Debentures	--	(25,775,000)
Payments for option cancellations	(667,587)	--

Net cash provided by (used in) financing activities	4,632,167	(31,544,228)

Net (decrease) increase in cash and cash equivalents	(2,257,722)	(18,330,034)
Cash and cash equivalents, beginning of period	41,027,086	65,863,790

Cash and cash equivalents, end of period	$38,769,364	$47,533,756

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest including interest on Debentures of $979,688 in the 2005 period, and excluding interest funded by
construction loans	$--	$3,690,889

Cash paid during the period for income taxes	$58,293	$41,976

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan	$5,181,985	$100,000

Provision for option cancellation reserve	$4,226,938

Reduction in option cancellation reserve due to market price fluctuations	$(1,317,505)

Net transfer of deferred compensation assets and related liability	$14,720,730

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

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company’s remaining primary operating activities are the development, construction and sale of three residential projects. Previously, the Company’s activities had been categorized into three strategic business units (“SBUs”) within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. See Footnote 3 for information regarding the Company’s remaining primary operating activities.

On May 19, 2005, the Company’s Board of Directors (the “Board”) approved the Plan of Liquidation (the “Plan”) and on November 17, 2005, the Company’s stockholders adopted the Plan. The Plan contemplates the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record at December 2, 2005.

The Company currently contemplates that approximately 36 months after the approval of the Plan any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements are presented on the going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

The Company’s net assets in liquidation at June 30, 2006, March 31, 2006 and December 31, 2005 were:

	June 30, 2006	March 31, 2006	December 31, 2005
Net assets in liquidation	$55,844,000	$53,384,000	$56,569,000
Per share	$8.63	$8.25	$8.74
Common stock outstanding at each respective date	6,471,179	6,471,179	6,471,179

The reported amounts for net assets in liquidation present development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Organization, Business and Plan of Liquidation (continued)

net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company (see the Liquidation Basis of Accounting disclosure in Footnote 2 below).

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share, which except for projects under development, does not incorporate a present value discount. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation, or the price or prices at which the Company's common stock has traded or is expected to trade in the future.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the adoption of the Plan by the stockholders (November 17, 2005) were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of June 30, 2006. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation at June 30, 2006 and December 31, 2005.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon the Company's budgets for constructing and selling the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units or homes. Sales prices are determined in consultation with the respective third party companies who are the sales agent for the project, where applicable. Costs and expenses are based upon the Company's budgets which have been reviewed with the third party construction company or joint venture partner. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects' planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios, in which event the Company will make additional equity contributions. For one project, the Company has assumed that a construction loan will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds are discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company's equity investment. The effect of changes in values of real estate assets under development was a net increase of approximately $680,000 and $1,353,000 during the three and six months ended June 30, 2006, respectively. The net increase results primarily from changes in the net realizable value estimates including the shortening of the discount periods due to the passage of time and sales of condominium units and homes.

The estimated net realizable value of a land parcel acquired in November 2005 (the “East Lyme Land”) is stated at the Company’s cost.

The estimated net realizable value of the Company’s interests in Reis, Inc. (“Reis”) is based upon certain offers Reis received from potential purchasers. See Footnote 3 for additional disclosure regarding the current status and the risks and uncertainties regarding Reis and the possible sale of that company.

Assets of the Company’s deferred compensation plan were included in restricted cash and investments and were primarily stated at their respective market values, which equaled the related deferred compensation liability. The assets and liabilities were transferred as part of the Beekman transaction in January 2006 (see Footnote 3).

Cash, deposits and escrow accounts are presented at face value. The Company’s remaining assets are stated at estimated net realizable value which is the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that have been valued on this basis include receivables, joint venture investments and other investments.

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

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Three Months Ended June 30, 2006
	Balance at March 31, 2006	Adjustments and Payments	Balance at June 30, 2006
Payroll, benefits, severance and
retention costs	$11,414,000	$(982,000)	$10,432,000
Professional fees	4,648,000	(243,000)	4,405,000
Other general and administrative costs	7,084,000	(294,000)	6,790,000

Total	$23,146,000	$(1,519,000)	$21,627,000

	For the Six Months Ended June 30, 2006
	Balance at December 31, 2005	Adjustments and Payments	Balance at June 30, 2006
Payroll, benefits, severance and
retention costs	$11,963,000	$(1,531,000)	$10,432,000
Professional fees	4,715,000	(310,000)	4,405,000
Other general and administrative costs	7,379,000	(589,000)	6,790,000

Total	$24,057,000	$(2,430,000)	$21,627,000

Reserve for Option Cancellations

At March 31, 2006, the Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company's common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been adjusted to reflect the net cash payments to option holders made during the period from March 31, 2006 through June 30, 2006 and the change in the market price of the Company's common stock during such period. The

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

remaining reserve for option cancellations reported at June 30, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $2,242,000 is net of all 2006 payments. See Footnote 9 for additional information regarding share option plans.

Going Concern Basis of Accounting

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company's financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical results of operations related to the Company's assets and liabilities for the periods prior to November 17, 2005, including the three and six months ended June 30, 2005.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries and include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments were initially recorded at cost and are subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions through the adoption of the liquidation basis of accounting. Investments in entities where the Company did not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Variable Interests

During 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE.

The Company has investments in three VIEs of which two were consolidated at June 30, 2006 and five VIEs of which three were consolidated at December 31, 2005. The decrease in the number of VIEs is a result of the sale of the Beekman assets and the related transfer of the remaining deferred compensation assets and liabilities in January 2006 (see Footnote 3).

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

of management, all adjustments considered necessary for a fair presentation of the Company's net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006. The results of operations and cash flows for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of a full year results.

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

Prior to the adoption of the liquidation basis of accounting, the Company’s operations were organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for the periods reported on a going concern basis:

(amounts in thousands)	Commercial	Debt and	Residential Activities
	Property Activities	Equity Activities	Palomino Park	Other Developments	Other*	Consolidated
For the Three Months Ended June 30, 2005 (Going Concern Basis)
Rental revenue	$--	$--	$3,502	$--	$--	$3,502
Interest revenue	--	23	--	3	337	363
Fee revenue	--	--	--	--	172	172

Total revenues	--	23	3,502	3	509	4,037

Operating expenses	--	--	1,715	30	--	1,745
Depreciation and amortization	--	--	1,081	--	24	1,105
Interest expense	--	(8)	1,127	(155)	617	1,581
General and administrative	--	--	--	--	3,076	3,076

Total costs and expenses	--	(8)	3,923	(125)	3,717	7,507

Income from joint ventures	6,044	360	--	--	--	6,404
Minority interest benefit	--	--	18	17	--	35

Income (loss) before income taxes	$6,044	$391	$(403)	$145	$(3,208)	$2,969

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
For the Six Months Ended June 30, 2005 (Going Concern Basis)
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

Remaining Activities, Assets and Investments At June 30, 2006, the Company’s remaining activities, assets and investments were comprised primarily of the following:

o	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 41 Gold Peak units were sold by June 30, 2006.

o	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company commenced building 101 single family homes on 139 acres (“East Lyme”). An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land”). Sales commenced in June 2006 and one home was sold by June 30, 2006.

o	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes.

o	Interests in Reis, a real estate information and database company.

o	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining two unsold residential units of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

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

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum and mature in November 2006 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower (the "Gold Peak Construction Loan"). Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $13,806,000 and $11,575,000 at June 30, 2006 and December 31, 2005, respectively. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Gold Peak unit sales commenced in January 2006. At June 30, 2006, there were 70 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Number of units sold	25	41
Gross sales proceeds	$7,407,000	$11,755,000
Principal paydown on Gold Peak
Construction Loan	$5,934,000	$9,863,000
East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. Closings of initial sales commenced in June 2006. At June 30, 2006, four East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

For the Three and Six Months Ended June 30, 2006
Number of homes sold	1
Gross sales proceeds	$649,000
Principal paydown on East Lyme
Construction Loan	$584,000

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

Segment Information (continued)

East Lyme Construction Loan was approximately $9,926,000 and $7,226,000 at June 30, 2006 and December 31, 2005, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at June 30, 2006 and December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell homes. During July 2006, the model home was completed. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes. The completion of initial homes and closings of initial sales are expected to occur in 2007.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire an existing mortgage and will be drawn upon as needed to construct a custom design model home during 2006 until permanent construction financing is obtained (the "Claverack Construction Loan"). The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six-month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $690,000 and $449,000 at June 30, 2006 and December 31, 2005, respectively.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company’s share was approximately $526,000.

Effective April 2006, the Company executed a letter agreement with its venture partner to enable the Company to make advances in lieu of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. The Company advanced approximately $413,000 by June 30, 2006 to Claverack.

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

Reis, Inc.

The Company has direct and indirect equity investments in Reis, a real estate information and database company which provides real estate market information to institutional investors. At June 30, 2006 and December 31, 2005, the carrying amount of the Company’s aggregate investment in Reis was approximately $20,000,000 (liquidation basis – see below). The Company’s investment represents approximately 21% of Reis’ equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis at December 31, 2005, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis is sold at that amount, the Company will receive approximately $20,000,000 of proceeds, subject to escrow holdbacks. These potential sale proceeds are reflected in the Company's net realizable value presentation. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and was negotiating a contract with the potential purchaser. During the second quarter of 2006, negotiations with the initial potential purchaser were terminated. However, prior to such termination, Reis commenced discussions with another interested party from whom Reis also received an offer which it is currently evaluating. The economic terms of the most recent offer are within the range listed above and support the Company's $20,000,000 valuation of its interest in Reis at June 30, 2006. There is no assurance that Reis will be sold at an amount at least equal to the amounts estimated in the Company's valuation or at all.

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

Deposits related to residential development projects and cash restricted for use by joint ventures were approximately $3,050,000 and $3,332,000 at June 30, 2006 and December 31, 2005, respectively. At December 31, 2005, $900,000 was held in escrow related to the Palomino Park sale as security for certain covenants made to the buyer. The entire $900,000 escrow was released in May 2006 as no claims were asserted by the buyer.

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

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $385,000 and $362,000 was capitalized during the three months ended June 30, 2006 and 2005, respectively and $710,000 and $682,000 during the six months ended June 30, 2006 and 2005, respectively.

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

The expense of approximately $299,000 and $824,000 for the Debentures includes related cost amortization, which is included in interest expense for the three and six months ended June 30, 2005, respectively.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7.	Income Taxes

The income tax expense for the three and six months ended June 30, 2005 results from the state and local taxes based upon capital. An estimate of the liability for similar taxes for 2006 is included in the reserve for estimated costs during the liquidation period. Estimated income taxes attributable to the changes in real estate values and realized income related to real estate assets under development have been recorded during the three and six months ended June 30, 2006 resulting in a nominal change in the net deferred tax liability from December 31, 2005. No additional Federal or state and local income tax expense was incurred in either the 2006 or 2005 periods.

8.	Shareholders' Equity

The following table presents information regarding the Company’s securities:

	Shares Issued and Outstanding at
	June 30, 2006	December 31, 2005
Series A 8% convertible redeemable preferred stock, $.01 par
value per share, 2,000,000 shares authorized	--	--

Common stock, 98,825,000 shares authorized, $.02 par value per share	6,471,179	6,301,276
Class A-1 common stock, 175,000 shares authorized, $.02 par value per share	--	169,903

Total common stock, all classes	6,471,179	6,471,179

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

The Company did not declare or distribute any dividends during the three and six months ended June 30, 2006 and 2005, respectively.

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

Stock Option Plans (continued)

options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder's option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified out of the money options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration. In February 2006, the Company was advised by the American Stock Exchange (the "AMEX") that it was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

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

During the six months ended June 30, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled by option holders electing this method resulting in 1,608,158 options remaining outstanding at June 30, 2006. The weighted average exercise price of the options outstanding at June 30, 2006 is $5.72. During the three months ended June 30, 2006, the Company made cash payments aggregating approximately $533,000 related to 193,116 options cancelled by option holders electing this method. The remaining reserve for option cancellations reported at June 30, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $2,242,000 is net of all 2006 payments. The liability was also reduced by approximately $1,318,000 during the three months ended June 30, 2006 to reflect the decrease in the market price of the Company's common stock during such period. The estimate for option cancellations could materially change from quarter to quarter based upon (i) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (ii) the changes in the market price of the Company's common stock. At each quarter end, an increase in the Company's common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase the Company's net assets in liquidation.

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

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period, including class A-1 common shares and shares held in the Rabbi Trust. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:
.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income	$2,969,122	$178,160

Denominator:
Denominator for net income per common share, basic -
weighted average common shares	6,467,639	6,467,639
Effect of dilutive securities:
Stock options	870	435

Denominator for net income per common share, diluted -
weighted average common shares	6,468,509	6,468,074

Net income per share, basic and diluted	$0.46	$0.03

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

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

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company’s remaining primary operating activities are the development, construction and sale of three residential projects. Previously, the Company’s activities had been categorized into three strategic business units (“SBUs”) within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities.

Plan of Liquidation

On May 19, 2005, the Company’s Board of Directors (the “Board”) approved the Plan of Liquidation (the “Plan”) and on November 17, 2005, the Company’s stockholders adopted the Plan. The Plan contemplates the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record at December 2, 2005.

The Company currently contemplates that approximately 36 months after the approval of the Plan any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements are presented on the going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

The Company's net assets in liquidation at June 30, 2006, March 31, 2006 and December 31, 2005 were:

	June 30, 2006	March 31, 2006	December 31, 2005
Net assets in liquidation	$55,844,000	$53,384,000	$56,569,000
Per share	$8.63	$8.25	$8.74
Common stock outstanding at each respective date	6,471,179	6,471,179	6,471,179

The reported amounts for net assets in liquidation present development projects at estimated net realizable values at each respective date after giving effect to the discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable values on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company.

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

Remaining Activities, Assets and Investments

At June 30, 2006, the Company’s remaining activities, assets and investments were comprised primarily of the following:

o	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 41 Gold Peak units were sold by June 30, 2006.

o	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company commenced building 101 single family homes on 139 acres (“East Lyme”). An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land”). Sales commenced in June 2006 and one home was sold by June 30, 2006.

o	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes.

o	Interests in Reis, Inc., a real estate information and database company ("Reis").

o	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining two unsold residential units of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

See Footnote 3 of the Company’s accompanying unaudited consolidated financial statements for additional information regarding the Company’s remaining primary operating activities.

Changes in Net Assets and Results of Operations

Changes in net assets in liquidation for the three and six months ended June 30, 2006

During the three months ended June 30, 2006, net assets in liquidation increased $2,461,000. This increase is primarily attributable to the recording of a $1,318,000 reduction to the reserve for option cancellations to reflect the decrease in the market price of the Company's common stock between March 31, 2006 and June 30, 2006 and operating income of approximately $463,000 which primarily represents interest income earned from cash and cash equivalents. The remaining component of the increase is for real estate assets under development of $680,000, which results primarily from changes in the net realizable value estimates including the shortening of the discount periods due to the passage of time and sales of condominium units and homes.

During the six months ended June 30, 2006, net assets in liquidation decreased $725,000. This decrease is primarily attributable to the recording of a $4,227,000 provision upon the adoption by the Board of modifications in the terms of the Company's stock option plans during the first quarter of 2006. The provision resulted from the modification to allow for cash payments that would be made to option holders, at their election, as consideration for the cancellation of their options in the amount of the fair value of the Company's common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been decreased by $1,318,000 to reflect the changes in the market price of the Company's common stock between March 31, 2006 and June 30, 2006. These decreases were offset by (i) a net increase in value of real estate assets under development of $1,353,000 which results primarily from changes in the net realizable value estimates including the shortening of the discount periods due to the passage of time and sales of condominium units and homes and (ii) operating income of approximately $831,000 which primarily represents interest income earned from cash and cash equivalents.

Results of Operations for the three and six months ended June 30, 2005

During the three and six months ended June 30, 2005, the Company’s net income aggregated $2,969,000 and $178,000, respectively.

The 2005 period included the rental operations of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado (“Palomino Park”). In November 2005, the Company sold the three operating rental phases of this project. During the three and six months ended June 30, 2005, these rental operations accounted for all of the rental revenues of the Company and accounted for primarily all of the reported property operating and maintenance expenses, real estate taxes, depreciation expense, property management expenses and interest on mortgage notes payable of the Company.

The Company sold one condominium unit at Palomino Park during March 2005 and reported sales revenue of $278,000 and cost of sales of $219,000.

Interest expense, other than what was expensed related to debt on Palomino Park rental operations, included interest related to the unpaid balance of bonds on the Palomino Park project and on the outstanding convertible junior subordinated debentures. Both of these debt obligations were retired in the second quarter of 2005.

The income from joint ventures of $6,403,000 and $5,913,000 during the three and six months ended June 30, 2005, respectively, was primarily comprised of gains upon the sale of properties from the Company’s investment in Wellsford/Whitehall Group, L.L.C. In September 2005, the Company’s interest in this venture was redeemed and subsequent to final distributions in the fourth quarter of 2005, the Company has no other investment in this venture.

Income Taxes

The income tax expense for the three and six months ended June 30, 2005 results from the state and local taxes based upon capital. An estimate of the liability for similar taxes for 2006 is included in the reserve for estimated costs during the liquidation period. Estimated income taxes attributable to the changes in real estate values and realized income related to real estate assets under development have been recorded during the three and six months ended June 30, 2006 resulting in a nominal change in the net deferred tax liability from December 31, 2005. No additional Federal or state and local income tax expense was incurred in either the 2006 or 2005 periods.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements, such as operating costs, construction and development costs, the purchase of EQR's remaining interest in the Palomino Park project, cancellation of outstanding stock options and debt repayments or additional collateral for construction loans, generally through its available cash, the sale of Reis, sales of condominium units and single family homes, the sale or realization of other assets, releases from escrow reserves, distributions from Clairborne Fordham, interest revenue and proceeds from construction financings, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

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

The Company's cash and cash equivalents aggregated $38,769,000 at June 30, 2006, which it considers to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms.

Other Items Impacting the Company’s Liquidity and Capital Resources

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak will be comprised of 259 condominium units to be built in three sections on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum and mature in November 2006 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $13,806,000 and $11,575,000 at June 30, 2006 and December 31, 2005, respectively. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Gold Peak unit sales commenced in January 2006. At June 30, 2006, there were 70 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Number of units sold	25	41
Gross sales proceeds	$7,407,000	$11,755,000
Principal paydown on Gold Peak
Construction Loan	$5,934,000	$9,863,000

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. Closings of initial sales commenced in June 2006. At June 30, 2006, four East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

For the Three and Six Months Ended June 30, 2006
Number of homes sold	1
Gross sales proceeds	$649,000
Principal paydown on East Lyme
Construction Loan	$584,000

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. The balance of the East Lyme Construction Loan was approximately $9,926,000 and $7,226,000 at June 30, 2006 and December 31, 2005, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at June 30, 2006 and December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell homes. During July 2006, the model home was completed. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes. The completion of initial homes and closings of initial sales are expected to occur in 2007.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire an existing mortgage and will be drawn upon as needed to construct a custom design model home during 2006 until permanent construction financing is obtained (the "Claverack Construction Loan"). The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six-month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $690,000 and $449,000 at June 30, 2006 and December 31, 2005, respectively.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company's share was approximately $526,000.

Effective April 2006, the Company executed a letter agreement with its venture partner to enable the Company to make advances in lieu of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. The Company advanced approximately $413,000 by June 30, 2006 to Claverack.

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

Reis, Inc.

The Company has direct and indirect equity investments in Reis, a real estate information and database company which provides real estate market information to institutional investors. At June 30, 2006 and December 31, 2005, the carrying amount of the Company’s aggregate investment in Reis was approximately $20,000,000 (liquidation basis – see below). The Company’s investment represents approximately 21% of Reis’ equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis at December 31, 2005, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis is sold at that amount, the Company will receive approximately $20,000,000 of proceeds, subject to escrow holdbacks. These potential sale proceeds are reflected in the Company's net realizable value presentation. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and was negotiating a contract with the potential purchaser. During the second quarter of 2006, negotiations with the initial potential purchaser were terminated. However, prior to such termination, Reis commenced discussions with another interested party from whom Reis also received an offer which it is currently evaluating. The economic terms of the most recent offer are within the range listed above and support the Company's $20,000,000 valuation of its interest in Reis at June 30, 2006. There is no assurance that Reis will be sold at an amount at least equal to the amounts estimated in the Company's valuation or at all.

Palomino Park

With respect to EQR’s 7.075% interest in the corporation that owns the remaining Palomino Park assets, any transaction for such interest to be acquired by the Company would be subject to negotiation between the Company and EQR.

Stock Option Plans

As permitted by the Plan and in accordance with the provisions of the Company’s option plans, applicable accounting and the American Stock Exchange rules and Federal income tax laws, the Company’s outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company’s common shares as a result of the $14.00 per share initial liquidating cash distribution made to stockholders in December 2005. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified out of the money options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration. In February 2006, the Company was advised by the American Stock Exchange (the “AMEX”) that it was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

As a result of the approval process, the Company determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve will be adjusted through a change in net assets in liquidation at the end of each reporting period to reflect the settlement amounts of the liability and the impact of changes to the market price of the stock at the end of each reporting period.

During the six months ended June 30, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled by option holders electing this method resulting in 1,608,158 options remaining outstanding at June 30, 2006. The weighted average exercise price of the options outstanding at June 30, 2006 is $5.72. During the three months ended June 30, 2006, the Company made cash payments aggregating approximately $533,000 related to 193,116 options cancelled by option holders electing this method. The remaining reserve for option cancellations reported at June 30, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $2,242,000 is net of all 2006 payments. The liability was also reduced by approximately $1,318,000 during the three months ended June 30, 2006 to reflect the decrease in the market price of the Company's common stock during such period. The estimate for option cancellations could materially change from quarter to quarter based upon (i) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (ii) the changes in the market price of the Company's common stock. At each quarter end, an increase in the Company's common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase the Company's net assets in liquidation.

Changes in Cash Flows

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

Cash flows used in operating activities changed $2,945,000 from $5,242,000 used in the 2005 period to $8,187,000 used in the 2006 period. The significant components of this change related to cash used in the continuing construction activities and the reductions in liabilities and reserves.

Cash flows from investing activities changed $17,160,000 from $18,457,000 provided in the 2005 period to $1,297,000 provided in the 2006 period. The significant components of the 2005 amounts related to the redemption of $15,000,000 of U.S. Government securities in 2005 (whereas there were no redemptions in the 2006 period as all of these securities were fully redeemed in the fourth quarter of 2005) and the return of capital of $3,479,000 from investments in joint ventures. During the 2006 period, the only investing activity was from the January 2006 sale of the Beekman assets for $1,297,000.

Cash flows from financing activities changed $36,176,000 from $31,544,000 used in the 2005 period to $4,632,000 provided in the 2006 period primarily from the net effect of borrowings and repayments in 2006. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $15,619,000 during the 2006 period as compared to $7,736,000 in the 2005 period as a result of continuing construction activities at these projects. During the 2006 period, approximately $9,863,000 was repaid on the Gold Peak Construction Loan from 41 Gold Peak condominium unit sales and $584,000 on the East Lyme Construction Loan from one East Lyme home sale. During the 2005 period, repayments included (i) the redemption of $2,275,000 of Palomino Park Bonds in January 2005 with the remaining balance of $10,405,000 redeemed in May 2005, (ii) the redemption of the Debentures aggregating $25,775,000 in May 2005 and (iii) amortized principal on the Company's other mortgages of $825,000. The 2006 period was also impacted by a cash use for the payment of option cancellations of $668,000.

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's annual report on Form 10-K filed with the SEC on March 16, 2006 and the registration statement on Form S-8 filed with the SEC on June 7, 2006: general and local economic and business conditions; future valuation adjustments as a result of possible declines in the expected values and cash flows of residential development projects and investments or changes in the intent with regards to such projects and investments; competition; risks of real estate development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; the risk of inflation in development costs (including construction materials); the availability of insurance coverages; the inability to obtain or replace construction financing for development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our interests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominiums and single family homes; inability to realize gains from sales of condominiums and single family homes; lower than anticipated sales prices; inability to close on sales of properties; the risks of seasonality and increasing interest rates on the Company's ability to sell condominium units and single family homes; increases in energy costs, construction materials and interest rates could adversely impact our home building business as homes become more expensive to build and profit margins could deteriorate; inability to raise sale prices to maintain profit margins; the negative impact from a continuing rise in energy costs and interest rates on our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sales price reductions; environmental risks; inability of Reis to be sold at all or for the amount of proceeds used by the Company in valuing Reis, or on terms that are favorable to the Company; the Board could abandon the Plan; failure to achieve proceeds from the sales of assets to meet the estimate of total distributions to stockholders under the Plan; the uncertainty as to the timing of sales of assets and the impact on the timing of distributions to stockholders; illiquidity of real estate assets and joint venture investments; increases in expenses which would negatively impact the amount of distributions pursuant to the Plan; unknown claims and liabilities which would negatively impact the amount of distributions pursuant to the Plan; the uncertainty as to the ultimate liability for option cancellations and its effect on reported net assets in liquidation as such amount is impacted by the decisions of the option holders and changes in the Company's market price for its common stock; the sale of undeveloped land, rather than the construction and sale, in the normal course of business, of single family homes or condominium units which would negatively impact the amount of distributions pursuant to the Plan; the inability to utilize all of the Company's Federal net operating loss carryforwards; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

One of the Company’s primary market risk exposures is to changes in interest rates. At June 30, 2006, the Company’s only exposure to interest rates was for variable rate based construction loans. Such exposure was minimized through the use of interest rate caps. The following table presents the effect of an increase in interest rates on construction loans at June 30, 2006:

(amounts in thousands)	Balance at June 30, 2006	LIBOR Cap	LIBOR at June 30, 2006	Interest Rate Exposure	Additional Interest Incurred
Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$13,806	5.00%	5.33%	--	$--
East Lyme Construction Loan	9,926	4.00%	5.33%	--	--

	23,732				--
Without interest rate cap:
Claverack Construction Loan	690	--	5.33%	(A)	7	(A) (B)

	$24,422				$7

(A)	The Claverack Construction Loan can be drawn upon up to $2,000. The effect of a 1% increase in LIBOR on this loan if the entire balance were outstanding would be $20 per annum. This table presents the effect of a 1% increase on the June 30, 2006 outstanding balance.
(B)	An increase in interest incurred would result in additional interest being capitalized into the basis of this project.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the SEC.

There have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date the Company carried out its last evaluation.

Part II.	Other Information:

Item 1.	Legal Proceedings. The Company is not presently a party to any material litigation.
Item 1A.	Risk Factors.

Please refer to the risk factors as disclosed by the Company in response to Item 1A to Part I of the Form 10-K filed on March 16, 2006 and the registration statement as filed on Form S-8 filed on June 7, 2006. There has been no material change to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.
Item 3.	Defaults upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders.

On June 12, 2006, the Company held its annual meeting of stockholders. A total of 6,266,894 common shares, representing approximately 96% of the 6,471,179 common shares outstanding and entitled to vote, as of the record date (April 27, 2006) were represented in person or by proxy vote and constituted a quorum.

At the meeting, Bonnie R. Cohen and Meyer “Sandy” Frucher were elected as directors to serve terms of three years expiring at the 2009 annual meeting of stockholders or, until their respective successors are duly elected and qualify. These elected directors join the following existing directors until their terms expire: Edward Lowenthal whose term expires in 2007 and Douglas Crocker II, Mark S. Germain and Jeffrey H. Lynford whose terms expire in 2008. The following table details the voting results for each director at the June 12, 2006 annual meeting.

	Affirmative Votes	Votes Withheld
Bonnie R. Cohen	5,870,762	396,132
Meyer "Sandy" Frucher	5,879,757	387,137

At the meeting, the stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 by the affirmative vote of 6,090,099 common shares. Votes cast against the proposal were 170,828 common shares and 5,967 common shares abstained from voting.

Item 5.	Other Information. None.

Item 6.	Exhibits. Exhibits filed with this Form 10-Q:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary classifying 2,000,000 shares of Common Stock as Series A 8% Convertible Redeemable Preferred Stock (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).

3.3	Articles Supplementary reclassifying and designating 350,000 shares of unissued Common Stock as Class A-1 Common Stock (incorporated by reference to an exhibit to Form 8-K filed on May 11, 2000)
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to an exhibit to Form 8-K filed on March 24, 2006).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WELLSFORD REAL PROPERTIES, INC.
	By:	/s/ Mark P. Cantaluppi Mark P. Cantaluppi Vice President, Chief Financial Officer
Dated: August 8, 2006

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
Date: August 8, 2006
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
Date: August 8, 2006
/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report of Wellsford Real Properties, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and Mark P. Cantaluppi, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 8, 2006
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.