Form 10-Q
period 2006-09-30
WELLSFORD REAL PROPERTIES INC
filed 2006-11-08
CIK 1038222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2006

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________________________ to ______________________________

Commission file number	001-12917
Wellsford Real Properties, Inc. (Exact Name of Registrant as Specified in Its Charter)
Maryland (State of Other Jurisdiction of Incorporation or Organization)	13-3926898 (IRS Employer Identification No.)
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	X
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X
The number of the Registrant’s shares of common stock outstanding was 6,646,738 as of November 6, 2006.

TABLE OF CONTENTS

			Page Number
PART I.	FINANCIAL INFORMATION:
	Item 1.	Financial Statements
		Consolidated Statements of Net Assets in Liquidation (liquidation basis)
		at September 30, 2006 (unaudited) and December 31, 2005	3
		Consolidated Statements of Changes in Net Assets in Liquidation (liquidation
		basis) (unaudited) for the Three and Nine Months Ended September 30, 2006	4
		Consolidated Statements of Operations (going concern basis) (unaudited) for the
		Three and Nine Months Ended September 30, 2005	5
		Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
		September 30, 2006 (liquidation basis) and 2005 (going concern basis)	6
		Notes to Consolidated Financial Statements (unaudited)	8
	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
	Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION:
	Item 1.	Legal Proceedings	34
	Item 1A.	Risk Factors	34
	Item 6.	Exhibits	35
	Signatures		36
	Exhibits		37

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate assets under development	$49,606,070	$44,233,031

Investment in Reis, Inc.	20,000,000	20,000,000
Investments in joint ventures	453,074	453,074

Total real estate and investments	70,059,144	64,686,105
Cash and cash equivalents	38,000,641	41,027,086
Restricted cash and investments	4,609,931	18,953,325
Receivables, prepaid and other assets	1,307,599	2,003,635
Deferred merger costs	1,465,112	--

Total assets	115,442,427	126,670,151

LIABILITIES AND NET ASSETS IN LIQUIDATION
Liabilities:
Mortgage notes and construction loans payable	23,584,254	19,250,344
Construction payables	4,126,017	3,878,872
Accrued expenses and other liabilities (including merger costs of $1,135,000
at September 30, 2006)	6,544,496	6,977,182
Reserve for estimated costs during the liquidation period	20,837,482	24,057,079
Reserve for option cancellations	2,711,000	--
Deferred compensation liability	--	14,720,730

Total liabilities	57,803,249	68,884,207

Minority interests at estimated value	1,428,544	1,216,530

Total liabilities and minority interests	59,231,793	70,100,737

Commitments and contingencies

Net assets in liquidation	$56,210,634	$56,569,414

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (Unaudited)

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Net assets in liquidation - beginning of period	$55,844,106	$56,569,414
Operating income	441,917	1,272,765
Changes in net real estate assets under development, net of
minority interest and estimated income taxes	393,765	1,747,042
Provision for option cancellation reserve	--	(4,226,938)
Change in option cancellation reserve due to market price
fluctuations	(469,154)	848,351

Net change in net assets in liquidation - July 1, 2006 to
September 30, 2006 and January 1, 2006 to September 30, 2006,
respectively	366,528	(358,780)

Net assets in liquidation - September 30, 2006	$56,210,634	$56,210,634

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) (Unaudited)

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
REVENUES
Rental revenue	$3,419,873	$10,315,055
Revenue from sales of residential units	209,900	488,075
Interest revenue	438,541	1,248,854
Fee revenue	162,850	518,000

Total revenues	4,231,164	12,569,984

COSTS AND EXPENSES
Cost of sales of residential units	166,513	385,631
Property operating and maintenance	1,272,956	3,824,377
Real estate taxes	279,346	846,549
Depreciation and amortization	1,106,417	3,315,601
Property management	91,378	275,502
Interest:
Mortgage notes payable	1,239,174	3,855,366
Debentures	--	823,643
General and administrative	1,933,158	6,842,237

Total costs and expenses	6,088,942	20,168,906

Income from joint ventures	5,601,729	11,514,752

Income before minority interest and income taxes	3,743,951	3,915,830
Minority interest benefit	42,802	109,083

Income before income taxes	3,786,753	4,024,913
Income tax expense	10,000	70,000

Net income	$3,776,753	$3,954,913

Per share amounts, basic and diluted:
Net income	$0.58	$0.61

Weighted average number of common shares outstanding:
Basic	6,467,639	6,467,639

Diluted	6,476,698	6,470,949

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	Liquidation Basis	Going Concern Basis
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from:
Interest and other income and expense, net	$1,272,765
Operating activities of real estate assets under development, net	1,747,042

	3,019,807
Net income (period prior to liquidation accounting)	--	$3,954,913
Adjustments to reconcile to net cash (used in) operating activities:
Gain on redemption of joint venture interest	--	(5,845,556)
Depreciation and amortization	512	3,589,244
Net amortization of premiums/discounts on U.S. Government securities	--	787
Non-cash increase in value of real estate assets under development, net	(324,742)	--
Undistributed minority interest (benefit)	(66,895)	(109,083)
Stock issued for director compensation	--	16,000
Changes in assets and liabilities:
Restricted cash and investments	1,265,062	(603,429)
Residential units available for sale	--	353,702
Real estate assets under development	(6,001,637)	(16,196,832)
Prepaid and other assets	824	(49,359)
Accrued expenses and other liabilities	(2,707,944)	(125,130)
Deferred compensation liability	--	1,531,820
Reserve for estimated costs during the liquidation period	(3,219,597)	--
Construction payables	247,145	3,055,374

Net cash (used in) operating activities	(7,787,465)	(10,427,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate assets	--	(23,944)
Proceeds from sale of real estate	1,296,883	--
Deferred Merger costs	(330,112)	--
Return of capital and redemption proceeds from investments in joint ventures	--	12,352,087
Redemption of U.S. Government securities	--	22,500,000
Repayments of notes receivable	--	1,032,000

Net cash provided by investing activities	966,771	35,860,143

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes and construction loans payable	21,671,058	12,504,221
Repayments of mortgage notes and construction loans payable	(17,337,148)	(13,918,342)
Minority interest investment	175,176	--
Distributions to minority interest	(47,250)	--
Redemption of Debentures	--	(25,775,000)
Payments for option cancellations	(667,587)	--

Net cash provided by (used in) financing activities	3,794,249	(27,189,121)

Net (decrease) in cash and cash equivalents	(3,026,445)	(1,756,527)
Cash and cash equivalents, beginning of period	41,027,086	65,863,790

Cash and cash equivalents, end of period	$38,000,641	$64,107,263

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Nine Months Ended September 30,
	2006	2005
	Liquidation Basis	Going Concern Basis
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest including interest on Debentures of
$979,688 in the 2005 period, and excluding interest funded by construction loans	$--	$5,165,325

Cash paid during the period for income taxes, net of refunds	$100,120	$54,461

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan	$5,181,985	$100,000

Provision for option cancellation reserve	$4,226,938

Reduction in option cancellation reserve due to market price fluctuations	$848,351

Net transfer of deferred compensation assets and related liability	$14,720,730

Accrual of estimated merger costs through September 30, 2006	$1,135,000

Sale of other assets:
Restricted cash	$1,642,398

Other assets	$(694,700)

Accrued expenses and other liabilities	$947,698

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization, Business and Plan of Liquidation

Organization

Wellsford Real Properties, Inc. (and subsidiaries, collectively, the “Company”) was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the “Trust”). On May 30, 1997, the Trust merged (the “EQR Merger”) with Equity Residential (“EQR”). Immediately prior to the EQR Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the EQR Merger, the Trust distributed to its common stockholders all of the outstanding shares of the Company owned by the Trust.

Business

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company’s remaining primary operating activities are the development, construction and sale of three residential projects and its approximate 23% ownership interest in Reis, Inc., a real estate information and database company (“Reis”). Previously, the Company’s activities had been categorized into three strategic business units (“SBUs”) within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. See Footnote 3 for information regarding the Company’s remaining primary operating activities.

Merger with Reis

On October 11, 2006 the Company announced that it entered into a definitive merger agreement to acquire Reis (the "Merger"). The Merger was approved by the independent members of the Company's Board of Directors (the "Board") on that date. Reis stockholders, excluding the Company, will receive, in the aggregate, approximately $34,600,000 in cash and approximately 4,200,000 shares of newly issued common stock of the Company which, for purposes of the Merger, has been established at $8.16 per share resulting in an implied equity value for Reis of approximately $90,000,000.

The rules of the American Stock Exchange (the “AMEX”) require the Company’s stockholders to approve the issuance of shares of common stock of the Company to Reis stockholders, since such an issuance would be greater than 20% of the common shares currently outstanding. The transaction, which is also subject to the approval of the Reis stockholders, regulatory approvals and other customary closing conditions, is expected to close in the first quarter of 2007.

If the Merger is consummated, the Company would abandon its previously adopted Plan of Liquidation (the "Plan," as described below), but would continue with its program of disposing of its remaining real estate assets through development and/or sale.

The cash portion of the purchase price is to be funded by a loan extended to Reis by a financial institution aggregating $27,000,000 (of which $25,000,000 can be used for Merger consideration and the payment of related Merger costs and the remaining $2,000,000 can be utilized for future working capital needs) and the Company's cash on hand. Upon completion of the Merger, the Company would have approximately 10,700,000 shares of common stock outstanding and change its corporate name to Reis, Inc. Following the closing of the Merger, Reis stockholders would own approximately 40% of the combined company.

There can be no assurance that the Reis stockholders will vote to approve the Merger and adopt the Merger agreement or that the Company's stockholders will vote to issue shares of the Company's common stock in connection with the Merger. Furthermore, there can be no assurance following a vote

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Organization, Business and Plan of Liquidation (continued)

in favor of the Merger and such issuance of the Company's common stock that the Merger will be consummated.

Plan of Liquidation

On May 19, 2005, the Board approved the Plan and on November 17, 2005, the Company's stockholders adopted the Plan. The Plan contemplates the orderly sale of each of the Company's remaining assets, which are either owned directly or through the Company's joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire more Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record at December 2, 2005. If the Merger is consummated and the Plan is terminated, it would be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been classified as a return of capital for Company stockholders at that time to taxable dividend income. The Company is currently evaluating the amount of the distribution which would be recharacterized as a taxable dividend.

The Company contemplated that approximately 36 months after the approval of the Plan, any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed. The creation and operation of a liquidating trust would only occur if the Merger does not close and the Plan is not terminated.

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

The Company’s net assets in liquidation at September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005 were:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Net assets in liquidation	$56,211,000	$55,844,000	$53,384,000	$56,569,000
Per share	$8.69	$8.63	$8.25	$8.74
Common stock outstanding at each respective date	6,471,179	6,471,179	6,471,179	6,471,179

The reported amounts for net assets in liquidation present development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Organization, Business and Plan of Liquidation (continued)

indication of the timing or amount of future distributions to be made by the Company if the Merger is not consummated and if the Plan were to continue (see the Liquidation Basis of Accounting disclosure in Footnote 2 below).

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions prior to a final liquidating distribution if the Plan were not terminated.

The termination of the Plan would result in the retention by the combined entity of the Company's cash balances and subsequent cash flow from the sales of residential development assets for working capital and re-investment purposes. Such cash would not be distributed to stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting will continue to be used by the Company until such time that the Plan is terminated, if at all. If the stockholders of the Company approve the issuance of additional shares of the Company's common stock and the Merger is consummated, then the Company would change from the liquidation basis of accounting to the going concern basis of accounting upon the effective termination of the Plan.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company's costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation per share, which except for projects under development, does not incorporate a present value discount. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation, or the price or prices at which the Company's common stock has traded or is expected to trade in the future. If the Plan is terminated, no additional liquidating distributions will be made.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the date of the adoption of the Plan by the stockholders (November 17, 2005) were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of September 30, 2006. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement values of liabilities included in the Statements of Net Assets in Liquidation at September 30, 2006 and December 31, 2005.

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon the Company's budgets for constructing and selling the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units or homes. Sales prices are determined in consultation with the respective third party companies who are the sales agent for the project, where applicable. Costs and expenses are based upon the Company's budgets, which have been reviewed with the respective third party construction company or joint venture partner. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects' planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios, in which event the Company will make additional equity contributions. For one project, the Company has assumed that a construction loan will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds are discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company's equity investment. The effect of changes in values of real estate assets under development was a net increase of approximately $394,000 and $1,747,000 during the three and nine months ended September 30, 2006, respectively. The net increase results primarily from changes in the net realizable value estimates including the shortening of the discount periods due to the passage of time and sales of condominium units and homes.

The Company reports operating income on the Consolidated Statements of Changes in Net Assets in Liquidation which is comprised primarily of interest and other income earned on invested cash during the reporting periods.

The estimated net realizable value of a land parcel acquired in November 2005 (the "East Lyme Land") is stated at the Company's cost which the Company believes approximates fair value.

The estimated net realizable value of the Company's interests in Reis, Inc. ("Reis") is derived from an approximate $90,000,000 equity value of Reis based upon the Merger terms for valuation purposes at September 30, 2006 and offers Reis received from potential purchasers during prior reporting periods. See Footnote 3 for additional disclosure regarding Reis.

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

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and sale of other assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company's remaining assets. Also, the Company has not recorded any liability for any cash operating shortfall that may result at the projects under construction during the anticipated holding period because management currently expects that projected operating shortfalls could be funded from the overall operating profits derived from the sale of homes and condominium units and interest earned on invested cash. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Three Months Ended September 30, 2006
	Balance at June 30, 2006	Adjustments and Payments	Balance at September 30, 2006
Payroll, benefits, severance and
retention costs	$10,432,000	$(349,000)	$10,083,000
Professional fees	4,405,000	(75,000)	4,330,000
Other general and administrative costs	6,790,000	(366,000)	6,424,000

Total	$21,627,000	$(790,000)	$20,837,000

	For the Nine Months Ended September 30, 2006
	Balance at December 31, 2005	Adjustments and Payments	Balance at September 30, 2006
Payroll, benefits, severance and
retention costs	$11,963,000	$(1,880,000)	$10,083,000
Professional fees	4,715,000	(385,000)	4,330,000
Other general and administrative costs	7,379,000	(955,000)	6,424,000

Total	$24,057,000	$(3,220,000)	$20,837,000

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Reserve for Option Cancellations

At March 31, 2006, the Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company's common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been adjusted to reflect the net cash payments to option holders made during the period from March 31, 2006 through September 30, 2006 and the change in the market price of the Company's common stock during such period. The remaining reserve for option cancellations reported at September 30, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $2,711,000 is net of all payments made during the nine months ended September 30, 2006 related to option cancellations. See Footnote 9 for additional information regarding share option plans.

Going Concern Basis of Accounting

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical results of operations related to the Company’s assets and liabilities for the periods prior to November 17, 2005, including the three and nine months ended September 30, 2005.

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

Variable Interests

During 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE.

The Company had investments in three VIEs of which two were consolidated at September 30, 2006 and five VIEs of which three were consolidated at December 31, 2005. The decrease in the number of VIEs is a result of the sale of the Beekman assets and the related transfer of the remaining deferred compensation assets and liabilities in January 2006 (see Footnote 3).

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006. The results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of a full year results.

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

Accounting Pronouncements Not Yet Adopted. In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

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
For the Three Months Ended September 30, 2005 (Going Concern Basis)
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
For the Nine Months Ended September 30, 2005 (Going Concern Basis)
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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

Remaining Activities, Assets and Investments At September 30, 2006, the Company’s remaining activities, assets and investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 75 Gold Peak units were sold by September 30, 2006.
•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company commenced building 101 single family homes on 139 acres (“East Lyme”). An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land”). Sales commenced in June 2006 and one home was sold by September 30, 2006.
•	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes.
•	Interests in Reis, a real estate information and database company.
•	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining two unsold residential units of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado (“Palomino Park”). Gold Peak will be comprised of 259 condominium units to be built in three sections on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum and mature in May 2007 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower (the “Gold Peak Construction Loan”). Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $11,875,000 and $11,575,000 at September 30, 2006 and December 31, 2005, respectively. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Gold Peak unit sales commenced in January 2006. At September 30, 2006, there were 55 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Number of units sold	34	75
Gross sales proceeds	$9,266,000	$21,021,000
Principal paydown on Gold Peak
Construction Loan	$6,890,000	$16,753,000

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. The initial sale closed in June 2006. At September 30, 2006, six East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

For the Nine Months Ended September 30, 2006
Number of homes sold	1
Gross sales proceeds	$649,000
Principal paydown on East Lyme
Construction Loan	$584,000

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower (the “East Lyme Construction Loan”). The balance of the East Lyme Construction Loan was approximately $11,019,000 and $7,226,000 at September 30, 2006 and December 31, 2005, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at September 30, 2006 and December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell homes. During July 2006, the initial home was completed and in October 2006, the house and a contiguous lot were sold for approximately $1,200,000. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes. At September 30, 2006, there were no additional houses under construction on either parcel. The completion of additional homes and closings of additional sales is expected to occur in 2007.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire an existing mortgage and was drawn upon as needed to construct a custom design model home until permanent construction financing is obtained (the

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

"Claverack Construction Loan"). The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six-month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $690,000 and $449,000 at September 30, 2006 and December 31, 2005, respectively.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company’s share was approximately $526,000.

Effective April 2006, the Company executed a letter agreement with its venture partner to enable the Company to make advances in lieu of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. The Company advanced approximately $690,000 during the nine months ended September 30, 2006 to Claverack.

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

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Company's Chairman and former President (as described below), or a company in which they have ownership interests, at the greater of the Company's costs or appraised values. In January 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project at the Company's aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets.

Reis, Inc.

The Company currently has direct equity investments in Reis, a real estate information and database company, which provides U.S. commercial real estate market information to real estate investors, lendors and other professionals in the debt and equity capital markets. At September 30, 2006 and December 31, 2005, the carrying amount of the Company’s aggregate investment in Reis was approximately $20,000,000 (liquidation basis – see below). The Company’s investment represents approximately 23% of Reis’ equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have recused themselves from any investment decisions made by the Company pertaining to Reis, including the authorization by the Board to approve the Merger.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net proceeds in valuing Reis. If Reis were to be sold at that amount, the Company would have received

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Segment Information (continued)

approximately $20,000,000 of proceeds, subject to escrow holdbacks. These potential sale proceeds are reflected in the Company's net realizable value presentation. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and was negotiating a contract with the potential purchaser. During the second quarter of 2006, negotiations with the initial potential purchaser were terminated. However, prior to such termination, Reis commenced discussions with another interested party from whom Reis also received an offer which it was evaluating. The economic terms of the latter offer were within the range listed above and supported the Company's $20,000,000 valuation of its interest in Reis at June 30, 2006.

During May 2006, the Company's Board established a committee comprised of the independent members to evaluate a possible transaction with Reis. In June 2006, the investment banking firm of Lazard and the law firm of King & Spalding LLP were retained to advise on a possible transaction with Reis.

On October 11, 2006, the Company announced that it entered into a definitive merger agreement to acquire Reis. The Merger was approved by the independent members of the Board on that date. Reis stockholders, excluding the Company, will receive, in the aggregate, approximately $34,600,000 in cash and approximately 4,200,000 shares of newly issued common stock of the Company which, for purposes of the Merger, has been established at $8.16 per share in the Merger agreement resulting in an implied equity value for Reis of approximately $90,000,000. It is expected that this transaction will be tax-free to Reis stockholders except with respect to the cash portion of the consideration received. The cash portion of the purchase price is to be funded by a loan extended to Reis by a financial institution aggregating $27,000,000 (of which $25,000,000 can be used for Merger consideration and the payment of related Merger costs and the remaining $2,000,000 can be utilized for future working capital needs) and the Company's cash on hand. On October 11, 2006, the Company received a fairness opinion from Lazard stating that, subject to the qualifications and limitations set forth therein, as of that date, the aggregate consideration to be paid by the Company in connection with the Merger was fair to the Company from a financial point of view. A full text of Lazard's opinion will be attached as an exhibit to the proxy statement that will be mailed to stockholders of the Company in connection with the transaction. Stockholders are urged to read the entire opinion when the proxy statement is filed.

After considering a range of values, including the current market price for the Company's stock on the stock portion of the consideration and the per share price as established for the Merger agreement, the Company determined that it is appropriate to continue to value its investment in Reis at $20,000,000 at September 30, 2006.

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

Deposits related to residential development projects and cash restricted for use by joint ventures were approximately $2,968,000 and $3,332,000 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, approximately $1,642,000 was held in escrow related to the sale of telecommunication assets and services at Palomino Park. On November 1, 2006, the escrow was released of which the Company received approximately $988,000 and the remainder was released to a third party who held an interest in the telecommunication assets and for transaction expenses. At December 31, 2005,

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Restricted Cash and Investments (continued)

$900,000 was held in escrow related to the sale of the three operating rental phases of the Palomino Park project in November 2005 as security for certain covenants made to the buyer. The entire $900,000 escrow was released in May 2006 as no claims were asserted by the buyer.

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

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $323,000 and $425,000 was capitalized during the three months ended September 30, 2006 and 2005, respectively and $1,033,000 and $1,107,000 during the nine months ended September 30, 2006 and 2005, respectively.

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

The income tax expense for the three and nine months ended September 30, 2005 results from the state and local taxes based upon capital. An estimate of the liability for similar taxes for 2006 is included in the reserve for estimated costs during the liquidation period. Estimated income taxes attributable to the changes in real estate values and realized income related to real estate assets under development have been recorded during the three and nine months ended September 30, 2006 resulting in nominal changes in the net current and deferred tax liability from December 31, 2005. No additional Federal or state and local income tax expense was incurred in either the 2006 or 2005 periods.

8.	Shareholders’ Equity

The following table presents information regarding the Company’s securities:

	Shares Issued and Outstanding at
	September 30, 2006	December 31, 2005
Series A 8% convertible redeemable preferred stock, $.01 par value per
share, 2,000,000 shares authorized	--	--

Common stock, 98,825,000 shares authorized, $.02 par value per share	6,471,179	6,301,276
Class A-1 common stock, 175,00 shares authorized, $.02 par value per share	--	169,903

Total common stock, all classes	6,471,179	6,471,179

The Company has issued shares of common stock to executive officers and other employees through periodic annual bonus awards, as well as certain shares issued at the date of the EQR Merger, which officers and employees could have elected to contribute into the Rabbi Trust. At December 31, 2005, an aggregate of 256,487 shares of common stock, were in the Rabbi Trust for the benefit of Messrs. Lynford and Lowenthal and had been classified as Treasury Stock in the Company's consolidated financial statements.

In January 2006, the subsidiary holding the balance of the shares in the Rabbi Trust as well as all other assets held by the Rabbi Trust were acquired by an entity owned by Messrs. Lynford and Lowenthal and others along with the acquisition of the Beekman assets. The Company was relieved of the remaining deferred compensation liability which amounted to approximately $14,721,000 at December 31, 2005.

In January 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to common stock.

The Company did not declare or distribute any dividends during the three and nine months ended September 30, 2006 and 2005, respectively.

9.	Stock Option Plans

As permitted by the Plan and in accordance with the provisions of the Company's option plans, applicable accounting rules, the AMEX rules and Federal income tax laws, the Company's outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company's common shares as a result of the $14.00 per share initial liquidating cash distribution made to stockholders in December 2005. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Stock Option Plans (continued)

such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder's option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified out of the money options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration. In February 2006, the Company was advised by the AMEX that it was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

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

During the nine months ended September 30, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method resulting in 1,608,158 options remaining outstanding at September 30, 2006. The weighted average exercise price of the options outstanding at September 30, 2006 is $5.72. During the three months ended September 30, 2006, the Company did not make any cash payments as none of the option holders elected this method. The remaining reserve for option cancellations reported at September 30, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $2,711,000 is net of all payments made during the nine months ended September 30, 2006 related to option cancellations. The liability was reduced by approximately $848,000 during the nine months ended September 30, 2006 to reflect the decrease in the market price of the Company's common stock during that period. For the three months ended September 30, 2006, the stock price increased which resulted in an increase to the liability from June 30, 2006 to September 30, 2006 of approximately $469,000. The estimate for option cancellations could materially change from quarter to quarter based upon (i) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (ii) the changes in the market price of the Company's common stock. At each quarter end, an increase in the Company's common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase the Company's net assets in liquidation.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

10.	Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income	$3,776,753	$3,954,913

Denominator:
Denominator for net income per common share, basic
- weighted average common shares	6,467,639	6,467,639
Effect of dilutive securities:
Stock options	9,059	3,310

Denominator for net income per common share,
diluted - weighted average common shares	6,476,698	6,470,949

Net income per share, basic and diluted	$0.58	$0.61

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
General

Capitalized terms used herein which are not defined elsewhere in this quarterly report on Form 10-Q shall have the meanings ascribed to them in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

Organization, Business and Plan of Liquidation

Organization

Wellsford Real Properties, Inc. (and subsidiaries, collectively, the “Company”) was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the “Trust”). On May 30, 1997, the Trust merged (the “EQR Merger”) with Equity Residential (“EQR”). Immediately prior to the EQR Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the EQR Merger, the Trust distributed to its common stockholders all of the outstanding shares of the Company owned by the Trust.

Business

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company's remaining primary operating activities are the development, construction and sale of three residential projects and its approximate 23% ownership interest in Reis, Inc., a real estate information and database company ("Reis"). Previously, the Company's activities had been categorized into three strategic business units ("SBUs") within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities.

Merger with Reis

On October 11, 2006 the Company announced that it entered into a definitive merger agreement to acquire Reis (the "Merger"). The Merger was approved by the independent members of the Company's Board of Directors (the "Board") on that date. Reis stockholders, excluding the Company, will receive, in the aggregate, approximately $34,600,000 in cash and approximately 4,200,000 shares of newly issued common stock of the Company which, for purposes of the Merger, has been established at $8.16 per share resulting in an implied equity value for Reis of approximately $90,000,000.

The rules of the American Stock Exchange (the "AMEX") require the Company's stockholders to approve the issuance of shares of common stock of the Company to Reis stockholders, since such an issuance would be greater than 20% of the common shares currently outstanding. The transaction, which is also subject to the approval of the Reis stockholders, regulatory approvals and other customary closing conditions, is expected to close in the first quarter of 2007.

If the Merger is consummated, the Company would abandon its previously adopted Plan of Liquidation (the "Plan," as described below), but would continue with its program of disposing of its remaining real estate assets through development and/or sale.

The cash portion of the purchase price is to be funded by a loan extended to Reis by a financial institution aggregating $27,000,000 (of which $25,000,000 can be used for Merger consideration and the payment of related Merger costs and the remaining $2,000,000 can be utilized for future working capital needs) and the Company's cash on hand. Upon completion of the Merger, the Company would have approximately 10,700,000 shares of common stock outstanding and change its corporate name to Reis, Inc. Following the closing of the Merger, Reis stockholders would own approximately 40% of the combined company.

There can be no assurance that the Reis stockholders will vote to approve the Merger and adopt the Merger agreement or that the Company's stockholders will vote to issue shares of the Company's common stock in connection with the Merger. Furthermore, there can be no assurance following a vote in favor of the Merger and such issuance of the Company's common stock that the Merger will be consummated.

Plan of Liquidation

On May 19, 2005, the Board approved the Plan and on November 17, 2005, the Company's stockholders adopted the Plan. The Plan contemplates the orderly sale of each of the Company's remaining assets, which are either owned directly or through the Company's joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire more Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record at December 2, 2005. If the Merger is consummated and the Plan is terminated, it would be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been classified as a return of capital for Company stockholders at that time to taxable dividend income. The Company is currently evaluating the amount of the distribution which would be recharacterized as a taxable dividend.

The Company contemplated that approximately 36 months after the approval of the Plan, any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed. The creation and operation of a liquidating trust would only occur if the Merger does not close and the Plan is not terminated.

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

The Company's net assets in liquidation at September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005 were:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Net assets in liquidation	$56,211,000	$55,844,000	$53,384,000	$56,569,000
Per share	$8.69	$8.63	$8.25	$8.74
Common stock outstanding at each respective date	6,471,179	6,471,179	6,471,179	6,471,179

The reported amounts for net assets in liquidation present development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company if the Merger is not consummated and if the Plan were to continue.

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required.

Accordingly, there can be no assurance that there will be any interim liquidating distributions prior to a final liquidating distribution if the Plan were not terminated.

The termination of the Plan would result in the retention by the combined entity of the Company's cash balances and subsequent cash flow from the sales of residential development assets for working capital and re-investment purposes. Such cash would not be distributed to stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

Remaining Activities, Assets and Investments

At September 30, 2006, the Company’s remaining activities, assets and investments were comprised primarily of the following:
•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 75 Gold Peak units were sold by September 30, 2006.
•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company commenced building 101 single family homes on 139 acres (“East Lyme”). An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land”). Sales commenced in June 2006 and one home was sold by September 30, 2006.
•	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes.
•	Interests in Reis, a real estate information and database company.
•	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining two unsold residential units of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

See Footnote 3 of the Company’s accompanying unaudited consolidated financial statements for additional information regarding the Company’s remaining primary operating activities.

Trends

As the softening of the national housing market continues into the fourth quarter of 2006, the Company's operations relating to residential development and the sale of homes has been negatively impacted in markets where the Company owns property. Demand at certain of the Company's projects and sales of inventory are lower than expected resulting in price concessions, additional incentives being offered, a slower pace of construction, building only homes which are under contract and the consideration of selling home lots either individually or in bulk instead of building homes. The Company's Gold Peak project has not been affected to the same extent as in other markets where the Company conducts business. The volume of visitors to Gold Peak is down, but it has not negatively affected pricing or sales pace at this time and construction is continuing for individual condominium buildings.

Changes in Net Assets and Results of Operations

Changes in net assets in liquidation for the three and nine months ended September 30, 2006

During the three months ended September 30, 2006, net assets in liquidation increased approximately $367,000. This increase is attributable to (i) operating income of approximately $442,000 which primarily represents interest income earned from cash and cash equivalents and (ii) the increase in real estate assets under development of $394,000, which results primarily from changes in the net realizable value estimates for Gold Peak due to the shortening of the discount period as a result of the passage of time, offset by (iii) the recording of a $469,000 increase to the reserve for option cancellations to reflect the increase in the market price of the Company's common stock between June 30, 2006 and September 30, 2006.

During the nine months ended September 30, 2006, net assets in liquidation decreased $359,000. This decrease is primarily attributable to the recording of a $4,227,000 provision upon the adoption by the Board of modifications in the terms of the Company's stock option plans during the first quarter of 2006. The provision resulted from the modification to allow for cash payments that would be made to option holders, at their election, as consideration for the cancellation of their options in the amount of the fair value of the Company's common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been decreased by $848,000 to reflect the changes in the market price of the Company's common stock between March 31, 2006 and September 30, 2006. The net decrease was offset by (i) a net increase in value of real estate assets under development of $1,747,000 which results primarily from changes in the net realizable value estimates, including the shortening of the discount periods as a result of the passage of time and sales of condominium units and homes and (ii) operating income of approximately $1,273,000 which primarily represents interest income earned from cash and cash equivalents.

Results of Operations for the three and nine months ended September 30, 2005

During the three and nine months ended September 30, 2005, the Company's net income aggregated $3,777,000 and $3,955,000, respectively.

The 2005 period included the rental operations of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado ("Palomino Park"). In November 2005, the Company sold the three operating rental phases of this project. During the three and nine months ended September 30, 2005, these rental operations accounted for all of the rental revenues of the Company and accounted for primarily all of the reported property operating and maintenance expenses, real estate taxes, depreciation expense, property management expenses and interest on mortgage notes payable of the Company.

The Company sold the remaining two condominium units at the Silver Mesa phase of Palomino Park during the nine months ended September 30, 2005 and reported sales revenue of $488,000 and cost of sales of $386,000. One of the two condominium units was sold during the third quarter of 2005 for which the Company reported sales revenue of $210,000 and cost of sales of $167,000.

Interest expense, other than what was expensed related to debt on Palomino Park rental operations, included interest related to the unpaid balance of bonds on the Palomino Park project and on the outstanding convertible junior subordinated debentures. Both of these debt obligations were retired in the second quarter of 2005.

The income from joint ventures of $5,602,000 and $11,515,000 during the three and nine months ended September 30, 2005, respectively, was primarily comprised of gains upon the sale of properties from the Company's investment in Wellsford/Whitehall Group, L.L.C. ("Wellsford/Whitehall"). In September 2005, the Company's interest in this venture was redeemed and subsequent to final distributions in the fourth quarter of 2005, the Company has no other investment in this venture.

Income Taxes

The income tax expense for the three and nine months ended September 30, 2005 results from the state and local taxes based upon capital. An estimate of the liability for similar taxes for 2006 is included in the reserve for estimated costs during the liquidation period. Estimated income taxes attributable to the changes in real estate values and realized income related to real estate assets under development have been recorded during the three and nine months ended September 30, 2006 resulting in nominal changes in the net current and deferred tax liability from December 31, 2005. No additional Federal or state and local income tax expense was incurred in either the 2006 or 2005 periods.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements, such as operating costs, construction and development costs, the potential purchase of EQR's remaining interest in the Palomino Park project, cancellation of outstanding stock options, debt repayments or additional collateral for construction loans, generally through its available cash, sales of condominium units and single family homes, the sale or realization of other assets, releases from escrow reserves and accounts, distributions from Clairborne Fordham, interest revenue and proceeds from construction financings, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

The Company expects to meet its long-term liquidity requirements such as future operating costs, construction and development costs, cancellation of outstanding stock options and debt service on construction notes payable through the use of available cash, sales of condominium units, single family homes and land, proceeds from construction financing, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

With regards to the Merger, the cash portion of the purchase price is to be funded primarily by a loan extended to Reis by a financial institution aggregating $27,000,000 (of which $25,000,000 can be used for Merger consideration and the payment of related Merger costs and the remaining $2,000,000 can be utilized for future working capital needs) with the remainder provided by the Company's cash on hand.

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

The Company's cash and cash equivalents aggregated approximately $38,001,000 at September 30, 2006. The Company considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms during the liquidation period and if the Plan is terminated as a result of the Merger, such amounts will be adequate to meet any cash needs at closing in excess of amounts provided by loan proceeds extended to Reis for the Merger.

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

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum and mature in May 2007 with respect to the development loan and in November 2009 with respect to the construction loan, both of which have additional extension options upon satisfaction of certain conditions being met by the borrower (the "Gold Peak Construction Loan"). Principal repayments are made as units are sold. The balance of the Gold

Peak Construction Loan was approximately $11,875,000 and $11,575,000 at September 30, 2006 and December 31, 2005, respectively. The Company has purchased a 5% LIBOR cap expiring in June 2008 for this loan.

Gold Peak unit sales commenced in January 2006. At September 30, 2006, there were 55 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Number of units sold	34	75
Gross sales proceeds	$9,266,000	$21,021,000
Principal paydown on Gold Peak
Construction Loan	$6,890,000	$16,753,000

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004. During the fourth quarter of 2005, the model home was completed. The initial sale closed in June 2006. At September 30, 2006, six East Lyme homes were under contract. The following table provides information regarding East Lyme sales:
For the Nine Months Ended September 30, 2006
Number of homes sold	1
Gross sales proceeds	$649,000
Principal paydown on East Lyme
Construction Loan	$584,000

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 (to be drawn upon as costs are expended), which bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower (the “East Lyme Construction Loan”). The balance of the East Lyme Construction Loan was approximately $11,019,000 and $7,226,000 at September 30, 2006 and December 31, 2005, respectively. The Company has purchased a 4% LIBOR cap expiring July 2007 for this loan.

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard, the cost of which has been considered in evaluating the carrying amount of the property at September 30, 2006 and December 31, 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres upon which Claverack intends to build and sell homes. During July 2006, the initial home was completed and in October 2006, the house and a contiguous lot were sold for approximately $1,200,000. The remaining 235 acres, known as The Stewardship, are currently subdivided into six single family home lots with the intent to obtain an increase in the number of developable residential lots, improve the land, obtain construction financing and construct and sell 48 single family homes. At September 30, 2006, there were no additional houses under construction on either parcel. The completion of additional homes and closings of additional sales is expected to occur in 2007.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire an existing mortgage and was drawn upon as needed to construct a custom design model home until permanent construction financing is obtained (the "Claverack Construction Loan"). The Claverack Construction Loan bears interest at LIBOR + 2.20% per annum and matures in December 2006 with a six-month extension at the Company's option upon satisfaction of certain conditions being met by the borrower. The balance of the Claverack Construction Loan was approximately $690,000 and $449,000 at September 30, 2006 and December 31, 2005, respectively.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company’s share was approximately $526,000.

Effective April 2006, the Company executed a letter agreement with its venture partner to enable the Company to make advances in lieu of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. The Company advanced approximately $690,000 during the nine months ended September 30, 2006 to Claverack.

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

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Company's Chairman and former President (as described below), or a company in which they have ownership interests, at the greater of the Company's costs or appraised values. In January 2006, a company which is owned by Messrs. Lynford and Lowenthal, the principal of the Company's joint venture partner in the East Lyme project and others acquired the Beekman project at the Company's aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets.

Reis, Inc.

The Company currently has direct equity investments in Reis, a real estate information and database company, which provides U.S. commercial real estate market information to real estate investors, lendors and other professionals in the debt and equity capital markets. At September 30, 2006 and December 31, 2005, the carrying amount of the Company’s aggregate investment in Reis was approximately $20,000,000 (liquidation basis – see below). The Company’s investment represents approximately 23% of Reis’ equity on an as converted basis. The president and primary common shareholder of Reis is the brother of Mr. Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s Board, has served on the board of directors of Reis since the third quarter of 2000. Messrs. Lynford and Lowenthal have recused themselves from any investment decisions made by the Company pertaining to Reis, including the authorization by the Board to approve the Merger.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of its stock. Based on these offers, in estimating the net realizable value for its investment in Reis at December 31, 2005, the Company utilized $90,000,000 of net proceeds in valuing Reis. If Reis were to be sold at that amount, the Company would have received approximately $20,000,000 of proceeds, subject to escrow holdbacks. These potential sale proceeds are reflected in the Company's net realizable value presentation. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and was negotiating a contract with the potential purchaser. During the second quarter of 2006, negotiations with the initial potential purchaser were terminated. However, prior to such termination,

Reis commenced discussions with another interested party from whom Reis also received an offer which it was evaluating. The economic terms of the latter offer were within the range listed above and supported the Company's $20,000,000 valuation of its interest in Reis at June 30, 2006.

During May 2006, the Company's Board established a committee comprised of the independent members to evaluate a possible transaction with Reis. In June 2006, the investment banking firm of Lazard and the law firm of King & Spalding LLP were retained to advise on a possible transaction with Reis.

On October 11, 2006, the Company announced that it entered into a definitive merger agreement to acquire Reis. The Merger was approved by the independent members of the Board on that date. Reis stockholders, excluding the Company, will receive, in the aggregate, approximately $34,600,000 in cash and approximately 4,200,000 shares of newly issued common stock of the Company which, for purposes of the Merger, has been established at $8.16 per share in the Merger agreement resulting in an implied equity value for Reis of approximately $90,000,000. It is expected that this transaction will be tax-free to Reis stockholders except with respect to the cash portion of the consideration received. The cash portion of the purchase price is to be funded by a loan extended to Reis by a financial institution aggregating $27,000,000 (of which $25,000,000 can be used for Merger consideration and the payment of related Merger costs and the remaining $2,000,000 can be utilized for future working capital needs) and the Company's cash on hand. On October 11, 2006, the Company received a fairness opinion from Lazard stating that, subject to the qualifications and limitations set forth therein, as of that date, the aggregate consideration to be paid by the Company in connection with the Merger was fair to the Company from a financial point of view. A full text of Lazard's opinion will be attached as an exhibit to the proxy statement that will be mailed to stockholders of the Company in connection with the transaction. Stockholders are urged to read the entire opinion when the proxy statement is filed.

After considering a range of values, including the current market price for the Company's stock on the stock portion of the consideration and the per share price as established for the Merger agreement, the Company determined that it is appropriate to continue to value its investment in Reis at $20,000,000 at September 30, 2006.

Palomino Park

With respect to EQR’s 7.075% interest in the corporation that owns the remaining Palomino Park assets, any transaction for such interest to be acquired by the Company would be subject to negotiation between the Company and EQR.

Stock Option Plans

As permitted by the Plan and in accordance with the provisions of the Company's option plans, applicable accounting rules, the AMEX rules and Federal income tax laws, the Company's outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company's common shares as a result of the $14.00 per share initial liquidating cash distribution made to stockholders in December 2005. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder's option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified out of the money options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration. In February 2006, the Company was advised by the AMEX that it was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

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

During the nine months ended September 30, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method resulting in 1,608,158 options remaining outstanding at September 30, 2006. The weighted average exercise price of the options outstanding at September 30, 2006 is $5.72. During the three months ended September 30, 2006, the Company did not make any cash payments as none of the option holders elected this method. The remaining reserve for option cancellations reported at September 30, 2006 on the Consolidated Statement of Net Assets in Liquidation of approximately $2,711,000 is net of all payments made during the nine months ended September 30, 2006 related to option cancellations. The liability was reduced by approximately $848,000 during the nine months ended September 30, 2006 to reflect the decrease in the market price of the Company's common stock during that period. For the three months ended September 30, 2006, the stock price increased which resulted in an increase to the liability from June 30, 2006 to September 30, 2006 of approximately $469,000. The estimate for option cancellations could materially change from quarter to quarter based upon (i) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (ii) the changes in the market price of the Company's common stock. At each quarter end, an increase in the Company's common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase the Company's net assets in liquidation.

Changes in Cash Flows

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

Cash flows used in operating activities changed $2,641,000 from $10,428,000 used in the 2005 period to $7,787,000 used in the 2006 period. The significant components of this change related to cash used in the continuing construction activities and the reductions in liabilities and reserves.

Cash flows from investing activities changed $34,893,000 from $35,860,000 provided in the 2005 period to $967,000 provided in the 2006 period. The significant components of the 2005 amounts related to the redemption of $22,500,000 of U.S. Government securities in 2005 (whereas there were no redemptions in the 2006 period as all of these securities were fully redeemed in the fourth quarter of 2005), the return of capital and redemption proceeds from investments in joint ventures of $12,352,000 (primarily from sales of assets by Wellsford/Whitehall during the 2005 period and the redemption of our interest in that venture in September 2005) and the repayment of a note receivable of $1,032,000 in September 2005. During the 2006 period, the investing activities included the January 2006 sale of the Beekman assets for $1,297,000, offset by deferred Merger costs paid during the period of $330,000.

Cash flows from financing activities changed $30,983,000 from $27,189,000 used in the 2005 period to $3,794,000 provided in the 2006 period primarily from the net effect of borrowings and repayments in 2006. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $21,671,000 during the 2006 period as compared to $12,504,000 in the 2005 period as a result of continuing construction activities at these projects. During the 2006 period, approximately $16,753,000 was repaid on the Gold Peak Construction Loan from 75 Gold Peak condominium unit sales and $584,000 on the East Lyme Construction Loan from one East Lyme home sale. During the 2005 period, repayments included (i) the redemption of $2,275,000 of Palomino Park Bonds in January 2005 with the remaining balance of $10,405,000 redeemed in May 2005, (ii) the redemption of the Debentures aggregating $25,775,000 in May 2005 and (iii) amortized principal on the

Company's other mortgages of $1,238,000. The 2006 period also reflects the use of cash for the payment of option cancellations of $668,000.

Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's annual report on Form 10-K filed with the SEC on March 16, 2006 and the registration statement on Form S-8 filed with the SEC on June 7, 2006: general and local economic and business conditions; future valuation adjustments as a result of possible declines in the expected values and cash flows of residential development projects and investments or changes in the intent with regards to such projects and investments; competition; risks of real estate development, construction and renovation including construction delays and cost overruns; inability to comply with zoning and other laws and obtain governmental approvals; the risk of inflation in development costs (including construction materials); the availability of insurance coverages; the inability to obtain or replace construction financing for development projects; adverse consequences of debt financing including, without limitation, the necessity of future financings to repay maturing debt obligations; inability to meet financial and valuation covenants contained in loan agreements; inability to repay financings; exposure to variable rate based financings; risk of foreclosure on collateral; risks of leverage; risks associated with equity investments in and with third parties; risks associated with our reliance on joint venture partners including, but not limited to, the inability to obtain consent from partners for certain business decisions, the potential risk that our partners may become bankrupt, have economic or other business interests and objectives which may be inconsistent with those of the Company and our partners being in a position to take action contrary to our interests; inability and/or unwillingness of partners to provide their share of any future capital requirements; availability and cost of financing; interest rate risks; demand by prospective buyers of condominiums and single family homes; inability to realize gains from sales of condominiums and single family homes; lower than anticipated sales prices; inability to close on sales of properties; the risks of seasonality and increasing interest rates on the Company's ability to sell condominium units and single family homes; increases in energy costs, construction materials and interest rates could adversely impact our home building business as homes become more expensive to build and profit margins could deteriorate; inability to raise sale prices to maintain profit margins; the negative impact from a continuing rise in energy costs and interest rates on our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sales price reductions; environmental risks; the ability to gain governmental approvals of the Merger on the proposed terms and schedule; the failure of the Company's stockholders to approve the issuance of Company common shares in connection with the Merger or the failure of Reis stockholders to approve the Merger; the risk that other conditions to the Merger are not being satisfied; the risk of successful integration of the two companies and the risk that cost savings, as well as other synergies from the Merger, may not be realized or may take longer to realize than expected; the risk that the combined companies may not perform as anticipated; the ability of the combined companies to retain customers and employees; competition and its effects on revenue; the Board could abandon the Plan; failure to achieve proceeds from the sales of assets to meet the estimate of total distributions to stockholders under the Plan; the uncertainty as to the timing of sales of assets and the impact on the timing of distributions to stockholders; illiquidity of real estate assets and joint venture investments; increases in expenses which would negatively impact the amount of distributions pursuant to the Plan; unknown claims and liabilities which would negatively impact the amount of distributions pursuant to the Plan; the uncertainty as to the ultimate liability for option cancellations and its effect on reported net assets in liquidation as such amount is impacted by the decisions of the option holders and changes in the Company's market price for its common stock; the sale of undeveloped land, rather than the construction and sale, in the normal course of business, of single family homes or condominium units which would negatively impact the amount of distributions pursuant to the Plan; the inability to utilize any or all of the Company's Federal net operating loss carryforwards; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
One of the Company’s primary market risk exposures is to changes in interest rates. At September 30, 2006, the Company’s only exposure to interest rates was for variable rate based construction loans. Such exposure was minimized through the use of interest rate caps. The following table presents the effect of an increase in interest rates on construction loans at September 30, 2006:

(amounts in thousands)	Balance at September 30, 2006	Notional Amount at September 30, 2006	LIBOR Cap	LIBOR at September 30, 2006	Additional Interest Incurred
Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$11,875	$18,500	5.00%	5.32%	$--	(A)	(C)
East Lyme Construction Loan	11,019	$8,300	4.00%	5.32%	27	(A)	(C)

	22,894				27
Without interest rate cap:
Claverack Construction Loan	690			5.32%	7	(B)	(C)

	$23,584				$34

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at September 30, 2006 for the effect of a 1% increase in LIBOR.
(B)

The Claverack Construction Loan can be drawn upon up to $2,000. The effect of a 1% increase in LIBOR on this loan if the entire balance were outstanding would be $20 per annum. This table presents the effect of a 1% increase on the September 30, 2006 outstanding balance.

(C)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

Item 4.	Controls and Procedures.

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
Please refer to the risk factors as disclosed by the Company in response to Item 1A to Part I of the Form 10-K filed on March 16, 2006 and the registration statement as filed on Form S-8 filed on June 7, 2006. There has been no material change to the risk factors disclosed therein, other than those which are described below related to the Merger with Reis and the termination of the Plan. Such risks, factors and uncertainties include, but are not limited to, the ability to gain governmental approvals of the Merger on the proposed terms and schedule; the failure of the Company's stockholders to approve the issuance of the Company's common shares in connection with the Merger or the failure of Reis stockholders to approve the Merger; the risk that other conditions to the Merger are not being satisfied; the risk of successful integration of the two companies and the risk that cost savings, as well as other synergies from the Merger, may not be realized or may take longer to realize than expected; the risk that the combined companies may not perform as anticipated; the ability of the combined companies to retain customers and employees; and competition and its effects on revenue.

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
Dated: November 6, 2006

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
Date: November 6, 2006
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
Date: November 6, 2006
/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report of Wellsford Real Properties, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Jeffrey H. Lynford, Chief Executive Officer of the Company and Mark P. Cantaluppi, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 8, 2006
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.