Form 10-K
period 2006-12-31
WELLSFORD REAL PROPERTIES INC
filed 2007-03-29
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to_ _.

Commission File Number 001-12917
WELLSFORD REAL PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

535 Madison Avenue, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 838-3400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.02 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $ 45,800,000 based on the closing price on the American Stock Exchange for such shares on June 30, 2006.

The number of the Registrant’s shares of common stock outstanding was 6,646,738 as of March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2007 annual shareholders’ meeting are incorporated by reference into Part III.

i

Item		Page
No.		No.

FINANCIAL STATEMENTS
15(a)	Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006 and 2005	F-3
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005	F-4
	Consolidated Statements of Operations (going concern basis) for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004	F-5
	Consolidated Statements of Changes in Shareholders’ Equity (going concern basis) for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005 (liquidation basis), and for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004 (going concern basis)
F-7
	Notes to Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULES
	III. Real Estate and Accumulated Depreciation	S-1
All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.
EX-10.2: AMENDED AND RESTATED 1998 MANAGEMENT INCENTIVE PLAN
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF ERNST & YOUNG LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

ii

Item 1. Business.

Organization

Wellsford Real Properties, Inc., which we refer to as Wellsford, was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust, which we refer to as the Residential Property Trust. On May 30, 1997, the Residential Property Trust merged with Equity Residential, which we refer to as EQR. Immediately prior to that merger, the Residential Property Trust contributed certain of its assets to Wellsford and Wellsford assumed certain of its liabilities. Immediately after the contribution of assets to Wellsford and immediately prior to that merger, the Residential Property Trust distributed to its common stockholders all of its outstanding shares of Wellsford.

Business

Wellsford was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. Wellsford’s remaining primary operating activities are the development, construction and sale of three residential projects and its approximate 23% ownership interest in Reis, Inc., which we refer to as Reis. Reis is a provider of commercial real estate market information to investors, lenders and other professionals in the debt and equity capital markets. Previously, Wellsford’s activities had been categorized into three strategic business units, or SBUs, within which it executed its business plans: (1) Commercial Property Activities; (2) Debt and Equity Activities; and (3) Residential Activities.

Merger with Reis

On October 11, 2006, Wellsford announced that it entered into a definitive merger agreement with Reis and Reis Services, LLC, a wholly-owned subsidiary of Wellsford, which we refer to as Merger Sub and that the merger was approved by the independent members of Wellsford’s board of directors. At the effective time of the merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued Wellsford common stock, not including shares to be issued to Wellsford Capital, a wholly-owned subsidiary of Wellsford. The per share value of Wellsford common stock, for purposes of the merger, has been established at $8.16 per share, resulting in an implied equity value for Reis of approximately $90,000,000, including Wellsford’s 23% ownership interest in Reis.

Under the rules of the American Stock Exchange, or AMEX, a company listed on the AMEX is required to obtain stockholder approval before the issuance of common stock if the common stock issued in the merger exceeds 20% of the shares of common stock of the company outstanding immediately before the effectiveness of the merger. The merger is expected to be consummated in the second quarter of 2007, subject to the receipt of necessary regulatory approvals and the satisfaction or waiver of other closing conditions.

If the merger is consummated, Wellsford will terminate its previously adopted plan of liquidation, which we refer to as the Plan (which is described below), but will continue with its residential development and sales activities related to its real estate assets over a period of years.

The cash portion of the merger consideration is to be funded in part by a loan extended through the Bank of Montreal, as administrative agent, to Reis, which we refer to as the Bank Loan. The Bank Loan consists of $27,000,000, of which $25,000,000 may be used to pay the cash portion of the merger consideration and the payment of related merger costs and the remaining $2,000,000 may be utilized for Reis’s working capital needs. The remainder of the merger consideration and transaction costs will be funded with cash from Reis and Wellsford. On the consummation of the merger, Wellsford will have approximately 10,700,000 shares of common stock outstanding (excluding the shares held by Wellsford Capital, which will not be considered outstanding) and will change its corporate name to Reis, Inc. Following the consummation of the merger, current Reis stockholders will own approximately 38% of Wellsford.

Plan of Liquidation

On May 19, 2005, the Wellsford board of directors approved the Plan and on November 17, 2005, Wellsford’s stockholders ratified the Plan. The Plan contemplates the orderly sale of each of Wellsford’s remaining assets, which are either owned directly or through Wellsford’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted Wellsford’s board of directors to acquire more Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. If the merger is consummated and the Plan is terminated, it will be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized as a return of capital for Wellsford stockholders at that time to taxable dividend income. Wellsford estimates that $1.15 of the $14.00 per share cash distribution will be recharacterized as taxable dividend income.

Wellsford contemplated that approximately 36 months after the approval of the Plan, any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed. The creation and operation of a liquidating trust will only occur if the merger does not close and the Plan is not terminated.

For all periods preceding stockholder approval of the Plan on November 17, 2005, Wellsford’s financial statements are presented on the going concern basis of accounting. As required by Generally Accepted Accounting Principles, or GAAP, Wellsford adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

Wellsford’s net assets in liquidation at December 31, 2006 and 2005 were:

	December 31,
	2006	2005

Net assets in liquidation	$57,596,000	$56,569,000
Per share	$8.67	$8.74
Common stock outstanding at each respective date	6,646,738	6,471,179

The reported amounts for net assets in liquidation present development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by Wellsford if the merger is not consummated and if the Plan were to continue.

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds Wellsford will receive on the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions before a final liquidating distribution if the Plan were not terminated.

The termination of the Plan would result in the retention of Wellsford’s cash balances and subsequent cash flow from the sales of residential development assets for working capital and re-investment purposes after the consummation of the merger. Such cash would not be distributed to Wellsford’s stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

The following paragraphs summarize certain of the material actions and events which have occurred regarding the Plan and certain decisions of Wellsford’s board of directors.

In March 2004, Wellsford reported that its board of directors authorized and retained the financial advisory firm, Lazard Frères & Co. LLC, which we refer to as Lazard, to advise Wellsford on various strategic financial and business alternatives available to it to maximize stockholder value. The alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of Wellsford and other alternatives that would keep Wellsford independent.

In March 2005, the Wellsford board of directors authorized the marketing of the three residential rental phases of Palomino Park. In the second quarter of 2005, Wellsford engaged a broker to market these phases. In August 2005, Wellsford entered into an agreement to sell these phases for $176,000,000, subject to, among other things, stockholder approval of the Plan. The sale closed on November 22, 2005.

The following transactions, which are consistent with the intent of the Plan, occurred prior to the November 17, 2005 approval of the Plan by the Wellsford stockholders:

•	in September 2005, Wellsford’s interest in its commercial property joint venture, which we refer to as Wellsford/Whitehall, was redeemed for approximately $8,300,000;

•	by May 2005, Wellsford retired $12,680,000 of tax exempt bond financing;

•	in April 2005, Wellsford redeemed its outstanding $25,775,000 of debentures; and

•	in November 2004, Wellsford received $15,000,000 for its interest in a joint venture which purchased debt instruments, which venture we refer to as Second Holding.

Wellsford’s executive offices are located at 535 Madison Avenue, New York, New York, 10022; telephone, (212) 838-3400; web address, www.wellsford.com; e-mail, wrpny@wellsford.com. To access Wellsford’s other documents filed with the SEC, visit www.wellsford.com. Please note that information on Wellsford’s website is not part of this Form 10-K filing.

Wellsford had 12 employees as of December 31, 2006.

Commercial Property Activities

Wellsford’s primary commercial property activities and its sole activity in this SBU consisted of its interest in Wellsford/Whitehall, a joint venture by and among Wellsford, various entities affiliated with Whitehall and private real estate funds sponsored by The Goldman Sachs Group, Inc., which we refer to as Goldman Sachs. The managing member was an affiliate of Goldman Sachs and Whitehall.

Wellsford/Whitehall was originally organized as a private real estate operating company which leased and re-leased space, performed construction for tenant improvements, expanded buildings, re-developed properties and based on general and local economic conditions and specific conditions in the real estate industry, sold properties for an appropriate price.

In September 2005, Wellsford ceased its Commercial Property Activities when its 35.21% equity interest in Wellsford/Whitehall was redeemed for approximately $8,300,000 plus certain modest contingent payments to be received in the future. Approximately $141,000 was received in December 2005 related to the contingent payments. Wellsford realized an aggregate gain on the redemption of its interest of $5,986,000 during the year ended December 31, 2005. Wellsford will not receive any additional payments from its investment in Wellsford/Whitehall. At the time of the redemption of Wellsford’s interest in September 2005, Wellsford/Whitehall owned one office building and a parcel of land, both located in New Jersey.

Wellsford’s investment in Wellsford/Whitehall was accounted for on the equity method.

Since the beginning of 2001, Wellsford/Whitehall completed 46 property sales or transfers, including 15 in 2005 and eight in 2004.

In May 2005, Wellsford/Whitehall completed the sale of a building in Ridgefield Park, New Jersey, for $31,400,000. Approximately $10,500,000 of the net proceeds and $8,000,000 of restricted cash were used to retire all outstanding mortgage indebtedness, leaving Wellsford/Whitehall without any mortgage debt. Wellsford/Whitehall reported a gain of approximately $10,100,000 on this transaction, of which Wellsford’s share was approximately $3,500,000.

In April 2005, Wellsford/Whitehall completed the sale of a building in Needham, Massachusetts, for $37,500,000. Approximately $18,400,000 of the net proceeds were used to pay existing debt. Wellsford/Whitehall reported a gain of approximately $7,000,000 on this transaction, of which Wellsford’s share was approximately $2,500,000.

In January 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000 were used to retire existing debt. Additionally, in January 2005, Wellsford/Whitehall completed the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs. The net proceeds from the sale of the retail stores of approximately $1,300,000, after payment of related debt, were available to be used by Wellsford/Whitehall for working capital purposes. During the fourth quarter of 2004, Wellsford/Whitehall recorded an impairment loss provision of approximately $21,069,000 relating to the January 2005 sales (of which Wellsford’s share was approximately $7,419,000).

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties, which were subject to mortgage debt of approximately $64,200,000, along with a land parcel, related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family, or the Family, that, at that time, owned an aggregate 7.45% equity interest in Wellsford/Whitehall, or the Family Partnership, in redemption of the Family’s equity interests in Wellsford/Whitehall, which we refer to as the Redemption Transaction. As a result of this transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the third quarter of 2004, of which Wellsford’s share was approximately $1,403,000. At the time of the Redemption Transaction, there was an elimination of an existing tax indemnity which Wellsford/Whitehall had to the Family’s members. The economic effect of this tax indemnity restricted most future asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall’s balance sheet. As these restrictions no longer remained, Wellsford/Whitehall was allowed to proceed with its sales program as described above.

WP Commercial provided management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP Commercial received an administrative management fee of 93 basis points on a predetermined value for each asset in the Wellsford/Whitehall portfolio. As Wellsford/Whitehall sold assets, the basis used to determine the fee was reduced by the respective asset’s predetermined value six months after the completion of such sales. During the years ended December 31, 2005 and 2004, Wellsford/Whitehall paid the following fees to WP Commercial or one of its affiliates, including amounts reflected in discontinued operations of Wellsford/Whitehall:

	For the Years Ended December 31,
	2005	2004

Administrative management	$1,834,000	$3,715,000

Construction, construction management, development and leasing	$75,000	$784,000

Financing fee	$750,000	$—

Whitehall paid Wellsford fees with respect to assets disposed of by Wellsford/Whitehall and for certain acquisitions of real estate made by certain other affiliates of Whitehall. These fees aggregated $518,000, and $46,000 for the years ended December 31, 2005 and 2004, respectively.

Debt and Equity Activities

Wellsford, through the Debt and Equity Activities SBU, primarily made debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At December 31, 2006 and 2005, Wellsford, on the liquidation basis of accounting, had the following investments in the Debt and Equity Activities SBU:

•	approximately $423,000 and $453,000 at December 31, 2006 and 2005, respectively, in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining two unsold residential units;

•	approximately $20,000,000 in Reis; and

•	approximately $291,000 and $666,000, at December 31, 2006 and 2005, respectively, in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Debt Investments

The following table presents information regarding Wellsford’s debt investments. At December 31, 2006 and 2005, Wellsford had no debt investments outstanding.

					Interest Revenue
		Annual	Stated		For the Years Ended December 31,
	Collateral	Interest Rate	Maturity Date	Prepayment Date	2005	2004

Guggenheim Loan	(A)	8.25%	December 2005	September 2005	$58,000	$173,000

(A)	The loan represented the balance of proceeds from a sale during 2000 of a 4.2% interest in The Liberty Hampshire Company, L.L.C., which we refer to as “Liberty Hampshire”. The loan was secured by partnership interests in Guggenheim.

Equity Investments

Second Holding

Second Holding was a special purpose finance company organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. The other asset-backed securities that Second Holding purchased may have been secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It was Second Holding’s intent to hold all securities to maturity. Many of the securities owned by Second Holding were obtained through private placements.

Wellsford’s initial net contribution to Second Holding was approximately $24,600,000 to obtain an approximate 51.09% non-controlling interest in Second Holding, with Liberty Hampshire owning 10% and an affiliate of a significant stockholder of Wellsford, the Hunt Trust, together with other Hunt Trust related entities, owning the remaining approximate 39% interest.

During the latter part of 2000, an additional partner was admitted to the venture who committed to provide credit enhancement. The parent company of this partner announced during 2003 that its subsidiary (the partner of Second Holding) would no longer write new credit enhancement business, however, it would continue to support its existing book of credit enhancement business. This partner was entitled to 35% of net income as defined by agreement, while the other partners, including Wellsford, shared in the remaining 65%. Wellsford’s allocation of income was approximately 51.09% of the remaining 65%.

During the second quarter of 2004, the partner providing the credit enhancement requested that the management of Second Holding not purchase any further long-term investments and Second Holding accordingly suspended such acquisitions. During the third quarter of 2004, the partners evaluated alternatives available to Second Holding in addition to holding existing assets through their respective maturities and then retiring the related debt. As a consequence of not purchasing additional assets, operating income, fees earned and cash flows received by Wellsford from such fees declined during 2004.

In November 2004, Wellsford completed the sale of its interest in Second Holding for $15,000,000 in cash. Since Wellsford was willing to entertain and execute an agreement at this price, and based upon the evaluation of other alternatives, Wellsford determined it was appropriate, under the accounting literature for equity method investees, to record a $9,000,000 impairment charge to the carrying amount of its investment in Second Holding during the third quarter of 2004.

Wellsford accounted for its investment in Second Holding on the equity method of accounting as its interests were represented by two of eight board seats with one-quarter of the vote on any major business decisions. Wellsford’s investment was approximately $29,167,000 at December 31, 2003. Wellsford’s share of (loss) from Second Holding’s operations was approximately $(4,790,000) for the eleven months ended November 30, 2004 (which was the date of sale). The loss in the year ended December 31, 2004 is the result of a $12,930,000 net impairment charge taken by Second Holding, of which Wellsford’s share was $6,606,000, related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004. The net fees earned by Wellsford, which were based on total assets of Second Holding, amounted to approximately $751,000 for the year ended December 31, 2004.

Clairborne Fordham

In October 2000, Wellsford and Prudential Real Estate Investors, which we refer to as PREI, an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which Wellsford has a 10% interest. Wellsford’s investment in Clairborne Fordham, which is accounted for on the equity method, was approximately $423,000 and $453,000 at December 31, 2006 and 2005, respectively, on a liquidation basis.

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine construction financing, which we refer to as the Mezzanine Loan, for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago’s near northside, which we refer to as the Fordham Tower. The Mezzanine Loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and Wellsford and was secured by a lien on the equity interests of the owner of Fordham Tower. Wellsford could have earned fees from PREI’s additional interest based on certain levels of returns on the project, however, additional interest was not accrued by Wellsford or Clairborne Fordham through the maturity of the Mezzanine Loan, nor did Wellsford accrue any fees.

The Mezzanine Loan was not repaid at maturity and as of October 2003, an amended loan agreement was executed. The amended terms provided for extending the maturity to December 31, 2004, the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due to Clairborne Fordham at September 30, 2003 of approximately $19,240,000. Instead of interest after September 30, 2003, Clairborne Fordham was to participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The amended loan agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off an existing construction loan and any unpaid construction costs. Also, the amended loan agreement provided for an initial principal payment and all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Payments of $5,125,000 and $7,823,000 were made to Clairborne Fordham during the fourth quarter of 2003 and for the period January 1, 2004 to September 15, 2004, respectively, of which Wellsford’s share was $510,000 and $782,000, respectively.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which at that time included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or Wellsford as a result of the transfer. During the period September 15, 2004 to December 31, 2004, Clairborne Fordham sold the retail space and three residential units and realized approximately $8,677,000 of net proceeds before the $2,000,000 payment to the former owner. Clairborne Fordham distributed approximately $5,655,000 to the venture members including approximately $566,000 to Wellsford during the period September 15, 2004 to December 31, 2004. Undistributed proceeds were retained by Clairborne Fordham for working capital purposes. During the year ended December 31, 2005, Clairborne Fordham sold the parking garage and 13 residential units for aggregate net proceeds of approximately $26,812,000, of which approximately $2,645,000 was distributed to Wellsford during 2005. No distributions were received by Wellsford during 2006. Clairborne Fordham intends to continue the orderly sale of the remaining two residential units in 2007. One of these two remaining units closed on March 19, 2007 for aggregate net proceeds of approximately $897,000, of which approximately $160,000 was distributed to Wellsford.

The following table details Wellsford’s share of income from Clairborne Fordham:

	For the Period	For the Year
	January 1 to	Ended
	November 17,	December 31,
	2005	2004

Additional interest income pursuant to the October 2003 amended loan agreement	$—	$314,000
Net income from sales of components and operations subsequent to the September 15, 2004 transaction	702,000	198,000

	$702,000	$512,000

Other Investments

Reis

Reis is a leading provider of commercial real estate market information to investors, lenders and other professionals in the debt and equity capital markets. Reis’s proprietary database has been developed over the past 25 years and contains detailed historical and current information on over 250,000 properties in over 1,800 neighborhoods and 81 metropolitan markets in the U.S. This database contains information on approximately 20 billion square feet of space, consisting primarily of 7.9 million apartment units, 5.4 billion square feet of office space, and 4.2 billion square feet of retail space and information on select industrial properties throughout the U.S.

Founded in 1980, Reis provides web-based information products and related analytical tools using this database. Reis products support a variety of strategic business activities, including loan origination, due diligence, asset management, appraisals and dispositions by sale or securitization. Reis’s flagship product, Reis Subscriber Edition, or Reis SE, incorporates hundreds of building level data points including occupancy rates, rents, rent discounts, rent allowances, lease terms and operating expenses. Since launching the flagship product in February 2001, Reis has approximately 14,800 users at 600 subscribing organizations. Reis’s customers download more than 35,000 reports each month for use in deal books, presentations and research reports and include investment banks, insurance companies, lenders and real estate investment trusts, or REITs.

Reis employs a large group of real estate market researchers. Researchers survey properties on an ongoing basis, and also track property sales and new construction activities in each of the covered markets. Information is subject to rigorous validation and quality assurance procedures. Reis economists synthesize this data into quarterly advisory reports, and develop forecasts at the neighborhood and city level which are available to subscribers. Reis data is cited frequently in The Wall Street Journal and real estate industry publications.

Wellsford currently has a preferred equity investment in Reis through Wellsford Capital. At December 31, 2006 and 2005, the carrying amount of Wellsford’s aggregate investment in Reis was $20,000,000 on a liquidation basis, as described below. Wellsford’s investment represents approximately 23% of Reis’s equity on an as converted to common stock basis at December 31, 2006 and 2005. Such investment, which had previously been accounted for on the historical cost basis, amounted to approximately $6,790,000 at

December 31, 2004, of which approximately $2,231,000 was held by Wellsford Capital and approximately $4,559,000 represented Wellsford’s share held through Reis Capital Holdings, LLC, which we refer to as Reis Capital, an entity in which Wellsford Capital held an approximate 51% ownership interest. Such interests were distributed to Wellsford in October 2006. Prior to the approval of the Plan, the cost basis method was used to account for Reis as Wellsford’s ownership interest is shares in non-voting Reis preferred stock and Wellsford’s interests are represented by one member of Reis’s seven member board of directors. The adjustment to report Reis at estimated net realizable value upon the adoption of the liquidation basis of accounting is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation at November 17, 2005.

The President and primary common stockholder of Reis is Lloyd Lynford, the brother of Jeffrey Lynford, the Chairman, President and Chief Executive Officer of Wellsford. Edward Lowenthal, Wellsford’s former President and Chief Executive Officer, who currently serves on Wellsford’s board of directors, was selected by Wellsford to also serve as Wellsford’s representative on the board of directors of Reis. He has served on the Reis board of directors since the third quarter of 2000. Jeffrey Lynford and Mr. Lowenthal have and will continue to recuse themselves from any investment decisions made by Wellsford pertaining to Reis, including the authorization by Wellsford’s board of directors to approve the merger.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of Reis’s capital stock. Based on these offers, in estimating the net proceeds in valuing Reis, if Reis were to be sold at that amount, Wellsford would have received approximately $20,000,000 of proceeds, subject to escrow holdbacks. These potential sale proceeds are reflected in Wellsford’s net realizable value presentation at December 31, 2005. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and was negotiating a contract with that potential purchaser. During the second quarter of 2006, negotiations with that potential purchaser were terminated. However, prior to such termination, Reis commenced discussions with another interested party from whom Reis also received an offer which it was evaluating at that time. The economic terms of the latter offer were within the range listed above and supported Wellsford’s $20,000,000 valuation of its interest in Reis at June 30, 2006.

During May 2006, Wellsford’s board of directors established a committee composed of the independent members to evaluate a possible transaction with Reis. In June 2006, Lazard and the law firm of King & Spalding LLP, Wellsford’s legal advisor, were retained to advise with respect to a possible transaction with Reis.

On October 11, 2006, Wellsford announced that it entered into a definitive merger agreement with Reis and Merger Sub and that the merger was approved by the independent members of Wellsford’s board of directors. At the effective time of the merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued Wellsford common stock, not including shares to be issued to Wellsford Capital. The per share value of Wellsford common stock, for purposes of the merger, has been established at $8.16 per share in the merger agreement, resulting in an implied equity value for Reis of approximately $90,000,000, including Wellsford’s 23% ownership interest in Reis. It is expected that this transaction will be tax-free to Reis stockholders except with respect to the cash portion of the consideration received. The cash portion of the merger consideration is to be funded in part by the Bank Loan, which consists of $27,000,000 (of which $25,000,000 may be used to pay the cash portion of the merger consideration and the payment of related merger costs and the remaining $2,000,000 may be utilized for Reis’s working capital needs). The remainder of the merger consideration and transaction costs will be funded with cash from Reis and Wellsford.

On October 11, 2006, Wellsford received a fairness opinion from Lazard stating that, subject to the qualifications and limitations set forth therein, as of that date, the aggregate consideration to be paid by Wellsford in connection with the merger was fair to Wellsford from a financial point of view. Stockholders are urged to read the entire opinion which is included in the joint proxy statement/prospectus filed with the SEC on Form S-4 on December 28, 2006 and as amended on March 9, 2007.

After considering a range of values, including the current market price for Wellsford’s stock on the stock portion of the consideration and the per share price as established for the merger agreement, Wellsford determined that it is appropriate to continue to value its investment in Reis at $20,000,000 at December 31, 2006.

Value Property Trust

During April 2004, Wellsford sold the Philadelphia, Pennsylvania property, the last remaining property acquired as part of the February 1998 merger with Value Property Trust, which we refer to as VLP, for net proceeds of approximately $2,700,000. As a result of the sale, Wellsford reversed approximately $625,000 of the remaining balance of impairment reserves recorded in 2000. During June 2004, Wellsford recognized approximately $184,000 of proceeds which had been placed in escrow from the 2003 sale of the Salem, New Hampshire property, as a result of the expiration of a contingency period. The contingent proceeds and the reversal of the impairment reserve were reflected in income from discontinued operations during the second quarter of 2004 and the year ended December 31, 2004.

Wellsford Mantua

During November 2003, Wellsford made an initial $330,000 investment in the form of a loan in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey, which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. Wellsford consolidated Wellsford Mantua at December 31, 2006 and 2005. Wellsford’s investment in Wellsford Mantua was approximately $291,000 and $666,000 on a liquidation basis at December 31, 2006 and 2005, respectively. Wellsford received a cash distribution of $375,000 related to this investment during the year ended December 31, 2006.

Residential Activities

Palomino Park

Wellsford has been the developer and managing owner of a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado, which we refer to as Palomino Park. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units were operated as rental property until they were sold in November 2005, as described below. The 264 unit Silver Mesa phase was converted into condominiums (sales commenced in February 2001 and by August 2005 Wellsford had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project. At December 31, 2006 and 2005, Wellsford had a 92.925% interest in the final phase of Palomino Park and a subsidiary of EQR owned the remaining 7.075% interest. At December 31, 2004, Wellsford’s interest was 85.85% and EQR’s interest was 14.15%.

With respect to EQR’s 14.15% interest at December 31, 2004 in the corporation that owns Palomino Park, there existed a put/call option between Wellsford and EQR related to one-half of such interest (7.075%). In February 2005, Wellsford informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed in October 2005. Aggregate distributions from the subsidiary corporation’s available cash and sales proceeds of approximately $4,080,000 were made to EQR during 2005.

In November 2005, Wellsford sold the Blue Ridge, Red Canyon and Green River rental phases for $176,000,000 to a national financial services organization and realized a gain of approximately $57,202,000 after EQR’s interest, specific bonuses paid to executives of Wellsford related to the sale and estimated state and Federal taxes. This amount is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation at November 17, 2005. Wellsford repaid an aggregate of approximately $94,035,000 of mortgage debt and paid approximately $4,600,000 of debt prepayment costs from the sale proceeds, among other selling costs.

In December 1995, the Residential Property Trust marketed and sold $14,755,000 of tax-exempt bonds, which we refer to as the Palomino Park Bonds, to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. A five-year letter of credit from Commerzbank AG had secured the Palomino Park Bonds and a subsidiary of EQR had guaranteed Commerzbank AG’s letter of credit. Wellsford retired the $10,405,000 balance of this obligation prior to the expirations of the letter of credit and EQR’s guarantee in May 2005.

In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,600,000. At that time, Wellsford obtained a $34,500,000 permanent loan secured by a first mortgage on Blue Ridge, which we refer to as the Blue Ridge Mortgage. The Blue Ridge Mortgage had a maturity date in December 2007 and bore interest at a fixed rate of 6.92% per annum. Principal payments were based on a 30-year amortization schedule.

In November 1998, Phase II, the 304 unit phase known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, Wellsford obtained a $27,000,000 permanent loan secured by a first mortgage on Red Canyon, which we refer to as the Red Canyon Mortgage. The Red Canyon Mortgage had a maturity date in December 2008 and bore interest at a fixed rate of 6.68% per annum. Principal payments were based on a 30-year amortization schedule.

In October 2000, Phase III, the 264 unit phase known as Silver Mesa, was completed at a cost of approximately $44,200,000. Wellsford made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, Wellsford prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sell out period until the inventory available for sale had been significantly reduced and additional units were required to be prepared for sale. Wellsford made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral and obtained a $32,000,000 loan, which we refer to as the Silver Mesa Conversion Loan, which was collateralized by the unsold Silver Mesa units and matured in December 2003. During May 2003, Wellsford repaid the remaining unpaid principal balance of the Silver Mesa Conversion Loan with proceeds from Silver Mesa unit sales and available cash.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and by August 2005 all of the 264 units were sold. The following table provides information regarding sales of Silver Mesa units:

	For the Years Ended
	December 31,
	2005	2004

Number of units sold	2	53
Gross proceeds	$488,000	$12,288,000
Principal paydown on Silver Mesa Conversion Loan	$—	$—

	For the Years Ended
	December 31,			Project
	2003	2002	2001	Totals

Number of units sold	56	48	105	264
Gross proceeds	$12,535,000	$10,635,000	$21,932,000	$57,878,000
Principal paydown on Silver Mesa Conversion Loan	$4,318,000	$9,034,000	$18,648,000	$32,000,000

As Wellsford sold Silver Mesa units, rental revenue, the corresponding operating expenses and cash flow from the units being rented diminished. Rental revenue from the Silver Mesa phase was approximately $51,000 for the year ended December 31, 2004.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. In February 2003, Wellsford obtained a $40,000,000 permanent loan secured by a first mortgage on Green River, which we refer to as the Green River Mortgage. The Green River Mortgage had a maturity date in March 2013 and bore interest at a fixed rate of 5.45% per annum. Principal payments were based on a 30 year amortization schedule.

In 2004, Wellsford commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

In April 2005, Wellsford obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum which we refer to as the Gold Peak Construction Loan. The Gold Peak Construction Loan matures in November 2009 and has an additional extension option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $9,550,000 and $11,575,000 at December 31, 2006 and 2005, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and terminated in February 2007. Wellsford has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

Gold Peak unit sales commenced in January 2006. At December 31, 2006, there were 31 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

For the Year Ended
December 31, 2006

Number of units sold	108
Gross sales proceeds	$31,742,000
Principal paydown on Gold Peak Construction Loan	$24,528,000

In September 2006, Wellsford sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. The buyer has held back approximately $396,000 which will be released in two installments in September 2007 and 2008. Wellsford believes that this amount will be collected and has recorded such amount at full value in the statement of net assets at December 31, 2006. Wellsford had reflected a value of $900,000 related to the telecommunication assets and services at December 31, 2005.

Other Developments

East Lyme

Wellsford has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. Wellsford purchased the land for $6,200,000 in June 2004.

After purchasing the land, Wellsford executed an agreement with a homebuilder, or the Homebuilder, who will construct and sell the homes for this project and is a 5% partner in the project along with receiving other consideration.

Wellsford obtained construction financing for East Lyme in the aggregate amount of $21,177,000, which we refer to as the East Lyme Construction Loan, to be drawn upon as costs are expended. The East Lyme Construction Loan bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at Wellsford’s option upon satisfaction of certain conditions being met by the borrower. Currently, Wellsford does not expect to meet the minimum home sales requirement condition and, accordingly, the terms of an extension will have to be negotiated with the lender. The balance of the East Lyme Construction Loan was approximately $10,579,000 and $7,226,000 at December 31, 2006 and 2005, respectively. Wellsford has a 4% LIBOR cap expiring in July 2007 for the East Lyme Construction Loan.

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At December 31, 2006, three East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

For the Year Ended
December 31, 2006

Number of homes sold	5
Gross sales proceeds	$3,590,000
Principal paydown on East Lyme Construction Loan	$3,246,000

Wellsford executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the net realizable value of the property at December 31, 2006 and 2005. The current plans are to obtain separate financing for the East Lyme Land, complete the necessary infrastructure and integrate the East Lyme Land into the overall development plan for East Lyme.

Claverack

Wellsford has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. Wellsford acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family home lots.

Claverack is capitalized with $3,000,000 of capital, Wellsford’s share of which was contributed in cash and the 25% partner’s contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and matures in February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by Wellsford.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000, which we refer to as the Claverack Construction Loan, which was used to retire the existing mortgage and was drawn upon as needed to construct a custom design model home. The Claverack Construction Loan bore interest at LIBOR + 2.20% per annum and matured in December 2006 with a six-month extension at Wellsford’s option upon satisfaction of certain conditions being met by the borrower. Such option was exercised and approximately $1,310,000 could be drawn on the Claverack Construction Loan through June 2007. The balance of the Claverack Construction Loan was approximately $449,000 at December 31, 2005.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which Wellsford’s share was approximately $526,000.

Effective April 2006, Wellsford executed a letter agreement with its venture partner to enable Wellsford to make advances instead of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. Wellsford advanced approximately $728,000 through December 31, 2006; such amount remained outstanding at that date.

During July 2006, the initial home was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the outstanding balance of the Claverack Construction Loan of approximately $690,000 was repaid to the bank. At December 31, 2006, there were no additional houses under construction on either parcel. In February 2007, Claverack sold one lot to the venture partner leaving four lots of the original seven lots available for sale on the 65 acre parcel. The current intent is to sell the remaining lots in this section. In January 2007, Claverack obtained conditional subdivision to 48 lots for The

Stewardship. Wellsford’s current intent for The Stewardship is to complete the required infrastructure for this section, construct two model homes and sell lots and homes to individual buyers. Financing for certain costs is expected to be obtained during 2007.

Beekman

In February 2005, Wellsford acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. Wellsford also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units, collectively referred to as Beekman. Wellsford’s $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, Wellsford’s board of directors authorized the sale of the Beekman interests to Jeffrey Lynford and Edward Lowenthal, or a company in which they have ownership interests, at the greater of Wellsford’s aggregate costs or the appraised values. In January 2006, a company which was owned by Jeffrey Lynford, Mr. Lowenthal, the principal of Wellsford’s joint venture partner in the East Lyme project, and others acquired the Beekman project at Wellsford’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets.

Additional Segment Financial Information

See Footnote 11 of Wellsford’s consolidated financial statements for additional information regarding Wellsford’s segments.

Cautionary Statement Regarding Forward-Looking Statements

Wellsford makes forward-looking statements in this annual report on Form 10-K. These forward-looking statements relate to Wellsford’s outlook or expectations for earnings, revenues, expenses, asset quality, net assets in liquidation, or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Wellsford’s business operations or performance. Specifically, forward-looking statements may include:

•	statements relating to the benefits of the merger with Reis;

•	statements relating to future business prospects, revenue, income and cash flows of Wellsford individually;

•	statements relating to revenues of the resulting company after the merger with Reis; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These statements reflect Wellsford’s management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, Wellsford’s management has made assumptions regarding, among other things, the determination of estimated net realizable value for its assets and the determination of estimated settlement amounts for its liabilities and general economic conditions.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause Wellsford’s actual results to differ include:

•	expected benefits from the merger with Reis may not be fully realized or at all;

•	revenues following the merger with Reis may be lower than expected;

•	the possibility of litigation arising as a result of terminating the Plan;

•	adverse changes in the real estate industry and the markets in which the post-merger company will operate;

•	the inability to retain and increase the number of customers of the post-merger company;

•	competition;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the data of the post-merger company;

•	legal and regulatory issues;

•	changes in accounting policies or practices; and

•	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K and those listed under “Risk Factors” in Wellsford’s registration statement on Form S-4, which was initially filed with the SEC on December 28, 2006 and, as amended, on March 9, 2007.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, Wellsford undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 1A.	Risk Factors.

The following is a discussion of the risk factors that Wellsford believes are material to Wellsford at this time. These risks and uncertainties are not the only ones facing Wellsford and there may be additional matters that Wellsford is unaware of or that Wellsford currently considers immaterial. All of these could adversely affect Wellsford’s business, results of operations, financial condition and cash flows. Furthermore, if the proposed merger is consummated, Wellsford will terminate the Plan and, although Wellsford will continue with its residential development and sales activities related to its real estate assets over a period of years, Reis’s business will be the primary business activity of the post-merger company. As a result, the risks described below under “— Risk Factors Relating to Reis” and “— Risk Factors Relating to the Merger” are the most significant risks to the post-merger company if the merger is consummated.

Risk Factors Relating to Wellsford

Wellsford is subject to the risks that affect real estate investors and developers generally.

The value of Wellsford’s real estate assets are subject to certain risks applicable to Wellsford’s assets and inherent in the real estate industry which, if they materialize, could have a material adverse effect on Wellsford’s business, results of operations and financial condition and include:

•	downturns in the national, regional and local economies where Wellsford’s properties are located;

•	macroeconomic as well as specific regional and local market conditions;

•	competition from other for-sale housing developments;

•	local real estate market conditions, such as oversupply of, or reduction in demand for, residential homes and condominium units;

•	increased operating and construction costs, including insurance premiums, utilities, building materials, labor and real estate taxes;

•	increases in interest rates; and

•	cost of complying with environmental, zoning, and other laws.

Wellsford is subject to risks associated with construction and development.

Wellsford currently intends to continue to develop residential projects at Gold Peak, East Lyme and Claverack through the subdivision, construction, and sale of condominium units, single family homes or lots. Alternatively, or in combination, Wellsford may sell the East Lyme project to another developer and sell its joint venture interest in Claverack to its partner in that venture, thus foregoing potential development profits associated with these properties. Wellsford’s development and construction activities give rise to additional risks, which, if they materialize, could have a material adverse effect on its business, results of operations and financial condition and include:

•	the possibility that Wellsford may discontinue development opportunities after expending significant resources to determine feasibility, to perform infrastructure construction, or to build, in certain instances;

•	the possibility that Wellsford may not obtain an increased number of building lots for the Claverack project, which would affect the number of single family homes Wellsford can build and sell;

•	the possibility that Wellsford may not obtain construction financing on reasonable terms and conditions, or be able to refinance or extend existing financing on similar terms;

•	the possibility that development, construction, and the sale of Wellsford projects, may not be completed on schedule resulting in increased debt service expense, construction costs and general and administrative expenses;

•	the inability to obtain, or costly delays in obtaining, zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could delay or prevent commencement of development activities or delay completion of such activities;

•	the fact that properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold;

•	increases in the cost of construction materials; and

•	the inability to obtain proceeds from borrowings on terms financially advantageous to Wellsford or to raise alternate equity capital.

Wellsford’s development and construction activities expose it to risks associated with the sale of residential units.

Risks associated with the sale of residential properties which, if they materialize, could have a material adverse effect on Wellsford’s business, results of operations and financial condition and include:

•	lack of demand by prospective buyers;

•	inability to find qualified buyers;

•	inability of buyers to obtain satisfactory financing;

•	the inability to close on sales of properties under contract; and

•	dissatisfaction by purchasers with the homes purchased from Wellsford, which may result in remediation costs or warranty expenses.

•	dissatisfaction by homeowners associations with the construction of condominiums, homes and amenities by Wellsford in a condominium and subdivision development which may result in remediation costs or warranty expenses.

Wellsford could change its intent with regard to the development and sale of its residential development projects.

Wellsford currently intends to continue to develop residential projects at Gold Peak, East Lyme and Claverack through the subdivision, construction, and sale of condominium units, single family homes or lots. However, if a determination were made by Wellsford’s board of directors to accelerate the sale of certain or all of these projects in a bulk disposition, as a result of a prolonged period of negative market factors related to construction and development or the inability to sell residential units (as described immediately above), there could be a material adverse effect on Wellsford’s results of operations, financial condition and cash flows. Accelerated bulk dispositions are not indicative of Wellsford’s current intent with respect to these assets and are not reflected in the set of assumptions that Wellsford’s senior management used in its determination of net assets in liquidation during the period November 18, 2005 through December 31, 2005 and the year ended December 31, 2006.

Wellsford may not be able to generate sufficient cash flow to meet its debt service obligations.

Wellsford’s ability to make scheduled payments of principal or interest on its indebtedness will depend on its future performance, which, to a certain extent, is subject to general economic conditions, financial, competitive, legislative, regulatory, political, business, and other factors. Wellsford believes that cash generated by its business will be sufficient to enable Wellsford to make its debt payments as they become due. However, if Wellsford’s business does not generate sufficient cash flow, or future borrowings are not available in an amount sufficient to enable Wellsford to service its indebtedness or to fund its other liquidity needs, Wellsford may not be able to fulfill its debt service obligations.

Some of Wellsford’s development projects have incurred, and may incur, debt, in which case a third party lender would be entitled to cash flow generated by such investments until that debt is repaid.

As a result of its borrowings, Wellsford would be subject to certain risks normally associated with debt financing which, if they materialize, could have a material adverse effect on Wellsford’s business, results of operations and financial condition, including the risk that cash flow from sales of homes, condominium units or lots will be insufficient to meet required payments of principal and interest, the risk that existing debt will not be able to be refinanced, the risk that the terms of such refinancings will not be as favorable to Wellsford. In addition, Wellsford may not be able to obtain modifications to extend the terms of existing financing and/or increase borrowing capacity on existing construction loans. Such borrowings will increase the risk of loss on an investment which utilizes borrowings. If Wellsford defaults on secured indebtedness, the lender may foreclose and Wellsford could lose its entire investment in the security for such loan.

The restrictive covenants associated with Wellsford’s outstanding indebtedness under construction and development loans may limit Wellsford’s ability to operate its business.

Wellsford’s debt obligations require Wellsford to comply with a number of financial and other covenants on an ongoing basis. Some of those obligations may restrict Wellsford’s ability to incur additional debt and engage in certain transactions and make certain types of investments and take other actions. In other cases, failure to comply with covenants may limit Wellsford’s ability to borrow funds or cause a default under one or more of its then existing loans, possibly requiring Wellsford to either prepay a portion of the outstanding principal or provide additional cash collateral.

Increases in interest rates could materially increase Wellsford’s interest expense or could reduce Wellsford’s revenues.

As of December 31, 2006, Wellsford had approximately $20,129,000 of variable rate debt outstanding. Wellsford may incur additional variable rate indebtedness in the future. Accordingly, if interest rates increase, so will Wellsford’s interest costs, which may have a material adverse effect on its business, results of operations, cash flows and financial condition. Wellsford has limited its exposure to existing variable rate debt by purchasing interest rate caps. The expiration dates of these interest rate caps occur before the estimated completion dates of construction. Based on the December 31, 2006 debt balances and the notional amount of the interest rate caps, a 1% increase in the base interest rates of Wellsford’s variable rate debt would result in approximately $32,000 of additional interest being incurred on an annualized basis. The effect of a 1% increase in the base interest rates of Wellsford’s variable rate debt, without considering the interest rate caps, would result in approximately $201,000 of additional interest being incurred on an annualized basis. Generally, in both instances, any increase in interest incurred would primarily result in additional interest being capitalized into the basis of the respective development project.

Increases in interest rates could reduce Wellsford’s revenue and result in lost sales or sales of lower priced condominiums and homes as it becomes more expensive for buyers to obtain financing.

Neither Wellsford’s organizational documents nor those of the entities in which it invested contain any limitation on the amount of debt that may be incurred. Accordingly, Wellsford and such entities could incur significant amounts of debt, resulting in increases in debt service payments which could increase the risk of default on indebtedness.

The market for construction and development of real estate is highly competitive.

Developers and builders compete for, among other things, desirable properties, financing, raw materials, and skilled labor. Wellsford competes with large homebuilding companies, some of which have greater financial, marketing, and sales resources than Wellsford does, and with smaller local builders. The consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing, and sales resources than Wellsford does and thus are able to compete more effectively against Wellsford. In addition, there may be new entrants in the markets in which Wellsford currently conducts business.

Property ownership through partnerships and joint ventures generally limits Wellsford’s control of those investments and entails other risks.

Wellsford has co-invested with third parties through partnerships, joint ventures or other entities including ventures where decisions require shared approval with third parties. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks that would not be present were a third party not involved, including: the possibility that Wellsford’s partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions; that such partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with Wellsford’s business interests or goals; that such partners or co-venturers may be in a position to take action contrary to Wellsford’s instructions, requests, policies or objectives; that Wellsford cannot agree with its partners on the sale of properties; and that Wellsford will not be able to exercise sole decision-making authority. In addition, Wellsford may in certain circumstances be liable for the actions of third-party partners or co-venturers.

Increased insurance costs and reduced insurance coverage may affect Wellsford’s results of operations and increase its potential exposure to liability.

Partially as a result of the September 11 terrorist attacks, the cost of insurance has risen, deductibles and retentions have increased, and the availability of insurance has diminished. Significant increases in Wellsford’s cost of insurance coverage or significant limitations on coverage could have a material adverse effect on Wellsford’s business, financial condition, and results of operations from such increased costs or from liability for significant uninsurable or underinsured claims.

In addition, there are some risks of loss for which Wellsford may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes, and other geologic events may not be insurable, and other losses, such as those arising from terrorism, wars, or acts of God may not be economically insurable. A material uninsured loss could adversely affect Wellsford’s business, results of operations and financial condition and Wellsford may nevertheless remain obligated for any mortgage debt or other financial obligations related to that property or asset.

Wellsford is subject to environmental laws and regulations, and Wellsford’s properties may have environmental or other contamination.

Wellsford is subject to various Federal, state, and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as Wellsford’s ability to sell the property or individual condominium units or apartments, or to borrow funds using that property as collateral. Costs associated with the foregoing could be substantial and in extreme cases could exceed the value of the contaminated property. Environmental claims are generally not covered by Wellsford’s insurance programs.

The particular environmental laws that apply to any given homebuilding site vary according to the site’s location, its environmental condition, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause Wellsford to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect Wellsford’s results of operations. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. The one environmental condition of which Wellsford is aware relates to a portion of the East Lyme project. This land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the net realizable value of the property at December 31, 2006 and December 31, 2005.

Wellsford’s properties are subject to various Federal, state and local regulatory requirements, such as state and local fire and life safety requirements and the Americans with Disabilities Act.

If Wellsford fails to comply with regulatory requirements, Wellsford could incur fines or be subject to private damage awards. Compliance with requirements may require significant unanticipated expenditures by Wellsford. Such expenditures could have a material adverse effect on Wellsford’s business, results of operations and financial condition.

Wellsford’s governing documents and Maryland law contain anti-takeover provisions that may discourage acquisition bids or merger proposals, which may adversely affect the market price of Wellsford’s common stock.

Wellsford’s articles of amendment and restatement contain provisions designed to discourage attempts to acquire control of Wellsford by merger, tender offer, proxy contest, or removal of incumbent management without the approval of Wellsford’s board of directors. These provisions may make it more difficult or expensive for a third party to acquire control of Wellsford even if a change of control would be beneficial to the interests of its stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of Wellsford’s common stock. Wellsford’s governing documents:

•	provide for a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change of control; and

•	authorize the issuance of blank check stock that could be issued by Wellsford’s board of directors to thwart a takeover attempt.

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Wellsford’s board of directors has exempted from the Maryland statute any business combinations with Jeffrey Lynford and Edward Lowenthal or any of their affiliates or any other person acting in concert or as a group with any of such persons and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between such persons and Wellsford.

Risk Factors Relating to the Merger

The merger represents a significant change in strategy for Wellsford which may be unsuccessful.

If the proposed merger is consummated, Wellsford will terminate the Plan, but will continue with its residential development and sales activities related to its real estate assets over a period of years. Reis’s business will be the primary business activity after the merger is consummated. As a result, Wellsford will change its basis of accounting from a liquidation basis to a going-concern basis. Under the liquidation basis of accounting, assets are stated at their estimated net realization value and liabilities are stated at their estimated settlement amounts. Wellsford’s assets and liabilities will be presented on a going concern basis of accounting with assets being reported at the lower of historical cost, as adjusted for activity, or market value as of the date of termination of the Plan.

Assuming the merger is consummated, this change in strategy may be unsuccessful and may result in lower returns to Wellsford stockholders than they may have received under the Plan, subjecting the Wellsford stockholders to the risk factors associated with Reis and the potential volatility and risks of a growth-oriented provider of commercial real estate information.

The termination of the Plan would result in the retention by the combined entity of Wellsford’s cash balances (after the payment of transaction costs and the cash portion of the merger consideration that is not being funded by the Bank Loan) and subsequent cash flow from the sales of residential development assets, after operating costs, for working capital and re-investment purposes. Such cash would not be distributed to stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

A portion of the December 14, 2005 cash distribution by Wellsford to its stockholders will be recharacterized as taxable dividend income as a result of the termination of the Plan.

Wellsford has determined that, as a consequence of the consummation of the proposed merger and termination of the Plan, it will be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized as a return of capital for Wellsford stockholders at that time to taxable dividend income. Wellsford estimates that $1.15 of the $14.00 per share cash distribution will be recharacterized as taxable dividend income.

Wellsford may be subject to litigation as a result of terminating the Plan.

Historically, extraordinary corporate actions, such as terminating the Plan, have occasionally led to securities class action lawsuits being filed against a company. As of March 27, 2007, Wellsford was not aware of any pending securities class action lawsuits relating to the Plan or its prospective termination. However, in the event such litigation should occur, it is likely to be expensive and, even if Wellsford ultimately prevails, the process will be time consuming and will divert management’s attention from integrating Wellsford and Reis and otherwise operating the business. Wellsford cannot predict the outcome or the amount of expenses and damages but the amounts could have a material adverse effect on the combined company’s business, results of operations and financial condition.

Wellsford’s common stock is thinly traded and there may be little or no liquidity for the shares of Wellsford common stock to be issued in connection with the proposed merger.

Historically, Wellsford’s common stock has been thinly traded and an active trading market for Wellsford common stock may not develop after the merger. In the absence of an active public trading market, an investor may be unable to sell his or her shares of common stock. In view of the additional shares that will become eligible for sale in the public market upon consummation of the merger, investors trying to sell their shares may find it difficult to find buyers for their shares at prices quoted in the market or at all. Although Wellsford has agreed in the merger agreement to use reasonable best efforts to cause its common stock to be approved for listing on NASDAQ as promptly as practicable after the merger, there can be no guarantee that Wellsford will meet NASDAQ’s initial listing requirements and that its shares will be accepted for such listing or that the shares will be more actively traded on NASDAQ than they are on the AMEX. Furthermore, if the Wellsford board of directors determines to effect a reverse stock split of the Wellsford common stock following the consummation of the merger, the liquidity of Wellsford common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Failure to consummate the merger could negatively impact the stock price of Wellsford, because of, among other things, the disruption in the market that would occur as a result of uncertainties relating to a failure to consummate the merger and resulting in Wellsford incurring significant costs without the benefit of the merger.

The closing sales price per share of Wellsford common stock on the AMEX on October 10, 2006, the date immediately before the public announcement of the signing of the merger agreement, was $7.43 per share and on December 31, 2006, it was $7.52. If the proposed merger is not consummated, the price of Wellsford common stock may decline to the extent that the current market price of that stock reflects a market assumption that the merger will be consummated and that the related benefits will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in Wellsford’s business. In addition, Wellsford will have incurred significant costs and expenses related to the merger without realizing any of the expected benefit of having consummated the merger.

If Wellsford’s stockholders do not approve the issuance of Wellsford common stock in connection with the merger, Wellsford will be required to pay certain of Reis’s expenses.

The merger agreement and the rules of the AMEX require Wellsford to obtain stockholder approval of the issuance of Wellsford common stock as part of the merger consideration. The merger agreement also provides for the payment by Wellsford of certain of Reis’s expenses in connection with obtaining the Bank Loan if Wellsford or Reis terminate the merger agreement as a result of Wellsford’s failure to obtain stockholder approval. Wellsford currently estimates that its share of the expenses will be approximately $450,000.

If the post-merger company does not realize the anticipated benefits from the merger, Wellsford stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

As a result of the merger, outstanding shares of Reis common stock and Reis preferred stock will be automatically converted into the right to receive shares of Wellsford common stock and cash upon the consummation of the merger. Accordingly, Wellsford stockholders who, prior to the consummation of the merger owned 100% of the outstanding Wellsford common stock, will own approximately 62% of the outstanding shares of Wellsford immediately following the consummation of the merger. Consequently, if Wellsford is unable to realize the strategic and financial benefits currently anticipated from the merger, Wellsford and Reis stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. In addition, this dilution could reduce the market price of Wellsford common stock. There can be no assurance that the combined company will achieve revenue growth, profitability and cost savings from the merger.

The post-merger company’s ability to use the net operating loss carryforwards of Wellsford will be subject to limitation and, under certain circumstances, may be eliminated.

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change under Section 382 of the Code. In general, Section 382 imposes an annual limitation on a corporation’s ability to use its net operating losses, or NOLs, from taxable years or periods ending on or before the date of an ownership change to offset U.S. Federal taxable income in any post-change year. Wellsford will likely experience an ownership change as a result of the merger, in which case the combined company will be subject to the limitation under Section 382 with respect to pre-change NOLs of Wellsford. Section 382 imposes significant limitations of the use of Wellsford’s NOL carryforwards. During 2005 Wellsford experienced an ownership change under Section 382. That change resulted in an annual limitation of approximately $4,700,000. It is expected that the merger will result in another ownership change and that the annual limitation on Wellsford’s use of NOLs through 2024 will, as a result of such ownership change, be reduced to approximately $2,000,000 per year (based on current interest rates and market prices for Wellsford common stock).

Moreover, if a corporation experiences an ownership change and does not satisfy the “continuity of business enterprise” requirement (which generally requires that the corporation continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), it cannot, subject to certain exceptions, use any NOL from a pre-change period to offset taxable income in post-change years. Although there can be no assurance that this requirement will be met with respect to any ownership change of Wellsford, including the merger with Reis, Wellsford’s management believes, based on its present business plan which contemplates the continuation of its historic real estate business activities, that Wellsford will satisfy this requirement.

Wellsford has NOL carryforwards, for Federal income tax purposes, resulting from Wellsford’s merger with Value Property Trust in 1998 and its operating losses in 2004 and 2006. The NOLs aggregated approximately $58,000,000 at December 31, 2006, and expire in the years 2007 through 2026. Approximately $22,100,000 of Wellsford’s NOLs expire in 2007 and 2008, which Wellsford does not expect to be able to utilize, even after the merger with Reis. Additionally, assuming Wellsford is able to satisfy the continuity of business enterprise requirement described above, Wellsford expects that it could only potentially utilize $30,200,000 of its remaining NOLs existing at December 31, 2006, based on the new $2,000,000 annual limitations and expirations. The actual ability to utilize the tax benefit of any existing NOLs as well as of the tax benefits of the tax basis of owned assets in excess of the liquidation value, will be subject to future facts and circumstances with respect to meeting the above described “continuity of business enterprise” requirements at the time NOLs are being utilized on a tax return and when there are realized losses on sales of assets.

If the post-merger company is not able to successfully identify or integrate future acquisitions, its business operations and financial condition could be adversely affected, and future acquisitions may divert its management’s attention and consume significant resources.

The post-merger company may in the future attempt to further expand its markets and services in part through acquisitions of other complementary businesses, services, databases and technologies. Mergers and acquisitions are inherently risky, and Wellsford cannot assure you that future acquisitions, if any, will be successful. The successful execution of any future acquisition strategy will depend on its ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm the combined company’s business. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	entry into markets in which the combined company has limited or no prior experience and in which competitors have stronger market positions;

•	dependence on unfamiliar affiliates and partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business;

•	responsibility for the liabilities of acquired businesses;

•	inability to maintain internal standards, controls, procedures and policies;

•	inability to utilize Federal, state, and local net operating loss carryforwards; and

•	potential loss of key employees of the acquired companies.

In addition, if the combined company finances or otherwise completes acquisitions by issuing equity or convertible debt securities, existing stockholders’ ownership may be diluted.

Following the consummation of the merger, Wellsford’s executive officers and directors will own a significant percentage of Wellsford’s stock and will continue to have significant control of the combined company’s management and affairs, and they may take actions which adversely affect the trading price of Wellsford’s common stock.

Immediately following the consummation of the merger, the executive officers and directors of Wellsford, and entities that are affiliated with them, will beneficially own, depending upon the proportion of cash and share consideration that Lloyd Lynford and Jonathan Garfield receive in the merger, between approximately 18% and 25% of Wellsford’s outstanding common stock. The ownership percentage, when including options to purchase shares of Wellsford common stock held by Wellsford’s executive officers and directors, increases to between approximately 27% and 33% of Wellsford’s expected outstanding common stock and stock options. Following consummation of the merger, Lloyd Lynford and Mr. Garfield will own between approximately 11% and 18% of Wellsford’s expected outstanding common stock, or between approximately 11% and 17% of Wellsford’s expected outstanding common stock and options to purchase shares of Wellsford common stock. This significant concentration of share ownership may adversely affect the trading price of Wellsford’s common stock because investors often perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving the combined company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit the combined company’s stockholders other than the group of directors and officers described above.

The Bank Loan documents contain financial and operating restrictions that limit Reis’s access to credit. If, following the consummation of the merger, Reis fails to comply with the covenants in the Bank Loan documents, Reis may be required to repay the indebtedness on an accelerated basis.

Provisions in the Bank Loan impose restrictions on Reis’s ability, following the merger, to, among other things:

•	incur additional debt;

•	change its fiscal year end;

•	amend its organizational documents;

•	pay dividends and make distributions;

•	redeem or repurchase outstanding equity;

•	make certain investments;

•	create liens;

•	enter into transactions with stockholders and affiliates;

•	undergo a change of control; and

•	make certain fundamental changes, including engaging in a merger or consolidation.

The credit agreement also contains other customary covenants, including covenants which will require Reis to meet specified financial ratios and financial tests. Reis may not be able to comply with these covenants in the future and failure to do so may result in the declaration of an event of default and cause Reis to be unable to borrow under the Bank Loan documents. Furthermore, certain events related to Wellsford, such as the delisting of Wellsford from a national stock exchange or the voluntary or involuntary filing by Wellsford under any bankruptcy, insolvency or similar law (which is not stayed or dismissed within certain time periods), will cause an event of default. In addition, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require Reis to pay all amounts outstanding. If an event of default occurs, Reis may not be able to cure it within any applicable cure period, if at all. If the maturity of this indebtedness is accelerated, Reis may not have sufficient funds available for repayment or may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to Reis or to Wellsford, or at all. Furthermore, the Bank Loan is secured by Reis’s assets and, therefore, these assets will not be available to secure additional credit.

The success of the post-merger company depends on retaining key executive officers and personnel and attracting and retaining capable management and operating personnel.

Jeffrey H. Lynford has been Chairman of Wellsford’s board of directors since its formation in 1997 and has been Wellsford’s President and Chief Executive Officer since April 1, 2002. Jeffrey Lynford’s employment agreement with Wellsford expires on December 31, 2007. Before the effective time of the merger, it is anticipated that Wellsford will enter into an amendment to Jeffrey Lynford’s employment agreement such that he will become the executive Chairman of Wellsford after the merger. Wellsford also depends on the services of David M. Strong, its Senior Vice President for Development, specifically with respect to the Gold Peak project. Mr. Strong’s employment agreement with Wellsford also expires on December 31, 2007. The loss of the services of either Jeffrey Lynford or Mr. Strong could have a material adverse effect on Wellsford’s business, operations, and financial condition, including the terms and conditions under which Wellsford conducts its residential development and sales activities related to its assets and continued availability of construction loans. Furthermore, Jeffrey Lynford’s contract provides that since Wellsford has disposed of all or substantially all of two of its business units, he is no longer required to devote substantially all of his time, attention and energies during business hours to Wellsford’s business activities. He may now perform services for and engage in business activities with other persons so long as such services and activities do not prevent him from fulfilling his fiduciary responsibilities to Wellsford. Wellsford’s business operations could be negatively impacted if it is unable to enter into amended or new employment agreements in order to retain the services of Jeffrey Lynford and Mr. Strong, as well as other key personnel, or hire suitable replacements.

Reis’s business plan was developed, in large part, by its senior-level officers, including Reis’s President and Chief Executive Officer, Lloyd Lynford, Executive Vice President, Jonathan Garfield, and Chief Operating Officer, William Sander. The continued implementation and development of Reis’s business plan, and the business of the combined company after the merger, requires their skills and knowledge. Reis may not be able to offset the impact of the loss of the services of Lloyd Lynford, Mr. Garfield, Mr. Sander or other key officers or employees because its business requires skilled management, as well as technical, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in the information industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could have a material adverse impact on Reis and the combined company after the merger.

Although Wellsford and Reis each use various incentive programs to retain and attract key personnel, these measures may not be sufficient to either attract or retain, as applicable, the personnel required to ensure the success of the combined company.

A reverse stock split of Wellsford common stock following the consummation of the merger may have an adverse effect on Wellsford’s stock price, market capitalization and liquidity.

Following the consummation of the merger, Wellsford’s board of directors may determine to effect a reverse stock split of the Wellsford common stock. All decisions regarding the declaration of a reverse stock split will be at the discretion of Wellsford’s board of directors and will be evaluated from time to time by the board of directors in light of the price per share of Wellsford common stock, the number of shares of Wellsford common stock outstanding, applicable AMEX or NASDAQ rules, applicable law and other factors that Wellsford’s board of directors deems relevant. If the board of directors determines to effect a reverse stock split, there can be no assurance that the total market capitalization of Wellsford common stock after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of Wellsford common stock following the reverse stock split will either exceed or remain higher than the current per share market price. There can be no assurance that the market price per share of Wellsford common stock after a reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of Wellsford common stock outstanding before the reverse stock split. For example, based on the closing market price of Wellsford common stock on December 31, 2006 of $7.52 per share, if the board of directors decided to implement a one-for-two reverse stock split, there can be no assurance that the post-split market price of Wellsford common stock would be $15.04 per share or greater. In many cases, the total market capitalization of a company following a reverse stock split is lower than the total market capitalization before the reverse stock split. While the board of directors believes that a higher stock price may help generate investor interest, there can be no assurance that a reverse stock split will result in a per share price that will attract institutional investors and brokers.

The market price of Wellsford common stock will also be based on Wellsford’s performance and other factors, some of which are unrelated to the number of shares outstanding. However, if a reverse stock split is affected and the market price of Wellsford common stock declines, the percentage decline as an absolute number and as a percentage of Wellsford’s overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, the liquidity of Wellsford common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Risk Factors Relating to Reis

Reis must continue to attract and retain customers, and any failure to increase the number of customers or retain existing customers would harm Reis’s business.

Reis’s customers include subscribers to its flagship product, Reis Subscriber Edition, or Reis SE. In addition to subscribers who typically pay for their annual service in advance, customers also include those who purchase Reis’s service on an ad hoc and pay as you go basis. Either category of customer may decide not to continue to use Reis SE because of budget or other competitive reasons. If subscribers choose not to renew their contracts or decrease their use of Reis’s information, or if Reis is unable to attract new subscribers, its revenues and profitability could be adversely affected.

To grow the business, Reis must convince prospective subscribers and existing customers to expand their use of Reis SE and Reis’s other products. Prospective customers may not be familiar with Reis’s service and may be accustomed to using other methods of conducting commercial real estate market research and property valuations. There can be no assurance that it will be successful in continuing to acquire additional customers. Moreover, it is difficult to estimate the total number of active, prospective customers in the U.S. during any given period. As a result, Reis does not know the extent to which it has penetrated this market. If Reis reaches the point at which it has attempted to sell Reis’s services to a significant majority of commercial real estate professionals in the U.S., the ability to increase its customer base could be limited.

Reis’s revenues are concentrated among certain key customers.

Reis has approximately 600 customers, but derives approximately 30% of its revenues from 25 customers. If Reis were to experience a reduction or loss of business from many of its 25 largest customers, it could have a material adverse effect on Reis’s revenues and, depending on the significance of the loss, its financial condition, cash flows and profitability.

Reis may be unable to compete successfully with its current or future competitors.

Reis has competition from both local companies that prepare commercial real estate research with respect to their specific geographic areas and national companies that prepare national commercial real estate research. Specifically, certain of Reis’s products compete with those of Torto Wheaton, a wholly-owned subsidiary of CB Richard Ellis, Property and Portfolio Research, a subsidiary of the Daily Mail Group, and Costar Group, Inc. New competitors, as well as Reis’s traditional competitors, could launch new websites quickly and inexpensively as Internet commerce has few barriers to entry. Such online competition could negatively impact Reis’s revenues and profitability.

Reis may not be able to sustain its revenue growth and future financial performance may be difficult to assess.

Although Reis was formed it 1980, it first offered services online in 1996. Profitable since fiscal 2004, Reis experienced losses from the introduction of online service in 1996 through fiscal 2003. Reis may incur additional expenses, such as marketing and product development expenses, with the expectation that revenues will grow in the future. However, such expectations may not be realized.

Reis must continue to obtain information from multiple sources.

The quality of Reis SE depends substantially on information provided by a large number of commercial real estate brokers, agents, and property owners. If these sources choose not to continue providing information to Reis, its product could be negatively affected, potentially resulting in an increase in customer cancellation and a failure to acquire new customers.

Reis’s revenues, expenses and operating results could be affected by general economic conditions or by changes in commercial real estate markets, which are cyclical.

Reis’s business is sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on Reis’s revenues, expenses, operating results or cash flows, such as:

•	periods of economic slowdown or recession in the U.S. or locally;

•	inflation;

•	flows of capital into or out of real estate investment in the U.S. or various regions of the U.S.;

•	changes in levels of rent or appreciation of asset values;

•	changing interest rates;

•	tax and accounting policies;

•	the cost of capital;

•	costs of construction;

•	increased unemployment;

•	lower consumer confidence;

•	lower wage and salary levels;

•	war, terrorist attacks or natural disasters; or

•	the public perception that any of these conditions may occur.

If Reis’s customers choose not to use Reis SE because of economic conditions, and Reis is not successful at attracting new customers, its revenues, expenses, operating results, cash flows or stock price could be negatively affected.

A primary source of new customers for Reis is the commercial real estate professional community, which may be reluctant to adopt Reis’s products and services.

Reis’s success has depended on its ability to convince commercial real estate professionals that Reis SE is superior to other traditional methods of conducting commercial real estate market research and valuation. Many commercial real estate professionals are used to conducting market research and valuation through the traditional means of relying on a network of contacts in a local market. Commercial real estate professionals may prefer to continue to use traditional methods or may be slow to adopt Reis’s products and services. If Reis is unable to continue to persuade commercial real estate professionals that Reis SE is a superior alternative to traditional means of conducting market research and valuation, operating results and profitability may be negatively affected.

Reis’s success depends on its ability to introduce new or upgraded services or products.

To continue to attract new customers to Reis SE, Reis may need to introduce new products or services. Reis may choose to develop new products and services independently or choose to license or otherwise integrate content and data from third parties. The introduction of new products and services could impose costs on Reis’s business and require the use of resources, and there is no guarantee that it will continue to be able to access new content and technologies on commercially reasonable terms or at all. If customers or potential customers do not recognize the value of Reis’s new services or enhancements to existing services, operating results could be negatively affected. Reis may incur significant costs and experience difficulties in developing and delivering these new or upgraded services or products.

Efforts to enhance and improve the ease of use, responsiveness, functionality and features of Reis’s existing products and services have inherent risks, and it may not be able to manage these product developments and enhancements successfully or in a cost effective manner. If Reis is unable to continue to develop new or upgraded services or products, then customers may choose not to use its products and services. Reis’s growth would be negatively impacted if it is unable to successfully market and sell any new services or upgrades.

If Reis fails to protect confidential information against security breaches, or if customers are reluctant to use products because of privacy concerns, Reis might experience a loss in profitability.

Pursuant to the terms and conditions of use on Reis’s website, as part of its customer registration process, Reis collects and uses personally identifiable information. Industry-wide incidents or incidents with respect to Reis’s websites, including theft, alteration, deletion or misappropriation of information, security breaches, computer hackers, viruses or anything else manifesting contaminating or destructive properties, or changes in industry standards, regulations or laws could deter people from using the Internet or Reis’s website to conduct transactions that involve the transmission of confidential information, which could harm its business. Under the laws of certain jurisdictions, if there is a breach of Reis’s computer systems and it knows or suspects that unencrypted personal customer data has been stolen, Reis is required to inform any customers whose data was stolen, which could harm its reputation and business.

Reis’s business could be harmed if it is unable to maintain the integrity and reliability of its data.

Reis’s success depends on its customers’ confidence in the comprehensiveness, accuracy, and reliability of the data it provides. Reis believes that it takes adequate precautions to safeguard the completeness and accuracy of its data and that the information is generally current, comprehensive and accurate. Nevertheless, data is susceptible to electronic malfeasance including, theft, alteration, deletion, viruses and computer hackers. If Reis cannot maintain the quality of its data, demand for its services could diminish and Reis may be exposed to lawsuits claiming damages resulting from inaccurate data.

Reis may be unable to enforce or defend its ownership or use of intellectual property.

Reis’s business depends in large measure on the intellectual property utilized in its methodologies, software and database. Reis relies on a combination of trademark, trade secret and copyright laws, a Federal trademark registration, registered domain names, contracts which include non-disclosure provisions, work-for-hire provisions, and technical security measures to protect its intellectual property rights. However, Reis does not own Federal registrations covering all of its trademarks and copyrightable materials. Reis also does not own any U.S. patents or patent applications. Reis’s business could be significantly harmed if it does not continue to protect its intellectual property. The same would be true if claims are made against Reis alleging infringement of the intellectual property rights of others. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle, and could require substantial amounts of time and expenditures.

If Reis’s website or other services experience system failures or malicious attacks, its customers may be dissatisfied and its operations could be impaired.

Reis’s business depends upon the satisfactory performance, reliability and availability of its website. Problems with the website could result in reduced demand for Reis’s services. Furthermore, the software underlying Reis’s services is complex and may contain undetected errors. Despite testing, Reis cannot be certain that errors will not be found in its software. Any errors could result in adverse publicity, impaired use of Reis’s services, loss of revenues, cost increases or legal claims by customers.

Additionally, Reis’s services substantially depend on systems provided by third parties, over whom it has little control. Interruptions in service could result from the failure of data providers, telecommunications providers, or other third parties, including computer hackers. Reis depends on these third-party providers of Internet communication services to provide continuous and uninterrupted service. Reis also depends on Internet service providers that provide access to its services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm Reis’s business.

Reis’s internal network infrastructure could be disrupted or penetrated, which could materially impact both its ability to provide services and customers’ confidence in services.

Reis’s operations depend upon its ability to maintain and protect its computer systems, most of which are redundant and independent systems in separate locations. While Reis believes that its systems are adequate to support operations, its systems may be vulnerable to damage from break-ins, unauthorized access, computer viruses, vandalism, fire, floods, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similar events. Although Reis maintains insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or prohibit Reis’s ability to provide services, which could significantly impact its business.

Experienced computer programmers, or hackers, may attempt to penetrate Reis’s network security from time to time. Although it has not experienced any security breaches to date and Reis maintains a firewall, a hacker who penetrates network security could misappropriate proprietary information or cause interruptions in services. Reis might be required to further expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. Reis also may not have a timely remedy against a hacker who is able to penetrate its network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses or anything else manifesting contaminating or destructive properties could expose Reis to litigation or to a material risk of loss. Any of these incidents could materially impact Reis’s ability to provide services as well as materially impact the confidence of its customers in its services, either of which could significantly and adversely impact its business.

Reis may be subject to regulation of advertising and customer solicitation or other newly-adopted laws and regulations.

As part of Reis’s customer registration process, its customers agree to receive emails and other communications from Reis. However, Reis may be subject to restrictions on its ability to communicate with customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm Reis’s business could be adopted, or reinterpreted so as to affect its activities, by the government of the U.S., state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on Reis’s website, the information or services it provides or its transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties or damage Reis’s reputation or could increase its costs or make its services less attractive.

Reis may be subject to tax audits or other procedures concerning its tax collection policies.

Reis does not collect sales or other similar taxes in states other than New York. However, one or more states (other than New York) may seek to impose sales tax collection obligations on out-of-state companies, such as Reis, which engage in online commerce. A successful assertion that Reis should collect sales, use or other taxes on the sale of merchandise or services into these states could harm its business.

Reis’s revenue, expenses, operating results and cash flows are subject to fluctuations.

Reis’s revenues, expenses, operating results and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect Reis’s results of operations during that period and future periods. Reis’s revenues, expenses, operating results and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

•	obtaining new customers and retaining existing customers;

•	changes in Reis’s marketing or other corporate strategies;

•	Reis’s introduction of new products and services or changes to existing products and services;

•	the amount and timing of Reis’s operating expenses and capital expenditures;

•	costs related to acquisitions of businesses or technologies; and

•	other factors outside of Reis’s control.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Wellsford owns or has ownership interests in the following residential development projects at December 31, 2006:

				Expected
		Number		Initial
		of Lots/		Delivery of			Encumbrance at
	Year	Units		Completed			December 31,	December 31,
Property/Location	Acquired	Zoned		Units		Type	2006(A)	2005(A)

Gold Peak/Denver, CO(B)	1999	259		2006		Condominiums	$9,550,000	$11,575,000
The Orchards/East Lyme, CT(C)	2004	101		2006		Single family home	$10,579,000	$7,226,000
East Lyme Land/East Lyme, CT	2005	60(D	)	—		Single family home lots	N/A	N/A
The Stewardship/Claverack, NY	2004	6(E	)	2008		Single family home	N/A	N/A
Custom design homes and lots/Claverack, NY	2004	7(E	)	2006		Single family home	$—	$449,000
Fordham Tower/Chicago, IL(F)	2004	(F	)	(F	)	Highrise condominiums	N/A	N/A

(A)	For a description of encumbrances for Wellsford’s development properties, see the disclosure in “Item 1. Business.”

(B)	At December 31, 2006, 108 units were sold and 31 units were under contract. Initial unit deliveries commenced in January 2006.

(C)	At December 31, 2006, five homes were sold and three homes were under contract. Home sales commenced in June 2006.

(D)	The East Lyme Land is contiguous to the East Lyme property.

(E)	The Claverack project is two land parcels aggregating 300 acres. One land parcel is subdivided into seven single family home lots on approximately 65 acres. In October 2006, a house and a contiguous lot were sold. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family home lots. Wellsford’s current intent is to complete the required infrastructure for this section, construct two model homes and sell lots and homes to individual buyers. Financing for certain costs is expected to be obtained during 2007.

(F)	On September 15, 2004, Clairborne Fordham obtained title to the remaining unsold components of Fordham Tower. Only two residential units remain unsold at December 31, 2006. Clairborne Fordham intends to continue the orderly sale of the remaining two residential units in 2007. One of these two remaining units closed on March 19, 2007.

Item 3.	Legal Proceedings.

Wellsford is not presently a party in any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Wellsford’s common shares are traded on the AMEX under the symbol “WRP”. The approximate number of holders of record of the common shares was approximately 400 at December 31, 2006. The high and low closing sales prices per share for the common shares on the AMEX and the dividends declared for the years ended December 31, 2006 and 2005 are as follows:

	2006			2005
Quarter	High	Low	Dividends	High	Low	Dividends

First	$7.91	$5.55	None	$15.00	$13.85	None
Second	$8.05	$7.06	None	$17.83	$13.91	None
Third	$7.70	$6.71	None	$19.23	$17.70	None
Fourth	$7.60	$6.47	None	(A)	(A)	See below

(A)	On December 15, 2005, Wellsford stock began trading ex-dividend after a $14.00 per share initial liquidating distribution. The high and low closing prices per share of the common shares from October 1, 2005 to December 14, 2005 were $19.85 and $18.81, respectively, and from December 15, 2005 to December 31, 2005 were $6.00 and $5.70, respectively.

Dividends

Wellsford made its initial liquidating distribution of $14.00 per share on December 14, 2005. Wellsford did not declare or distribute any other dividends during 2006 or 2005.

Issuer Purchases of Equity Securities

Pursuant to the Plan, Wellsford may repurchase common shares. No repurchases were made during 2006 or 2005.

Other Security Information

In December 2006, the Wellsford board of directors amended Wellsford’s charter to reclassify all of the authorized but unissued shares of Series A 8% Convertible Redeemable Preferred Stock, Class A-1 Common Stock, and to the extent such shares remain classified, Class A Common Stock, as shares of Common Stock of Wellsford. For additional information concerning Wellsford’s capitalization, see Footnote 8 to Wellsford’s consolidated financial statements.

Item 6.  Selected Financial Data.

The following tables set forth selected historical consolidated financial data for Wellsford and should be read in conjunction with Wellsford’s consolidated financial statements and the notes related to those financial statements starting at page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. Wellsford adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. Information prior to that date is presented on the going concern basis of accounting.

	Consolidated Statement of
	Changes in Net Assets
(amounts in thousands, except per share data)	(Liquidation Basis) (A)		Summary Consolidated Statement of Operations Data (Going Concern Basis) (A)
	For the	For the Period	For the Period
	Year Ended	November 18 to	January 1 to
	December 31,	December 31,	November 17,	For the Years Ended December 31,
	2006	2005	2005	2004	2003	2002

Net assets in liquidation — beginning of period	$56,569	$146,889
Distributions to stockholders (B)	—	(90,597)
Changes in net real estate assets under development, net of minority interest and estimated income taxes	1,552	—
Provision for option cancellation reserve	(4,227)	—
Change in option cancellation reserve	926	—
Exercise of stock options	1,008	56
Operating income	1,768	221

Increase (decrease) in net assets in liquidation	1,027	(90,320)

Net assets in liquidation — end of period	$57,596	$56,569

Revenues (C)			$13,218	$26,629	$35,057	$29,907
Costs and expenses (D)			(23,623)	(37,580)	(37,903)	(33,750)
Income (loss) from joint ventures (E) (F) (G)			11,850	(23,715)	(34,429)	(209)
Interest income on cash and investments (C)			1,492	1,020	545	605
Minority interest benefit			172	88	85	43

Income (loss) before income taxes, Convertible Trust Preferred Securities and discontinued operations			3,109	(33,558)	(36,645)	(3,404)
Income tax (expense) benefit(G)			(91)	130	(7,135)	1,322
Convertible Trust Preferred Securities distributions, net of tax benefit of $720 in 2002(D)			—	—	(2,099)	(1,380)

Income (loss) from continuing operations			3,018	(33,428)	(45,879)	(3,462)
Income from discontinued operations, net of taxes(H)			—	725	20	90

Net income (loss)			$3,018	$(32,703)	$(45,859)	$(3,372)

Per share amounts, basic and diluted:
Income (loss) from continuing operations			$0.47	$(5.17)	$(7.11)	$(0.53)
Income from discontinued operations (H)			—	0.11	—	0.01

Net income (loss)			$0.47	$(5.06)	$(7.11)	$(0.52)

Cash dividends declared per common share (B)	$—	$14.00	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic			6,468	6,460	6,454	6,437

Diluted			6,470	6,460	6,454	6,437

Selected Historical Consolidated Financial Data of Wellsford (continued)

	Consolidated Net Assets
	in Liquidation		Summary Consolidated Balance Sheet Data
	(Liquidation Basis)		(Going Concern Basis)
	December 31,
	2006	2005	2004	2003	2002

Real estate assets, at cost	$—	$—	$151,275	$147,357	$156,676
Accumulated depreciation	—	—	(21,031)	(16,775)	(12,834)
Real estate assets under development, at estimated value	41,159	44,233	—	—	—
Notes receivable	—	158	1,190	3,096	28,612
Assets held for sale (H)	—	—	—	2,335	6,256
Investment in Reis	20,000	20,000	6,790	6,790	6,790
Investment in joint ventures	423	453	7,195	46,970	87,391
Cash and cash equivalents	39,050	41,027	65,864	55,378	38,582
Investments in U.S. Government securities	—	—	27,551	27,516	—
Total assets, at cost	—	—	254,637	285,827	332,775
Total assets, at estimated value	108,477	126,670	—	—	—
Reserve for estimated costs during the liquidation period	18,302	24,057	—	—	—
Reserve for option cancellations	2,633	—	—	—	—
Mortgage notes payable	20,129	19,250	108,853	109,505	112,233
Debentures (E)	—	—	25,775	—	—
Convertible Trust Preferred Securities (E)	—	—	—	25,000	25,000
Total shareholders’ equity	—	—	98,783	131,274	176,567
Net assets in liquidation	57,596	56,569	—	—	—

Other balance sheet information:
Common shares outstanding	6,647	6,471	6,467	6,456	6,451

Equity per share			$15.28	$20.33	$27.37

Net assets in liquidation per share	$8.67	$8.74

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for significant changes in revenues and expenses of Wellsford.

(B)	Initial liquidating distribution.

(C)	Wellsford has reclassified certain amounts from a component of revenue to interest income on cash and investments. This reclassification does not result in a change to the previously reported income (loss) from continuing operations, net income (loss) or net income (loss) per share for any of the periods presented.

(D)	During the first quarter of 2004, Wellsford de-consolidated the entity that issued the convertible trust preferred securities as required by the Financial Accounting Standards Board Interpretation No. 46R, which we refer to as FIN 46R. Accordingly, Wellsford presents the $25,775 of debentures instead of $25,000 of convertible trust preferred securities on its balance sheet at December 31, 2004. The expense for the debentures of approximately $824 and $2,100 is included with interest expense as a component of costs and expenses for the period January 1, 2005 to November 17, 2005 and the year ended December 31, 2004, respectively, instead of as distributions, net of tax benefit as it had been presented for the years ended December 31, 2003 and 2002. In April 2005, Wellsford completed the redemption of the debentures.

(E)	During 2005, Wellsford realized income of $11,148 from Wellsford/Whitehall including a $5,986 gain on redemption of its interest and approximately $6,000 from its share of net gains from property sales.

(F)	The loss in the 2004 period is primarily attributable to (1) a $9,000 impairment charge recorded by Wellsford at September 30, 2004 related to the sale of its interest in Second Holding, (2) Wellsford’s net $6,606 share of a write-down of one of Second Holding’s investments during the first quarter of 2004 and (3) Wellsford’s share of losses aggregating $10,437 from Wellsford/Whitehall.

(G)	During the fourth quarter of 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700 related to 12 assets in the portfolio. Wellsford’s share of this impairment charge was approximately $37,377 in 2003 and as a result, Wellsford wrote-off related unamortized warrant costs on Wellsford’s books of approximately $2,644 related to Wellsford/Whitehall and determined at that time that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680 in the fourth quarter of 2003.

(H)	Relates to the classification of two properties in the Debt and Equity Activities strategic business unit as a discontinued operation effective as of June 30, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data” and Wellsford’s consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Business and Plan of Liquidation

Recent Events

On October 11, 2006, Wellsford announced that it entered into a definitive merger agreement with Reis and Merger Sub and that the merger was approved by the independent members of Wellsford’s board of directors. At the effective time of the merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued Wellsford common stock, not including shares to be issued to Wellsford Capital. The per share value of Wellsford common stock, for purposes of the merger, has been established at $8.16 per share, resulting in an implied equity value for Reis of approximately $90,000,000, including Wellsford’s 23% ownership interest in Reis.

Plan of Liquidation

On May 19, 2005, the Wellsford board of directors approved the Plan and on November 17, 2005, Wellsford’s stockholders ratified the Plan. The Plan contemplates the orderly sale of each of Wellsford’s remaining assets, which are either owned directly or through Wellsford’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted Wellsford’s board of directors to acquire more Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. If the merger is consummated and the Plan is terminated, it will be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized as a return of capital for Wellsford stockholders at that time to taxable dividend income. Wellsford estimates that $1.15 of the $14.00 per share cash distribution will be recharacterized as taxable dividend income.

Wellsford contemplated that approximately 36 months after the approval of the Plan, any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed. The creation and operation of a liquidating trust would only occur if the merger does not close and the Plan is not terminated.

For all periods preceding stockholder approval of the Plan on November 17, 2005, Wellsford’s financial statements are presented on the going concern basis of accounting. As required by GAAP, Wellsford adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

Wellsford’s net assets in liquidation at December 31, 2006 and 2005 were:

	December 31,
	2006	2005

Net assets in liquidation	$57,596,000	$56,569,000
Per share	$8.67	$8.74
Common stock outstanding at each respective date	6,646,738	6,471,179

The reported amounts for net assets in liquidation present development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by Wellsford if the merger is not consummated and if the Plan were to continue (see the Liquidation Basis of Accounting disclosure below).

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds Wellsford will receive on the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions before a final liquidating distribution if the Plan were not terminated.

The termination of the Plan would result in the retention of Wellsford’s cash balances and subsequent cash flow from the sales of residential development assets for working capital and re-investment purposes after the consummation of the merger. Such cash would not be distributed to Wellsford’s stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

The following paragraphs summarize certain of the material actions and events which have occurred regarding the Plan and certain decisions of Wellsford’s board of directors.

In March 2004, Wellsford reported that its board of directors authorized and retained Lazard, to advise Wellsford on various strategic financial and business alternatives available to it to maximize stockholder value. The alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of Wellsford and other alternatives that would keep Wellsford independent.

In March 2005, the Wellsford board of directors authorized the marketing of the three residential rental phases of Palomino Park. In the second quarter of 2005, Wellsford engaged a broker to market these phases. In August 2005, Wellsford entered into an agreement to sell these phases for $176,000,000, subject to, among other things, stockholder approval of the Plan. The sale closed on November 22, 2005.

The following transactions, which are consistent with the intent of the Plan, occurred prior to the November 17, 2005 approval of the Plan by the Wellsford stockholders: (1) in September 2005, Wellsford’s interest in its Wellsford/Whitehall joint venture was redeemed for approximately $8,300,000; (2) by May 2005, Wellsford retired $12,680,000 of tax exempt bond financing; (3) in April 2005, Wellsford redeemed its outstanding $25,775,000 of debentures; and (4) in November 2004, Wellsford received $15,000,000 for its interest in Second Holding.

Selected Significant Accounting Policies

Management has selected the following accounting policies which it believes are significant in understanding Wellsford’s activities, financial position and operating results.

Basis of Presentation

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, Wellsford adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting will continue to be used by Wellsford until such time that the Plan is terminated. If the stockholders of Wellsford approve the issuance of additional shares of Wellsford’s common stock and the merger is consummated, then Wellsford would change from the liquidation basis of accounting to the going concern basis of accounting upon the effective termination of the Plan.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of Wellsford’s costs will vary with the length of time it operates under the Plan. In addition, the estimate of net assets in liquidation per share, which except for projects under development, does not incorporate a present value discount. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation, or the price or prices at which Wellsford’s common stock has traded or is expected to trade in the future. If the Plan is terminated, no additional liquidating distributions will be made.

If the merger with Reis is consummated, Wellsford’s assets, liabilities and future operations will be presented on a going concern basis of accounting with assets being reported at the lower of historical cost, as adjusted for activity, or market.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on November 17, 2005, the date of the approval of the Plan by Wellsford’s stockholders, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Such value estimates were updated by Wellsford as of December 31, 2006. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at December 31, 2006 and 2005.

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon Wellsford’s budgets for constructing and selling the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units, homes or lots. Sales prices are determined in consultation with the respective third party companies who are the sales agent for the project, where applicable. Costs and expenses are based upon Wellsford’s budgets. In certain cases, construction costs are subject to binding contracts. Wellsford has assumed that existing construction financing will remain in place during the respective projects’ planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and Wellsford at the present structured debt to equity capitalization ratios. Wellsford would be required to make additional equity contributions. For two projects, Wellsford has assumed that construction loans will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds are discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of Wellsford’s equity investment. The effect of changes in values of real estate assets under development was a net decrease of approximately $3,079,000 from December 31, 2005 to December 31, 2006. The net decrease results primarily from the sale of condominium units and homes and changes in the values of real estate under development, partially offset by the shortening of the discount period due to the passage of time.

Wellsford reports operating income on the Consolidated Statements of Changes in Net Assets in Liquidation which is comprised primarily of interest and other income earned on invested cash during the reporting periods.

The estimated net realizable value of Wellsford’s interests in Reis is derived from an approximate $90,000,000 equity value of Reis, based upon the merger terms for valuation purposes at December 31, 2006 and offers Reis received from potential purchasers during prior reporting periods.

Assets of Wellsford’s deferred compensation plan at December 31, 2005 were included in restricted cash and investments and were primarily stated at their respective market values, which equaled the related deferred compensation liability. The assets and liabilities were transferred as part of the Beekman transaction, as set forth below, in January 2006.

For the period November 18, 2005 to December 31, 2005, the Beekman assets were presented at Wellsford’s aggregate cost which equaled its net realizable value. On January 27, 2006, a company which was owned by Jeffrey Lynford, Mr. Lowenthal, the principal of Wellsford’s joint venture partner in the East Lyme project, and others acquired the Beekman project for an amount equal to costs and expenses incurred by Wellsford.

Cash, deposits and escrow accounts are presented at face value. Wellsford’s remaining assets are stated at estimated net realizable value which is the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that have been valued on this basis include receivables, certain joint venture investments and other investments.

Mortgage notes and construction loans payable, construction payables, accrued expenses and other liabilities and minority interests are stated at settlement amounts.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, Wellsford is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and sale of other assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of Wellsford’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, Wellsford has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of Wellsford’s remaining assets. Also, Wellsford has not recorded any liability for any cash operating shortfall that may result at the projects under development during the anticipated holding period because management currently expects that projected operating shortfalls could be funded from the overall operating profits derived from the sale of homes and condominium units and interest earned on invested cash. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected as well as other market factors as discussed in the Risk Factors Section of this annual report on Form 10-K. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Year Ended December 31, 2006
	Balance at	Adjustments	Balance at
	December 31, 2005	and Payments	December 31, 2006

Payroll, benefits, severance and retention costs	$11,963,000	$(2,981,000)	$8,982,000
Professional fees	4,715,000	(1,155,000)	3,560,000
Other general and administrative costs	7,379,000	(1,619,000)	5,760,000

Total	$24,057,000	$(5,755,000)	$18,302,000

	For the Period November 18, 2005 to December 31, 2005
	Balance at	Adjustments	Balance at
	November 18, 2005	and Payments	December 31, 2005

Payroll, benefits, severance and retention costs	$12,368,000	$(405,000)	$11,963,000
Professional fees	4,837,000	(122,000)	4,715,000
Other general and administrative costs	7,562,000	(183,000)	7,379,000

Total	$24,767,000	$(710,000)	$24,057,000

If the merger is consummated, a substantial portion of the reserve for Estimated Costs During the Liquidation Period will be reversed upon the reinstatement of the going concern basis of accounting.

Reserve for Option Cancellations

At March 31, 2006, Wellsford accrued a liability for cash payments that could be made to option holders for the amount of the market value of Wellsford’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been adjusted to reflect the net cash payments to option holders made during the period from March 31, 2006 through December 31, 2006, the impact of the exercise of 175,559 options by an officer in November 2006 and the change in the market price of Wellsford’s common stock during such period. The remaining reserve for option cancellations is approximately $2,633,000 at December 31, 2006. The estimate for option cancellations could materially change from period to period based upon (1) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase the Company’s net assets in liquidation.

Going Concern Basis of Accounting

For all periods preceding the approval of the Plan on November 17, 2005, Wellsford’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to Wellsford’s assets and liabilities for the period from January 1, 2005 to November 17, 2005 and the year ended December 31, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Wellsford and its majority-owned and controlled subsidiaries and include the assets and liabilities contributed to and assumed by Wellsford from the Residential Properties Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Residential Properties Trust. Investments in entities where Wellsford does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for Wellsford’s proportionate share of the investment’s income (loss) and additional contributions or distributions through the date of adoption of the liquidation basis of accounting. Investments in entities where Wellsford does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among Wellsford and its subsidiaries have been eliminated in consolidation.

Variable Interests

During 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46R “Consolidation of Variable Interest Entities”, or FIN 46R. Wellsford evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity, or VIE, under the provisions of FIN 46R. An entity is a VIE when (1) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (2) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The following table and footnotes identify Wellsford’s VIEs:

VIE at
	December 31,		Requires
Entity(a)	2006	2005	Consolidation

Non-qualified deferred compensation trust	N/A	Yes	Yes (b	)
Reis	Yes	Yes	No (c	)
Wellsford Mantua, LLC	Yes	Yes	Yes (d	)
Claverack Housing Ventures, LLC	Yes	Yes	Yes (e	)
Beekman interests	N/A	Yes	No (f	)

(a)	For additional information regarding these entities, see Footnote 11 of Wellsford’s consolidated financial statements.

(b)	The non-qualified deferred compensation trust, which we refer to as the Rabbi Trust or Deferred Compensation Plan, was a VIE as it does not have its own equity. Wellsford was the primary beneficiary of the Rabbi Trust as the assets would be subject to attachment in a bankruptcy. Wellsford consolidated the assets and liabilities of the Rabbi Trust at December 31, 2005 and 2004, as well as for periods prior to the issuance of FIN 46R as appropriate under other existing accounting literature. During the first quarter of 2006, the assets and liabilities of the Rabbi Trust were transferred upon the sale of Beekman (see footnote (f) below).

(c)	Reis is a VIE because as of the last capital event for that entity in 2002 (the triggering event for VIE evaluation purposes), it was determined that Reis did not have sufficient capital to support its business activities at that time. Consolidation of Reis is not required by Wellsford as it would not be the primary beneficiary.

(d)	Wellsford Mantua is a VIE as the venture does not have sufficient equity to support its operations as Wellsford provides 100% of the financing to this entity and the owners have deminimus equity in the entity. Wellsford is the primary beneficiary and consolidates this entity.

(e)	Claverack, an entity in which Wellsford owns a 75% interest in equity and profits (except if returns exceed 35% per annum as defined) is considered a VIE, since the original capital is insufficient to support its contemplated activities. Claverack is consolidated, even though the two members share business decisions equally, since Wellsford would be the primary beneficiary of profits or absorber of losses. At December 31, 2006 and 2005, Claverack had $452,000 and $62,000, respectively, of restricted cash and was subject to $449,000 of construction debt at December 31, 2005 which debt was jointly guaranteed by Wellsford and the principal of its joint venture partner.

(f)	The Beekman contract deposit interest was determined to be a VIE, however, since Wellsford’s investment was a mortgage interest, Wellsford has no GAAP equity in the entity and would not be the primary bearer of losses, consolidation was not appropriate. Wellsford sold Beekman in January 2006.

Real Estate, Other Investments, Depreciation, Amortization and Impairment

Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Costs incurred for significant repairs and maintenance that extend the usable life of the asset or have a determinable useful life are capitalized. Ordinary repairs and maintenance are expensed as incurred. Wellsford expensed all lease turnover costs for its residential units such as painting, cleaning, carpet replacement and other turnover costs as such costs were incurred.

Depreciation was computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements and two to twelve years for furnishings and equipment. Depreciation and amortization expense was approximately $3,887,000 and $4,637,000, for the period January 1, 2005 to November 17, 2005 and for the year ended December 31, 2004, respectively, and included approximately $238,000 of amortization for certain costs previously capitalized to Wellsford’s investments in joint ventures during the year ended December 31, 2004. No amortization was recorded in 2005 as such capitalized costs related to the investments in joint ventures were fully amortized in 2004.

Wellsford has historically reviewed its real estate assets, investments in joint ventures and other investments for impairment (1) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (2) when a determination is made to sell an asset or investment. Under the liquidation basis of accounting, Wellsford will evaluate the fair value of real estate assets owned and under construction and make adjustments to the carrying amounts when appropriate.

Revenue Recognition

Sales of real estate assets, including condominium units and single family homes, and investments are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method is not used for recording sales on condominium units as down payments are nominal and collectibility of the sales price from such a deposit is not reasonably assured until closing. Under the liquidation basis of accounting, sales revenue and cost of sales are not separately reported within the Statements of Changes in Net Assets as Wellsford has already reported the net realizable value of each development project at the applicable balance sheet dates. Commercial properties were leased under operating leases. Rental revenue from office properties was recognized on a straight-line basis over the terms of the respective leases. Residential units were leased under operating leases with typical terms of six to fourteen months and such rental revenue was recognized monthly as tenants were billed. Interest revenue is recorded on an accrual basis. Fee revenues were recorded in the period earned, based upon formulas as defined by agreements for management services or upon asset sales and purchases by certain joint venture investments.

Income Taxes

Wellsford accounts for income taxes under SFAS No. 109 “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting, including the liquidation basis of accounting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Changes in Net Assets and Results of Operations

Changes in net assets in liquidation for the year ended December 31, 2006

During the year ended December 31, 2006, net assets in liquidation increased $1,027,000. This increase is primarily attributable to (1) operating income of approximately $1,768,000 which primarily represents interest income earned from cash and cash equivalents, (2) amounts recognized for real estate assets under development of $1,552,000 which resulted from the net effect of sale of condominiums and homes and value adjustments to the development projects, (3) cash proceeds of approximately $1,008,000 from the exercise of stock options by an officer in November 2006 and (4) a decrease in the option cancellation reserve of $926,000 which primarily reflects the changes in the market price of Wellsford’s common stock between March 31, 2006 and December 31, 2006, offset by a $4,227,000 provision upon the adoption by the board of directors of modifications in the terms of Wellsford’s stock option plans during the first quarter of 2006. The provision resulted from the modification to allow for cash payments that would be made to option holders, at their election, as consideration for the cancellation of their options in the amount of the fair value of Wellsford common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006.

Changes in net assets in liquidation from November 18, 2005 to December 31, 2005

During the period from November 18, 2005 through December 31, 2005, Wellsford realized operating income of $221,000 which primarily represents interest income earned from cash and cash equivalents offset in part by operating costs of properties under development.

On November 22, 2005, Wellsford completed the sale of its major asset, the three residential rental phases of the Palomino Park development for $176,000,000, before closing and other costs. At this time, Wellsford retired debt of approximately $94,035,000 and paid interest and debt prepayment costs of approximately $5,012,000.

On December 14, 2005, Wellsford made the initial liquidating distribution of $14.00 per common share, aggregating approximately $90,597,000, to its stockholders.

Comparison of the results of operations from January 1, 2005 through November 17, 2005 to the year ended December 31, 2004

Wellsford had net income of $3,018,000, or $0.47 per share for the period January 1, 2005 to November 17, 2005, whereas Wellsford had a net (loss) of $(32,703,000) or $(5.06) per share for the year ended December 31, 2004. The results for the 2005 period were positively impacted by Wellsford’s share of income from the sale of properties by Wellsford/Whitehall during the second quarter of 2005 and the gain of approximately $5,986,000 from the redemption of Wellsford’s interest in Wellsford/Whitehall. The loss in the 2004 period is primarily attributable to (1) a $9,000,000 impairment charge recorded by Wellsford at September 30, 2004 related to the sale of its interest in Second Holding, (2) Wellsford’s net $6,606,000 share of a write-down of one of Second Holding’s investments during the first quarter of 2004 and (3) Wellsford’s share of losses aggregating $10,437,000 from Wellsford/Whitehall, including impairment provisions recorded at December 31, 2004 related primarily to classifying assets as held for sale and writing down the assets to expected selling prices, less closing costs ($7,419,000) and losses from operations ($3,307,000) net of net gains from 2004 asset disposition transactions ($289,000).

As described above, Wellsford sold its largest asset on November 22, 2005 and thereby ceased all rental operations, eliminating all rental income and property operating expenses, management, real estate taxes, depreciation and certain other costs for these assets. In addition, as described above, the liquidation basis of accounting requires Wellsford to establish a liability for all costs expected to be incurred in executing the Plan. Accordingly, effective November 18, 2005, all subsequent general and administrative costs incurred are charged against this liability.

Other than as described below, the Palomino Park sale and the adoption of the liquidation basis of accounting accounts for the differences between the 2005 period and the 2004 period.

The final two Silver Mesa condominium units were sold during the 2005 period. Revenue from these sales and the associated cost of sales were $488,000 and $386,000, respectively, during the 2005 period. During the 2004 period revenues from sales of residential units and the associated cost of sales from such units were $12,288,000 and $10,131,000, respectively, from 53 Silver Mesa unit sales. Closing of sales of individual homes and condominium units at Wellsford’s East Lyme and Gold Peak development projects commenced in 2006.

Interest revenue from debt instruments decreased $118,000 as a result of the repayment of principal on outstanding loans at the end of 2004 and the repayment of the loans in full in September 2005.

Fee revenue decreased $279,000. The decrease is primarily attributable to fees earned from Second Holding in 2004 of $751,000, with no 2005 equivalent as this investment was sold in November 2004. This decrease was partially offset by an increase of $472,000 in asset disposition fees payable by Whitehall derived from Wellsford/Whitehall sales as such fees were $46,000 during 2004, as compared to fees of $518,000 earned in the 2005 period. As a result of the redemption of Wellsford’s interest in Wellsford/Whitehall, fee revenue will no longer be earned by Wellsford.

Depreciation expense decreased $750,000. This decrease primarily relates to the impact of a full year’s worth of depreciation expense on the Palomino Park assets in 2004 ($522,000) as well as the amortization related to the Clairborne Fordham venture recorded in the 2004 period ($170,000) and the write-off of unamortized Second Holding costs in November 2004 as a result of the sale of that investment, with no 2005 equivalent expense.

Interest expense for mortgages decreased $1,490,000. The decrease is primarily attributable to net capitalized interest of $974,000 in 2005 as compared to $489,000 in 2004 as the 2005 period includes interest capitalization on projects with construction financing and on Wellsford’s invested capital as capitalization on these projects commenced in the later part of 2004. In addition, the outstanding principal balances with respect to the Palomino Park phases’ amortizing loans were retired upon the sale of these assets in November 2005 ($653,000) as well as the $12,680,000 of Palomino Park Bonds during 2005 ($352,000).

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

Wellsford recognized income of $11,850,000 during the 2005 period from its joint venture investments as compared to a loss of $(23,715,000) in 2004. An analysis of the change follows:

	For the Period	For the
	January 1 to	Year Ended
	November 17, 2005	December 31, 2004	Increase

Wellsford/Whitehall(A)(B)	$11,148,000	$(10,437,000)	$21,585,000
Second Holding(C)	—	(13,790,000)	13,790,000
Clairborne Fordham	702,000	512,000	190,000

Income (loss) from joint ventures	$11,850,000	$(23,715,000)	$35,565,000

(A)	The 2005 period reflects an aggregate gain of approximately $5,986,000 upon redemption of Wellsford’s 35.21% equity interest during September 2005 (for approximately $8,300,000 of proceeds) and receipt of $141,000 of additional proceeds in December 2005. Fifteen properties were sold during the 2005 period for a net gain of which Wellsford’s share was approximately $6,000,000. Operations during the 2005 period were impacted by these sales.

(B)	The 2004 period was primarily impacted by (1) impairment provisions recorded at December 31, 2004 related primarily to classifying assets as held for sale and writing down the assets to expected selling prices, less closing costs ($7,419,000) and (2) losses from operations ($3,307,000) net of (3) net gains from 2004 asset disposition transactions ($289,000).

(C)	The loss for 2004 is the result of (1) a $12,930,000 net impairment charge taken by Second Holding (of which Wellsford’s share was $6,606,000) related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004 and (2) a $9,000,000 impairment charge recorded by Wellsford at September 30, 2004 related to the ultimate sale of its interest in the venture in November 2004.

Interest income on cash and investments increased $472,000. Although the 2005 period reflects earnings through November 17, 2005, interest revenue was greater in 2005 primarily due to higher interest rates during that period.

Income tax expense of $91,000 in the 2005 period is net of a net deferred tax credit of $109,000. The 2004 tax credit of $130,000 is after $300,000 of deferred tax credits. The current taxes relate to minimum state and local taxes based on capital.

Income from discontinued operations after taxes reflects the reclassification of the revenue and expenses from property in the Debt and Equity Activities SBU as a result of the change in classification to held for sale at June 30, 2003. The income from discontinued operations of $725,000 for the year ended December 31, 2004, is primarily attributable to the sale of the remaining property during April 2004, at which time Wellsford recognized a reversal of an impairment reserve upon the completion of that sale and recognized contingent proceeds from a 2003 property sale during the nine months ended September 30, 2004, the sum of which aggregated $809,000. This amount was partially offset by the effect of state income taxes.

Income Taxes

Wellsford has NOL carryforwards, for Federal income tax purposes, resulting from Wellsford’s merger with VLP in 1998 and its operating losses in 2004 and 2006. The NOLs aggregate approximately $58,000,000 at December 31, 2006, expire in the years 2007 through 2026. The NOLs include an aggregate of approximately $22,100,000 expiring in 2007 and 2008 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Code. An ownership change occurred under Section 382 during 2005, resulting in an estimated annual limitation of approximately $4,700,000. It is expected that the consummation of the merger will result in an additional ownership change which will reduce the annual limitation to be approximately $2,000,000 (based on current interest rates and market prices for Wellsford common stock) per year through 2025.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. Although there can be no assurance that this requirement will be met with respect to any ownership change of Wellsford, including the merger with Reis, Wellsford’s management believes, based on its present business plan which contemplates the continuation of its historic real estate business activities, that Wellsford will satisfy this requirement. If Wellsford were to satisfy the two-year continuity of business enterprise requirement, it would then be allowed to continue to use its existing NOL carryforwards, subject to the new annual limitation. As a result of the new annual limitation of approximately $2,000,000 because of the merger, Wellsford expects that it could only potentially utilize approximately $30,200,000 of its remaining NOLs existing at December 31, 2006, based on annual limitations and expirations.

Wellsford has recorded net deferred tax liabilities of approximately $124,000 and $581,000, at December 31, 2006 and 2005, respectively, which are included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Net Assets in Liquidation. The reduction in the deferred tax liability of approximately $457,000 in 2006 is included as part of the net changes in assets under development in the accompanying Consolidated Statement of Changes in Net Assets in Liquidation. Such amount is offset in part by current state income tax expense of $125,000.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that valuation allowances of approximately $30,040,000 and $33,984,000, at December 31, 2006 and 2005, respectively, are necessary. The reduction in the allowance in 2006 relates primarily to the transfer of the deferred compensation plan assets. The actual ability to utilize the tax benefit of any existing NOLs as well as of the tax benefits of the tax basis of owned assets in excess of the liquidation value, will be subject to future facts and circumstances with respect to meeting the above described “continuity of business enterprise” requirements at the time NOLs are being utilized on a tax return and when there are realized losses on sales of assets.

Liquidity and Capital Resources

Consolidated for Wellsford

Wellsford expects to meet its short-term liquidity requirements, such as operating costs, construction and development costs, the potential purchase of EQR’s remaining interest in the Palomino Park project, cancellation of outstanding stock options, debt repayments or additional collateral for construction loans, generally through its available cash, sales of condominium units and single family homes, the sale or realization of other assets, releases from escrow reserves and accounts, distributions from Clairborne Fordham, interest revenue and proceeds from construction financings, refinancings, modifications to borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

Wellsford expects to meet its long-term liquidity requirements such as future operating costs, construction and development costs, payments for cancellation of outstanding stock options and debt service on construction notes payable through the use of available cash, sales of condominium units, single family homes and land, proceeds from construction financing, refinancings, modifications to terms and borrowing capacity on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options.

The cash portion of the merger consideration is to be funded in part by the Bank Loan, which consists of $27,000,000 (of which $25,000,000 may be used to pay the cash portion of the merger consideration and the payment of related merger costs; the remaining $2,000,000 may be utilized for Reis’s working capital needs). The remainder of the merger consideration of approximately $9,600,000 and Wellsford’s unpaid transaction costs of approximately $3,900,000 will be funded with cash from Wellsford. Reis’s available cash is expected to be sufficient to fund its transaction costs.

The East Lyme Construction Loan and Gold Peak Construction Loan require Wellsford to have a minimum net worth, as defined, of $50,000,000. Wellsford may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if Wellsford’s net worth, as defined, is below $50,000,000. Wellsford is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the East Lyme project. Wellsford has posted $1,300,000 of restricted cash as collateral for this letter of credit.

Wellsford’s cash and cash equivalents aggregated approximately $39,050,000 at December 31, 2006. Wellsford considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms during the liquidation period and if the Plan is terminated as a result of the merger, such amounts will be adequate to meet any cash needs at closing in excess of amounts provided by loan proceeds extended to Reis for the merger and Reis’s cash on hand.

Material Contractual Obligations

The following table summarizes Wellsford’s material contractual obligations as of December 31, 2006:

(amounts in thousands)
	Payments Due
	For the Years Ended
	December 31,
Contractual Obligations	2007	2008 and 2009	Aggregate

Principal payments for mortgage notes and construction loans payable	$10,579	$9,550	$20,129
Operating lease for office	815	679	1,494

Total contractual obligations	$11,394	$10,229	$21,623

Capital Expenditures for Development Projects

The following table describes the current estimated capital expenditure required for development projects:

(amounts in thousands)
	Total Expected	Expected Amount Funded By
	Capital Expenditure	Construction
Project	Budget for 2007	Financing	Wellsford	Partners

Gold Peak	$13,168	$11,152	$2,016	$—
East Lyme	8,737	7,932	805	—
Claverack	4,051	1,855	1,647	549

Total	$25,956	$20,939	$4,468	$549

Gold Peak

In 2004, Wellsford commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

In April 2005, Wellsford obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum. The Gold Peak Construction Loan matures in November 2009 and has an additional extension option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $9,550,000 and $11,575,000 at December 31, 2006 and 2005, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and terminated in February 2007. Wellsford has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

Gold Peak unit sales commenced in January 2006. At December 31, 2006, there were 31 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

For the Year Ended
December 31, 2006

Number of units sold	108
Gross sales proceeds	$31,742,000
Principal paydown on Gold Peak Construction Loan	$24,528,000

East Lyme

Wellsford has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. Wellsford purchased the land for $6,200,000 in June 2004.

After purchasing the land, Wellsford executed an agreement with a homebuilder, or the Homebuilder, who will construct and sell the homes for this project and is a 5% partner in the project along with receiving other consideration.

Wellsford obtained construction financing for East Lyme in the aggregate amount of $21,177,000, to be drawn upon as costs are expended. The East Lyme Construction Loan bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at Wellsford’s option upon satisfaction of certain conditions being met by the borrower. Currently, Wellsford does not expect to meet the minimum home sales requirement condition and, accordingly, the terms of an extension will have to be negotiated with the lender. The balance of the East Lyme Construction Loan was approximately $10,579,000 and $7,226,000 at December 31, 2006 and 2005, respectively. Wellsford has a 4% LIBOR cap expiring in July 2007 for the East Lyme Construction Loan.

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At December 31, 2006, three East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

For the Year Ended
December 31, 2006

Number of homes sold	5
Gross sales proceeds	$3,590,000
Principal paydown on East Lyme Construction Loan	$3,246,000

Wellsford executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the net realizable value of the property at December 31, 2006 and 2005. The current plans are to obtain separate financing for the East Lyme Land, complete the necessary infrastructure and integrate the East Lyme Land into the overall development plan for East Lyme.

Claverack

Wellsford has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. Wellsford acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family home lots.

Claverack is capitalized with $3,000,000 of capital, Wellsford’s share of which was contributed in cash and the 25% partner’s contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and matures in February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by Wellsford.

In December 2005, Claverack obtained the Claverack Construction Loan in the aggregate amount of $2,000,000, which was used to retire the existing mortgage and was drawn upon as needed to construct a custom design model home. The Claverack Construction Loan bore interest at LIBOR + 2.20% per annum and matured in December 2006 with a six-month extension at Wellsford’s option upon satisfaction of certain conditions being met by the borrower. Such option was exercised and approximately $1,310,000 could be drawn on the Claverack Construction Loan through June 2007. The balance of the Claverack Construction Loan was approximately $449,000 at December 31, 2005.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which Wellsford’s share was approximately $526,000.

Effective April 2006, Wellsford executed a letter agreement with its venture partner to enable Wellsford to make advances instead of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. Wellsford advanced approximately $728,000 through December 31, 2006; such amount remained outstanding at that date.

During July 2006, the initial home was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the outstanding balance of the Claverack Construction Loan of approximately $690,000 was repaid to the bank. At December 31, 2006, there were no additional houses under construction on either parcel. In February 2007, Claverack sold one lot to the venture partner leaving four lots of the original seven lots available for sale on the 65 acre parcel. The current intent is to sell the remaining lots in this section. In January 2007, Claverack obtained conditional subdivision to 48 lots for The Stewardship. Wellsford’s current intent for The Stewardship is to complete the required infrastructure for this section, construct two model homes and sell lots and homes to individual buyers. Financing for certain costs is expected to be obtained during 2007.

Beekman

In February 2005, Wellsford acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. Wellsford also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units. Wellsford’s $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, Wellsford’s board of directors authorized the sale of the Beekman interests to Jeffrey Lynford and Mr. Lowenthal, or a company in which they have ownership interests, at the greater of Wellsford’s aggregate costs or the appraised values. In January 2006, a company which was owned by Jeffrey Lynford, Mr. Lowenthal, the principal of Wellsford’s joint venture partner in the East Lyme project, and others acquired the Beekman project at Wellsford’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets.

Reis

Wellsford currently has a preferred equity investment in Reis through Wellsford Capital. At December 31, 2006 and 2005, the carrying amount of Wellsford’s aggregate investment in Reis was $20,000,000 on a liquidation basis, as described below. Wellsford’s investment represents approximately 23% of Reis’s equity on an as converted to common stock basis at December 31, 2006 and 2005. Such investment, which had previously been accounted for on the historical cost basis, amounted to approximately $6,790,000 at December 31, 2004 of which approximately $2,231,000 was held by Wellsford Capital and approximately $4,559,000 represented Wellsford’s share held through Reis Capital. Such interests were distributed to Wellsford in October 2006. Prior to the approval of the Plan, the cost basis method was used to account for Reis as Wellsford’s ownership interest is in shares of non-voting Reis preferred stock and Wellsford’s interests are represented by one member of Reis’s seven member board of directors. The adjustment to report Reis at estimated net realizable value upon the adoption of the liquidation basis of accounting is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation at November 17, 2005.

The President and primary common shareholder of Reis is Lloyd Lynford, the brother of Jeffrey Lynford, the Chairman, President and Chief Executive Officer of Wellsford. Mr. Lowenthal, Wellsford’s former President and Chief Executive Officer, who currently serves on Wellsford’s board of directors, was selected by Wellsford to also serve as Wellsford’s representative on the board of directors of Reis. He has served on the Reis board of directors since the third quarter of 2000. Jeffrey Lynford and Mr. Lowenthal have and will continue to recuse themselves from any investment decisions made by Wellsford pertaining to Reis, including the authorization by Wellsford’s board of directors to approve the merger.

In the first quarter of 2006, Reis was considering offers from potential purchasers, ranging between $90,000,000 and $100,000,000, to acquire 100% of Reis’s capital stock. Based on these offers, in estimating the net proceeds in valuing Reis, if Reis were to be sold at that amount, Wellsford would have received approximately $20,000,000 of proceeds, subject to escrow holdbacks. These potential sale proceeds are reflected in Wellsford’s net realizable value presentation at December 31, 2005. Subsequent to March 13, 2006, Reis entered into a letter of intent with one of the potential purchasers and was negotiating a contract with that potential purchaser. During the second quarter of 2006, negotiations with that potential purchaser were terminated. However, prior to such termination, Reis commenced discussions with another interested party from whom Reis also received an offer which it was evaluating at that time. The economic terms of the latter offer were within the range listed above and supported Wellsford’s $20,000,000 valuation of its interest in Reis at June 30, 2006.

During May 2006, Wellsford’s board of directors established a committee composed of the independent members to evaluate a possible transaction with Reis. In June 2006, Lazard and King & Spalding were retained to advise with respect to a possible transaction with Reis.

On October 11, 2006, Wellsford announced that it entered into a definitive merger agreement with Reis and Merger Sub and that the merger was approved by the independent members of Wellsford’s board of directors. At the effective time of the merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued Wellsford common stock, not including shares to be issued to Wellsford Capital. The per share value of Wellsford common stock, for purposes of the merger, has been established at $8.16 per share in the merger agreement, resulting in an implied equity value for Reis of approximately $90,000,000, including Wellsford’s 23% ownership interest in Reis. It is expected that this transaction will be tax-free to Reis stockholders except with respect to the cash portion of the consideration received. The cash portion of the merger consideration is to be funded in part by the Bank Loan, which consists of $27,000,000 (of which $25,000,000 may be used to pay the cash portion of the merger consideration and the payment of related merger costs and the remaining $2,000,000 may be utilized for Reis’s working capital needs). The remainder of the merger consideration will be funded with cash from Wellsford.

On October 11, 2006, Wellsford received a fairness opinion from Lazard stating that, subject to the qualifications and limitations set forth therein, as of that date, the aggregate consideration to be paid by Wellsford in connection with the merger was fair to Wellsford from a financial point of view. Stockholders are urged to read the entire opinion which is included in the registration statement on Form S-4 initially filed with the SEC on December 28, 2006 and, as amended, on March 9, 2007.

After considering a range of values, including the current market price for Wellsford’s stock on the stock portion of the consideration and the per share price as established for the merger agreement, Wellsford determined that it is appropriate to continue to value its investment in Reis at $20,000,000 at December 31, 2006.

Palomino Park

With respect to EQR’s 7.075% interest in the corporation that owns the remaining Palomino Park assets, any transaction for such interest to be acquired by Wellsford would be subject to negotiation between Wellsford and EQR.

In September 2006, Wellsford sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. The buyer has held back approximately $396,000 which will be released in two installments in September 2007 and 2008. Wellsford believes that this amount will be collected and has recorded such amount at full value in the statement of net assets at December 31, 2006. Wellsford had reflected a value of $900,000 related to the telecommunication assets and services at December 31, 2005.

Stock Option Plans

As permitted by the Plan and in accordance with the provisions of Wellsford’s option plans, applicable accounting, the AMEX rules and Federal income tax laws, Wellsford’s outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of Wellsford’s common stock as a result of the $14.00 per share initial liquidating distribution made to Wellsford’s stockholders. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. Wellsford’s board of directors approved these option adjustments on January 26, 2006. These adjustments do not result in a new grant and would not have any financial statement impact. At the same time, Wellsford’s board of directors authorized amendments to outstanding options to allow an option holder to receive from Wellsford, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified “out of the money” options which had original maturity dates prior to December 31, 2008, were extended by the Wellsford board of directors to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration.

As a result of the approval process, Wellsford determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve will be adjusted through a change in net assets in liquidation at the end of each reporting period to reflect the settlement amounts of the liability and the impact of changes to the market price of the stock at the end of each reporting period.

During the year ended December 31, 2006, Wellsford made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method. The remaining reserve for option cancellations reported at December 31, 2006 on the Consolidated Statement of Net Assets in Liquidation is approximately $2,633,000 is calculated based upon the difference in the closing stock price of Wellsford at December 31, 2006 of $7.52 and the individual exercise prices of all outstanding “in-the-money” options at that date. The estimate for option cancellations could materially change from quarter to quarter based upon (i) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (ii) the changes in the market price of Wellsford’s common stock. At each quarter end, an increase in Wellsford’s common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase Wellsford’s net assets in liquidation.

During the year ended December 31, 2006, 17,723 options were forfeited and 175,559 options were exercised by an officer in November 2006. This activity and the options cancelled for cash payments (as described above) resulted in 1,414,876 options remaining outstanding at December 31, 2006. The weighted average exercise price of the options outstanding at December 31, 2006 was $5.68 per option.

Other Items Impacting Wellsford’s Liquidity and Resources

Clairborne Fordham

In October 2000, Wellsford and PREI organized Clairborne Fordham, a venture in which Wellsford has a 10% interest. Wellsford’s investment in Clairborne Fordham was approximately $423,000 and $453,000 at December 31, 2006 and 2005, respectively, on a liquidation basis. Clairborne Fordham intends to continue the orderly sale of the remaining two residential units in 2007. One of these two remaining units closed on March 19, 2007 for aggregate net proceeds of approximately $897,000, of which approximately $160,000 was distributed to Wellsford.

The Effects of Inflation/Declining Prices and Trends on the Sale of Condominiums and Homes

The continuing increases in energy costs, construction materials (such as concrete, lumber and sheetrock) and interest rates could adversely impact our home building businesses. As these costs increase, our product becomes more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes. The continuing rise in energy costs and interest rates may negatively impact our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sale price reductions. Wellsford has limited its exposure from the effects of increasing interest on its construction loans by purchasing interest caps for the East Lyme and Gold Peak projects. The East Lyme cap of LIBOR at 4% and the Gold Peak cap of LIBOR at 5% have both been met at December 31, 2006.

The number and timing of future sales of any residential units by Wellsford or by its joint ventures could be adversely impacted by increases in interest rates and the availability of credit to potential buyers in 2007.

As the softening of the national housing market continues into 2007, Wellsford’s operations relating to residential development and the sale of homes has been negatively impacted in markets where Wellsford owns property. Demand at certain of Wellsford’s projects and sales of inventory are lower than expected resulting in price concessions and/or additional incentives being offered, a slower pace of construction, building only homes which are under contract and the consideration of selling home lots either individually or in bulk instead of building homes. Wellsford’s Gold Peak project has not been affected to the same extent as in other markets where Wellsford conducts business from the softening of the national housing market. The pace of construction, unit completions and sales at Gold Peak has also been negatively impacted during the fourth quarter of 2006 and into the first quarter of 2007 as a result of severe winter weather conditions in the Denver, Colorado area.

Changes in Cash Flows

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Cash flows for the year ended December 31, 2006 and combined for the period January 1, 2005 to November 17, 2005 and for the period November 18, 2005 to December 31, 2005 are summarized as follows:

	For the
	Year
	Ended	2005
	December 31,		November 18 to	January 1 to
	2006	Combined	December 31	November 17
	Liquidation		Liquidation	Going Concern
	Basis		Basis	Basis

Net cash (used in) operating activities	$(2,598,223)	$(21,014,213)	$(4,418,378)	$(16,595,835)
Net cash (used in) provided by investing activities	(726,021)	206,175,796	169,462,078	36,713,718
Net cash provided by (used in) financing activities	1,347,491	(209,998,287)	(185,560,741)	(24,437,546)

Net (decrease) in cash and cash equivalents	$(1,976,753)	$(24,836,704)	$(20,517,041)	$(4,319,663)

Cash flows used in operating activities changed $18,416,000 from $21,014,000 used in the 2005 period to $2,598,000 used in the 2006 period. The significant components of this change related to significant amounts of cash aggregating $26,922,000 spent on the three development projects in 2005 without any sales activity. During 2006, Wellsford began to close sales on the projects, particularly Gold Peak where 108 condominium units were sold, resulting in an overall decline in the balance of real estate assets under development. During 2006 there were reductions in the reserve for estimated costs during the liquidation period from expenditures aggregating $5,755,000 compared to $710,000 in the 2005 period.

Cash flows from investing activities changed $206,902,000 from $206,176,000 provided in the 2005 period to $726,000 used in the 2006 period. The significant components of the 2005 amounts related to the (1) sale of the rental operations in Denver, Colorado in November 2005 for net proceeds of $166,912,000, (2) redemption of $27,550,000 of U.S. Government securities in 2005 (whereas there were no redemptions in the 2006 period as all of these securities were fully redeemed in the fourth quarter of 2005), (3) the return of capital and redemption proceeds from investments in joint ventures of $12,793,000 (primarily from sales of assets by Wellsford/Whitehall during the 2005 period and the redemption of our interest in that venture in September 2005) and the repayment of a note receivable of $1,032,000 in September 2005, offset by the October 2005 purchase of half of EQR’s minority interest in the Palomino Park project for $2,087,000. During the 2006 period, the investing activities included the January 2006 sale of the Beekman assets for $1,297,000, offset by deferred merger costs paid during the period of $2,023,000.

Cash flows from financing activities changed $211,345,000 from $209,998,000 used in the year ended December 31, 2005 to $1,347,000 provided in the comparable 2006 period. During the year ended December 31, 2005, Wellsford’s cash used in financing activities was primarily to pay the initial liquidating distribution of $14.00 per common share to stockholders (aggregating approximately $90,597,000) on December 14, 2005, the retirement of approximately $134,267,000 of debt and $4,080,000 of distributions for minority interest. The 2005 debt repayments were primarily comprised of (1) $95,347,000 of principal payments on mortgages collateralized by the three residential villages in the Palomino Park sale in November 2005, (2) the redemption of $25,775,000 of debentures in May 2005 and (3) the redemption of $12,680,000 of Palomino Park bonds during the year. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $29,343,000 during the 2006 period as compared to $18,890,000 in the 2005 period as a result of continuing construction activities at these projects. During the 2006 period, approximately $24,528,000 was repaid on the Gold Peak Construction Loan from 108 Gold Peak condominium unit sales, $3,246,000 on the East Lyme Construction Loan from five East Lyme home sales, and $690,000 on the Claverack Construction Loan from the sale of one home and a contiguous lot. The 2006 period also reflects the use of cash for the payment of option cancellations of $668,000 and the receipt of cash of $1,008,000 from the exercise of stock options.

During the period November 18, 2005 to December 31, 2005

During the period November 18, 2005 to December 31, 2005, Wellsford sold its largest asset, the Palomino Park rental phases, and realized net cash of approximately $70,109,000 after debt payments, debt prepayment costs, sales expenses, closing costs, EQR’s interest in the sales proceeds and estimated state and Federal taxes. Such amount plus available cash was used to pay the initial liquidating distribution of $14.00 per common share to stockholders (aggregating approximately $90,597,000) on December 14, 2005. Additionally, Wellsford incurred construction costs of approximately $4,021,000 which was funded in part by approximately $2,423,000 of construction loan proceeds.

Comparison of January 1, 2005 through November 17, 2005 to the year ended December 31, 2004

Cash flows used in operating activities increased $7,347,000 from $9,249,000 used in the year ended December 31, 2004 to $16,596,000 used in the period January 1, 2005 to November 17, 2005. The significant components of this change related to (1) a net (loss) of $32,703,000 in the 2004 period primarily due to impairment charges of $15,606,000 from Wellsford’s investment in Second Holding and $7,419,000 from Wellsford’s investment in Wellsford/Whitehall (as previously described in Results of Operations), (2) net income of $3,018,000 in the 2005 period which included a gain of $5,986,000 from the redemption of Wellsford’s interest in Wellsford/Whitehall, (3) the effects of selling 51 fewer condominium units at Silver Mesa in 2005 as compared to 2004 ($8,529,000) and (4) an increase in construction in process, net of construction payables, of $9,156,000 (primarily from continuing construction at Wellsford’s Gold Peak and East Lyme development projects and the 2005 land acquisitions for Beekman and the additional East Lyme land parcel, whereas the 2004 period included the acquisition of the initial East Lyme land parcel and other pre-construction costs at East Lyme and Gold Peak.

Cash flows provided by investing activities increased $16,098,000 from $20,616,000 provided during the year ended December 31, 2004 to $36,714,000 provided during the period January 1, 2005 to November 17, 2005. The increase is primarily the redemption of $25,000,000 of U.S. Government securities during 2005. Such increase was offset by the following decreases between the periods: (1) return of capital and proceeds from sales and redemptions of investments in joint ventures decreased $3,141,000 (the 2004 period included $15,000,000 of proceeds from the sale of Wellsford’s Second Holding interests and the 2005 period included net proceeds of $8,193,000 from the September 2005 redemption of Wellsford’s interest in Wellsford/Whitehall with the remaining change due to returns of capital during 2005 in excess of 2004), (2) the 2004 period included the proceeds from the sale of a real estate asset by Wellsford in April 2004 ($2,694,000), (3) the 2005 purchase of half of EQR’s minority interest in the Palomino Park project ($2,087,000) and (4) a decrease in the amount of proceeds from the repayment of mortgage notes receivable between the periods ($1,032,000).

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

One of Wellsford’s primary market risk exposures has been to changes in interest rates. Wellsford and its joint venture investments each generally managed this risk by limiting its financing exposures to the extent possible by purchasing interest rate caps.

At December 31, 2006, Wellsford’s only exposure to interest rates was variable rate based construction loans. Such exposure was minimized through the use of interest rate caps. The following table presents the effect of an increase in interest rates of construction loans at December 31, 2006:

		Notional
		Amount of
		Interest Rate
	Balance at	Caps at		LIBOR at	Additional
	December 31,	December 31,	LIBOR	December 31,	Interest
(amounts in thousands)	2006	2006	Cap	2006	Incurred

Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$9,550	$17,500	5.00%	5.32%	$—	(A)(B)
East Lyme Construction Loan	10,579	7,400	4.00%	5.32%	32	(A)(B)

	20,129				32
Without interest rate caps:
Claverack Construction Loan	—	—	—%	5.32%	—	(C)

	$20,129				$32

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at December 31, 2006 for the effect of a 1% increase in LIBOR.

(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

(C)	The Claverack Construction Loan can be drawn upon up to approximately $1,310 at December 31, 2006. The effect of a 1% increase in LIBOR on this loan if the entire balance was outstanding would be $13 per year.

The following table presents the effect of an increase in interest rates on construction loans at December 31, 2005:

		Notional
		Amount of
		Interest Rate
	Balance at	Caps at		LIBOR at	Additional
	December 31,	December 31,	LIBOR	December 31,	Interest
(amounts in thousands)	2005	2005	Cap	2005	Incurred

Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$11,575	$20,000	5.00%	4.39%	$71	(A)(B)
East Lyme Construction Loan	7,226	10,800	4.00%	4.39%	—

	18,801				71
Without interest rate cap:
Claverack Construction Loan	449	—	—%	4.39%	4	(B)(C)

	$19,250				$75

(A)	Represents an increase in LIBOR up to the interest rate cap.

(B)	An increase in interest incurred would result in additional interest being capitalized into the basis of this project.

(C)	The Claverack Construction Loan can be drawn upon up to $2,000 at December 31, 2005. The effect of a 1% increase in LIBOR on this loan if the entire balance was outstanding would be $20 per year. This table presents the effect of a 1% increase on the December 31, 2005 outstanding balance.

Item 8.	Financial Statements and Supplementary Data.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K starting at page F-1 and is incorporated by reference herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, Wellsford carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Wellsford’s disclosure controls and procedures as defined in the Exchange Act Rule 15d-15(e). Based on this evaluation, Wellsford’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in enabling Wellsford to record, process, summarize and report information required to be evaluated in Wellsford’s periodic filings within the required time period.

There have been no significant changes in Wellsford’s internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Wellsford’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

Jeffrey H. Lynford	59	Chairman of the Board, Chief Executive Officer, President and Director**
James J. Burns	67	Vice Chairman and Secretary
David M. Strong	48	Senior Vice President of Development
Mark P. Cantaluppi	36	Vice President, Chief Financial Officer
Bonnie R. Cohen	64	Director***
Douglas Crocker II	66	Director**
Meyer S. Frucher	60	Director***
Mark S. Germain	56	Director**
Edward Lowenthal	62	Director*

*	Term expires during 2007.

**	Term expires during 2008.

***	Term expires during 2009.

The information contained in the sections captioned “Wellsford Annual Meeting — Nominee for Election as a Director”, “— Other Directors”, “ — Executive Officers”, “— Section 16(a) Beneficial Ownership Reporting Compliance”, “— Code of Business Conduct and Ethics”, “— Board Committees — Audit

Committee” and “— Board Committees — Nominating Committee” of Wellsford’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference.

Item 11.	Executive Compensation.

The information contained in the sections captioned “Wellsford Annual Meeting — Compensation of Directors” and “— Executive Compensation” of Wellsford’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the sections captioned “Wellsford Annual Meeting — Security Ownership of Certain Beneficial Owners and Management of Wellsford and Related Stockholder Matters” and “— Securities Authorized for Issuance Under Equity Compensation Plans” of Wellsford’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information contained in the section captioned “Wellsford Annual Meeting — Certain Relationships and Other Related Transactions” of Wellsford’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information contained in the section captioned “Principal Independent Registered Public Accounting Firm Fees and Services’’ of Wellsford’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)  (1) Financial Statements

The following consolidated financial statements are included as a separate section of this annual report on Form 10-K (commencing on page F-1):

Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006 and 2005

Consolidated Statement of Changes in Net Assets in Liquidation (liquidation basis) for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005

Consolidated Statements of Operations (going concern basis) for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004

Consolidated Statements of Changes in Shareholders’ Equity (going concern basis) for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005 (liquidation basis), and for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004 (going concern basis)

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

III.  Real Estate and Accumulated Depreciation.

All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

(3) Exhibits

(a) Exhibit No.		Description†

2.1		Plan of Liquidation*
2.2		Agreement and Plan of Merger, dated as of October 11, 2006, by and among Wellsford, Reis Services, LLC and Reis, Inc. §
2.3		Voting Agreement, dated as of October 11, 2006, by and among Wellsford and certain stockholders of Reis, Inc. listed in Schedule A to the Voting Agreement. §
3.1		Articles of Amendment and Restatement of Wellsford.****
3.2		Articles Supplementary. §§§
3.3		Amended and Restated Bylaws of Wellsford. ~ ~ ~ ~
3.4		Amendment to Amended and Restated Bylaws. §§
4.1		Specimen certificate for Common Stock.***
10.1		Common Stock and Preferred Stock Purchase Agreement by and between the Wellsford and ERP Operating Limited Partnership, dated as of May 30, 1997.****
10.2		Amended and Restated 1998 Management Incentive Plan of Wellsford.(A)
10.3		1997 Management Incentive Plan of Wellsford.** (A)
10.4		Rollover Stock Option Plan of Wellsford.** (A)
10.5		Amendment to Registration Rights Agreement, dated as of May 5, 2000, by and between Wellsford and ERP Operating Limited Partnership.††††
10.6		Employment Agreement between Wellsford and James J. Burns.## (A)
10	.6.1	Letter Agreement, dated as of March 21, 2006, between Wellsford and James J. Burns.§§ (A)

(a) Exhibit No.		Description†

10.7		Employment Agreement between Wellsford and Mark P. Cantaluppi. ~ ~ (A)
10	.7.1	Letter Agreement, dated as of March 21, 2006, between Wellsford and Mark P. Cantaluppi.§§ (A)
10.8		Second Amended and Restated Employment Agreement, dated August 19, 2004, between Wellsford and Jeffrey H. Lynford.### (A)
10.9		Third Amended and Restated Employment Agreement, dated October 19, 2004, between Wellsford and David M. Strong. ~ (A)
10	.9.1	Amendment to Third Amended and Restated Employment Agreement, dated March 8, 2006, between Wellsford and David M. Strong††† (A)
10.10		Commercial Revolving and Construction Loan Agreement, dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.11		Promissory Note dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.12		Unconditional Guaranty dated December 23, 2004, by and among Wellsford Real Properties, Inc., East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.13		Revolving Promissory Note dated December 23, 2004 between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.14		Development loan agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association. ~ ~ ~
10.15		Promissory Note for the $8,800,000 Development Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee. ~ ~ ~
10.16		Payment Guaranty for the $8,800,000 Development Loan, dated as of April 6, 2005, by Wellsford as Guarantor to and for the benefit of Key Bank National Association as lender. ~ ~ ~
10.17		Construction Loan Agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association. ~ ~ ~
10.18		Promissory Note for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee. ~ ~ ~
10.19		Payment Guaranty for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Wellsford as Guarantor to and for the benefit of Key Bank National Association as lender. ~ ~ ~
10.20		Purchase and Sale Contract for Palomino Park, Douglas County, Colorado, by and between Park at Highlands, LLC, Red Canyon at Palomino Park, LLC, Green River at Palomino Park, LLC and Teachers Insurance and Annuity Association of America, dated August 26, 2005.#
10.21		Unconditional Guaranty by and among Claverack Housing Ventures, LLC, Sciame Development, Inc., Wellsford and Wachovia Bank National Association, dated December 15, 2005.++
10.22		Amended and Restated Mortgage Note by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.++
10.23		Building Loan Mortgage Note by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.++
10.24		Building Loan Mortgage, Assignment of Rents and Security Agreement by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.++
10.25		Purchase and Sale Agreement, dated as of January 27, 2006, between Wellsford and Beekman Acquisition, LLC.++
10.30		Employment Agreement among Wellsford, Reis Services, LLC, and Lloyd Lynford. §§§§ (A)
10.31		Employment Agreement among Wellsford, Reis Services, LLC, and Jonathan Garfield. §§§§ (A)
10.32		Credit Agreement, dated as of October 11, 2006, among Reis, Inc., as Borrower, the Lenders listed therein, as lenders, Bank of Montreal, Chicago Branch, as Administrative Agent, and BMO Capital Markets, as Lead Arranger. §§§§§
14.1		Wellsford Amended Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees.††
21.1		Subsidiaries of the Registrant.

(a) Exhibit No.	Description†

23.1	Consent of Ernst & Young LLP
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following previously filed documents are incorporated by reference herein as indicated.

(A)	This document is either a management contract or compensatory plan.

*	Previously filed with the Definitive Proxy Statement on Form 14A filed on October 11, 2005.

**	Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.

***	Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.

****	Previously filed as an exhibit to the Form S-11 filed on July 30, 1997.

†	Wellsford acquired its interest in a number of these documents by assignment.

††	Previously filed as an exhibit to the Form 8-K filed on November 18, 2005.

†††	Previously filed as an exhibit to the Form 8-K filed on March 13, 2006.

††††	Previously filed as an exhibit to the Form 8-K filed on May 11, 2000.

+	Previously filed as an exhibit to the Form 10-K filed on March 15, 2005.

++	Previously filed as an exhibit to the Form 10-K filed on March 16, 2006.

#	Previously filed as an exhibit to the Form 10-Q filed on November 8, 2005.

##	Previously filed as an exhibit to the Form 10-Q filed on May 6, 2004.

###	Previously filed as an exhibit to the Form 10-Q filed on November 5, 2004.

~	Previously filed as an exhibit to the Form 8-K filed on October 22, 2004.

~ ~	Previously filed as an exhibit to the Form 8-K filed on May 23, 2005.

~ ~ ~	Previously filed as an exhibit to the Form 8-K filed on April 11, 2005.

~ ~ ~ ~	Previously filed as an exhibit to the Form 8-K filed on October 3, 2005.

§	Previously filed as an exhibit to the Form 8-K filed on October 12, 2006.

§§	Previously filed as an exhibit to the Form 8-K filed on March 24, 2006.

§§§	Previously filed as an exhibit to the Form 8-K filed on December 21, 2006.

§§§§	Previously filed as an exhibit to the Form S-4 filed on December 28, 2006.

§§§§§	Previously filed as an exhibit to Amendment No. 1 to the Form S-4 filed on March 9, 2007.

(c) The following exhibits are filed as exhibits to this Form 10-K: See Item 15 (a) (3) above.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey H. Lynford Jeffrey H. Lynford	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2007

/s/ Mark P. Cantaluppi Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2007

/s/ Bonnie R. Cohen Bonnie R. Cohen	Director	March 27, 2007

/s/ Douglas Crocker II Douglas Crocker II	Director	March 27, 2007

/s/ Meyer S. Frucher Meyer S. Frucher	Director	March 27, 2007

/s/ Mark S. Germain Mark S. Germain	Director	March 27, 2007

/s/ Edward Lowenthal Edward Lowenthal	Director	March 27, 2007

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Net Assets in Liquidation (liquidation basis) at December 31, 2006 and 2005	F-3
Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005	F-4
Consolidated Statements of Operations (going concern basis) for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004	F-5
Consolidated Statements of Changes in Shareholders’ Equity (going concern basis) for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006, and for the Period November 18, 2005 to December 31, 2005 (liquidation basis) and for the Period January 1, 2005 to November 17, 2005 and for the Year Ended December 31, 2004 (going concern)
F-7
Notes to Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULES

III. Real Estate and Accumulated Depreciation	S-1

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

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of Wellsford Real Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the year ended December 31, 2006 and for the period from November 18, 2005 to December 31, 2005. We have also audited the consolidated statements of operations, changes in shareholders’ equity and cash flows for the period from January 1, 2005 to November 17, 2005 and the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Second Holding Company, LLC (a joint venture in which the Company had a 51.09% interest until such interest was sold on November 30, 2004), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Second Holding Company, LLC, it is based solely on their report. In the consolidated financial statements, the Company’s equity in net (loss) income of Second Holding Company, LLC is stated at $(4,790,262) for the year ended December 31, 2004.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of the Company and subsidiaries at December 31, 2006 and 2005, and the related changes in consolidated net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the year ended December 31, 2006 and for the period from November 18, 2005 to December 31, 2005, and the consolidated results of their operations and their cash flows for the period from January 1, 2005 through November 17, 2005 and the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

Chicago, IL
March 27, 2007

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)

	December 31,
	2006	2005

Assets
Real estate assets under development	$41,159,400	$44,233,031

Investment in Reis, Inc.	20,000,000	20,000,000
Investments in joint ventures	423,000	453,074

Total real estate and investments	61,582,400	64,686,105

Cash and cash equivalents	39,050,333	41,027,086
Restricted cash and investments	2,936,978	18,953,325
Receivables, prepaid and other assets	2,230,008	2,003,635
Deferred merger costs	2,677,764	—

Total assets	108,477,483	126,670,151

Liabilities and Net Assets in Liquidation
Liabilities:
Mortgage notes and construction loans payable	20,129,461	19,250,344
Construction payables	2,226,599	3,878,872
Accrued expenses and other liabilities (including merger costs of $654,860 at December 31, 2006)	5,912,191	6,977,182
Reserve for estimated costs during the liquidation period	18,301,885	24,057,079
Reserve for option cancellations	2,633,408	—
Deferred compensation liability	—	14,720,730

Total liabilities	49,203,544	68,884,207

Minority interests at estimated value	1,678,378	1,216,530

Total liabilities and minority interests	50,881,922	70,100,737

Commitments and contingencies

Net assets in liquidation	$57,595,561	$56,569,414

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets in Liquidation
(Liquidation Basis)

	For the	For the Period
	Year Ended	November 18, 2005 to
	December 31, 2006	December 31, 2005

Shareholders’ equity – November 17, 2005 (going concern basis)		$101,817,561
Adjustments relating to adoption of liquidation basis of accounting:
Adjustment of real estate investments and other assets to net realizable value, net of liability for income taxes		72,485,014
Accrual of estimated costs of liquidation and termination		(24,767,375)
Adjustment of carrying amounts of minority interests		(2,646,198)

Net assets in liquidation – beginning of period	$56,569,414	146,889,002
Operating income	1,767,467	220,942
Exercise of stock options	1,008,035	56,074
Sales of real estate assets under development and other changes in net real estate assets under development, net of minority interest and estimated income taxes	1,551,640	—
Provision for option cancellation reserve	(4,226,938)	—
Change in option cancellation reserve	925,943	—
Distributions to stockholders	—	(90,596,604)

Increase (decrease) in net assets in liquidation	1,026,147	(90,319,588)

Net assets in liquidation – end of period	$57,595,561	$56,569,414

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (going concern basis)

	For the Period	For the
	January 1 to	Year Ended
	November 17,	December 31,
	2005	2004

Revenues
Rental revenue	$12,153,235	$13,366,695
Revenue from sales of residential units	488,075	12,288,483
Interest revenue from debt instruments	59,049	176,805
Fee revenue	518,000	796,617

Total revenues	13,218,359	26,628,600

Costs and expenses
Cost of sales of residential units	385,631	10,130,861
Property operating and maintenance	4,806,411	4,786,558
Real estate taxes	842,811	1,191,282
Depreciation and amortization	3,886,889	4,636,684
Property management	331,261	316,479
Interest:
Mortgage notes payable	4,658,626	6,148,762
Debentures	823,643	2,099,815
General and administrative	7,887,820	8,270,768

Total costs and expenses	23,623,092	37,581,209

Income (loss) from joint ventures	11,849,733	(23,715,114)

Interest income on cash and investments	1,492,116	1,020,726

Minority interest benefit	172,176	88,478

Income (loss) before income taxes and discontinued operations	3,109,292	(33,558,519)

Income tax expense (benefit)	91,000	(130,000)

Income (loss) from continuing operations	3,018,292	(33,428,519)
Income from discontinued operations, net of income tax expense of $80,000	—	725,069

Net income (loss)	$3,018,292	$(32,703,450)

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.47	$(5.17)
Income from discontinued operations	—	0.11

Net income (loss)	$0.47	$(5.06)

Weighted average number of common shares outstanding:
Basic	6,467,639	6,460,129

Diluted	6,470,482	6,460,129

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (going concern basis)
For the Period January 1, 2005 to November 17, 2005 and
For the Year Ended December 31, 2004

					Accumulated
					Other
				Retained	Comprehensive	Total
	Common Shares*		Paid in	Earnings	(Loss)	Shareholders’	Comprehensive
	Shares	Amount	Capital**	(Deficit)	Income	Equity	(Loss) Income

Balance, January 1, 2004	6,455,994	$129,120	$156,437,589	$(25,242,236)	$(50,429)	$131,274,044

Director share grants	3,836	77	63,923	—	—	64,000	$—
Stock option exercises	6,693	134	98,112	—	—	98,246	—
Share of unrealized income on interest rate protection contract	—	—	—	—	50,429	50,429	50,429
Net (loss)	—	—	—	(32,703,450)	—	(32,703,450)	(32,703,450)

Balance, December 31, 2004	6,466,523	129,331	156,599,624	(57,945,686)	—	98,783,269	$(32,653,021)

Director share grants	1,116	22	15,978	—	—	16,000	$—
Net income for the period January 1 to November 17, 2005	—	—	—	3,018,292	—	3,018,292	3,018,292

Balance, November 17, 2005	6,467,639	$129,353	$156,615,602	$(54,927,394)	$—	$101,817,561	$3,018,292

  _ _

*	Includes 169,903 class A-1 common shares which were converted to regular common shares in January 2006.

**	Net of shares held in the deferred compensation trust and treated as treasury stock.

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Liquidation	2005		Going Concern
	Basis	Liquidation	Going Concern	Basis
	For the	Basis	Basis	For the Year Ended
	Year Ended	November 18 to	January 1 to	December 31,
	December 31, 2006	December 31	November 17	2004

Cash flows from operating activities:
Change in net assets in liquidation from:
Interest and other income and expense, net	$1,767,467	$220,942
Operating activities of real estate assets under development, net	1,551,640	—

	3,319,107	220,942
Net income (loss) (period prior to liquidation accounting)	—	—	$3,018,292	$(32,703,450)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Gain on redemption of joint venture interest	—	—	(5,986,396)	—
Impairment charges and transaction losses from investments in joint ventures	—	—	—	24,427,684
Gain on sale of assets and release of contingent liability	—	—	—	(808,856)
Deferred tax (credit) provision	—	—	(61,000)	(300,000)
Depreciation and amortization	—	11,846	4,160,532	4,673,999
Net amortization of premiums/discounts on U.S. Government securities	—	356	898	23,047
Change in value of real estate assets under development, net	3,078,993	—	—	—
Undistributed minority interest (benefit)	54,530	(11,257)	(172,176)	(88,478)
Stock issued for director compensation	—	—	16,000	64,000
Value of option grants for director compensation	—	—	—	71,500
Changes in assets and liabilities:
Restricted cash and investments	1,295,617	(3,830,272)	(688,878)	(3,323,770)
Residential units available for sale	—	—	353,702	8,882,268
Assets held for sale	—	—	—	449,057
Real estate assets under development	(333,705)	(4,021,343)	(22,900,464)	(10,660,002)
Receivables, prepaid and other assets	(1,146,401)	347,116	(328,450)	500,852
Accrued expenses and other liabilities	(1,458,897)	(215,741)	1,339,441	(547,718)
Reserve for estimated costs during the liquidation period	(5,755,194)	(710,296)	—	—
Construction payables	(1,652,273)	794,525	3,084,347	—
Deferred compensation liability	—	2,995,746	1,568,317	408,180
Liabilities attributable to assets held for sale	—	—	—	(317,486)

Net cash (used in) operating activities	(2,598,223)	(4,418,378)	(16,595,835)	(9,249,173)

Cash flows from investing activities:
Purchase of U.S. Government securities	—	—	—	(2,608,090)
Redemption of U.S. Government securities	—	2,550,000	25,000,000	2,550,000
Investments in real estate assets	—	—	(23,944)	(18,407)
Return of capital and redemption proceeds from sales and investments in joint ventures	—	—	12,792,662	15,934,134
Repayments of notes receivable	—	—	1,032,000	2,064,000
Proceeds from the sale of real estate assets	1,296,883	166,912,078	—	2,694,334
Deferred merger costs	(2,022,904)	—	—	—
Purchase of minority interest	—	—	(2,087,000)	—

Net cash (used in) provided by investing activities	(726,021)	169,462,078	36,713,718	20,615,971

Cash flows from financing activities:
Borrowings from mortgage notes and construction loans payable	29,342,766	2,817,622	16,071,903	360,820
Repayments of mortgage notes and construction loans payable	(28,463,649)	(94,429,482)	(14,062,324)	(1,496,584)
Redemption of Debentures	—	—	(25,775,000)	—
Proceeds from option exercises	1,008,035	56,074	—	98,246
Payments for option cancellations	(667,587)	—	—	—
Minority interest investment	175,176	—	—	157,500
Distributions to minority interest	(47,250)	(3,408,351)	(672,125)	(505)
Distributions to shareholders	—	(90,596,604)	—	—

Net cash provided by (used in) financing activities	1,347,491	(185,560,741)	(24,437,546)	(880,523)

Net (decrease) increase in cash and cash equivalents	(1,976,753)	(20,517,041)	(4,319,663)	10,486,275
Cash and cash equivalents, beginning of period	41,027,086	61,544,127	65,863,790	55,377,515

Cash and cash equivalents, end of period	$39,050,333	$41,027,086	$61,544,127	$65,863,790

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Liquidation	2005		Going Concern
	Basis	Liquidation	Going Concern	Basis
	For the	Basis	Basis	For the Year Ended
	Year Ended	November 18 to	January 1 to	December 31,
	December 31, 2006	December 31	November 17	2004

Supplemental information:
Cash paid during the period for interest including interest on Debentures of $979,688 and $2,063,000 for the period January 1 to November 17, 2005 and for the year ended December 31, 2004, respectively, and excluding interest funded by construction loans	$—	$5,016,192	$6,153,093	$8,613,174

(Tax refunds in excess of income taxes paid) cash paid during the period for income taxes, net of refunds	$(63,349)	$671,714	$54,461	$440,968

Supplemental schedule of non-cash investing and financing activities:
Release of shares held in deferred compensation plan	$5,181,985	$633,000	$100,000	$50,000

Provision for option cancellation reserve	$4,226,938

Reduction in option cancellation reserve	$925,943

Net transfer of deferred compensation assets and related liability	$14,720,730

Accrual for unpaid merger costs	$654,860

Other comprehensive income (loss); share of unrealized income (loss) on interest rate protection contract purchased by joint venture investment, net of tax				$50,429

The effect of deconsolidating $25,000,000 of Convertible Trust Preferred Securities and recording $25,775,000 of junior subordinated debentures and related joint venture investment				$775,000

Note issued for minority interest investment				$157,500

Assets and liabilities arising upon formation of joint venture:
Construction in process, including land of $2,000,000				$2,121,230

Mortgage assumed				$483,827

Accrued expenses and other liabilities assumed				$887,403

Minority interest contributed				$750,000

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business and Plan of Liquidation

Organization

Wellsford Real Properties, Inc. (and subsidiaries, collectively, the “Company”) was formed as a Maryland corporation on January 8, 1997, as a corporate subsidiary of Wellsford Residential Property Trust (the “Trust”). On May 30, 1997, the Trust merged (the “EQR Merger”) with Equity Residential (“EQR”). Immediately prior to the EQR Merger, the Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Trust. Immediately after the contribution of assets to the Company and immediately prior to the EQR Merger, the Trust distributed to its common stockholders all of its outstanding shares of the Company.

Business

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company’s remaining primary operating activities are the development, construction and sale of three residential projects and its approximate 23% ownership interest in Reis, Inc. (“Reis”). Reis is a provider of commercial real estate market information to investors, lenders and other professionals in the debt and equity capital markets. Previously, the Company’s activities had been categorized into three strategic business units (“SBUs”) within which it executed its business plans: (i) Commercial Property Activities; (ii) Debt and Equity Activities; and (iii) Residential Activities. See Footnote 11 for information regarding the Company’s remaining primary operating activities.

Merger with Reis

On October 11, 2006, the Company announced that it entered into a definitive merger agreement with Reis and Reis Services, LLC, a wholly-owned subsidiary of Wellsford (“Merger Sub”) to acquire Reis (the “Merger”) and that the Merger was approved by the independent members of the Company’s Board of Directors (the “Board”). At the effective time of the Merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued common stock of the Company, not including shares to be issued to Wellsford Capital, a wholly-owned subsidiary of the Company. The per share value of the Company’s common stock, for purposes of the Merger, has been established at $8.16 per share resulting in an implied equity value for Reis of approximately $90,000,000, including Wellsford’s 23% ownership interest in Reis.

Under the rules of the American Stock Exchange, or AMEX, a company listed on the AMEX is required to obtain stockholder approval before the issuance of common stock if the common stock issued in the merger exceeds 20% of the shares of common stock of the company outstanding immediately before the effectiveness of the merger. The Merger is expected to be consummated in the second quarter of 2007, subject to the receipt of necessary regulatory approvals and the satisfaction or waiver of other closing conditions.

If the Merger is consummated, the Company will terminate its previously adopted Plan of Liquidation (the “Plan,” as described below), but will continue with its residential development and sales activities related to its real estate assets over a period of years.

The cash portion of the Merger consideration is expected to be funded in part by a loan extended through the Bank of Montreal, as administrative agent, to Reis (the “Bank Loan”). The Bank Loan consists of $27,000,000, of which $25,000,000 may be used to pay the cash portion of the Merger consideration and the payment of related Merger costs and the remaining $2,000,000 may be utilized for Reis’s working capital needs). The remainder of the merger consideration and transaction costs is anticipated to be funded with cash from Reis and the Company.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Organization, Business and Plan of Liquidation (Continued)

There can be no assurance that the Reis stockholders will vote to approve the Merger and adopt the Merger agreement or that the Company’s stockholders will vote to issue shares of the Company’s common stock in connection with the Merger. Furthermore, there can be no assurance following a vote in favor of the Merger and such issuance of the Company’s common stock that the Merger will be consummated.

Plan of Liquidation

On May 19, 2005, the Board approved the Plan and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplates the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire more Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. If the Merger is consummated and the Plan is terminated, it will be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized as a return of capital for Company stockholders at that time to taxable dividend income. The Company estimates that $1.15 of the $14.00 per share cash distribution will be recharacterized as taxable dividend income.

The Company contemplated that approximately 36 months after the approval of the Plan, any remaining assets and liabilities would be transferred into a liquidating trust. The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed. The creation and operation of a liquidating trust will only occur if the Merger does not close and the Plan is not terminated.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements are presented on the going concern basis of accounting. As required by generally accepted accounting principles (“GAAP”), the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate.

The Company’s net assets in liquidation at December 31, 2006 and 2005 were:

	December 31,
	2006	2005

Net assets in liquidation	$57,596,000	$56,569,000
Per share	$8.67	$8.74
Common stock outstanding at each respective date	6,646,738	6,471,179

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

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive on the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions before a final liquidating distribution if the Plan were not terminated.

The termination of the Plan would result in the retention of the Company’s cash balances and subsequent cash flow from the sales of residential development assets for working capital and re-investment purposes after the consummation of the Merger. Such cash would not be distributed to the Company’s stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

The following paragraphs summarize certain of the material actions and events which have occurred regarding the Plan and certain decisions of the Board.

In March 2004, the Company reported that the Board authorized and retained the financial advisory firm, Lazard Frères & Co. LLC (“Lazard”), to advise the Company on various strategic financial and business alternatives available to it to maximize stockholder value. The alternatives included a recapitalization, acquisitions, disposition of assets, liquidation, the sale or merger of the Company and other alternatives that would keep the Company independent.

In March 2005, the Board authorized the marketing of the three residential rental phases of Palomino Park. In the second quarter of 2005, the Company engaged a broker to market these phases. In August 2005, the Company entered into an agreement to sell these phases for $176,000,000, subject to, among other things, stockholder approval of the Plan. The sale closed on November 22, 2005.

The following transactions, which are consistent with the intent of the Plan, occurred prior to the November 17, 2005 approval of the Plan by the Company’s stockholders: (i) in September 2005, the Company’s interest in its commercial property joint venture (“Wellsford/Whitehall”) was redeemed for approximately $8,300,000; (ii) by May 2005, the Company retired $12,680,000 of tax exempt bond financing; (iii) in April 2005, the Company redeemed its outstanding $25,775,000 of Debentures; and (iv) in November 2004, the Company received $15,000,000 for its interest in a joint venture which purchased debt instruments (“Second Holding”).

2.	Summary of Significant Accounting Policies

Basis of Presentation.

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting will continue to be used by the Company until such time that the Plan is terminated. If the stockholders of the Company approve the issuance of additional shares of the Company’s common stock and the Merger is consummated, then the Company would change from the liquidation basis of accounting to the going concern basis of accounting upon the effective termination of the Plan.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan. In addition, the estimate of net assets in liquidation per share, which except for projects under development, does not incorporate a present value discount. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation, or the price or prices at which the Company’s common stock has traded or is expected to trade in the future. If the Plan is terminated, no additional liquidating distributions will be made.

If the Merger with Reis is consummated, the Company’s assets, liabilities, and future operations will be presented on a going concern basis of accounting with assets being reported at the lower of historical cost, as adjusted for activity, or market.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on November 17, 2005, the date of the approval of the Plan by the Company’s stockholders, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2006. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at December 31, 2006 and 2005.

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon the Company’s budgets for constructing and selling the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units, homes or lots. Sales prices are determined in consultation with the respective third party companies who are the sales agent for the project, where applicable. Costs and expenses are based upon the Company’s budgets. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects’ planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios. The Company would be required to make additional equity contributions. For two projects, the Company has assumed that construction loans will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds are discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company’s equity investment. The effect of changes in values of real estate assets under development was a net decrease of approximately $3,079,000 from December 31, 2005 to December 31, 2006. The net decrease results primarily from the sale of condominium units and homes and changes in

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

the values of real estate under development, partially offset by the shortening of the discount period due to the passage of time.

The Company reports operating income on the Consolidated Statements of Changes in Net Assets in Liquidation which is comprised primarily of interest and other income earned on invested cash during the reporting periods.

The estimated net realizable value of the Company’s interests in Reis is derived from an approximate $90,000,000 equity value of Reis, based upon the Merger terms for valuation purposes at December 31, 2006 and offers Reis received from potential purchasers during prior reporting periods. See Footnote 11 for additional disclosure regarding Reis.

Assets of the Company’s deferred compensation plan at December 31, 2005 were included in restricted cash and investments and were primarily stated at their respective market values, which equaled the related deferred compensation liability. The assets and liabilities were transferred as part of the Beekman transaction, as set forth below, in January 2006 (see Footnote 11).

For the period November 18, 2005 to December 31, 2005, the Beekman assets (“Beekman”) were presented at the Company’s aggregate cost which equaled its net realizable value. On January 27, 2006, a company which was owned by Jeffrey Lynford, Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project, and others acquired the Beekman project for an amount equal to costs and expenses incurred by the Company.

Cash, deposits and escrow accounts are presented at face value. The Company’s remaining assets are stated at estimated net realizable value which is the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that have been valued on this basis include receivables, certain joint venture investments and other investments.

Mortgage notes and construction loans payable, construction payables, accrued expenses and other liabilities and minority interests are stated at settlement amounts.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and sale of other assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. Also, the Company has not recorded any liability for any cash operating shortfall that may result at the projects under development during the anticipated holding period because management currently expects that projected operating shortfalls could be funded from the overall operating profits derived from the sale of homes and condominium units and interest earned on invested cash. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected as well as other market factors. These accruals will be adjusted from time to time as projections and assumptions change.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Year Ended December 31, 2006
	Balance at	Adjustments and	Balance at
	December 31, 2005	Payments	December 31, 2006

Payroll, benefits, severance and retention costs	$11,963,000	$(2,981,000)	$8,982,000
Professional fees	4,715,000	(1,155,000)	3,560,000
Other general and administrative costs	7,379,000	(1,619,000)	5,760,000

Total	$24,057,000	$(5,755,000)	$18,302,000

	For the Period November 18, 2005
	to December 31, 2005
	Balance at	Adjustments and	Balance at
	November 18, 2005	Payments	December 31, 2005

Payroll, benefits, severance and retention costs	$12,368,000	$(405,000)	$11,963,000
Professional fees	4,837,000	(122,000)	4,715,000
Other general and administrative costs	7,562,000	(183,000)	7,379,000

Total	$24,767,000	$(710,000)	$24,057,000

If the Merger is consummated, a substantial portion of the reserve for Estimated Costs During the Liquidation Period will be reversed upon the reinstatement of the going concern basis of accounting.

Reserve for Option Cancellations

At March 31, 2006, the Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006 (see Footnote 9). This liability has been adjusted to reflect the net cash payments to option holders made during the period from March 31, 2006 through December 31, 2006, the impact of the exercise of 175,559 options by an officer in November 2006 and the change in the market price of the Company’s common stock during such period. The remaining reserve for option cancellations is approximately $2,633,000 at December 31, 2006. The estimate for option cancellations could materially change from period to period based upon (i) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (ii) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase the Company’s net assets in liquidation.

Going Concern Basis of Accounting

For all periods preceding the approval of the Plan on November 17, 2005, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from January 1, 2005 to November 17, 2005 and the year ended December 31, 2004.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries and include the assets and liabilities contributed to and assumed by the Company from the Trust, from the time such assets and liabilities were acquired or incurred, respectively, by the Trust. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions through the date of adoption of the liquidation basis of accounting. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Variable Interests

During 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN 46R. An entity is a VIE when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The following table and footnotes identify the Company’s VIEs:

VIE at
	December 31,		Requires
Entity (a)	2006	2005	Consolidation

Non-qualified deferred compensation trust	N/A	Yes	Yes	(b)
Reis	Yes	Yes	No	(c)
Wellsford Mantua, LLC	Yes	Yes	Yes	(d)
Claverack Housing Ventures, LLC	Yes	Yes	Yes	(e)
Beekman interests	N/A	Yes	No	(f)

(a)	For additional information regarding these entities, see Footnote 11.
(b)	The non-qualified deferred compensation trust (“Rabbi Trust” or “Deferred Compensation Plan”) was a VIE as it does not have its own equity. The Company was the primary beneficiary of the Rabbi Trust as the assets would be subject to attachment in a bankruptcy. The Company consolidated the assets and liabilities of the Rabbi Trust at December 31, 2005 and 2004, as well as for periods prior to the issuance of FIN 46R as appropriate under other existing accounting literature. During the first quarter of 2006, the assets and liabilities of the Rabbi Trust were transferred upon the sale of Beekman, (see footnote f below).
(c)	Reis is a VIE because as of the last capital event for that entity in 2002 (the triggering event for VIE evaluation purposes), it was determined that Reis did not have sufficient capital to support its business activities at that time. Consolidation of Reis is not required by the Company as it would not be the primary beneficiary.

(d)	Wellsford Mantua, LLC (“Wellsford Mantua”) is a VIE as the venture does not have sufficient equity to support its operations as the Company provides 100% of the financing to this entity and the owners have deminimus equity in the entity. The Company is the primary beneficiary and consolidates this entity.
(e)	Claverack Housing Ventures, LLC (“Claverack”), an entity in which the Company owns a 75% interest in equity and profits (except if returns exceed 35% per annum as defined) is considered a VIE, since the original capital is insufficient to support its contemplated activities. Claverack is consolidated, even though the two members share business decisions equally, since the Company would be the primary beneficiary of profits or absorber of losses. At December 31, 2006 and 2005, Claverack had

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

$452,000 and $62,000, respectively, of restricted cash and was subject to $449,000 of construction debt at December 31, 2005 which debt was jointly guaranteed by the Company and the principal of its joint venture partner.
(f)	The Beekman contract deposit interest was determined to be a VIE, however, since the Company’s investment was a mortgage interest, the Company has no GAAP equity in the entity and would not be the primary bearer of losses, consolidation was not appropriate. The Company sold Beekman in January 2006.

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

Depreciation was computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements and two to twelve years for furnishings and equipment. Depreciation and amortization expense was approximately $3,887,000 and $4,637,000 for the period January 1, 2005 to November 17, 2005 and for the year ended December 31, 2004, respectively, and included approximately $238,000 of amortization for certain costs previously capitalized to the Company’s investments in joint ventures during the year ended December 31, 2004. No amortization was recorded in 2005 as such capitalized costs related to the investments in joint ventures were fully amortized in 2004.

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

Revenue Recognition. Sales of real estate assets, including condominium units and single family homes, and investments are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method is not used for recording sales on condominium units as down payments are nominal and collectibility of the sales price from such a deposit is not reasonably assured until closing. Under the liquidation basis of accounting, sales revenue and cost of sales are not separately reported within the Statements of Changes in Net Assets as the Company has already reported the net realizable value of each development project at the applicable balance sheet dates. Commercial properties were leased under operating leases. Rental revenue from office properties was recognized on a straight-line basis over the terms of the respective leases. Residential units were leased under operating leases with typical terms of six to fourteen months and such rental revenue was recognized monthly as tenants were billed. Interest revenue is recorded on an accrual

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

basis. Fee revenues were recorded in the period earned, based upon formulas as defined by agreements for management services or upon asset sales and purchases by certain joint venture investments.

Share Based Compensation. SFAS No. 123 “Accounting for Stock-Based Compensation” establishes a fair value based method of accounting for share based compensation plans, including share options. Registrants may have elected to continue accounting for share option plans under Accounting Principles Board Opinion (“APB”) No. 25, but were required to provide pro forma net income and earnings per share information “as if” the fair value approach had been adopted. The Company previously elected to account for its share based compensation plans under APB No. 25, resulting in no impact on the Company’s consolidated financial statements through December 31, 2002.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued as an amendment to SFAS No. 123. The Company has used the prospective method of transition to account for stock-based compensation on a fair value basis since January 1, 2003. This method resulted in the Company applying the provisions of SFAS No. 123 to all 2003 and subsequent grants and, if applicable, to significant modifications to the terms of previously granted options, by expensing the determined fair value of the options over the future vesting periods.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company had a Rabbi Trust which was available to its employees and officers who could voluntarily contribute compensation awarded as either (a) shares of the Company’s stock or (b) bonuses paid in cash. The Rabbi Trust does not permit diversification of Company stock contributed into it and all distributions to employees were to be made in kind to the employee/beneficiary for such Company stock contributions. The Company’s stock held by the Rabbi Trust was classified in equity and recorded for accounting purposes in a manner equivalent to treasury stock. Any changes in the fair value of the stock were not recognized in the consolidated financial statements. Contributions made in cash to the Rabbi Trust were classified as restricted cash and investments with a corresponding liability within the consolidated balance sheets of the Company. In January 2006, the Rabbi Trust was acquired by an entity owned by Messrs. Lynford and Lowenthal and others along with the acquisition of the Beekman asset.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

The following table details the computation of earnings per share, basic and diluted:

	For the Period	For the Year
	January 1 to	Ended
	November 17,	December 31,
	2005	2004

Numerator:
Income (loss) from continuing operations	$3,018,292	$(33,428,519)
Income from discontinued operations, net of income tax expense of $80,000	—	725,069

Net income (loss)	$3,018,292	$(32,703,450)

Denominator:
Denominator for net income (loss) per common share, basic — weighted average common shares	6,467,639	6,460,129
Effect of dilutive securities:
Stock options	2,843	—

Denominator for net income (loss) per common share, diluted — weighted average common shares	6,470,482	6,460,129

Per share amounts, basic and diluted:
Income (loss) from continuing operations	$0.47	$(5.17)
Income from discontinued operations	—	0.11

Net income (loss)	$0.47	$(5.06)

Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification. Amounts in certain accounts as presented in the Consolidated Statements of Operations (going concern basis) for the period January 1 to November 17, 2005 and for the year ended December 31, 2004, as well as in Footnote 13 have been reclassified from a component of revenue to interest income on cash and investments. This reclassification does not result in a change to the previously reported income (loss) from continuing operations, net income (loss), or net income (loss) per share for any of the periods presented.

Accounting Pronouncements Not Yet Adopted. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (Continued)

applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company is evaluating SFAS No. 157 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is evaluating SFAS No. 159 and has yet not determined the impact the adoption will have on the consolidated financial statements.

3.     Restricted Cash and Investments

At December 31, 2005, deferred compensation arrangement deposits amounted to approximately $14,721,000. Deferred compensation arrangement deposits were primarily made by employees prior to 1997 and assumed from the Trust at the time of the Merger. Such deposits were made in cash, but could be used to purchase other investments including equity securities, bonds and partnership interests by the trustees of the Rabbi Trust. In December 2005, as a result of an amendment to the deferred compensation plan, four of the six participants in the Company’s deferred compensation plan withdrew their entire amounts from the plan which aggregated approximately $993,000. In January 2006, the subsidiary holding the balance of the deferred compensation assets and the related liabilities which are payable to the Company’s Chairman and the former President of the Company was acquired by a company which is owned by these individuals and others.

Deposits related to residential development projects and cash restricted for use by joint ventures was $2,937,000 and $3,332,000 at December 31, 2006 and 2005, respectively. At December 31, 2005, $900,000 was held in escrow related to the sale of the three operating rental phases of the Palomino Park project in November 2005 as security for certain covenants made to the buyer. The entire $900,000 escrow was released in May 2006 as no claims were asserted by the buyer.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.     Debt

At December 31, 2006 and 2005, the Company’s debt consisted of the following:

				Balance at
	Initial	Stated		December 31,
Debt/Project	Maturity Date	Interest Rate		2006	2005

Mortgage notes payable:
East Lyme Construction Loan	December 2007	LIBOR + 2.15% (A	)(B)	$10,579,000	$7,226,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65% (A	)	9,550,000	11,575,000
Claverack Construction Loan	December 2006	LIBOR + 2.20% (A	)(C)	—	449,000

Total mortgage notes payable				$20,129,000	$19,250,000

Liquidation value of real estate assets collateralizing mortgage notes payable				$36,000,000	$39,000,000

(A) Principal payments will be made from sales proceeds upon the sale of individual homes.

(B)	The East Lyme Construction Loan provides for two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Currently, the Company does not expect to meet the minimum home sales requirement condition and accordingly the terms of an extension will have to be negotiated with the lender.
(C)	The Claverack Construction Loan is jointly guaranteed by the Company and the principal of its joint venture partner.

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

The Company’s scheduled long-term maturities of construction debt at December 31, 2006 are as follows:

Period	Amount(A)

For the year ended December 31, 2007	$10,579,000
For the year ended December 31, 2008	—
For the year ended December 31, 2009	9,550,000

Total	$20,129,000

(A) Excludes payments expected to be made from sales proceeds.

The Company capitalizes interest related to the development of single family homes and condominiums, under construction to the extent such assets qualify for capitalization. Approximately

$1,316,000, $131,000, $1,375,000 and $490,000 was capitalized during the year ended December 31, 2006 the period November 18, 2005 to December 31, 2005, the period January 1, 2005 to November 17, 2005 and for the year ended December 31, 2004, respectively.

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
(Continued)

Debt (Continued)

Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. A five-year letter of credit from Commerzbank AG had secured the Palomino Park Bonds and a subsidiary of EQR had guaranteed Commerzbank AG’s letter of credit. The Company retired the $10,405,000 balance of this obligation prior to the expirations of the letter of credit and EQR’s guarantee in May 2005.

The Company incurred aggregate fees of approximately $54,000 and $240,000 for the years ended December 31, 2005 and 2004, respectively, related to all of the credit enhancement costs for the Palomino Park Bonds.

5.     Convertible Trust Preferred Securities/Debentures

In May 2000, the Company privately placed with a subsidiary of EQR 1,000,000 8.25% Convertible Trust Preferred Securities, representing beneficial interests in the assets of WRP Convertible Trust I, a Delaware statutory business trust which was a consolidated subsidiary of the Company (“WRP Trust I”), with an aggregate liquidation amount of $25,000,000. WRP Trust I also issued 31,000 8.25% Convertible Trust Common Securities to the Company, representing beneficial interests in the assets of WRP Trust I, with an aggregate liquidation amount of $775,000. The proceeds from both transactions were used by WRP Trust I to purchase $25,775,000 of the Company’s 8.25% convertible junior subordinated debentures. The transactions between WRP Trust I and the Company were eliminated in the consolidated financial statements of the Company prior to 2004 and consolidated thereafter through repayment in April 2005. The Company incurred approximately $450,000 of costs in connection with the issuance of the securities which was being amortized through May 2012.

The Convertible Trust Preferred Securities were convertible into 1,123,696 common shares at $22.248 per share and redeemable in whole or in part by the Company on or after May 30, 2002.

In March 2005, the Company notified EQR of its intent to redeem for cash its outstanding $25,000,000 of Convertible Trust Preferred Securities and then completed the redemption during April 2005.

The expense of approximately $824,000 and $2,100,000 for the Debentures includes related cost amortization and in the 2005 period, the write-off of the unamortized balance which is included in interest expense, for the period January 1, 2005 to November 17, 2005 and the year ended December 31, 2004, respectively.

6.	Income Taxes

The components of the income tax expense (benefit) from continuing operations are as follows:

	For the Period	For the Year Ended
	January 1 to	December 31,
	November 17, 2005	2004

Current federal tax	$—	$—
Current state and local tax	200,000	170,000
Deferred federal tax	32,000	(753,000)
Deferred state and local tax	(141,000)	453,000

Income tax expense (benefit)	$91,000	$(130,000)

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (Continued)

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax (benefit) expense for continuing operations is as follows:

	For the Period January 1 to November 17, 2005		For the Year Ended December 31, 2004
	Amount	Percent	Amount	Percent

Tax (benefit) at U.S. statutory rate	$1,088,000	35.00%	$(11,745,000)	(35.00%)
State taxes, net of federal benefit	38,000	1.23%	405,000	1.21%
Change in valuation allowance, net	(921,000)	(29.63%)	10,963,000	32.67%
Non-deductible/non-taxable items, net	(83,000)	(2.68%)	(89,000)	(0.27%)
Effect of difference in tax rate	(31,000)	(1.00%)	336,000	1.00%

	$91,000	2.92%	$(130,000)	(0.39%)

The Company has net operating loss (“NOL”) carryforwards, for Federal income tax purposes, resulting from the Company’s merger with Value Property Trust (“VLP”) in 1998 and its operating losses in 2004 and 2006. The NOLs aggregate approximately $58,000,000 at December 31, 2006, expire in the years 2007 through 2026. The NOLs include an aggregate of approximately $22,100,000 expiring in 2007 and 2008 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the “Code”). The Company has experienced an ownership change under Section 382 of the Code which has resulted in annual limitations on the ability to utilize the Company’s NOLs. It is expected that the consummation of the Merger will result in an additional ownership change which will further reduce the annual limitation.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to any ownership change of Wellsford including the Merger with Reis. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs, except to the extent the Company had built in gains that existed on the date of the ownership change which are subsequently recognized.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes including the liquidation basis beginning in 2005 and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred Tax Assets	(Liquidation Basis)

Net operating loss carryforwards	$19,727,820	$20,794,097
Asset basis differences — tax greater than liquidation value	3,791,245	3,329,891
Deferred compensation arrangements	—	6,300,830
Wellsford/Whitehall asset basis differences	—	178,579
AMT credit carryforwards	764,549	654,686
Reserve for estimated liquidation costs	7,644,979	10,783,647
Other	—	435,466

	31,928,593	42,477,196
Valuation allowance	(30,040,209)	(33,983,552)

Total deferred tax assets	1,888,384	8,493,644

Deferred Tax Liabilities

Asset basis differences — liquidation value greater than tax	(1,965,067)	(9,034,719)
Other	(46,989)	(40,053)

Total deferred tax liabilities	(2,012,056)	(9,074,772)

Net deferred tax (liability)	$(123,672)	$(581,128)

The Company’s net deferred tax liabilities are included in accrued expenses and other liabilities at December 31, 2006 and 2005 in the accompanying Consolidated Statements of Net Assets in Liquidation. The reduction in the deferred tax liability of approximately $457,000 in 2006 is included as part of the net changes in assets under development in the accompanying Consolidated Statements of Changes in Net Assets in Liquidation. Such amount is offset in part by current state income tax expense of $125,000.

The deferred tax assets and liabilities at December 31, 2006 and 2005 take into consideration the recordation of assets at estimated net realizable value. In addition, the reserve for estimated liquidation costs can only be utilized for tax purposes in the years when such costs are incurred. The impact of the adoption of the liquidation basis of accounting resulted in the Company recording net deferred tax liabilities of $130,000 and $443,000 at December 31, 2006 and 2005, respectively, after reserves.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that valuation allowances of approximately $30,040,000 and $33,984,000 at December 31, 2006 and 2005, respectively, are necessary.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.     Transactions With Affiliates

The following table details revenues, costs and expenses for transactions with affiliates for the identified periods:

	For the Year	For the Period	For the Period	For the Year
	Ended	November 18 to	January 1 to	Ended
	December 31,	December 31,	November 17,	December 31,
	2006	2005	2005	2004

Revenues:
WP Commercial fees (A):
Asset disposition fee revenue	$—	$—	$518,000	$46,000
Second Holding fees, net of fees paid to Reis of $100,000 and $120,000 in 2004 and 2003, respectively (B)	—	—	—	751,000

	$—	$—	$518,000	$797,000

Costs and expenses:
EQR credit enhancement(C)	$—	$—	$9,000	$81,000
Fees to our partners, or their affiliates, on residential development projects	600,000	83,000	595,000	431,000

	$600,000	$83,000	$604,000	$512,000

(A)	Wellsford/Whitehall is a joint venture by and among the Company, various entities affiliated with the Whitehall Funds (“Whitehall”), private real estate funds sponsored by The Goldman Sachs Group, Inc. (“Goldman Sachs”). The managing member (“WP Commercial”) is a Goldman Sachs and Whitehall affiliate. See Footnote 11 for additional information. The Company’s investment in Wellsford/Whitehall was redeemed in September 2005.
(B)	The Company sold its investment in Second Holding in November 2004 and earned management fees through the date of the sale.
(C)	Relates to the Palamino Park tax-exempt bonds issued by the Trust, credit enhanced by EQR in 1999, at the time of formation of the Company and repaid in May 2005.

The Company had an approximate 51.09% non-controlling interest in a joint venture special purpose finance company, Second Holding, organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. An affiliate of a significant shareholder of the Company, the Caroline Hunt Trust Estate, (which owns 405,500 shares of common stock of the Company at December 31, 2006 and 2005 (“Hunt Trust”)) together with other Hunt Trust related entities, own an approximate 39% interest in Second Holding. In the fourth quarter of 2004, the Company sold its interest in Second Holding for $15,000,000 in cash.

The Company currently has a preferred equity investment in Reis through Wellsford Capital. At December 31, 2006 and 2005, the carrying amount of the Company’s aggregate investment in Reis was approximately $20,000,000 on a liquidation basis. The Company’s investment represents approximately 23% of Reis’s equity on an as converted to common stock basis at December 31, 2006 and 2005. Such investment, which had previously been accounted for on the historical cost basis, amounted to approximately $6,790,000 at December 31, 2004. The President and primary common shareholder of Reis is Lloyd Lynford, the brother of Jeffrey Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s Board, was selected by the Company to also serve as its representative on the board of directors of Reis. He has served on the Reis board of directors since the third quarter of 2000. See Footnotes 1 and 11 regarding the Merger and additional information about Reis.

At December 31, 2005, approximately $2,231,000 (historical cost basis) was held by Wellsford Capital and approximately $4,559,000 (historical cost basis) represented the Company’s share held through Reis Capital Holdings, LLC (“Reis Capital”), a company which was organized to hold this investment. The

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transactions With Affiliates (Continued)

Company had an approximate 51.09% non-controlling interest in Reis Capital. The Hunt Trust who, together with other Hunt Trust related entities, owned an approximate 39% interest in Reis Capital. In September 2006, the members of Reis Capital approved the dissolution of this entity and distributed the Reis shares directly to the members in October 2006.

The pro rata converted interests in Reis owned by the other partners of Reis Capital, aggregate approximately 18%. Investments by the Company’s officers and directors at December 31, 2006 and 2005, together with shares of common stock previously held by Mr. Lynford represent approximately 2% of Reis’s equity, on an as converted basis. Additionally, a company controlled by the Chairman of EQR owns Series C and Series D Preferred Shares in Reis which aggregate to an approximate 4% converted interest.

Reis provided information to Second Holding for due diligence procedures on certain real estate-related investment opportunities through October 31, 2004. Second Holding incurred fees of $200,000 in connection with such services for the year ended December 31, 2004. The Company’s share of such fees was $100,000.

Messrs. Lynford and Lowenthal were members of the EQR board of directors from the date of the EQR Merger through their retirements from the EQR board in May 2003. In addition, the former president and vice chairman of EQR, Mr. Crocker, is a member of the Company’s Board. Mr. Neithercut, the current president and Chief Executive Officer of EQR, was elected to the Company’s Board on January 1, 2004 to represent EQR’s interests in the Company. Mr. Neithercut resigned as a director in April 2005. EQR had a 7.075%, 7.075% and a 14.15% interest in the Company’s residential project in Denver, Colorado at December 31, 2006 and 2005 and 2004, respectively, and provided credit enhancement for the Palomino Park Bonds through May 2005. A subsidiary of EQR was the holder of the Convertible Trust Preferred Securities and the 169,903 shares of class A-1 common stock of the Company. On January 25, 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to common shares.

With respect to EQR’s 14.15% interest at December 31, 2004 in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed in October 2005. Aggregate distributions of approximately $4,080,000 from the subsidiary corporation’s available cash and sales proceeds were made to EQR during the fourth quarter of 2005.

In January 2006, a company which is owned by Jeffrey Lynford and Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project and others acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000. This was accomplished through a sale of the entities that owned the Beekman project.

See Footnote 11 for additional related party information.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.     Shareholders’ Equity

The following table presents information regarding the Company’s securities:

	Shares Issued and Outstanding at
	December 31,	December 31,
	2006	2005

Series A 8% convertible redeemable preferred stock, $.01 par value per share, 2,000,000 shares authorized at December 31, 2005	—	—

Common stock, 101,000,000 and 98,825,000 shares authorized at December 31, 2006 and 2005, respectively, $.02 par value per share	6,646,738	6,301,276
Class A-1 common stock, 175,000 shares authorized, $.02 par value per share at December 31, 2005	—	169,903

Total common stock, all classes	6,646,738	6,471,179

In December 2006, the Board amended the Company’s charter to reclassify all of the authorized but unissued shares of Series A 8% Convertible Redeemable Preferred Stock, Class A-1 Common Stock, and to the extent such shares remain classified, Class A Common Stock, as shares of Common Stock of the Company.

The Company’s common stock and class A-1 common stock have a par value of $0.02 per share. For the year ended December 31, 2005 both classes of stock had rights that were substantially similar to each other including voting rights where each share of common stock and class A-1 common stock was entitled to one vote and equal voting rights.

In January 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to common shares.

The Company has issued shares of common stock to executive officers and other employees through periodic annual bonus awards, as well as certain shares issued at the date of the EQR Merger, which officers and employees could have elected to contribute into the Rabbi Trust. At December 31, 2005, an aggregate of 256,487 shares of common stock (which had an aggregate market value of approximately $1,539,000 based on the Company’s December 30, 2005 closing stock price of $6.00 per share), were in the Rabbi Trust for the benefit of Jeffrey Lynford and Mr. Lowenthal and had been classified as Treasury Stock in the Company’s consolidated financial statements. Historically, awards of Company stock vested over various periods ranging from two to five years, as long as the officer or employee was still employed by the Company. Four officers of the Company elected to have the balance of their respective deferred compensation accounts (aggregating 39,200 shares) distributed to them in December 2005 under the terms of an amendment to the deferred compensation plan. In addition, an aggregate of approximately $993,000 of cash from the $14.00 per share liquidating distribution and other investments was distributed to these officers. The

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Shareholders’ Equity (Continued)

following table presents changes to the stock held in the Rabbi Trust for the years ended December 31, 2006, 2005 and 2004:

	For the Years Ended December 31,
	2006		2005		2004
	Number	Value at	Number	Value at	Number	Value at
	of	Date of	of	Date of	of	Date of
	Shares	Issuance	Shares	Issuance	Shares	Issuance

Shares issued pursuant to plan, beginning of period	256,487		302,062		305,249
Shares released under terms of agreement or by transfer	(256,487)	$20.20	(45,575)	$16.09	(3,187)	$15.69

Balance at end of period	—		256,487		302,062

Shares vested at December 31			256,487		302,062

In January 2006, the subsidiary holding the balance of the shares in the Rabbi Trust as well as all other assets held by the Rabbi Trust were acquired by an entity owned by Jeffrey Lynford and Mr. Lowenthal and others along with the acquisition of the Beekman assets. The Company was relieved of the remaining deferred compensation liability which amounted to approximately $14,721,000 at December 31, 2005.

The Company issued an aggregate of 3,836 common shares during 2004 as part of the non-cash compensation arrangements to the non-employee members of the Company’s Board, which were valued in the aggregate at $64,000. Director compensation for 2005 was modified to exclude the issuance of options and stock in exchange for a cash payment.

The Company made its initial liquidating distribution of $14.00 per share on December 14, 2005. The Company did not declare or distribute any other dividends during the years ended December 31, 2006, 2005 and 2004.

9.     Stock Option Plans

The Company has adopted certain incentive plans (the “Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from immediate vesting to up to five years and generally contain the right to receive reload options under certain conditions. At December 31, 2006, remaining availability under these plans aggregated 782,606 common shares of which 429,032 expire on April 17, 2007 and 353,574 expire on March 10, 2008.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Option Plans (Continued)

The following table presents the changes in options outstanding by year, the effect of the following adjustments on the December 31, 2005 balances (see below) and other plan data:

	December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	1,845,584	$5.65	662,979	$20.15	665,672	$20.16
Granted	—	—	—	—	10,000	14.48
Exercised	(175,559)	(5.74)	(3,540)	(15.84)	(6,693)	(14.68)
Cancelled by cash payment exercise	(237,426)	(5.14)	—	—	—	—
Forfeited/cancelled/expired	(17,723)	(8.39)	(138,774)	(20.74)	(6,000)	(17.82)

Outstanding at end of period	1,414,876	5.68	520,665	20.02	662,979	20.15

Outstanding at December 31, 2005, as adjusted			1,845,584	$5.65

Options exercisable at end of period	1,414,876	$5.68	520,665	$20.02	662,979	$20.15

Options exercisable at December 31, 2005, as adjusted			1,845,584	$5.65

Weighted average fair value of options granted per year (per option)	$—		$—		$7.15

Weighted average remaining contractual life at end of period	1.6 years		2.6 years		2.7 years

As permitted by the Plan and in accordance with the provisions of the Company’s option plans, applicable accounting and the AMEX rules and Federal income tax laws, the Company’s outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company’s common stock as a result of the $14.00 per share initial liquidating distribution made to the Company’s stockholders. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. These adjustments do not result in a new grant and would not have any financial statement impact. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified “out of the money” options which had original maturity dates prior to December 31, 2008, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Option Plans (Continued)

The following table provides information regarding these extended options at December 31, 2006:

Options As
Historically	Options As	Initial Maturity	Extended Maturity
Presented	Adjusted	Date	Date

370,355	1,312,777	May 29, 2007	December 31, 2007
7,500	26,586	December 4, 2007	March 15, 2008

377,855	1,339,363

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

During the year ended December 31, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method. The remaining reserve for option cancellations reported at December 31, 2006 on the Consolidated Statement of Net Assets in Liquidation is approximately $2,633,000 is calculated based upon the difference in the closing stock price of the Company at December 31, 2006 of $7.52 and the individual exercise prices of all outstanding “in the-money” options at that date.

The following table presents additional option details at December 31, 2006 and 2005 reflecting the impact of the previously described adjustments:

	Options Outstanding and Exercisable			Options Outstanding and Exercisable
	at December 31, 2006			at December 31, 2005
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Life (Years)	Exercise Price

$4.09 to $4.55	106,343	5.08	$4.37	150,653	5.40	$4.37
$4.60	43,423	2.79	4.60	64,248	3.63	4.60
$5.03	37,220	1.82	5.03	53,171	2.77	5.03
$5.18 to $5.57	53,172	5.97	5.34	171,918	4.82	5.26
$5.81	1,148,132	1.00	5.81	1,361,285	2.00	5.81
$8.39 to $8.89	26,586	1.21	8.89	44,309	2.00	8.69

	1,414,876	1.57	5.68	1,845,584	2.62	5.65

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Option Plans (Continued)

Pursuant to SFAS No. 148, the pro forma net (loss) available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied (as well as the assumptions to calculate fair value on each year’s respective option grants using the Black-Scholes option pricing model) is as follows:

For the
Year Ended
December 31,
2004

(amounts in thousands, except per share amounts)
Net (loss) — as reported	$(32,703)
Add stock option expense included in net (loss) as reported, net of tax	72
Deduct fair value expense for stock options, net of tax	(146)

Net (loss) — pro forma	$(32,777)

Net (loss) per common share, basic and diluted:
As reported	$(5.06)

Pro forma	$(5.07)

Assumptions:
Expected volatility	29%
Expected life	10 years
Risk-free interest rate	4.24%
Expected dividend yield	—

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected share price volatility. Because the Company’s employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

During 2003, the Company adopted the prospective method to transition to a fair value basis of accounting for stock option grants in accordance with SFAS No. 148. For the year ended December 31, 2004, the Company recorded an expense of $72,000, related to the 10,000 options granted. No options were granted in 2006 and 2005 as a result of changes in the method of compensating directors.

10.	Commitments and Contingencies

The Company has employment, severance and retention arrangements with six of its officers and employees at December 31, 2006 (seven officers and employees at December 31, 2005). Such arrangements are for terms which expire during 2007 or have automatic renewal provisions. The Company estimates that approximately $5,890,000 will be paid related to these arrangements, which is included in the Reserve for Estimated Costs during the Period of Liquidation at December 31, 2006. This amount includes current contractual obligations over the remaining estimated time period of the Plan and certain estimated employment expenses by the liquidating trust.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Commitments and Contingencies (Continued)

In 2004, the Company made a contractual payment of $643,000 to Jeffrey Lynford upon the sale of Second Holding and expensed $1,286,000 during 2005 as a result of the sale of properties by Wellsford/Whitehall and the sale of the Palomino Park residential rental phases under the terms of his contract. In 2005, the Company paid $643,000 with the remaining $643,000 paid in January 2006. No further payments are due under these provisions of his contract. In January 2006, a $605,000 incentive bonus payment was made to Mr. Strong, Senior Vice President — Development, as a result of meeting certain investment return hurdles under his contract from the sale of the Palomino Park phases in 2005. Such amount was expensed at the time of the sale in 2005.

From time-to-time, legal actions may be brought against the Company in the ordinary course of business. There can be no assurance that such matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In 1997, the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after three months of service. Employer contributions, if any, are made based on a discretionary amount determined by the Company’s management. The Company made contributions to this plan of approximately $28,000, $31,000 and $31,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company is a tenant under an operating lease for its New York office through October 2008. Rent expense was approximately $817,000, and $921,000 for the period January 1, 2005 to November 17, 2005 and for the year ended December 31, 2004, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts.

Future minimum lease payments under the operating lease at December 31, 2006 are as follows:

Period	Amount

For the year ended December 31, 2007	$815,000
For the year ended December 31, 2008	679,000

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

Prior to the adoption of the liquidation basis of accounting, the Company’s operations were organized into three SBUs. The following table presents condensed balance sheet and operating data for these SBUs for the periods reported on a going concern basis:

(amounts in thousands)

For the Period	Commercial	Debt and	Residential Activities
January 1 to November 17, 2005	Property	Equity	Palomino	Other
(Going Concern Basis)	Activities	Activities	Park	Developments	Other*	Consolidated

Rental revenue	$—	$—	$12,153	$—	$—	$12,153
Revenue from sales of residential units	—	—	488	—	—	488
Interest revenue from debt instruments	—	59	—	—	—	59
Fee revenue	—	—	—	—	518	518

Total revenues	—	59	12,641	—	518	13,218

Cost of sales of residential units	—	—	386	—	—	386
Operating expenses	—	—	5,835	145	—	5,980
Depreciation and amortization	—	—	3,794	5	88	3,887
Interest expense	—	(32)	5,036	(576)	1,054	5,482
General and administrative	—	—	—	—	7,888	7,888

Total costs and expenses	—	(32)	15,051	(426)	9,030	23,623

Income from joint ventures	11,148	702	—	—	—	11,850
Interest income on cash and investments	—	7	—	10	1,475	1,492
Minority interest benefit	—	—	111	61	—	172

Income (loss) before income taxes and discontinued operations	$11,148	$800	$(2,299)	$497	$(7,037)	$3,109

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

(amounts in thousands)

For the Year	Commercial	Debt and	Residential Activities
Ended December 31, 2004	Property	Equity	Palomino	Other
(Going Concern Basis)	Activities	Activities	Park	Developments	Other*	Consolidated
Rental revenue	$—	$—	$13,367	$—	$—	$13,367
Revenue from sales of residential units	—	—	12,288	—	—	12,288
Interest revenue from debt instruments	—	177	—	—	—	177
Fee revenue	—	751	—	—	46	797

Total revenues	—	928	25,655	—	46	26,629

Cost of sales of residential units	—	—	10,131	—	—	10,131
Operating expenses	—	35	6,170	88	—	6,293
Depreciation and amortization	—	238	4,315	—	83	4,636
Interest expense	—	(27)	5,280	(338)	3,334	8,249
General and administrative	—	656	—	—	7,615	8,271

Total costs and expenses	—	902	25,896	(250)	11,032	37,580

(Loss) from joint ventures	(10,437)	(13,278)	—	—	—	(23,715)
Interest income on cash and investments	—	17	—	2	1,001	1,020
Minority interest benefit	—	35	22	31	—	88

(Loss) income before income taxes and discontinued operations	$(10,437)	$(13,200)	$(219)	$283	$(9,985)	$(33,558)

Income from discontinued operations before income taxes	$—	$805	$—	$—	$—	$805

*	Includes corporate cash, restricted cash and investments, U.S. Government securities, other assets, accrued expenses and other liabilities, general and administrative expenses, interest income and interest expense that has not been allocated to the operating segments.

Commercial Property Activities

The Company’s primary commercial property activities and its sole activity in this SBU consisted of its interest in Wellsford/Whitehall, a joint venture by and among the Company, various entities affiliated with Whitehall and private real estate funds sponsored by Goldman Sachs. The managing member was an affiliate of Goldman Sachs and Whitehall.

Wellsford/Whitehall was originally organized as a private real estate operating company which leased and re-leased space, performed construction for tenant improvements, expanded buildings, re-developed properties and based on general and local economic conditions and specific conditions in the real estate industry, sold properties for an appropriate price.

In September 2005, the Company ceased its Commercial Property Activities when its 35.21% equity interest in Wellsford/Whitehall was redeemed for approximately $8,300,000 plus certain modest contingent payments to be received in the future. Approximately $141,000 was received in December 2005 related to the contingent payments. The Company realized an aggregate gain on the redemption of its interest of $5,986,000 during the year ended December 31, 2005. The Company will not receive any additional payments from its investment in Wellsford/Whitehall. At the time of the redemption of the

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

Company’s interest in September 2005, Wellsford/Whitehall owned one office building and a parcel of land, both located in New Jersey.

The Company’s investment in Wellsford/Whitehall was accounted for on the equity method. The following table details the changes in the Company’s investment in Wellsford/Whitehall during the year ended December 31, 2005.

(amounts in thousands)	2005

Investment balance at January 1,	$4,229
Distributions	(7,042)
Share of (through September 23, 2005):
(Loss) from operations	(839)
Net gain from asset disposition transactions	6,000
Proceeds from redemption of interest less minority stockholders’ interest and transaction costs	(8,334)
Gain on redemption of interest	5,986

Investment balance at December 31,	$—

The following table presents condensed operating data for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
Condensed Operating Data	2005	2004

Rental revenue	$1,047	$1,042
Interest and other income	534	593

Total revenues	1,581	1,635

Operating expenses	900	850
Depreciation and amortization	625	668
Interest	390	597
General and administrative	43	195

Total expenses	1,958	2,310
(Loss) from impairment	(453)	(3,306)

(Loss) before discontinued operations	(830)	(3,981)
Income (loss) from discontinued operations (A)	15,136	(26,165)

Net income (loss)	$14,306	$(30,146)

(A)  Includes impairment provisions of $21,069 for 2004. See below.

Since the beginning of 2001, Wellsford/Whitehall completed 46 property sales or transfers, including 15 in 2005 and eight in 2004.

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

In April 2005, Wellsford/Whitehall completed the sale of a building in Needham, Massachusetts, for $37,500,000. Approximately $18,400,000 of the net proceeds were used to pay existing debt. Wellsford/

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

Whitehall reported a gain of approximately $7,000,000 on this transaction, of which the Company’s share was approximately $2,500,000.

In January 2005, Wellsford/Whitehall completed the sale of a portfolio of seven office properties and a land parcel for approximately $72,000,000, after selling and other costs. The properties are all located in New Jersey. Substantially all of the net proceeds from the sale and unrestricted cash and certain related reserve funds aggregating approximately $5,000,000 were used to retire existing debt. Additionally, in January 2005, Wellsford/Whitehall completed the sale of five retail stores for an aggregate sales price of $17,100,000, after selling costs. The net proceeds from the sale of the retail stores of approximately $1,300,000, after payment of related debt, were available to be used by Wellsford/Whitehall for working capital purposes. During the fourth quarter of 2004, Wellsford/Whitehall recorded an impairment loss provision of approximately $21,069,000 relating to the January 2005 sales (of which the Company’s share was approximately $7,419,000).

During July 2004, Wellsford/Whitehall completed a transaction whereby it transferred six of its Massachusetts properties, which were subject to mortgage debt of approximately $64,200,000, along with a land parcel, related restricted cash balances aggregating $6,428,000, cash and certain other consideration to a newly formed partnership which includes the New England family (the “Family”) that, at that time, owned an aggregate 7.45% equity interest in Wellsford/Whitehall (the “Family Partnership”), in redemption of the Family’s equity interests in Wellsford/Whitehall (the “Redemption Transaction”). As a result of this transaction, Wellsford/Whitehall recorded a loss of approximately $4,306,000 during the third quarter of 2004, of which the Company’s share was approximately $1,403,000. At the time of the Redemption Transaction, there was an elimination of an existing tax indemnity which Wellsford/Whitehall had to the Family’s members. The economic effect of this tax indemnity restricted most future asset sales through 2007 and required a minimum amount of non-recourse debt on Wellsford/Whitehall’s balance sheet. As these restrictions no longer remained, Wellsford/Whitehall was allowed to proceed with its sales program as described above.

WP Commercial provided management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP Commercial received an administrative management fee of 93 basis points on a predetermined value for each asset in the Wellsford/Whitehall portfolio. As Wellsford/Whitehall sold assets, the basis used to determine the fee was reduced by the respective asset’s predetermined value six months after the completion of such sales. During the years ended December 31, 2005 and 2004, Wellsford/Whitehall paid the following fees to WP Commercial or one of its affiliates, including amounts reflected in discontinued operations of Wellsford/Whitehall:

	For the Years Ended December 31,
	2005	2004

Administrative management	$1,834,000	$3,715,000

Construction, construction management, development and leasing	$75,000	$784,000

Financing fee	$750,000	$—

Whitehall paid the Company fees with respect to assets disposed of by Wellsford/Whitehall and for certain acquisitions of real estate made by certain other affiliates of Whitehall. These fees aggregated $518,000 and $46,000 for the years ended December 31, 2005 and 2004, respectively.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily made debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At December 31, 2006 and 2005, the Company, on the liquidation basis of accounting, had the following investments in the Debt and Equity Activities SBU:

•	approximately $423,000 and $453,000 at December 31, 2006 and 2005, respectively, in Clairborne Fordham, a company initially organized to provide $34,000,000 of mezzanine construction financing for a high-rise condominium project in Chicago, which currently owns and is selling the remaining two unsold residential units;

•	approximately $20,000,000 in Reis; and

•	approximately $291,000 and $666,000, at December 31, 2006 and 2005, respectively, in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Debt Investments

The following table presents information regarding the Company’s debt investments. At December 31, 2006 and 2005, Wellsford had no debt investments outstanding.

						Interest Revenue
			Annual	Stated		For the Years Ended December 31,
	Collateral		Interest Rate	Maturity Date	Prepayment Date	2005	2004

Guggenheim Loan	(A	)	8.25%	December 2005	September 2005	$58,000	$173,000

(A)	The loan represented the balance of proceeds from a sale during 2000 of a 4.2% interest in The Liberty Hampshire Company, L.L.C. (“Liberty Hampshire”). The loan was secured by partnership interests in Guggenheim.

Equity Investments

Second Holding

Second Holding was a special purpose finance company organized to purchase investment and non-investment grade rated real estate debt instruments and investment grade rated other asset-backed securities. The other asset-backed securities that Second Holding purchased may have been secured by, but not limited to, leases on aircraft, truck or car fleets, bank deposits, leases on equipment, fuel/oil receivables, consumer receivables, pools of corporate bonds and loans and sovereign debt. It was Second Holding’s intent to hold all securities to maturity. Many of the securities owned by Second Holding were obtained through private placements.

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

During the second quarter of 2004, the partner providing the credit enhancement requested that the management of Second Holding not purchase any further long-term investments and Second Holding accordingly suspended such acquisitions. During the third quarter of 2004, the partners evaluated alternatives available to Second Holding in addition to holding existing assets through their respective maturities and then retiring the related debt. As a consequence of not purchasing additional assets, operating income, fees earned and cash flows received by the Company from such fees declined during 2004.

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

The Company accounted for its investment in Second Holding on the equity method of accounting as its interests were represented by two of eight board seats with one-quarter of the vote on any major business decisions. The Company’s investment was approximately $29,167,000 at December 31, 2003. The Company’s share of (loss) from Second Holding’s operations was approximately $(4,790,000) for the eleven months ended November 30, 2004 (which was the date of sale). The loss in the year ended December 31, 2004 is the result of a $12,930,000 net impairment charge taken by Second Holding, of which the Company’s share was $6,606,000, related to the write-down of one of its investments during the first quarter of 2004, offset by a partial recovery when the investment was sold in the second quarter of 2004. The net fees earned by the Company, which were based on total assets of Second Holding, amounted to approximately $751,000 for the year ended December 31, 2004.

Condensed operating data for the year ended December 31, 2004 is as follows:

(amounts in thousands)	For the Year Ended
December 31,
Condensed Operating Data	2004*

Interest revenue	$38,248

Interest expense	30,478
Loss on investments	18,784
Fees and other	4,433

Total expenses	53,695

Net (loss)	$(15,447)

*  The Company sold its investment in Second Holding on November 30, 2004.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors (“PREI”), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in Clairborne Fordham, which is accounted for on the equity method, was approximately $423,000 and $453,000 at December 31, 2006 and 2005, respectively, on a liquidation basis.

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine construction financing (the “Mezzanine Loan”) for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago’s near northside (“Fordham Tower”). The Mezzanine Loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Company could have earned fees from PREI’s additional interest based on certain levels of returns on the project, however, additional interest was not accrued by the Company or Clairborne Fordham through the maturity of the Mezzanine Loan, nor did the Company accrue any fees.

The Mezzanine Loan was not repaid at maturity and as of October 2003, an amended loan agreement was executed. The amended terms provided for extending the maturity to December 31, 2004, the placement of a first mortgage lien on the project, no interest to be accrued after September 30, 2003 and for the borrower to add to the existing principal amount the additional interest due Clairborne Fordham at September 30, 2003 of approximately $19,240,000. Instead of interest after September 30, 2003, Clairborne Fordham was to participate in certain additional cash flows, as defined, if earned from net sales proceeds of the Fordham Tower project.

The amended loan agreement provided for a $3,000,000 additional capital contribution by the borrower and use of an existing cash collateral account to pay off an existing construction loan and any unpaid construction costs. Also, the amended loan agreement provided for an initial principal payment and all proceeds after project costs to be first applied to payment in full of the loan and the additional interest to Clairborne Fordham before any sharing of project cash flow with the borrower. Payments of $5,125,000 and $7,823,000 were made to Clairborne Fordham during the fourth quarter of 2003 and for the period January 1, 2004 to September 15, 2004, respectively, of which the Company’s share was $510,000 and $782,000, respectively.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which at that time included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). Additionally, Clairborne Fordham agreed to distribute the first $2,000,000 of sale proceeds to the former owner. No gain or loss was recognized by Clairborne Fordham or the Company as a result of the transfer. During the period September 15, 2004 to December 31, 2004, Clairborne Fordham sold the retail space and three residential units and realized approximately $8,677,000 of net proceeds before the $2,000,000 payment to the former owner. Clairborne Fordham distributed approximately $5,655,000 to the venture members including approximately $566,000 to the Company during the period September 15, 2004 to December 31, 2004. Undistributed proceeds were retained by Clairborne Fordham for working capital purposes. During the year ended December 31, 2005, Clairborne Fordham sold the parking garage and 13 residential units for aggregate net proceeds of approximately $26,812,000, of which approximately $2,645,000 was distributed to the Company during 2005. No distributions were received by the Company during 2006. Clairborne Fordham has two remaining residential units at

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

December 31, 2006. One of these two remaining units closed on March 19, 2007 for aggregate net proceeds of approximately $897,000, of which approximately $160,000 was distributed to Wellsford.

The following table details the Company’s share of income from Clairborne Fordham:

	For the Period	For the
	January 1 to	Year Ended
	November 17,	December 31,
	2005	2004

Additional interest income pursuant to the October 2003 amended loan agreement	$—	$314,000
Net income from sales of components and operations subsequent to the September 15, 2004 transaction	702,000	198,000

	$702,000	$512,000

Other Investments

Reis

The Company currently has a preferred equity investment in Reis through Wellsford Capital. At December 31, 2006 and 2005, the carrying amount of the Company’s aggregate investment in Reis was $20,000,000 on a liquidation basis, as described below. The Company’s investment represents approximately 23% of Reis’s equity on an as converted to common stock basis at December 31, 2006 and 2005. Such investment, which had previously been accounted for on the historical cost basis, amounted to approximately $6,790,000 at December 31, 2004, of which approximately $2,231,000 was held by Wellsford Capital and approximately $4,559,000 represented the Company’s share held through Reis Capital. Such interests were distributed to the Company in October 2006. Prior to the approval of the Plan, the cost basis method was used to account for Reis as the Company’s ownership interest is shares in non-voting Reis preferred stock and the Company’s interests are represented by one member of Reis’s seven member board of directors. The adjustment to report Reis at estimated net realizable value upon the adoption of the liquidation basis of accounting is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation at November 17, 2005.

In the first quarter of 2006, Reis was considering offers from potential purchasers ranging between $90,000,000 and $100,000,000 to acquire 100% of Reis’s capital stock. Based on these offers, in estimating the net proceeds in valuing Reis, if Reis were to be sold at that amount, the Company would have received approximately $20,000,000 of proceeds, subject to escrow holdbacks. These potential sale proceeds are reflected in the Company’s net realizable value presentation at December 31, 2005.

On October 11, 2006, the Company announced that it entered into a definitive merger agreement with Reis and Merger Sub and that the Merger was approved by the independent members of the Board. At the effective time of the Merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued common stock of the Company not including shares to be issued to Wellsford Capital. The per share value of the Company’s common stock, for purposes of the Merger, has been established at $8.16 per share in the Merger agreement, resulting in an implied equity value for Reis of approximately $90,000,000, including the Company’s 23% ownership interest in Reis. It is expected that this transaction will be tax-free to Reis stockholders except with respect to the cash portion of the consideration received. The cash portion of the Merger consideration is expected to be funded in part by the Bank Loan, which consists of $27,000,000 (of which $25,000,000 may be used to pay the cash portion of the Merger consideration and the payment of related

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

Merger costs and the remaining $2,000,000 may be utilized for Reis’s working capital needs.) The remainder of the Merger consideration and transaction costs is anticipated to be funded with cash from Reis and the Company.

After considering a range of values, including the current market price for the Company’s stock on the stock portion of the consideration and the per share price as established for the Merger agreement, the Company determined that it is appropriate to continue to value its investment in Reis at $20,000,000 at December 31, 2006.

Value Property Trust

During April 2004, the Company sold the Philadelphia, Pennsylvania property, the last remaining property acquired as part of the February 1998 merger with VLP, for net proceeds of approximately $2,700,000. As a result of the sale, the Company reversed approximately $625,000 of the remaining balance of impairment reserves recorded in 2000. During June 2004, the Company recognized approximately $184,000 of proceeds which had been placed in escrow from the 2003 sale of the Salem, New Hampshire property, as a result of the expiration of a contingency period. The contingent proceeds and the reversal of the impairment reserve were reflected in income from discontinued operations during the second quarter of 2004 and the year ended December 31, 2004.

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidated Wellsford Mantua at December 31, 2006 and 2005. The Company’s investment in Wellsford Mantua was approximately $291,000 and $666,000 on a liquidation basis at December 31, 2006 and 2005, respectively. The Company received a cash distribution of $375,000 related to this investment during the year ended December 31, 2006.

Residential Activities

Palomino Park

The Company has been the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units were operated as rental property until they were sold in November 2005, as described below. The 264 unit Silver Mesa phase was converted into condominiums (sales commenced in February 2001 and by August 2005 the Company had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project. At December 31, 2006 and 2005, the Company had a 92.925% interest in the final phase of Palomino Park and a subsidiary of EQR owned the remaining 7.075% interest. At December 31, 2004, the Company’s interest was 85.85% and EQR’s interest was 14.15%.

With respect to EQR’s 14.15% interest at December 31, 2004 in the corporation that owns Palomino Park, there existed a put/call option between the Company and EQR related to one-half of such interest (7.075%). In February 2005, the Company informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed in October 2005. Aggregate distributions from the subsidiary corporation’s available cash and sales proceeds of approximately $4,080,000 were made to EQR during 2005.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

In November 2005, the Company sold the Blue Ridge, Red Canyon and Green River rental phases for $176,000,000 to a national financial services organization and realized a gain of approximately $57,202,000 after EQR’s interest, specific bonuses paid to executives of the Company related to the sale and estimated state and Federal taxes. This amount is reflected in the adjustment to net realizable value of $72,485,000 on the Consolidated Statement of Changes in Net Assets in Liquidation at November 17, 2005. The Company repaid an aggregate of approximately $94,035,000 of mortgage debt and paid approximately $4,600,000 of debt prepayment costs from the sale proceeds, among other selling costs.

In December 1995, the Trust marketed and sold $14,755,000 of tax-exempt bonds to fund construction at Palomino Park. Initially, all five phases of Palomino Park were collateral for the Palomino Park Bonds. The Palomino Park Bonds had an outstanding balance of $12,680,000 at December 31, 2004 and were collateralized by four phases at Palomino Park. In January 2005, the Palomino Park Bonds were paid down by $2,275,000 in order to release the Gold Peak phase from the bond collateral. A five-year letter of credit from Commerzbank AG had secured the Palomino Park Bonds and a subsidiary of EQR had guaranteed Commerzbank AG’s letter of credit. The Company retired the $10,405,000 balance of this obligation prior to the expirations of the letter of credit and EQR’s guarantee in May 2005.

In December 1997, Phase I, the 456 unit phase known as Blue Ridge, was completed at a cost of approximately $41,600,000. At that time, the Company obtained a $34,500,000 permanent loan (the “Blue Ridge Mortgage”) secured by a first mortgage on Blue Ridge. The Blue Ridge Mortgage had a maturity date in December 2007 and bore interest at a fixed rate of 6.92% per annum. Principal payments were based on a 30 year amortization schedule.

In November 1998, Phase II, the 304 unit phase known as Red Canyon, was completed at a cost of approximately $33,900,000. At that time, the Company obtained a $27,000,000 permanent loan (the “Red Canyon Mortgage”) secured by a first mortgage on Red Canyon. The Red Canyon Mortgage had a maturity date in December 2008 and bore interest at a fixed rate of 6.68% per annum. Principal payments were based on a 30 year amortization schedule.

In October 2000, Phase III, the 264 unit phase known as Silver Mesa, was completed at a cost of approximately $44,200,000. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sell out period until the inventory available for sale had been significantly reduced and additional units were required to be prepared for sale. The Company made a payment of $2,075,000 to reduce the outstanding balance on the tax-exempt bonds in order to obtain the release of the Silver Mesa phase from the Palomino Park Bond collateral and obtained a $32,000,000 loan which was collateralized by the unsold Silver Mesa units and matured in December 2003 (the “Silver Mesa Conversion Loan”). During May 2003, the Company repaid the remaining unpaid principal balance of the Silver Mesa Conversion Loan with proceeds from Silver Mesa unit sales and available cash.

Sales of condominium units at the Silver Mesa phase of Palomino Park commenced in February 2001 and by August 2005 all of the 264 units were sold. The following table provides information regarding sales of Silver Mesa units:

	For the Years Ended
	December 31,
	2005	2004

Number of units sold	2	53
Gross proceeds	$488,000	$12,288,000

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

As the Company sold Silver Mesa units, rental revenue, the corresponding operating expenses and cash flow from the units being rented diminished. Rental revenue from the Silver Mesa phase was approximately $51,000 for the year ended December 31, 2004.

In December 2001, Phase IV, the 424 unit phase known as Green River, was completed at a cost of approximately $56,300,000. In February 2003, the Company obtained a $40,000,000 permanent loan secured by a first mortgage on Green River (the “Green River Mortgage”). The Green River Mortgage had a maturity date in March 2013 and bore interest at a fixed rate of 5.45% per annum. Principal payments were based on a 30 year amortization schedule.

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan matures in November 2009 and has an additional extension option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $9,550,000 and $11,575,000 at December 31, 2006 and 2005, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

Gold Peak unit sales commenced in January 2006. At December 31, 2006, there were 31 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

For the Year Ended
December 31, 2006

Number of units sold	108
Gross sales proceeds	$31,742,000
Principal paydown on Gold Peak Construction Loan	$24,528,000

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. The buyer has held back approximately $396,000 which will be released in two installments in September 2007 and 2008. The Company believes that this amount will be collected and has recorded such amount at full value in the statement of net assets at December 31, 2006. The Company had reflected a value of $900,000 related to the telecommunication assets and services at December 31, 2005.

Other Developments

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004.

After purchasing the land, the Company executed an agreement with a homebuilder (the “Homebuilder”) who will construct and sell the homes for this project and is a 5% partner in the project along with receiving other consideration.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 to be drawn upon as costs are expended. The East Lyme Construction Loan (the “East Lyme Construction Loan”) bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Currently, the Company does not expect to meet the minimum home sale requirement condition and, accordingly, the terms of an extension will have to be negotiated with the lender. The balance of the East Lyme Construction Loan was approximately $10,579,000 and $7,226,000 at December 31, 2006 and 2005, respectively. The Company has a 4% LIBOR cap expiring in July 2007 for the East Lyme Construction Loan.

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At December 31, 2006, three East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

For the Year Ended
December 31, 2006

Number of homes sold	5
Gross sales proceeds	$3,590,000
Principal paydown on East Lyme Construction Loan	$3,246,000

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the net realizable value of the property at December 31, 2006 and 2005.

Claverack

The Company has a 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel is subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family home lots.

Claverack is capitalized with $3,000,000 of capital, the Company’s share of which was contributed in cash and the 25% partner’s contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and matures in February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000 which was used to retire the existing mortgage and was drawn upon as needed to construct a custom design model home (the “Claverack Construction Loan”). The Claverack Construction Loan bore interest at LIBOR + 2.20% per annum and matured in December 2006 with a six-month extension at the Company’s option upon satisfaction of certain conditions being met by the borrower. Such option was exercised and approximately $1,310,000 could be drawn on the Claverack Construction Loan through June 2007. The balance of the Claverack Construction Loan was approximately $449,000 at December 31, 2005.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (Continued)

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company’s share was approximately $526,000.

Effective April 2006, the Company executed a letter agreement with its venture partner to enable the Company to make advances instead of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. The Company advanced approximately $728,000 through December 31, 2006; such amount remained outstanding at that date.

During July 2006, the initial home was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the outstanding balance of the Claverack Construction Loan of approximately $690,000 was repaid to the bank. At December 31, 2006, there were no additional houses under construction on either parcel. In February 2007, Claverack sold one lot to the venture partner leaving four lots of the original seven lots available for sale on the 65 acre parcel. In January 2007, Claverack obtained conditional subdivision to 48 lots for The Stewardship.

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

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to the Jeffrey Lynford and Mr. Lowenthal, or a company in which they have ownership interests, at the greater of the Company’s aggregate costs or the appraised values. In January 2006, a company which was owned by Jeffrey Lynford and Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project and others acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets.

12.	Fair Value of Financial Instruments

At December 31, 2006 and 2005, the Company’s assets were stated at their net realizable values and liabilities were stated at their estimated settlement amounts. All of the Company’s debt at December 31, 2006 and 2005 was floating rate based. The Company has two interest rate caps which had a fair value aggregating approximately $97,000 and $168,000 at December 31, 2006 and 2005, respectively. See Footnotes 4 and 11 for more information about the Company’s debt.

13.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated quarterly financial information is as follows:

	March 31,		September 30,	December 31,
	2006	June 30, 2006	2006	2006

Net assets in liquidation	$53,384,000	$55,844,000	$56,211,000	$57,596,000
Per share	$8.25	$8.63	$8.69	$8.67
Common stock outstanding at each respective date	6,471,179	6,471,179	6,471,179	6,646,738

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Summarized Consolidated Quarterly Information (Unaudited) (Continued)

				For the Period
	For the Three Months Ended			October 1 to
2005	March 31	June 30	September 30	November 17

Revenues	$3,875,529	$3,696,893	$3,807,757	$1,838,180
Costs and expenses	(6,573,151)	(7,506,813)	(6,088,942)	(3,454,186)
(Loss) income from joint ventures	(490,353)	6,403,376	5,601,729	334,981
Interest income on cash and investments	425,976	340,422	423,407	302,311
Minority interest benefit	31,037	35,244	42,802	63,093

(Loss) income before income taxes	(2,730,962)	2,969,122	3,786,753	(915,621)
Income tax (expense)	(60,000)	—	(10,000)	(21,000)

Net (loss) income	$(2,790,962)	$2,969,122	$3,776,753	$(936,621)

Per share amounts, basic and diluted:*
Net (loss) income	$(0.43)	$0.46	$0.58	$(0.14)

Weighted average number of common shares outstanding:
Basic	6,467,639	6,467,639	6,467,639	6,467,639

Diluted	6,467,639	6,468,509	6,476,698	6,467,639

December 31,
2005

Net assets in liquidation	$56,569,000
Per share	$8.74
Common stock outstanding at each respective date	6,471,179

*	Aggregate quarterly earnings per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

The following reconciliation of real estate assets and accumulated depreciation is presented on the going concern basis of accounting at historical cost:

	For the Period	For the Year
	January 1 to	Ended
	November 17,	December 31,
(amounts in thousands)	2005	2004

Real Estate
Balance at beginning of period	$132,311	$132,293
Additions:
Capital improvements	23	18

	132,334	132,311
Less:
Real estate sold	—	—
Reclassified costs to residential units available for sale	—	—

Balance at end of period	$132,334	$132,311

Accumulated Depreciation
Balance at beginning of period	$21,031	$16,775
Additions:
Charged to operating expense	3,740	4,256

	24,771	21,031
Less:
Accumulated depreciation real estate sold	—	—
Accumulated depreciation on costs reclassified to residential units held for sale	—	—

Balance at end of period	$24,771	$21,031

S-1