Form 10-K/A
period 2006-12-31
WELLSFORD REAL PROPERTIES INC
filed 2007-04-30
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Wellsford Real Properties, Inc., which we refer to as Wellsford, is filing this Form 10-K/A to amend Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was previously filed with the Securities and Exchange Commission on March 29, 2007. The Form 10-K is being amended to include information that was to be incorporated by reference from Wellsford’s definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Wellsford’s definitive proxy statement will not be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006. Wellsford is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of its Form 10-K. In addition, the cover page of the Form 10-K has been updated and amended, a date has been corrected on pages 20 and 42, and the 2005 and 2004 consolidated financial statements and the notes related thereto of Wellsford/Whitehall Group, L.L.C., which were dropped from the last filing, have been included.

In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Exchange Act, Wellsford is including currently dated certifications. This Form 10-K/A does not reflect events occurring after the filing of Wellsford’s Form 10-K on March 29, 2007 or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above. All other items of the Form 10-K have not been amended and are simply reported herein.

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
F-7
	Notes to Consolidated Financial Statements	F-9
	Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-46

FINANCIAL STATEMENT SCHEDULES
	III. Real Estate and Accumulated Depreciation	S-1
All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.
EX-10.33: EMPLOYMENT AGREEMENT
EX-23.1: CONSENT OF ERNST & YOUNG LLP
EX-23.2: CONSENT OF ERNST & YOUNG LLP
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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change under Section 382 of the Code. In general, Section 382 imposes an annual limitation on a corporation’s ability to use its net operating losses, or NOLs, from taxable years or periods ending on or before the date of an ownership change to offset U.S. Federal taxable income in any post-change year. Wellsford will likely experience an ownership change as a result of the merger, in which case the combined company will be subject to the limitation under Section 382 with respect to pre-change NOLs of Wellsford. Section 382 imposes significant limitations of the use of Wellsford’s NOL carryforwards. During 2005 Wellsford experienced an ownership change under Section 382. That change resulted in an annual limitation of approximately $4,700,000. It is expected that the merger will result in another ownership change and that the annual limitation on Wellsford’s use of NOLs through 2026 will, as a result of such ownership change, be reduced to approximately $2,000,000 per year (based on current interest rates and market prices for Wellsford common stock).

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

Income Taxes

Wellsford has NOL carryforwards, for Federal income tax purposes, resulting from Wellsford’s merger with VLP in 1998 and its operating losses in 2004 and 2006. The NOLs aggregate approximately $58,000,000 at December 31, 2006, expire in the years 2007 through 2026. The NOLs include an aggregate of approximately $22,100,000 expiring in 2007 and 2008 and are subject to an annual and aggregate limit on utilization of NOLs after an ownership change, pursuant to Section 382 of the Code. An ownership change occurred under Section 382 during 2005, resulting in an estimated annual limitation of approximately $4,700,000. It is expected that the consummation of the merger will result in an additional ownership change which will reduce the annual limitation to be approximately $2,000,000 (based on current interest rates and market prices for Wellsford common stock) per year through 2026.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The current executive officers and directors of Wellsford, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

Jeffrey H. Lynford	59	Chairman of the Board, Chief Executive Officer, President and Director**
James J. Burns	67	Vice Chairman and Secretary
David M. Strong	49	Senior Vice President of Development
Mark P. Cantaluppi	36	Vice President, Chief Financial Officer
Bonnie R. Cohen	64	Director***
Douglas Crocker II	67	Director**
Meyer S. Frucher	60	Director***
Mark S. Germain	56	Director**
Edward Lowenthal	62	Director*

*	Term expires during 2007.

**	Term expires during 2008.

*** Term expires during 2009.

After the consummation of the proposed merger with Reis, it is contemplated that the board of directors of Wellsford will be composed of ten members, including the six existing Wellsford directors, as well as Lloyd Lynford, Jonathan Garfield, and another two individuals, Michael J. Del Giudice and M. Christian Mitchell, both of whom have been appointed by Wellsford’s board of directors effective on the consummation of the merger and both of whom will meet the appropriate independence standards. Wellsford’s board of directors is classified into three classes. In accordance with the Maryland General Corporation Law, which we refer to as the MGCL, all four of the newly appointed directors will stand for election at the 2008 Wellsford annual meeting. They will then be divided among the three classes.

Nominee for Election as a Director

The following individual has been nominated by the Wellsford board of directors for election as a director at the annual meeting based on the review and recommendation of the Nominating Committee:

Edward Lowenthal, age 62, has been a director of Wellsford since its formation in January 1997. Mr. Lowenthal served as the President and Chief Executive Officer of Wellsford from its formation until his retirement on March 31, 2002. Mr. Lowenthal served as the President and Chief Executive Officer and as a trustee of the Residential Property Trust from its formation in July 1992 until consummation of the merger with EQR in May 1997. Mr. Lowenthal is President of Ackerman Management LLC, a real estate advisory and investment firm. Mr. Lowenthal currently serves as a director of Reis, Omega Healthcare, Inc., a healthcare REIT, American Campus Communities, a student housing REIT and Homex, a Mexican home builder. He is also a trustee of the Manhattan School of Music.

Other Directors

Bonnie R. Cohen, age 64, has been a director of Wellsford since June 2003. Ms. Cohen has been a principal of B R Cohen and Associates, a consulting firm, since January 2002. From 1998 to 2002, Ms. Cohen served as Under Secretary for Management of the U.S. Department of State where she was responsible for the day-to-day operations of the State Department including all embassies, personnel, finance, budget, information systems and consultant affairs. Prior to assuming the position at the State Department, Ms. Cohen was Assistant Secretary for Policy, Management and Budget at the U.S. Department of the Interior. Ms. Cohen is also a director of Cohen and Steers Investment Company, a manager of over 15 real estate mutual funds, Moriah Fund and the Posse Foundation. She is chair of the Global Heritage Fund. Ms. Cohen received a Masters in Business Administration from Harvard Business School where she is on the visiting committee.

Douglas Crocker II, age 67, has been a director of Wellsford since May 1997. Mr. Crocker was Chief Executive Officer, President and a Trustee of EQR from March 1993 until December 31, 2002, and also served as Vice Chairman of EQR from January 1, 2003 through May 2003. EQR is a REIT that owns and operates residential properties and is the general partner of ERP Operating Limited Partnership. Mr. Crocker remains very active in the multifamily housing industry, serving on boards or committees of various multifamily housing associations. Mr. Crocker is a past Trustee of the Multifamily Council of the Urban Land Institute and former member of the Board of Governors of NAREIT. Mr. Crocker is past chairman of the National Multi Housing Council and on the Advisory Board of the DePaul University Real Estate School. Mr. Crocker also serves as a director of the following companies in the real estate industry: Reckson Associates, an office building REIT specializing in the New York metropolitan area; Ventas, Inc., a leading healthcare related REIT; Post Properties, a multifamily REIT; and Acadia Realty Trust, a REIT which owns and operates shopping centers.

Jonathan Garfield, age 50, has been appointed to serve as a director of Wellsford upon consummation of the merger. Mr. Garfield, a founder of Reis, has been the Executive Vice President and Secretary of Reis and a member of the Reis board of directors since 1981. Mr. Garfield created and maintains the applications and database which contains Reis’s time series data on the property, metropolitan and neighborhood levels. He led the initial transition to electronic delivery of Reis’s information products by managing the design, production, testing and maintenance of Reis SE. Mr. Garfield oversees Reis’s corporate reporting, including legal, accounting, audit, tax and financing issues. Mr. Garfield graduated cum laude from Pomona College.

Michael J. Del Giudice, age 64, has been appointed to serve as a director of Wellsford upon consummation of the merger. Mr. Giudice currently serves as a Senior Managing Director of Millennium Credit Markets LLC and MCM Securities LLC which specialize in advising and financing corporate, energy, real estate and investment management clients. Mr. Del Giudice is also the Chairman and Managing Director of Rockland Capital Energy Investments LLC, a company which acquires and restructures independent power projects in North America and Europe. In addition, Mr. Del Giudice serves as the Lead Independent Director of Con Edison Inc., Vice Chairman and trustee of the board of trustees of the New York Racing Association and Chairman of the Governor’s Committee on Scholastic Achievement, an educational non-profit group. Mr. Del Giudice is also a member of the board of directors of Barnes & Nobles, Inc., Fusion Telecommunications Intl. and a member of the board of advisors of Corinthian Capital Group, LLC.

Meyer “Sandy” Frucher, age 60, has been a director of Wellsford since June 2000. Mr. Frucher has served as Chairman and Chief Executive Officer of the Philadelphia Stock Exchange since June 1998 after serving on its Board of Governors since September 1997. From 1988 to 1997, Mr. Frucher was Executive Vice President-Development of Olympia & York Companies (U.S.A.) and coordinated and oversaw all of Olympia & York’s development projects in the U.S. From 1988 to 1999, Mr. Frucher was Trustee and then Chairman of the New York City School Construction Authority. From 1984 to 1988, he was President and Chief Executive Officer of Battery Park City Authority.

Mark S. Germain, age 56, has been a director of Wellsford since May 1997. Mr. Germain served as a trustee of the Real Properties Trust from November 1992 until the consummation of its merger with EQR in May 1997. For more than the past five years, he has been employed by Olmsted Group L.L.C., which is a consultant to biotechnology and other high technology companies. Mr. Germain also serves as a director of several privately-held biotechnology companies and of Stem Cell Innovations, Inc., a publicly traded company. He is a graduate of NYU School of Law, cum laude, and Order of the Coif, and was previously a partner in a New York law firm.

Jeffrey H. Lynford, age 59, has been the Chairman of the Board and a director of Wellsford since its formation in January 1997. Mr. Lynford has also been the President and Chief Executive Officer of Wellsford since April 1, 2002. Jeffrey Lynford previously served as Chief Financial Officer of Wellsford from June 2000 until December 2000 and as Secretary of Wellsford from January 1997 to March 2002. Jeffrey Lynford served as the Chairman of the board and Secretary of the Residential Property Trust from its formation in July 1992 until consummation of the merger with EQR in May 1997. Jeffrey Lynford served as the Chief Financial Officer of the Real Properties Trust from July 1992 until December 1994. Jeffrey Lynford currently serves as a trustee and vice-chairman of Polytechnic University and is a trustee emeritus of the National Trust for Historic Preservation and the Caramoor Center for Music and the Arts. Jeffrey Lynford is the brother of Lloyd Lynford.

Lloyd Lynford, age 51, has been appointed to serve as a director of Wellsford upon consummation of the merger. Lloyd Lynford, a founder of Reis, has been the President, Chief Executive Officer and Treasurer of Reis and a member of the Reis board of directors since 1981 and is primarily responsible for the firm’s strategic direction. Lloyd Lynford served on the board of the Real Estate Research Institute from 1993 to 1997 and served as its President from 1996 to 1997 and also served on the Editorial Board of the Journal of Real Estate Portfolio Management. He has lectured at The Wharton School, Berkeley, MIT, New York University, Columbia University, and Cambridge University (England). Lloyd Lynford graduated magna cum laude from Brown University. Lloyd Lynford is the brother of Jeffrey Lynford.

M. Christian Mitchell, age 52, has been appointed to serve as a director of Wellsford upon consummation of the merger. Mr. Mitchell has been a member of the board of directors of Hanmi Financial Corporation (and its wholly-owned subsidiary, Hanmi Bank), a bank serving primarily the Korean-American community, since 2004. He is also the designated financial expert and Chairman of the Audit Committee, as well as a member of the Finance and Planning and Compliance Committees of Hanmi Bank. Mr. Mitchell has also served as a member of the board of directors and as Chairman of the Audit Committee of Special Value Opportunities Fund, LLC, a closed-end SEC registered investment company, since 2004. Furthermore, Mr. Mitchell is also an investor in, and has served on the board of directors of, First Chicago Bancorp, Inc., a bank holding company in Chicago, Illinois, since 2006. Mr. Mitchell also has served as President of the National Association of Corporate Directors, Southern California Chapter since 2007 and has been an adjunct accounting professor at the University of Redlands since 2006. Mr. Mitchell was with Deloitte & Touche LLP from 1977 to 2003, and served as the National Managing Partner, Mortgage Banking/Finance Companies Practice from 2001 to 2003.

Executive Officers

Each executive officer of Wellsford holds office at the pleasure of its board of directors. The current executive officers of Wellsford are as set forth below:

Jeffrey H. Lynford, Chairman of the Board, President and Chief Executive Officer. Biographical information regarding Jeffrey Lynford is set forth above under “— Other Directors.”

James J. Burns, age 67, has been the Vice Chairman of Wellsford since March 21, 2006 and Secretary of Wellsford since April 2002. As Vice Chairman of Wellsford, Mr. Burns is not entitled to be a member of its board of the directors. Previously, Mr. Burns was Chief Financial Officer of Wellsford since December 2000 and a Senior Vice President of Wellsford since October 1999. Mr. Burns served as Chief Accounting Officer of Wellsford from October 1999 until December 2000. Mr. Burns was previously a Senior Audit Partner with Ernst & Young’s E&Y Kenneth Leventhal Real Estate Group where he was employed for 25 years, including 23 years as a partner. Mr. Burns is a director of One Liberty Properties, Inc. and of Cedar Shopping Centers, Inc., both of which are REITs. Mr. Burns is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David M. Strong, age 49, has been the Senior Vice President — Development of Wellsford since October 2004. Mr. Strong previously served as Vice President — Development of Wellsford from its formation in January 1997 until October 2004. Mr. Strong served as a Vice President of the Trust from July 1995 until consummation of the Merger in May 1997. From July 1994 until July 1995, he was Acquisitions and Development Associate of the Trust. From 1991 to 1994, Mr. Strong was President and owner of LPI Management, Inc., a commercial real estate company providing management and consulting services. From 1984 to 1991, he was a senior executive with the London Pacific Investment Group, a real estate development, investment and management firm active in Southern California and Western Canada. From 1979 through 1984, Mr. Strong worked for Arthur Young and Company (currently known as Ernst & Young), a public accounting firm where he attained the level of manager. Mr. Strong is a member of the Canadian Institute of Chartered Accountants.

Mark P. Cantaluppi, age 36, has been Chief Financial Officer since March 21, 2006 and Vice President since November 1999. Previously, Mr. Cantaluppi was Chief Accounting Officer and Director of Investor Relations of Wellsford since December 2000. He joined Wellsford in November 1999 as Vice President, Controller and Director of Investor Relations. From January 1998 to November 1999, he was the Assistant Controller of Vornado Realty Trust, a diversified REIT. From 1993 to 1998, Mr. Cantaluppi worked for Ernst & Young, a public accounting firm, where he attained the level of manager. Mr. Cantaluppi is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Pursuant to both the merger agreement and employment agreements among Wellsford, Merger Sub, and each of Lloyd Lynford, Mr. Garfield and William Sander, Reis’s current Chief Operating Officer, that will become effective as of the effective time of the merger, Lloyd Lynford will serve as Chief Executive Officer and President of Wellsford and Merger Sub, Mr. Garfield will serve as the Executive Vice President of Wellsford and Merger Sub and Mr. Sander will serve as Chief Operating Officer of Merger Sub. Each of the employment agreements has a three-year term. Before the effective time of the merger, Wellsford expects to enter into employment agreements, or amended employment agreements, as applicable, with Jeffrey Lynford, Mr. Cantaluppi and certain other current executive officers of each of Wellsford and Reis.

After consummation of the proposed merger, the officers of Wellsford will be:

Name	Position

Lloyd Lynford	President and Chief Executive Officer
Jonathan Garfield	Executive Vice President
Jeffrey H. Lynford	Chairman
David Strong	Senior Vice President of Development
Mark P. Cantaluppi	Vice President, Chief Financial Officer and Assistant Secretary
James J. Burns	Vice Chairman and Secretary

After consummation of the proposed merger, the officers of Reis will be:

Name	Position

Lloyd Lynford	President, Chief Executive Officer and Treasurer
Jonathan Garfield	Executive Vice President and Secretary
Jeffrey H. Lynford	Chairman
William Sander	Chief Operating Officer and Assistant Secretary
Mark P. Cantaluppi	Chief Financial Officer and Assistant Secretary
Michael Richardson	Vice President, Sales

However, neither Lloyd Lynford nor Mr. Garfield will be appointed to the positions indicated until their respective loans from Reis, aggregating $1,304,572, have been settled in full. It is anticipated that these loans will be settled immediately after the merger is consummated by the delivery by Lloyd Lynford and Mr. Garfield of an aggregate of 159,874 shares of Wellsford common stock that they receive in the merger (valued at $8.16 per share).

William Sander, age 39, has been the Chief Operating Officer of Reis since 2001. Mr. Sander has overall responsibility for the day to day operations of Reis and supervision of all divisions of Reis. Prior to joining Reis, Mr. Sander was a Senior Vice President of Product Management for Primark Corporation, a company that provides content and software to the financial services industry. Mr. Sander is a graduate of Marietta College.

Michael Richardson, age 43, has been the Senior Vice President of Sales for Reis since 2002. Mr. Richardson has overall responsibility for sales and marketing. From 2001 to 2002, Mr. Richardson was Director of Sales at Openpages, Inc., a content management software company. Prior to joining Openpages, Mr. Richardson held various senior sales management positions, including Managing Director, Nexis National Accounts at LexisNexis, a publisher of business and legal information, and Director of Sales at Bolt, Beranek and Newman, a technology company providing research and development services. Mr. Richardson graduated with honors from Wittenberg University.

For the biographies of Lloyd Lynford and Jonathan Garfield, see above under “— Other Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Wellsford’s officers and directors, and persons who beneficially own more than ten percent of a registered class of Wellsford’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent beneficial owners are required by regulation of the SEC to furnish Wellsford with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Wellsford believes that, during the fiscal year ended December 31, 2006, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to their transactions during 2006.

Code of Business Conduct and Ethics

Wellsford adopted the Wellsford Real Properties, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees, which we refer to as the Code of Business Conduct and Ethics, as well as a Policy for Protection of Whistleblowers from Retaliation, which we refer to as the Whistleblower Policy, on January 31, 2003, as amended on November 17, 2005. The Code of Business Conduct and Ethics is a set of written standards reasonably designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the code. Wellsford periodically reviews, updates and revises its Code of Business Conduct and Ethics and the Whistleblower Policy when it considers such action to be appropriate. The Code of Business Conduct and Ethics and the Whistleblower Policy are both posted on Wellsford’s website at www.wellsford.com/CompanyInfo/Company.html. Wellsford will provide a copy of the Code of Business Conduct and Ethics to any person without charge, by contacting Investor Relations at Wellsford’s principal executive office at 535 Madison Avenue, 26th Floor, New York, NY 10022 or through email at wrpny@wellsford.com.

Board Committees

The Wellsford board of directors has established an Executive Committee, a Compensation Committee, an Audit Committee, a Nominating Committee and a Governance Committee.

Executive Committee

During 2006 and through the date of this annual report on Form 10-K/A, the Executive Committee consisted of Jeffrey Lynford and Messrs. Lowenthal and Crocker. The Executive Committee has the authority to acquire, dispose of and finance investments for Wellsford and execute contracts and agreements, including those related to the borrowing of money by Wellsford, and generally to exercise all other powers of the board of directors except for those which may not be delegated to a committee under Maryland law and those which require action by all directors or the independent directors or by approval of the stockholders under the charter or bylaws of Wellsford or under applicable law. During 2006, the Executive Committee did not hold any formal meetings; however, the members met from time to time on an informal basis and acted by written consent on one occasion.

Compensation Committee

The Compensation Committee acts pursuant to the Compensation Committee Charter adopted by the board of directors on March 10, 2003, a copy of which is posted on Wellsford’s website at
www.wellsford.com/CompanyInfo/BoardCommittees.html. Ms. Cohen and Messrs. Crocker, Frucher and Germain were Compensation Committee members for all of 2006 and continue to be members through the date of this annual report on Form 10-K/A. None of the members of the Compensation Committee are employees of Wellsford. The Compensation Committee reviews Wellsford’s compensation and employee benefit plans, programs and policies, approves employment agreements and monitors the performance and compensation of the executive officers and other employees. During 2006, the Compensation Committee formally met two times as well as from time to time on an informal basis and as part of meetings of the board of directors. See “Item 11. Executive Compensation — Compensation Governance — Compensation Committee Authority” below.

Audit Committee

The Audit Committee acts pursuant to the Audit Committee Charter adopted by the board on April 20, 2000, as amended on March 10, 2003, a copy of which is posted on Wellsford’s website at www.wellsford. com/CompanyInfo/BoardCommittees.html. Ms. Cohen and Messrs. Crocker, Frucher and Germain were Audit Committee members for all of 2006 and continue to be members through the date of this annual report on Form 10-K/A. The Audit Committee held four meetings during 2006.

Each member of the Audit Committee is required to be financially literate or must become financially literate within a reasonable time after appointment to the Audit Committee, and at least one member of the Audit Committee must have accounting or related financial management expertise. The board believes that each of the current members of the Audit Committee has such accounting or financial management expertise. The board has also determined that Mr. Crocker is an “audit committee financial expert,” as such term is defined under the regulations of the SEC, and that all of the Audit Committee members are independent as defined under the AMEX’s standards and Section 10A(m)(3) of the Exchange Act. Biographical information regarding Mr. Crocker is set forth above under “ — Other Directors.”

In accordance with Section 3(a)(58)(A) of the Exchange Act, the Audit Committee was established by the Wellsford board of directors for the purpose of, among other things, overseeing Wellsford’s accounting and financial reporting processes and audits of Wellsford’s financial statements. To this end, the Audit Committee is responsible for engaging, setting compensation for and overseeing the work of Wellsford’s independent registered public accounting firm. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. The policy provides for the general pre-approval of specific types of services, gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for each such service on an annual basis. The policy requires specific pre-approval of all other permitted services. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent registered public accounting firm. Requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided and the estimated total cost and must be submitted to Wellsford’s Chief Financial Officer. The Chief Financial Officer then determines whether the services requested are of the type that are eligible for general pre-approval by the Audit Committee. The independent registered public accounting firm and management must report to the Audit Committee on a timely basis regarding the services provided by the independent registered public accounting firm in accordance with the procedures for general pre-approval.

Audit Committee Report

During 2006, the Audit Committee engaged the independent registered public accounting firm, reviewed with the independent registered public accounting firm the plans for and results of the audit engagement, approved the professional (including non-audit) services provided by the independent registered public accounting firm, reviewed the independence of the independent registered public accounting firm, considered the range of audit and non-audit fees, discussed the adequacy of Wellsford’s internal accounting controls with management and the independent registered public accounting firm, reviewed any related party transactions and reviewed and approved the issuance of the quarterly financial statements and disclosures in Wellsford’s Form 10-Qs and year-end financial statements and disclosures in Wellsford’s Form 10-K before each document was filed with the SEC.

The Audit Committee met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that Wellsford’s consolidated financial statements were prepared in accordance with GAAP, and the Audit Committee has reviewed and discussed the audited consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee reviewed with the independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those audited financial statements with GAAP, its judgment as to the quality, not just the acceptability of Wellsford’s accounting principles. The Audit Committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Wellsford’s independent registered public accounting firm provided to the Audit Committee the written disclosures required by the Independence Standards Board’s Standard No. 1, and the Audit Committee discussed with the independent registered public accounting firm that firm’s independence.

Based on the Audit Committee’s discussion with management and the independent registered public accounting firm and the Audit Committee’s review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended that the Wellsford board of directors include the audited consolidated financial statements in Wellsford’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Mark S. Germain, Chairman of the Audit Committee
Bonnie R. Cohen, Audit Committee member
Douglas Crocker II, Audit Committee member
Meyer S. Frucher, Audit Committee member

Nominating Committee

The Nominating Committee acts pursuant to the Nominating Committee Charter adopted by the board on January 31, 2003, a copy of which is posted on Wellsford’s website at www.wellsford.com/CompanyInfo/BoardCommittees.html. The Nominating Committee generally consists of non-employee directors whose terms as directors of Wellsford will not expire at the next annual meeting of stockholders. Accordingly, the Nominating Committee for the 2007 annual meeting consists of Ms. Cohen and Messrs. Crocker, Frucher and Germain, none of whom is up for re-election as a director during 2007. All four members of the Nominating Committee for the 2007 Wellsford annual meeting are considered independent by the AMEX’s standards. The Nominating Committee held one meeting during 2006.

The Nominating Committee reviews and makes recommendations to the board as to the nominees for election as directors of Wellsford including recommendations concerning the qualifications and desirability of any stockholder nominees. The Nominating Committee will consider candidates for nomination as a director recommended by Wellsford’s stockholders, directors, officers, third-party search firms and other sources.

In evaluating a candidate, the Nominating Committee considers the attributes of the candidate, including his or her independence, integrity, diversity, experience, sound judgment in areas relevant to Wellsford’s businesses, and willingness to commit sufficient time to the board, all in the context of an assessment of the perceived needs of the board at that point in time. Maintaining a balanced experience and knowledge base within the total board includes considering whether the candidate: (1) has work experience with publicly traded and/or privately held for profit businesses in the real estate market or in other industries; (2) has significant direct management experience; (3) has knowledge and experience in financial services and capital markets; and (4) has unique knowledge and experience and can provide significant contributions to the board’s effectiveness. Each director is expected to ensure that other existing and planned future commitments do not materially interfere with his or her service as a director. There are no specific minimum qualifications that the Nominating Committee believes must be met by a candidate. All candidates are reviewed in the same manner, regardless of the source of the recommendation.

As part of the negotiations related to the proposed merger with Reis, the Reis board of directors introduced M. Christian Mitchell to the Nominating Committee for consideration as a potential candidate for the Wellsford board of directors. Similarly, Michael J. Del Giudice was introduced to the Nominating Committee by Mr. Frucher, one of Wellsford’s non-management directors. In both cases, the Nominating Committee then evaluated the candidates and recommended them to the full board of directors. No third- party firm was involved and no fees were paid in connection with identifying potential candidates.

Wellsford currently intends to combine its Nominating and Governance Committees into a single committee with Mr. Frucher serving as Chairman of the combined committee. When the Nominating and Governance Committees are combined, Wellsford will post a copy of the combined charter on its website.

Governance Committee

The Governance Committee acts pursuant to the Governance Committee Charter adopted by the board on March 10, 2003, a copy of which is posted on Wellsford’s website at www.wellsford.com/CompanyInfo/BoardCommittees.html. Ms. Cohen and Messrs. Crocker, Frucher and Germain were Governance Committee members for all of 2006 and continue to be members through the date of this annual report on Form 10-K/A. The Governance Committee is responsible for recommending to the board the corporate governance guidelines applicable to Wellsford and to lead the board in its annual review of the board’s performance.

The board as a whole believes it is important for Wellsford not only to comply with all current regulatory and legislative requirements, but also to adopt and abide by high standards in its governance structure and activities. The board ensures compliance with the Sarbanes-Oxley Act of 2002 as well as the corporate governance and other provisions of the AMEX.

Item 11.	Executive Compensation.

Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation for Wellsford’s named executive officers during the year ended December 31, 2006 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on Wellsford’s current plans, considerations, expectations and determinations regarding future compensation programs that we expect to adopt in connection with the merger. Actual compensation programs that are ultimately adopted may differ materially from currently planned programs as summarized in this discussion.

Introduction

Wellsford’s current compensation arrangements, which were adopted in connection with the Plan, were designed to retain the necessary key and administrative personnel to carry out the Plan. As a result, certain employees were terminated and employment contracts and arrangements were modified to meet the expected requirements of the Plan. Existing arrangements with certain key employees of Wellsford will be modified as a result of the merger with Reis and other arrangements will be entered into with certain key employees of Reis as a result of the merger.

Wellsford’s named executive officers during 2006 were Jeffrey H. Lynford, currently Chairman of the Board, Chief Executive Officer and President; James J. Burns, Vice Chairman and Secretary and formerly Chief Financial Officer until March 21, 2006; Mark P. Cantaluppi, Vice President and current Chief Financial Officer; David M. Strong, Senior Vice President Development; and William H. Darrow II, who was Vice President and Managing Director until June 30, 2006.

Compensation Governance

Compensation Committee Authority

Executive Officer compensation is administered by the Compensation Committee which is composed currently of all the independent directors of the board (Messrs Crocker (Chairman), Germain, Frucher and Mrs. Cohen). They all have served on the Compensation Committee since at least 2004 and have approved the 2006 and 2007 compensation arrangements described in this compensation discussion and analysis. Wellsford’s Compensation Committee charter, which was adopted by the board of directors on March 10, 2003, provides for the committee to have direct responsibility for the following, among other, matters:

•	approving, in advance, the compensation and employment arrangements for Wellsford’s executive officers;

•	reviewing all of the compensation and benefit plans and programs in which Wellsford’s executive officers participate; and

•	reviewing and recommending changes to Wellsford’s equity-based plans to the Wellsford board of directors, as appropriate, subject to stockholder approval as required.

The Compensation Committee charter is available on Wellsford’s website at www.wellsford.com/CompanyInfo/BoardCommittees.

Wellsford’s board of directors has determined that each Compensation Committee member is independent under the listing standards of the AMEX, the National Association of Securities Dealers, the SEC rules and the relevant securities laws, and that each member is an “outside director” as defined in Section 162(m) of the Code. In 2006, the Compensation Committee formally met two times as well as met from time to time on an informal basis and as part of meetings of the board of directors.

Role of Compensation Experts

Pursuant to its charter, the Compensation Committee is authorized to obtain at Wellsford’s expense compensation surveys, reports on the design and implementation of compensation programs for directors, officers and employees, and other data and documentation as the Compensation Committee considers appropriate. In addition, the Compensation Committee has the sole authority to retain and terminate any outside counsel or other experts or consultants engaged to assist it in the evaluation of compensation of our directors and executive officers, including the sole authority to approve such consultants’ fees and other retention terms. The Compensation Committee retained the services of compensation consultant during 2004 to evaluate our Chief Executive Officer’s compensation arrangements. That report is the basis for Jeffrey Lynford’s existing compensation arrangements. In addition for 2006, the Compensation Committee considered the following factors, among other matters, in determining compensation levels for executive officers:

•	the qualifications, skills and experience level of the respective executive officer;

•	the position, role and responsibility of the respective executive officer in the company; and

•	the general business and particular compensation experience and knowledge that the Compensation Committee members gained through their respective combined experience working in and with publicly held companies in similar industries.

In 2005, Frederic W. Cook & Co. Inc., which we refer to as Cook, was engaged by the Compensation Committee to advise on the impact of Wellsford’s December 14, 2005 $14.00 per share cash distribution and the anti-dilution provisions in the relevant incentive plans.

The Compensation Committee also engaged Cook in September 2006 with respect to 2007 compensation arrangements, as described below under “— Compensation Committee Evaluation of Executive Officer Compensation Policies to be applied in 2007 for Wellsford and Reis Key Officers.”

Role of Our Chief Executive Officer in the Compensation Process

Jeffrey Lynford was involved in providing recommendations to the Compensation Committee in its evaluation of compensation amounts for the executive officers other than himself, including the terms of their employment agreements. Mr. Strong’s compensation arrangements are subject to an employment agreement. Mr. Darrow’s 2006 compensation arrangements were subject to a termination agreement signed in January 2006. Jeffrey Lynford signed an employment agreement in 2004, which expires on December 30, 2007, although Wellsford expects to enter into a new agreement with him before the merger. Messrs. Burns and Cantaluppi also have employment agreements. All agreements were approved in advance by the Compensation Committee.

Named Executive Officer Compensation Strategy

The existing 2006 compensation arrangements for named executive officers were designed, to a large extent, to retain the necessary key employees to implement the Plan. Because Wellsford has been in liquidation since November 2005, the Wellsford board of directors determined that it was not appropriate to grant equity compensation to employees or directors in 2006.

Components of Compensation

Named executive officer compensation during the year ended December 31, 2006 is comprised of the following:

		Contractual	Additional
	Base	Minimum	Discretionary
Name	Salary	Bonus (A)	Bonus (A)

Jeffrey H. Lynford	$375,000	$355,000	$—
Mark P. Cantaluppi	196,350	98,175	176,825
James J. Burns	155,800	77,900	225,100
David M. Strong	211,612	158,710	100,000
William H. Darrow II	115,927	87,500	—

(A)	Contractual minimum bonuses and additional discretionary bonuses for 2006 were paid to the executive officers on January 11, 2007. Bonuses for 2005 were paid on January 12, 2006.

Base Salary and Contractual Minimum Bonus

Wellsford’s historic compensation philosophy has been to pay a base salary to provide a source of monthly income and to pay annually a year-end minimum bonus based on amounts agreed to in the respective executive’s employment contract. In determining the combined amounts, consideration was given to the executive’s qualifications and experience, scope of responsibilities, the executive’s past performance and future potential and the relationship of pay to other Wellsford employees. The Compensation Committee also considered the reasonableness of the amounts being paid and the need to retain the remaining small core of executives and other employees because of their unique knowledge of the company’s business. Lastly, the committee considered the potential difficulty in recruiting qualified replacements for positions which would have a certain termination date.

Wellsford and Mr. Darrow entered into an agreement in January 2006, pursuant to which Mr. Darrow was employed by Wellsford as an executive officer through June 30, 2006. For the period beginning on January 1, 2006 and ending on June 30, 2006, Mr. Darrow was entitled to a base salary of $115,927 and a bonus of $87,500. In addition, Mr. Darrow received a lump sum severance payment in the amount of $445,281 in July 2006 in recognition of his nine years of service.

Incentive Based Bonuses

Wellsford uses incentive based compensation for certain of its employees. These bonuses are a direct result of meeting defined financial and/or operational goals. Mr. Strong’s contract includes incentive bonuses based on an internal rate of return realized from the Palomino Park project and bonuses based on the successful sale of newly constructed condominium units and profits from the Gold Peak phase of Palomino Park. During 2005, Mr. Strong earned approximately $604,000 (paid in January 2006) of his Palomino Park incentive bonus as a result of the sale of the rental phases of the project. By December 31, 2006, Wellsford accrued approximately $108,000 related to Mr. Strong’s Gold Peak incentive based bonuses, none of which has been paid to Mr. Strong and will not be paid until profit goals are completely attained. For a discussion of the terms of Mr. Strong’s contract, see “— Employment Agreements — Other Executive Officers” below.

Jeffrey Lynford’s employment agreement provides that he would receive a lump sum payment of $1,929,000 on the termination of his employment under certain circumstances. His contract also provides that this payment could be accelerated if Wellsford sold a certain percentage of assets within each of its business units during the term of his employment. In January 2006, Jeffrey Lynford was paid $643,000 as the third and final portion of this payment, which was earned in November 2005 as a result of the sale of the rental phases of the Palomino Park project. Before 2006, Jeffrey Lynford was paid two separate installments, each in the amount of $643,000, on the completion of sales related to two of Wellsford’s other business units.

Discretionary Bonuses

Discretionary bonuses are also given to certain employees. Discretionary bonuses for executives are based on the achievements of the individual, the business achievements by Wellsford during the year and the additional time demands placed on executives.

Mr. Cantaluppi was paid an additional bonus as result of his efforts relating to the merger agreement with Reis, the Bank Loan and the initial filing of the joint proxy statement/prospectus on December 28, 2006. Once the decision was made to pursue a merger with Reis and then file the joint proxy statement/prospectus with Reis, his time commitment and workload were greatly increased.

As part of the Plan, the Wellsford board of directors requested that Mr. Burns reduce and modify his employment to two days a week and, accordingly, modified his level of compensation beginning on April 1, 2006. His expected primary responsibility at that time was to coordinate the preparation of Wellsford’s 2005 Federal, state and local tax returns. As a result of the decision to pursue a merger with Reis, Mr. Burns was required to greatly increase his time commitments to Wellsford starting in June 2006. At that time his salary was not increased. Mr. Burns worked on negotiating the merger agreement with Reis, coordinated the work of Lazard in connection with their due diligence and fairness opinion efforts in regard to Reis and worked with the due diligence providers relating to Reis’s historical financial statements and tax returns. He also worked on the earnings and profits study to determine the taxable amount of the December 2005 $14.00 per share cash distribution. He also spent time assisting in the completion of the filing of the joint proxy statement/prospectus. Mr. Burns’s additional bonus was for this additional working time and workload.

Mr. Strong’s additional bonus was attributable to his success in arranging the sale of Wellsford’s telecommunications assets and services at its Palomino Park project, achieving a profit equal to 50% greater than the original budget and successfully negotiating settlement with Wellsford’s partner in such operations.

Retention Arrangements

As each of Messrs. Burns, Cantaluppi, and Strong have had significant roles historically in the operations and business strategy of Wellsford, their current employment agreements contain compensation provisions intended to incentivize each of them to remain with Wellsford through implementation of the Plan, which Wellsford anticipated would be complete by December 31, 2008.

James Burns

Mr. Burns’ agreement provides that, unless earlier terminated for cause or due to Mr. Burns’ death or disability, for the period from January 1, 2006 through December 31, 2008, he will accrue a retention-based bonus of a maximum of $225,000, or $75,000 per full calendar year that he remains with Wellsford, which he will be entitled to in a lump sum payment as of December 31, 2008.

Mark P. Cantaluppi

Mr. Cantaluppi’s agreement provides that transferring Wellsford’s assets into a liquidating trust is a “change of control” event, which triggers a lump sum payment to him of twice his annual salary in effect at that time, plus a pro rated portion of the minimum annual bonus payable to him for the year during which such an event occurs. Wellsford included the transferring of assets into a liquidating trust as a trigger for this payment specifically to ensure that Mr. Cantaluppi remained employed until that time. Although no change of control will have occurred as a result of the merger, it is anticipated that Mr. Cantaluppi will receive a one-time lump sum payment of $413,000. The amount expected to be paid to Mr. Cantaluppi is not contractual, but was determined by the Wellsford Compensation Committee to be an appropriate amount to compensate him for the amount he would have been entitled to receive at the time Wellsford’s assets were transferred into a liquidating trust, which would occur if Wellsford did not consummate the merger.

David Strong

Mr. Strong’s agreement provides that, unless earlier terminated for cause or his death or disability, on the earlier of December 31, 2008 or the sale of all condominium units in the Gold Peak project, he will receive, as a retention-based bonus, a lump sum payment of twice his annual salary in effect at that time. Wellsford intended that Mr. Strong remain employed for a period sufficient to allow him to complete the sale of certain of Wellsford’s assets prior to the Plan being fully implemented.

Long-Term Compensation Philosophy

In prior years, the Compensation Committee sought to enhance the profitability of Wellsford, and thus stockholder value, by closely aligning the financial interests of Wellsford’s executive officers with those of its stockholders. After the merger, the Compensation Committee will continue to adhere to this philosophy. The Compensation Committee believes that Wellsford’s compensation program should:

•	emphasize stock ownership and, thereby, tie long-term compensation to increases in stockholder value;

•	enhance Wellsford’s ability to attract and retain qualified executive officers; and

•	stress teamwork and overall company results.

Long-term incentives are designed to align the interests of the executive officers with those of the stockholders. In awarding equity compensation to executive officers, consideration is given to the long-term incentives previously granted to them. Equity compensation could take the form of options to purchase shares of Wellsford common stock or restricted stock, or restricted stock units.

Options to purchase shares of Wellsford common stock will be granted with an exercise price equal to the fair market value of the shares of Wellsford common stock on the date of grant and vest and become exercisable over a period of years based on continued employment. This is intended to create stockholder value over the long term since the full benefit of the compensation package cannot be realized unless the share price appreciates. In making grants of options to purchase shares of Wellsford common stock, the Compensation Committee will consider an individual’s scope of responsibilities, experience, past contributions to Wellsford and anticipated contributions to Wellsford’s long-term success.

Grants of restricted shares of Wellsford common stock also form a part of Wellsford’s long-term incentive package. Typically, some portion of these grants will vest annually over a period of several years if the officers and key employees remain employed by Wellsford. In making grants of restricted shares of Wellsford common stock, the Compensation Committee will consider an individual’s scope of responsibilities, experience, past contributions to Wellsford and anticipated contributions to Wellsford’s long-term success.

The Compensation Committee believes that options to purchase shares of Wellsford common stock and grants of restricted shares of Wellsford common stock promote loyalty to Wellsford and encourage the recipients to coordinate their interest with those of the stockholders.

Management Incentive Plans

In order to carry out the long-term incentive compensation arrangements, Wellsford has a 1997 Management Incentive Plan and a 1998 Management Incentive Plan, which we refer to together as the Management Incentive Plans, and a Rollover Stock Option Plan, which we refer to as the Rollover Plan and, together with the Management Incentive Plans, as the Incentive Plans. These plans enable Wellsford to attract, compensate and retain directors, executive officers and employees and provide them with appropriate incentives and rewards for their performance. The Rollover Plan was established for the purpose of granting options and corresponding rights to purchase regular shares of Wellsford common stock to replace former Residential Property Trust share options. The Incentive Plans provide for administration by a committee of two or more non-employee directors established for such purpose.

Awards to directors, executive officers and other employees under the Incentive Plans may take the form of stock options, including corresponding stock appreciation rights and reload options. Under the Management Incentive Plans, Wellsford may also provide restricted stock awards and stock purchase awards, which would allow for loans to non-executive officer employees for the purpose of purchasing shares of Wellsford common stock.

As permitted by the Incentive Plans and in accordance with the provisions of Wellsford’s option plans, applicable accounting and the AMEX rules and Federal income tax laws, Wellsford’s outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of shares of Wellsford common stock as a result of the $14.00 per share initial liquidating cash distribution made to stockholders in December 2005. The adjustment reduced the exercise price of the outstanding options by the ratio of the price of a common stock immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increased the number of shares of Wellsford common stock subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 shares of Wellsford common stock and the weighted average exercise price of such options has decreased from $20.02 per share to $5.65 per share. The board of directors approved these option adjustments on January 26, 2006. At the same time, as a result of the prior adoption of the Plan, the board of directors authorized amendments to outstanding options to allow an option holder to receive from Wellsford, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified “out of the money” options, which had original maturity dates prior to December 31, 2008, were extended by the board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration. See the following tables:

•	Outstanding Equity Awards at Fiscal Year End (Named Executives) on page 78;

•	Option Exercise and Stock Vested (Named Executives) on page 79; and

•	Outstanding Equity Awards at Fiscal Year End (Directors), beginning on page 81.

     Perquisites and Other Personal Benefits

Wellsford maintains employee benefit plans that provide all employees with the opportunity to enroll in health, dental, life insurance and disability insurance programs. The health and disability insurance plans require the employee to contribute through automatic payroll deduction a portion of the premiums with Wellsford paying for the remainder. These benefits are offered on the same basis to all employees. Wellsford also maintains a 401(k) retirement plan that is available to all named executive officers and any other employee working in excess of 20 hours per week. Wellsford provides matching contributions on a dollar-for-dollar basis with employee contributions up to a maximum of $2,500 annually. Wellsford provides life insurance to all of its employees at two-times salary up to a maximum of $220,000, except for Jeffrey Lynford, who receives $600,000 of coverage.

Since 1993, Jeffrey Lynford’s employment contracts have provided for him to participate in split-dollar life insurance policies. During 2002, Wellsford agreed to transfer the ownership of these policies to Jeffrey Lynford and since January 1, 2003, Wellsford has paid him additional compensation of $35,348 per year for the pre-tax cost of the premiums for these policies.

In addition to the above described payments, Jeffrey Lynford received the benefit of payments made by Wellsford during 2006 aggregating $13,698 which was primarily comprised of monthly automobile parking, annual club and airline lounge dues and excess life insurance premiums.

Jeffrey Lynford’s contract does not require him to provide full-time services to Wellsford as long as he is fulfilling his fiduciary responsibilities to Wellsford. During 2006, Jeffrey Lynford agreed to a $20,000 reduction in his minimum contractual bonus for 2006 to reimburse Wellsford for the services his administrative assistant provided for non-Wellsford related activities. The Compensation Committee has concluded that this is a reasonable amount of reimbursement for these services.

     Stock Ownership Requirements

Wellsford does not have a policy or guidelines that require a specified ownership of Wellsford’s common stock by directors or executive officers or stock retention guidelines applicable to equity-based awards granted to directors and executive officers.

As of December 31, 2006, Wellsford’s named executive officers and the board of directors as a group held 577,850 shares of common stock, including 163,787 shares in Jeffrey Lynford’s deferred compensation plan and 92,700 shares in Mr. Lowenthal’s deferred compensation plan. As of December 31, 2006, the named executive officers and directors held an aggregate of 1,358,092 options to acquire Wellsford common stock.

If all options held by the named executive officers and the directors were exercised at December 31, 2006, as a group they would own 24.0% of Wellsford’s outstanding common stock. See “— Outstanding Equity Awards at Fiscal Year End” for named executive officers and directors for outstanding options beginning on page 78.

Compensation Committee Evaluation of Executive Officer Compensation Policies to be applied in 2007 for Wellsford and Reis Key Officers

As a result of the decision to acquire Reis, Wellsford’s management and the Compensation Committee determined that it was necessary to move away from a liquidation strategy for executive compensation arrangements to a going concern business strategy. In September 2006, the Compensation Committee began an evaluation of the objectives, design elements and process for establishing executive compensation for the key executives of Wellsford and Reis, with the Reis business being the primary source of growth, revenues and profits going forward. In connection with this evaluation, the Compensation Committee engaged Cook as a consultant to advise on and prepare a compensation study for executive officers of Wellsford and Reis and directors of Wellsford. Cook’s methodology included analyzing compensation levels at a peer group of ten information service companies. Emphasis was given to businesses that collect and disseminate information and/or maintain data bases as Reis does in its business.

The consultant reviewed base salaries, annual cash bonuses as well as a long term incentive plan, covering the new executive group (Jeffrey Lynford, Lloyd Lynford, Jonathan Garfield, William Sander and Mark Cantaluppi).

Although the Compensation Committee is still in the process of finalizing several decisions in order to implement the policies and agreements after the merger, the policies and agreements are expected to be as described below.

It is anticipated that the contractual base salaries and minimum bonuses will be continued for the term of the existing contracts for the aforementioned executives as follows:

		Base	Minimum	Contract
Name	Position	Salary	Bonus	Expirations

Jeffrey H. Lynford	Chairman	$375,000	$375,000	(A)
Lloyd Lynford	President and Chief Executive Officer	375,000	270,000	(B)
Jonathan Garfield	Executive Vice President	375,000	125,000	(B)
William Sander	Chief Operating Officer (Reis)	289,850	145,000	(B)
Mark P. Cantaluppi	Chief Financial Officer	225,000	112,500	(B)

(A)	Jeffrey Lynford’s employment agreement is scheduled to expire on December 30, 2007, although Wellsford expects to extend his agreement subject to the consummation of the merger. It is expected that his contract will have a term of three years from the effective date of the merger. It is also expected that he will not be entitled to a minimum bonus.

(B)	Three years from the completion of the merger.

Although Mr. Cantaluppi’s employment agreement does not entitle him to receive a payment upon the consummation of the merger, it is anticipated that he will receive a one-time payment equal to two-times his existing base salary (an approximate $413,000 payment). The amount expected to be paid to Mr. Cantaluppi is not contractual, but was determined by the Wellsford Compensation Committee to be an appropriate amount to compensate him for the amount that he would have been entitled to receive at the time that Wellsford’s assets were placed into a liquidating trust, which would occur if Wellsford did not consummate the merger. See “— Potential Post-Employment Payments and Payments on a Change of Control — Termination Payments and Benefits — Change of Control Payments and Benefits” for more information.

Based on the recommendation of Cook, Wellsford will establish at the time of the merger, a new Executive Incentive Compensation Plan, which we refer to as the EIP, for the named executives and certain other key executives of Wellsford and Reis as determined by the Compensation Committee. The EIP bonus pool is intended to reward increases in EBITDA (as defined in the EIP) growth of Reis. The use of EBITDA as the benchmark for the EIP is based on the recommendation of Cook as being an appropriate benchmark taking into account a number of factors, including the industry in which Wellsford operates and will operate following the merger.

The formula is expected to be 20% of incremental EBITDA growth over the prior year increasing to 30% of incremental EBITDA growth above 30% growth and 40% of additional incremental EBITDA over 40% growth (maxing out at 40% of incremental EBITDA). The Reis EBITDA will not be charged for any “public company” expenses until 2009; however, the existing base will be adjusted, at that time, for the pro forma public expenses in 2008. The maximum dollar value of an award payable to any participant in any 12 month period is capped at $2,000,000.

At the time of the merger, it is expected that stock options will be granted to the following named executive officers from the existing 1998 Management Incentive Plan:

Number of
Name	Options (A)

William Sander	150,000
Mark P. Cantaluppi	75,000

(A) The options vest annually in five equal installments.

In addition, options will be granted to certain other executives and key employees of Reis and Wellsford at the discretion of the Compensation Committee with the input of Jeffrey Lynford, Lloyd Lynford and Mr. Garfield. The options expected to be granted to Mr. Sander and three other Reis employees, as well as the restricted stock units, which we refer to as RSUs, granted to Lloyd Lynford and Mr. Garfield, will be granted outside of the Management Incentive Plans. All other options, including those expected to be granted to Mr. Cantaluppi, will be granted under the 1998 Plan.

The employment agreements signed by Lloyd Lynford and Mr. Garfield provide for them to receive RSUs for 100,000 shares and 46,000 shares of Wellsford common stock, respectively, at the time of the merger. The RSUs will vest over a three year period in annual tranches but will only be issued if certain levels of EBITDA growth ranging from 10% to 30% are met during the three year period.

Existing Reis stock options held by Lloyd Lynford, Jonathan Garfield and William Sander will be purchased by Reis for the “in the money” values, immediately prior to the merger, based on the value of $8.16 per share of Wellsford common stock established in the merger agreement. In addition, certain other payments will be made to Lloyd Lynford and Mr. Garfield under the terms of the Lynford/Garfield letter agreement immediately prior to the merger. Additionally, Mr. Sander will receive a retention bonus, one-half of which is to be paid upon consummation of the merger and one-half of which will be paid six months thereafter. See below under “ — Employment Agreements — Lloyd Lynford and Jonathan Garfield.”

These payments are summarized as follows:

	Stock Option
	Payments	Other Payments		Retention Bonus	Total

Lloyd Lynford	$1,425,469	$1,474,649	(A)	$—	$2,900,118
Jonathan Garfield	$950,313	$1,256,780	(A)	$—	$2,207,093
William Sander	$1,485,939	$—		$315,000	$1,800,939

(A)	Lloyd Lynford and Mr. Garfield are entitled to a payment, pursuant to the Lynford/Garfield letter agreement, equal to the “change of control” payment they would have received under their current employment agreements with Reis if the merger would have been deemed a “change of control.” The amount shown here is for illustrative purposes only and assumes the merger was consummated on January 31, 2007. The actual amount of the payment may vary.

Tax Implications of Executive Compensation

It is the responsibility of the Compensation Committee to address the issues raised by the tax laws which make certain non-performance based compensation to executives of public companies in excess of $1,000,000 non-deductible. In this regard, the Compensation Committee must determine whether any actions with respect to this limit should be taken by Wellsford.

The aggregate deduction for each named executive officer’s compensation is potentially limited by Section 162(m) of the Code to the extent the aggregate amount paid to an executive officer exceeds $1,000,000, unless it is paid under a pre-determined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Code. At the named executive officer compensation levels, Wellsford does not believe that Section 162(m) of the Code would be applicable; however; the Compensation Committee did consider its impact in determining the incentive and long-term stock awards expected to be given to the named executives after the merger.

Accounting Implications of Executive Compensation

Effective January 1, 2006, Wellsford was required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.” Consequently, Wellsford will begin recording non-cash stock compensation expense in its financial statements for stock options granted at the time of the merger and thereafter. In its financial statements, Wellsford will utilize the modified prospective method to calculate non-cash compensation expense. The non-cash stock compensation expense for stock options and restricted stock that Wellsford grants is generally recognized ratably over the requisite vesting period.

Compensation Committee Interlocks and Insider Participation

The members of Wellsford’s Compensation Committee during 2006 were Douglas Crocker II (Chairman), Bonnie R. Cohen, Mark S. Germain and Meyer S. Frucher. Jeffrey Lynford, Wellsford’s Chairman of the Board and current Chief Executive Officer, and Edward Lowenthal, Wellsford’s former President and Chief Executive Officer and a current director of Wellsford, were members of the EQR board of trustees from the date of the merger of the Residential Property Trust with EQR in May 1997 through their retirements from the EQR board in May 2003. Mr. Crocker, a Wellsford director, was the former Chief Executive Officer and President of EQR through December 2002 and then Vice-Chairman through May 2003.

Compensation Committee Report

We have reviewed and discussed this foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the board of directors of Wellsford that the Compensation Discussion and Analysis for the year ended December 31, 2006 be included in this annual report on Form 10-K/A.

Douglas Crocker II, Chairman of the Compensation Committee
Bonnie R. Cohen, Compensation Committee member
Mark S. Germain, Compensation Committee member
Meyer S. Frucher, Compensation Committee member

Summary Compensation Table

The following table sets forth information concerning the compensation of Wellsford’s named executive officers (i.e., its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and its three other most highly compensated executive officers whose aggregate compensation exceeded $100,000 during 2006). William H. Darrow II’s employment was terminated effective June 30, 2006; nonetheless, he was still one of Wellsford’s three most highly compensated executive officers other than the principal executive and principal financial officers.

Change in
Pension Value
and Non-Qualified
Non-Equity	Deferred
Stock	Option	Incentive Plan	Compensation	All Other
Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(A)	($)	($)(B)	($)(B)	($)	($)	($)	($)

Jeffrey H. Lynford —
Chairman of the Board,
Chief Executive Officer
and President	2006	$730,000	$—	$—	$—	$—	$892	(D)	$51,546	(E)	$782,438
James J. Burns —
Vice Chairman of Wellsford and Secretary	2006	$233,700	$225,100	$—	$—	$—	$—	$2,715	$461,515
David M. Strong — Senior Vice President — Development	2006	$370,322	$100,000	$—	$—	$—	$—	$4,798	$475,120
Mark P. Cantaluppi —
Vice President, Chief Financial Officer	2006	$294,525	$176,825	$—	$—	$—	$—	$2,696	$474,046
Former Executive Officer
William H. Darrow II —
Vice President, Managing Director	2006	(C)	$203,427	$—	$—	$—	$—	$—	$447,781	$651,208

(A)	Salary includes base salary and contractual minimum bonus.
(B)	There were no stock or option awards made to any Wellsford employees during 2006.
(C)	Mr. Darrow’s employment was terminated as of June 30, 2006. All payments made to Mr. Darrow in 2006 were subject to the terms of a separate agreement relating to his termination including a severance payment of $445,281.
(D)	Represents earnings in the deferred compensation plan in January 2006 until transfer of the plan assets on January 27, 2006.
(E)	Other compensation for Jeffrey Lynford includes $35,348 pre-tax payments for whole life insurance policies provided for in his employment contract, a $2,500 matching contribution into the Wellsford 401(k) plan, and an aggregate of $13,698, which was primarily comprised of monthly automobile parking, annual club and airline lounge dues and excess term life insurance premiums. Jeffrey Lynford elected to reduce his contractual bonus by $20,000 to compensate Wellsford for services performed by Mr. Lynford’s administrative assistant on non-company matters.

Employment Agreements

Jeffrey Lynford

In August 2004, Wellsford and Jeffrey Lynford entered into a Second Amended and Restated Employment Agreement which provides, among other things, that Jeffrey Lynford receive, through December 31, 2004, a base salary of $318,000 per year and a minimum annual bonus of $325,000 and, after December 31, 2004 and until the expiration of the agreement, a base salary of $375,000 per year and a minimum annual bonus of $375,000. The agreement expires on December 30, 2007. In addition, Jeffrey Lynford was entitled to receive a payment of $1,929,000 on January 1, 2008, unless such payment was accelerated in the event that:

•	his employment was terminated by reason of his death or disability;

•	his employment was terminated by Wellsford other than for proper cause;

•	his employment was terminated by him for good reason; or

•	Wellsford was liquidated or the assets of Wellsford were distributed to a liquidating trust.

In addition, on the sale of the assets of each of the three strategic business units of Wellsford having a value of Wellsford’s financial statements equal to or in excess of 80% of the June 30, 2004 value of all assets of any such strategic business unit, Jeffrey Lynford was entitled to receive $643,000 following each sale. Any such payment was to be credited against the $1,929,000 amount as described above. In 2004, Jeffrey Lynford received $643,000 related to the sale of 100% of Wellsford’s investment in Second Holding and in June 2005, Jeffrey Lynford received an additional $643,000 related to the cumulative sales and reduction of assets of more than 80% of the value of all assets of Wellsford/Whitehall. In January 2006, Jeffrey Lynford received the remaining $643,000 payment related to the sale of the three rental phases of Palomino Park in November 2005. Such amount was recorded as a fiscal 2005 expense.

Jeffrey Lynford’s employment agreement entitles him to certain benefits and payments following his termination of employment with Wellsford. See “— Termination Payments and Benefits” for a description of the benefits.

If any payment to Jeffrey Lynford would be an “excess parachute payment,” which would be subject to an excise tax under Section 4999 of the Code, then he will be paid either (1) the full amount or (2) a reduced amount so that he will not owe an exercise tax under Section 4999 if payment of the reduced amount will result in greater after-tax proceeds to him. Additionally, Jeffrey Lynford’s employment agreement provides for his preference that any amounts not paid to him by reason of such a reduction be paid by Wellsford in equal amounts to Princeton University’s Woodrow Wilson School of Public International Affairs, the National Trust for Historic Preservation and the Weill Medical College of Cornell University, provided that at the applicable time Jeffrey Lynford is not a director or trustee of any of these organizations.

Before the effective time of the merger, Wellsford expects that it will enter into an amendment to Jeffrey Lynford’s employment agreement such that he will be the executive Chairman of Wellsford after the merger, although he will no longer be the Chief Executive Officer and President.

Other Executive Officers

Wellsford has also entered into employment agreements with (1) Mr. Strong (which expires on December 31, 2007, with automatic extensions of one year (or shorter periods of not less than six months as determined by Wellsford) unless either party gives notice of termination or requests shorter extensions of any period between six and 12 months), (2) Mr. Burns (which expires on December 31, 2008), (3) Mr. Cantaluppi (which expires on June 30, 2007, with automatic one-year extensions unless either party gives notice of termination) and (4) Mr. Darrow (which expired on June 30, 2006). Pursuant to these employment agreements, the aforementioned executive officers are entitled to, among other things, a minimum salary, a minimum annual bonus, contractual incentive compensation (for Mr. Strong), and consideration by the Compensation Committee for discretionary bonus compensation.

Wellsford and Mr. Strong entered into a Third Amended and Restated Employment Agreement in October 2004, and an Amendment to the Third Amended and Restated Employment Agreement in March 2006. Mr. Strong’s employment agreement provides, among other things, that Mr. Strong receive, effective January 1, 2006, a base salary of $211,612 per year, increased at the rate of 3% for 2007, and a minimum annual bonus of 75% of his base salary. The agreement expires on December 31, 2007, subject to automatic renewal for one-year periods (or shorter periods of not less than six months as determined by Wellsford) unless either party elects to terminate not less than 30 days prior to the expiration of the then current term. Pursuant to the agreement, Mr. Strong will be entitled to additional compensation, characterized as a retention bonus, in an aggregate amount equal to two times his then effective annual base salary upon the earlier of (1) December 31, 2008, (2) the expiration or termination of his employment agreement for any reason other than as a result of his death, disability, his termination by Wellsford for cause or his termination of the employment agreement and (3) the sale of all condominium units with respect to Wellsford’s Gold Peak project. Mr. Strong will also be entitled to receive a special bonus payment which is based upon the level of Wellsford’s return on its investment in the Palomino Park project above certain defined thresholds starting at 10%. In January 2006, $604,745 was paid to Mr. Strong as a result of Wellsford’s sale of the Palomino Park rental operations during 2005 which met certain of the defined thresholds of the special bonus arrangement. Mr. Strong will also be entitled to receive an additional lump sum bonus payment based upon the number of units sold (at $1,000 per unit) once Gold Peak profits, as defined, exceed $8,000,000 and 5% of Wellsford’s Gold Peak profits in excess of $8,259,000, if any, following the construction of the project and the sale of all condominium units. Mr. Strong will also be entitled to additional payments on any additional overall returns of the Palomino Park project, if earned. These additional payments are capped at a maximum of $395,255 as of December 31, 2006.

Wellsford and Mr. Cantaluppi entered into an employment agreement in May 2005, which was amended in March 2006. Pursuant to his employment agreement, Mr. Cantaluppi will receive a minimum annual base salary of $187,000 and a minimum annual bonus equal to 50% of his base salary. The agreement expires on June 30, 2007, subject to automatic renewal for one-year periods unless either party elects to terminate not less than 60 days prior to the expiration of the then current term. Before the effective time of the merger, Wellsford expects that it will enter into an amendment to Mr. Cantaluppi’s employment agreement such that he will continue as Wellsford’s Vice President, Chief Financial Officer and Assistant Secretary after the merger.

In March 2006, Wellsford and Mr. Burns entered into an employment agreement pursuant to which Mr. Burns was appointed Vice Chairman of Wellsford and agreed to devote approximately two days per week to the performance of his duties to Wellsford. As Vice Chairman of Wellsford, Mr. Burns is not a member of the board of directors. Pursuant to such agreement, Mr. Burns will be entitled to an annual base salary of at least $125,000, as well as a minimum bonus equal to 50% of his then base salary for 2006, 2007 and 2008 (which will be prorated for partial years of service so long as Mr. Burns’ employment is not terminated for cause).

Messrs. Burns, Strong and Cantaluppi are entitled to certain benefits and payments following termination of their employment agreements with Wellsford. See “— Potential Post-Employment Payments and Payments on a Change of Control — Termination Payments and Benefits” for a description of these benefits.

Lloyd Lynford and Jonathan Garfield

Wellsford and Merger Sub, as employers, have entered into employment agreements with Lloyd Lynford and Jonathan Garfield which are to become effective immediately after the occurrence of both (1) the effective time of the merger and (2) the repayment of all amounts due and payable under certain loans made to each of them by Reis, and will remain effective for a term of three years from their effective date. These agreements will supersede their current agreements with Reis and provide, in material part, as follows:

•	Lloyd Lynford will serve as President and Chief Executive Officer, and Mr. Garfield will serve as Executive Vice President, of both Wellsford and Merger Sub;

•	Lloyd Lynford and Mr. Garfield each will be entitled receive an annual base salary of $375,000 and a minimum annual bonus of $270,000 and $125,000, respectively, and additional incentive bonuses under certain circumstances;

•	on the effective date of their employment agreements, Lloyd Lynford and Mr. Garfield will be issued 100,000 and 46,000, respectively, restricted stock units of Wellsford, which will vest annually in three equal tranches on each anniversary of the effective date of the employment agreements, subject to the condition that certain levels of EBITDA growth are met each year or certain cumulative EBITDA targets are met; provided, however, if (A) a change of control occurs prior to the third anniversary date, all restricted stock units will vest on the effective date of the change of control, or (B) the employment of Lloyd Lynford or Mr. Garfield, as applicable, is terminated other than for cause or either resigns for good reason, all of his restricted stock units will vest on the date of that termination or resignation;

•	the employment of Lloyd Lynford or Mr. Garfield, as applicable, may be terminated prior to expiration of the three-year term for death, disability or cause, and Lloyd Lynford or Mr. Garfield, as applicable, may terminate his employment agreement for good reason, which includes (A) a material diminution in duties or responsibilities for either employer or a demotion or change in direct reporting relationship to the Wellsford board of directors, (B) being removed from, not nominated for re-election to, or not re-elected to the board of directors of Wellsford, (C) a material breach of the applicable employment agreement which is not cured within 20 days after notice of the breach, or (D) requiring Lloyd Lynford or Mr. Garfield, as applicable, to report to work on a regular basis at a location outside of a 30-mile radius from 530 Fifth Avenue, New York, New York;

•	upon termination of employment for death or disability, Lloyd Lynford or Mr. Garfield, as applicable, or his estate or other beneficiaries, will be paid his salary through the date of termination, accrued vacation pay, unpaid bonuses for prior years, unreimbursed business expenses and an additional amount equal to the excess of $810,000, in the case of Lloyd Lynford, and $375,000, in the case of Mr. Garfield, over the sum of his minimum annual bonuses paid in years prior to the date of termination;

•	upon termination of employment for cause by the employers or without good reason by Lloyd Lynford or Mr. Garfield, as applicable, he will not receive any payments other than salary through the date of termination, accrued vacation pay, unpaid bonuses for prior years and unreimbursed business expenses payable to him as of the date of termination;

•	if, within two years following a change of control, the employers terminate the employment of Lloyd Lynford or Mr. Garfield, as applicable, without cause or if either resigns for good reason, then he will be paid an amount equal to (1) salary through the date of termination, accrued vacation pay, unpaid bonuses for prior years and unreimbursed business expenses payable to him as of the date of termination, and (2) an amount equal to (A) 2.5 times his gross annual base salary for the year during which termination occurs, plus (B) a pro rata portion (based on the number of days employed during the year in which termination occurs) of the annual bonus received in the preceding year that was in excess of the minimum annual bonus amount, plus (C) the sum of the present value of any unpaid minimum annual bonuses for the three-year term; further, in the case of Lloyd Lynford only, he may resign within 30 days after a six-month period beginning on the effective date of a change of control and the resignation will be treated as a resignation for good reason;

•	if at any time during the three-year term (except during the two years following a change of control), the employers terminate the employment of Lloyd Lynford or Mr. Garfield, as applicable, for a reason other than cause, death or disability or either resigns for good reason, then he will be paid (1) salary through the date of termination, accrued vacation pay, unpaid bonuses for prior years and unreimbursed business expenses payable to him as of the date of termination, (2) the greater of the sum of (x) his gross annual base salary for each year remaining through the end of the three-year term and (y) $375,000 plus (3) the sum of the present value of any unpaid minimum annual bonuses for the three-year term plus (4) a pro rata portion (based on the number of days employed during the year in which termination occurs) of the annual bonus received in the preceding year that was in excess of the minimum annual bonus amount; and

•	for the period during which Lloyd Lynford or Mr. Garfield, as applicable, is employed pursuant to his employment agreement and, in certain cases for up to one year following termination, each is subject to confidentiality, non-competition and non-solicitation restrictions.

If any payment to Lloyd Lynford or Mr. Garfield would be an “excess parachute payment,” which would be subject to an excise tax under Section 4999 of the Code, then Lloyd Lynford or Mr. Garfield, as applicable, will be paid either (1) the full amount as described above or (2) a reduced amount so that he will not owe any excise tax under Section 4999 if payment of the reduced amount will result in greater after-tax proceeds to Lloyd Lynford or Mr. Garfield.

The term “cause” as used above means the applicable employee’s (1) breach of the restrictive covenants set forth in the employment agreements, (2) material breach of any other terms of the employment agreement which is not cured within 20 days of notice of the breach, (3) fraud or dishonesty in the course of employment, (4) continued gross neglect of duties for reasons other than disability, or (4) conviction, a plea of guilty or nolo contendre to any felony charge.

The term “change of control” as used above means the occurrence of any of the following, whether directly or indirectly, voluntarily or involuntarily, whether as part of a single transaction or a series of transactions:

•	during any period of 12 consecutive months or less, individuals who at the beginning of that period constitute the Wellsford board of directors cease, for any reason, to constitute at least a majority of the board, unless the election or nomination for election of each new director was approved by at least two-thirds of the directors then still in office who were directors at the beginning of the period; or

•	the sale, transfer or other disposition of all or substantially all of the assets of either employer (other than to a wholly-owned direct or indirect subsidiary of either employer or a benefit plan of either employer); or

•	any person or entity or group of affiliated persons or entities (other than Lloyd Lynford, Mr. Garfield or a group including either of them) acquiring beneficial ownership (as that term is used in Rules 13d-3, 13d-5 or 16a-1 under the Exchange Act) of 30% or more of the shares of capital stock or other equity of either employer, having by the terms thereof voting power to elect the members of the Wellsford board of directors, or, convertible into shares of such capital stock or other equity of either employer; or

•	the stockholders or members of either employer adopting a plan of liquidation or approving the dissolution of either employer; or

•	the merger, consolidation, or reorganization of either employer or any similar transaction which results in (1) the beneficial owners of the voting power of either employer immediately prior to the merger, consolidation, reorganization or transaction beneficially owning, after giving effect to such merger, consolidation, reorganization or transaction, interests or securities of the surviving or resulting entity representing 50% or less of the shares of capital stock or other equity of the surviving or resulting entity having by the terms thereof voting power to elect the members of the board or directors (or equivalent thereof) or convertible into shares of such capital stock or other equity of such entity or (2) any person or entity or group of affiliated persons or entities (other than Lloyd Lynford, Mr. Garfield or a group including either of them) owning, after giving effect to such merger, consolidation, reorganization or transaction, interests or securities of the surviving or resulting entity, acquiring beneficial ownership of 30% or more of the shares of capital stock or other equity of the surviving or resulting entity having by the terms thereof voting power to elect the members of the Wellsford board of directors (or equivalent thereof) or convertible into shares of such capital stock or other equity of such entity.

William Sander

Merger Sub, as employer, and Wellsford, with respect to certain provisions related to benefit plans only, have entered into an employment agreement with William Sander, currently the Chief Operating Officer of Reis, which is to become effective immediately after the effective time of the merger and will remain effective for a term of three years. This agreement will supersede Mr. Sander’s current agreement with Reis and provides, in material part, as follows:

•	Mr. Sander will serve as Chief Operating Officer of Merger Sub;

•	Mr. Sander will be entitled to receive an annual base salary of $289,850 and a minimum annual bonus of $145,000, which bonus will only be paid if Mr. Sander remains employed through the last day of the applicable 12-month period and is not subject to proration for any shorter period except as described below;

•	Mr. Sander will be entitled to receive a one-time payment of $157,000 on the effective date of his employment agreement and a retention bonus of $157,500 on the six-month anniversary of the effective date, provided that he is employed by Merger Sub at that time, or has been terminated without cause or resigned for any of the reasons described below;

•	on the effective date of his employment agreement, Wellsford will grant Mr. Sander an option or options to purchase 150,000 shares of Wellsford common stock at an exercise price equal to the fair market value of Wellsford common stock on the date of the grant, which options will vest in five equal installments;

•	Mr. Sander has agreed not to engage in any business competitive with that of Wellsford or Merger Sub during the term of his employment agreement and for 12 months following termination of his employment, and further, for 18 months following termination of his employment, to refrain from soliciting employees of Wellsford or Merger Sub to become employed by others or from soliciting customers to obtain services from others;

•	Mr. Sander’s employment agreement will terminate automatically upon his death, and may be terminated by Merger Sub for “cause” (as defined below) or without cause, and by Mr. Sander if Merger Sub breaches any of its obligations under the agreement (including a material diminution or demotion of Mr. Sander’s duties or position, as applicable) and does not remedy the breach within 30 days, or if Merger Sub’s principal offices are relocated more than 30 miles from its current offices;

•	in the event of Mr. Sander’s death, his estate will be entitled to his accrued salary and benefits, any minimum annual bonus to which he was entitled on the date of his death, and the one-time retention bonus payment if it had become payable to him on or prior to the date of his death; and

•	in the event Mr. Sander’s employment is terminated without cause or by Mr. Sander for the reasons stated above, in addition to all accrued salary and bonuses, he is entitled to a severance payment equal to (A) the greater of (1) his annual base salary in effect as of the date of termination or (2) the aggregate amount of his annual base salary remaining to be paid from the date of termination through the end of the three-year term of his employment agreement plus (B) a pro rata portion of his minimum annual bonus for the 12-month period during which he was terminated; provided, however, that in the event that his employment is terminated within the one-year period following a change of control of Wellsford or Merger Sub, he will be entitled to a severance payment equal to (a) two times the amount of his annual base salary in effect as of the date of termination plus (b) a pro rata portion of his minimum annual bonus for the 12-month period during which he was terminated.

The term “cause” as used above means there has been a good faith determination by the President or Chief Executive Officer of Merger Sub that at least one of the following has occurred: (1) Mr. Sander continually failed to perform his duties under his employment agreement for a period of more than 30 days for reasons other than illness or incapacity; (2) he committed an act of fraud on Merger Sub or Wellsford or breached his duty of loyalty to Merger Sub; (3) he was convicted of or pleaded guilty or nolo contendre to any felony charge; (4) he was convicted of or pleaded guilty or nolo contendre to any misdemeanor charge involving theft, fraud, or other financial impropriety; (5) he misappropriated any funds, property or rights of Merger Sub or Wellsford; (6) he breached either the covenants he made not to compete and not to solicit away customers or employees or his confidentiality obligations; (7) he violated any policy of Merger Sub and did not remedy these violations within 30 days; or (8) subject to applicable law, he has failed to perform his duties because of illness or incapacity for 120 days in any 365-day period.

Additionally, Mr. Sander and Reis have entered into an amendment to his current employment agreement with Reis which raises his annual base salary from $275,000 to $283,250, retroactive from November 1, 2006 and extends the term of the agreement through June 30, 2007. This amendment also provides that on the effective date of Mr. Sander’s employment agreement with Wellsford and Merger Sub described above, Reis will pay Mr. Sander a bonus of $100,000 if the effective date is on or prior to May 31, 2007 or $105,000 if the effective date is after May 31, 2007 and on or before June 30, 2007.

Potential Post-Employment Payments and Payments on a Change of Control

Termination Payments and Benefits

Under the employment agreements between Wellsford and the executive officers indicated below, Wellsford may be obligated to make severance or post-termination payments to the applicable individual, or he may be entitled to severance or post-termination benefits, depending upon the circumstances of termination.

Jeffrey Lynford

Upon termination of his employment agreement, Jeffrey Lynford is entitled to the following severance or post-termination payments and/or benefits:

•	if termination occurs because of disability, a prorated portion of the annual bonus payable for the year of termination;

•	if termination occurs because of death, his estate will receive a prorated portion of the annual bonus payable to him for the year in which he died;

•	if termination occurs at any time by Wellsford other than for proper cause or by him for good reason; including a change of control of Wellsford or Wellsford is liquidated and/or its assets are distributed to a liquidating trust, a lump sum payment equaling (1) the base salary payable from the date of termination through December 30, 2007, plus (2) the aggregate amount of any bonus that would have been payable from the date of termination through December 30, 2007;

•	if termination occurs for any reason whatsoever (other than by Wellsford for proper cause), including the expiration of the term of the employment agreement, (1) Wellsford must assign to Jeffrey Lynford all right, title and interest in and to both a split dollar life insurance agreement between him and Wellsford and the related insurance policies referred to in that agreement, without requiring repayment by him of paid or accrued premiums with respect to those policies, (2) all unvested stock options, restricted stock, and other similar awards will vest immediately and (3) he will be entitled to receive all benefits payable to him under pension or other retirement or deferred compensation benefit plans in effect on the date of termination.

Termination for “proper cause” may occur with the approval of at least three-quarters of the members of Wellsford’s board of directors in the event that Jeffrey Lynford has (A) willfully and continuously failed to substantially perform his duties or (B) willfully engaged in conduct which is demonstrably and materially injurious to Wellsford, either monetarily or otherwise. Wellsford may also terminate Jeffrey Lynford’s employment if he should fail, because of illness or incapacity, to provide services to Wellsford for either six consecutive months or for shorter periods aggregating nine months in any calendar year; additionally, the agreement will terminate automatically in the event of his death.

Jeffrey Lynford may terminate his employment agreement for “good reason” under the following circumstances: (A) the assignment of duties materially inconsistent with his status as a senior executive officer, or a substantial alteration in the nature or status of his responsibilities; (B) a breach by Wellsford of any of its obligations contained in the employment agreement; (C) failure of Wellsford to pay any installment of previously awarded incentive compensation or bonuses; or (D) failure of Wellsford to obtain a satisfactory agreement from a successor to perform its obligations under the agreement.

James Burns

Mr. Burns’ employment agreement provides that if termination occurs for a reason other than for “cause” by Wellsford or because of his disability or death, he is entitled to a lump sum payment equal to (A) a prorated portion (based on the number of days in the calendar year prior to the date of termination) of one-half of his then current annual base salary, plus (B) $75,000 per year for each year of employment since January 1, 2006, up to a maximum of $225,000. If Mr. Burns’ employment is terminated before December 31, 2008, he is entitled to receive a prorated portion of this payment based on the length of time that he remains employed.

Mark P. Cantaluppi

Mr. Cantaluppi’s employment agreement provides that if termination occurs for a reason other than for “cause” by Wellsford or his disability or death (including non-renewal of the agreement at the expiration of its term), Mr. Cantaluppi is entitled to a lump sum payment equal to (A) twice the amount of his annual salary for the calendar year in which termination occurs, plus (B) a prorated portion (based on the number of days in the calendar year prior to the date of termination) of the minimum annual bonus payable for the calendar year in which termination occurs, plus (3) an amount representing his daily salary rate multiplied by his accrued but unused vacation time.

In each of Mr. Cantaluppi’s and Mr. Burns’ employment agreements, “cause” is defined as (1) the commission of fraud, willful misconduct, or gross negligence in the performance of duties, (2) conviction of a felony, or (3) violation of the terms, conditions or obligations set forth in their respective employment agreements.

David Strong

Upon termination of his employment agreement, David Strong is entitled to the following severance or post-termination payments and/or benefits:

•	if termination occurs because of Mr. Strong’s death, his estate will receive a lump sum payment equal to his base salary for the year in which he died multiplied by the greater of (1) 0.5 or (2) the percentage of his base salary for the immediately preceding fiscal year that was paid to him as a bonus, this amount being referred to as the “deemed bonus”;

•	if termination occurs due to disability, a lump sum payment equal to (1) his base salary payable from January 1 of the year in which termination occurs through the last day of the month in which termination occurs multiplied by (2) the same fraction used to determine the deemed bonus amount described above;

•	if termination occurs for any reason aside from death, disability, by Mr. Strong, or by Wellsford for cause, (1) a continuation of salary and bonus payments through the later of the date of termination and December 31, 2007, and (2) a lump sum payment of twice his then current annual base salary if it has not been paid by December 31, 2008.

“Cause” is defined as actions by Mr. Strong which constitute malfeasance; malfeasance includes but is not limited to actions which are fraudulent, dishonest, or otherwise criminal. Cause may be determined in the reasonable but sole discretion of Wellsford’s board of directors.

William Sander

For a description of William Sander’s termination benefits, see “— Employment Agreements — William Sander” above.

Change of Control Payments and Benefits

Jeffrey Lynford

Jeffrey Lynford’s employment agreement provides that if he is terminated without good reason or terminates his employment following a change of control, he will be entitled to receive a lump sum payment equaling his (1) base salary payable from the date of termination through December 30, 2007, plus (2) the aggregate amount of any bonuses that would have been payable from the date of termination through December 30, 2007. He will also be entitled to receive all benefits payable to him under pension or other retirement or deferred compensation benefit plans in effect on the date of termination. Jeffrey Lynford is not required to mitigate the amount of his change of control payment by seeking other employment or taking any other action.

A “change of control” is defined as the occurrence of any of the following:

•	Wellsford engages in a transaction that is of a nature which would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act;

•	Wellsford engages in a merger, consolidation, reorganization, or a sale of all or substantially all of its assets to a “person,” as person is used for purposes of Section 13(d) or 14(d) of the Exchange Act;

•	Wellsford acquires assets of another company, or a subsidiary of Wellsford merges or consolidates with another company, and following the consummation of this transaction either (A) the stockholders of Wellsford own 69% or less of the voting power of the entity resulting from the transaction or (B) less than a majority of the members of Wellsford’s board of directors prior to the transaction remain as members of the board of directors of the entity resulting from the transaction;

•	any person, entity, or group of affiliates owns at any time more than 30% of the outstanding voting securities of Wellsford;

•	Wellsford is dissolved or its assets are transferred into a liquidating trust; or

•	Wellsford’s stockholders reject the entire slate of directors which are nominated at a single stockholders’ meeting or one-half or more of the entire slate of directors which are nominated in two or more consecutive stockholders’ meetings.

A change of control will not be deemed to have occurred if either (A) Jeffrey Lynford is a party to the transaction that would otherwise result in the change of control or is an officer, director, trustee or holds 5% or more equity in a party to the transaction, (B) Wellsford’s stockholders prior to the transaction hold more than 69% of the voting power of the entity resulting from the transaction, or (C) the members of Wellsford’s board of directors prior to the transaction constitute at least a majority of the board of directors of the entity resulting from the transaction. As Wellsford expects to enter into a new employment agreement with Jeffrey Lynford before the consummation of the merger, it is not anticipated that Jeffrey Lynford will receive a change of control payment as a result of the merger.

Mark P. Cantaluppi

Mr. Cantaluppi’s employment agreement provides that if his employment is terminated without good reason and other than for disability or death, or he terminates his employment agreement following a change of control, he will be entitled to receive a lump sum payment equal to (1) twice the amount of his annual salary for the calendar year in which the change of control occurs, plus (2) a prorated portion of the minimum bonus payable to him during the calendar year in which the change of control occurs, plus (3) an amount representing his daily salary rate multiplied by his accrued but unused vacation time. Mr. Cantaluppi is not required to mitigate the amount of his change of control payment by seeking other employment or taking any other action.

A “change of control” is defined as the occurrence of any of the following:

•	Wellsford merges or consolidates with another entity or person, or sells all or substantially all of its assets;

•	Wellsford acquires assets of another person or entity, or a subsidiary of Wellsford merges or consolidates with another person or entity and following the consummation of this transaction either (A) the stockholders of Wellsford own 69% or less of the voting power of the entity resulting from the transaction or (B) less than a majority of the members of Wellsford’s board of directors prior to the transaction remain as members of the board of directors of the entity resulting from the transaction;

•	any person, entity, or group of affiliates owns at any time more than 30% of the outstanding voting securities of Wellsford;

•	Wellsford is dissolved or its assets are transferred into a liquidating trust; or

•	Wellsford’s stockholders reject the entire slate of directors that are nominated at a single stockholders’ meeting or one-half or more of the entire slate of directors that are nominated at two or more consecutive stockholders’ meetings.

A change of control will not be deemed to have occurred if either (A) Mr. Cantaluppi is a party to the transaction that would otherwise result in the change of control or is an officer, director, trustee or holds 5% or more equity in a party to the transaction, (B) Wellsford stockholders prior to the transaction hold more than 69% of the voting power of the entity resulting from the transaction, or (C) the members of Wellsford’s board of directors prior to the transaction constitute at least a majority of the board of directors of the entity resulting from the transaction.

Additionally, Mr. Cantaluppi’s agreement does not entitle him to receive his change of control payment if he has been offered “comparable employment” by the entity surviving the change of control; provided that, if during the 180 day period following an offer of comparable employment, he determines that the conditions determining the comparable employment are no longer being met, and he terminates his employment on that basis, he will be entitled to the change of control payment described above. “Comparable employment” is defined as an offer to continue employment for at least the balance of the term of Mr. Cantaluppi’s employment agreement with the same title, and performing substantially similar duties, at a salary and bonus (and with benefits) that is not less than is provided for in his employment agreement. Although no change of control will occur as a result of the merger, it is anticipated that Mr. Cantaluppi will receive a one-time payment of $413,000. The amount expected to be paid to Mr. Cantaluppi is not contractual, but was determined by the Wellsford Compensation Committee to be an appropriate amount to compensate him for the payment he would have been entitled to receive on the placement of Wellsford’s assets into a liquidating trust, which would occur if Wellsford does not consummate the merger.

James Burns and David Strong

Mr. Burns and Mr. Strong are not entitled to any payments if their employment agreements are terminated as a result of a change of control of Wellsford.

Lloyd Lynford and Jonathan Garfield

The change of control payments for Lloyd Lynford and Mr. Garfield are described above under “— Employment Agreements — Lloyd Lynford and Jonathan Garfield.”

Post-Employment Payments and Benefits

The following table presents, for each named executive officer, the potential contractual post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2006 or, for Lloyd Lynford and Jonathan Garfield, on the date of the merger.

		Before Change of	After Change of
		Control Without	Control Without		Other
		Cause or for	Cause or for	Death and	Post-Employment
Named Executive Officer	Benefit	Good Reason	Good Reason	Disability	Payments

Jeffrey H. Lynford	Severance	$375,000	$375,000	$—	$—
	Bonus	$375,000	$375,000	$375,000	$—
	Benefits	$60,000	$60,000	$60,000	$—
James J. Burns	Severance	$—	$—	$77,900	$—
	Bonus (A)	$75,000	$75,000	$75,000	$—
David Strong	Severance (B)	$423,224	$423,224	$423,224	$—
	Bonus (C)	$—	$—	$158,709	$—
Mark P. Cantaluppi	Severance (D)	$392,700	$392,700	$—	$—
	Bonus	$98,175	$98,175	$98,175	$—
Lloyd Lynford	Severance (E)	$1,125,000	$937,500	$810,000	$—
	Bonus	$735,000	$735,000	$—	$—
Jonathan Garfield	Severance (E)	$1,125,000	$937,500	$375,000	$—
	Bonus	$340,000	$340,000	$—	$—

(A)	Mr. Burns is entitled to a bonus of $75,000 for each full calendar year of service since January 1, 2006 up to an aggregate of $225,000 through December 31, 2008.
(B)	Mr. Strong is entitled to a payment equal to two times his then base salary upon the earlier of the complete sell out of the Gold Peak project or December 31, 2008. If the project is not completely sold out he may continue to work but the termination payment is due.
(C)	Mr. Strong is entitled to receive a bonus of $1,000 for each Gold Peak unit sold once Gold Peak profits, as defined, exceed $8,000,000 and 5% of the Gold Peak profits in excess of $8,259,000 and the balance of an internal rate of return performance arrangement under his contract. Such amounts are not included in the above table.
(D)	Mr. Cantaluppi is entitled to receive two times his then base salary plus his minimum bonus (prorated for the number of days actually worked during the calendar year in which his employment is terminated) if his employment is terminated without cause or if he is not offered comparable employment upon a change of control. Although no change of control will occur as a result of the merger, it is anticipated that Mr. Cantaluppi will receive a one-time payment of $413,000. The amount expected to be paid to Mr. Cantaluppi is not contractual, but was determined by the Wellsford Compensation Committee to be an appropriate amount to compensate him for the payment he would have been entitled to receive on the placement of Wellsford’s assets into a liquidating trust, which would occur if Wellsford does not consummate the merger.
(E)	The calculations for Lloyd Lynford and Mr. Garfield assume that a triggering event occurs on the same day that their employment agreements become effective and, consequently, that three calendar years remain in the term of each of their employment agreements. Additionally, the bonus calculations are made using a 5% present value discount rate. See above under ‘‘— Employment Agreements — Lloyd Lynford and Jonathan Garfield” for further description of the payments to which Lloyd Lynford and Mr. Garfield are entitled post-termination.

Non-Compete and Confidentiality Arrangements

Jeffrey Lynford

Jeffrey Lynford’s employment agreement provides that the board of directors may determine in its discretion that he may not acquire an asset or develop, manage, or otherwise participate in a specific business opportunity, either directly or indirectly, if the applicable opportunity would prevent him from fulfilling his fiduciary responsibilities to Wellsford.

David Strong

During the term of his employment, Mr. Strong may not, without written consent from Wellsford’s President or Chairman of the board of directors, within the United States directly or indirectly (1) be employed by or provide services to any person or entity engaged in a business competitive with Wellsford, (2) engage in any competitive business individually, (3) become associated with or hold an ownership, management or any other interest in a competitive business, (4) employ or otherwise retain any person or entity who was employed or retained by Wellsford while Mr. Strong was employed by Wellsford, or (5) interfere with Wellsford’s business relationships with customers or suppliers in any manner. Mr. Strong is not prohibited from (A) investing personal assets in public entities which engage in competitive businesses so long as he holds less than a 1% equity interest in the competitor, (B) engaging in the above activities for a competitive business which operates wholly outside of the geographic regions in which Wellsford operates or does business, or (C) engaging in the above activities for any privately owned enterprise.

Confidentiality

All of Wellsford’s officers, directors and employees have acknowledged Wellsford’s Code of Business Conduct and Ethics, which contains provisions requiring the maintenance of confidentiality and non-disclosure of all of Wellsford’s non-public or otherwise proprietary information.

Additionally, Mr. Strong’s employment agreement contains an express confidentiality covenant, the violation of which is cause for termination. Mr. Strong has agreed that he will not, either during or at any time after the term of his employment, disclose material information about Wellsford or its officers or directors that he obtained or learned during the course of his employment, except (1) as required to perform his job duties and obligations, (2) with express consent from Wellsford’s President or Chairman of the board of directors, (3) to the extent that the information is public other than by reason of Mr. Strong’s breach of his agreement, or (4) as required by applicable law or court order. He is also required to deliver all materials relating to or belonging to Wellsford that he possesses or are under his control upon termination of his employment.

Pension Benefits

Neither Wellsford nor Reis has a pension plan. Both, however, have separate 401(k) plans for their respective employee groups.

Non-Qualified Deferred Compensation

The following table set forth Jeffrey Lynford’s participation in Wellsford’s deferred compensation plan during 2006. In January 2006, the subsidiary holding the balance of the deferred compensation assets and the related liabilities for deferred compensation was acquired by an entity owned by Jeffrey Lynford, Mr. Lowenthal and others. During 2006, there were no other Wellsford employees with a balance in the deferred compensation plan.

	Executive	Registrant					Aggregate
	Contributions	Contributions	Aggregate		Aggregate		Balance at
	in Last	in Last	Earnings in Last		Withdrawals/		Last Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year		Distributions		Year End
	($)	($)	($)		($)		($)

Jeffrey H. Lynford	$—	$—	$892	(A)	$8,262,456	(B)	$—

(A)	These earnings are also included in column headed “Changes in Pension Value and Non-Qualified Deferred Compensation” of the Summary Compensation table on page 68.
(B)	Reflects the amount of the balance acquired from Wellsford’s deferred compensation plan.

Outstanding Equity Awards At Fiscal Year End — Named Executive Officers

The following table reflects all outstanding equity awards to Wellsford’s named executive officers as of December 31, 2006. No other named executive officers had outstanding equity awards at December 31, 2006.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan Awards:
								Incentive	Market or
			Equity					Plan Awards:	Payout
			Incentive					Number of	Value of
			Plan Awards:				Market	Unearned	Unearned
		Number of	Number of			Number of	Value of	Shares,	Shares,
	Number of	Securities	Securities			Shares or	Shares or	Units or	Units or
	Securities	Underlying	Underlying			Units of	Units of	Other	Other
	Underlying	Unexercised	Unexercised	Option		Stock That	Stock That	Rights	Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	that Have	That Have
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Jeffrey H. Lynford	757,728	—	—	$5.81	12/31/07	—	$—	—	$—
	151,533	—	—	$5.81	12/31/07	—	$—	—	$—
David Strong	31,196	—	—	$5.81	12/31/07	—	$—	—	$—
	10,634	—	—	$5.03	12/9/08	—	$—	—	$—
	21,268	—	—	$4.60	12/9/09	—	$—	—	$—
Mark P. Cantaluppi	17,723	—	—	$4.55	11/14/09	—	$—	—	$—

Restricted Stock and Stock Option Grants Expected to be Made in Connection with the Merger

The Compensation Committee has determined that concurrently with the consummation of the merger, stock options will be issued to Mark P. Cantaluppi and William Sander. In addition, other executives and key employees of Reis and Wellsford will be given stock options under Wellsford’s existing Management Incentive Plans. In addition, the employment agreements of Lloyd Lynford and Mr. Garfield provide for the issuance to them of restricted stock units.

The number of shares of restricted stock and shares of underlying stock options expected to be granted to named executive officers of Wellsford and Reis are set forth in the following table:

	Number of Shares of	Number of Shares
	Restricted Stock	Underlying Stock Options
	(A)	(B)

Lloyd Lynford	100,000	—
Jonathan Garfield	46,000	—
Mark P. Cantaluppi	—	75,000
William Sander	—	150,000

(A)	Restricted stock units will vest over a three year period and be issuable at the end of three years if defined levels of increases on Reis EBITDA are achieved.
(B)	Stock options will be granted at an exercise price equal to the closing market price of Wellsford’s common stock on the date the merger is consummated and will vest over a five year period from the date of the merger.

Option Exercises and Stock Vested in 2006

The following table reflects the stock options exercised by Wellsford’s named executive officers during 2006. No restricted stock vested during 2006, all vesting occurred in prior years.

	Option Awards			Stock Awards
	Number of Shares	Value Realized		Number of Shares	Value Realized
	Acquired on Exercise	on Exercise		Acquired on Vesting	on Vesting

Jeffrey H. Lynford	—	$—		—	$—
James J. Burns	88,616	$252,999	(A)	—	$—
David Strong	175,559	$127,832		—	$—
Mark P. Cantaluppi	—	$—		—	$—
William H. Darrow II	—	$—		—	$—

(A)	Mr. Burns elected to receive the above amount in cash under the provisions of the amendments to the Management Incentive Plans approved by the Wellsford board of directors during 2006. Upon the completion of the transaction, Mr. Burns’s options were cancelled.

Compensation of Directors

During 2006, Wellsford paid to each of its non-employee directors (1) an annual fee of $20,000, payable quarterly in cash and (2) a fee of $3,800 payable in cash for each board meeting at which such director was present in person or by teleconference. Also during 2006, members of the Audit Committee received a fee of $1,000 payable in cash for each Audit Committee meeting at which such Audit Committee member was present in person or by teleconference and annual compensation of $10,000, payable quarterly in cash to each Audit Committee member, except for Mr. Germain, who received annual compensation of $15,000 payable quarterly in cash for his role as chairman of the Audit Committee. Jeffrey Lynford, the only director who is a full-time employee of Wellsford, was not paid any directors’ fees during 2006. In addition, Wellsford reimbursed the directors for travel expenses incurred in connection with their activities on behalf of Wellsford.

As a result of Wellsford’s management and directors’ evaluation of business alternatives, effective January 1, 2005, the board eliminated the annual stock payments and grant of options to its directors. Instead of these stock payments, which aggregated $16,000 per annum, and option grants of 2,500 options, the board of directors agreed to pay annual fees of $20,000, payable quarterly in cash to each non-employee director as described above.

Director Compensation for the 2006 Fiscal Year

The following table details all director compensation during 2006 (Jeffrey Lynford did not receive any director compensation during 2006):

Change in Pension
Value and
Non-Qualified
Fees Earned	Non-Equity	Deferred
or Paid	Stock	Option	Incentive Plan	Compensations	All Other
in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
($)	($)	($)	($)	($)	($)	($)

Edward Lowenthal	$58,000	$—	$—	$—	$11,276	(A)	$—	$69,276
Mark S. Germain	$73,200	$—	$—	$—	$—	$—	$73,200
Douglas Crocker II	$72,000	$—	$—	$—	$—	$—	$72,000
Meyer S. Frucher	$72,000	$—	$—	$—	$—	$—	$72,000
Bonnie R. Cohen	$68,200	$—	$—	$—	$—	$54,944	(B)	$123,144

(A)	Mr. Lowenthal was the President of Wellsford until March 31, 2002. He participated in Wellsford’s deferred compensation plan. On January 27, 2006, the subsidiary holding the assets of the deferred compensation plan and the related liability, along with certain real estate, was sold to a company controlled by Mr. Lowenthal and Jeffrey Lynford, among others. This amount represents the deferred compensation account earnings in January 2006. The value of Mr. Lowenthal’s share of the deferred compensation plan approximated $7,687,000 on the date of transfer.

(B)	Represents the net proceeds Ms. Cohen received upon the cashless exercise of options to purchase shares of Wellsford’s common stock, which she had previously received.

Future Compensation Arrangements for Directors

Based upon the recommendation of Cook, the compensation consultant hired by Wellsford in September 2006, Wellsford will modify the schedule of cash payments to non-employee directors as follows:

Type of Cash Compensation	Amount

Annual board member retainer	$20,000
Board meeting participation fee	3,800
Audit Committee member retainer	10,000
Audit Committee chairman retainer	15,000
Nominating/Governance Committee member retainer	2,000
Nominating/Governance Committee chairman retainer	6,000
Compensation Committee member retainer	2,000
Compensation Committee chairman retainer	6,000

Effective after the merger, Wellsford intends to issue annual restricted stock grants having a value of $40,000 to each non-employee director.

Director Equity Awards

It had been Wellsford’s procedure to award annual stock grants and stock option grants to directors as part of the individual director’s annual base compensation at the time of Wellsford’s directors meeting held in the beginning of December. The December meetings ceased after 2001 and such options were then issued at the end of the year. Option prices were set at the market price on the date of grant through 2001 and at the end of the year market price for the year thereafter. As a result of Wellsford management and the board of directors considering business alternatives, Wellsford ceased using equity grants effective January 1, 2005 and substituted an annual $20,000 cash retainer to directors.

Outstanding Equity Awards at Fiscal Year End — Directors

The following table sets forth all outstanding option and stock awards held by Wellsford’s current directors as of December 31, 2006:

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan Awards:	Plan Awards:
								Number of	Market
			Equity				Market	Unearned	or Payout
			Incentive				Value of	Shares,	Value of
	Number of	Number of	Plan Awards:			Number of	Shares or	Units or Other	Unearned
	Securities	Securities	Number			Shares or	Units of	Rights	Shares,
	Underlying	Underlying	of Securities			Units of	Stock	That	Units or Other
	Unexercised	Unexercised	Underlying	Options	Option	Stock That	That	Have	Rights That
	Options	Options	Unexercised	Exercise	Expiration	Have Not	Have Not	Not	Have
	Exercisable	Unexercisable	Unearned Options	Price	Date	Vested	Vested	Vested	Not Vested

Mark S. Germain	68,259	—	—	$5.81	12/31/07	—	$—	—	$—
	75,767	—	—	$5.81	12/31/07	—	$—	—	$—
	8,862	—	—	$8.89	3/15/08	—	$—	—	$—
	8,862	—	—	$5.03	12/9/08	—	$—	—	$—
	8,862	—	—	$4.60	12/9/09	—	$—	—	$—
	8,862	—	—	$4.43	12/7/10	—	$—	—	$—
	8,862	—	—	$5.43	12/6/11	—	$—	—	$—
	8,862	—	—	$4.46	12/30/12	—	$—	—	$—
	8,862	—	—	$5.24	12/30/13	—	$—	—	$—
	8,862	—	—	$4.09	12/30/14	—	$—	—	$—
Douglas Crocker II	37,882	—	—	$5.81	12/31/07	—	$—	—	$—
	8,862	—	—	$8.89	3/15/08	—	$—	—	$—
	8,862	—	—	$5.03	12/9/08	—	$—	—	$—
	8,862	—	—	$4.60	12/9/09	—	$—	—	$—
	8,862	—	—	$4.43	12/7/10	—	$—	—	$—
	8,862	—	—	$5.43	12/6/11	—	$—	—	$—
	8,862	—	—	$4.46	12/30/12	—	$—	—	$—
	8,862	—	—	$5.24	12/30/13	—	$—	—	$—
	8,862	—	—	$4.09	12/30/14	—	$—	—	$—
Meyer S. Frucher	8,862	—	—	$4.43	12/7/10	—	$—	—	$—
	8,862	—	—	$5.43	12/6/11	—	$—	—	$—
	8,862	—	—	$4.46	12/30/12	—	$—	—	$—
	8,862	—	—	$5.24	12/30/13	—	$—	—	$—
	8,862	—	—	$4.09	12/30/14	—	$—	—	$—

(A)	Options expire at adjusted expiration date or five years from resignation as a director of June 9, 2003, which ever is earlier.

Mr. Germain holds 68,259 options which were rolled over from the Residential Property Trust where he was a director and 75,767 options were granted to him at the formation of Wellsford in May 1997. Mr. Crocker holds 37,882 options granted at the formation of Wellsford. Mr. Crocker was EQR’s representative on the board of directors. Wellsford’s predecessor was merged into EQR and EQR obtained approximately 7% of Wellsford’s shares and a 20% interest in Wellsford’s development subsidiary at the time of the formation of Wellsford.

Option Exercises and Stock Vested — Directors

As previously discussed, Wellsford’s stockholders ratified the Plan on November 17, 2005. During the first quarter of 2006, Wellsford’s board of directors approved amendments to all outstanding options to allow an option holder to receive from Wellsford, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount of which the fair market value of the share of stock underlying the option on the date of the election to cancel exceeds the exercise price of such option. One director, Ms. Cohen, exercised such right during 2006 and the amount received is included in the “All Other Compensation” column on the director compensation table on page 80.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Wellsford common stock by each person known by Wellsford to be the beneficial owner of more than 5% of Wellsford’s outstanding common stock, by each director, each director appointee and nominee, each named executive officer of Wellsford and by all directors and executive officers of Wellsford as a group, as of March 31, 2007. Each person named in the table has sole voting and investment power with respect to all shares of Wellsford common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner (1)	Beneficial Ownership	Class (2)

Jeffrey H. Lynford (3)	1,111,642	13.8%
David M. Strong (4)	264,356	3.3%
Mark S. Germain (5)	218,158	2.7%
15 Bank Street
White Plains, NY 10606
Edward Lowenthal (6)	132,845	1.6%
Douglas Crocker II (7)	115,504	1.4%
c/o DC Partners LLC
71 South Wacker Drive
34th Floor
Chicago, Illinois 60606
Meyer S. Frucher (8)	44,310	*
324 West 101st Street, #2
New York, New York 10025
Mark P. Cantaluppi (9)	26,201	*
James J. Burns	15,936	*
William H. Darrow II (10)	4,438	*
Bonnie R. Cohen	2,552	*
c/o B.R. Cohen Consultancy
1824 Phelps Place, NW, Unit 1810
Washington, DC 20008
Lloyd Lynford	—	—
c/o Reis, Inc.
530 Fifth Avenue
New York, New York 10036
Jonathan Garfield	—	—
c/o Reis, Inc.
530 Fifth Avenue
New York, New York 10036
Michael J. Del Giudice	—	—
M. Christian Mitchell	—	—
All Directors (including director nominees and appointees) and Executive Officers of Wellsford as a group (14 persons) (11)	1,935,942	24.0%
Davidson Kempner Partners (12)	847,870	10.5%
885 Third Avenue
New York, New York 10022
S. Muoio & Co. LLC (12)	621,400	7.7%
509 Madison Avenue, Suite 406
New York, New York 10022

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner (1) (Continued)	Beneficial Ownership	Class (2)

Caroline Hunt Trust Estate (12)	405,500	5.0%
500 Crescent Court, Suite 300
Dallas, Texas 75201

*	Less than 1.0%

(1)	Unless otherwise indicated, the address of each person is c/o Wellsford Real Properties, Inc., 535 Madison Avenue, 26th Floor, New York, New York 10022.

(2)	Assumes the total number of shares outstanding on March 31, 2007 is 6,646,738, plus the conversion or exercise at March 31, 2007 of options to acquire 1,414,876 shares of common stock (all of which are exercisable at March 31, 2007).

(3)	Includes 909,261 shares of common stock issuable upon the exercise of options, all of which are exercisable at March 31, 2007. Options to purchase 757,728 of these shares represent replacement options for Trust share options. Also includes 163,787 shares of common stock held in a non-qualified deferred compensation trust with respect to which Jeffrey Lynford will not have voting power until the shares of common stock are distributed from the deferred compensation account. Also includes 17,956 shares of common stock held by the Lynford Family Charitable Trust; Jeffrey Lynford disclaims beneficial ownership of such shares. Also includes 3,554 shares of common stock held by Jeffrey Lynford’s Keogh account and 310 shares of common stock held in his 401(k) account.

(4)	Includes 63,098 shares of common stock issuable upon the exercise of options, all of which are exercisable at March 31, 2007. Options to purchase 42,816 of these shares represent replacement options for Trust share options.

(5)	Includes 214,922 shares of common stock issuable upon the exercise of options, all of which are exercisable at March 31, 2007. Options to purchase 68,259 of these shares represent replacement options for Trust share options.

(6)	Includes 92,700 shares of common stock held in a non-qualified deferred compensation trust with respect to which Mr. Lowenthal will not have voting power until the shares of common stock are distributed from the deferred compensation account. Also includes 145 shares of common stock held by Mr. Lowenthal’s wife; Mr. Lowenthal disclaims beneficial ownership of such shares. Also includes 1,000 shares of common stock held by Mr. Lowenthal’s Keogh account.

(7)	Includes 108,778 shares of common stock issuable upon the exercise of options, all of which are exercisable at March 31, 2007.

(8)	Includes 44,310 shares of common stock issuable upon the exercise of options, all of which are exercisable at March 31, 2007.

(9)	Includes 17,723 shares of common stock issuable upon the exercise of options, all of which are exercisable at March 31, 2007.

(10)	Includes 1,250 shares of common stock held in Mr. Darrow’s IRA account.

(11)	Includes the shares of common stock referred to in footnotes (3) through (10) above.

(12)	This information is based solely upon our review of the most recent Schedule 13G filings, or amendments thereof, or Form 4 filed by such filer with the SEC by March 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information for each of Wellsford’s compensation plans at December 31, 2006:

			Number of Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities	Weighted Average	Compensation Plans
	to be Issued upon	Exercise Price of	(Excluding Securities
	Exercise of Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders:
Rollover Stock Option Plan	825,987	$5.81	170,845
1997 Management Incentive Plan	348,731	$6.04	258,187
1998 Management Incentive Plan	240,158	$4.73	353,574

	1,414,876		782,606
Equity compensation plans not approved by stockholders	—		—

Total	1,414,876	$5.68	782,606

For additional information regarding Wellsford’s stock option plans, including an increase in the number of options and a decline in their exercise prices as a result of the initial liquidating distribution, and other adjustments, see Footnote 9 to Wellsford’s consolidated financial statements. The 1997 Plan and the Rollover Stock Option Plan expire on April 17, 2007. Any unissued options under either of these plans will no longer be available for issuance after that date.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Wellsford’s Code of Business Conduct and Ethics For Directors, Senior Financial Officers, other Officers and all other Employees provides for the avoidance of situations that create an actual or potential conflict between a director’s, officer’s or employee’s personal (or business) interests and the interests of Wellsford. The code requires the disclosure of such information to Wellsford’s Chief Financial Officer. In accordance with the policies set forth in the code, the Chief Financial Officer’s practice is to bring all situations involving an actual or potential conflict of interest to the attention of the board of directors, which then reviews the matter. The standard applied by the board of directors seeks to ensure that the terms of any related party transaction are at least arm’s length and otherwise fair and in the best interests of Wellsford.

Wellsford, through the years, has had a number of business dealings with companies or individuals which are considered related parties. Wellsford’s practice has been to disclose all such relationships and the economics of the transactions in the notes to the financial statements and where required in its annual or special proxy statements. In such instances the applicable officer or director has recused himself or herself from the decision and approval process and the disinterested directors formally approved the transaction.

Wellsford has had a financial interest in Reis since 1998 and currently owns an aggregate 23% interest on an as converted common stock basis. Since 2000, Wellsford’s former President and current director Mr. Lowenthal has been Wellsford’s representative on the Reis board. In addition, the Chief Executive Officers of Wellsford and Reis are brothers. As a result of the transaction and depending on the election by the other Reis stockholders, Lloyd Lynford could own up to 11.5% of the outstanding shares of Wellsford after the merger, thereby becoming Wellsford’s largest stockholder, and Mr. Garfield could own up to 7.7%. As disclosed elsewhere in this annual report on Form 10-K/A, they both will receive substantial cash payments as a result of the merger as well as future compensation. Each of Lloyd Lynford and Mr. Garfield will become a director of Wellsford, Lloyd Lynford will become President and Chief Executive Officer of Wellsford and Mr. Garfield will become Executive Vice President of Wellsford. Jeffrey Lynford and Mr. Lowenthal have and will continue to recuse themselves from any investment decisions made by Wellsford pertaining to Reis, including the vote of Wellsford’s board of directors to approve the merger and the merger agreement.

As a result of the existing relationships, a committee of the independent directors, chaired by Mr. Crocker, was formed to evaluate and determine the advisability of entering into the merger agreement and approving the merger agreement and all other relevant matters. Jeffrey Lynford and Mr. Lowenthal recused themselves from all approval decisions. Messrs. Burns and Cantaluppi represented Wellsford in the process. As a result of prior experience with Lazard, the independent committee engaged that firm to perform due diligence and issue a fairness opinion to the Wellsford board of directors with respect to the consideration being given to the Reis stockholders. Ernst & Young LLP was engaged by Wellsford to provide due diligence reviewing Reis’s prior financial statements and for the 2005, 2004 and 2003 tax returns. Anchin, Bloch & Anchin LLP was engaged to provide due diligence with respect to Reis’s computer information systems and database.

Wellsford currently has direct equity investments in Reis. At September 30, 2006 and December 31, 2005, the carrying amount of Wellsford’s aggregate investment in Reis was approximately $20,000,000 (liquidation basis). This investment represents approximately 23% of Reis’s equity on an as converted to common stock basis at December 31, 2006. Such investment has a cost basis of $6,790,000.

A portion of the Wellsford investment in Reis is held directly by Wellsford and the remainder was held by Reis Capital. Wellsford owned an approximate 51.09% non-controlling interest in Reis Capital. An affiliate of a significant stockholder of Wellsford, the Caroline Hunt Trust Estate (which owns 405,500 shares of common stock of Wellsford at September 30, 2006 and at December 31, 2005 and 2004, and which we refer to as the Hunt Trust), who, together with other Hunt Trust related entities, owned an approximate 39% interest in Reis Capital. In September 2006, the members of Reis Capital approved the dissolution of Reis Capital and in October 2006 they distributed the shares of Reis preferred stock that Reis Capital held to its members, including Wellsford Capital.

Investments by Wellsford’s officers and directors at December 31, 2006, together with shares of common stock held by Jeffrey Lynford represent approximately 3% of Reis’s equity, on an as converted to common stock basis. Additionally, a company controlled by the Chairman of EQR owns Series C and Series D preferred stock which aggregate to an approximate 5% interest in Reis on an as converted to common stock basis.

Certain Relationships and Other Related Transactions

The following table details revenues and expenses for transactions with affiliates:

	For the Year	For the Period	For the Period
	Ended	November 18 to	January 1 to
	December 31,	December 31,	November 17,
	2006	2005	2005
			(Going Concern
	(Liquidation Basis)		Basis)

Revenues:
WP Commercial fees(A):
Asset disposition fee revenue	$—	$—	$518,000

	$—	$—	$518,000

Costs and expenses:
EQR credit enhancement	$—	$—	$9,000
Fees to our partners, or their affiliates, on residential development projects	600,000	83,000	595,000

	$600,000	$83,000	$604,000

(A)	Wellsford/Whitehall was a joint venture by and among Wellsford, various entities affiliated with the Whitehall Funds, which we refer to as Whitehall, private real estate funds sponsored by The Goldman

Sachs Group, Inc. The managing member, which we refer to as WP Commercial, is a Goldman Sachs and Whitehall affiliate. Wellsford’s investment in Wellsford/Whitehall was redeemed in September 2005.

Jeffrey Lynford and Edward Lowenthal were members of the EQR board of directors from the date of the merger with EQR in May 1997 through their retirements from the EQR board in May 2003. In addition, the former President and vice chairman of EQR, Mr. Crocker, is a member of Wellsford’s board of directors. David J. Neithercut, the current President and Chief Executive Officer of EQR, was elected to Wellsford’s board on January 1, 2004 to represent EQR’s interests in Wellsford. Mr. Neithercut resigned as a director in April 2005. EQR had a 7.075% and a 14.15% interest in Wellsford’s residential project in Denver, Colorado at December 31, 2005 and 2004, respectively, and provided credit enhancement through May 2005. A subsidiary of EQR was the holder of $25,000,000 of Convertible Trust Preferred Securities and the 169,903 shares of class A-1 common stock of Wellsford. On January 25, 2006, EQR, the sole holder of the outstanding class A-1 common shares, converted its 169,903 class A-1 shares to shares of Wellsford common stock. The Convertible Trust Preferred Securities, which were issued in 2000 under the terms of the EQR merger, had an interest rate of 8.25% and were redeemed in April 2005.

With respect to EQR’s 14.15% interest at December 31, 2004 in the corporation that owns Palomino Park, there existed a put/call option between Wellsford and EQR related to one-half of such interest (7.075%). In February 2005, Wellsford informed EQR of its intent to exercise this option at a purchase price of $2,087,000. This transaction was completed in October 2005. Aggregate distributions from the subsidiary corporation’s available cash and sales proceeds of approximately $4,080,000 were made to EQR during the fourth quarter of 2005.

In January 2006, a company which is owned by Jeffrey Lynford, Mr. Lowenthal, the principal of Wellsford’s joint venture partner in Wellsford’s East Lyme, Connecticut project and others acquired from Wellsford a 10 acre parcel and a contract to acquire a contiguous 14 acre parcel in Beekman, New York, which we refer to as Beekman, at Wellsford’s aggregate cost of approximately $1,297,000. This was accomplished through a sale of the entities that owned the Beekman project. As part of this transaction, the balance of the deferred compensation assets aggregating approximately $14,721,000 held for the benefit of Jeffrey Lynford and Mr. Lowenthal, including an aggregate of 256,487 shares of common stock held in such accounts, were also acquired. Wellsford was relieved of the remaining deferred compensation liability which amounted to approximately $14,721,000 at December 31, 2005.

Director Independence

A majority of the members of the board qualify as independent directors under the listing standards of the AMEX, the Exchange Act and the requirements of any other applicable regulatory authority, including the SEC. The board annually reviews the relationship of each director with Wellsford and only those directors who the board affirmatively determines have no material relationship with Wellsford are deemed to be independent directors in accordance with those standards and requirements. Accordingly, the board determined that all members of the board are independent directors and have no material relationship with Wellsford other than as a director over the last three years, except for Jeffrey Lynford and, with respect to Edward Lowenthal, through the year ended December 31, 2006. Each member of the Compensation, Nominating and Audit Committees is independent as defined under the AMEX’s standards and Section 10A(m)(3) of the Exchange Act as it pertains to audit committees.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2006 and 2005, Ernst & Young LLP provided various audit and non-audit services to Wellsford. Set forth below are the aggregate fees billed for these services:

Audit Fees:  Aggregate fees billed for professional services rendered for (1) the audit of Wellsford’s annual financial statements for the years ended December 31, 2006 and 2005, (2) the reviews of the financial statements included in Wellsford’s quarterly reports on Form 10-Q during 2006 and 2005, (3) the internal control audit associated with the Sarbanes-Oxley Act Section 404 requirements in 2005 and

(4) services associated with Wellsford’s registration statements filed with the SEC, including fees associated with the merger-related filings, were $574,729 and $877,355 for 2006 and 2005, respectively.

Audit-Related Fees:  Aggregate fees and expenses billed for audit-related services, including due diligence services, were $79,907 for the year ended December 31, 2006. No fees were billed for other audit-related services to Wellsford for the year ended December 31, 2005.

Tax Fees:  Aggregate fees billed for tax services, including tax return preparation, other tax compliance and tax consulting services were $115,000 and $54,581 for the years ended December 31, 2006 and 2005, respectively.

All Other Fees:  No other fees were billed by Ernst & Young LLP for the years ended December 31, 2006 and 2005.

For a discussion of the Audit Committee’s pre-approval policies and procedures, see “Item 10. Directors, Executive Officers and Corporate Governance — Board Committees — Audit Committee” above.

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

(3) Exhibits

(a) Exhibit No.	Description†

2.1	Plan of Liquidation*
2.2	Agreement and Plan of Merger, dated as of October 11, 2006, by and among Wellsford, Reis Services, LLC and Reis, Inc. §
2.3	Voting Agreement, dated as of October 11, 2006, by and among Wellsford and certain stockholders of Reis, Inc. listed in Schedule A to the Voting Agreement. §
3.1	Articles of Amendment and Restatement of Wellsford.****
3.2	Articles Supplementary. §§§
3.3	Amended and Restated Bylaws of Wellsford. ~ ~ ~ ~
3.4	Amendment to Amended and Restated Bylaws. §§
4.1	Specimen certificate for Common Stock.***
10.1	Common Stock and Preferred Stock Purchase Agreement by and between the Wellsford and ERP Operating Limited Partnership, dated as of May 30, 1997.****
10.2	Amended and Restated 1998 Management Incentive Plan of Wellsford.(A)‡
10.3	1997 Management Incentive Plan of Wellsford.** (A)
10.4	Rollover Stock Option Plan of Wellsford.** (A)
10.5	Amendment to Registration Rights Agreement, dated as of May 5, 2000, by and between Wellsford and ERP Operating Limited Partnership.††††
10.6	Employment Agreement between Wellsford and James J. Burns.## (A)

(a) Exhibit No.		Description†

10	.6.1	Letter Agreement, dated as of March 21, 2006, between Wellsford and James J. Burns.§§ (A)
10.7		Employment Agreement between Wellsford and Mark P. Cantaluppi. ~ ~ (A)
10	.7.1	Letter Agreement, dated as of March 21, 2006, between Wellsford and Mark P. Cantaluppi.§§ (A)
10.8		Second Amended and Restated Employment Agreement, dated August 19, 2004, between Wellsford and Jeffrey H. Lynford.### (A)
10.9		Third Amended and Restated Employment Agreement, dated October 19, 2004, between Wellsford and David M. Strong. ~ (A)
10	.9.1	Amendment to Third Amended and Restated Employment Agreement, dated March 8, 2006, between Wellsford and David M. Strong††† (A)
10.10		Commercial Revolving and Construction Loan Agreement, dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.11		Promissory Note dated December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.12		Unconditional Guaranty dated December 23, 2004, by and among Wellsford Real Properties, Inc., East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.13		Revolving Promissory Note dated December 23, 2004 between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association.+
10.14		Development loan agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association. ~ ~ ~
10.15		Promissory Note for the $8,800,000 Development Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee. ~ ~ ~
10.16		Payment Guaranty for the $8,800,000 Development Loan, dated as of April 6, 2005, by Wellsford as Guarantor to and for the benefit of Key Bank National Association as lender. ~ ~ ~
10.17		Construction Loan Agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association. ~ ~ ~
10.18		Promissory Note for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee. ~ ~ ~
10.19		Payment Guaranty for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Wellsford as Guarantor to and for the benefit of Key Bank National Association as lender. ~ ~ ~
10.20		Purchase and Sale Contract for Palomino Park, Douglas County, Colorado, by and between Park at Highlands, LLC, Red Canyon at Palomino Park, LLC, Green River at Palomino Park, LLC and Teachers Insurance and Annuity Association of America, dated August 26, 2005.#
10.21		Unconditional Guaranty by and among Claverack Housing Ventures, LLC, Sciame Development, Inc., Wellsford and Wachovia Bank National Association, dated December 15, 2005.++
10.22		Amended and Restated Mortgage Note by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.++
10.23		Building Loan Mortgage Note by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.++
10.24		Building Loan Mortgage, Assignment of Rents and Security Agreement by and between Claverack Housing Ventures, LLC and Wachovia Bank National Association, dated December 15, 2005.++
10.25		Purchase and Sale Agreement, dated as of January 27, 2006, between Wellsford and Beekman Acquisition, LLC.++
10.30		Employment Agreement among Wellsford, Reis Services, LLC, and Lloyd Lynford. §§§§ (A)
10.31		Employment Agreement among Wellsford, Reis Services, LLC, and Jonathan Garfield. §§§§ (A)
10.32		Credit Agreement, dated as of October 11, 2006, among Reis, Inc., as Borrower, the Lenders listed therein, as lenders, Bank of Montreal, Chicago Branch, as Administrative Agent, and BMO Capital Markets, as Lead Arranger. §§§§§
10.33		Employment Agreement between Reis Services, LLC, as employer, Wellsford Real Properties, Inc., with respect to certain provisions, and William Sander. (A)

(a) Exhibit No.	Description†

14.1	Wellsford Amended Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees.††
21.1	Subsidiaries of the Registrant.‡
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following previously filed documents are incorporated by reference herein as indicated.

(A)	This document is either a management contract or compensatory plan.

‡	Previously filed as an exhibit to the Form 10-K filed on March 29, 2007.

*	Previously filed with the Definitive Proxy Statement on Form 14A filed on October 11, 2005.

**	Previously filed as an exhibit to the Form 10/A Amendment No. 1 filed on May 21, 1997.

***	Previously filed as an exhibit to the Form 10/A Amendment No. 2 filed on May 28, 1997.

****	Previously filed as an exhibit to the Form S-11 filed on July 30, 1997.

†	Wellsford acquired its interest in a number of these documents by assignment.

††	Previously filed as an exhibit to the Form 8-K filed on November 18, 2005.

†††	Previously filed as an exhibit to the Form 8-K filed on March 13, 2006.

††††	Previously filed as an exhibit to the Form 8-K filed on May 11, 2000.

+	Previously filed as an exhibit to the Form 10-K filed on March 15, 2005.

++	Previously filed as an exhibit to the Form 10-K filed on March 16, 2006.

#	Previously filed as an exhibit to the Form 10-Q filed on November 8, 2005.

##	Previously filed as an exhibit to the Form 10-Q filed on May 6, 2004.

###	Previously filed as an exhibit to the Form 10-Q filed on November 5, 2004.

~	Previously filed as an exhibit to the Form 8-K filed on October 22, 2004.

~ ~	Previously filed as an exhibit to the Form 8-K filed on May 23, 2005.

~ ~ ~	Previously filed as an exhibit to the Form 8-K filed on April 11, 2005.

~ ~ ~ ~	Previously filed as an exhibit to the Form 8-K filed on October 3, 2005.

§	Previously filed as an exhibit to the Form 8-K filed on October 12, 2006.

§§	Previously filed as an exhibit to the Form 8-K filed on March 24, 2006.

§§§	Previously filed as an exhibit to the Form 8-K filed on December 21, 2006.

§§§§	Previously filed as an exhibit to the Form S-4 filed on December 28, 2006.

§§§§§	Previously filed as an exhibit to Amendment No. 1 to the Form S-4 filed on March 9, 2007.

(c) The following exhibits are filed as exhibits to this Form 10-K: See Item 15 (a) (3) above.

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: April 27, 2007

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
F-7
Notes to Consolidated Financial Statements	F-9
Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-46

FINANCIAL STATEMENT SCHEDULES

III. Real Estate and Accumulated Depreciation	S-1

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

/s/  Ernst & Young LLP

Dallas, Texas
January 31, 2006

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Real estate assets:
Land	$1,166,250	$1,166,250
Land improvements	3,170,580	3,608,757
Buildings and improvements	6,952,763	6,897,437

	11,289,593	11,672,444
Less accumulated depreciation	(2,612,576)	(1,987,244)

	8,677,017	9,685,200
Assets held for sale	—	138,809,453
Cash and cash equivalents	1,444,452	2,280,434
Restricted cash	—	9,729,738
Deferred costs, less accumulated amortization	—	780,385
Receivables, prepaids and other assets, net	306,661	1,083,189

Total assets	$10,428,130	$162,368,399

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Notes payable	$—	$113,887,418
Liabilities attributable to assets held for sale	—	15,880,361
Accrued expenses and other liabilities	1,251,775	3,297,833
Accrued interest on notes payable	—	537,282

Total liabilities	1,251,775	133,602,894
Commitments and contingencies
Members’ equity	9,176,355	28,765,505

Total liabilities and members’ equity	$10,428,130	$162,368,399

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003

Revenues:
Rental income	$1,046,654	$1,041,553	$1,111,723
Recoverable expenses	122,748	128,500	114,031
Interest and other income	411,130	465,434	263,722

Total revenues	1,580,532	1,635,487	1,489,476

Expenses:
Property operations	569,151	461,803	569,211
Real estate taxes	187,484	230,304	192,217
Insurance	30,721	45,139	42,352
Interest	380,617	337,957	351,464
Fair value adjustment of derivative instrument	8,889	259,731	—
Depreciation and amortization	625,332	668,328	634,725
Asset management fees	112,483	112,483	112,491
Ownership	43,486	194,758	328,929
Loss from impairment	452,500	3,305,985	—

Total expenses	2,410,663	5,616,488	2,231,389

Loss before discontinued operations	(830,131)	(3,981,001)	(741,913)
Discontinued Operations:
Gain on dispositions	17,325,536	886,651	9,297,121
Operating income	28,708	2,385,882	9,842,592
Interest and amortization	(2,218,532)	(11,674,228)	(15,626,814)
Loss from impairment	—	(17,763,511)	(114,687,022)

Income (loss) from discontinued operations	15,135,712	(26,165,206)	(111,174,123)

Net income (loss)	$14,305,581	$(30,146,207)	$(111,916,036)

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

				Excess of
				Distributions	Other	Total
	Membership		Paid-In	Over	Comprehensive	Members’
	Units	Amount	Capital	Earnings	(Loss)/Income	Equity

January 1, 2003	19,258,328	$192,583	$275,657,412	$(96,108,482)	$(1,296,573)	$178,444,940
Net loss	—	—	—	(111,916,036)	—	(111,916,036)
Other comprehensive income	—	—	—	—	1,102,893	1,102,893
Distributions	—	—	—	(2,264,826)	—	(2,264,826)

December 31, 2003	19,258,328	192,583	275,657,412	(210,289,344)	(193,680)	65,366,971
Net loss	—	—	—	(30,146,207)	—	(30,146,207)
Other comprehensive income	—	—	—	—	193,680	193,680
Redemption of Saracen Members’ Interest	(1,434,126)	(1,434)	(6,647,505)	—	—	(6,648,939)

December 31, 2004	17,824,202	191,149	269,009,907	(240,435,551)	—	28,765,505
Net income	—	—	—	14,305,581	—	14,305,581
Distributions	—	—	—	(25,500,000)	—	(25,500,000)
Redemption of WCPT Members’ Interest	(6,276,780)	(6,277)	(8,388,454)	—	—	(8,394,731)

December 31, 2005	11,547,422	$184,872	$260,621,453	$(251,629,970)	$—	$9,176,355

WELLSFORD/WHITEHALL GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,305,581	$(30,146,207)	$(111,916,036)
Adjustments from net income (loss) to net cash from operating activities:
Gain on disposition of real estate assets	(17,325,536)	(886,651)	(9,297,121)
Loss on derivative fair market value adjustment	8,889	259,731	—
Depreciation and amortization	625,332	8,147,492	11,200,304
Loss on impairment of real estate assets	452,500	21,069,496	114,687,022
Amortization of deferred financing costs	771,496	1,298,036	4,964,321
Change in receivables, prepaids and other assets	3,053,353	(1,466,571)	3,431,762
Change in accrued expenses and other liabilities	(2,519,495)	(4,667,969)	690,090

Net cash (used in) provided by operating activities	(627,880)	(6,392,643)	13,760,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate assets	(704,678)	(8,668,305)	(23,807,946)
Disposal of real estate assets, net of selling expenses	154,365,392	17,182,058	170,509,950

Net cash provided by investing activities	153,660,714	8,513,753	146,702,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	7,925,001	—
Repayment of notes payable	(129,703,823)	(15,705,781)	(166,700,076)
Repayment of ground lease obligations	—	—	(1,111,239)
Change in restricted cash	9,729,738	(2,350,373)	4,641,803
Deferred financing costs	—	(1,316,829)	(83,543)
Member distributions	(25,500,000)	—	(2,264,826)
Redemption of equity	(8,394,731)	—	—

Net cash used in financing activities	(153,868,816)	(11,447,982)	(165,517,881)

Net change in cash and cash equivalents	(835,982)	(9,326,872)	(5,055,535)
Cash and cash equivalents, beginning of year	2,280,434	11,607,306	16,662,841

Cash and cash equivalents, end of year	$1,444,452	$2,280,434	$11,607,306

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,678,891	$10,886,159	$12,369,290

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

1.	Organization and Business

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

The number of membership units issued and outstanding is as follows:

	December 31,
	2005	2004	2003

Whitehall Members	11,547,422	11,547,422	11,547,422
WCPT	—	6,276,780	6,276,780
Saracen Members	—	—	1,434,126

Total	11,547,422	17,824,202	19,258,328

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

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
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

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
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

The Company owns the following properties classified as held for investment. Amounts are presented net of impairment provisions (amounts in thousands):

		December 31,
	Location	2005	2004

Property Collateralizing Portfolio Loan-2004
150 Mount Bethel	Warren, NJ	$8,119	$8,063
Unencumbered Property
Airport Executive Park-Land	Hanover Twp, NJ	3,171	3,609

Real estate held for investment		11,290	11,672
Accumulated depreciation		(2,613)	(1,987)

Real estate held for investment, net		$8,677	$9,685

One tenant of the properties held for investment contributed approximately 97% of rental income generated by properties held for investment for the year ended December 31, 2005.

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 (Continued)

Commercial Properties (Continued)

The Company owned the following properties classified as held for sale as of December 31, 2004. As of December 31, 2005, all assets owned by the Company were held for investment. Amounts are presented net of impairment provisions (amounts in thousands):

				December 31,
Properties Collateralizing Portfolio Loan			Location	2005	2004

300 Atrium Drive	(a	)	Somerset, NJ	—	$11,087
400 Atrium Drive	(a	)	Somerset, NJ	—	34,865
500 Atrium Drive	(a	)	Somerset, NJ	—	12,740
700 Atrium Drive	(a	)	Somerset, NJ	—	10,104
Garden State Exhibit Center	(a	)	Somerset, NJ	—	7,281
Cutler Lake Corporate Center	(b	)	Needham, MA	—	39,425
377/379 Campus Drive	(a	)	Franklin Twp, NJ	—	11,694
Samsung/105 Challenger Road	(c	)	Ridgefield Park, NJ	—	24,571

				—	151,767

Properties Collateralizing Other Mortgages or Unencumbered				2005	2004

600 Atrium Drive (land)	(a	)	Somerset, NJ	—	—
Airport Executive Park	(a	)	Hanover Twp, NJ	—	8,854
CVS	(a	)	Essex, MD	—	4,724
CVS	(a	)	Pennsauken, NJ	—	3,908
CVS	(a	)	Runnemede, NJ	—	4,121
CVS	(a	)	Wetumpka, AL	—	2,665
CVS	(a	)	Richmond, VA	—	3,162

				—	27,434

Real estate held for sale				—	179,201
Accumulated depreciation				—	(42,797)

Real estate held for sale, net				—	$136,404

(a)  Asset sold during January 2005.
(b)  Asset sold during April 2005.
(c)  Asset sold during May 2005.

The Company capitalizes interest related to properties under renovation to the extent such assets qualify for capitalization. Total interest capitalized was $0, $0 and $2,763,000, respectively, for the years ended December 31, 2005, 2004, and 2003.

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
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

Property held
For the Years Ended December 31,	for investment

2006	$1,227
2007	1,288
2008	345
2009	31
2010	31
Thereafter	44

Total	$2,966

The future minimum lease payments do not include specified payments for tenant reimbursements of operating expenses.

5.	Ground Leases

The leasehold interest in one property held for investment is subject to a ground lease. At December 31, 2005, aggregate future minimum rental payments under the lease which expires on April 20, 2077, are as follows (amounts in thousands):

Property held
For the Years Ended December 31,	for investment

2006	$73
2007	75
2008	76
2009	77
2010	78
Thereafter	7,990

Total	$8,369

6.	Notes Payable

The Company’s notes payable consisted of the following (amounts in thousands):

	Interest Rate at	December 31,
Debt	December 31, 2004	2005	2004

General Electric Capital Real Estate(a)	LIBOR + 3.25%	$—	$106,078
Other Mortgage Loans
Washington Mutual(a)	LIBOR + 2.50%	—	7,809
Wells Fargo(b)	7.28%	—	15,816

Total notes payable		—	129,703

Notes payable assumed by purchaser		—	(15,816)

Total notes payable, net of notes payable assumed		$—	$113,887

_ _

(a)	The Company repaid the Portfolio Loan and the Washington Mutual debt in full during 2005 with the sale of the assets.
(b)	The Wells Fargo note was assumed as part of the sale of certain assets during January 2005.

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 (Continued)

Notes Payable (Continued)

In June 2001, the Company obtained a loan with General Electric Capital Real Estate (the “Portfolio Loan”) which required monthly payments of interest until maturity. During 2005, the loan was repaid in full with the sale of the assets.

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

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 (Continued)

Transactions with Affiliates (Continued)

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

As of December 31, 2004, the Company had 15 properties totaling 1,644,000 square feet (unaudited), which were classified as held for sale. There were no properties held for sale at December 31, 2005. Consistent with SFAS No. 144, the results of operations of the properties held for sale were reported as discontinued operations for the year ended December 31, 2004. Assets and liabilities anticipated to be sold that are attributable to the properties held for sale were classified separately in the Company’s balance sheets, and are summarized as follows (amounts in thousands):

	December 31,
	2005	2004

ASSETS
Net real estate	$—	$136,404
Receivables, prepaid and other assets	—	2,405

Total assets held for sale	$—	$138,809

LIABILITIES
Notes payable	$—	$15,816
Accrued interest on notes payable	—	64

Total liabilities held for sale	$—	$15,880

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

The Company sold the following properties ($ in thousands):

	Years Ended December 31,
	2005	2004	2003

Number of properties	15	1	11

Net sales proceeds	$154,365	$17,182	$170,510

Gain on sale	$17,326	$5,193	$9,297

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 (Continued)

Discontinued Operations (continued)

The transfer of the six properties encumbered by the Nomura Loan to the Saracen Members was treated as a non-monetary exchange. Accordingly, a loss was recognized in the financial statements during 2004 in the amount of $4,306,000, representing the difference between the book value and the fair value of the assets and liabilities on the date of transfer.

9.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, interest rate protection agreements and notes payable. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of this item. The fair values of the interest rate derivative instruments are the amount at which they could be settled, based on estimates obtained from the third parties. The carrying values for certain notes payable approximate fair values because such debt consists of variable rate debt that reprices frequently.

10.	Commitments and Contingencies

From time to time, legal actions are brought against the Company in the ordinary course of business. Although there can be no assurance, the Company is not a party to any legal action that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the future.

In connection with the redemption of the WCPT members’ interest, if the Company enters into a sales contract over a specified amount, for one of the remaining assets, within six months and the sale closes within twelve months of the redemption, the Company would then remit to WCPT additional proceeds up to but not to exceed $528,150.

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