Form 10-Q
period 2007-03-31
WELLSFORD REAL PROPERTIES INC
filed 2007-05-11
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of the Registrant’s shares of common stock outstanding was 6,646,738 as of May 10, 2007.

		Page
		Number

PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Statements of Net Assets in Liquidation (liquidation basis) at March 31, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) for the Three Months Ended March 31, 2007 and 2006	2
	Consolidated Statements of Cash Flows (liquidation basis) (unaudited) for the Three Months Ended March 31, 2007 and 2006	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 6.	Exhibits	29
Signatures		30
Exhibits
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

ii

Part I.  Financial Information

Item 1.	Financial Statements (Unaudited)

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Real estate assets under development	$37,832,269	$41,159,400

Investment in Reis, Inc.	20,000,000	20,000,000
Investments in joint ventures	290,000	423,000

Total real estate and investments	58,122,269	61,582,400

Cash and cash equivalents	39,304,567	39,050,333
Restricted cash and investments	2,992,241	2,936,978
Receivables, prepaid and other assets	1,206,824	2,230,008
Deferred merger costs	3,753,598	2,677,764

Total assets	105,379,499	108,477,483

Liabilities and Net Assets in Liquidation
Liabilities:
Mortgage notes and construction loans payable	17,984,678	20,129,461
Construction payables	2,419,588	2,226,599
Accrued expenses and other liabilities (including merger costs of $1,528,393 and $654,860 at March 31, 2007 and December 31, 2006)	5,247,295	5,912,191
Reserve for estimated costs during the liquidation period	17,447,143	18,301,885
Reserve for option cancellations	3,063,778	2,633,408

Total liabilities	46,162,482	49,203,544

Minority interests at estimated value	1,712,566	1,678,378

Total liabilities and minority interests	47,875,048	50,881,922

Commitments and contingencies

Net assets in liquidation	$57,504,451	$57,595,561

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Net Assets in Liquidation
(Liquidation Basis) (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Net assets in liquidation – beginning of period	$57,595,561	$56,569,414
Operating income	472,197	368,323
Sales of real estate assets under development and other changes in net real estate assets under development, net of minority interest and estimated income taxes	(132,937)	672,805
Provision for option cancellation reserve	—	(4,226,938)
Change in option cancellation reserve	(430,370)	—

(Decrease) in net assets in liquidation	(91,110)	(3,185,810)

Net assets in liquidation – end of period	$57,504,451	$53,383,604

See notes to Consolidated Financial Statements

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Liquidation Basis) (Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Cash flows from operating activities:
Change in net assets in liquidation from:
Interest and other income and expense, net	$472,197	$368,323
Operating activities of real estate assets under development, net	(132,937)	—

	339,260	368,323
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	—	512
Undistributed minority interest (benefit)	(5,529)	—
Changes in assets and liabilities:
Restricted cash and investments	(55,263)	260,092
Real estate assets under development	3,223,401	(4,334,182)
Receivables, prepaid and other assets	1,015,631	(30,338)
Accrued expenses and other liabilities	(1,479,269)	(2,848,866)
Reserve for estimated costs during the liquidation period	(854,742)	(911,078)
Construction payables	192,989	(246,264)

Net cash provided by (used in) operating activities	2,376,478	(7,741,801)

Cash flows from investing activities:
Proceeds from the sale of real estate assets	—	1,296,883
Return of capital from investment in joint ventures	120,000	—
Deferred merger costs	(97,461)	—

Net cash provided by investing activities	22,539	1,296,883

Cash flows from financing activities:
Borrowings from mortgage notes and construction loans payable	3,427,517	8,447,615
Repayments of mortgage notes and construction loans payable	(5,572,300)	(3,928,610)
Payments for option cancellations	—	(134,702)
Minority interest investment	—	175,176
Distributions to minority interest	—	(47,250)

Net cash (used in) provided by financing activities	(2,144,783)	4,512,229

Net increase (decrease) in cash and cash equivalents	254,234	(1,932,689)
Cash and cash equivalents, beginning of period	39,050,333	41,027,086

Cash and cash equivalents, end of period	$39,304,567	$39,094,397

Supplemental information:
Cash paid during the period for interest, excluding interest funded by construction loans	$—	$—

Cash paid during the period for income taxes, net of refunds	$132,262	$2,323

Supplemental schedule of non-cash investing and financing activities:
Release of shares held in deferred compensation plan		$5,181,985

Provision for option cancellation reserve		$4,226,938

Increase in option cancellation reserve	$430,370

Net transfer of deferred compensation assets and related liability		$14,720,730

Accrual for unpaid merger costs	$978,373

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

Business

The Company was originally formed to operate as a real estate merchant banking firm to acquire, develop, finance and operate real properties and invest in private and public real estate companies. The Company’s remaining primary operating activities are the development, construction and sale of three residential projects and its approximate 23% ownership interest in Reis, Inc. (“Reis”). Reis is a provider of commercial real estate market information to investors, lenders and other professionals in the debt and equity capital markets. See Note 3 for information regarding the Company’s remaining primary operating activities.

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

Under the rules of the American Stock Exchange, or AMEX, a company listed on the AMEX is required to obtain stockholder approval before the issuance of common stock if the common stock issued in the merger exceeds 20% of the shares of common stock of the company outstanding immediately before the effectiveness of the merger. The Merger is expected to be consummated in the second quarter of 2007, subject to the result of the stockholders vote and the satisfaction or waiver of other closing conditions. The definitive joint proxy statement/prospectus of Wellsford and Reis was filed with the Securities and Exchange Commission (“SEC”) on May 2, 2007 and mailing to stockholders commenced on May 3, 2007.

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

There can be no assurance that the Reis stockholders will vote to approve the Merger and adopt the Merger agreement or that the Company’s stockholders will vote to issue shares of the Company’s common stock in connection with the Merger. Furthermore, there can be no assurance following a vote in favor of the Merger and the issuance of the Company’s common stock that the Merger will be consummated.

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

The Company’s net assets in liquidation at March 31, 2007 and December 31, 2006 were:

	March 31,	December 31,
	2007	2006

Net assets in liquidation	$57,504,451	$57,595,561
Per share	$8.65	$8.67
Common stock outstanding at each respective date	6,646,738	6,646,738

The reported amounts for net assets in liquidation present development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets are presented at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. There can be no

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Organization, Business and Plan of Liquidation (Continued)

assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. Such amounts should not be taken as an indication of the timing or amount of future distributions to be made by the Company if the Merger is not consummated and if the Plan were to continue (see the Liquidation Basis of Accounting disclosure in Note 2 below).

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds the Company will receive on the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions before a final liquidating distribution if the Plan is not terminated.

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

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on November 17, 2005, the date of the approval of the Plan by the Company’s stockholders, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of March 31, 2007 and December 31, 2006. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in the Statements of Net Assets in Liquidation at March 31, 2007 and December 31, 2006.

Net Assets in Liquidation

Real estate assets under development are primarily reflected at net realizable value which is based upon the Company’s budgets for constructing and selling the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units, homes or lots. Sales prices are determined in consultation with the respective third party companies who are the sales agent for the project, where applicable. Costs and expenses are based upon the Company’s budgets. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects’ planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios. The Company would be required to make additional equity contributions. For two projects, the Company has assumed that construction loans will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. The expected net sales proceeds are discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company’s equity investment. The effect of changes in values of real estate assets under development was a net decrease of approximately $968,000 from December 31, 2006 to March 31, 2007. The net decrease results primarily from the sale of condominium units and homes and changes in the values of real estate under development, partially offset by the shortening of the discount period due to the passage of time.

The Company reports operating income on the Consolidated Statements of Changes in Net Assets in Liquidation which is comprised primarily of interest and other income earned on invested cash during the reporting periods.

The estimated net realizable value of the Company’s interests in Reis is derived from an approximate $90,000,000 equity value of Reis, based upon the Merger terms for valuation purposes at March 31, 2007 and December 31, 2006 and offers Reis received from potential purchasers during prior reporting periods. See Note 3 for additional disclosure regarding Reis.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Summary of Significant Accounting Policies (Continued)

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and sale of other assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. Also, the Company has not recorded any liability for any cash operating shortfall that may result at the projects under development during the anticipated holding period because management currently expects that projected operating shortfalls could be funded from the overall operating profits derived from the sale of homes, condominium units and lots and interest earned on invested cash. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected as well as other market factors. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Three Months Ended March 31, 2007
	Balance at	Adjustments and	Balance at
	December 31, 2006	Payments	March 31, 2007

Payroll, benefits, severance and retention costs	$8,982,000	$(388,000)	$8,594,000
Professional fees	3,560,000	(100,000)	3,460,000
Other general and administrative costs	5,760,000	(367,000)	5,393,000

Total	$18,302,000	$(855,000)	$17,447,000

If the Merger is consummated, a substantial portion of the reserve for Estimated Costs During the Liquidation Period will be reversed upon the reinstatement of the going concern basis of accounting.

Reserve for Option Cancellations

At March 31, 2006, the Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006 (see Note 8). This liability has been adjusted to reflect the net cash payments to option holders made during the period from March 31, 2006 through December 31, 2006, the impact of the exercise of 175,559 options by an officer in November 2006 and the change in the market price of the Company’s common stock during such period. No cash payments were made during the three months ended March 31, 2007. The remaining reserve for option cancellations is approximately $3,064,000 and $2,633,000 at March 31, 2007 and December 31, 2006, respectively. The estimate for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash payment alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase the Company’s net assets in liquidation.

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

Variable Interests

During 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN 46R. An entity is a VIE when (1) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (2) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The Company had investments in three VIEs of which two were consolidated at March 31, 2007 and December 31, 2006.

Quarterly Reporting. The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s net assets in liquidation, changes in net assets in liquidation and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 30, 2007. The changes in net assets in liquidation and cash flows for the three months ended March 31, 2007 and 2006 are not necessarily indicative of a full year results.

Income Taxes. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Summary of Significant Accounting Policies (Continued)

cumulative-effect adjustment to the beginning balance of retained earnings. The Company has determined that there was no financial statement impact upon the adoption of FIN 48, effective January 1, 2007.

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

Accounting Pronouncements Not Yet Adopted. In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company is evaluating SFAS No. 157 and has not determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is evaluating SFAS No. 159 and has not determined the impact the adoption will have on the consolidated financial statements.

3.     Segment Information

Debt and Equity Activities

The Company, through the Debt and Equity Activities SBU, primarily made debt investments directly, or through joint ventures, predominantly in real estate related assets and investments.

At March 31, 2007 and December 31, 2006, the Company, on the liquidation basis of accounting, had the following investments in the Debt and Equity Activities SBU:

•	approximately $290,000 and $423,000 at March 31, 2007 and December 31, 2006, respectively, in Clairborne Fordham, a company which currently owns and is selling the remaining unsold residential unit of a 50-story, 277 unit, luxury condominium apartment project;

•	approximately $20,000,000 in Reis at March 31, 2007 and December 31, 2006; and

•	approximately $291,000 at March 31, 2007 and December 31, 2006 in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (Continued)

Equity Investments

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors (“PREI”), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in Clairborne Fordham, which is accounted for on the equity method, was approximately $290,000 and $423,000 at March 31, 2007 and December 31, 2006, respectively, on a liquidation basis.

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

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which at that time included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). At December 31, 2006, Clairborne Fordham had two remaining unsold residential units. One of these two remaining units closed in March 2007 for aggregate net proceeds of approximately $897,000, of which approximately $120,000, net was distributed to the Company.

Other Investments

Reis

The Company currently has a preferred equity investment in Reis through Wellsford Capital. At March 31, 2007 and December 31, 2006, the carrying amount of the Company’s aggregate investment in Reis was $20,000,000 on a liquidation basis, as described below. The Company’s investment represents approximately 23% of Reis’s equity on an as converted to common stock basis at March 31, 2007 and December 31, 2006. The Company’s cash investment, which had previously been accounted for on the historical cost basis, was approximately $6,790,000, of which approximately $2,231,000 was held by Wellsford Capital and approximately $4,559,000 represented the Company’s share held through Reis Capital. The interests held through Reis Capital were distributed to the Company in October 2006. Prior to the approval of the Plan, the cost basis method was used to account for Reis as the Company’s ownership interest is shares in non-voting Reis preferred stock and the Company’s interests are represented by one member of Reis’s seven member board of directors.

The President and primary common shareholder of Reis is Lloyd Lynford, the brother of Jeffrey Lynford, the Chairman, President and Chief Executive Officer of the Company. Mr. Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s board of directors, was selected by the Company to also serve as the Company’s representative on the board of directors of Reis. He has served on the Reis board of directors since the third quarter of 2000. Jeffrey Lynford and Mr. Lowenthal have and will continue to recuse themselves from any investment decisions made by the Company pertaining to Reis, including the authorization by the Company’s board of directors to approve the merger.

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

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (Continued)

On October 11, 2006, the Company announced that it entered into a definitive merger agreement with Reis and Merger Sub and that the Merger was approved by the independent members of the Board. At the effective time of the Merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued common stock of the Company, not including shares to be issued to Wellsford Capital. The per share value of the Company’s common stock, for purposes of the Merger, has been established at $8.16 per share in the Merger agreement, resulting in an implied equity value for Reis of approximately $90,000,000, including the Company’s 23% ownership interest in Reis. It is expected that this transaction will be tax-free to Reis stockholders except with respect to the cash portion of the consideration received. The cash portion of the Merger consideration is expected to be funded in part by the Bank Loan, which consists of $27,000,000 (of which $25,000,000 may be used to pay the cash portion of the Merger consideration and the payment of related Merger costs and the remaining $2,000,000 may be utilized for Reis’s working capital needs.) The remainder of the Merger consideration and transaction costs will be funded with cash from Reis and the Company.

After considering a range of values, including the current market price for the Company’s stock on the stock portion of the consideration and the per share price as established for the Merger agreement, the Company determined that it is appropriate to continue to value its investment in Reis at $20,000,000 at March 31, 2007 and December 31, 2006.

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidates Wellsford Mantua in its financial statements. The Company’s investment in Wellsford Mantua was approximately $291,000 on a liquidation basis at March 31, 2007 and December 31, 2006.

Residential Activities

At March 31, 2007, the Company’s remaining residential activities, assets and investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 129 Gold Peak units were sold by March 31, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company commenced building 101 single family homes on 139 acres (“East Lyme”). An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land”). Sales commenced in June 2006 and seven homes were sold by March 31, 2007.

•	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family homes lots.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver,

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (Continued)

Colorado (“Palomino Park”). Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan matures in November 2009 and has an additional extension option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $7,748,000 and $9,550,000 at March 31, 2007 and December 31, 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

Gold Peak unit sales commenced in January 2006. At March 31, 2007, there were 23 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three		For the
	Months Ended		Year Ended
	March 31,		December 31,	Project
	2007	2006	2006	Total

Number of units sold	21	16	108	129
Gross sales proceeds	$6,547,000	$4,348,000	$31,742,000	$38,289,000
Principal paydown on Gold Peak Construction Loan	$4,329,000	$3,929,000	$24,528,000	$28,857,000

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. The buyer has held back approximately $396,000 which are expected to be released in two installments in September 2007 and 2008. The Company believes that this amount will be collected and has recorded such amount at full value in the statement of net assets at March 31, 2007 and December 31, 2006.

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

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 to be drawn upon as costs are expended. The East Lyme Construction Loan (the “East Lyme Construction Loan”) bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Currently, the Company does not expect to meet the minimum home sale requirement condition and, accordingly, the terms of an extension will have to be negotiated with the lender. The balance of the East Lyme Construction Loan was approximately $10,237,000 and $10,579,000 at March 31, 2007 and December 31, 2006, respectively. The Company has a 4% LIBOR cap expiring in July 2007 for a portion of the East Lyme Construction Loan.

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (Continued)

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At March 31, 2007, three East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,	Project
	2007	2006	Total

Number of homes sold	2	5	7
Gross sales proceeds	$1,384,000	$3,590,000	$4,974,000
Principal paydown on East Lyme Construction Loan	$1,243,000	$3,246,000	$4,489,000

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the net realizable value of the property at March 31, 2007 and December 31, 2006.

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

Claverack was initially capitalized with $3,000,000 of capital, the Company’s share of which was contributed in cash and the 25% partner’s contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and matures in February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by the Company.

In December 2005, Claverack obtained a line of credit construction loan in the aggregate amount of $2,000,000, which was used to retire the existing mortgage and was drawn upon as needed to construct a custom design model home (the “Claverack Construction Loan”). The Claverack Construction Loan bore interest at LIBOR + 2.20% per annum and matured in December 2006 with a six-month extension at the Company’s option upon satisfaction of certain conditions being met by the borrower. Such option was exercised and approximately $1,310,000 could be drawn on the Claverack Construction Loan through June 2007. There was no balance outstanding on the Claverack Construction Loan at March 31, 2007 and December 31, 2006.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which the Company’s share was approximately $526,000.

Effective April 2006, the Company executed a letter agreement with its venture partner to enable the Company to make advances instead of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. The Company advanced approximately $728,000 during 2006, which amount remained outstanding at March 31, 2007 and December 31, 2006.

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

Beekman

In February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units (together, these land parcels are referred to as “Beekman”). The Company’s $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to Jeffrey Lynford and Mr. Lowenthal, or a company in which they have ownership interests, at the greater of the Company’s aggregate costs or the appraised values. In January 2006, a company which was owned by Jeffrey Lynford and Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project, and others acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets. In connection with this transaction, the subsidiary holding the approximate $14,721,000 balance of the deferred compensation assets and related liabilities which are payable to Jeffrey Lynford and Mr. Lowenthal was acquired by a company which is owned by these individuals and others.

4.     Restricted Cash and Investments

Deposits related to residential development projects and cash restricted for use by joint ventures was approximately $2,992,000 and $2,937,000 at March 31, 2007 and December 31, 2006, respectively.

5.     Mortgage Notes and Construction Loans Payable

At March 31, 2007 and December 31, 2006, the Company’s debt consisted of the following:

				Balance at
	Initial	Stated		March 31,	December 31,
Debt/Project	Maturity Date	Interest Rate		2007	2006

Mortgage notes payable:
East Lyme Construction Loan	December 2007	LIBOR + 2.15% (A	)(B)	$10,237,000	$10,579,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65% (A	)	7,748,000	9,550,000
Claverack Construction Loan	June 2007	LIBOR + 2.20% (A	)(C)	—	—

Total mortgage notes payable				$17,985,000	$20,129,000

Liquidation value of real estate assets collateralizing mortgage notes payable				$32,000,000	$36,000,000

(A) Principal payments will be made from sales proceeds upon the sale of individual homes.

(B)	The East Lyme Construction Loan provides for two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Currently, the Company does not expect to meet the minimum home sales requirement condition and accordingly the terms of an extension will have to be negotiated with the lender.
(C)	The Claverack Construction Loan is jointly guaranteed by the Company and the principal of its joint venture partner.

The East Lyme Construction Loan requires the Company to have a minimum net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if the

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Mortgage Notes and Construction Loans Payable (Continued)

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

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $246,000 and $325,000 was capitalized during the three months ended March 31, 2007 and 2006, respectively.

6.	Income Taxes

The income tax expense for the three months ended March 31, 2007 and 2006 reflects estimated state income taxes related to real estate assets under development aggregating $11,000 and $33,000, respectively. No additional Federal or state and local income tax expense was incurred in either period.

7.     Shareholders’ Equity

The following table presents information regarding the Company’s securities:

	Shares Issued and Outstanding at
	March 31,	December 31,
	2007	2006

Common stock, 101,000,000 shares authorized, $.02 par value per share	6,646,738	6,646,738

The Company did not declare or distribute any dividends during the three months ended March 31, 2007 and 2006.

8.     Stock Option Plans

The Company has adopted certain incentive plans (the “Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from immediate vesting to up to five years and generally contain the right to receive reload options under certain conditions. At March 31, 2007 and December 31, 2006, remaining availability under these plans aggregated 782,606 common shares of which 429,032 expired on April 17, 2007 and the 353,574 balance expire on March 10, 2008. Total options outstanding aggregated 1,414,876 at March 31, 2007 and December 31, 2006. No options were granted during the three months ended March 31, 2007 and 2006.

As permitted by the Plan and in accordance with the provisions of the Company’s option plans, applicable accounting, the AMEX rules and Federal income tax laws, the Company’s outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company’s common stock as a result of the $14.00 per share initial liquidating distribution made to the Company’s stockholders. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. These adjustments did not result in a new grant and would not have any financial statement impact. At the same time, the Board authorized

WELLSFORD REAL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Stock Option Plans (Continued)

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

During the year ended December 31, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method, of which approximately $135,000 was paid in the three months ended March 31, 2006 related to 44,310 options cancelled by option holders electing this method. No cash payments were made during the three months ended March 31, 2007. The remaining reserve for option cancellations reported at December 31, 2006 on the Consolidated Statement of Net Assets in Liquidation was approximately $2,633,000 and was calculated based upon the difference in the closing stock price of the Company at December 31, 2006 of $7.52 and the individual exercise prices of all outstanding “in the money” options at that date. At March 31, 2007, the reserve for option cancellations was approximately $3,064,000, based upon the difference in the closing stock price of the Company at March 31, 2007 of $7.83 and the individual exercise prices of all outstanding “in the money” options at that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

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

Merger with Reis

On October 11, 2006, Wellsford announced that it entered into a definitive merger agreement with Reis and Reis Services, LLC, a wholly-owned subsidiary of Wellsford, which we refer to as Merger Sub to acquire Reis and that the merger was approved by the independent members of Wellsford’s board of directors. At the effective time of the merger, Reis stockholders will be entitled to receive, in the aggregate, approximately $34,579,414 in cash and 4,237,673 shares of newly issued Wellsford common stock, not including shares to be issued to Wellsford Capital, a wholly-owned subsidiary of Wellsford. The per share value of Wellsford common stock, for purposes of the merger, has been established at $8.16 per share resulting in an implied equity value for Reis of approximately $90,000,000, including Wellsford’s 23% ownership interest in Reis.

Under the rules of the American Stock Exchange, or AMEX, a company listed on the AMEX is required to obtain stockholder approval before the issuance of common stock if the common stock issued in the merger exceeds 20% of the shares of common stock of the company outstanding immediately before the effectiveness of the merger. The merger is expected to be consummated in the second quarter of 2007, subject to the result of the stockholder vote and the satisfaction or waiver of other closing conditions. The definitive joint proxy statement/prospectus of Wellsford and Reis was filed with the Securities and Exchange Commission, or SEC, on May 2, 2007 and mailing to stockholders commenced on May 3, 2007.

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

Wellsford’s net assets in liquidation at March 31, 2007 and December 31, 2006 were:

	March 31,	December 31,
	2007	2006

Net assets in liquidation	$57,504,451	$57,595,561
Per share	$8.65	$8.67
Common stock outstanding at each respective date	6,646,738	6,646,738

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

If the Plan is not terminated, the timing and amount of interim liquidating distributions (if any) and the final liquidating distribution will depend on the timing and amount of proceeds Wellsford will receive on the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any interim liquidating distributions before a final liquidating distribution if the Plan is not terminated.

The termination of the Plan would result in the retention of Wellsford’s cash balances and subsequent cash flow from the sales of residential development assets for working capital and re-investment purposes after the consummation of the merger. Such cash would not be distributed to Wellsford’s stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

Remaining Activities, Assets and Investments

At March 31, 2007, Wellsford’s remaining residential activities, assets and investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 129 Gold Peak units were sold by March 31, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which Wellsford commenced building 101 single family homes on 139 acres, which we refer to as East Lyme. An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by Wellsford, which we refer to as the East Lyme Land. Sales commenced in June 2006 and seven homes were sold by March 31, 2007.

•	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York, which we refer to as Claverack. One land parcel is subdivided into seven single family home lots upon which Claverack intends to build and sell homes. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family homes lots.

•	Interests in Reis, a real estate information and database company.

•	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining unsold residential unit of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

See Note 3 of Wellsford’s accompanying unaudited consolidated financial statements for additional information regarding Wellsford’s remaining primary operating activities.

Changes in Net Assets and Results of Operations

Changes in net assets in liquidation for the three months ended March 31, 2007

During the three months ended March 31, 2007, net assets in liquidation decreased approximately $91,000. This decrease is the net result of (1) an increase to the option cancellation reserve of approximately $430,000 due to the increase in the market price of Wellsford’s stock from $7.52 per share at December 31, 2006 to $7.83 per share at March 31, 2007 and (2) sales of real estate assets under development and other changes in net real estate assets under development from the updating of cash flow valuation calculations during the period of approximately $133,000, offset by (3) operating income of approximately $472,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Changes in net assets in liquidation for the three months ended March 31, 2006

During the three months ended March 31, 2006, net assets in liquidation decreased $3,186,000. This decrease is primarily attributable to the recording of a $4,227,000 provision upon the adoption of modifications by the Board in the terms of Wellsford’s stock option plans during the first quarter of 2006. The provision resulted from the modification to allow for cash payments that could be made to option holders as consideration for the cancellation of their options in the amount of the fair value of Wellsford’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. The decrease was offset by the net effect of an increase in value to Wellsford’s residential development projects from the accretion of discounting during the period of $673,000 and operating income of approximately $368,000 which primarily represents interest income earned from cash and cash equivalents.

Income Taxes

The income tax expense for the three months ended March 31, 2007 and 2006 reflects estimated state income taxes related to real estate assets under development aggregating $11,000 and $33,000, respectively. No additional Federal or state and local income tax expense was incurred in either period.

Liquidity and Capital Resources

Consolidated for Wellsford

Wellsford expects to meet its short-term liquidity requirements, such as operating costs, construction and development costs, the potential purchase of EQR’s remaining interest in the Palomino Park project, cancellation of outstanding stock options, debt repayments or additional collateral for construction loans, generally through its available cash, sales of condominium units and single family homes, the sale or realization of other assets, releases from escrow reserves and accounts, distributions from Clairborne Fordham, interest revenue and proceeds from construction financings, refinancings, modifications to borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

Wellsford expects to meet its long-term liquidity requirements such as future operating costs, construction and development costs, payments for cancellation of outstanding stock options and debt service on construction notes payable through the use of available cash, sales of condominium units, single family homes and land, proceeds from construction financing, refinancings, modifications to terms and borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

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

Wellsford’s cash and cash equivalents aggregated approximately $39,305,000 at March 31, 2007. Wellsford considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms during the liquidation period and if the Plan is terminated as a result of the merger, such amounts will be adequate to meet any cash needs at closing in excess of amounts provided by loan proceeds extended to Reis for the merger and Reis’s cash on hand.

Gold Peak

In 2004, Wellsford commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

In April 2005, Wellsford obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bear interest at LIBOR + 1.65% per annum. The Gold Peak Construction Loan matures in November 2009 and has an additional extension option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $7,748,000 and $9,550,000 at March 31, 2007 and December 31, 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and terminated in February 2007. Wellsford has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

Gold Peak unit sales commenced in January 2006. At March 31, 2007, there were 23 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the		For the
	Three Months		Year Ended
	Ended March 31,		December 31,	Project
	2007	2006	2006	Total

Number of units sold	21	16	108	129
Gross sales proceeds	$6,547,000	$4,348,000	$31,742,000	$38,289,000
Principal paydown on Gold Peak Construction Loan	$4,329,000	$3,929,000	$24,528,000	$28,857,000

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

Wellsford obtained construction financing for East Lyme in the aggregate amount of $21,177,000 to be drawn upon as costs are expended. The East Lyme Construction Loan bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at Wellsford’s option upon satisfaction of certain conditions being met by the borrower. Currently, Wellsford does not expect to meet the minimum home sales requirement condition and, accordingly, the terms of an extension will have to be negotiated with the lender. The balance of the East Lyme Construction Loan was approximately $10,237,000 and $10,579,000 at March 31, 2007 and December 31, 2006, respectively. Wellsford has a 4% LIBOR cap expiring in July 2007 for a portion of the East Lyme Construction Loan.

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At March 31, 2007, three East Lyme homes were under contract. The following table provides information regarding East Lyme sales:

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,	Project
	2007	2006	Total

Number of homes sold	2	5	7
Gross sales proceeds	$1,384,000	$3,590,000	$4,974,000
Principal paydown on East Lyme Construction Loan	$1,243,000	$3,246,000	$4,489,000

Wellsford executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the net realizable value of the property at March 31, 2007 and December 31, 2006. The current plans are to obtain separate financing for the East Lyme Land, complete the necessary infrastructure and integrate the East Lyme Land into the overall development plan for East Lyme.

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

Claverack was initially capitalized with $3,000,000 of capital, Wellsford’s share of which was contributed in cash and the 25% partner’s contribution was the land, subject to liabilities, at a net value of $750,000. The land was subject to a $484,000 mortgage which was assumed by the joint venture (the balance of this mortgage was $465,000 at December 31, 2004, bore interest at a rate of 7% per annum and matures in February 2010). At the closing, an aggregate of approximately $866,000 owed to affiliates of the 25% partner was paid from the amount contributed by Wellsford.

In December 2005, Claverack obtained the Claverack Construction Loan in the aggregate amount of $2,000,000, which was used to retire the existing mortgage and was drawn upon as needed to construct a custom design model home. The Claverack Construction Loan bore interest at LIBOR + 2.20% per annum and matured in December 2006 with a six-month extension at Wellsford’s option upon satisfaction of certain conditions being met by the borrower. Such option was exercised and approximately $1,310,000 could be drawn on the Claverack Construction Loan through June 2007. There was no balance outstanding on the Claverack Construction Loan at March 31, 2007 and December 31, 2006.

In January 2006, the Claverack venture partners contributed additional capital aggregating approximately $701,000, of which Wellsford’s share was approximately $526,000.

Effective April 2006, Wellsford executed a letter agreement with its venture partner to enable Wellsford to make advances instead of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. Wellsford advanced approximately $728,000 during 2006, which amount remained outstanding at March 31, 2007 and December 31, 2006.

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

Reis

Wellsford currently has a preferred equity investment in Reis through Wellsford Capital. At March 31, 2007 and December 31, 2006, the carrying amount of Wellsford’s aggregate investment in Reis was $20,000,000 on a liquidation basis, as described below. Wellsford’s investment represents approximately 23% of Reis’s equity on an as converted to common stock basis at March 31, 2007 and December 31, 2006. Wellsford’s cash investment, which had previously been accounted for on the historical cost basis, was approximately $6,790,000, of which approximately $2,231,000 was held by Wellsford Capital and approximately $4,559,000 represented Wellsford’s share held through Reis Capital. The interests held through Reis

Capital were distributed to Wellsford in October 2006. Prior to the approval of the Plan, the cost basis method was used to account for Reis as Wellsford’s ownership interest is in shares of non-voting Reis preferred stock and Wellsford’s interests are represented by one member of Reis’s seven member board of directors.

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

After considering a range of values, including the current market price for Wellsford’s stock on the stock portion of the consideration and the per share price as established for the merger agreement, Wellsford determined that it is appropriate to continue to value its investment in Reis at $20,000,000 at March 31, 2007 and December 31, 2006.

Palomino Park

With respect to EQR’s 7.075% interest in the corporation that owns the remaining Palomino Park assets, any transaction for such interest to be acquired by Wellsford would be subject to negotiation between Wellsford and EQR.

In September 2006, Wellsford sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. The buyer has held back approximately $396,000 which are expected to be released in two installments in September 2007 and 2008. Wellsford believes that this amount will be collected and has recorded such amount at full value in the statement of net assets at March 31, 2007 and December 31, 2006.

Stock Option Plans

As permitted by the Plan and in accordance with the provisions of Wellsford’s option plans, applicable accounting, the AMEX rules and Federal income tax laws, Wellsford’s outstanding stock options have been adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of Wellsford’s common stock as a result of the $14.00 per share initial liquidating distribution made to Wellsford’s stockholders. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31,

2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. Wellsford’s board of directors approved these option adjustments on January 26, 2006. These adjustments did not result in a new grant and would not have any financial statement impact. At the same time, Wellsford’s board of directors authorized amendments to outstanding options to allow an option holder to receive from Wellsford, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified “out of the money” options which had original maturity dates prior to December 31, 2008, were extended by the Wellsford board of directors to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration.

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

During the year ended December 31, 2006, Wellsford made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method, of which approximately $135,000 was paid in the three months ended March 31, 2006 related to 44,310 options cancelled by option holders electing this method. No cash payments were made during the three months ended March 31, 2007. The remaining reserve for option cancellations reported at December 31, 2006 on the Consolidated Statement of Net Assets in Liquidation was approximately $2,633,000 and was calculated based upon the difference in the closing stock price of Wellsford at December 31, 2006 of $7.52 and the individual exercise prices of all outstanding “in the money” options at that date. At March 31, 2007, the reserve for option cancellations was approximately $3,064,000, based upon the difference in the closing stock price of Wellsford at March 31, 2007 of $7.83 and the individual exercise price of all outstanding “in the money” options at that date.

The estimate for option cancellations could materially change from quarter to quarter based upon (1) an option holder either exercising the options in a traditional manner or electing the net cash payment alternative and (2) the changes in the market price of Wellsford’s common stock. At each quarter end, an increase in Wellsford’s common stock price would result in a decline in net assets in liquidation, whereas a decline in the stock price would increase Wellsford’s net assets in liquidation.

Total options outstanding aggregated 1,414,876 at March 31, 2007 and December 31, 2006. No options were granted during the three months ended March 31, 2007 and 2006.

Other Items Impacting Wellsford’s Liquidity and Resources

Clairborne Fordham

In October 2000, Wellsford and PREI organized Clairborne Fordham, a venture in which Wellsford has a 10% interest. Wellsford’s investment in Clairborne Fordham was approximately $290,000 and $423,000 at March 31, 2007 and December 31, 2006, respectively, on a liquidation basis. One unit closed in March 2007 for aggregate net proceeds of approximately $897,000, of which approximately $120,000, net was distributed to Wellsford. Clairborne Fordham intends to continue the orderly sale of the remaining residential unit in 2007.

The Effects of Inflation/Declining Prices and Trends on the Sale of Condominiums and Homes

The continuing increases in energy costs, construction materials (such as concrete, lumber and sheetrock) and interest rates could adversely impact our home building businesses. As these costs increase, our product becomes more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes. The continuing rise in energy costs and interest rates may negatively impact our marketing efforts and the ability for buyers to afford our homes at any price level, which could result in the inability to meet targeted sales prices or cause sale price reductions. Wellsford has limited its exposure from the effects of increasing interest on its construction loans by purchasing interest caps for the East Lyme and Gold Peak projects. The East Lyme cap of LIBOR at 4% and the Gold Peak cap of LIBOR at 5% have both been met.

The number and timing of future sales of any residential units by Wellsford or by its joint ventures could be adversely impacted by increases in interest rates and the availability of credit to potential buyers in 2007.

As the softening of the national housing market continues into 2007, Wellsford’s operations relating to residential development and the sale of homes has been negatively impacted in markets where Wellsford owns property. Demand at certain of Wellsford’s projects and sales of inventory are lower than expected resulting in price concessions and/or additional incentives being offered, a slower pace of construction, building only homes which are under contract and the consideration of selling home lots either individually or in bulk instead of building homes. Wellsford’s Gold Peak project has not been affected to the same extent as in other markets where Wellsford conducts business from the softening of the national housing market. The pace of construction, unit completions and sales at Gold Peak was negatively impacted during the fourth quarter of 2006 and into the first quarter of 2007 as a result of severe winter weather conditions in the Denver, Colorado area.

Changes in Cash Flows

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Cash flows from operating activities changed $10,118,000 from $7,742,000 used in the 2006 period to $2,376,000 provided in the 2007 period. The significant components of this change related to cash provided by the continuing construction activities and the reductions in liabilities and reserves.

Cash flows from investing activities decreased $1,274,000 from $1,297,000 provided in the 2006 period to $23,000 provided in the 2007 period. The significant components of this change related to the January 2006 sale of the Beekman assets for $1,297,000, whereas the 2007 period included the return of capital from Wellsford’s investment in Clairborne Fordham of $120,000, offset by the payment of deferred merger costs of $97,000.

Cash flows from financing activities changed $6,657,000 from $4,512,000 provided in the 2006 period to $2,145,000 used in the 2007 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $8,448,000 during the 2006 period as compared to $3,427,000 in the 2007 period as a result of weather related construction delays in the first quarter of 2007 for the Gold Peak project, reduced construction activities at the East Lyme project and no current period borrowings on the Claverack project. During the 2006 period, approximately $3,929,000 was repaid on the Gold Peak Construction Loan from 16 condominium sales. During the 2007 period, approximately $4,329,000 was repaid on the Gold Peak Construction Loan from 21 condominium unit sales and approximately $1,243,000 was repaid on the East Lyme Construction Loan from two home sales.

Cautionary Statement Regarding Forward-Looking Statements

Wellsford makes forward-looking statements in this quarterly report on Form 10-Q. These forward-looking statements relate to Wellsford’s outlook or expectations for earnings, revenues, expenses, asset quality, net assets in liquidation, or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Wellsford’s business operations or performance. Specifically, forward-looking statements may include:

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause Wellsford’s actual results to differ include:

•	expected benefits from the merger with Reis may not be fully realized or at all;

•	revenues following the merger with Reis may be lower than expected;

•	the possibility of litigation arising as a result of terminating the Plan;

•	adverse changes in the real estate industry and the markets in which the post-merger company will operate;

•	the inability to retain and increase the number of customers of the post-merger company;

•	competition;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the data of the post-merger company;

•	legal and regulatory issues;

•	changes in accounting policies or practices; and

•	the risk factors listed under “Item 1A. Risk Factors” in Wellsford’s annual report on Form 10-K, which was filed with the SEC on March 29, 2007 and, as amended, on April 30, 2007, and those listed under “Risk Factors” in Wellsford’s registration statement on Form S-4, which was initially filed with the SEC on December 28, 2006 and, as amended, on March 9, 2007, April 11, 2007 and April 30, 2007.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, Wellsford undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

One of Wellsford’s primary market risk exposures has been to changes in interest rates. Wellsford and its joint venture investments each generally managed this risk by limiting its financing exposures to the extent possible by purchasing interest rate caps.

At March 31, 2007, Wellsford’s only exposure to interest rates was variable rate based construction loans. Such exposure was minimized through the use of interest rate caps. The following table presents the effect of an increase in interest rates of construction loans at March 31, 2007:

		Notional
		Amount of
		Interest Rate
	Balance at	Caps at		LIBOR at	Additional
	March 31,	March 31,	LIBOR	March 31,	Interest
(amounts in thousands)	2007	2007	Cap	2007	Incurred

Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$7,748	$16,500	5.00%	5.32%	$—	(A)(B)
East Lyme Construction Loan	10,237	$6,000	4.00%	5.32%	42	(A)(B)

	17,985				42
Without interest rate caps:
Claverack Construction Loan	—	$—	—%	5.32%	—	(C)

	$17,985				$42

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at March 31, 2007 for the effect of a 1% increase in LIBOR.

(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

(C)	The Claverack Construction Loan can be drawn upon up to approximately $1,310 at March 31, 2007. The effect of a 1% increase in LIBOR on this loan if the entire balance was outstanding would be $13 per year.

Item 4T.	Controls and Procedures.

As of the end of the period covered by this report, Wellsford’s management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Wellsford’s disclosure controls and procedures. Based on this evaluation, Wellsford’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Wellsford’s periodic reports filed with the SEC.

During February 2007, Wellsford changed its procedures related to the cash disbursements and general ledger close process for its East Lyme project by performing those procedures directly, whereas prior to this change, these procedures were performed by the partner in that venture. Wellsford was able to incorporate these procedures into its existing internal control policies and procedures for these functions. Other than these changes, there have been no significant changes in Wellsford’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, Wellsford’s internal control over financial reporting subsequent to the date Wellsford carried out its last evaluation.

Part II.  Other Information

Item 1.	Legal Proceedings.

Wellsford is not presently a party to any material litigation.

Item 1A.	Risk Factors.

Please refer to the risk factors listed under “Item 1A to Part I. Risk Factors” in Wellsford’s Form 10-K filed on March 29, 2007 and, as amended, on April 30, 2007 and the registration statement on Form S-4 filed on December 28, 2006 and, as amended on March 9, 2007, April 11, 2007 and April 30, 2007. There has been no material change to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description

2.1	Plan of Liquidation (incorporated by reference to Wellsford’s Definitive Proxy Statement on Form 14A filed on October 11, 2005).
2.2	Agreement and Plan of Merger, dated as of October 11, 2006, by and among Wellsford, Reis Services, LLC and Reis, Inc. (incorporated by reference to an exhibit to the Form 8-K filed on October 12, 2006).
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 30, 2007, by and among Wellsford, Reis Services LLC and Reis, Inc. (incorporated by reference to an exhibit to the Form 8-K filed on April 3, 2007).
2.4	Voting Agreement, dated as of October 11, 2006, by and among Wellsford and certain stockholders of Reis, Inc. listed in Schedule A to the Voting Agreement (incorporated by reference to an exhibit to the Form 8-K filed on October 12, 2006).
3.1	Articles of Amendment and Restatement of Wellsford (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary (incorporated by reference to an exhibit to Form 8-K filed on December 21, 2006).
3.3	Amended and Restated Bylaws of Wellsford (incorporated by reference to an exhibit to Form 8-K filed on October 3, 2005).
3.4	Amendment to Amended and restated Bylaws of Wellsford (incorporated by reference to an exhibit to Form 8-K filed on March 24, 2006).
3.5	Second Amendment to Amended and Restated Bylaws of Wellsford (incorporated by reference to an exhibit to Form 8-K filed on April 9, 2007).
4.1	The rights of Wellsford’s equity security holders are defined in Article V of the Articles of Amendment and Restatement (see Exhibit 3.1 above).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSFORD REAL PROPERTIES, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: May 10, 2007