Form 10-Q
period 2007-06-30
Reis, Inc.
filed 2007-08-14
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-12917

REIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

535 Madison Avenue, New York, NY	10022

(Address of Principal Executive Offices)	(Zip Code)

(212) 838-3400
(Registrant’s Telephone Number, Including Area Code)

Wellsford Real Properties, Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of the Registrant’s shares of common stock outstanding was 10,984,517 as of August 10, 2007.

		Page
		Number

PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheet (going concern basis) (unaudited) at June 30, 2007	1
	Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	2
	Consolidated Statement of Operations (going concern basis) (unaudited) For the Period June 1, 2007 to June 30, 2007	3
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) For the Period April 1, 2007 to May 31, 2007, For the Three Months Ended June 30, 2006, For the Period January 1, 2007 to May 31, 2007 and For the Six Months Ended June 30, 2006	4
	Consolidated Statement of Changes in Stockholders’ Equity (going concern basis) (unaudited) For the Period May 31, 2007 to June 30, 2007	5
	Consolidated Statements of Cash Flows (unaudited) For the Period June 1, 2007 to June 30, 2007 (going concern basis), For the Period January 1, 2007 to May 31, 2007 (liquidation basis) and For the Six Months Ended June 30, 2006 (liquidation basis)	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4T.	Controls and Procedures	48

PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 6.	Exhibits	50
Signatures		51
Exhibits		52
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

ii

Part I. Financial Information

Item I.	Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED BALANCE SHEET
(GOING CONCERN BASIS)

June 30,
2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$24,588,640
Restricted cash and investments	4,205,002
Receivables, prepaid and other assets	4,679,118
Real estate assets under development	29,413,121

Total current assets	62,885,881
Furniture, fixtures and equipment, net	2,566,013
Other real estate assets	5,654,277
Intangible assets, net	18,505,554
Goodwill	61,892,682
Other assets	815,105

Total assets	$152,319,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$175,408
Current portion of bank loan	1,250,000
Construction payables	4,311,261
Construction loans payable	18,879,647
Accrued expenses and other liabilities	7,444,223
Reserve for option cancellations	1,458,873
Deferred revenues	10,176,856

Total current liabilities	43,696,268
Non-current portion of bank loan	23,500,000
Other long-term liabilities	497,263
Deferred tax liability, net	2,060,180

Total liabilities	69,753,711

Minority interest	1,735,696
Commitments and contingencies
Stockholders’ equity:
Common stock, 101,000,000 shares authorized, $.02 par value per share, 10,984,517 shares issued and outstanding	219,690
Additional paid in capital	97,942,006
Retained earnings (deficit)	(17,331,591)

Total stockholders’ equity	80,830,105

Total liabilities and stockholders’ equity	$152,319,512

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)

December 31,
2006

ASSETS

Real estate assets under development	$41,159,400

Investment in Reis	20,000,000
Investments in joint ventures	423,000

Total real estate and investments	61,582,400
Cash and cash equivalents	39,050,333
Restricted cash and investments	2,936,978
Receivables, prepaid and other assets	2,230,008
Deferred merger costs	2,677,764

Total assets	108,477,483

LIABILITIES AND NET ASSETS IN LIQUIDATION

Liabilities:

Construction loans payable	20,129,461
Construction payables	2,987,502
Accrued expenses and other liabilities (including merger costs of $654,860 at December 31, 2006)	5,151,288
Reserve for estimated costs during the liquidation period	18,301,885
Reserve for option cancellations	2,633,408

Total liabilities	49,203,544
Minority interest at estimated value	1,678,378

Total liabilities and minority interest	50,881,922

Commitments and contingencies
Net assets in liquidation	$57,595,561

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS
(GOING CONCERN BASIS)
(Unaudited)

For the Period
June 1, 2007 to
June 30, 2007

Revenue:
Subscription revenue	$1,873,934
Revenue from sales of residential units	1,157,267

Total revenue	3,031,201

Cost of sales:
Cost of sales of subscription revenue	404,662
Cost of sales of residential units	949,877

Total cost of sales	1,354,539

Gross profit	1,676,662

Operating expenses:
Sales and marketing	447,933
Product development	104,876
Property operating expenses	69,277
General and administrative expenses (net of a $1,181,481 reduction attributable to stock based compensation)	110,658

Total operating expenses	732,744

Other income (expenses):
(Loss) from joint ventures	(1,075)
Interest and other income	92,097
Interest expense	(196,274)

Total other income (expenses)	(105,252)

Income before income taxes	838,666
Income tax expense	4,000

Net income	$834,666

Net income (loss) per common share:
Basic	$0.08

Diluted	$(0.03)

Weighted average number of common shares outstanding:
Basic	10,977,448

Diluted	11,152,225

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(Unaudited)

	For the Period	For the Three	For the Period	For the Six
	April 1, 2007 to	Months Ended	January 1, 2007 to	Months Ended
	May 31, 2007	June 30, 2006	May 31, 2007	June 30, 2006

Net assets in liquidation — beginning of period	$57,504,451	$53,383,604	$57,595,561	$56,569,414
Operating income	295,337	462,525	767,534	830,848
Changes in net real estate assets under development, net of minority interest and estimated income taxes	(1,671,952)	680,472	(1,804,889)	1,353,277
Provision for option cancellation reserve	—	—	—	(4,226,938)
Change in option cancellation reserve	(4,205,219)	1,317,505	(4,635,589)	1,317,505

Net change in net assets in liquidation	(5,581,834)	2,460,502	(5,672,944)	(725,308)

Net assets in liquidation — end of period	51,922,617	$55,844,106	51,922,617	$55,844,106

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:
Adjustment of real estate investments and other assets from net realizable value to lower of historical cost or market value	(17,764,502)		(17,764,502)
Reversal of previously accrued liquidation costs net of accrued liabilities	14,667,431		14,667,431

Stockholders’ equity — May 31, 2007 (going concern basis) (prior to Merger)	$48,825,546		$48,825,546

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period May 31, 2007 to June 30, 2007
(Going Concern Basis)
(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 31, 2007 (prior to Merger)	6,695,246	$133,905	$66,857,898	$(18,166,257)	$48,825,546
Stock issuance for Merger consideration, net	4,077,201	81,544	28,697,109	—	28,778,653
Option exercises	212,070	4,241	2,258,546	—	2,262,787
Issuance of stock options and restricted stock units	—	—	128,453	—	128,453
Net income for the period June 1, 2007 to June 30, 2007	—	—	—	834,666	834,666

Balance at June 30, 2007	10,984,517	$219,690	$97,942,006	$(17,331,591)	$80,830,105

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period	For the Period	For the Six
	June 1, 2007 to	January 1, 2007	Months Ended
	June 30, 2007	to May 31, 2007	June 30, 2006
	Going Concern Basis	Liquidation Basis

CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from:
Interest and other income and expense, net		$767,534	$830,848
Operating activities of real estate assets under development, net		(2,086,720)	1,353,277

		(1,319,186)	2,184,125
Net income (period subsequent to liquidation accounting)	$834,666	—	—
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	66,028	—	512
Amortization of intangible assets	247,362	—	—
Stock based compensation charges	128,453	—	—
Undistributed minority interest (benefit)	—	363,427	(41,310)
Changes in assets and liabilities:
Restricted cash and investments	(347,688)	(692,030)	1,182,122
Real estate assets under development	(1,377,622)	3,833,599	(6,230,447)
Receivables, prepaid and other assets	(196,011)	1,082,090	(23,511)
Accrued expenses and other liabilities	299,452	(553,153)	(2,726,723)
Reserve for estimated costs during the liquidation period	—	(3,634,454)	(2,429,712)
Reserve for option liability	(1,181,481)	—	—
Deferred revenue	(335,309)	—	—
Construction payables	276,484	1,047,275	(101,828)

Net cash (used in) provided by operating activities	(1,585,666)	127,568	(8,186,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash portion of Reis merger consideration, net of cash acquired	(6,526,981)	—	—
Investment in other real estate assets	(223,967)	—	—
Web site and database development costs	(147,766)	—	—
Furniture, fixtures, and equipment additions	(15,278)	—	—
Proceeds from sale of real estate	—	—	1,296,883
Merger costs	(1,775,563)	(728,167)	—
Return of capital from investments in joint ventures	—	120,000	—

Net cash (used in) provided by investing activities	(8,689,555)	(608,167)	1,296,883

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Period	For the Period	For the Six
	June 1, 2007 to	January 1, 2007	Months Ended
	June 30, 2007	to May 31, 2007	June 30, 2006
	Going Concern Basis	Liquidation Basis

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes and construction loans payable	1,676,996	6,441,798	15,619,388
Repayments of mortgage notes and construction loans payable	(641,825)	(8,726,783)	(10,447,560)
Repayment of Bank Loan	(250,000)	—	—
Repayments on capitalized equipment leases	(13,034)	—	—
Purchase of interest rate cap	(109,000)	—	—
Minority interest investment	—	—	175,176
Distributions to minority interest	—	—	(47,250)
Exercise of stock options	—	281,831	—
Payments for option cancellations	(2,365,856)	—	(667,587)

Net cash (used in) provided by financing activities	(1,702,719)	(2,003,154)	4,632,167

Net (decrease) in cash and cash equivalents	(11,977,940)	(2,483,753)	(2,257,722)
Cash and cash equivalents, beginning of period	36,566,580	39,050,333	41,027,086

Cash and cash equivalents, end of period	$24,588,640	$36,566,580	$38,769,364

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, excluding interest funded by construction loans	$238,061	$118,715	$—

Cash paid during the period for income taxes, net of refunds	$300	$185,075	$58,293

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan			$5,181,985

Provision for option cancellation reserve			$4,226,938

Increase (reduction) in option cancellation reserve		$4,635,589	$(1,317,505)

Net transfer of deferred compensation assets and related liability			$14,720,730

Accrual for unpaid merger costs		$1,075,563

Issuance of common stock for merger consideration, net (see Note 1 for assets acquired and liabilities assumed in the merger)	$28,778,653

Exercise of stock options through receipt of tendered shares	$2,262,787

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization, Business, Merger and Terminated Plan of Liquidation

Organization and Business

Reis, Inc. and subsidiaries, collectively, the “Company” or “Reis” (formerly Wellsford Real Properties, Inc. (“Wellsford”)) is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007, after the completion of the merger of the privately held company, Reis, Inc. (“Private Reis”) with and into Reis Services, LLC (“Reis Services”), a wholly-owned subsidiary of Wellsford (the “Merger”).

Private Reis’s Historic Business

Private Reis was founded in 1980 as a provider of commercial real estate market information and today is a leader in that field. Reis maintains a proprietary database containing detailed information on commercial real properties in neighborhoods and metropolitan markets throughout the U.S. The database contains information on apartment, retail, office and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides online access to information and analytical tools designed to facilitate both debt and equity transactions. In addition to trend and forecast analysis at neighborhood and metropolitan levels, the product offers detailed building-specific information such as rents, vacancy rate and lease terms, property sale information, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development, and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in advance. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized each month. Reis continues to develop and introduce new products, expand and add new data, and re-package existing information to meet and anticipate client demand.

Wellsford’s Historic Business

The Company was originally formed as a Maryland corporation on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the “Residential Trust”). On May 30, 1997, Residential Trust merged (the “EQR Merger”) with Equity Residential (“EQR”) at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and distributed to its common stockholders all of its outstanding shares of the Company. Prior to the Merger, the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of three residential projects and its approximate 23% ownership interest in Private Reis.

See Note 3 for additional information regarding the Company’s operating activities by segment.

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

members of the Company’s board of directors (the “Board”). The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of Liquidation (the “Plan”) (see below) of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statement of operations reflects the operations of Reis Services effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to all Private Reis stockholders, except the Company’s subsidiary which owned a 23% preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, a subsidiary of the Company, with $25,000,000 of the cash consideration being funded by a $27,000,000 bank loan (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon just prior to the Merger, and approximately $9,573,000 provided by the Company. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The Company’s acquisition costs, excluding assumed liabilities, is summarized as follows:

Value of shares of Company stock	$30,083,225
Cash paid for Private Reis shares	9,573,452
Capitalized merger costs	5,231,494
Historical cost of Company’s 23% interest in Private Reis	6,790,978

Total before officer loan settlement	51,679,149
Officer loan settlement (see below)	(1,304,572)

Total	$50,374,577

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under relevant accounting literature.

Upon the completion of the Merger and the settlement of certain outstanding loans, Lloyd Lynford and Jonathan Garfield, both executive officers and directors of Private Reis, became the Chief Executive Officer and Executive Vice President, respectively, of the Company and both became directors of the Company. The Company’s former Chief Executive Officer and Chairman, Jeffrey Lynford, remained Chairman of the Company. The merger agreement provided that the outstanding loans to Lloyd Lynford and Mr. Garfield aggregating approximately $1,305,000 be simultaneously satisfied with 159,873 of the Company’s shares received by them in the Merger. Lloyd Lynford and Jeffrey Lynford are brothers.

As the Company is the acquiror for GAAP accounting purposes, the acquisition of the remaining interests in Private Reis not currently owned by the Company will be accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

The following summarizes management’s preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of the acquisition (May 31, 2007) after the settlement of the officer loans:

Current assets:
Cash and cash equivalents	$3,046,471
Accounts receivable and other current assets	3,773,109

Total current assets	6,819,580
Non-current assets:
Furniture, fixtures, and equipment	2,211,683
Leasehold value	3,400,000
Database	7,900,006
Web site	1,705,144
Customer relationships	5,600,000
Goodwill	61,892,682
Other assets	719,215

Total assets	90,248,310

Current liabilities:
Accounts payable and accrued expenses	1,608,863
Current portion of long term debt	1,304,061
Deferred revenues	10,512,165

Total current liabilities	13,425,089
Long term debt:
Bank Loan payable	23,875,000
Other long term debt obligations	506,644
Deferred income taxes, net	2,067,000

Total liabilities	39,873,733

Net acquisition cost	$50,374,577

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

The following unaudited pro forma combined statement of operations is presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006. The pro forma combined statement of operations is unaudited and is not necessarily indicative of what the actual financial results would have been had the Merger been consummated, the proceeds from the Bank Loan had been received and the Plan had been terminated as of January 1, 2006, nor does it purport to represent the future results of operations.

	Pro Forma
	For the Six Months Ended June 30,
	2007	2006
Revenue:
Subscription revenue	$10,926,446	$9,258,863
Revenue from sales of residential units	13,628,229	12,403,957

Total revenue	24,554,675	21,662,820

Cost of sales:
Cost of sales of subscription revenue	2,617,296	2,414,845
Cost of sales of residential units	11,844,766	10,684,621
Impairment loss on real estate assets under development	2,740,384	—

Total cost of sales	17,202,446	13,099,466

Gross profit	7,352,229	8,563,354

Operating costs and expenses:
Sales and marketing	2,713,658	1,953,516
Product development	850,287	795,876
Property operating expenses	405,257	271,181
General and administrative	12,848,946	10,268,343

Total operating expenses	16,818,148	13,288,916

Total other income (expenses)	(1,126,679)	(675,115)

(Loss) before income taxes and discontinued operations	(10,592,598)	(5,400,677)
Income tax expense (benefit)	103,711	(354,750)

(Loss) from continuing operations	(10,696,309)	(5,045,927)
Income from discontinued operations, net of taxes	—	32,474

Net (loss)	$(10,696,309)	$(5,013,453)

Per share amounts:
Net (loss), basic	$(0.92)	$(0.48)

Net (loss), diluted	$(0.92)	$(0.48)

Weighted average number of common shares outstanding:
Basic	11,675,036	10,548,380

Diluted	11,675,036	10,548,380

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire more Private Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. Upon consummation of the Merger the Plan was terminated. Consequently, it will be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized at that time as a return of capital for Company stockholders to taxable dividend income. The Company estimates that $1.15 of the $14.00 per share cash distribution will be recharacterized as taxable dividend income.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements were presented on the going concern basis of accounting. As required by Generally Accepted Accounting Principles (“GAAP”), the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates have been periodically reviewed and adjusted as appropriate.

The Company’s net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting), March 31, 2007 and December 31, 2006 were:

	May 31,	March 31,	December 31,
	2007	2007	2006

Net assets in liquidation	$51,922,617	$57,504,451	$57,595,561
Per share	$7.76	$8.65	$8.67
Common stock outstanding at each respective date	6,695,246	6,646,738	6,646,738

The reported amounts for net assets in liquidation presented development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. The primary reasons for the decline in net assets in liquidation of approximately $5,582,000 from March 31, 2007 to May 31, 2007 are the increase in the reserve for stock options due to the increase in the price of the Company’s stock from $7.83 to $11.00 per share, accounting for approximately $4,205,000 of the decrease, and the decline in the value of real estate assets under development.

The Company has returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting was used through May 31, 2007 when the Merger was completed and at the same time the Plan was terminated.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represented estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan were expected to differ from the amounts shown herein because of the inherent uncertainty and would be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs vary with the length of time it operated under the Plan. In addition, the estimate of net assets in liquidation per share, which except for projects under development, did not incorporate a present value discount.

Valuation Assumptions

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on November 17, 2005, the date of the approval of the Plan by the Company’s stockholders, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Value estimates were updated by the Company as of May 31, 2007 and December 31, 2006, as well as for each reporting period since the Plan was adopted. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in Net Assets in Liquidation at May 31, 2007 (prior to the Merger) and December 31, 2006.

Net Assets in Liquidation

Real estate assets under development were primarily reflected at net realizable value which is based upon the Company’s budgets for constructing and selling the respective project in the orderly course of business. Sales prices are based upon contracts signed to date and budgeted sales prices for the unsold units, homes or lots. Sales prices are determined in consultation with the respective third party companies who are the sales agent for the project, where applicable. Costs and expenses are based upon the Company’s budgets. In certain cases, construction costs are subject to binding contracts. The Company has assumed that existing construction financing will remain in place during the respective projects’ planned construction and sell out. Anticipated future cost increases for construction are assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios. The Company would be required to make additional equity contributions. For one project, the Company has assumed that construction loans will be obtained at currently existing LIBOR spreads and customary industry debt to equity capitalization levels. With respect to another project, it is expected that existing loan extensions will be granted by the bank even though minimum home sales requirements will not be met. The expected net sales proceeds are discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company’s

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

equity investment. The effect of changes in values of real estate assets under development was a net decrease of approximately $1,693,000 from March 31, 2007 to May 31, 2007 and $968,000 from December 31, 2006 to March 31, 2007. The net decreases resulted primarily from changes in the projected timing of sales, sale proceeds from condominium units and homes and changes in the values of real estate under development, partially offset by the shortening of the discount period due to the passage of time.

The Company reported operating income on the Consolidated Statements of Changes in Net Assets in Liquidation which is comprised primarily of interest and other income earned on invested cash during the reporting periods through May 31, 2007.

The estimated net realizable value of the Company’s interests in Private Reis were derived from an approximate $90,000,000 equity value of Private Reis, based upon the Merger terms for valuation purposes at May 31, 2007 and December 31, 2006 and offers Private Reis received from potential purchasers during prior reporting periods.

Cash, deposits and escrow accounts were presented at face value. The Company’s remaining assets were stated at estimated net realizable value which is the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that have been valued on this basis include receivables, certain joint venture investments and other investments.

Mortgage notes and construction loans payable, construction payables, accrued expenses and other liabilities and minority interests were stated at settlement amounts.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company was required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and sale of other assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. Also, the Company did not record any liability for any cash operating shortfall that could result at the projects under development during the anticipated holding period because management expected that projected operating shortfalls could be funded from the overall operating profits derived from the sale of homes, condominium units and lots and interest earned on invested cash. These projections could have changed materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected as well as other market factors. These accruals were adjusted from time to time as projections and assumptions changed.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Two Months Ended May 31, 2007
	Balance at	Adjustments and	Balance at
	March 31, 2007	Payments	May 31, 2007(A)

Payroll, benefits, severance and retention cost	$8,594,000	$(1,872,000)	$6,722,000
Professional	3,460,000	(589,000)	2,871,000
Other general and administrative costs	5,393,000	(319,000)	5,074,000

Total	$17,447,000	$(2,780,000)	$14,667,000

	For the Five Months Ended May 31,2007
	Balance at	Adjustments and	Balance at
	December 31, 2006	Payments	May 31, 2007(A)

Payroll, benefits, severance and retention costs	$8,982,000	$(2,260,000)	$6,722,000
Professional fees	3,560,000	(689,000)	2,871,000
Other general and administrative costs	5,760,000	(686,000)	5,074,000

Total	$18,302,000	$(3,635,000)	$14,667,000

(A)	Excludes approximately $1,770,000 remaining as a liability upon return to the going concern basis of accounting. This amount is included in the adjustments and payments for the two and five months ended May 31, 2007 above.

Going Concern Basis of Accounting

Effective with the close of business on May 31, 2007, the Company returned to the going concern basis of accounting whereby (1) assets were stated at the lower of historical cost or market value, (2) the reserve for estimated costs, net of liabilities requiring accrual under the going concern basis of accounting, was reversed and (3) liabilities were stated on a going concern basis.

The adjustments to net assets in liquidation as of May 31, 2007 is summarized as follows:

Balance of net assets in liquidation as of May 31, 2007	$51,922,617
Adjustment of the Company’s investment in Private Reis from $20,000,000 on a liquidation basis to historical cost of $6,790,978 on a going concern basis	(13,209,022)
Adjustment of real estate investments and other assets from net realizable value to lower of historical cost or market value (primarily for the Gold Peak project)	(4,555,480)
Reversal of previously accrued liquidation costs net of accrued liabilities	14,667,431

Balance of total stockholders’ equity, going concern basis, as of May 31, 2007, prior to Merger	$48,825,546

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Total stockholders’ equity prior to the Merger is comprised of the following components:

Common stock, 101,000,000 shares authorized $.02 par value per share, 6,695,246 shares issued and outstanding	$133,905
Additional paid in capital	66,857,898
Retained earnings (deficit)	(18,166,257)

Total stockholders’ equity	$48,825,546

Reserve for Option Cancellations

At March 31, 2006, the Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been adjusted to reflect (1) the net cash payments to option holders made during each period subsequent to March 31, 2006, (2) the impact of the exercise of options and (3) the changes in the market price of the Company’s common stock during those periods. The remaining reserve for option cancellations was approximately $1,459,000, $7,269,000 and $2,633,000 at June 30, 2007, May 31, 2007 and December 31, 2006, respectively.

At June 30, 2007, of the 987,454 outstanding options, 403,523 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. The liability for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

See Note 9 for activity with respect to stock options.

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

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The Company had investments in two VIEs, both of which were consolidated at June 30, 2007 and had investments in three VIEs of which two were consolidated at December 31, 2006.

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheet, statement of operations, net assets in liquidation, changes in net assets in liquidation and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 30, 2007. The net income for the month ended June 30, 2007, changes in cash flows for the one and six months ended June 30, 2007 and 2006 and five months ended May 31, 2007 are not necessarily indicative of a full year results.

Summary of Significant Accounting Policies of the Acquired Business

The following are the significant accounting policies utilized and to be utilized with respect to the assets and business acquired from Private Reis, now part of the consolidated operations of the Company through the Reis Services segment:

Revenue Recognition

The Company’s subscription revenue is derived principally from subscriptions to its web-based services. Subscription fees are deferred at the time customers are billed and recognized as revenue ratably over the related contractual period, which is typically one year, but can be as long as 36 months. Revenues from ad-hoc and custom reports are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.

Cost of Sales of Subscription Revenue

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (SOP 98-1). The Company expenses all internet web site costs incurred during the preliminary project stage. All direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

lives, not exceeding three years. The value ascribed to the web site development intangible asset at the time of the Merger is amortized on a straight-line basis over three years.

Database Costs

Database costs represent the fair value ascribed to the database intangible asset acquired at the time of the Merger and is amortized on a straight-line basis over five years.

Customer Relationship

The value ascribed to customer relationships acquired at the time of the Merger is amortized over a ten-year period.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger is amortized over the remaining term of the acquired office lease which was approximately nine years.

Goodwill

Goodwill is tested for impairment at least annually or after a triggering event has occurred requiring such a calculation in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from the acquisitions be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Income Taxes

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

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Accounting Pronouncements Not Yet Adopted

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

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information

Upon completion of the Merger and the resulting change in accounting from the liquidation basis to the going concern basis, the Company organized into two separately managed segments: Reis Services and Residential Development Activities. The Company has further separated the significant components of the Residential Development Activities for Palomino Park (Gold Peak), East Lyme and all other developments. The following tables present condensed balance sheet and operating data for these segments for the periods reported on a going concern basis:

(amounts in thousands)
Condensed Balance Sheet Data		Residential Development Activities
June 30, 2007		Palomino		Other
(Going Concern Basis)	Reis Services	Park	East Lyme	Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,552	$21	$217	$5	$21,794	$24,589
Restricted cash and investments	228	119	2,858	1,000	—	4,205
Receivables, prepaid and other assets	3,567	406	—	107	599	4,679
Real estate assets under development	—	19,016	10,109	288	—	29,413

Total current assets	6,347	19,562	13,184	1,400	22,393	62,886
Furniture, fixtures and equipment, net	2,182	95	148	16	125	2,566
Other real estate assets	—	—	3,215	2,439	—	5,654
Intangible assets, net	18,506	—	—	—	—	18,506
Goodwill	61,893	—	—	—	—	61,893
Other assets	687	—	—	1	127	815

Total assets	$89,615	$19,657	$16,547	$3,856	$22,645	$152,320

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans and other debt	$175	$—	$—	$—	$—	$175
Current portion of bank loan	1,250	—	—	—	—	1,250
Construction payables	—	3,582	621	108	—	4,311
Construction loans payable	—	8,944	9,936	—	—	18,880
Accrued expenses and other liabilities	1,359	1,029	1,936	287	2,833	7,444
Reserve for option cancellations	—	—	—	—	1,459	1,459
Deferred revenues	10,177	—	—	—	—	10,177

Total current liabilities	12,961	13,555	12,493	395	4,292	43,696
Non-current portion of bank loan	23,500	—	—	—	—	23,500
Other long-term liabilities	497	—	—	—	—	497
Deferred tax liability, net	2,166	—	—	—	(106)	2,060

Total liabilities	39,124	13,555	12,493	395	4,186	69,753
Minority interests	—	1,123	—	613	—	1,736
Total stockholders’ equity	50,491	4,979	4,054	2,848	18,459	80,831

Total liabilities and stockholders’ equity	$89,615	$19,657	$16,547	$3,856	$22,645	$152,320

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

(amounts in thousands)
Condensed Operating Data for the		Residential Development Activities
Period June 1, 2007 to June 30, 2007		Palomino		Other
(Going Concern Basis)	Reis Services	Park	East Lyme	Developments	Other*	Consolidated

Revenue:
Subscription revenue	$1,874	$—	$—	$—	$—	$1,874
Revenue from sales of residential units	—	1,157	—	—	—	1,157

Total revenue	1,874	1,157	—	—	—	3,031

Cost of sales:
Cost of sales of subscription revenue	404	—	—	—	—	404
Cost of sales of residential units	—	950	—	—	—	950

Total cost of sales	404	950	—	—	—	1,354

Gross profit	1,470	207	—	—	—	1,677

Operating expenses:
Sales and marketing	448	—	—	—	—	448
Product development	105	—	—	—	—	105
Property operating expenses	—	61	6	2	—	69
General and administrative	521	4	9	1	(424)	111

Total operating expenses	1,074	65	15	3	(424)	733
Other income (expenses):
(Loss) from joint ventures	—	—	—	(1)	—	(1)
Interest and other income	7	4	—	—	81	92
Interest expense	(186)	—	(10)	—	—	(196)

Income (loss) before income taxes	$217	$146	$(25)	$(4)	$505	$839

*	Includes interest revenue, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services Segment

See Note 1 for a description of Reis’s business and products at June 30, 2007 and for a description of the Merger.

Through the date of the Merger, the Company had a preferred equity investment in Private Reis through Wellsford Capital. At May 31, 2007 and December 31, 2006, the carrying amount of the Company’s aggregate investment in Private Reis was $20,000,000 prior to the Merger on a liquidation basis, as described below. The Company’s investment represented approximately 23% of Private Reis’s equity on an as converted to common stock basis. The Company’s cash investment on an historical cost basis, was approximately $6,790,000 which was the amount recorded as Wellsford Capital’s investment at the Merger date.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

Edward Lowenthal, the Company’s former President and Chief Executive Officer, who currently serves on the Company’s board of directors, was selected by the Company to also serve as the Company’s representative on the board of directors of Private Reis and had done so from the third quarter of 2000 through the Merger. Jeffrey Lynford and Mr. Lowenthal recused themselves from any investment decisions made by the Company pertaining to Private Reis, including the authorization by the Company’s board of directors to approve the Merger.

In the first quarter of 2006, Private Reis was considering offers from potential purchasers, ranging between $90,000,000 and $100,000,000, to acquire 100% of its capital stock. Based on these offers, in estimating the net proceeds in valuing its investment if Private Reis were to be sold at that amount, the Company would have received approximately $20,000,000 of proceeds, subject to escrow holdbacks.

After considering a range of values, including the current market price for the Company’s stock on the stock portion of the consideration and the per share price as established for the Merger agreement, the Company determined that it was appropriate to continue to value its investment in Private Reis at $20,000,000 at May 31, 2007 prior to the Merger and December 31, 2006.

Residential Development Activities Segment

At June 30, 2007, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 143 Gold Peak units were sold by June 30, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 101 single family homes on 139 acres. An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land” and collectively with the 139 acres, “East Lyme”). Sales commenced in June 2006 and nine homes were sold by June 30, 2007.

•	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York (“Claverack”). One land parcel is subdivided into seven single family home lots. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family homes lots.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado (“Palomino Park”). Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

Gold Peak unit sales commenced in January 2006. At June 30, 2007, there were 29 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the		For the		For the
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of units sold	14	25	35	41	108	143
Gross sales proceeds	$4,029,000	$7,407,000	$10,576,000	$11,755,000	$31,742,000	$42,318,000
Principal paydown on Gold Peak Construction Loan	$2,483,000	$5,934,000	$6,812,000	$9,863,000	$24,528,000	$31,340,000

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. The buyer has held back approximately $396,000 which are expected to be released in two installments in September 2007 and 2008. The Company believes that this amount will be collected and has recorded such amount at full value at June 30, 2007 and December 31, 2006.

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

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At June 30, 2007, 10 East Lyme homes were under contract for which deposits of 10% of the contract sales price are provided by the buyer. The following table provides information regarding East Lyme sales:

	For the		For the		For the
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of homes sold	2	1	4	1	5	9
Gross sales proceeds	$1,468,000	$649,000	$2,852,000	$649,000	$3,590,000	$6,442,000
Principal paydown on East Lyme Construction Loan	$1,314,000	$584,000	$2,557,000	$584,000	$3,246,000	$5,803,000

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007 and December 31, 2006. This estimate has been recognized as a liability in the going concern balance sheet at June 30, 2007.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

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

During July 2006, the initial home was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the outstanding balance of the Claverack Construction Loan of approximately $690,000 was repaid to the bank. At December 31, 2006, there were no additional houses under construction on either parcel. In February 2007, Claverack sold one lot to the venture partner leaving four lots of the original seven lots available for sale. In January 2007, Claverack obtained conditional subdivision approval to 48 lots for The Stewardship. The Company is currently negotiating with its joint venture partner to exchange the joint venture partner’s interest in the joint venture for the four lots, representing the remaining approximate 45 acres of the original 65 acres. This would leave the Company with sole ownership of The Stewardship.

Other Investments

The Company has the following other investments included in other developments:

•	Approximately $106,000 and $423,000 at June 30, 2007 (going concern basis) and December 31, 2006 (liquidation basis), respectively, in Clairborne Fordham, a company which currently owns and is selling the remaining unsold residential unit of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois. One unit was sold in March 2007 and the Company received $120,000 of proceeds, net of cash requirements for the venture.

•	Approximately $289,000 and $291,000 at June 30, 2007 (going concern basis) and December 31, 2006 (liquidation basis), respectively, in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

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

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

balance of the deferred compensation assets and related liabilities which are payable to Jeffrey Lynford and Mr. Lowenthal was acquired by a company which is owned by these individuals and others.

4.	Restricted Cash and Investments

Restricted cash related to deposits for development projects and cash restricted for use by joint ventures was approximately $4,205,000 and $2,937,000 at June 30, 2007 and December 31, 2006, respectively.

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, based upon the preliminary allocation of the purchase price of Private Reis, and the respective amount of accumulated amortization are as follows:

June 30, 2007

Database	$7,951,283
Accumulated amortization	(132,932)

Database, net	7,818,351

Customer relationships	5,600,000
Accumulated amortization	(46,667)

Customer relationships, net	5,553,333

Web site	1,801,633
Accumulated amortization	(37,133)

Web site, net	1,764,500

Acquired below market lease	3,400,000
Accumulated amortization	(30,630)

Acquired below market lease, net	3,369,370

Intangibles and other assets, net	$18,505,554

Amortization expense for intangibles and other assets was approximately $247,000 for the period June 1, 2007 to June 30, 2007. Annual amortization expense related to the values ascribed to these assets in the preliminary allocation of the purchase price of Private Reis is anticipated to aggregate approximately $3,000,000 in the next annual period.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.	Debt

At June 30, 2007 and December 31, 2006, the Company’s debt consisted of the following:

			Balance at
			June 30,	December 31,
Debt/Project	Initial Maturity Date	Stated Interest Rate	2007	2006

Debt:
East Lyme Construction Loan	December 2007	LIBOR + 2.15%(A)(B)	$9,936,000	$10,579,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%(A)	8,944,000	9,550,000
Bank Loan	September 30, 2012	LIBOR + 3.00%(C)	24,750,000	—
Other long term debt	Various	Fixed/Various	672,000	—

Total debt			44,302,000	20,129,000
Less current portion			20,305,000	—

Long term portion			$23,997,000	$20,129,000

Carrying amount of real estate assets collateralizing construction loans payable			$29,124,000	$36,000,000

Total assets of Reis Services			$89,615,000

(A)	Principal payments will be made from sales proceeds upon the sale of individual homes.

(B)	The East Lyme Construction Loan provides for two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower.

(C)	Depending upon the leverage ratio, as defined by the Bank Loan agreement, the spread to LIBOR could decrease from 3.00% to 1.50% as described below.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan matures in November 2009 and has an additional extension option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $8,944,000 and $9,550,000 at June 30, 2007 and December 31, 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 to be drawn upon as costs are expended. The East Lyme Construction Loan (the “East Lyme Construction Loan”) bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Currently, the Company does not expect to meet the minimum home sale requirement condition and, accordingly, the terms of an extension, if any, will have to be negotiated with the lender. The balance of the East Lyme Construction Loan was approximately $9,936,000 and $10,579,000 at June 30, 2007 and December 31, 2006, respectively. The Company had a 4% LIBOR cap which expired in July 2007 for a portion of the East Lyme Construction Loan.

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.	Debt (Continued)

collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $262,000, $385,000, $508,000 and $710,000 was capitalized during the three and six months ended June 30, 2007 and 2006, respectively.

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger. The credit agreement provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement, and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

At June 30, 2007, the interest rate was LIBOR plus 3.00% if the loans are designated as LIBOR Rate loans or Base Rate plus 2.00% if the loans are designated as Base Rate loans. These spreads are based on a leverage ratio, as defined in the credit agreement, greater than or equal to 4.50 to 1.00. The credit agreement requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan, which does not have to exceed $12,500,000. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased in June 2007, which caps LIBOR at 5.50% on $15,000,000 for which Reis Services paid $109,000. Reis Services also pays a fee on the unused portion of the loans of 0.50% per annum.

In connection with obtaining the Bank Loan, Reis Services has paid fees aggregating approximately $559,000 which will be amortized over the term of the loan. Such costs are included as deferred financing costs in the accompanying financial statements. In addition, Reis Services is required to pay an annual administration fee of $25,000.

7.	Income Taxes

During the month of June 2007 the Company incurred $4,000 of state income tax related to its Gold Peak project. The recognition of the reduction in the stock option liability is not subject to income tax.

Private Reis has net operating loss (“NOL”) carryforwards aggregating approximately $10,800,000 at May 30, 2007. These losses may be utilized against Reis Services taxable income included in the Company’s income tax returns in the future.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

7.	Income Taxes (Continued)

As discussed in the Company’s December 31, 2006 annual report on Form 10-K/A, the Company has significant NOL’s as of December 31, 2006. There is an annual limitation on the use of such NOL’s. A new annual limitation was established at the time of the Merger. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to any ownership change of the Company including the Merger. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs, except to the extent the Company had built in gains that existed on the date of the ownership change which are subsequently recognized. However, there would be no such limitation on the Private Reis NOLs.

8.	Stockholders’ Equity

The Company did not declare or distribute any dividends during the three and six months ended June 30, 2007 and 2006.

9.	Stock Plans and Other Incentives

The Company has adopted certain incentive plans (the “Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from immediate vesting to up to five years and may contain the right to receive reload options under certain conditions.

As permitted by the Plan and in accordance with the provisions of the Company’s option plans, applicable accounting, the American Stock Exchange (“AMEX”) rules and Federal income tax laws, the Company’s outstanding stock options were adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company’s common stock as a result of the $14.00 per share initial liquidating distribution made to the Company’s stockholders. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. These adjustments did not result in a new grant and did not have any financial statement impact. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified “out of the money” options which had original maturity dates prior to December 31, 2007, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration.

In February 2006, the Company was advised by the AMEX that it was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

9.	Stock Plans and Other Incentives (Continued)

As a result of the approval process, the Company determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve will be adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.

During the year ended December 31, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method, all of which was paid in the six months ended June 30, 2006. During the three months ended June 30, 2006, the Company made cash payments aggregating approximately $533,000 related to 193,116 options cancelled by option holders electing this method. No cash payments were made during the five months ended May 31, 2007. A liability of approximately $7,269,000 was recorded at May 31, 2007 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in the money” options at that date.

In June 2007, an aggregate of 70,896 options were settled with a net cash payment of approximately $294,000. Also in June 2007, in a series of transactions, Jeffrey Lynford tendered certain common shares of stock he owned to exercise 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable income taxes). As a result, he received net shares of 212,070 of the Company’s common stock upon the completion of this exercise. Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which have an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant.

At June 30, 2007, the option liability was approximately $1,459,000 based upon the difference in the closing stock price of the Company at June 30, 2007 of $9.08 per share and the individual exercise prices of all outstanding “in the money” options that are accounted for as liability awards at that date. The Company recorded a compensation benefit in General and Administrative expenses in the statement of operations of approximately $1,181,000 for the period June 1, 2007 to June 30, 2007 as a result of the stock price declines during the period. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statement of operations under the going concern basis of accounting.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

9.	Stock Plans and Other Incentives (Continued)

A summary of the changes in outstanding stock options during the period January 1, 2007 to May 31, 2007 and the month ended June 30, 2007 follows:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at December 31, 2006	1,414,876	$5.68
Options exercised during the five months ended May 31, 2007	(48,508)	(5.81)

Balance outstanding prior to the Merger	1,366,368	5.68
Options granted as a result of Merger to certain key employees	340,000	10.40
Options cancelled through cash settlement	(70,896)	(5.27)
Options exercised by Company’s Chairman	(891,949)	(5.81)
Reload options issued to Chairman	243,931	10.67

Options outstanding at June 30, 2007	987,454	8.45

Options exercisable at June 30, 2007	647,454	7.43

Options exercisable which can be settled in cash at June 30, 2007	403,523	5.46

In connection with the Merger, 340,000 options were granted to six key employees on May 30, 2007 with an exercise price of $10.40 per option and vest ratably over five years. These awards will be treated as an equity award based on their terms and the fair value of the award will be charged to compensation expense on a straight-line basis at the corporate level over the vesting period.

Also in connection with the Merger, Lloyd Lynford and Mr. Garfield were granted 100,000 and 46,000 restricted stock units (“RSUs”), respectively, which upon meeting certain performance thresholds vest over a three year period. The grant date fair value is $10.40 per RSU and is expensed on a weighted schedule over the vesting period. At the time of the award and at June 30, 2007, the Company believed that it would meet the required performance threshold to fully vest the RSUs over the three year period.

At that time, 123 employees were granted an aggregate of 73,800 RSUs which vest after three years of service and have a grant date value of $10.40 per RSU. This award will also be treated as an equity award and the grant date fair value will be charged to compensation expense at the corporate level over the vesting periods. As a result of an amendment to the Incentive Plans which was approved by the stockholders on May 30, 2007, awards can be made to all employees of the Company not just key employees.

As a result of the issuance of the stock options and RSU grants, the Company recorded non-cash compensation expense of approximately $128,000 for the period June 1, 2007 to June 30, 2007.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

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

For the Period
June 1, 2007 to
June 30, 2007

Numerator:
Net income for basic calculation	$834,666
Adjustments to net income for income statement impact of dilutive securities	(1,181,481)

Net (loss) for dilution calculation	$(346,815)

Denominator:
Denominator for net income (loss) per common share, basic — weighted average common shares	10,977,448
Effect of dilutive securities:
RSUs	—
Stock options	174,777

Denominator for net income (loss) per common share, diluted — weighted average common shares	11,152,225

Net income (loss) per common share:
Basic	$0.08

Diluted	$(0.03)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Organization and Business

Reis, Inc. and subsidiaries, collectively, the “Company” or “Reis” (formerly Wellsford Real Properties, Inc. (“Wellsford”)) is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007, after the completion of the merger of the privately held company, Reis, Inc. (“Private Reis”) with and into Reis Services, LLC (“Reis Services”), a wholly-owned subsidiary of Wellsford (the “Merger”).

Private Reis’s Historic Business

Private Reis was founded in 1980 as a provider of commercial real estate market information and today is a leader in that field. Reis maintains a proprietary database containing detailed information on commercial real properties in neighborhoods and metropolitan markets throughout the U.S. The database contains information on apartment, retail, office and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides online access to information and analytical tools designed to facilitate both debt and equity transactions. In addition to trend and forecast analysis at neighborhood and metropolitan levels, the product offers detailed building-specific information such as rents, vacancy rate and lease terms, property sale information, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development, and construction.

All of Reis’s data and analytics are subjected to rigorous validation and quality assurance procedures resulting in reliable commercial real estate decision support systems.

Industry Background

Commercial real estate represents a significant share of the overall business activity and national wealth in the U.S. As reported by Real Estate Roundtable (2007), the combined assets of U.S. commercial real estate accounts for over $5 trillion of the nation’s domestic assets, and is equivalent to approximately 35% of the total market capitalization of U.S. stock markets. Thousands of commercial real estate properties are sold, purchased, financed, and securitized each year, hundreds of millions of square feet of new construction projects are completed, and a similar number of square feet are signed to new leases.

The liquidity of commercial real estate markets has increased measurably in recent years. Construction spending of $348.7 billion on new multifamily and commercial properties in 2006 represented 16% of U.S. gross private domestic investment. Financing this activity, commercial real estate mortgage debt outstanding reached $2.95 trillion at the end of 2006, 12.7% higher than a year earlier.

The combined capitalization of REITs has also increased measurably in recent years. The National Association of Real Estate Investment Trusts reported that the 183 publicly-traded REITs at the end of 2006 had a combined market capitalization of $438.1 billion, 32.5% higher than the previous year and almost double the REIT market capitalization of $224.2 billion in 2003.

The varied participants in U.S. commercial real estate demand timely and accurate information to support their decision-making. Participants in the asset market, such as property owners, developers and builders, banks and non-bank lenders, and equity investors, require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development, and construction. Additionally, brokers, operators and lessors require access to detailed information concerning current and historical rents, vacancies, concessions, operating expenses, and other market and property-specific performance measures.

Reis’s Business

As commercial real estate markets have grown in size and complexity, Reis has invested in the areas critical to supporting the information needs of real estate professionals in both the asset market and the space leasing market. In particular, Reis has:

•	developed expertise in data collection across multiple markets and property types;

•	invested in the analytical expertise to develop decision support systems around property valuations, credit analytics and transaction support;

•	created product development expertise to collect market feedback and translate it into new products and reports; and

•	invested in a robust technology infrastructure to disseminate these tools to the wide variety of market participants.

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. The depth and breadth of Reis’s data and expertise will be critical in allowing Reis to grow its business.

Reis’s revenue model is based primarily on annual subscriptions that are paid in advance. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized each month.

Reis continues to develop and introduce new products, expand and add new data, and re-package existing information to meet and anticipate client demand. In 2007, Reis began publishing information on an additional 52 apartment markets — bringing the total number of apartment markets covered to 134, released an email alert mechanism, and started publishing new construction updates on a weekly basis.

Proprietary Databases

Over the last 25 years, Reis has developed expertise in collecting, screening and organizing volumes of data into its proprietary databases. Each quarter a rotating sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with the previous record for the property and question any unusual changes in rents and vacancies. Whenever necessary, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood and city levels are also subjected to comprehensive quality controls.

In addition to the core property database, Reis maintains a new construction database that monitors projects that are being added to the market. The database reports relevant criteria such as project size, property type and location for planned and proposed projects, projects under construction, and projects nearing completion.

Finally, Reis also maintains a sales comparables database that captures information such as buyer, seller, purchase price, capitalization rate and financing details for each transaction. By monitoring and analyzing press stories and web sites, and by speaking with brokers, Reis is frequently able to publish synthesized transactional information before the transaction is publicly disclosed.

Products and Services

Reis SE is a website that serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts. Access to the core system is by secure password only and can be customized to accommodate the needs of various customers. For example, the product can be tailored to provide access to all or only certain markets, property types and report combinations. The Reis SE interface has been refined over the past six years to accommodate real estate professionals who need to perform market-based trend and forecast analysis, property specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.

On a quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends, current observations and, in a majority of its markets, five year forecasts on all key real estate market indicators. These updates reflect all individual property, city, and neighborhood data gathered over the previous 90 days.

Reports are retrievable by street address, property type (office, apartment, retail, and industrial) or market and are available as presentation quality documents or in spreadsheet formats. These reports are used by Reis’s customers to assist in due diligence and to support commercial real estate transactions such as loan originations, underwriting, acquisitions, risk assessment (including loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal, and market analysis.

Other significant elements of Reis SE include:

•	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type;

•	customizable email alerts that let users receive proactive updates on only those reports or markets that they are interested in;

•	property comparables that allow users to identify buildings with similar rents, sales or new construction projects to their own;

•	quarterly “first glance” reports that provide an early assessment of the office, apartment, and retail sectors across the U.S. and preliminary commentary on new construction activity; and

•	the “quarterly briefing” — a conference call during which Reis provides an analysis of its latest findings.

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recently released enhancements include:

•	coverage of an additional 52 apartment markets (April 2007) bringing the total number of apartment markets covered to 134;

•	publication of property construction updates on a weekly basis (August 2007); and

•	a property construction search capability that allows users to identify new construction projects near a specific address.

Cost of Service and Renewal Rates

Reis’s data is available for sale in four main ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to purchase a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $500,000 depending on the combination of markets, property types and reports subscribed to and allow the client to download an unlimited number of reports over a 12-month period. Capped subscriptions range from $1,000 to $25,000 and allow clients to download a fixed number of reports over a 12 month period. Credit card report sales typically range from $150 to $695 per report and are available to anyone that visits Reis’s retail website or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.

Subscription renewal rates are an important measure of customer satisfaction. Over the past four years, Reis has renewed an average of 94% of its subscription revenue.

Customer Service and Training

Reis focuses heavily on proactive training and customer support. Reis’s dedicated customer service team offers customized on-site training and web-based and telephonic support to promote usage, maximize product knowledge, and solicit customer input for future product enhancements. The corporate training team meets regularly with a large proportion of Reis’s customers to identify opportunities for product adoption and increased usage. Additional points of customer contact include mid-year service reviews, a web-based customer feedback program and account manager visits.

Competition

Real estate transactions involve multiple participants who require accurate historical and current market information. Key factors that influence the competitive position of commercial real estate information vendors include: the depth and breath of underlying databases; ease of use, flexibility and functionality of the software; the ability to keep the data up to date; scope of coverage by geography and property-type; customer training and support; adoption of the service by industry leaders; price; consistent product innovation and recognition by business trade publications.

Reis’s senior management believes that, on a national level, only a small number of firms serve the needs of commercial real estate investors.

Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as Costar, Real Capital Analytics, Torto Wheaton Research, Property and Portfolio Research, Loopnet, as well as with in-house real estate research departments.

Intellectual Property and Proprietary Data

Reis relies on a combination of trademark, copyright and trade secret laws in the U.S., as well as contractual provisions, to protect its proprietary technology and brand. Reis currently has common law trademarks in the U.S. for the Reis name and certain other words and phrases used in the course of business, and a registered U.S. trademark for the mark Reis.com and for the mark “A Window Onto the Real Estate Market.” Reis also relies on copyright laws to protect computer programs relating to its web sites and proprietary technologies and data. Reis has registered numerous Internet domain names related to its business in order to protect proprietary interests, and also enters into confidentiality and invention assignment agreements with its employees and consultants and confidentiality agreements with other third parties. Reis actively monitors access to its proprietary technology and information.

Wellsford’s Historic Business

The Company was originally formed as a Maryland corporation on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the “Residential Trust”). On May 30, 1997, Residential Trust merged (the “EQR Merger”) with Equity Residential (“EQR”) at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and distributed to its common stockholders all of its outstanding shares of the Company. Prior to the Merger, the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of three residential projects and its approximate 23% ownership interest in Private Reis.

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company’s board of directors (the “Board”). The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of Liquidation (the “Plan”) (see below) of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statement of operations reflects the operations of Reis Services effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to all Private Reis stockholders, except the Company’s subsidiary which owned a 23% preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, a subsidiary of the Company, with $25,000,000 of the cash consideration being funded by a $27,000,000 bank loan (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon just prior to the Merger, and approximately $9,573,000 provided by the Company. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The Company’s acquisition costs, excluding assumed liabilities, is summarized as follows:

Value of shares of Company stock	$30,083,225
Cash paid for Private Reis shares	9,573,452
Capitalized merger costs	5,231,494
Historical cost of Company’s 23% interest in Private Reis	6,790,978

Total before officer loan settlement	51,679,149
Officer loan settlement (see below)	(1,304,572)

Total	$50,374,577

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under relevant accounting literature.

Upon the completion of the Merger and the settlement of certain outstanding loans, Lloyd Lynford and Jonathan Garfield, both executive officers and directors of Private Reis, became the Chief Executive Officer and Executive Vice President, respectively, of the Company and both became directors of the Company. The Company’s former Chief Executive Officer and Chairman, Jeffrey Lynford, remained Chairman of the Company. The merger agreement provided that the outstanding loans to Lloyd Lynford and Mr. Garfield aggregating approximately $1,305,000 be simultaneously satisfied with 159,873 of the Company’s shares received by them in the Merger. Lloyd Lynford and Jeffrey Lynford are brothers. Immediately following the consummation of the merger, the Private Reis stockholders owned approximately 38% of the Company.

As the Company is the acquiror for GAAP accounting purposes, the acquisition of the remaining interests in Private Reis not currently owned by the Company will be accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire more Private Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. Upon consummation of the Merger the Plan was terminated. Consequently, it will be necessary to recharacterize a portion of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized at that time as a return of capital for

Company stockholders to taxable dividend income. The Company estimates that $1.15 of the $14.00 per share cash distribution will be recharacterized as taxable dividend income.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements were presented on the going concern basis of accounting. As required by Generally Accepted Accounting Principles (“GAAP”), the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates have been periodically reviewed and adjusted as appropriate.

The Company’s net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting), March 31, 2007 and December 31, 2006 were:

	May 31,	March 31,	December 31,
	2007	2007	2006

Net assets in liquidation	$51,922,617	$57,504,451	$57,595,561
Per share	$7.76	$8.65	$8.67
Common stock outstanding at each respective date	6,695,246	6,646,738	6,646,738

The reported amounts for net assets in liquidation presented development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. The primary reasons for the decline in net assets in liquidation of approximately $5,582,000 from March 31, 2007 to May 31, 2007 are the increase in the reserve for stock options due to the increase in the price of the Company’s stock from $7.83 to $11.00 per share, accounting for approximately $4,205,000 of the decrease, and the decline in the value of real estate assets under development.

The Company has returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

The termination of the Plan results in the retention of cash flow from the sales of residential development assets for working capital and re-investment purposes after the consummation of the merger. Such cash would not be distributed to stockholders in the form of a liquidating distribution as had been contemplated under the Plan.

Residential Development Activities and Other Investments

At June 30, 2007, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 143 Gold Peak units were sold by June 30, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 101 single family homes on 139 acres. An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by Wellsford, which we refer to as the East Lyme Land and collectively with the 139 acres, we refer to as East Lyme. Sales commenced in June 2006 and nine homes were sold by June 30, 2007.

•	A 75% ownership interest in a joint venture that owns two land parcels aggregating approximately 300 acres in Claverack, New York, which we refer to as Claverack. One land parcel is subdivided into seven single family home lots. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is conditionally subdivided into 48 developable single family homes lots.

•	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining unsold residential unit of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

•	Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

See Note 3 of the accompanying unaudited consolidated financial statements for additional information regarding all of the operating activities.

Reconciliation of Net Income to EBITDA

EBITDA is defined as earnings before interest, taxes, amortization and depreciation. Although EBITDA is not a measure of performance calculated in accordance with GAAP, senior management uses EBITDA to measure operational and management performance. Management believes that EBITDA is an appropriate metric that may be used by investors as a supplemental financial measure to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding business from year to year or period to period, as applicable, and that EBITDA provides the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses and stock based compensation, as well as other non-operating items, such as interest income, interest expense and income taxes. Management also believes that disclosing EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure, net income, follows for the period June 1, 2007 to June 30, 2007:

		Residential
(amounts in thousands)		Development
Reconciliation of Net Income to EBITDA for the	Reis	Activities
Period June 1, 2007 to June 30, 2007	Services	and Other*	Consolidated

Net income			$835
Income tax expense (benefit), net			4

Income before income taxes	$217	$622	839
Add back:
Depreciation and amortization expense	292	21	313
Interest expense (income), net	179	(75)	104
Stock based compensation benefit, net	—	(1,053)	(1,053)

EBITDA (unaudited)	$688	$(485)	$203

*	Includes Palomino Park, East Lyme, the Company’s other developments and corporate level income and expenses that have not been allocated to the operating segments.

Summary of Significant Accounting Policies of the Acquired Business

The following are the significant accounting policies utilized and to be utilized with respect to the assets and business acquired from Private Reis, now part of the consolidated operations of the Company through the Reis Services segment:

Revenue Recognition

The Company’s subscription revenue is derived principally from subscriptions to its web-based services. Subscription fees are deferred at the time customers are billed and recognized as revenue ratably over the related contractual period, which is typically one year, but can be as long as 36 months. Revenues from ad-hoc and custom reports are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.

Cost of Sales of Subscription Revenue

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (SOP 98-1). The Company expenses all internet web site costs incurred during the preliminary project stage. All direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. The value ascribed to the web site development intangible asset at the time of the Merger is amortized on a straight-line basis over three years.

Database Costs

Database costs represent the fair value ascribed to the database intangible asset acquired at the time of the Merger and is amortized on a straight-line basis over five years.

Customer Relationship

The value ascribed to customer relationships acquired at the time of the Merger is amortized over a ten-year period.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger is amortized over the remaining term of the acquired office lease which was approximately nine years.

Goodwill

Goodwill is tested for impairment at least annually or after a triggering event has occurred requiring such a calculation in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from the acquisitions be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Results of Operations and Changes in Net Assets

Results of operations for the period June 1, 2007 to June 30, 2007

The results of operations for the period June 1, 2007 to June 30, 2007 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $1,874,000 and $404,000, respectively, for the period June 1, 2007 to June 30, 2007 for a gross profit for the Reis Services segment of approximately $1,470,000.

Revenue and cost of sales of residential units were approximately $1,157,000 and $950,000, respectively, for the period June 1, 2007 to June 30, 2007 from the sale of four condominium units at the Gold Peak development. No sales occurred at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $448,000 and $105,000, respectively, for the period June 1, 2007 to June 30, 2007 and solely represents costs of the Reis Services segment.

Property operating expenses of $69,000 for the period June 1, 2007 to June 30, 2007 represent the non-capitalizable project costs and other period expenses of the Company’s residential development projects.

General and administrative expense of $111,000 for the period June 1, 2007 to June 30, 2007 includes current period expenses and accruals of $1,164,000, offset by a net reduction of approximately $1,053,000 from non-cash compensation costs. This net reduction is comprised of an approximate $1,181,000 decrease in the reserve for option cancellations due to a decrease in the market price of the Company’s stock from $11.00 per share at May 31, 2007 to $9.08 per share at June 30, 2007 and options settled at an amount less than $11.00 per share during the period, offset by additional compensation expense from equity awards on May 30, 2007 of approximately $128,000.

Interest and other income of $92,000 primarily reflects interest earned on cash. The Company’s cash balance was approximately $24,589,000 at June 30, 2007.

Interest expense of $196,000 includes interest and cost amortization on the Bank Loan of $182,000, non-capitalized interest from residential development activities of $10,000 and interest from other debt of $4,000.

Changes in net assets in liquidation for the period April 1, 2007 to May 31, 2007

During the period April 1, 2007 to May 31, 2007, net assets in liquidation decreased approximately $5,582,000. This decrease is the net result of (1) an increase to the option cancellation reserve of approximately $4,205,000 due to the increase in the market price of Wellsford’s stock from $7.83 per share at March 31, 2007 to $11.00 per share at May 31, 2007 and (2) sales of real estate assets under development and other changes in net real estate assets under development from the updating of cash flow valuation calculations during the period of approximately $1,672,000, offset by (3) operating income of approximately $295,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Changes in Net Assets in Liquidation for the period January 1, 2007 to May 31, 2007

During the period January 1, 2007 to May 31, 2007, net assets in liquidation decreased approximately $5,673,000. This decrease is the net result of (1) an increase to the option cancellation reserve of approximately $4,636,000 due to the increase in the market price of Wellsford’s stock from $7.52 per share at December 31, 2006 to $11.00 per share at May 31, 2007 and (2) sales of real estate assets under development and other changes in net real estate assets under development from the updating of cash flow valuation calculations during the period of approximately $1,805,000, offset by (3) operating income of approximately $768,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Changes in Net Assets in Liquidation for the Three Months Ended June 30, 2006

During the three months ended June 30, 2006, net assets in liquidation increased approximately $2,461,000. This increase is primarily attributable to the recording of an approximate $1,318,000 reduction to the reserve for option cancellations to reflect the decrease in the market price of the Company’s common stock between March 31, 2006 and June 30, 2006 and operating income of approximately $463,000 which primarily represents interest income earned from cash and cash equivalents. The remaining component of the increase is for real estate assets under development of approximately $680,000, which results primarily from changes in the net realizable value estimates including the shortening of the discount periods due to the passage of time and sales of condominium units and homes.

Changes in Net Assets in Liquidation for the Six Months Ended June 30, 2006

During the six months ended June 30, 2006, net assets in liquidation decreased approximately $725,000. This decrease is primarily attributable to the recording of an approximate $4,227,000 provision upon the adoption by the Board of modifications in the terms of the Company’s stock option plans during the first quarter of 2006. The provision resulted from the modification to allow for cash payments that would be made to option holders, at their election, as consideration for the cancellation of their options in the amount of the fair value of the Company’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been decreased by approximately $1,318,000 to reflect the changes in the market price of the Company’s common stock between March 31, 2006 and June 30, 2006. These decreases were offset by (i) a net increase in value of real estate assets under development of approximately $1,353,000 which results primarily from changes in the net realizable value estimates including the shortening of the discount periods due to the passage of time and sales of condominium units and homes and (ii) operating income of approximately $831,000 which primarily represents interest income earned from cash and cash equivalents.

Income Taxes

During the month of June 2007 the Company incurred $4,000 of state income tax related to its Gold Peak project. The recognition of the reduction in the stock option liability is not subject to income tax.

Private Reis has net operating loss (“NOL”) carryforwards aggregating approximately $10,800,000 at May 30, 2007. These losses may be utilized against Reis Services taxable income included in the Company’s income tax return in the future.

As discussed in the Company’s December 31, 2006 annual report on Form 10-K/A, the Company has significant NOL’s as of December 31, 2006. There is an annual limitation on the use of such NOL’s. A new annual limitation was established at the time of the Merger. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to any ownership change of the Company including the Merger. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs, except to the extent the Company had built in gains that existed on the date of the ownership change which are subsequently recognized. However there would be no such limitation on the Private Reis NOLs.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements such as operating costs, product development and enhancements, the current portion of long-term debt, operating and capital leases, construction and development costs, the potential purchase of EQR’s remaining interest in the Palomino Park project, cancellation of outstanding stock options, debt repayments or additional collateral for construction loans, generally through the use of available cash, cash generated from operations, sales of condominium units, single family homes and land, the sale or realization of other assets, releases from escrow reserves and accounts, distributions from Clairborne Fordham, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financings, refinancings, modifications to borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

The Company expects to meet its long-term liquidity requirements such as future operating costs, product development and enhancements, the non-current portion of long-term debt, operating and capital leases, construction and development costs and debt repayments or additional collateral for construction loans generally through the use of available cash, cash generated from operations, sales of condominium units, single family homes and land, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financing, refinancings, modifications to terms and borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit.

Cash and cash equivalents aggregated approximately $24,589,000 at June 30, 2007. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms.

Reis Services

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger. The credit agreement provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement, and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

At June 30, 2007, the interest rate was LIBOR plus 3.00% if the loans are designated as LIBOR Rate loans or Base Rate plus 2.00% if the loans are designated as Base Rate loans. These spreads are based on a leverage ratio, as defined in the credit agreement, greater than or equal to 4.50 to 1.00. The credit agreement requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan, which does not have to exceed $12,500,000. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased in June 2007, which caps LIBOR at 5.50% on $15,000,000 for which Reis Services paid $109,000. Reis Services also pays a fee on the unused portion of the loans of 0.50% per annum.

In connection with obtaining the Bank Loan, Reis Services has paid fees aggregating approximately $559,000 which will be amortized over the term of the loan. Such costs are included as deferred financing costs in the accompanying financial statements. In addition, Reis Services is required to pay an annual administration fee of $25,000.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan matures in November 2009 and has an additional extension option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $8,944,000 and $9,550,000 at June 30, 2007 and December 31, 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

Gold Peak unit sales commenced in January 2006. At June 30, 2007, there were 29 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the		For the		For the
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of units sold	14	25	35	41	108	143
Gross sales proceeds	$4,029,000	$7,407,000	$10,576,000	$11,755,000	$31,742,000	$42,318,000
Principal paydown on Gold Peak Construction Loan	$2,483,000	$5,934,000	$6,812,000	$9,863,000	$24,528,000	$31,340,000

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

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 to be drawn upon as costs are expended. The East Lyme Construction Loan (the “East Lyme Construction Loan”) bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Currently, the Company does not expect to meet the minimum home sale requirement condition and, accordingly, the terms of an extension, if any, will have to be negotiated with the lender. The balance of the East Lyme Construction Loan was approximately $9,936,000 and $10,579,000 at June 30, 2007 and December 31, 2006, respectively. The Company had a 4% LIBOR cap which expired in July 2007 for a portion of the East Lyme Construction Loan.

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At June 30, 2007, 10 East Lyme homes were under contract for which deposits of 10% of the contract sales price are provided by the buyer. The following table provides information regarding East Lyme sales:

	For the		For the		For the
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of homes sold	2	1	4	1	5	9
Gross sales proceeds	$1,468,000	$649,000	$2,852,000	$649,000	$3,590,000	$6,442,000
Principal paydown on East Lyme Construction Loan	$1,314,000	$584,000	$2,557,000	$584,000	$3,246,000	$5,803,000

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007 and December 31, 2006. This estimate has been recognized as a liability in the going concern balance sheet at June 30, 2007.

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

Effective April 2006, the Company executed a letter agreement with its venture partner to enable the Company to make advances instead of requesting funds from the Claverack Construction Loan at the same terms and rate as the Claverack Construction Loan. The Company advanced approximately $728,000 during 2006 and $960,000 during April 2007, which amounts remained outstanding at June 30, 2007 and December 31, 2006.

During July 2006, the initial home was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the outstanding balance of the Claverack Construction Loan of approximately $690,000 was repaid to the bank. At December 31, 2006, there were no additional houses under construction on either parcel. In February 2007, Claverack sold one lot to the venture partner leaving four lots of the original seven lots available for sale. In January 2007, Claverack obtained conditional subdivision approval to 48 lots for The Stewardship. The Company is currently negotiating with its joint venture partner to exchange the joint venture partner’s interest in the joint venture for the four lots, representing the remaining approximate 45 acres of the original 65 acres. This would leave the Company with sole ownership of the Stewardship.

Palomino Park

With respect to EQR’s 7.075% interest in the corporation that owns the remaining Palomino Park assets, any transaction for such interest to be acquired by the Company would be subject to negotiation between the Company and EQR.

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. The buyer has held back approximately $396,000 which are expected to be released in two installments in September 2007 and 2008. The Company believes that this amount will be collected and has recorded such amount at full value at June 30, 2007 and December 31, 2006.

Stock Option Plans

At March 31, 2006, the Company determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve will be adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.

During the year ended December 31, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method, all of which was paid in the six months ended June 30, 2006. During the three months ended June 30, 2006, the Company made cash payments aggregating approximately $533,000 related to 193,116 options cancelled by option holders electing this method. No cash payments were made during the five months ended May 31, 2007. A liability of approximately $7,269,000 was recorded at May 31, 2007 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in the money” options at that date.

In June 2007, an aggregate of 70,896 options were settled with a net cash payment of approximately $294,000. Also in June 2007, in a series of transactions, Jeffrey Lynford tendered certain common shares of stock he owned to exercise 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable income taxes). As a result, he received net shares of 212,070 of the Company’s common stock upon the completion of this exercise. Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which have an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant.

At June 30, 2007, the option liability was approximately $1,459,000 based upon the difference in the closing stock price of the Company at June 30, 2007 of $9.08 per share and the individual exercise prices of all outstanding “in the money” options that are accounted for as liability awards at that date. The Company recorded a compensation benefit in General and Administration expenses in the statement of operations of approximately $1,181,000 for the period June 1, 2007 to June 30, 2007 as a result of the stock price declines during the period. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statement of operations under the going concern basis of accounting.

A summary of the changes in outstanding stock options during the period January 1, 2007 to May 31, 2007 and the month ended June 30, 2007 follows:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at December 31, 2006	1,414,876	$5.68
Options exercised during the five months ended May 31, 2007	(48,508)	(5.81)

Balance outstanding prior to the Merger	1,366,368	5.68
Options granted as a result of Merger to certain key employees	340,000	10.40
Options cancelled through cash settlement	(70,896)	(5.27)
Options exercised by Company’s Chairman	(891,949)	(5.81)
Reload options issued to Chairman	243,931	10.67

Options outstanding at June 30, 2007	987,454	8.45

Options exercisable at June 30, 2007	647,454	7.43

Options exercisable which can be settled in cash at June 30, 2007	403,523	5.46

The estimate for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

The Effects of Inflation/Declining Prices and Trends

Condominium and Home Sales

The continuing increases in energy costs, construction materials (such as concrete, lumber and sheetrock) and interest rates could adversely impact our home building businesses. As these costs increase, our product becomes more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes. The continuing rise in energy costs and interest rates as well as increasing illiquidity in the residential mortgage market may negatively impact our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes at any price level, which could result in the inability to meet targeted sales prices or cause sale price reductions. Wellsford has limited its exposure from the effects of increasing interest on its construction loans by purchasing interest caps for the East Lyme and Gold Peak projects. The East Lyme cap of LIBOR at 4% expired in July 2007 and the Gold Peak cap of LIBOR at 5% expires in June 2008.

The number and timing of future sales of any residential units by the Company or by its joint ventures could be adversely impacted by increases in interest rates and the availability of credit to potential buyers in 2007.

As the softening of the national housing market continues into 2007, the Company’s operations relating to residential development and the sale of homes has been negatively impacted in markets where the Company owns property. Demand at certain of the Company’s projects and sales of inventory are lower than expected resulting in price concessions and/or additional incentives being offered, a slower pace of construction, building only homes which are under contract and the consideration of selling home lots either individually or in bulk instead of building homes. The pace of construction, unit completions and sales at Gold Peak was negatively impacted during the fourth quarter of 2006 and into the first and second quarters of 2007 as a result of severe winter weather conditions in the Denver, Colorado area. The East Lyme project has experienced an increase in sales activity and construction of single family homes being built for contract during the second quarter of 2007, primarily driven by a multinational pharmaceutical firm’s relocation of its employees to a local research facility. This increase in construction and sales activity may not be sustainable after this relocation event is completed.

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives. To date, the recent volatility in the U.S. housing and residential mortgage markets has not affected the marketability of the Company’s products or the renewal rates of its subscription services. During historical periods of economic and commercial real estate market volatility, Private Reis experienced stable demand for current information on changing market conditions and an increase in demand for its portfolio products as mortgage lenders place greater emphasis on assessing portfolio risk. There is no assurance that the level of demand for Reis Services’s products will continue through future market volatility.

Changes in Cash Flows

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

Cash flows from operating activities changed $6,729,000 from $8,187,000 used in the 2006 period to $1,458,000 used in the 2007 period. The significant components of this change related to cash provided by the continuing construction activities and the reductions in liabilities and reserves.

Cash flows from investing activities changed $10,595,000 from $1,297,000 provided in the 2006 period to $9,298,000 used in the 2007 period. The significant components of this change related to the use of cash for the Private Reis Merger consideration, net of cash acquired of $6,527,000, the payment of Merger costs for investment banking, legal and accounting fees and other Merger costs of $2,504,000 and investments in other real estate assets, website and database development and furniture, fixtures and equipment aggregating $387,000, offset by the return of capital from the Company’s investment in Clairborne Fordham of $120,000. The only investing activity in the 2006 period was the January 2006 sale of the Beekman assets for $1,297,000.

Cash flows from financing activities changed $8,338,000 from $4,632,000 provided in the 2006 period to $3,706,000 used in the 2007 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $15,619,000 during the 2006 period as compared to $8,119,000 in the 2007 period as a result of weather related construction delays in the first and second quarters of 2007 for the Gold Peak project, reduced construction activities at the East Lyme project and no current period borrowings on the Claverack project. During the 2006 period, approximately $9,863,000 was repaid on the Gold Peak Construction Loan from 41 condominium sales and $584,000 from one East Lyme home sale. During the 2007 period, approximately $6,812,000 was repaid on the Gold Peak Construction Loan from 35 condominium unit sales and approximately $2,557,000 was repaid on the East Lyme Construction Loan from four home sales. Other debt repayments in the 2007 period aggregated $263,000. Payments for option cancellations aggregated $2,366,000 in the 2007 period as compared to $668,000 during the 2006 period. Proceeds received from the exercise of options by option holders was $282,000 in 2007.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this quarterly report on Form 10-Q. These forward-looking statements relate to the Company’s outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on the Company’s business operations or performance. Specifically, forward-looking statements may include:

•	statements relating to the benefits of the merger with Private Reis;

•	statements relating to future business prospects, revenue, income and cash flows; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the determination of estimated net realizable value for its assets and the determination of estimated settlement amounts for its liabilities for reporting under the liquidation basis of accounting through May 31, 2007 and general economic conditions.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	expected benefits from the merger with Reis may not be fully realized or at all;

•	revenues following the merger with Reis may be lower than expected;

•	the possibility of litigation arising as a result of terminating the Plan;

•	adverse changes in the real estate industry and the markets in which the post-merger company will operate;

•	the inability to retain and increase the number of customers of the post-merger company;

•	competition;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the data of the post-merger company;

•	legal and regulatory issues;

•	changes in accounting policies or practices; and

•	the risk factors listed under “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K, which was filed with the SEC on March 29, 2007 and, as amended, on April 30, 2007, and those listed under “Risk Factors” in the Company’s registration statement on Form S-4, which was initially filed with the SEC on December 28, 2006 and, as amended, on March 9, 2007, April 11, 2007 and April 30, 2007.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, the Company undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk exposure has been to changes in interest rates. This risk is generally managed by limiting its financing exposures to the extent possible by purchasing interest rate caps, when deemed appropriate.

At June 30, 2007, the Company’s only exposure to interest rates was variable rate based debt. This exposure was minimized through the use of interest rate caps. The following table presents the effect of an increase in the applicable base interest rates of the Company’s variable rate debt at June 30, 2007:

(amounts in thousands)

		Notional
		Amount of
		Interest Rate
	Balance at	Caps at		LIBOR at	Additional
	June 30, 2007	June 30, 2007	LIBOR Cap	June 30, 2007	Interest Incurred

Variable rate debt:
With interest rate caps:
Gold Peak Construction Loan	$8,944	$15,500	5.00%	5.32%	$—	(A)(B)
Bank loan	24,750	$15,000	5.50%	5.32%	98	(A)

	33,694				98
Without interest rate caps:
East Lyme Construction Loan	9,936	$—	—%	5.32%	99	(C)(B)

	$43,630				$197

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at June 30, 2007 for the effect of a 1% increase in LIBOR.

(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

(C)	The East Lyme interest rate cap of LIBOR at 4.00% expired in July 2007.

Item 4T.	Controls and Procedures.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports filed with the SEC.

During February 2007, the Company changed its procedures related to the cash disbursements and general ledger close process for its East Lyme project by performing those procedures directly, whereas prior to this change, these procedures were performed by the partner in that venture. The Company was able to incorporate these procedures into its existing internal control policies and procedures for these functions. Additionally, since the completion of the Merger on May 30, 2007, the Company has not yet completed its evaluation of the detailed internal control policies and procedures and their impact on internal controls over financial reporting of the acquired business. Other than these changes, there have been no significant changes in the internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date management carried out its last evaluation.

Part II. Other Information

Item 1.	Legal Proceedings.

The Company and its subsidiaries are not presently a party to any material litigation.

Item 1A.	Risk Factors.

Please refer to the risk factors listed under “Item 1A to Part I. Risk Factors” in the Form 10-K filed on March 29, 2007 and, as amended, on April 30, 2007 and the registration statement on Form S-4 filed on December 28, 2006 and, as amended on March 9, 2007, April 11, 2007 and April 30, 2007. There has been no material change to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 30, 2007, the Company held its annual meeting of stockholders. A total of 6,388,208 common shares, representing approximately 96% of the 6,646,738 common shares outstanding and entitled to vote, as of the record date (April 17, 2006) were represented in person or by proxy vote and constituted a quorum.

At the meeting, the stockholders approved the issuance of shares of the Company common stock to Private Reis stockholders in the Merger as the expected amount of stock to be issued in the Merger exceeded 20% of the shares of common stock outstanding immediately before the effectiveness of the Merger. This proposal was approved by the affirmative vote of 4,444,834 common shares. Votes cast against the proposal were 1,030,467 common shares, 880 common shares abstained from voting, and 912,027 common shares were broker non-votes.

At the meeting, the stockholders approved an amendment to the Amended and Restricted Wellsford 1998 Management Incentive Plan to expand the category of eligible employers to participate in the plan from key employees to all employees. This proposal was approved by the affirmative vote of 4,373,664 common shares. Votes cast against the proposal were 1,100,832 common shares, 1,685 common shares abstained from voting and 912,027 common shares were broker non-votes.

At the meeting, Edward Lowenthal was elected as director to serve a term of three years expiring at the 2010 annual meeting of stockholders or until a respective successor is duly elected and qualifies. Mr. Lowenthal joins the following existing directors until their terms expire: Douglas Crocker II, Mark S. Germain and Jeffrey H. Lynford, whose terms expire in 2008, and Bonnie R. Cohen and Meyer “Sandy” Frucher, whose terms expire in 2009. The following table details the voting results for Mr. Lowenthal at the May 30, 2007 annual meeting.

	Affirmative Votes	Votes Withheld

Edward Lowenthal	5,483,218	904,990

At the meeting, the stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 by the affirmative vote of 6,367,701 common shares. Votes cast against the proposal were 18,368 common shares and 2,139 common shares abstained from voting.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit
No.	Description

2.1	Plan of Liquidation (incorporated by reference to the Definitive Proxy Statement on Form 14A filed on October 11, 2005).
2.2	Agreement and Plan of Merger, dated as of October 11, 2006, by and among Wellsford, Reis Services, LLC and Reis, Inc. (incorporated by reference to an exhibit to the Form 8-K filed on October 12, 2006).
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 30, 2007, by and among Wellsford Real Properties, Inc., Reis Services LLC and Reis, Inc. (incorporated by reference to an exhibit to the Form 8-K filed on April 3, 2007).
3.1	Articles of Amendment and Restatement of Reis, Inc.(f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to Amendment No. 1 to Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary (incorporated by reference to an exhibit to Form 8-K filed on December 21, 2006).
3.3	Articles of Amendment of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.), effective June 1, 2007 (incorporated by reference to an exhibit to the Form 8-K filed on June 4, 2007).
3.4	Amended and Restated Bylaws of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to Form 8-K filed on October 3, 2005).
3.5	Amendment to Amended and restated Bylaws of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to Form 8-K filed on March 24, 2006).
3.6	Second Amendment to Amended and Restated Bylaws of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to Form 8-K filed on April 9, 2007).
4.1	The rights of Reis’s equity security holders are defined in Article V of the Articles of Amendment and Restatement (see Exhibit 3.1 above).
10.1	Employment Agreement, dated April 23, 2007, between Reis Services, LLC, as employer, Wellsford Real Properties, Inc., with respect to certain provisions, and William Sander (incorporated by reference to an exhibit to Form 10-K/A filed on April 30, 2007).
10.2	Third Amended and Restated Employment Agreement, dated as of May 17, 2007, between Wellsford Real Properties, Inc., Reis Services LLC, and Mr. Jeffrey H. Lynford (incorporated by reference to an exhibit to Form 8-K filed on May 18, 2007).
10.3	Employment Agreement, dated as of May 17, 2007, between Wellsford Real Properties, Inc., Reis Services LLC, and Mr. Mark P. Cantaluppi (incorporated by reference to an exhibit to Form 8-K filed on May 18, 2007).
10.4	First Amendment to Employment Agreement, dated as of May 17, 2007, between Wellsford Real Properties, Inc., Reis Services LLC, and Mr. Lloyd Lynford (incorporated by reference to an exhibit to Form 8-K filed on May 18, 2007).
10.5	First Amendment to Employment Agreement, dated as of May 17, 2007, between Wellsford Real Properties, Inc., Reis Services LLC, and Mr. Jonathan Garfield (incorporated by reference to an exhibit to Form 8-K filed on May 18, 2007).
10.6	Lock-Up Agreement, dated as of May 30, 2007, by and among Wellsford Real Properties, Inc., Jonathan Garfield and Lloyd Lynford (incorporated by reference to an exhibit to Jonathan Garfield’s Schedule 13D filed on June 8, 2007).
10.7	Registration Rights Agreement, dated as of May 30, 2007, by and among Wellsford Real Properties, Inc., Jonathan Garfield and Lloyd Lynford (incorporated by reference to an exhibit to Jonathan Garfield’s Schedule 13D filed on June 8, 2007).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reis, Inc.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: August 10, 2007