Form 10-Q
period 2007-09-30
Reis, Inc.
filed 2007-11-14
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-12917

REIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

530 Fifth Avenue, New York, NY	10036

(Address of Principal Executive Offices)	(Zip Code)

(212) 921-1122
(Registrant’s Telephone Number, Including Area Code)

Wellsford Real Properties, Inc.
535 Madison Avenue
New York, NY 10022
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

The number of the Registrant’s shares of common stock outstanding was 10,984,517 as of November 12, 2007.

		Page
		Number

PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheet (going concern basis) (unaudited) at September 30, 2007	1
	Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	2
	Consolidated Statements of Operations (going concern basis) (unaudited) For the Three Months Ended September 30, 2007 and For the Period June 1, 2007 to September 30, 2007	3
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) For the Three Months Ended September 30, 2006, For the Period January 1, 2007 to May 31, 2007 and For the Nine Months Ended September 30, 2006	4
	Consolidated Statement of Changes in Stockholders’ Equity (going concern basis) (unaudited) For the Period May 31, 2007 to September 30, 2007	5
	Consolidated Statements of Cash Flows (unaudited) For the Period June 1, 2007 to September 30, 2007 (going concern basis), For the Period January 1, 2007 to May 31, 2007 (liquidation basis) and For the Nine Months Ended September 30, 2006 (liquidation basis)	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4T.	Controls and Procedures	50

PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 6.	Exhibits	51
Signatures		52
Exhibits		53
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

ii

Part I. Financial Information

Item 1.	Financial Statements.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED BALANCE SHEET
(GOING CONCERN BASIS)
(Unaudited)

September 30,
2007

ASSETS
Current assets:
Cash and cash equivalents	$23,446,424
Restricted cash and investments	3,825,830
Receivables, prepaid and other assets	6,475,316
Real estate assets under development	25,147,386

Total current assets	58,894,956
Furniture, fixtures and equipment, net	2,433,712
Other real estate assets	6,547,458
Intangible assets, net	18,139,057
Goodwill	61,892,682
Other assets	775,897

Total assets	$148,683,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$172,384
Current portion of Bank Loan	1,375,000
Construction payables	3,573,846
Construction loans payable	14,860,338
Accrued expenses and other liabilities	8,227,676
Reserve for option cancellations	781,955
Deferred revenues	11,177,343

Total current liabilities	40,168,542
Non-current portion of Bank Loan	23,125,000
Other long-term liabilities	793,344
Deferred tax liability, net	2,360,180

Total liabilities	66,447,066

Minority interest	612,473
Commitments and contingencies
Stockholders’ equity:
Common stock, $.02 par value per share, 101,000,000 shares authorized, 10,984,517 shares issued and outstanding	219,690
Additional paid in capital	98,419,558
Retained earnings (deficit)	(17,015,025)

Total stockholders’ equity	81,624,223

Total liabilities and stockholders’ equity	$148,683,762

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

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(Unaudited)

	For the Three	For the Period
	Months Ended	June 1, 2007 to
	September 30,	September 30,
	2007	2007

Revenue:
Subscription revenue	$6,342,771	$8,216,705
Revenue from sales of residential units	12,826,987	13,984,254

Total revenue	19,169,758	22,200,959

Cost of sales:
Cost of sales of subscription revenue	1,254,907	1,659,569
Cost of sales of residential units	11,208,359	12,158,236

Total cost of sales	12,463,266	13,817,805

Gross profit	6,706,492	8,383,154

Operating expenses:
Sales and marketing	1,313,937	1,761,870
Product development	412,845	517,721
Property operating expenses	366,733	436,010
General and administrative expenses (net of reduction attributable to stock based liability amounts of $609,950 and $1,791,430, respectively)	3,794,509	3,905,167

Total operating expenses	5,888,024	6,620,768

Other income (expenses):
(Loss) from joint ventures	(3,586)	(4,661)
Interest and other income	331,518	423,615
Interest expense	(421,057)	(617,331)
Minority interest	(76,777)	(76,777)

Total other income (expenses)	(169,902)	(275,154)

Income before income taxes	648,566	1,487,232

Income tax expense	332,000	336,000

Net income	$316,566	$1,151,232

Net income (loss) per common share:
Basic	$0.03	$0.10

Diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding:
Basic	10,984,517	10,982,779

Diluted	11,258,605	11,259,648

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(Unaudited)

	For the Three	For the Period	For the Nine
	Months Ended	January 1, 2007 to	Months Ended
	September 30, 2006	May 31, 2007	September 30, 2006

Net assets in liquidation — beginning of period	$55,844,106	$57,595,561	$56,569,414
Operating income	441,917	767,534	1,272,765
Changes in net real estate assets under development, net of minority interest and estimated income taxes	393,765	(1,804,889)	1,747,042
Provision for option cancellation reserve	—	—	(4,226,938)
Change in option cancellation reserve	(469,154)	(4,635,589)	848,351

Net change in net assets in liquidation	366,528	(5,672,944)	(358,780)

Net assets in liquidation — end of period	$56,210,634	51,922,617	$56,210,634

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:
Adjustment of real estate investments and other assets from net realizable value to lower of historical cost or market value		(17,764,502)
Reversal of previously accrued liquidation costs net of accrued liabilities		14,667,431

Stockholders’ equity — May 31, 2007 (going concern basis) (prior to Merger)		$48,825,546

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period May 31, 2007 to September 30, 2007
(Going Concern Basis)
(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 31, 2007 (prior to Merger)	6,695,246	$133,905	$66,857,898	$(18,166,257)	$48,825,546
Stock issuance for Merger consideration, net	4,077,201	81,544	28,697,109	—	28,778,653
Option exercises	212,070	4,241	2,258,546	—	2,262,787
Issuance of stock options and restricted stock units	—	—	606,005	—	606,005
Net income for the period June 1, 2007 to September 30, 2007	—	—	—	1,151,232	1,151,232

Balance at September 30, 2007	10,984,517	$219,690	$98,419,558	$(17,015,025)	$81,624,223

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Nine
	For the Period	For the Period	Months Ended
	June 1, 2007 to	January 1, 2007	September 30,
	September 30, 2007	to May 31, 2007	2006
	Going Concern Basis	Liquidation Basis

CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from:
Interest and other income and expense, net		$767,534	$1,272,765
Operating activities of real estate assets under development, net		(2,086,720)	1,747,042

		(1,319,186)	3,019,807
Net income (period subsequent to liquidation accounting)	$1,151,232	—	—
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	247,356	—	512
Amortization of intangible assets	1,062,211	—	—
Change in fair value of interest rate cap	55,954	—	—
Stock based compensation charges	606,005	—	—
Undistributed minority interest (benefit)	76,777	363,427	(66,895)
Changes in assets and liabilities:
Restricted cash and investments	31,484	(692,030)	1,265,062
Real estate assets under development	2,888,113	3,833,599	(6,326,379)
Receivables, prepaid and other assets	(2,008,955)	1,082,090	824
Accrued expenses and other liabilities	1,728,492	(553,153)	(2,707,944)
Reserve for estimated costs during the liquidation period	—	(3,634,454)	(3,219,597)
Reserve for option liability	(1,791,430)	—	—
Deferred revenue	665,178	—	—
Construction payables	(460,931)	1,047,275	247,145

Net cash provided by (used in) operating activities	4,251,486	127,568	(7,787,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash portion of Reis merger consideration, net of cash acquired	(6,526,981)	—	—
Investment in other real estate assets	(1,117,148)	—	—
Web site and database development costs	(596,118)	—	—
Furniture, fixtures, and equipment additions	(64,305)	—	—
Proceeds from sale of real estate	—	—	1,296,883
Purchase of minority partner’s interest in subsidiary	(1,200,000)	—	—
Merger costs	(1,775,563)	(728,167)	(330,112)
Return of capital from investments in joint ventures	—	120,000	—

Net cash (used in) provided by investing activities	(11,280,115)	(608,167)	966,771

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

			For the Nine
	For the Period	For the Period	Months Ended
	June 1, 2007 to	January 1, 2007	September 30,
	September 30, 2007	to May 31, 2007	2006
	Going Concern Basis	Liquidation Basis

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from mortgage notes and construction loans payable	7,446,764	6,441,798	21,671,058
Repayments of mortgage notes and construction loans payable	(10,430,902)	(8,726,783)	(17,337,148)
Repayment of Bank Loan	(500,000)	—	—
Repayments on capitalized equipment leases and other debt	(65,564)	—	—
Purchase of interest rate cap	(109,000)	—	—
Minority interest investment	—	—	175,176
Distributions to minority interest	—	—	(47,250)
Exercise of stock options	—	281,831	—
Payments for option cancellations	(2,432,825)	—	(667,587)

Net cash (used in) provided by financing activities	(6,091,527)	(2,003,154)	3,794,249

Net decrease in cash and cash equivalents	(13,120,156)	(2,483,753)	(3,026,445)
Cash and cash equivalents, beginning of period	36,566,580	39,050,333	41,027,086

Cash and cash equivalents, end of period	$23,446,424	$36,566,580	$38,000,641

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, excluding interest funded by construction loans	$962,654	$118,715	$—

Cash paid during the period for income taxes, net of refunds	$187,081	$185,075	$100,120

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan			$5,181,985

Provision for option cancellation reserve			$4,226,938

Increase (reduction) in option cancellation reserve		$4,635,589	$(848,351)

Net transfer of deferred compensation assets and related liability			$14,720,730

Accrual for unpaid merger costs		$1,075,563	$1,135,000

Issuance of common stock for merger consideration, net (see Note 1 for assets acquired and liabilities assumed in the merger)	$28,778,653

Exercise of stock options through receipt of tendered shares	$2,262,787

Sale of other assets:
Restricted cash			$1,642,398

Other assets			$(694,700)

Accrued expenses and other liabilities			$(947,698)

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization, Business, Merger and Terminated Plan of Liquidation

Organization and Business

Reis, Inc. and subsidiaries, collectively, the “Company” or “Reis” (formerly Wellsford Real Properties, Inc. (“Wellsford”)) is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the merger of the privately held company, Reis, Inc. (“Private Reis”) with and into Reis Services, LLC (“Reis Services”), a wholly-owned subsidiary of Wellsford (the “Merger”).

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

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Reis continues to develop and introduce new products, expand and add new data, and find new ways to deliver existing information to meet and anticipate client demand.

Wellsford’s Historic Business

The Company was originally formed as a Maryland corporation on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the “Residential Trust”). On May 30, 1997, Residential Trust merged (the “EQR Merger”) with Equity Residential (“EQR”) at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and distributed to its common stockholders all of its outstanding shares of the Company. Prior to the Merger, the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these existing residential projects.

See Note 3 for additional information regarding the Company’s operating activities by segment.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company’s board of directors (the “Board”). The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of Liquidation (the “Plan”) (see below) of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis of accounting. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statements of operations include the operations of Reis Services effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, with $25,000,000 of the cash consideration being funded by a $27,000,000 bank loan (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon just prior to the Merger, and approximately $9,573,000 provided by the Company. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

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

As the Company is the acquirer for accounting purposes, the acquisition of the remaining interests in Private Reis not owned by the Company prior to the Merger has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

The following summarizes management’s preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of the acquisition (May 31, 2007) after the settlement of the officer loans. The Company expects to finalize the purchase price allocation with the filing of the December 31, 2007 financial statements on Form 10-K, which is within the permitted time period for completing such an assessment under the existing accounting rules.

Current assets:
Cash and cash equivalents	$3,046,471
Accounts receivable and other current assets	3,773,109

Total current assets	6,819,580
Non-current assets:
Furniture, fixtures and equipment	2,211,683
Leasehold value	3,400,000
Database	7,900,006
Web site	1,705,144
Customer relationships	5,600,000
Goodwill	61,892,682
Other assets	719,215

Total assets	90,248,310

Current liabilities:
Accounts payable and accrued expenses	1,608,863
Current portion of long term debt	1,304,061
Deferred revenues	10,512,165

Total current liabilities	13,425,089
Long term debt:
Bank Loan payable	23,875,000
Other long term debt obligations	506,644
Deferred income taxes, net	2,067,000

Total liabilities	39,873,733

Net acquisition cost	$50,374,577

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

The following unaudited pro forma combined statements of operations are presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006. The pro forma combined statements of operations are unaudited and are not necessarily indicative of what the actual financial results would have been had the Merger been consummated, the proceeds from the Bank Loan had been received and the Plan had been terminated as of January 1, 2006, nor does it purport to represent the future results of operations.

	Unaudited Pro Forma
	For the Nine Months Ended September 30,
	2007	2006

Revenue:
Subscription revenue	$17,269,217	$14,189,810
Revenue from sales of residential units	26,455,216	21,670,178

Total revenue	43,724,433	35,859,988

Cost of sales:
Cost of sales of subscription revenue	3,902,696	3,646,882
Cost of sales of residential units	23,053,126	18,388,381
Impairment loss on real estate assets under development	2,740,384	—

Total cost of sales	29,696,206	22,035,263

Gross profit	14,028,227	13,824,725

Operating costs and expenses:
Sales and marketing	4,062,420	3,072,469
Product development	1,263,132	1,249,736
Property operating expenses	771,990	516,458
General and administrative	16,119,334	13,963,633

Total operating expenses	22,216,876	18,802,296

Total other income (expenses)	(1,349,993)	(955,424)

(Loss) before income taxes and discontinued operations	(9,538,642)	(5,932,995)
Income tax expense	105,711	28,750

(Loss) from continuing operations	(9,644,353)	(5,961,745)
Income from discontinued operations, net of taxes	—	803,014

Net (loss)	$(9,644,353)	$(5,158,731)

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(0.89)	$(0.57)
Income from discontinued operations	—	0.08

Net (loss)	$(0.89)	$(0.49)

Weighted average number of common shares outstanding:
Basic	10,844,942	10,548,380

Diluted	10,844,942	10,548,380

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

1.	Organization, Business, Merger and Terminated Plan of Liquidation (Continued)

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire more Private Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. Upon consummation of the Merger, the Plan was terminated. Consequently, it was necessary to recharacterize $1.15 of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized at that time as a return of capital for Company stockholders to taxable dividend income.

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

The Company’s net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting), and December 31, 2006 were:

	May 31,	December 31,
	2007	2006

Net assets in liquidation	$51,922,617	$57,595,561
Per share	$7.76	$8.67
Common stock outstanding at each respective date	6,695,246	6,646,738

The reported amounts for net assets in liquidation presented development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. The primary reasons for the decline in net assets in liquidation of approximately $5,673,000 from December 31, 2006 to May 31, 2007 are the increase in the reserve for stock options due to the increase in the price of the Company’s stock from $7.52 to $11.00 per share, representing approximately $4,636,000 of the decrease, and the decline in the value of real estate assets under development.

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

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represented estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan were expected to differ from the amounts shown herein because of the inherent uncertainty and would be greater than or less than the amounts recorded. In particular, the estimates of the Company’s costs vary with the length of time it operated under the Plan. In addition, the estimate of net assets in liquidation per share, except for projects under development, did not incorporate a present value discount.

Valuation Assumptions

Under the liquidation basis of accounting, (i) the carrying amounts of assets as of the close of business on November 17, 2005 (the date of the approval of the Plan by the Company’s stockholders) were adjusted to their estimated net realizable values and (ii) the carrying amounts of liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Value estimates were updated by the Company as of May 31, 2007 and December 31, 2006, as well as for each reporting period since the Plan was adopted. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities included in Net Assets in Liquidation at May 31, 2007 (prior to the Merger) and December 31, 2006.

Net Assets in Liquidation

Real estate assets under development were primarily reflected at net realizable value, which was based upon the Company’s budgets for constructing and selling the respective project in the orderly course of business. Sales prices were based upon contracts signed to date and budgeted sales prices for the unsold units, homes or lots. Sales prices were determined in consultation with the respective third party companies who were the sales agent for the project, where applicable. Costs and expenses were based upon the Company’s budgets. In certain cases, construction costs were subject to binding contracts. The Company assumed that existing construction financing would remain in place during the respective projects’ planned construction and sell out. Anticipated future cost increases for construction were assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios. The Company would be required to make additional equity contributions. For one project, the Company assumed that construction loans would be obtained at then currently existing LIBOR spreads and customary industry debt to equity capitalization levels. With respect to another project, it was expected that existing loan extensions would be granted by the bank even though minimum home sales requirements would not be met. The expected net sales proceeds were discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

the Company’s equity investment. The effect of changes in values of real estate assets under development was a net decrease of approximately $2,661,000 from December 31, 2006 to May 31, 2007. The net decreases resulted primarily from changes in the projected timing of sales, actual sale proceeds from condominium units and homes and changes in the values of real estate under development, partially offset by the shortening of the discount period due to the passage of time.

The Company reported operating income on the Consolidated Statements of Changes in Net Assets in Liquidation which is comprised primarily of interest and other income earned on invested cash during the reporting periods through May 31, 2007.

The estimated net realizable value of the Company’s interest in Private Reis for valuation purposes at May 31, 2007 and December 31, 2006 was derived from an approximate $90,000,000 equity value of Private Reis, based upon the Merger terms and offers Private Reis received from potential purchasers during prior reporting periods.

Cash, deposits and escrow accounts were presented at face value. The Company’s remaining assets were stated at estimated net realizable value which was the expected selling price or contractual payment to be received, less applicable direct costs or expenses, if any. The assets that were valued on this basis included receivables, certain joint venture investments and other investments.

Mortgage notes and construction loans payable, construction payables, accrued expenses and other liabilities and minority interests were stated at settlement amounts.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company was required to estimate and accrue the costs associated with implementing and completing the Plan. These amounts could vary significantly due to, among other things, the timing and realized proceeds from sales of the projects under development and sale of other assets, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company accrued the projected costs, including corporate overhead and specific liquidation costs of severance and retention bonuses, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. Also, the Company did not record any liability for any cash operating shortfall that could result at the projects under development during the anticipated holding period because management expected that projected operating shortfalls could be funded from the overall operating profits derived from the sale of homes, condominium units and lots and interest earned on invested cash. These projections could have changed materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected as well as other market factors. These accruals were adjusted from time to time as projections and assumptions changed.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Five Months Ended May 31, 2007
	Balance at		Balance at
	December 31,	Adjustments and	May 31,
	2006	Payments	2007(A)

Payroll, benefits, severance and retention costs	$8,982,000	$(2,260,000)	$6,722,000
Professional fees	3,560,000	(689,000)	2,871,000
Other general and administrative costs	5,760,000	(686,000)	5,074,000

Total	$18,302,000	$(3,635,000)	$14,667,000

(A)	Excludes approximately $1,770,000 remaining as a liability upon return to the going concern basis of accounting. This amount is included in the adjustments and payments for the five months ended May 31, 2007 above.

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

The adjustments to net assets in liquidation as of May 31, 2007 is summarized as follows:

Balance of net assets in liquidation as of May 31, 2007	$51,922,617
Adjustment of the Company’s investment in Private Reis from $20,000,000 on a liquidation basis to historical cost of $6,790,978 on a going concern basis	(13,209,022)
Adjustment of real estate investments and other assets from net realizable value to lower of historical cost or market value (primarily for the Gold Peak project)	(4,555,480)
Reversal of previously accrued liquidation costs net of accrued liabilities	14,667,431

Balance of total stockholders’ equity, going concern basis, as of May 31, 2007, prior to Merger	$48,825,546

Total stockholders’ equity prior to the Merger is comprised of the following components:

Common stock, $.02 par value per share, 101,000,000 shares authorized, 6,695,246 shares issued and outstanding	$133,905
Additional paid in capital	66,857,898
Retained earnings (deficit)	(18,166,257)

Total stockholders’ equity	$48,825,546

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

options and (3) the changes in the market price of the Company’s common stock during those periods. The remaining reserve for option cancellations was approximately $782,000, $1,459,000, $7,269,000 and $2,633,000 at September 30, 2007, June 30, 2007, May 31, 2007 and December 31, 2006, respectively.

At September 30, 2007, of the 1,046,880 outstanding options, 382,949 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. The liability for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

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

Variable Interests

During 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN 46R. An entity is a VIE when (1) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (2) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The Company has investments in two VIEs which were consolidated at September 30, 2007 and had investments in three VIEs of which two were consolidated at December 31, 2006.

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheet, statements of operations, net assets in liquidation, changes in net assets in liquidation, statement of changes in stockholders’ equity and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 30, 2007. The net income for the three and four months ended September 30, 2007, changes in cash flows for the four and nine months ended September 30, 2007 and 2006 and five months ended May 31, 2007 are not necessarily indicative of a full year results.

Summary of Significant Accounting Policies of the Acquired Business

The following are the significant accounting policies with respect to the Reis Services segment:

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services and is recognized as revenue ratably over the related contractual period, which is typically one year, but can be as long as 36 months. Revenues from ad-hoc and custom reports are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.

Deferred revenues represent the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of Sales of Subscription Revenue

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (SOP 98-1). The Company expenses all internet web site costs incurred during the preliminary project stage. All direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. The value ascribed to the web site development intangible asset at the time of the Merger is amortized on a straight-line basis over three years and is charged to product development expense.

Database

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. The Company capitalized approximately $256,000 and $307,000 during the three and four months ended September 30, 2007 related to the database.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The fair value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over five years.

Customer Relationships

The value ascribed to customer relationships acquired at the time of the Merger is amortized over a ten-year period and is charged to sales and marketing expense.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger is amortized over the remaining term of the acquired office lease which was approximately nine years. Amortization is charged to general and administrative expenses.

Goodwill

Goodwill is tested for impairment at least annually or after a triggering event has occurred requiring such a calculation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from the acquisitions be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and that such intangible assets be reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

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

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company is evaluating SFAS No. 157 and has not determined the impact the adoption will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is evaluating SFAS No. 159 and has not determined the impact the adoption will have on the consolidated financial statements.

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

(amounts in thousands)
Condensed Balance Sheet Data		Residential Development Activities
September 30, 2007		Palomino		Other
(Going Concern Basis)	Reis Services	Park	East Lyme	Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,445	$104	$420	$5	$19,472	$23,446
Restricted cash and investments	231	119	2,457	1,019	—	3,826
Receivables, prepaid and other assets	5,570	212	—	103	591	6,476
Real estate assets under development	—	16,412	8,447	288	—	25,147

Total current assets	9,246	16,847	11,324	1,415	20,063	58,895
Furniture, fixtures and equipment, net	2,101	84	121	14	114	2,434
Other real estate assets	—	—	3,418	3,129	—	6,547
Intangible assets, net	18,139	—	—	—	—	18,139
Goodwill	61,893	—	—	—	—	61,893
Other assets	564	—	—	1	211	776

Total assets	$91,943	$16,931	$14,863	$4,559	$20,388	$148,684

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans and other debt	$172	$—	$—	$—	$—	$172
Current portion of Bank Loan	1,375	—	—	—	—	1,375
Construction payables	—	2,655	666	253	—	3,574
Construction loans payable	—	7,791	7,070	—	—	14,861
Accrued expenses and other liabilities	1,627	1,262	1,637	287	3,415	8,228
Reserve for option cancellations	—	—	—	—	782	782
Deferred revenues	11,177	—	—	—	—	11,177

Total current liabilities	14,351	11,708	9,373	540	4,197	40,169
Non-current portion of Bank Loan	23,125	—	—	—	—	23,125
Other long-term liabilities	793	—	—	—	—	793
Deferred tax liability, net	2,622	—	—	—	(262)	2,360

Total liabilities	40,891	11,708	9,373	540	3,935	66,447
Minority interests	—	—	—	613	—	613
Total stockholders’ equity	51,052	5,223	5,490	3,406	16,453	81,624

Total liabilities and stockholders’ equity	$91,943	$16,931	$14,863	$4,559	$20,388	$148,684

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

(amounts in thousands)
Condensed Operating Data for the		Residential Development Activities
Three Months Ended September 30, 2007		Palomino		Other
(Going Concern Basis)	Reis Services	Park	East Lyme	Developments	Other*	Consolidated

Revenue:
Subscription revenue	$6,343	$—	$—	$—	$—	$6,343
Revenue from sales of residential units	—	7,412	5,415	—	—	12,827

Total revenue	6,343	7,412	5,415	—	—	19,170

Cost of sales:
Cost of sales of subscription revenue	1,256	—	—	—	—	1,256
Cost of sales of residential units	—	6,254	4,954	—	—	11,208

Total cost of sales	1,256	6,254	4,954	—	—	12,464

Gross profit	5,087	1,158	461	—	—	6,706

Operating expenses:
Sales and marketing	1,314	—	—	—	—	1,314
Product development	413	—	—	—	—	413
Property operating expenses	—	304	3	60	—	367
General and administrative	1,735	11	27	2	2,019	3,794

Total operating expenses	3,462	315	30	62	2,019	5,888

Other income (expenses):
(Loss) from joint ventures	—	—	—	(4)	—	(4)
Interest and other income	29	26	2	—	275	332
Interest (expense)	(638)	—	(33)	—	250	(421)
Minority interest	—	(77)	—	—	—	(77)

Income (loss) before income taxes	$1,016	$792	$400	$(66)	$(1,494)	$648

*	Includes interest and other income, depreciation and amortization expense and general administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

(amounts in thousands)
Condensed Operating Data for the		Residential Development Activities
Period June 1, 2007 to September 30, 2007			East	Other
(Going Concern Basis)	Reis Services	Palomino Park	Lyme	Developments	Other*	Consolidated

Revenue:
Subscription revenue	$8,217	$—	$—	$—	$—	$8,217
Revenue from sales of residential units	—	8,569	5,415	—	—	13,984

Total revenue	8,217	8,569	5,415	—	—	22,201

Cost of sales:
Cost of sales of subscription revenue	1,660	—	—	—	—	1,660
Cost of sales of residential units	—	7,204	4,954	—	—	12,158

Total cost of sales	1,660	7,204	4,954	—	—	13,818

Gross profit	6,557	1,365	461	—	—	8,383

Operating expenses:
Sales and marketing	1,762	—	—	—	—	1,762
Product development	518	—	—	—	—	518
Property operating expenses	—	365	9	62	—	436
General and administrative	2,256	15	36	3	1,595	3,905

Total operating expenses	4,536	380	45	65	1,595	6,621

Other income (expenses):
(Loss) from joint ventures	—	—	—	(5)	—	(5)
Interest and other income	36	30	2	—	356	424
Interest (expense)	(824)	—	(43)	—	250	(617)
Minority interest	—	(77)	—	—	—	(77)

Income (loss) before income taxes	$1,233	$938	$375	$(70)	$(989)	$1,487

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services Segment

See Note 1 for a description of Reis’s business and products at September 30, 2007 and for a description of the Merger.

Through the date of the Merger, the Company had a preferred equity investment in Private Reis through Wellsford Capital. At May 31, 2007 and December 31, 2006, the carrying amount of the Company’s aggregate investment in Private Reis was $20,000,000 prior to the Merger on a liquidation basis, as described below. The Company’s investment represented approximately 23% of Private Reis’s equity on an as converted to common stock basis. The Company’s cash investment on a historical cost basis was approximately $6,791,000 which was the amount recorded as Wellsford Capital’s investment at the Merger date.

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

After considering a range of values, including the current market price for the Company’s stock on the stock portion of the consideration and the per share price as established for the Merger agreement, the Company determined that it was appropriate to continue to value its investment in Private Reis at $20,000,000 on a liquidation basis at May 31, 2007 (prior to the Merger) and December 31, 2006.

Residential Development Activities Segment

At September 30, 2007, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 167 Gold Peak units were sold as of September 30, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 101 single family homes on 139 acres. An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by the Company (“East Lyme Land” and collectively with the 139 acres, “East Lyme”). Sales commenced in June 2006 and 17 homes were sold as of September 30, 2007.

•	The Stewardship, a single family home development in Claverack, New York (“Claverack”), which is subdivided into 48 developable single family home lots on 235 acres.

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

Gold Peak unit sales commenced in January 2006. At September 30, 2007, there were 29 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the		For the		For the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of units sold	24	34	59	75	108	167
Gross sales proceeds	$7,412,000	$9,266,000	$17,988,000	$21,021,000	$31,742,000	$49,730,000
Principal paydown on Gold Peak Construction Loan	$4,920,000	$6,890,000	$11,732,000	$16,753,000	$24,528,000	$36,260,000

On September 30, 2007, the Company purchased EQR’s remaining 7.075% interest in the corporation that owns the remaining Palomino Park assets for $1,200,000.

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. At that time, the buyer held back approximately $396,000, of which approximately $208,000, including $16,000 of accrued interest, was received by the Company in September 2007 with the remaining receivable of approximately $204,000 expected to be released in September 2008. The Company believes the remaining balance will be collected and has recorded such amount at full value at September 30, 2007.

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

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At September 30, 2007, four East Lyme homes were under contract for which deposits of 10% of the contract sales price are provided by the buyer. The following table provides information regarding East Lyme sales:

	For the		For the		For the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of homes sold	8	—	12	1	5	17
Gross sales proceeds	$5,415,000	$—	$8,267,000	$649,000	$3,590,000	$11,857,000
Principal paydown on East Lyme Construction Loan	$4,869,000	$—	$7,426,000	$584,000	$3,246,000	$10,672,000

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

purposes at May 31, 2007 and December 31, 2006. This estimate continues to be recognized as a liability in the going concern balance sheet at September 30, 2007.

Claverack

Through September 30, 2007, the Company had a 75% ownership interest in a joint venture that owned two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel was subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is subdivided into 48 developable single family home lots.

During July 2006, the initial home on one lot of the seven lot parcel was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the related outstanding debt of approximately $690,000 was repaid to the bank. At December 31, 2006, there were no additional houses under construction on either parcel. In February 2007, Claverack sold one lot to the venture partner, leaving four lots of the original seven lots available for sale. In October 2007, the Company redeemed the joint venture partner’s interest in the joint venture in exchange for the remaining four lots, representing the remaining approximate 45 acres of the original 65 acres. This resulted in the Company being the sole owner of The Stewardship.

Other Investments

The Company has the following other investments included in other developments:

•	Approximately $103,000 and $423,000 at September 30, 2007 (going concern basis) and December 31, 2006 (liquidation basis), respectively, in Clairborne Fordham, a company which currently owns and is selling the remaining unsold residential unit of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois. One unit was sold in March 2007 and the Company received $120,000 of proceeds, net of cash requirements for the venture.

•	Approximately $288,000 and $291,000 at September 30, 2007 (going concern basis) and December 31, 2006 (liquidation basis), respectively, in Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

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

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to Jeffrey Lynford and Mr. Lowenthal, or a company in which they have ownership interests, at the greater of the Company’s aggregate costs or the appraised values. In January 2006, a company which was owned by Jeffrey Lynford and Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project, and others acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets. In connection with this transaction, the Company’s subsidiary holding the approximate

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.	Segment Information (Continued)

$14,721,000 balance of deferred compensation assets and related liabilities, which were payable to Jeffrey Lynford and Mr. Lowenthal, was acquired by a company which is owned by these individuals and others.

4.	Restricted Cash and Investments

Restricted cash related to deposits for development projects and cash restricted for use by joint ventures was approximately $3,826,000 and $2,937,000 at September 30, 2007 and December 31, 2006, respectively.

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, based upon the preliminary allocation of the purchase price of Private Reis and additional capitalized costs since the Merger, including the respective amounts of accumulated amortization, are as follows:

September 30, 2007

Database	$8,207,000
Accumulated amortization	(589,000)

Database, net	7,618,000

Customer relationships	5,600,000
Accumulated amortization	(187,000)

Customer relationships, net	5,413,000

Web site	1,994,000
Accumulated amortization	(163,000)

Web site, net	1,831,000

Acquired below market lease	3,400,000
Accumulated amortization	(123,000)

Acquired below market lease, net	3,277,000

Intangibles, net	$18,139,000

Amortization expense for intangibles and other assets was approximately $815,000 and $1,062,000 for the three and four months ended September 30, 2007, respectively. Annual amortization expense related to the values ascribed to these assets in the preliminary allocation of the purchase price of Private Reis is anticipated to aggregate to approximately $3,000,000 in the next annual period.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.	Debt

At September 30, 2007 and December 31, 2006, the Company’s debt consisted of the following:

			Balance at
	Initial	Stated	September 30,	December 31,
Debt/Project	Maturity Date	Interest Rate	2007	2006

Debt:
East Lyme Construction Loan	December 2007(A)	LIBOR + 2.15%(B)	$7,070,000	$10,579,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%(B)	7,791,000	9,550,000
Bank Loan	September 2012	LIBOR + 3.00%(C)	24,500,000	—
Other long term debt	Various	Fixed/Various	620,000	—

Total debt			39,981,000	20,129,000
Less current portion			16,408,000	—

Long term portion			$23,573,000	$20,129,000

Carrying amount of real estate assets collateralizing construction loans payable			$24,859,000	$36,000,000

Total assets of Reis Services			$91,943,000

(A)	The East Lyme Construction Loan provides for two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. The Company is negotiating extension terms with the lender (see below).

(B)	Principal payments will be made from sales proceeds upon the sale of individual homes.

(C)	Depending upon the leverage ratio, as defined by the Bank Loan agreement, the spread to LIBOR could decrease from 3.00% to 1.50% as described below.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan matures in November 2009 and has additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $7,791,000 and $9,550,000 at September 30, 2007 and December 31, 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and the related commitment was terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 to be drawn upon as costs are expended. The East Lyme Construction Loan (the “East Lyme Construction Loan”) bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. The Company will not meet the minimum home sale requirement condition and, accordingly, is negotiating extension terms with the lender. There can be no assurance that an extension will be granted on favorable terms, or at all. The balance of the East Lyme Construction Loan was approximately $7,070,000 and $10,579,000 at September 30, 2007 and December 31, 2006, respectively. The Company had a 4% LIBOR cap which expired in July 2007 for a portion of the East Lyme Construction Loan.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.	Debt (Continued)

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $508,000, $323,000, $1,016,000 and $1,033,000 was capitalized during the three and nine months ended September 30, 2007 and 2006, respectively.

In connection with the Merger agreement, Private Reis entered into an agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year.

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

At September 30, 2007, the interest rate was LIBOR plus 3.00% if the loans are designated as LIBOR Rate loans or Base Rate plus 2.00% if the loans are designated as Base Rate loans. These spreads are based on a leverage ratio, as defined in the credit agreement, greater than or equal to 4.50 to 1.00. Reis Services also pays a fee on the unused portion of the loans of 0.50% per annum. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan, which does not have to exceed $12,500,000. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $53,000 at September 30, 2007. The change in the fair value of approximately $56,000 was charged to interest expense during the three months ended September 30, 2007.

In connection with obtaining the Bank Loan, Reis Services has paid fees aggregating approximately $501,000 which will be amortized over the term of the loan. Such costs are included as other assets in the accompanying financial statements. In addition, Reis Services is required to pay an annual administration fee of $25,000.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

7.	Income Taxes

During the three and four months ended September 30, 2007, the Company incurred $332,000 and $336,000, respectively, of aggregate state and Federal income taxes which amounts are net of a $273,000 reduction in the deferred tax valuation allowance.

Private Reis had net operating loss (“NOL”) carryforwards aggregating approximately $11,600,000 at May 30, 2007. These losses may be utilized against consolidated taxable income to the extent that the separate taxable income of Reis Services is included in the Company’s income tax returns in the future.

At December 31, 2006, the Company separately had NOLs aggregating approximately $59,700,000. The NOLs include an aggregate of approximately $22,100,000 expiring in 2007 and 2008 and $11,500,000 expiring in 2010. There is an annual limitation on the use of such NOLs, which the Company has estimated to be $2,700,000. A new annual limitation was established at the time of the Merger. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $36,000,000 of its remaining NOLs at December 31, 2006. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to any ownership change of the Company including the Merger. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs; however, there would be no such limitation on the Private Reis NOLs.

8.	Stockholders’ Equity

The Company did not declare or distribute any dividends during the three and nine months ended September 30, 2007 and 2006.

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

As permitted by the Plan and in accordance with the provisions of the Company’s option plans, applicable accounting rules, the American Stock Exchange (“AMEX”) rules and Federal income tax laws, the Company’s outstanding stock options were adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company’s common stock as a result of the $14.00 per share initial liquidating distribution made to the Company’s stockholders on December 14, 2005. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. These adjustments did not result in a new grant and did not have any financial statement impact. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to

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

In February 2006, the Company was advised by the AMEX that the planned adjustment was in compliance with applicable AMEX rules related to option adjustments. On March 21, 2006, the Company and the option holders executed amended option agreements to reflect these adjustments and changes.

As a result of the approval process, the Company determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve is adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.

During the year ended December 31, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method, all of which was paid in the nine months ended September 30, 2006. No cash payments were made during the five months ended May 31, 2007. A liability of approximately $7,269,000 was recorded at May 31, 2007 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in the money” options at that date.

During the three months ended September 30, 2007, an aggregate of 20,574 options were settled with a net cash payment of approximately $67,000. During the nine months ended September 30, 2007, an aggregate of 91,470 options were settled with a net cash payment of approximately $361,000. In a series of transactions in June 2007, Jeffrey Lynford tendered certain shares of common stock he owned as payment of the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable income taxes). As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise. Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which have an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant. These reload options, which expire on December 31, 2007, do not have a net cash settlement feature and are treated as an equity reward.

At September 30, 2007, the option liability was approximately $782,000 based upon the difference in the closing stock price of the Company at September 30, 2007 of $7.42 per share and the individual exercise prices of the outstanding 382,949 “in the money” options that are accounted for as a liability award at that date. The Company recorded a compensation benefit in General and Administrative expenses in the statement of operations of approximately $610,000 and $1,791,000 for the three and four months ended September 30, 2007, respectively, as a result of the stock price declines during the periods. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

9.	Stock Plans and Other Incentives (Continued)

A summary of the changes in outstanding stock options during the period January 1, 2007 to May 31, 2007 and through September 30, 2007 follows:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at December 31, 2006	1,414,876	$5.68
Options exercised during the five months ended May 31, 2007	(48,508)	(5.81)

Balance outstanding prior to the Merger	1,366,368	5.68
Options granted as a result of the Merger to certain key employees	340,000	10.40
Options granted to employees	100,000	7.50
Options cancelled through cash settlement	(91,470)	(5.39)
Options exercised by the Company’s Chairman	(891,949)	(5.81)
Forfeitures	(20,000)	(7.50)
Reload options issued to the Company’s Chairman	243,931	10.67

Options outstanding at September 30, 2007	1,046,880	8.43

Options exercisable at September 30, 2007	626,880

Options exercisable which can be settled in cash at September 30, 2007	382,949

In connection with the Merger, 340,000 options were granted to six key employees on May 30, 2007 with an exercise price of $10.40 per option. These options vest ratably over five years. An additional 100,000 options were granted to employees in August 2007 with an exercise price of $7.50 per option. These options vest ratably over five years. These awards will be treated as equity awards based on their respective terms and the fair value of each award will be charged to compensation expense on a straight-line basis at the corporate level over the vesting period.

Also in connection with the Merger, Lloyd Lynford and Mr. Garfield were granted 100,000 and 46,000 restricted stock units (“RSUs”), respectively, which upon meeting certain performance thresholds vest over a three year period. The grant date fair value is $10.40 per RSU and is expensed on a graded schedule over the vesting period. At the time of the award and at September 30, 2007, the Company believed that it would meet the required performance threshold to fully vest the RSUs over the three year period.

At the Merger date, 123 employees were granted an aggregate of 73,800 RSUs which vest after three years of service and have a grant date value of $10.40 per RSU. This award has been treated as an equity award and the grant date fair value will be charged to compensation expense at the corporate level over the vesting periods. As a result of an amendment to the Incentive Plans which was approved by the stockholders on May 30, 2007, awards can be made to all employees of the Company, not just key employees.

As a result of the issuance of the stock options and RSU grants, the Company recorded non-cash compensation expense of approximately $478,000 and $606,000 for the three and four months ended September 30, 2007, respectively.

10.	Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based upon the increased number of

REIS, INC. AND SUBSIDIARIES
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

10.	Earnings Per Common Share (Continued)

common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:

	For the Three	For the Period
	Months Ended	June 1, 2007 to
	September 30,	September 30,
	2007	2007

Numerator:
Net income for basic calculation	$316,566	$1,151,232
Adjustments to net income for income statement impact of dilutive securities	(609,950)	(1,791,430)

Net (loss) for dilution calculation	$(293,384)	$(640,198)

Denominator:
Denominator for net income (loss) per common share, basic — weighted average common shares	10,984,517	10,982,779
Effect of dilutive securities:
RSUs	—	—
Stock options	274,088	276,869

Denominator for net income (loss) per common share, diluted — weighted average common shares	11,258,605	11,259,648

Net income (loss) per common share:
Basic	$0.03	$0.10

Diluted	$(0.03)	$(0.06)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Organization and Business

Reis, Inc. and subsidiaries, collectively, the “Company” or “Reis” (formerly Wellsford Real Properties, Inc. (“Wellsford”)) is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the merger of the privately held company, Reis, Inc. (“Private Reis”) with and into Reis Services, LLC (“Reis Services”), a wholly-owned subsidiary of Wellsford (the “Merger”).

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

The varied participants in U.S. commercial real estate demand timely and accurate information to support their decision-making. Participants in the asset market, such as property owners, developers and builders, banks and non-bank lenders, and equity investors, require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction. Additionally, brokers, operators and lessors require access to detailed information concerning current and historical rents, vacancies, concessions, operating expenses, and other market and property-specific performance measures.

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

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. The depth and breadth of Reis’s data and expertise will be critical in allowing Reis to grow its business. As of September 30, 2007, Reis had over 675 companies under signed contracts. Generally, each company has multiple users entitled to access Reis SE. These numbers do not include users who pay for our reports by credit card on a “one-off” basis.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized each month.

Reis continues to develop and introduce new products, expand and add new data, and find new ways to deliver existing information to meet and anticipate client demand. In 2007, Reis began publishing information on an additional 87 apartment markets (bringing the total number of apartment markets covered to 169), released an email alert mechanism, and started publishing new construction updates on a weekly basis.

Proprietary Databases

Over the last 25 years, Reis has developed expertise in collecting, screening and organizing volumes of data into its proprietary databases. Each quarter, a rotating sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with the previous record for the property and question any unusual changes in rents and vacancies. Whenever necessary, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls.

In addition to the core property database, Reis maintains a new construction database that monitors projects that are being added to the covered markets. The database reports relevant criteria such as project size, property type and location for planned and proposed projects, projects under construction, and projects nearing completion.

Finally, Reis also maintains a sales comparables database that captures information such as buyer, seller, purchase price, capitalization rate and financing details, where available, for each transaction over $2,000,000 in our covered markets.

Products and Services

Reis SE, available through the www.reis.com website, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts. Access to the core system is by secure password only and can be customized to accommodate the needs of various customers. For example, the product can be tailored to provide access to all or only certain markets, property types and report combinations. The Reis SE interface has been refined over the past six years to accommodate real estate professionals who need to perform market-based trend and forecast analysis, property specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.

On a quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends, current observations and, in a majority of its markets, five year forecasts on all key real estate market indicators. These updates reflect all individual property, city, and neighborhood data gathered over the previous 90 days.

Reports are retrievable by street address, property type (office, apartment, retail, and industrial) or market/submarket and are available as presentation quality documents or in spreadsheet formats. These reports are used by Reis’s customers to assist in due diligence and to support commercial real estate transactions such as loan originations, underwriting, acquisitions, risk assessment (including loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.

Other significant elements of Reis SE include:

•	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type;

•	customizable email alerts that let users receive proactive updates on only those reports or markets that they are interested in;

•	property comparables that allow users to identify buildings with similar rents, sales or new construction projects to their own;

•	quarterly “first glance” reports that provide an early assessment of the office, apartment, and retail sectors across the U.S. and preliminary commentary on new construction activity; and

•	the “quarterly briefing” — a conference call during which Reis provides an analysis of its latest findings.

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recently released enhancements include:

•	coverage of an additional 52 apartment markets in April 2007 with a further addition of 35 apartment markets in August 2007, bringing the total number of apartment markets covered to 169;

•	publication of property construction updates on a weekly basis (August 2007); and

•	introduction of a property construction search capability that allows users to identify new construction projects near a specific address.

Cost of Service and Renewal Rates

Reis’s data is available for sale in four primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to purchase a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $500,000 depending on the combination of markets, property types and reports subscribed to and allow the client to download an unlimited number of reports over a 12-month period. Capped subscriptions range from $1,000 to $25,000 and allow clients to download a fixed number of reports over a 12-month period. Credit card report sales typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as Costar Group Inc., Real Capital Analytics Inc., Torto Wheaton Research, Property and Portfolio Research, Inc. and Loopnet, Inc., as well as with in-house real estate research departments. Many of our competitors, either alone or with affiliated entities, have substantially greater resources than we do.

Wellsford’s Historic Business

The Company was originally formed as a Maryland corporation on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the “Residential Trust”). On May 30, 1997, Residential Trust merged (the “EQR Merger”) with Equity Residential (“EQR”) at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and distributed to its common stockholders all of its outstanding shares of the Company. Prior to the Merger, the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these existing residential projects.

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company’s board of directors (the “Board”). The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of Liquidation (the “Plan”) (see below) of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis of accounting. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statements of operations include the operations of Reis Services effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, with $25,000,000 of the cash consideration being funded by a $27,000,000 bank loan (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon just prior to the Merger, and approximately $9,573,000 provided by the Company. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

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

As the Company is the acquirer for accounting purposes, the acquisition of the remaining interests in Private Reis not owned by the Company prior to the Merger has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values. The purchase price allocation is preliminary as of September 30, 2007. The Company expects to finalize the purchase price allocation with the filing of the December 31, 2007 financial statements on Form 10-K, which is within the permitted time period for completing such an assessment under the existing accounting rules.

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire more Private Reis shares and/or discontinue the Plan without further stockholder approval. The initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. Upon consummation of the Merger, the Plan was terminated. Consequently, it was necessary to recharacterize $1.15 of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized at that time as a return of capital for Company stockholders to taxable dividend income.

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

The Company’s net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting), and December 31, 2006 were:

	May 31,	December 31,
	2007	2006

Net assets in liquidation	$51,922,617	$57,595,561
Per share	$7.76	$8.67
Common stock outstanding at each respective date	6,695,246	6,646,738

The reported amounts for net assets in liquidation presented development projects at estimated net realizable values at each respective date after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation. The primary reasons for the decline in net assets in liquidation of approximately $5,673,000 from December 31, 2006 to May 31, 2007 are the increase in the reserve for stock options due to the increase in the price of the Company’s stock from $7.52 to $11.00 per share, representing approximately $4,636,000 of the decrease, and the decline in the value of real estate assets under development.

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

Residential Development Activities and Other Investments

At September 30, 2007, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 167 Gold Peak units were sold as of September 30, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 101 single family homes on 139 acres. An additional 60 homes could be built on a contiguous 85 acre parcel of land also owned by Wellsford, which we refer to as the East Lyme Land and collectively with the 139 acres, we refer to as East Lyme. Sales commenced in June 2006 and 17 homes were sold as of September 30, 2007.

•	The Stewardship, a single family home development, in Claverack, New York, which we refer to as Claverack, which is subdivided into 48 developable single family home lots on 235 acres.

•	A 10% interest in Clairborne Fordham, a company which currently owns and is selling the remaining unsold residential unit of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois.

•	Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

See Note 3 of the accompanying unaudited consolidated financial statements for additional information regarding all of the operating activities.

Reconciliation of Net Income to EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, senior management uses EBITDA to measure operational and management performance. Management believes that EBITDA is an appropriate metric that may be used by investors as a supplemental financial measure to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year to year or period to period, as applicable, and that EBITDA provides the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses and stock based compensation, as well as other non-operating items, such as interest income, interest expense and income taxes. Management also believes that disclosing EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA to the most comparable GAAP financial measure, net income, follows for the three and four months ended September 30, 2007:

		Residential
(amounts in thousands)		Development
Reconciliation of Net Income to EBITDA	Reis	Activities
for the Three Months Ended September 30, 2007	Services	and Other*	Consolidated

Net income			$316
Income tax expense (benefit), net			332

Income (loss) before income taxes	$1,016	$(368)	648
Add back:
Depreciation and amortization expense	932	64	996
Interest expense (income), net	609	(520)	89
Stock based compensation benefit, net	—	(132)	(132)

EBITDA (unaudited)	$2,557	$(956)	$1,601

		Residential
		Development
Reconciliation of Net Income to EBITDA	Reis	Activities
for the Four Months Ended September 30, 2007	Services	and Other*	Consolidated

Net income			$1,151
Income tax expense (benefit), net			336

Income before income taxes	$1,233	$254	1,487
Add back:
Depreciation and amortization expense	1,224	85	1,309
Interest expense (income), net	788	(595)	193
Stock based compensation benefit, net	—	(1,185)	(1,185)

EBITDA (unaudited)	$3,245	$(1,441)	$1,804

*	Includes Palomino Park, East Lyme, the Company’s other developments and corporate level income and expenses that have not been allocated to the operating segments.

Summary of Significant Accounting Policies of the Acquired Business

The following are the significant accounting policies with respect to the assets and business acquired from Private Reis, now part of the consolidated operations of the Company through the Reis Services segment:

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services and is recognized as revenue ratably over the related contractual period, which is typically one year, but can be as long as 36 months. Revenues from ad-hoc and custom reports are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.

Deferred revenues represent the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of Sales of Subscription Revenue

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (SOP 98-1). The Company expenses all internet web site costs incurred during the preliminary project stage. All direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. The value ascribed to the web site development intangible asset at the time of the Merger is amortized on a straight-line basis over three years and is charged to product development expense.

Database

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. The Company capitalized approximately $256,000 and $307,000 during the three and four months ended September 30, 2007 related to the database.

The fair value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over five years.

Customer Relationships

The value ascribed to customer relationships acquired at the time of the Merger is amortized over a ten-year period and is charged to sales and marketing expense.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger is amortized over the remaining term of the acquired office lease which was approximately nine years. Amortization is charged to general and administrative expenses.

Goodwill

Goodwill is tested for impairment at least annually or after a triggering event has occurred requiring such a calculation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from the acquisitions be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and that such intangible assets be reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Results of Operations and Changes in Net Assets

Results of operations for the three months ended September 30, 2007

The results of operations for the three months ended September 30, 2007 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $6,343,000 and $1,256,000, respectively, for the three months ended September 30, 2007 resulting in a gross profit for the Reis Services segment of approximately $5,087,000.

Revenue and cost of sales of residential units were approximately $12,827,000 and $11,208,000, respectively, for the three months ended September 30, 2007 from the sale of 24 condominium units at the Gold Peak development and eight sales at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $1,314,000 and $413,000, respectively, for the three months ended September 30, 2007 and solely represent costs of the Reis Services segment.

Property operating expenses of $367,000 for the three months ended September 30, 2007 represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expense of $3,794,000 for the three months ended September 30, 2007 includes current period expenses and accruals of $3,926,000 offset by a net reduction of approximately $132,000 of non-cash compensation costs. This net reduction is comprised of an approximate $610,000 decrease in the reserve for option cancellations due to a decrease in the market price of the Company’s common stock from $9.08 per share at June 30, 2007 to $7.42 per share at September 30, 2007 and options settled at an amount less than $9.08 per share during the period, offset by additional compensation expense from 2007 equity awards of approximately $478,000.

Interest and other income of $332,000 primarily reflects interest earned on cash for the three months ended September 30, 2007.

Interest expense of $421,000 for the three months ended September 30, 2007 includes interest and cost amortization on the Bank Loan of $625,000, non-capitalized interest from residential development activities of $33,000 and interest from other debt of $13,000, offset by the effect of the capitalization of interest of $250,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

Results of operations for the period June 1, 2007 to September 30, 2007

The results of operations for the period June 1, 2007 to September 30, 2007 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $8,217,000 and $1,660,000, respectively, for the period June 1, 2007 to September 30, 2007 resulting in a gross profit for the Reis Services segment of approximately $6,557,000.

Revenue and cost of sales of residential units were approximately $13,984,000 and $12,158,000, respectively, for the period June 1, 2007 to September 30, 2007 from the sale of 28 condominium units at the Gold Peak development and eight sales at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $1,762,000 and $518,000, respectively, for the period June 1, 2007 to September 30, 2007 and solely represent costs of the Reis Services segment.

Property operating expenses of $436,000 for the period June 1, 2007 to September 30, 2007 represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expense of $3,905,000 for the period June 1, 2007 to September 30, 2007 includes current period expenses and accruals of $5,090,000, offset by a net reduction of approximately $1,185,000 of non-cash compensation costs. This net reduction is comprised of an approximate $1,791,000 decrease in the reserve for option cancellations due to a decrease in the market price of the Company’s common stock from $11.00 per share at

May 31, 2007 to $7.42 per share at September 30, 2007 and options settled at an amount less than $11.00 per share during the period, offset by additional compensation expense from 2007 equity awards of approximately $606,000.

Interest and other income of $424,000 primarily reflects interest earned on cash for the period June 1, 2007 to September 30, 2007.

Interest expense of $617,000 for the period June 1, 2007 to September 30, 2007 includes interest and cost amortization on the Bank Loan of $807,000, non-capitalized interest from residential development activities of $43,000 and interest from other debt of $17,000, offset by the effect of the capitalization of interest of $250,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

Changes in Net Assets in Liquidation for the period January 1, 2007 to May 31, 2007

During the period January 1, 2007 to May 31, 2007, net assets in liquidation decreased approximately $5,673,000. This decrease is the net result of (i) an increase to the option cancellation reserve of approximately $4,636,000 due to the increase in the market price of Wellsford’s stock from $7.52 per share at December 31, 2006 to $11.00 per share at May 31, 2007 and (ii) sales of real estate assets under development and other changes in net real estate assets under development from the updating of cash flow valuation calculations during the period of approximately $1,805,000, offset by (iii) operating income of approximately $768,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Changes in Net Assets in Liquidation for the Three Months Ended September 30, 2006

During the three months ended September 30, 2006, net assets in liquidation increased approximately $367,000. This increase is attributable to (i) operating income of approximately $442,000 which primarily represents interest income earned from cash and cash equivalents and (ii) the increase in real estate assets under development of approximately $394,000, which resulted primarily from changes in the net realizable value estimates for Gold Peak due to the shortening of the discount period as a result of the passage of time, offset by (iii) the recording of an approximate $469,000 increase to the reserve for option cancellations to reflect the increase in the market price of the Company’s common stock between June 30, 2006 and September 30, 2006.

Changes in Net Assets in Liquidation for the Nine Months Ended September 30, 2006

During the nine months ended September 30, 2006, net assets in liquidation decreased approximately $359,000. This decrease is primarily attributable to the recording of a $4,227,000 provision upon the adoption by the Board of modifications in the terms of the Company’s stock option plans during the first quarter of 2006. The provision resulted from the modification to allow for cash payments that would be made to option holders, at their election, as consideration for the cancellation of their options in the amount of the fair value of the Company’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been decreased by $848,000 to reflect the changes in the market price of the Company’s common stock between March 31, 2006 and September 30, 2006. The net decrease was offset by (i) a net increase in value of real estate assets under development of approximately $1,747,000 which results primarily from changes in the net realizable value estimates, including the shortening of the discount periods as a result of the passage of time and sales of condominium units and homes and (ii) operating income of approximately $1,273,000 which primarily represents interest income earned from cash and cash equivalents.

Income Taxes

During the three and four months ended September 30, 2007, the Company incurred $332,000 and $336,000, respectively, of aggregate state and Federal income taxes which amounts are net of a $273,000 reduction in the deferred tax valuation allowance.

Private Reis had net operating loss (“NOL”) carryforwards aggregating approximately $11,600,000 at May 30, 2007. These losses may be utilized against consolidated taxable income to the extent that the separate taxable income of Reis Services is included in the Company’s income tax returns in the future.

At December 31, 2006, the Company separately had NOLs aggregating approximately $59,700,000. The NOLs include an aggregate of approximately $22,100,000 expiring in 2007 and 2008 and $11,500,000 expiring in 2010. There is an annual limitation on the use of such NOLs, which the Company has estimated to be $2,700,000. A new annual limitation was established at the time of the Merger. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $36,000,000 of its remaining NOLs at December 31, 2006. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to any ownership change of the Company including the Merger. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs; however, there would be no such limitation on the Private Reis NOLs.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements, the current portion of long-term debt, operating and capital leases, construction and development costs, other capital expenditures, cancellation of outstanding stock options, debt repayments or additional collateral for construction loans, generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and land, the sale or realization of other assets, releases from escrow reserves and accounts, distributions from Clairborne Fordham, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financings, refinancings, modifications to borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs, product development and enhancements, the non-current portion of long-term debt, operating and capital leases, construction and development costs, other capital expenditures and debt repayments or additional collateral for construction loans generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and land, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financing, refinancings, modifications to terms and borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000. The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. There is a restriction on the transfer of funds from Reis Services to the Company and its other subsidiaries under the terms of the Bank Loan.

Cash and cash equivalents aggregated approximately $23,446,000 at September 30, 2007. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms.

Reis Services

In connection with the Merger agreement, Private Reis entered into an agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year.

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

At September 30, 2007, the interest rate was LIBOR plus 3.00% if the loans are designated as LIBOR Rate loans or Base Rate plus 2.00% if the loans are designated as Base Rate loans. These spreads are based on a leverage ratio, as defined in the credit agreement, greater than or equal to 4.50 to 1.00. Reis Services also pays a fee on the unused portion of the loans of 0.50% per annum. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan, which does not have to exceed $12,500,000. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $53,000 at September 30, 2007. The change in the fair value of approximately $56,000 was charged to interest expense during the three months ended September 30, 2007.

In connection with obtaining the Bank Loan, Reis Services has paid fees aggregating approximately $501,000 which will be amortized over the term of the loan. Such costs are included as deferred financing costs in the accompanying financial statements. In addition, Reis Services is required to pay an annual administration fee of $25,000.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park, a 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado, which we refer to as Palomino Park. Gold Peak will be comprised of 259 condominium units on the remaining 29 acre land parcel at Palomino Park.

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which bears interest at LIBOR + 1.65% per annum (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan matures in November 2009 and has additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $7,791,000 and $9,550,000 at September 30, 2007 and December 31, 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and the related commitment was terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

Gold Peak unit sales commenced in January 2006. At September 30, 2007, there were 29 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the		For the		For the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of units sold	24	34	59	75	108	167
Gross sales proceeds	$7,412,000	$9,266,000	$17,988,000	$21,021,000	$31,742,000	$49,730,000
Principal paydown on Gold Peak Construction Loan	$4,920,000	$6,890,000	$11,732,000	$16,753,000	$24,528,000	$36,260,000

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

The Company obtained construction financing for East Lyme in the aggregate amount of $21,177,000 to be drawn upon as costs are expended. The East Lyme Construction Loan (the “East Lyme Construction Loan”) bears interest at LIBOR + 2.15% per annum and matures in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. The Company will not meet the minimum home sale requirement condition and, accordingly, is negotiating extension terms with the lender. There can be no assurance that an extension will be granted on favorable terms, or at all. The balance of the East Lyme Construction Loan was approximately $7,070,000 and $10,579,000 at September 30, 2007 and December 31, 2006, respectively. The Company had a 4% LIBOR cap which expired in July 2007 for a portion of the East Lyme Construction Loan.

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At September 30, 2007, four East Lyme homes were under contract for which deposits of 10% of the contract sales price are provided by the buyer. The following table provides information regarding East Lyme sales:

	For the		For the		For The
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,	Project
	2007	2006	2007	2006	2006	Total

Number of homes sold	8	—	12	1	5	17
Gross sales proceeds	$5,415,000	$—	$8,267,000	$649,000	$3,590,000	$11,857,000
Principal paydown on East Lyme Construction Loan	$4,869,000	$—	$7,426,000	$584,000	$3,246,000	$10,672,000

The Company executed an option to purchase the East Lyme Land, a contiguous 85 acre parcel of land which can be used to develop 60 single family homes and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007 and December 31, 2006. This estimate continues to be recognized as a liability in the going concern balance sheet at September 30, 2007.

Claverack

Through September 30, 2007, the company had a 75% ownership interest in a joint venture that owned two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel was subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is subdivided into 48 developable single family home lots.

During July 2006, the initial home on one lot of the seven lot parcel was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the related outstanding debt of approximately $690,000 was repaid to the bank. At December 31, 2006, there were no additional houses under construction on either parcel. In February 2007, Claverack sold one lot to the venture partner, leaving four lots of the original seven lots available for sale. In October 2007, the Company redeemed the joint venture partner’s interest in the joint venture in exchange for the remaining four lots, representing the remaining approximate 45 acres of the original 65 acres. This resulted in the Company being the sole owner of The Stewardship.

Palomino Park

On September 30, 2007, the Company purchased EQR’s remaining 7.075% interest in the corporation that owns the remaining Palomino Park assets for $1,200,000.

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. At that time, the buyer held back approximately $396,000, of which approximately $208,000, including $16,000 of accrued interest, was received by the Company in September 2007 with the remaining receivable of approximately $204,000 expected to be released in September 2008. The Company believes that the remaining balance will be collected and has recorded such amount at full value at September 30, 2007.

Stock Option Plans

At March 31, 2006, the Company determined that it was appropriate to record a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve is adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.

During the year ended December 31, 2006, the Company made cash payments aggregating approximately $668,000 related to 237,426 options cancelled for option holders electing this method, all of which was paid in the nine months ended September 30, 2006. No cash payments were made during the five months ended May 31, 2007. A liability of approximately $7,269,000 was recorded at May 31, 2007 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in the money” options at that date.

During the three months ended September 30, 2007, an aggregate of 20,574 options were settled with a net cash payment of approximately $67,000. During the nine months ended September 30, 2007, an aggregate of 91,470 options were settled with a net cash payment of approximately $361,000. In a series of transactions in June 2007, Jeffrey Lynford tendered certain shares of common stock he owned as payment of the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable income taxes). As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise. Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which have an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant. These reload options, which expire on December 31, 2007, do not have a net cash settlement feature and are treated as an equity reward.

At September 30, 2007, the option liability was approximately $782,000 based upon the difference in the closing stock price of the Company at September 30, 2007 of $7.42 per share and the individual exercise prices of the outstanding 382,949 “in the money” options that are accounted for as a liability award at that date. The Company recorded a compensation benefit in General and Administration expenses in the statement of operations of approximately $610,000 and $1,791,000 for the three and four months ended September 30, 2007, respectively, as a result of the stock price declines during the periods. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

A summary of the changes in outstanding stock options during the period January 1, 2007 to May 31, 2007 and through September 30, 2007 follows:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at December 31, 2006	1,414,876	$5.68
Options exercised during the five months ended May 31, 2007	(48,508)	(5.81)

Balance outstanding prior to the Merger	1,366,368	5.68
Options granted as a result of the Merger to certain key employees	340,000	10.40
Options granted to employees	100,000	7.50
Options cancelled through cash settlement	(91,470)	(5.39)
Options exercised by the Company’s Chairman	(891,949)	(5.81)
Forfeitures	(20,000)	(7.50)
Reload options issued to the Company’s Chairman	243,931	10.67

Options outstanding at September 30, 2007	1,046,880	8.43

Options exercisable at September 30, 2007	626,880

Options exercisable which can be settled in cash at September 30, 2007	382,949

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

The Effects of Inflation/Declining Prices and Trends

Condominium and Home Sales

The continuing increases in energy costs and construction materials (such as concrete, lumber and sheetrock) and the uncertainty as to future interest rate changes could adversely impact our home building business. As these costs increase, our products become more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes. A continuing rise in energy costs and the uncertainty as to any future interest rate changes as well as increasing illiquidity in the residential mortgage market may negatively impact our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes at our targeted, or any price level, which could result in the inability to meet targeted sales prices or cause sale price reductions. The Company has limited its exposure from the effects of increasing interest on its construction loans and a portion of the Bank Loan by purchasing interest caps.

The number and timing of future sales of any residential units by the Company or by its joint ventures could be adversely impacted by increases in interest rates and the availability of credit to potential buyers.

As the softening of the national housing market continues, the Company’s operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at certain of the Company’s projects and sales of inventory are lower than expected resulting in price concessions and/or additional incentives being offered, a slower pace of construction, building only homes which are under contract and the consideration of selling home lots either individually or in bulk instead of building homes. The pace of construction, unit completions and sales at Gold Peak was negatively impacted during the fourth quarter of 2006 and into the first and second quarters of 2007 as a result of severe winter weather conditions in the Denver, Colorado area. The East Lyme project has experienced an increase in sales activity and construction of single family homes being built for contract during the second and third quarters of 2007, primarily driven by a multinational pharmaceutical firm’s relocation of its employees to a local research facility. This increase in construction and sales activity may not be sustainable after this relocation event is completed.

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives. To date, the recent volatility in the U.S. housing and residential mortgage markets has not materially affected the marketability of the Company’s products or the renewal rates of its subscription services. During historical periods of economic and commercial real estate market volatility, Private Reis experienced stable demand for current information on changing market conditions and an increase in demand for its portfolio products as mortgage lenders place greater emphasis on assessing portfolio risk. There is no assurance that the level of demand for Reis Services products will continue through future market volatility.

Changes in Cash Flows

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Cash flows from operating activities changed $12,166,000 from $7,787,000 used in the 2006 period to $4,379,000 provided in the 2007 period. The significant components of this change related to cash provided by the continuing construction activities and the operating results of the Reis Services segment.

Cash flows from investing activities changed $12,855,000 from $967,000 provided in the 2006 period to $11,888,000 used in the 2007 period. The significant components of this change related to the use of cash for the Private Reis Merger consideration, net of cash acquired of $6,527,000, the payment of Merger costs for investment banking, legal and accounting fees and other Merger costs of $2,504,000, the purchase of EQR’s remaining interest in Palomino Park for $1,200,000 and investments in other real estate assets, web site and database development and furniture, fixtures and equipment aggregating $1,777,000, offset by the return of capital from the Company’s investment in Clairborne Fordham of $120,000. The investing activity in the 2006 period was comprised of cash proceeds from the January 2006 sale of the Beekman assets for $1,297,000, offset by $330,000 paid for Merger costs in that period.

Cash flows from financing activities changed $11,889,000 from $3,794,000 provided in the 2006 period to $8,095,000 used in the 2007 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $21,671,000 during the 2006 period as compared to $13,889,000 in the 2007 period, primarily from weather related construction delays in the first and second quarters of 2007 and fewer buildings under construction in the 2007 period as we are nearing completion of the construction phase for the Gold Peak project. During the 2006 period, approximately $16,753,000 was repaid on the Gold Peak Construction Loan from 75 condominium sales and $584,000 from one East Lyme home sale. During the 2007 period, approximately $11,732,000 was repaid on the Gold Peak Construction Loan from 59 condominium unit sales and approximately $7,426,000 was repaid on the East Lyme Construction Loan from 12 home sales. During the 2007 period, $500,000 was repaid on the Bank Loan and $109,000 was used to purchase an interest rate cap. Other debt repayments in the 2007 period aggregated $66,000. Payments for option cancellations aggregated $2,433,000 in the 2007 period as compared to $668,000 during the 2006 period. Proceeds received from the exercise of options by option holders were $282,000 in 2007.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this quarterly report on Form 10-Q. These forward-looking statements relate to the Company’s outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on the Company’s business operations or performance. Specifically, forward-looking statements may include:

•	statements relating to the benefits of the Merger with Private Reis and future services and product development of the Reis Services segment;

•	statements relating to future business prospects, potential acquisitions, revenue, income, cash flows and EBITDA; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, the determination of estimated net realizable value for the Company’s assets and the determination of estimated settlement amounts for its liabilities for reporting under the liquidation basis of accounting through May 31, 2007 and general economic conditions.

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	expected benefits from the merger with Private Reis may not be fully realized or at all;

•	revenues following the merger with Private Reis may be lower than expected;

•	the possibility of litigation arising as a result of terminating the Plan;

•	adverse changes in the real estate industry and the markets in which the Company operates;

•	the inability to retain and increase the Company’s customer base;

•	competition;

•	the inability to attract and retain sales and senior management personnel;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	legal and regulatory issues;

•	changes in accounting policies or practices; and

•	the risk factors listed under “Item 1A. Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 29, 2007 and, as amended, on April 30, 2007, and those listed under “Risk Factors” in the Company’s registration statement on Form S-4, which was initially filed with the SEC on December 28, 2006 and, as amended, on March 9, 2007, April 11, 2007 and April 30, 2007.

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

The Company’s primary market risk exposure has been to changes in interest rates. This risk is generally managed by limiting the Company’s financing exposures to the extent possible by purchasing interest rate caps, when deemed appropriate.

At September 30, 2007, the Company’s only exposure to interest rates was variable rate based debt. This exposure was minimized through the use of interest rate caps. The following table presents the effect of a 1% increase in the applicable base interest rates of the Company’s variable rate debt at September 30, 2007:

(amounts in thousands)

		Notional
		Amount of
		Interest Rate
	Balance at	Caps at		LIBOR at	Additional
	September 30,	September 30,		September 30,	Interest
	2007	2007	LIBOR Cap	2007	Incurred

Variable rate debt:
With interest rate caps:
Gold Peak Construction Loan	$7,791	$14,000	5.00%	5.12%	$—	(A)(B)
Bank Loan	24,500	$15,000	5.50%	5.12%	152	(A)

	32,291				152
Without interest rate caps:
East Lyme Construction Loan	7,070	$—	—%	5.12%	71	(C)(B)

	$39,361				$223

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at September 30, 2007 for the effect of a 1% increase in LIBOR, plus any increase from the September 30, 2007 LIBOR to the LIBOR cap if less than 1%.

(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

(C)	The East Lyme interest rate cap of LIBOR at 4.00% expired in July 2007.

Item 4T.	Controls and Procedures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit
No.	Description

3.1	Articles of Amendment and Restatement of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to Amendment No. 1 to the Form S-11 filed on November 14, 1997).
3.2	Articles Supplementary (incorporated by reference to an exhibit to the Form 8-K filed on December 21, 2006).
3.3	Articles of Amendment of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.), effective June 1, 2007 (incorporated by reference to an exhibit to the Form 8-K filed on June 4, 2007).
3.4	Amended and Restated Bylaws of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to the Form 8-K filed on October 3, 2005).
3.5	Amendment to Amended and Restated Bylaws of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to the Form 8-K filed on March 24, 2006).
3.6	Second Amendment to Amended and Restated Bylaws of Reis, Inc. (f/k/a Wellsford Real Properties, Inc.) (incorporated by reference to an exhibit to the Form 8-K filed on April 9, 2007).
4.1	The rights of Reis’s equity security holders are defined in Article V of the Articles of Amendment and Restatement (see Exhibit 3.1 above).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reis, Inc.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: November 12, 2007