Form 10-K
period 2007-12-31
Reis, Inc.
filed 2008-03-14
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-12917

REIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

530 Fifth Avenue, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 921-1122
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $74,565,000 based on the closing price on the American Stock Exchange for such shares on June 29, 2007. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 10,984,517 as of March 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 annual stockholders’ meeting are incorporated by reference into Part III.

FINANCIAL STATEMENTS

15(a)	Consolidated Balance Sheet (going concern basis) at December 31, 2007	F-4
	Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	F-5
	Consolidated Statements of Operations (going concern basis) for the Period June 1, 2007 to December 31, 2007 and for the Period January 1, 2005 to November 17, 2005	F-6

Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Period January 1, 2007 to May 31, 2007, for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005
F-7
	Consolidated Statements of Changes in Stockholders’ Equity (going concern basis) for the Period June 1, 2007 to December 31, 2007 and for the Period January 1, 2005 to November 17, 2005	F-8

Consolidated Statements of Cash Flows for the Period June 1, 2007 to December 31, 2007 (going concern basis), for the Period January 1, 2007 to May 31, 2007, for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005 (liquidation basis) and for the Period January 1, 2005 to November 17, 2005 (going concern basis)
F-9
	Notes to Consolidated Financial Statements	F-11
	Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-52

FINANCIAL STATEMENT SCHEDULES
	III. Real Estate and Accumulated Depreciation	S-1

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

Item 1.	Business.

Organization

Reis, Inc., the “Company” or “Reis” (formerly Wellsford Real Properties, Inc., which we refer to as Wellsford), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the merger of the privately held company, Reis, Inc. (which we refer to as Private Reis) with and into Reis Services, LLC (which we refer to as Reis Services), a wholly-owned subsidiary of Wellsford (which events we refer to as the Merger).

Business

Private Reis’s Historic Business

Private Reis was founded in 1980 as a provider of commercial real estate market information and today is a leader in that field. Reis maintains a proprietary database containing detailed information on commercial properties in neighborhoods and metropolitan markets throughout the U.S. The database contains information on apartment, retail, office and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess and quantify the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides online access to information and analytical tools designed to facilitate both debt and equity transactions. In addition to trend and forecast analysis at neighborhood and metropolitan levels, the product offers detailed building-specific information such as rents, vacancy rates and lease terms, property sale information, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development, and construction.

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

As a growing number of institutional investors have set permanent allocations for commercial real estate, and as banks’ exposure to commercial real estate has grown over the last decade, regulatory agencies have increased the requirement for data-driven analysis of portfolio risk. Specific initiatives that increase these institutions’ need for consistent, reliable data and analysis include the recently adopted New Basel Capital Accord (Basel II) and direct guidance from the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation, mandating market analysis and portfolio management with board and management-level reporting.

Operations

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

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. The depth and breadth of Reis’s data and expertise will be critical in allowing Reis to grow its business. As of December 31, 2007, Reis had over 730 companies under signed contracts. Generally, each company has multiple users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card.

Reis continues to develop and introduce new products, expand and add new data, and find new ways to deliver existing information to meet and anticipate client demand, as more fully described below under “Products and Services.”

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

Products and Services

Reis SE, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts. Access to the core system is by secure password only and can be customized to accommodate the needs of various customers. For example, the product can be tailored to provide access to all or only certain markets, property types and report combinations. The Reis SE interface has been refined over the past seven years to accommodate real estate professionals who need to perform market-based trend and forecast analysis, property specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.

On a quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends, current observations and, in a majority of its markets, five year forecasts on all key real estate market indicators. These updates are supported by property, city, and neighborhood data gathered during the prior quarter.

Reports are retrievable by street address, property type (office, apartment, retail, and industrial) or market/submarket and are available as full color presentation quality documents or in spreadsheet formats. These reports are used by Reis’s customers to assist in due diligence and to support commercial real estate transactions such as loan originations, underwriting, acquisitions, risk assessment (including loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.

Other significant elements of Reis SE include:

•	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type;

•	customizable email alerts that let users receive proactive updates on only those reports or markets that they are interested in;

•	property comparables that allow users to identify buildings with similar rents, sales or new construction projects to their own;

•	quarterly “first glance” reports that provide an early assessment of the office, apartment, and retail sectors across the U.S. and preliminary commentary on new construction activity; and

•	the “quarterly briefing” — a conference call during which Reis provides an analysis of its latest findings.

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recently released enhancements include:

•	coverage of an additional 52 apartment markets in April 2007 with a further addition of 35 apartment markets in August 2007, bringing the total number of apartment markets covered to 169;

•	publication of property construction updates on a weekly basis (August 2007);

•	introduction of a property construction search capability that allows users to identify new construction projects near a specific address (August 2007); and

•	the introduction of Reis SE version 4.0 in February 2008. This release introduced enhanced mapping and filtering capabilities around rent, sales and new construction comparables databases. Clients now benefit from the integration of Reis data with Microsoft’s Virtual Earth mapping software, and from live display of group summary statistics pertaining to structural characteristics, performance and sales.

Cost of Service and Renewal Rates

Reis’s data is available for sale in four primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to purchase a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $500,000, depending on the combination of markets, property types and reports subscribed to, and allow the client to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed number of reports over a 12-month period. Credit card sales typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.

Subscription renewal rates are an important measure of customer satisfaction. Over the past five years, Reis has renewed an average of 94% of its subscription revenue.

Customer Service and Training

Reis focuses heavily on proactive training and customer support. Reis’s dedicated customer service team offers customized on-site training and web-based and telephonic support, maximize product knowledge, and solicit customer input for future product enhancements and promote usage. The corporate training team meets regularly with a large proportion of Reis’s customers to identify opportunities for product adoption and increased usage. Additional points of customer contact include mid-year service reviews, a web-based customer feedback program and account manager visits.

Proprietary Rights

To protect our proprietary rights, we rely upon a combination of:

•	trade secret, copyright, trademark, database protection and other laws at the Federal, state and local level;

•	nondisclosure, non-competition and other contractual provisions with employees, vendors and consultants;

•	restrictive license agreements with customers; and

•	other technical measures.

We protect our software’s source code and our database as either trade secrets or under copyright law. We license our services under license agreements that restrict the disclosure and use of our proprietary information and prohibit the unauthorized reproduction, re-engineering or transfer of the information in the products and/or services we provide.

We also protect the secrecy of our proprietary database, our trade secrets and our proprietary information through confidentiality and noncompetition agreements with our employees, vendors and consultants. Our services also include technical measures designed to deter and detect unauthorized copying of our intellectual property.

We have filed trademark applications to register our most prominent trademarks, including “Reis,” the Reis logo and “Your Window Onto the Real Estate Market”.

Competition

Real estate transactions involve multiple participants who require accurate historical and current market information. Key factors that influence the competitive position of commercial real estate information vendors include: the depth and breadth of underlying databases; price; ease of use, flexibility and functionality of the software; the ability to keep the data up to date; scope of coverage by geography and property type; customer training and support; adoption of the service by industry leaders; consistent product innovation and recognition by business trade publications.

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (which we refer to as the Residential Trust). On May 30, 1997, Residential Trust merged (which we refer to as the EQR Merger) with Equity Residential, or EQR, at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and distributed to its common stockholders all of its outstanding shares of the Company. Prior to the adoption of the Company’s Plan of Liquidation, which we refer to as the Plan (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects.

Residential Development Activities

At December 31, 2007, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 185 Gold Peak units were sold through December 31, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and 19 homes were sold through December 31, 2007.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

Additional Segment Financial Information

See Footnote 3 of the consolidated financial statements included in this filing for additional information regarding all of the Company’s segments.

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company’s board of directors, which we refer to as the Board. The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis of accounting. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statements of operations include the operations of Reis Services, effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, used $25,000,000 of the cash consideration (which was funded by a $27,000,000 bank loan facility (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger), and approximately $9,573,000 provided by the Company. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under relevant accounting literature.

Upon the completion of the Merger and the settlement of certain outstanding loans, Lloyd Lynford and Jonathan Garfield, both executive officers and directors of Private Reis, became the Chief Executive Officer and Executive Vice President, respectively, of the Company and both became directors of the Company. The Company’s former Chief Executive Officer and Chairman, Jeffrey Lynford, remained Chairman of the Company. Lloyd Lynford and Jeffrey Lynford are brothers. The merger agreement provided that the outstanding loans to Lloyd Lynford and Mr. Garfield aggregating approximately $1,305,000 be simultaneously satisfied with 159,873 of the Company’s shares received by them in the Merger. Immediately following the consummation of the Merger, the Private Reis stockholders owned approximately 38% of the Company.

As the Company is the acquirer for accounting purposes, the acquisition has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. An initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. Upon consummation of the Merger, the Plan was terminated. Consequently, it was necessary to recharacterize $1.15 of the $14.00 per share cash distribution from what may have been characterized at that time as a return of capital for Company stockholders to taxable dividend income.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements were presented on the going concern basis of accounting. As required by Generally Accepted Accounting Principles, or GAAP, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates have been periodically reviewed and adjusted as appropriate.

The Company’s net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting), and at December 31, 2006 were:

	May 31,	December 31,
	2007	2006

Net assets in liquidation	$51,922,617	$57,595,561
Per share	$7.76	$8.67
Common stock outstanding	6,695,246	6,646,738

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

Corporate Information

The Company’s executive offices are located at 530 Fifth Avenue, New York, New York 10036; telephone: (212) 921-1122; web site: www.reis.com; email: investorrelations@reis.com.

To access investor relations information and the Company’s other documents filed with the SEC, visit www.reis.com. Copies of our most recent annual report on Form 10-K, any later filed quarterly report on Form 10-Q and current reports on Form 8-K, as well as any amendments thereto, are available on our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Please note that information on the Company’s web site is not part of this Form 10-K filing.

On a consolidated basis, the Company had 137 employees as of December 31, 2007.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this annual report on Form 10-K. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

•	statements relating to future services and product development of the Reis Services segment;

•	statements relating to future business prospects, potential acquisitions, revenue, income, cash flows and other business metrics of the Company and its businesses, including EBITDA; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues may be lower than expected;

•	the possibility of litigation arising as a result of terminating the Plan;

•	adverse changes in the real estate industry and the markets in which the Company operates;

•	the inability to retain and increase the Company’s customer base;

•	competition;

•	the inability to attract and retain sales and senior management personnel;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	legal and regulatory issues;

•	changes in accounting policies or practices; and

•	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

The following is a discussion of the risk factors that Reis’s management believes are material to Reis at this time. These risks and uncertainties are not the only ones facing Reis and there may be additional matters that Reis is unaware of or that Reis currently considers immaterial. All of these could adversely affect Reis’s business, results of operations, financial condition and cash flows. Our commercial real estate information services business is our primary business segment. However, our residential development and sales activities significantly impact our results of operations, financial condition and cash flows.

Risk Factors Relating to Reis Generally

Our common stock is thinly traded and there may continue to be little or no liquidity for shares of our common stock.

Historically, our common stock has been thinly traded and an active trading market for our common stock may not develop. In the absence of an active public trading market, investors trying to sell their shares may find it difficult to find buyers for their shares at prices quoted in the market or at all.

Our Board may effect a transaction such as a reverse stock split, or an odd lot or other share repurchase program, with respect to our common stock. Wellsford effected an odd lot share repurchase program in 1999, strategically repurchased shares between 1999 and 2001, and executed a reverse stock split in 2000. All decisions regarding any such transaction will be at the discretion of our Board and will be evaluated from time to time by the Board in light of the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, applicable law and other factors that our Board deems relevant. If we effect any such transaction, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the transaction. In addition, effecting a share repurchase program would cause a reduction in our total market capitalization and would require the payment of cash by Reis to stockholders, which could adversely impact our liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

Our executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they may take actions which may not be in the best interest of other stockholders.

The executive officers and directors of Reis beneficially owned approximately 24.2% of Reis’s outstanding common stock as of December 31, 2007. Of this total, Lloyd Lynford (7.0%), Jonathan Garfield (6.7%) and Jeffrey Lynford (5.2%) beneficially owned an aggregate of 18.9%. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit Reis’s stockholders other than the group of directors and officers described above.

Our success depends on retaining key executive officers and personnel and attracting and retaining capable management and operating personnel.

Reis’s business plan with respect to its commercial real estate information services business was developed, in large part, by Reis’s President and Chief Executive Officer, Lloyd Lynford, Reis’s Executive Vice President, Jonathan Garfield, and Reis Services’ Chief Operating Officer, William Sander. The continued implementation and development of Reis’s business plan, and our business generally, requires their skills and knowledge. Reis may not be able to offset the impact of the loss of the services of Lloyd Lynford, Mr. Garfield, Mr. Sander or other key officers or employees because its business requires skilled management, as well as technical, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in the information industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could have a material adverse impact on Reis.

Our real estate operations depend greatly on the services of Jeffrey H. Lynford, our Executive Chairman. Jeffrey Lynford was Chairman of Wellsford’s Board since Wellsford’s formation in 1997 through the May 2007 merger, and was Wellsford’s President and Chief Executive Officer from April 2002 through the May 2007 merger. In addition, our real estate operations rely on David M. Strong, our Senior Vice President — Development, specifically with respect to the Gold Peak project. The loss of the services of either Jeffrey Lynford or Mr. Strong could have a material adverse effect on our business, operations, and financial condition, including the terms and conditions under which we conduct our residential development and sales activities related to our assets and continued availability of construction loans. Furthermore, Jeffrey Lynford’s contract provides that he is no longer required to devote substantially all of his time, attention and energies during business hours to our business activities. He may now perform services for and engage in business activities with other persons so long as such services and activities do not prevent him from fulfilling his fiduciary responsibilities to Reis. Reis’s business operations could be negatively impacted if we are unable to retain the services of Jeffrey Lynford and Mr. Strong, as well as other key personnel, or hire suitable replacements.

Although Reis uses various incentive programs to retain and attract key personnel, these measures may not be sufficient to either attract or retain, as applicable, the personnel required to ensure our success. Our existing equity incentive compensation plan expired in March 2008. If our stockholders do not approve a new equity incentive plan at Reis’s 2008 annual stockholders meeting, our ability to attract and retain key personnel may be adversely impacted. If a new equity incentive plan is adopted, issuances pursuant to that plan would result in dilution to Reis stockholders.

We may be subject to litigation as a result of our termination of the Plan.

Historically, extraordinary corporate actions, such as terminating the Plan, have occasionally led to securities class action lawsuits being filed against a company. In addition, as a consequence of terminating the Plan, it was necessary to recharacterize $1.15 of the December 14, 2005 cash distribution of $14.00 per share from what may have been characterized at that time as a return of capital for our stockholders to taxable dividend income. This recharacterization may cause some of our stockholders to be subject to additional taxation and/or regulatory action if they fail to report it properly. We are not currently aware of any pending or threatened lawsuits relating to the Plan or its termination. However, if such litigation should occur, it is likely to be expensive and, even if we ultimately prevail, the process will be time consuming and will divert management’s attention from operating our business. We cannot predict the outcome or the amount of expenses and damages, but the amounts could have a material adverse effect on our business, results of operations and financial condition.

Our governing documents and Maryland law contain anti-takeover provisions that may discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Reis’s articles of amendment and restatement contain provisions designed to discourage attempts to acquire control of Reis by merger, tender offer, proxy contest, or removal of incumbent management without the approval of our Board. These provisions may make it more difficult or expensive for a third party to acquire control of Reis even if a change of control would be beneficial to the interests of its stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of Reis’s common stock. Reis’s governing documents:

•	provide for a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change of control; and

•	authorize the issuance of blank check stock that could be issued by Reis’s Board to thwart a takeover attempt.

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Reis’s Board has exempted from the Maryland statute any business combinations with Jeffrey Lynford or Edward Lowenthal or any of their affiliates or any other person acting in concert or as a group with any of such persons and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between such persons and Reis.

Increases in interest rates could materially increase our interest expense.

As of December 31, 2007, we had approximately $37,633,000 of variable rate debt outstanding. We may incur additional variable rate indebtedness in the future. Accordingly, if interest rates increase, so will our interest costs, which may have a material adverse effect on our business, results of operations, cash flows and financial condition. We have limited our exposure to significant interest rate increases on some of our existing variable rate debt by purchasing interest rate caps. In purchasing interest rate caps, we attempt to protect against significant increases in interest rates, weighing the cost of such caps against the protection afforded. Based on the December 31, 2007 debt balances and the notional amount of the interest rate caps, a 1% increase in the base interest rates of our variable rate debt would result in approximately $324,000 of additional interest being incurred on an annualized basis. The effect of a 1% increase in the base interest rates of our variable rate debt, without considering the interest rate caps, would result in approximately $376,000 of additional interest being incurred on an annualized basis.

Our ability to use the net operating loss carryforwards of the historic Wellsford business will be subject to limitation and, under certain circumstances, may be eliminated.

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. In general, Section 382 imposes an annual limitation on a corporation’s ability to use its net operating losses, or NOLs, from taxable years or periods ending on or before the date of an ownership change to offset U.S. Federal taxable income in any post-change year. The historic Wellsford business experienced such an ownership change as a result of the May 2007 merger; as a result, we are subject to the limitation under Section 382 with respect to pre-change NOLs of the historic Wellsford business. Section 382 imposes significant limitations on the use of historic Wellsford’s NOL carryforwards. The annual limitation on our use of NOLs through 2027, as a result of the ownership change, is approximately $2,779,000 per year.

Moreover, if a corporation experiences an ownership change and does not satisfy the “continuity of business enterprise” requirement (which generally requires that the corporation continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), it cannot, subject to certain exceptions, use any NOL from a pre-change period to offset taxable income in post-change years. Although there can be no assurance that this requirement will be met with respect to the ownership change effected by the May 2007 merger, our management believes that we will satisfy this requirement.

We have NOL carryforwards, for Federal income tax purposes, resulting from Wellsford’s merger with Value Property Trust in 1998 and operating losses in 2004, 2006 and 2007 (prior to the Merger). Assuming we are able to satisfy the continuity of business enterprise requirement described above, we expect that we could only potentially utilize $38,100,000 of the remaining NOLs existing at December 31, 2007, based on the new $2,779,000 annual limitation and expirations. Approximately $9,958,000 of this amount expires in 2008 and 2010. The actual ability to utilize the tax benefit of any existing NOLs will be subject to future facts and circumstances with respect to meeting the above described “continuity of business enterprise” requirements at the time NOLs are being utilized on a tax return and when there are realized losses on sales of assets.

Reis Services has existing NOLs, expiring in the years 2019 through 2026, aggregating approximately $11,800,000. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

Risk Factors Relating to Our Commercial Real Estate Information Services Business

A failure to attract and retain customers, and any failure to increase the number of customers, could harm our business.

Our customers include subscribers to our flagship product, Reis Subscriber Edition, or Reis SE. In addition to subscribers who typically pay for their annual service in advance, customers also include those who purchase our service on an ad hoc and pay as you go basis. Either category of customer may decide not to continue to use Reis SE because of budget or other competitive reasons. If subscribers choose not to renew their contracts or decrease their use of our information, or if we are unable to attract new subscribers, our revenues and profitability could be adversely affected.

To grow the business, we must convince prospective subscribers and existing customers to expand their use of Reis SE and our other products. Prospective customers may not be familiar with our service and may be accustomed to using other methods of conducting commercial real estate market research and property valuations. There can be no assurance that we will be successful in continuing to acquire additional customers. Moreover, it is difficult to estimate the total number of active, prospective customers in the U.S. during any given period. If we reach the point at which we have attempted to sell our services to a significant majority of commercial real estate professionals in the U.S., the ability to increase our customer base could be limited.

Our revenues are concentrated among certain key customers.

Our commercial real estate information services business has approximately 730 customers at December 31, 2007, but derives approximately 33% of its revenues from 25 customers. If we were to experience a reduction or loss of business from a number of these 25 largest customers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our financial condition, cash flows and profitability. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations and our pricing model is based on projected usage, we may be impacted by consolidation among our customers and potential customers, as a result of their reduced usage or greater bargaining power. The largest customer accounted for 2.4% of Reis Services revenues for the period June 1, 2007 to December 31, 2007.

We may be unable to compete successfully with our current or future competitors.

We have competition from both local companies that prepare commercial real estate research with respect to their specific geographic areas and national companies that prepare national commercial real estate research. Specifically, certain of our products compete with those of Torto Wheaton Research, a wholly-owned subsidiary of CB Richard Ellis, Property and Portfolio Research, a subsidiary of the Daily Mail Group, and Costar Group, Inc. Some of our competitors, either alone or with affiliated entities, may have greater access to resources than we do. Competition could negatively impact our revenues and profitability.

We may not be able to sustain revenue growth in our commercial real estate information services business and future financial performance may be difficult to assess.

Although our commercial real estate information services business was formed it 1980, it first offered services online in 1996. Although profitable since fiscal 2004, our commercial real estate information services business experienced losses in 1996 through fiscal 2003 from the introduction of online services. We may incur additional expenses, such as marketing and product development expenses, with the expectation that revenues will grow in the future. However, such expectations may not be realized.

We must continue to obtain information from multiple sources.

The quality of Reis SE depends substantially on information provided by a large number of commercial real estate brokers, agents, and property owners. If a significant number of these sources choose not to continue providing information to us, our product could be negatively affected, potentially resulting in an increase in customer cancellations and a failure to acquire new customers.

Our revenues, expenses and operating results could be affected by general economic conditions or by changes in commercial real estate markets, which are cyclical.

Our business is sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenues, expenses, operating results or cash flows, such as:

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

If our customers choose not to use Reis SE because of economic conditions, and we are not successful in attracting new customers, our revenues, expenses, operating results, cash flows or stock price could be negatively affected.

A primary source of new customers for us is the commercial real estate professional community, which may be reluctant to adopt our products and services.

Our success has depended on our ability to convince commercial real estate professionals that Reis SE is superior to other traditional methods of conducting commercial real estate market research and valuation. Many commercial real estate professionals are used to conducting market research and valuation through the traditional means of relying on a network of contacts in a local market. Commercial real estate professionals may prefer to continue to use traditional methods or may be slow to adopt our products and services. If we are unable to continue to persuade commercial real estate professionals that Reis SE is a superior alternative to traditional means of conducting market research and valuation, our operating results and profitability may be negatively affected.

Our success depends on our ability to introduce new or upgraded services or products.

To continue to attract new customers to Reis SE, we may need to introduce new products or services. We may choose to develop new products and services independently or choose to license or otherwise integrate content and data from third parties. The introduction of new products and services could impose costs on our business and require the use of resources, and there is no guarantee that we will continue to be able to access new content and technologies on commercially reasonable terms or at all. If customers or potential customers do not recognize the value of our new services or enhancements to existing services, operating results could be negatively affected. We may incur significant costs and experience difficulties in developing and delivering these new or upgraded services or products.

Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing products and services have inherent risks, and we may not be able to manage these product developments and enhancements successfully or in a cost effective manner. If we are unable to continue to develop new or upgraded services or products, then customers may choose not to use our products and services. Our growth would be negatively impacted if we were unable to successfully market and sell any new services or upgrades.

If we fail to protect confidential information against security breaches, or if customers are reluctant to use products because of privacy concerns, we might experience a loss in profitability.

Pursuant to the terms and conditions of use on our web site, as part of our customer registration process, we collect and use personally identifiable information. Industry-wide incidents or incidents with respect to our web sites, including theft, alteration, deletion or misappropriation of information, security breaches, computer hackers, viruses or anything else manifesting contaminating or destructive properties, or changes in industry standards, regulations or laws could deter people from using the Internet or our web site to conduct transactions that involve the transmission of confidential information, which could harm our business. Under the laws of certain jurisdictions, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we may be required to inform any customers whose data was stolen, which could harm our reputation and business.

Our business could be harmed if we are unable to maintain the integrity and reliability of our data.

Our success depends on our customers’ confidence in the comprehensiveness, accuracy, and reliability of the data we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, data is susceptible to electronic malfeasance including, theft, alteration, deletion, viruses and computer hackers. If we cannot maintain the quality of our data, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data.

We may be unable to enforce or defend our ownership or use of intellectual property.

Our business depends in large measure on the intellectual property utilized in our methodologies, software and database. We rely on a combination of trademark, trade secret and copyright laws, registered domain names, contracts which include non-disclosure provisions, work-for-hire provisions, and technical security measures to protect our intellectual property rights. However, we do not hold Federal registrations covering all of our trademarks and copyrightable materials. We also do not own any patents or patent applications. Our business could be significantly harmed if we do not continue to protect our intellectual property. The same would be true if claims are made against us alleging infringement of the intellectual property rights of others. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle, and could require substantial amounts of time and expenditures.

If our web site or other services experience system failures or malicious attacks, our customers may be dissatisfied and our operations could be impaired.

Our business depends upon the satisfactory performance, reliability and availability of our web site. Problems with the web site could result in reduced demand for our services. Furthermore, the software underlying our services is complex and may contain undetected errors. Despite testing, we cannot be certain that errors will not be found in our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases or legal claims by customers.

Additionally, our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in service could result from the failure of data providers, telecommunications providers, or other third parties, including computer hackers. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm our business.

Our internal network infrastructure could be disrupted or penetrated, which could materially impact both our ability to provide services and customers’ confidence in our services.

Our operations depend upon our ability to maintain and protect our computer systems, most of which are redundant and independent systems in separate locations. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, computer viruses, vandalism, fire, floods, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similar events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or block our ability to provide services, which could significantly impact our business.

Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any security breaches to date and we maintain a firewall, a hacker who penetrates network security could misappropriate proprietary information or cause interruptions in our services. We might be required to further expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses or anything else manifesting contaminating or destructive properties could expose us to litigation or to a material risk of loss.

Any of these incidents could materially impact our ability to provide services as well as materially impact the confidence of our customers in our services, either of which could significantly and adversely impact our business.

We may be subject to regulation of advertising and customer solicitation or other newly-adopted laws and regulations.

As part of our customer registration process, our customers agree to receive emails and other communications from us. However, we may be subject to restrictions on our ability to communicate with customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by the government of the U.S., state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on our web site, the information or services we provide or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties or damage our reputation or could increase our costs or make our services less attractive.

Our revenue, expenses, operating results and cash flows are subject to fluctuations.

Our revenues, expenses, operating results and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

•	obtaining new customers and retaining existing customers;

•	changes in our marketing or other corporate strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	costs related to acquisitions of businesses or technologies; and

•	other factors outside of our control.

The Bank Loan documents contain financial and operating restrictions that limit Reis Services’s access to credit. If Reis Services fails to comply with the covenants in the Bank Loan documents, Reis Services may be required to repay the indebtedness on an accelerated basis.

Provisions in the Bank Loan impose restrictions on Reis Services’s ability to, among other things:

•	incur additional debt;

•	amend its organizational documents;

•	pay dividends and make distributions;

•	redeem or repurchase outstanding equity;

•	make certain investments;

•	create certain liens;

•	enter into transactions with stockholders and affiliates;

•	undergo a change of control; and

•	make certain fundamental changes, including engaging in a merger or consolidation.

The credit agreement also contains other customary covenants, including covenants which require Reis Services to meet specified financial ratios and financial tests. If Reis Services were not able to comply with these covenants in the future, the failure to do so may result in the declaration of an event of default and cause Reis Services to be unable to borrow on the $2,000,000 undrawn portion of the Bank Loan. Furthermore, certain events, such as the delisting of our common stock from a national stock exchange or the voluntary or involuntary filing by Reis under any bankruptcy, insolvency or similar law (which is not stayed or dismissed within certain time periods), will cause an event of default. In addition, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require Reis Services to pay all amounts outstanding. If an event of default occurs, Reis Services may not be able to cure it within any applicable cure period, if at all. If the maturity of this indebtedness is accelerated, Reis Services or Reis may not have sufficient funds available for repayment or may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. Furthermore, the Bank Loan is secured by Reis Services’s assets and, therefore, these assets will not be available to secure additional credit.

We may be subject to tax audits or other procedures concerning our tax collection policies.

We do not collect sales or other similar taxes in states other than New York. However, one or more states (other than New York) may seek to impose sales tax collection obligations on out-of-state companies, such as Reis, which engage in online commerce. A successful assertion that we should collect sales, use or other taxes on the sale of merchandise or services into these states could harm our business.

If we are not able to successfully identify or integrate future acquisitions, our business operations and financial condition could be adversely affected, and future acquisitions may divert our management’s attention and consume significant resources.

We may in the future attempt to further expand our markets and services in part through acquisitions of other complementary businesses, services, databases and technologies. Mergers and acquisitions are inherently risky, and we cannot assure you that future acquisitions, if any, will be successful. The successful execution of any future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Any such acquired businesses would generally be subject to the risks described in “Risk Factors Relating to Our Commercial Real Estate Information Services Business” in this section.

Failure to manage and successfully integrate acquired businesses could harm our business. In addition, if we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, existing stockholders’ ownership may be diluted.

Risk Factors Relating to Our Residential Development Activities

We are subject to the risks that generally affect real estate investors and developers.

The value of our real estate assets is subject to certain risks applicable to our assets and inherent in the real estate industry. In fact, in recent months, real estate values across the United States have declined rapidly. In addition, the availability of credit for both developers and buyers has significantly decreased. Deteriorating market conditions, among other factors, have resulted in Reis recording impairment charges of approximately $3,149,000 in December 2007 with respect to the historic Wellsford real estate assets, and future events could cause further impairment charges to be recorded. These factors, which, if they persist, could have a material adverse effect on our business, results of operations and financial condition, include:

•	downturns in the national, regional and local economies where our properties are located;

•	macroeconomic, as well as specific regional and local market conditions;

•	decreases in the availability of debt or other financing, for Reis or for potential purchasers of Reis’s real estate assets;

•	competition from other for-sale housing developments;

•	local real estate market conditions, such as oversupply of, or reduction in demand for, residential homes and condominium units;

•	increased operating and construction costs, including insurance premiums, utilities, building materials, labor and real estate taxes;

•	increases in interest rates; and

•	the cost of complying with environmental, zoning, and other laws.

The market for construction and development of real estate is highly competitive.

Developers and builders compete for, among other things, desirable properties, financing, raw materials and skilled labor. We compete with large homebuilding companies, many of which have substantially greater financial, marketing, and sales resources than we do and with smaller local builders. The consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing, and sales resources than we do and thus are able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business.

Our development and construction activities expose us to risks associated with the sale of residential units.

We are subject to risks associated with the sale of residential properties, including the sale of condominium units, single family homes or lots; some of these risks currently exist. These risk factors, which could have a material adverse effect on our business, results of operations and financial condition if they materialize or persist, include:

•	a lack of demand by prospective buyers;

•	the inability to find qualified buyers;

•	the inability of buyers to obtain satisfactory financing;

•	the inability to close on sales of properties under contract;

•	dissatisfaction by purchasers with the homes purchased from us, which may result in litigation costs, remediation costs or warranty expenses;

•	the failure to sell a number of units or homes at any particular project which is sufficient to provide for full funding of homeowners’ association dues;

•	dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us in a condominium and/or subdivision development, which may result in litigation costs, remediation costs or warranty expenses; and

•	reduced sales or sales of lower priced condominium units, single family homes or lots, due to increases in interest rates, which makes it more expensive for buyers to obtain financing.

We currently intend to continue to develop our residential projects at East Lyme and Claverack through the subdivision, construction and sale of single family homes or lots, and to complete the sale of condominium units at our Gold Peak project (where we have substantially completed construction). However, if a determination were made by our Board to accelerate the sale of the East Lyme project or the Claverack project in a bulk disposition, as a result of a prolonged period of negative market factors related to construction, development, financing or the inability to sell residential units (as described above), that could have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to risks associated with construction and development.

We currently intend to continue to develop our residential projects at East Lyme and Claverack through the subdivision, construction and sale of single family homes or lots, and to complete the sale of condominium units at our Gold Peak project (where we have substantially completed construction). Alternatively, or in combination, we may sell the East Lyme project or the Claverack project to another developer, thus foregoing potential development profits associated with these properties. Our development and construction activities give rise to additional risks, which, if they materialize, could have a material adverse effect on our business, results of operations and financial condition and include:

•	the possibility that we may discontinue development opportunities after expending significant resources to determine feasibility, to perform infrastructure construction, or to build, in certain instances;

•	the possibility that we may not obtain construction financing on reasonable terms and conditions, or be able to refinance or extend existing financing on similar terms or at all;

•	the possibility that development, construction, and the sale of our projects, may not be completed on schedule resulting in increased interest expense, construction costs and general and administrative expenses;

•	the inability to obtain, or costly delays in obtaining, zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could delay or prevent commencement of development activities or delay completion of such activities;

•	the fact that properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes, condominium units or lots and may experience operating deficits after the date of completion and until such homes or condominium units are sold;

•	increases in the cost of construction materials; and

•	the inability to obtain proceeds from borrowings on terms financially advantageous to us or to raise alternate equity capital.

Current increasingly restrictive credit market conditions, along with the downturn in residential home sales, have made it more difficult to obtain bank financing for our residential development and construction activities. We cannot make any assurances as to our ability to obtain financing for our Claverack project or to extend our existing financing with respect to our East Lyme project.

We may not be able to generate sufficient cash flow to meet our debt service obligations related to our residential development activities.

Our ability to make scheduled payments of principal or interest on our indebtedness obligations related to our residential development activities will depend on our future performance, which, to a certain extent, is subject to general economic conditions, financial, competitive, legislative, regulatory, political, business, and other factors. We believe that cash on hand and cash generated by our business will be sufficient to enable us to make our debt payments as they become due. However, if the sales of condominium units, single family homes or lots do not generate sufficient cash flow, or if future borrowings are not available in an amount sufficient to enable us to service our indebtedness or to fund its other liquidity needs, we may not be able to fulfill our debt service obligations.

Neither our organizational documents nor those of our subsidiaries contain any limitation on the amount of debt that may be incurred. Accordingly, we and such subsidiaries could incur significant amounts of debt, resulting in increases in debt service payments which could increase the risk of default on indebtedness.

Some of our development projects have incurred, and may incur, debt, in which case a third party lender would be entitled to cash flow generated by such investments until that debt is repaid.

As a result of our borrowings, we are subject to certain risks normally associated with debt financing which, if they materialize, could have a material adverse effect on our business, results of operations and financial condition, including the risk that cash flow from sales of condominium units, single family homes or lots will be insufficient to meet required payments of principal and interest, the risk that existing debt will not be able to be refinanced, and the risk that the terms of such refinancings will not be as favorable to us. In addition, we may not be able to obtain modifications to extend the terms of existing financing and/or increase borrowing capacity on existing construction loans. Such borrowings will increase the risk of loss on an investment which utilizes borrowings. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the security for such loan.

In addition, a lender may choose to offset a portion of the loan balance with the cash we have on deposit with the lender.

The restrictive covenants associated with our outstanding indebtedness under construction and development loans may limit our ability to operate our business.

Our debt obligations require us to comply with a number of financial and other covenants on an ongoing basis. Some of those obligations may restrict our ability to incur additional debt or take other actions. In other cases, failure to comply with covenants may limit our ability to borrow funds or cause a default under one or more of our then existing loans, possibly requiring us to either prepay a portion of the outstanding principal or provide additional cash collateral.

Increased insurance costs and reduced insurance coverage may affect our results of operations and increase our potential exposure to liability.

Partially as a result of the September 11 terrorist attacks, the cost of insurance has risen, deductibles and retentions have increased, and the availability of insurance has diminished. Significant increases in our cost of insurance coverage or significant limitations on coverage could have a material adverse effect on our business, financial condition, and results of operations from such increased costs or from liability for significant uninsurable or underinsured claims.

In addition, there are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes, and other geologic events may not be insurable, and other losses, such as those arising from terrorism, wars, or acts of God may not be economically insurable. A material uninsured loss to any of our properties or assets could adversely affect our business, results of operations and financial condition and we may nevertheless remain obligated for any mortgage debt or other financial obligations related to that property or asset.

We are subject to environmental laws and regulations, and our properties may have environmental or other contamination.

We are subject to various Federal, state, and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or individual condominium units or apartments, or to borrow funds using that property as collateral. Costs associated with the foregoing could be substantial and in extreme cases could exceed the value of the contaminated property. Environmental claims are generally not covered by our insurance programs.

The particular environmental laws that apply to any given homebuilding site vary according to the site’s location, its environmental condition, and the present and former uses of the site, as well as those of adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. The one environmental condition affecting our properties of which we are aware relates to a portion of the East Lyme project. This land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in the value of the property and is recognized as a liability at December 31, 2007.

Our properties are subject to various Federal, state and local regulatory requirements, such as state and local fire and life safety requirements and the Americans with Disabilities Act.

If we fail to comply with regulatory requirements, we could incur fines or be subject to private damage awards. Compliance with requirements may require significant unanticipated expenditures by us. Such expenditures could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company, through our Residential Development Activities segment, owns or has ownership interests in the following residential development projects at December 31, 2007:

		Number
		of Lots/
	Year	Units		Encumbrance at December 31,
Property/Location	Acquired	Zoned	Type	2007(A)	2006(A)

Gold Peak/Denver, CO(B)	1999	259	Condominiums	$6,417,000	$9,550,000
The Orchards/East Lyme, CT(C)	2004	101	Single family homes	$6,966,000	$10,579,000
East Lyme Land/East Lyme, CT(D)	2005	60	Single family home lots	N/A	N/A
The Stewardship/Claverack, NY(E)	2004	48	Single family home lots	N/A	N/A
Fordham Tower/Chicago, IL(F)	2004	(F )	Highrise condominiums	N/A	N/A

(A)	For a description of encumbrances on the Company’s development properties, see the disclosure in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(B)	At December 31, 2007, 185 units were sold and 20 units were under contract. Initial unit deliveries commenced in January 2006.

(C)	At December 31, 2007, 19 homes were sold and three homes were under contract. Home sales commenced in June 2006.

(D)	The East Lyme Land is contiguous to The Orchards.

(E)	The Company is completing the required infrastructure and constructing two model homes with the intent to sell lots to individual buyers. Financing for certain costs is expected to be obtained during 2008.

(F)	In September 2004, Clairborne Fordham obtained title to the remaining unsold components of Fordham Tower. The final remaining unit was sold in January 2008.

Item 3.	Legal Proceedings.

Neither the Company nor any of its subsidiaries are presently a party to, and none of their respective properties are subject to, any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective November 30, 2007, the Company’s common shares commenced trading on the NASDAQ under the symbol “REIS”. Prior to that date, the Company’s common shares were traded on the AMEX under the symbol “WRP”. As of December 31, 2007, there were approximately 400 holders of record of our common stock. This number represents the actual record holders as shown on the securities holder list obtained from our transfer agent. These record holders held 3,438,078 shares of our common stock. As of December 31, 2007, an additional 7,546,439  shares of our common stock were held in participant accounts through The Depository Trust Company, and are not reflected in the count of record holders.

The high and low closing sales prices per share for the common shares for the years ended December 31, 2007 and 2006 are as follows:

	2007		2006
Quarter	High	Low	High	Low

First	$7.94	$7.39	$7.91	$5.55
Second	$11.02	$7.75	$8.05	$7.06
Third	$10.23	$7.40	$7.70	$6.71
Fourth	$7.68	$6.56	$7.60	$6.47

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s (formerly Wellsford) common stock, which is represented below by “REIS,” for the period commencing December 31, 2002 through December 31, 2007, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group, given the fact that Wellsford was in liquidation prior to the May 2007 Merger, the change in Reis’s business following the Merger and the limited number of issuers of similar size in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and in Reis (Wellsford) common stock on December 31, 2002, and (2) reinvestment of dividends, which in the case of Reis includes the December 14, 2005 initial liquidating distribution of $14.00 per share. The total return for Reis common stock from December 31, 2002 to December 31, 2007 was approximately 65.7% versus approximately 112.9% for the Russell 2000 and 82.8% for the S&P 500.

Dividends

The Company did not declare or distribute any dividends during 2007 or 2006.

Issuer Purchases of Equity Securities

Pursuant to the Plan, the Company was permitted to repurchase its common shares. Upon termination of the Plan, there are no formal authorizations to repurchase the Company’s stock. No repurchases were made during 2007 or 2006.

Other Security Information

In December 2006, the Board amended the Company’s charter to reclassify all of the authorized but unissued shares of series A 8% convertible redeemable preferred stock, class A-1 common stock, and to the extent such shares remained classified, class A common stock, as shares of common stock of the Company. For additional information concerning the Company’s capitalization, see Note 9 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of those common shares of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data.

The following tables set forth selected historical consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and the notes related to those financial statements starting at page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. The Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005 which was utilized until May 31, 2007 upon completion of the Merger and termination of the Plan. Effective with the close of business on May 31, 2007, the Company returned to the going concern basis of accounting. Information prior to November 17, 2005 is also presented on the going concern basis of accounting.

(amounts in thousands, except per share data)

	Summary
	Consolidated
	Statement of
	Operations Data	Consolidated Statement of			Summary Consolidated Statement of
	(Going Concern	Changes in Net Assets			Operations
	Basis) (A)	(Liquidation Basis) (A)			Data (Going Concern Basis) (A)
	For the Period	For the Period	For the	For the Period	For the Period
	June 1 to	January 1 to	Year Ended	November 18 to	January 1 to	For the Years Ended
	December 31,	May 31,	December 31,	December 31,	November 17,	December 31
	2007	2007	2006	2005	2005	2004	2003

Net assets in liquidation — beginning of period		$57,596	$56,569	$146,889
Distributions to stockholders (B)		—	—	(90,597)
Changes in net real estate assets under development, net of minority interest and estimated income taxes		(1,805)	1,552	—
Provision for option cancellation reserve		—	(4,227)	—
Change in option cancellation reserve		(4,636)	926	—
Exercise of stock options		—	1,008	56
Operating income		768	1,768	221

(Decrease) increase in net assets in liquidation		(5,673)	1,027	(90,320)

Net assets in liquidation — end of period		$51,923	$57,596	$56,569

Revenues	$36,367				$12,641	$25,655	$26,792
Costs and expenses	(34,873)				(18,141)	(29,332)	(31,320)
Impairment loss on real estate assets under development (C)	(3,149)				—	—	—
Income (loss) from joint ventures (E) (F) (G)	(5)				11,850	(23,715)	(34,429)
Interest income on cash and investments	711				2,069	1,994	8,810
Interest expense	(1,003)				(5,482)	(8,248)	(6,583)
Minority interest (expense) benefit	(77)				172	88	85

(Loss) income before income taxes, Convertible Trust Preferred Securities and discontinued operations	(2,029)				3,109	(33,558)	(36,645)
Income tax (benefit) expense (G)	(739)				91	(130)	7,135
Convertible Trust Preferred Securities distributions (D)	—				—	—	(2,099)

(Loss) income from continuing operations	(1,290)				3,018	(33,428)	(45,879)
Discontinued operations, net of taxes (H)	—				—	725	20

Net (loss) income	$(1,290)				$3,018	$(32,703)	$(45,859)

Per share amounts, basic:
(Loss) income from continuing operations	$(0.12)				$0.47	$(5.17)	$(7.11)
Discontinued operations (H)	—				—	0.11	—

Net (loss) income	$(0.12)				$0.47	$(5.06)	$(7.11)

Per share amounts, diluted:
(Loss) income from continuing operations	$(0.28)				$0.47	$(5.17)	$(7.11)
Discontinued operations (H)	—				—	0.11	—

Net (loss) income	$(0.28)				$0.47	$(5.06)	$(7.11)

Cash dividends per common share (B)	$—	$—	$—	$14.00	$—	$—	$—

Weighted average common shares outstanding:
Basic	10,984				6,468	6,460	6,454

Diluted	11,197				6,470	6,460	6,454

Selected Financial Data (continued)

	Summary
	Consolidated
	Balance Sheet
	Data	Consolidated Net Assets		Summary Consolidated
	(Going Concern	in Liquidation		Balance Sheet Data
	Basis)	(Liquidation Basis)		(Going Concern Basis)
	December 31,
	2007	2006	2005	2004	2003

Cash and cash equivalents	$23,238	$39,050	$41,027	$65,864	$55,378
Real estate assets, at cost	26,772	—	—	151,275	147,357
Accumulated depreciation	—	—	—	(21,031)	(16,775)
Real estate assets under development, at estimated value	—	41,159	44,233	—	—
Goodwill and other intangible assets	80,178	—	—	—	—
Notes receivable	—	—	158	1,190	3,096
Assets held for sale (A)	—	—	—	—	2,335
Investment in Reis	—	20,000	20,000	6,790	6,790
Investment in joint ventures	102	423	453	7,195	46,970
Investments in U.S. Government securities	—	—	—	27,551	27,516
Total assets, at cost	144,848	—	—	254,637	285,827
Total assets, at estimated value	—	108,477	126,670	—	—
Reserve for estimated costs during the liquidation period	—	18,302	24,057	—	—
Reserve for option liability	527	2,633	—	—	—
Construction loans, mortgage notes payable and all other debt	38,211	20,129	19,250	108,853	109,505
Deferred revenue	13,262	—	—	—	—
Debentures (D)	—	—	—	25,775	—
Convertible Trust Preferred Securities (D)	—	—	—	—	25,000
Total stockholders’ equity	79,699	—	—	98,783	131,274
Net assets in liquidation	—	57,596	56,569	—	—
Other balance sheet information:
Common shares outstanding	10,985	6,647	6,471	6,467	6,456

Equity per share	$7.26			$15.28	$20.33

Net assets in liquidation per share		$8.67	$8.74

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for significant changes in revenues and expenses.

(B)	Initial and only liquidating distribution, declared December 2, 2005 and paid December 14, 2005.

(C)	In December 2007, the Company recorded aggregate impairment charges of approximately $3,149 related to East Lyme and the East Lyme Land. These charges were the result of continuing deteriorating market conditions in the fourth quarter of 2007 and management’s expectations for the future. The Company utilized assumptions in its discounted cash flow model that reflected the negative impact of the current market conditions and the negative effects on sales revenue, sales velocity, costs and the development plan.

(D)	During the first quarter of 2004, the Company de-consolidated the entity that issued the convertible trust preferred securities as required by the Financial Accounting Standards Board Interpretation No. 46R, which we refer to as FIN 46R. Accordingly, the Company presented the $25,775 of debentures instead of $25,000 of convertible trust preferred securities on its balance sheet at December 31, 2004. The expense for the debentures of approximately $824 and $2,100 is included with interest expense as a component of costs and expenses for the period January 1, 2005 to November 17, 2005 and the year ended December 31, 2004, respectively, instead of as distributions, net of tax benefit as it had been presented for the year ended December 31, 2003. In April 2005, the Company completed the redemption of the debentures.

(E)	During 2005, the Company realized income of $11,148 from its then existing commercial office joint venture investment, which we refer to as Wellsford/Whitehall, including a $5,986 gain on redemption of its interest in September 2005 and approximately $6,000 from its share of net gains from property sales.

(F)	The loss in the 2004 period is primarily attributable to (1) a $9,000 impairment charge recorded by the Company at September 30, 2004 related to the sale of its interest in a debt business, which we refer to as Second Holding, (2) the Company’s net $6,606 share of a write-down of one of Second Holding’s investments during the first quarter of 2004 and (3) the Company’s share of losses aggregating $10,437 from Wellsford/Whitehall.

(G)	During the fourth quarter of 2003, Wellsford/Whitehall recorded an impairment charge of approximately $114,700 related to 12 assets in the portfolio. The Company’s share of this impairment charge was approximately $37,377 in 2003 and as a result, the Company wrote-off related unamortized warrant costs on the Company’s books of approximately $2,644 related to Wellsford/Whitehall and determined at that time that it was not appropriate to carry the balance of the net deferred tax asset attributable to NOL carryforwards and recorded a valuation allowance of $6,680 in the fourth quarter of 2003.

(H)	Relates to the classification of two properties as a discontinued operation effective as of June 30, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Organization

Reis, Inc., the “Company” or “Reis” (formerly Wellsford Real Properties, Inc.), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the merger of Private Reis with and into Reis Services, LLC, a wholly-owned subsidiary of Wellsford.

Business

Private Reis’s Historic Business

Private Reis was founded in 1980 as a provider of commercial real estate market information and today is a leader in that field. Reis maintains a proprietary database containing detailed information on commercial properties in neighborhoods and metropolitan markets throughout the U.S. The database contains information on apartment, retail, office and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess and quantify the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides online access to information and analytical tools designed to facilitate both debt and equity transactions. In addition to trend and forecast analysis at neighborhood and metropolitan levels, the product offers detailed building-specific information such as rents, vacancy rates and lease terms, property sale information, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development, and construction.

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997 as a corporate subsidiary of the Residential Trust. On May 30, 1997, the Residential Trust merged with Equity Residential, or EQR, at which time the Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of the Residential Trust and distributed to its common stockholders all of its outstanding shares of the Company. Prior to the adoption of the Plan, the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects.

Residential Development Activities

At December 31, 2007, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 185 Gold Peak units were sold through December 31, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres. Sales commenced in June 2006 and 19 homes were sold through December 31, 2007.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company’s board of directors, which we refer to as the Board. The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis of accounting. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statements of operations include the operations of Reis Services, effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, used $25,000,000 of the cash consideration (which was funded by a $27,000,000 bank loan facility (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger), and approximately $9,573,000 provided by the Company. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under relevant accounting literature.

Upon the completion of the Merger and the settlement of certain outstanding loans, Lloyd Lynford and Jonathan Garfield, both executive officers and directors of Private Reis, became the Chief Executive Officer and Executive Vice President, respectively, of the Company and both became directors of the Company. The Company’s former Chief Executive Officer and Chairman, Jeffrey Lynford, remained Chairman of the Company. Lloyd Lynford and Jeffrey Lynford are brothers. The merger agreement provided that the outstanding loans to Lloyd Lynford and Mr. Garfield aggregating approximately $1,305,000 be simultaneously satisfied with 159,873 of the Company’s shares received by them in the Merger. Immediately following the consummation of the Merger, the Private Reis stockholders owned approximately 38% of the Company.

As the Company is the acquirer for accounting purposes, the acquisition has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. An initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. Upon consummation of the Merger, the Plan was terminated. Consequently, it was necessary to recharacterize $1.15 of the $14.00 per share cash distribution from what may have been characterized at that time as a return of capital for Company stockholders to taxable dividend income.

For all periods preceding stockholder approval of the Plan on November 17, 2005, the Company’s financial statements were presented on the going concern basis of accounting. As required by Generally Accepted Accounting Principles, or GAAP, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates have been periodically reviewed and adjusted as appropriate.

The Company’s net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting), and at December 31, 2006 were:

	May 31,	December 31,
	2007	2006

Net assets in liquidation	$51,922,617	$57,595,561
Per share	$7.76	$8.67
Common stock outstanding	6,695,246	6,646,738

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

Selected Significant Accounting Policies

Management has identified the following accounting policies, which it believes are significant in understanding the Company’s activities, financial position and operating results.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions preceeding and then subsequent to the dates of reporting under the liquidation basis of accounting. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Intangible Assets, Amortization and Impairment

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (SOP 98-1). The Company expenses all internet web site costs incurred during the preliminary project stage. All direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. The Company capitalized approximately $473,000 during the period June 1, 2007 to December 31, 2007 related to Web Site Development costs.

The value ascribed to the web site development intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three years and is charged to product development expense.

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. The Company capitalized approximately $550,000 during the period June 1, 2007 to December 31, 2007 related to the database. Costs of updating and maintaining information on existing properties in the database are expensed as incurred.

The value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three or five years and is charged to cost of sales.

Customer Relationships

The value ascribed to customer relationships acquired at the time of the Merger is amortized over 15 years on an accelerated basis and is charged to sales and marketing expense.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger is amortized over the remaining term of the acquired office lease which was approximately nine years. Amortization is charged to general and administrative expenses.

Goodwill and Intangible Assets Impairment

Goodwill is tested for impairment at least annually or after a triggering event has occurred requiring such a calculation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is not deductible for income tax purposes. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from the acquisition be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and also that the carrying amount of amortizable intangible assets be reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Real Estate, Other Investments, Depreciation and Impairment

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

Depreciation was computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for rental residential buildings and improvements and two to twelve years for furnishings and equipment. Depreciation and amortization expense was approximately $3,887,000 for the period January 1, 2005 to November 17, 2005 prior to the adoption of liquidation accounting and the sale of related residential assets.

The Company has historically reviewed its real estate assets, investments in joint ventures and other investments for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment. Under the liquidation basis of accounting, the Company evaluated the fair value of real estate assets owned and under construction and made adjustments to the carrying amounts when appropriate. The Company recorded downward valuation adjustments aggregating approximately $11,101,000 related to two residential development projects during the liquidation period, including approximately $8,361,000 at December 31, 2006 and $2,740,000 at May 31, 2007. Under SFAS No. 144 and the going concern basis of accounting, if estimated cash flows on an undiscounted basis are insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value is recognized. The Company recorded additional impairment charges aggregating approximately $3,149,000 in December 2007, which is reflected as a component of cost of sales on the statements of operations.

Revenue Recognition and Related Items

Reis Services

The Company’s subscription revenue is derived principally from subscriptions to its web-based services and is recognized as revenue ratably over the related contractual period, which is typically one year, but can be as long as 36 months. Revenues from ad-hoc and custom reports are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.

Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

Real Estate Activities

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting, including the liquidation basis of accounting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

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

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business which are revenue, revenue growth, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization), EBITDA growth and EBITDA margin. Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of GAAP net income to EBITDA for each of the periods presented here, see below). The pro forma information for the years ended December 31, 2007 and 2006 and the three months ended December 31, 2006 are presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006. This pro forma information is not necessarily indicative of what the actual results would have been had the Merger been consummated, the proceeds from the Bank Loan had been received and the Plan terminated as of January 1, 2006, nor does it purport to represent future results.

(amounts in thousands, excluding percentages)

	For the Three Months Ended
	December 31,			Percentage
	2007	2006 (Pro Forma)	Increase	Increase

Revenue	$6,398	$5,104	$1,294	25.4%
EBITDA	$2,575	$1,772	$803	45.3%
EBITDA margin	40.2%	34.7%

	For the Three Months Ended
	December 31,	September 30,			Percentage
	2007	2007	Increase		Increase

Revenue	$6,398	$6,343	$55	(A)	0.9%
EBITDA	$2,575	$2,557	$18	(B)	0.7%
EBITDA margin	40.2%	40.3%

(A)	Revenue from special project and consulting work that was performed and earned in the third quarter was approximately $200 greater than the amount in the fourth quarter. If we compared total revenue in the aggregate for these two periods without the variance related to revenue from special project and consulting work, the increase period to period would have been $255, or 4.0%, representing growth in our primary subscription business. Generally, this type of special project and consulting work is not a substantial amount in any given period.

(B)	EBITDA growth between the third and fourth quarters of 2007 was $18. This is impacted by the explanation in (A) above, as well as the impact of additional annual expenses that were accrued in the fourth quarter of 2007.

For the Seven
Months Ended
December 31,
2007 (A)

Revenue	$14,615
EBITDA	$5,820
EBITDA margin	39.8%

(A)	This information is presented consistent with the period presented in our consolidated financial statements under the going concern basis of accounting. Comparable information for this period is not disclosed. We have included full year pro forma comparisons below.

	Pro Forma for the Years Ended
	December 31,			Percentage
	2007	2006	Increase	Increase

Revenue	$23,668	$19,288	$4,380	22.7%
EBITDA	$8,508	$6,136	$2,372	38.7%
EBITDA margin	35.9%	31.8%

	For the Fiscal Years				Percentage
	Ended October 31, (A)			Increase	Increase
	2006		2005	(Decrease)	(Decrease)

Revenue	$18,802		$16,515	$2,287	13.8%
EBITDA	$4,599	(B)	$4,817	$(218)	(4.5)%
EBITDA margin	24.5%		29.2%

(A)	This presentation reflects results of Private Reis and its fiscal years ended October 31. See table below.

(B)	Includes $1,245 of non-recurring losses associated with vacating Private Reis’s former office space. Excluding this non-recurring item, EBITDA for the period would have been $5,844, representing an increase of $1,027 or 21.3% over the corresponding 2005 period.

For additional information regarding the historic operating performance of Private Reis, we have presented Condensed Operating Data of Private Reis for the fiscal years ended October 31, 2006 and 2005. This information is presented on a fiscal year basis ending October 31 as derived from Private Reis historical audited financial statements.

	For the Fiscal Years Ended
	October 31,
	2006	2005

Subscription revenue	$18,801,565	$16,514,593
Cost of sales	3,475,513	3,269,468

Gross profit	15,326,052	13,245,125
Total operating expense	(11,329,336)	(9,869,869)
Other (expenses) income, net (A)	(1,026,271)	120,860

Income before income taxes	2,970,445	3,496,116
Income tax (expense) benefit (B)	(1,241,415)	4,687,118

Net income	$1,729,030	$8,183,234

(A)	Includes $1,245 of non-recurring losses associated with vacating Private Reis’s former office space in the 2006 period.

(B)	The 2005 period included a net tax benefit reflecting the recognition of Private Reis’s deferred tax asset based upon the determination of the expected future usability of Private Reis’s NOLs.

Reconciliation of Net Income to EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, senior management uses EBITDA to measure operational and management performance. Management believes that EBITDA is an appropriate metric that may be used by investors as a supplemental financial measure to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year to year or period to period, as applicable. Further, EBITDA provides the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses and stock based compensation, as well as other non-operating items, such as interest income, interest expense and income taxes. Management also believes that disclosing EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA to the most comparable GAAP financial measure, net income, follows for each identified period:

(amounts in thousands)

		Residential
		Development
Reconciliation of Net Income to EBITDA		Activities
for the Three Months Ended December 31, 2007	Reis Services	and Other*	Consolidated

Net (loss)			$(2,441)
Income tax (benefit)			(1,075)

Income (loss) before income taxes	$1,098	$(4,614)	(3,516)
Add back:
Depreciation and amortization expense	1,024	64	1,088
Impairment loss on real estate assets under development	—	3,149	3,149
Interest expense (income), net	453	(354)	99
Stock based compensation expense, net	—	297	297

EBITDA	$2,575	$(1,458)	$1,117

		Residential
		Development
Reconciliation of Net Income to EBITDA		Activities
for the Period June 1, 2007 to December 31, 2007	Reis Services	and Other*	Consolidated

Net (loss)			$(1,290)
Income tax (benefit)			(739)

Income (loss) before income taxes	$2,331	$(4,360)	(2,029)
Add back:
Depreciation and amortization expense	2,248	149	2,397
Impairment loss on real estate assets under development	—	3,149	3,149
Interest expense (income), net	1,241	(949)	292
Stock based compensation benefit, net	—	(888)	(888)

EBITDA	$5,820	$(2,899)	$2,921

		Residential
		Development
Reconciliation of Pro Forma Net Income to Pro Forma EBITDA		Activities
for the Year Ended December 31, 2007	Reis Services	and Other*	Consolidated

Pro forma net (loss)			$(12,154)
Income tax (benefit)			(1,142)

Income (loss) before income taxes	$1,944	$(15,240)	(13,296)
Add back:
Depreciation and amortization expense	4,301	256	4,557
Impairment loss on real estate assets under development	—	5,889	5,889
Interest expense (income), net	2,263	(1,406)	857
Stock based compensation benefit, net	—	(875)	(875)

Pro forma EBITDA	$8,508	$(11,376)	$(2,868)

		Residential
		Development
Reconciliation of Pro Forma Net Income to Pro Forma EBITDA		Activities
for the Year Ended December 31, 2006	Reis Services	and Other*	Consolidated

Pro forma net (loss)			$(13,152)
Income tax (benefit)			(876)

(Loss) before income taxes	$(573)	$(13,455)	(14,028)
Add back:
Depreciation and amortization expense	4,415	229	4,644
Impairment loss on real estate assets under development	—	8,361	8,361
(Income) from discontinued operations	—	(760)	(760)
Interest expense (income), net	2,294	(974)	1,320
Stock based compensation expense, net	—	1,245	1,245

Pro forma EBITDA	$6,136	$(5,354)	$782

		Residential
		Development
Reconciliation of Net Income to EBITDA		Activities
for the Three Months Ended September 30, 2007	Reis Services	and Other*	Consolidated

Net income			$316
Income tax expense			332

Income (loss) before income taxes	$1,016	$(368)	648
Add back:
Depreciation and amortization expense	932	64	996
Interest expense (income), net	609	(520)	89
Stock based compensation benefit, net	—	(132)	(132)

EBITDA	$2,557	$(956)	$1,601

		Residential
		Development
Reconciliation of Pro Forma Net Income to Pro Forma EBITDA		Activities
for the Three Months Ended December 31, 2006	Reis Services	and Other*	Consolidated

Pro forma net (loss)			$(8,289)
Income tax (benefit)			(498)

Income (loss) before income taxes	$54	$(8,841)	(8,787)
Add back:
Depreciation and amortization expense	1,148	66	1,214
Impairment loss on real estate assets under development	—	8,361	8,361
Loss from discontinued operations	—	43	43
Interest expense (income), net	570	(253)	317
Stock based compensation expense, net	—	311	311

Pro forma EBITDA	$1,772	$(313)	$1,459

*	Includes Palomino Park, East Lyme, the Company’s other developments and corporate level income and expenses.

The following reconciliation of net income to EBITDA is presented to provide the EBITDA of Private Reis for the fiscal years ended October 31, 2006 and 2005.

	For the Fiscal Years Ended
	October 31,
(amounts in thousands)	2006		2005

Reconciliation of GAAP net income to EBITDA
Net income	$1,729	(1)	$8,183
Add back:
Depreciation and amortization expense	1,848		1,442
Interest (income) expense, net	(219)		(121)
Income tax expense (benefit), net	1,241		(4,687)

EBITDA	$4,599		$4,817

(1)	Net income of $1,729 for the year ended October 31, 2006 includes $1,245 of non-recurring losses associated with vacating Private Reis’s former office space. Excluding this non-recurring item, EBITDA for the period would have been $5,844.

Results of Operations and Changes in Net Assets

Results of operations for the period June 1, 2007 to December 31, 2007

The results of operations for the period June 1, 2007 to December 31, 2007 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $14,615,000 and $2,920,000, respectively, for the period June 1, 2007 to December 31, 2007 resulting in a gross profit for the Reis Services segment of approximately $11,695,000. Amortization expense included in cost of sales during this period was approximately $1,025,000.

Revenue and cost of sales of residential units were approximately $21,752,000 and $18,651,000, respectively, for the period June 1, 2007 to December 31, 2007 from the sale of 46 condominium units at the Gold Peak development and 10 sales at East Lyme during the period.

In December 2007, the Company recorded aggregate impairment charges of approximately $3,149,000 related to East Lyme and the East Lyme Land. These charges were the result of continuing deteriorating market conditions in the fourth quarter of 2007 and management’s expectations for the future. The Company utilized assumptions in its discounted cash flow model that reflected the negative impact of the current market conditions and the negative effects on sales revenue, sales velocity, costs and the development plan. Further deterioration in market conditions or other factors may result in additional impairment charges in future periods.

Sales and marketing expenses and product development expenses were approximately $3,350,000 and $971,000, respectively, for the period June 1, 2007 to December 31, 2007 and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses and project development expenses during this period were approximately $445,000 and $299,000, respectively.

Property operating expenses of $746,000 for the period June 1, 2007 to December 31, 2007 represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expense of $8,180,000 for the period June 1, 2007 to December 31, 2007 includes current period expenses and accruals of $8,441,000 and depreciation and amortization expense of $627,000 for lease value and furniture, fixtures and equipment, offset by a net reduction of approximately $888,000 of non-cash compensation costs. This net reduction is comprised of an approximate $1,847,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $11.00 per share at May 31, 2007 to $7.68 per share at December 31, 2007 and options settled at an amount less than $11.00 per share during the period, offset by additional compensation expense from 2007 equity awards of approximately $959,000.

Interest and other income of $711,000 primarily reflects interest earned on cash for the period June 1, 2007 to December 31, 2007.

Interest expense of $1,003,000 for the period June 1, 2007 to December 31, 2007 includes interest and cost amortization on the Bank Loan of $1,325,000, non-capitalized interest from residential development activities of $75,000 and interest from other debt of $28,000, offset by the effect of the capitalization of interest of $425,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

The income tax benefit during the period June 1, 2007 to December 31, 2007 of $739,000 primarily reflects the tax benefit of the loss during the period.

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

Changes in net assets in liquidation for the year ended December 31, 2006

During the year ended December 31, 2006, net assets in liquidation increased $1,027,000. This increase is primarily attributable to (1) operating income of approximately $1,768,000 which primarily represents interest income earned from cash and cash equivalents, (2) amounts recognized for real estate assets under development of $1,552,000 which resulted from the net effect of sales of condominiums and homes and value adjustments to the development projects, (3) cash proceeds of approximately $1,008,000 from the exercise of stock options by an officer in November 2006 and (4) a decrease in the option cancellation reserve of $926,000 which primarily reflects the changes in the market price of Wellsford’s common stock between March 31, 2006 and December 31, 2006, offset by a $4,227,000 provision upon the adoption by the board of directors of modifications in the terms of Wellsford’s stock option plans during the first quarter of 2006. The provision resulted from the modification to allow for cash payments that would be made to option holders, at their election, as consideration for the cancellation of their options in the amount of the fair value of Wellsford common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006.

Changes in net assets in liquidation for the period November 18, 2005 to December 31, 2005

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

Results of operations for the period January 1, 2005 to November 17, 2005

Wellsford had net income of $3,018,000, or $0.47 per share for the period January 1, 2005 to November 17, 2005. The results for the 2005 period were positively impacted by Wellsford’s share of income from the sale of properties by Wellsford/Whitehall during the second quarter of 2005 and the gain of approximately $5,986,000 from the redemption of Wellsford’s interest in Wellsford/Whitehall.

Wellsford sold its residential rental assets in November 2005 and thereby ceased all rental operations, eliminating all rental income and property operating expenses, management, real estate taxes, depreciation and certain other costs for these assets. Property operating expenses of $9,867,000 represent all of the operating expenses, including depreciation and amortization expense of $3,887,000, related to the Palomino Park residential rental assets prior to their sale and the adoption of the liquidation basis of accounting.

The final two Silver Mesa condominium units were sold during the 2005 period. Revenue from these sales and the associated cost of sales were $488,000 and $386,000, respectively, during the 2005 period.

Wellsford recognized income of $11,850,000 during the 2005 period from its joint venture investments as follows:

For the Period
January 1 to
November 17, 2005

Wellsford/Whitehall (A)	$11,148,000
Clairborne Fordham (B)	702,000

Income (loss) from joint ventures	$11,850,000

(A)	Reflects an aggregate gain of approximately $5,986,000 upon redemption of Wellsford’s 35.21% equity interest during September 2005 (for approximately $8,300,000 of proceeds) and receipt of $141,000 of additional proceeds in December 2005. Fifteen properties were sold during the 2005 period for a net gain of which Wellsford’s share was approximately $6,000,000.

(B)	Reflects the Company’s 10% share of operating results and sales of Fordham Tower units in the 2007 period.

Interest and other income of $2,069,000 was comprised of interest income on cash and investments of $1,492,000, $518,000 of fee revenue from the Wellsford/Whitehall joint venture and $59,000 of interest from debt investments.

Interest expense of $5,482,000 was comprised of interest on mortgage notes and construction loans payable (net of amounts capitalized) of $4,658,000 and interest on debentures of $824,000 through their redemption in April 2005.

Income tax expense of $91,000 in the 2005 period is net of a net deferred tax credit of $109,000. The current taxes relate to minimum state and local taxes based on capital.

Income Taxes

Private Reis had NOL carryforwards aggregating approximately $11,800,000 at May 30, 2007 expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company’s merger with Value Property Trust (“VLP”) in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to the Code. As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation on the ability to utilize the Company’s NOLs, which is estimated to be $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $38,100,000 of these remaining NOLs at December 31, 2007. Of such amount, approximately $4,400,000 will expire in 2008 and approximately $5,558,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to the Merger ownership change. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs; however, there would be no such limitation on the Private Reis NOLs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes including at December 31, 2006 the liquidation basis beginning in 2005 and the amounts used for income tax purposes.

The net deferred tax liability was approximately $1,314,000 at December 31, 2007 and is reflected as a non current liability in the accompanying balance sheet. The significant portion of the deferred tax liability relates to the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141. The Company’s net deferred tax liabilities at December 31, 2006 are reported in accrued expenses and other liabilities in the Statement of Net Assets in Liquidation at December 31, 2006. The deferred tax assets and liabilities at December 31, 2006 take into consideration the recordation of assets at estimated net realizable value. During 2007, the Company determined that the December 31, 2006 deferred tax assets and the valuation allowance should have included the tax impact of the Company’s stock option cancellation liability. Accordingly, the December 31, 2006 amounts have been adjusted with no impact on the carrying amount of the net deferred tax liability at that date.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that valuation allowances of approximately $20,500,000 and $31,114,000 at December 31, 2007 and 2006, respectively, are necessary. The reduction in the valuation allowance during 2007 results primarily from the expiration of NOLs during 2007, the reduction of the available NOLs to the calculated maximum potential usage arising from the new annual limitation described above and the change from the liquidation basis of accounting to the going concern basis in 2007 and the related elimination of the reserve for future costs, offset in part by an increase in the allowance related to real estate impairments. In addition, the Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation in the Merger. The allowance at December 31, 2007 and 2006 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The 2006 amount also includes an allowance for a portion of estimated future liquidation costs.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt, operating and capital leases, construction and development costs, other capital expenditures, cancellation of outstanding stock options, debt repayments or additional collateral for construction loans, generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and land, the sale or realization of other assets, releases from escrow reserves and accounts, distributions from Clairborne Fordham, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financings, refinancings, modifications to borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs, product development and enhancements of the web site and databases, the non-current portion of long-term debt, operating and capital leases, construction and development costs, other capital expenditures and debt repayments or additional collateral for construction loans generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and land, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financing, refinancings, modifications to terms and borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and negotiated loan modifications.

Cash and cash equivalents aggregated approximately $23,238,000 at December 31, 2007. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements both in the short and long terms.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into an agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year. The balance of the Bank Loan was $24,250,000 at December 31, 2007.

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

At December 31, 2007, the interest rate was LIBOR + 2.50% (LIBOR was 4.60% at December 31, 2007). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $19,000 at December 31, 2007. The change in the fair value of approximately $90,000 was charged to interest expense during the period June 1, 2007 to December 31, 2007.

In connection with obtaining the Bank Loan, Reis Services paid fees and incurred third party costs aggregating approximately $501,000 which are amortized over the term of the loan. Such costs are included as other assets in the accompanying financial statements.

Residential Development Debt

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which we refer to as the Gold Peak Construction Loan. The Gold Peak Construction Loan bears interest at LIBOR + 1.65% per annum, matures in November 2009 and has additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $6,417,000 and $9,550,000 at December 31, 2007 and 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and the related commitment was terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

In December 2004, the Company obtained development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which we refer to as the East Lyme Construction Loan. The East Lyme Construction Loan bears interest at LIBOR + 2.15% per annum and matured in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as homes are sold. The Company did not meet the minimum home sale requirement condition and, accordingly, is negotiating extension and covenant terms with the lender. The lender extended the December 2007 maturity date to April 15, 2008 with no changes to the terms of the loans while negotiations for an extension continue. There can be no assurance that a further extension, renewal or refinancing will be granted on favorable terms, or at all. The balance of the East Lyme Construction Loan was approximately $6,966,000 and $10,579,000 at December 31, 2007 and 2006, respectively. The Company had a 4% LIBOR cap which expired in July 2007 for a portion of the East Lyme Construction Loan.

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

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2007:

(amounts in thousands)

	Payments Due
	For the Years Ended December 31,
Contractual Obligations	2008	2009 and 2010	2011 and 2012	Thereafter	Aggregate

Principal payments for all debt obligations	$15,059	$10,207	$12,945	$—	$38,211
Operating leases for offices	1,680	2,749	2,859	5,542	12,830

Total contractual obligations	$16,739	$12,956	$15,804	$5,542	$51,041

Other Items Impacting Liquidity

Palomino Park

The Company has been the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units were operated as rental properties until they were sold in November 2005, as described below. The 264 unit Silver Mesa phase was converted into condominiums (sales commenced in February 2001 and by August 2005 the Company had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At December 31, 2007, there were 20 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Years Ended
	December 31		Project
	2007	2006	Total

Number of units sold	77	108	185
Gross sales proceeds	$24,226,000	$31,742,000	$55,968,000
Principal paydown on Gold Peak Construction Loan	$15,681,000	$24,528,000	$40,209,000

Palomino Park Transactions

On September 30, 2007, the Company purchased EQR’s remaining 7.075% interest in the corporation that owns the remaining Palomino Park assets for $1,200,000.

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. At that time, the buyer held back approximately $396,000, of which approximately $208,000, including $16,000 of accrued interest, was received by the Company in September 2007 with the remaining receivable of approximately $204,000 expected to be released in September 2008. The Company believes the remaining balance will be collected and has recorded such amount at full value at December 31, 2007.

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

After purchasing the land, the Company executed an agreement with a homebuilder to construct the homes for this project. The homebuilder is a 5% partner in the project and receives other consideration.

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At December 31, 2007, three East Lyme homes were under contract for which deposits of 10% of the contract sales price were provided by the buyer. The following table provides information regarding East Lyme sales:

	For the Years Ended
	December 31,		Project
	2007	2006	Total

Number of homes sold	14	5	19
Gross sales proceeds	$9,797,000	$3,590,000	$13,387,000
Principal paydown on East Lyme Construction Loan	$8,785,000	$3,246,000	$12,031,000

At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the “East Lyme Land”) and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007 and December 31, 2006. This estimate continues to be recognized as a liability in the going concern balance sheet at December 31, 2007. This estimate could change in the future as plans for the remediation are finalized. An expected time frame for the remediation has not been established as of the date of this report.

In December 2007, the Company recorded aggregate impairment charges of approximately $3,149,000 related to East Lyme and the East Lyme Land. These charges were the result of continuing deteriorating market conditions in the fourth quarter of 2007 and management’s expectations for the future. The Company utilized assumptions in its discounted cash flow model that reflected the negative impact of the current market conditions and the negative effects on sales revenue, sales velocity, costs and the development plan.

Other Developments

Claverack

Through November 2007, the Company had a 75% ownership interest in a joint venture that owned two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel was subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is subdivided into 48 developable single family home lots.

During July 2006, the initial home on one lot of the seven lot parcel was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the related outstanding debt of approximately $690,000 was repaid to the bank. In February 2007, Claverack sold one lot to the venture partner, leaving four lots of the original seven lots available for sale. In November 2007, the joint venture partner’s interest in the joint venture was redeemed in exchange for the remaining four lots, representing the remaining approximate 45 acres of the original 65 acre parcel. This resulted in the Company being the sole owner of The Stewardship. The Company recorded a loss of approximately $54,000 in the fourth quarter of 2007 from this redemption transaction.

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

At May 31, 2007, the liability for options which could be settled in cash was approximately $7,269,000 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in-the-money” options at that date. No cash payments were made during the five months ended May 31, 2007.

During the period June 1, 2007 to December 31, 2007, an aggregate of 278,571 options were settled with net cash payments aggregating approximately $1,580,000. In addition, in a series of transactions in June 2007, Jeffrey Lynford tendered certain shares of common stock he owned as payment of the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable withholding taxes and was treated as an option cancellation payment). As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise. Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which have an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant. These reload options expired on December 31, 2007, did not have a net cash settlement feature and were treated as an equity award. In May 2007, 48,508 options were exercised for which the Company received proceeds of approximately $282,000.

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 “in-the-money” options that are accounted for as a liability award at that date. The Company recorded a compensation benefit for the period June 1, 2007 to December 31, 2007 in General and Administrative expenses in the statement of operations of approximately $1,847,000, as a result of the stock price declines during the period. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

The estimate for option cancellations could change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

The Effects of Inflation/Declining Prices and Trends

Condominium and Home Sales

As the softening of the national housing market continues, the Company’s operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at certain of the Company’s projects and sales of inventory are lower than expected resulting in price concessions and/or additional incentives being offered, a slower pace of construction, building only homes which are under contract and the consideration of selling home lots either individually or in bulk instead of building homes. The East Lyme project experienced an increase in sales activity and construction of single family homes being built for contract during the second and third quarters of 2007, primarily driven by a multinational pharmaceutical firm’s relocation of its employees to a local research facility. This increase in construction and sales activity for this project has not been sustained.

The continuing increases in energy costs and construction materials (such as concrete, lumber and sheetrock) could adversely impact our home building business. As costs increase, our products become more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes if such increases can be sustained in the current market conditions. A continuing rise in energy costs, the uncertainty as to the United States economy in general and more specific to the local economies where our residential activities are located, as well as increasing illiquidity in the residential mortgage market may negatively impact our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes or lots, which could result in the inability to meet targeted sales prices or cause us to offer sale price reductions. The Company has limited its exposure from the effects of increasing interest on its construction loans and a portion of the Bank Loan by purchasing interest caps.

The number and timing of future sales of any residential units by the Company could be adversely impacted by the availability of credit to potential buyers and the inability of potential home buyers to sell their existing homes.

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives. To date, neither the recent volatility in the U.S. housing and residential mortgage markets or the credit markets in general, nor the slowdown in commercial real estate market activity has materially affected the marketability of the Company’s products or the renewal rates of its subscription services. During historical periods of economic and commercial real estate market volatility, Private Reis experienced stable demand for current information on changing market conditions and an increase in demand for its portfolio products as mortgage lenders place greater emphasis on assessing portfolio risk. There is no assurance that the level of demand for Reis Services’s products will continue through future market volatility.

Changes in Cash Flows

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Cash flows combined for the period January 1, 2007 to May 31, 2007 and for the period June 1, 2007 to December 31, 2007 and for the year ended December 31, 2006 are summarized as follows:

				For the
				Year
	2007			Ended
	January 1 to	June 1 to	January 1 to	December 31,
	December 31	December 31	May 31	2006
	Combined	Going Concern	Liquidation	Liquidation
		Basis	Basis	Basis

Net cash provided by (used in) operating activities	$6,754,893	$6,627,325	$127,568	$(2,598,223)
Net cash (used in) investing activities	(12,503,631)	(11,895,464)	(608,167)	(726,021)
Net cash (used in) provided by financing activities	(10,063,105)	(8,059,951)	(2,003,154)	1,347,491

Net (decrease) in cash and cash equivalents	$(15,811,843)	$(13,328,090)	$(2,483,753)	$(1,976,753)

Cash flows from operating activities changed $9,353,000 from $2,598,000 used in the 2006 period to $6,755,000 provided in the 2007 period. The significant components of this change related to cash provided by the continuing construction activities and the operating results of the Reis Services segment.

Cash flows from investing activities changed $11,778,000 from $726,000 used in the 2006 period to $12,504,000 used in the 2007 period. The significant components of this change related to the use of cash for the Private Reis Merger consideration, net of cash acquired of $6,527,000, the payment of Merger costs for investment banking, legal and accounting fees and other Merger costs of $2,659,000, the purchase of EQR’s remaining interest in Palomino Park for $1,200,000 and investments in other real estate assets, web site and database development and furniture, fixtures and equipment aggregating $2,238,000, offset by the return of capital from the Company’s investment in Clairborne Fordham of $120,000. The investing activity in the 2006 period was comprised of cash proceeds from the January 2006 sale of the Beekman assets for $1,297,000, offset by $2,023,000 paid for Merger costs in that period.

Cash flows from financing activities changed $11,410,000 from $1,347,000 provided by the 2006 period to $10,063,000 used in the 2007 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $29,343,000 during the 2006 period as compared to $17,719,000 in the 2007 period, primarily from fewer buildings under construction in the 2007 period as we are nearing completion of the construction phase for the Gold Peak project. During the 2006 period, approximately $24,528,000 was repaid on the Gold Peak Construction Loan from 108 condominium sales, $3,246,000 was repaid on the East Lyme Construction Loan from five home sales and $690,000 was repaid on the then existing Claverack loan from the sale of one home and a contiguous lot. During the 2007 period, approximately $15,681,000 was repaid on the Gold Peak Construction Loan from 77 condominium unit sales and approximately $8,785,000 was repaid on the East Lyme Construction Loan from 14 home sales. During the 2007 period, $750,000 was repaid on the Bank Loan and $109,000 was used to purchase an interest rate cap. Other debt repayments in the 2007 period aggregated $107,000. Payments for option cancellations aggregated $2,632,000 in the 2007 period as compared to $668,000 during the 2006 period. Proceeds received from the exercise of options by option holders were $282,000 in 2007 as compared to $1,008,000 in the 2006 period.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Cash flows for the year ended December 31, 2006 and combined for the period January 1, 2005 to November 17, 2005 and for the period November 18, 2005 to December 31, 2005 are summarized as follows:

	For the
	Year
	Ended	2005
	December 31,	January 1 to	November 18 to	January 1 to
	2006	December 31	December 31	November 17
	Liquidation	Combined	Liquidation	Going Concern
	Basis		Basis	Basis

Net cash (used in) operating activities	$(2,598,223)	$(21,014,213)	$(4,418,378)	$(16,595,835)
Net cash (used in) provided by investing activities	(726,021)	206,175,796	169,462,078	36,713,718
Net cash provided by (used in) financing activities	1,347,491	(209,998,287)	(185,560,741)	(24,437,546)

Net (decrease) in cash and cash equivalents	$(1,976,753)	$(24,836,704)	$(20,517,041)	$(4,319,663)

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

Cash flows from investing activities changed $206,902,000 from $206,176,000 provided in the 2005 period to $726,000 used in the 2006 period. The significant components of the 2005 amounts related to (1) the sale of the rental operations in Denver, Colorado in November 2005 for net proceeds of $166,912,000, (2) the redemption of $27,550,000 of U.S. Government securities in 2005 (whereas there were no redemptions in the 2006 period as all of these securities were fully redeemed in the fourth quarter of 2005), (3) the return of capital and redemption proceeds from investments in joint ventures of $12,793,000 (primarily from sales of assets by Wellsford/Whitehall during the 2005 period and the redemption of our interest in that venture in September 2005) and the repayment of a note receivable of $1,032,000 in September 2005, offset by the October 2005 purchase of half of EQR’s minority interest in the Palomino Park project for $2,087,000. During the 2006 period, the investing activities included the January

2006 sale of the Beekman assets for $1,297,000, offset by deferred merger costs paid during the period of $2,023,000.

Cash flows from financing activities changed $211,345,000 from $209,998,000 used in the year ended December 31, 2005 to $1,347,000 provided in the comparable 2006 period. During the year ended December 31, 2005, Wellsford’s cash used in financing activities was primarily to pay the initial liquidating distribution of $14.00 per common share to stockholders (aggregating approximately $90,597,000) on December 14, 2005, the retirement of approximately $134,267,000 of debt and $4,080,000 of distributions for minority interest. The 2005 debt repayments were primarily comprised of (1) $95,347,000 of principal payments on mortgages collateralized by the three residential villages in the Palomino Park sale in November 2005, (2) the redemption of $25,775,000 of debentures in May 2005 and (3) the redemption of $12,680,000 of Palomino Park bonds during the year. Borrowings on the East Lyme, Gold Peak and Claverack construction loans aggregated $29,343,000 during the 2006 period as compared to $18,890,000 in the 2005 period as a result of continuing construction activities at these projects. During the 2006 period, approximately $24,528,000 was repaid on the Gold Peak Construction Loan from 108 condominium unit sales, $3,246,000 was repaid on the East Lyme Construction Loan from five home sales and $690,000 was repaid on the then existing Claverack loan from the sale of one home and a contiguous lot. The 2006 period also reflects the use of cash for the payment of option cancellations of $668,000 and the receipt of cash of $1,008,000 from the exercise of stock options.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure has been to changes in interest rates. This risk is generally managed by limiting the Company’s financing exposures, to the extent possible, by purchasing interest rate caps when deemed appropriate.

At December 31, 2007 and 2006, the Company’s only exposure to interest rates was variable rate based debt. This exposure was minimized in certain circumstances through the use of interest rate caps. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at December 31, 2007:

(amounts in thousands)

		Notional
		Amount of
		Interest Rate
	Balance at	Caps at		LIBOR at	Additional
	December 31,	December 31,	LIBOR	December 31,	Interest
	2007	2007	Cap	2007	Incurred

Variable rate debt:
With interest rate caps:
Gold Peak Construction Loan	$6,417	$10,500	5.00%	4.60%	$26	(A)(B)
Bank Loan	24,250	$15,000	5.50%	4.60%	228	(A)

	30,667				254
Without interest rate caps:
East Lyme Construction Loan	6,966	$—	—%	4.60%	70	(C)(B)

	$37,633				$324

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at December 31, 2007 for the effect of a 1% increase in LIBOR, plus any increase from the December 31, 2007 LIBOR to the LIBOR cap if less than 1%.

(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

(C)	The East Lyme interest rate cap of LIBOR at 4.00% expired in July 2007.

The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at December 31, 2006:

(amounts in thousands)

		Notional
		Amount of
		Interest Rate
	Balance at	Caps at		LIBOR at	Additional
	December 31,	December 31,	LIBOR	December 31,	Interest
	2006	2006	Cap	2007	Incurred

Construction loans payable:
With interest rate caps:
Gold Peak Construction Loan	$9,550	$17,500	5.00%	5.32%	$—	(A)(B)

East Lyme Construction Loan	10,579	7,400	4.00%	5.32%	32	(A)(B)

	20,129				32
Without interest rate caps:
Claverack Construction Loan	—	—	—%	5.32%	—	(C)

	$20,129				$32

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at December 31, 2006 for the effect of a 1% increase in LIBOR.

(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

(C)	The Claverack Construction Loan could have been drawn upon up to approximately $1,310 at December 31, 2006. The effect of a 1% increase in LIBOR on this loan if the entire balance was outstanding would have been $13 per year.

Item 8.	Financial Statements and Supplementary Data.

The response to this Item 8 is included as a separate section of this annual report on Form 10-K starting at page F-1 and is incorporated by reference herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2007.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework”. Based upon this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective in accordance with those criteria. Management’s assessment as of December 31, 2007 did not include internal controls of Reis Services, LLC (“Reis Services”), a subsidiary of the Company, which is included in the 2007 consolidated financial statements of the Company, due to the fact that Reis Services (which had no prior operations) acquired the business of Reis, Inc., a Delaware corporation, in May 2007. This exclusion is considered appropriate using guidance provided by the SEC in “Management’s Report on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports.” Reis Services constitutes 67.3% of consolidated assets as of December 31, 2007 and 40.2% and 106.4% of consolidated revenues and net income, respectively, for the period June 1, 2007 to December 31, 2007.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is on page F-3 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

Jeffrey H. Lynford	60	Chairman of the Board and Director*
Lloyd Lynford	52	Chief Executive Officer, President and Director*
Jonathan Garfield	51	Executive Vice President and Director*
James J. Burns	68	Vice Chairman and Secretary
David M. Strong	49	Senior Vice President of Development
Mark P. Cantaluppi	37	Vice President, Chief Financial Officer
William Sander	40	Chief Operating Officer, Reis Services
Bonnie R. Cohen	65	Director**
Douglas Crocker II	67	Director*
Michael J. Del Giudice	64	Director*
Meyer S. Frucher	61	Director**
Mark S. Germain	57	Director*
Edward Lowenthal	63	Director***
M. Christian Mitchell	53	Director*

*	Term expires during 2008.

**	Term expires during 2009.

***	Term expires during 2010.

The information contained in the sections captioned “PROPOSAL 1 — ELECTION OF DIRECTORS — Nominees for Election as Directors,” “— Other Directors,” “— Executive Officers,” “— Board Committees — Audit Committee,” ‘‘— Board Committees — Nominating and Corporate Governance Committee,” “— Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference.

Item 11.	Executive Compensation.

The information contained in the sections captioned “PROPOSAL 1 — ELECTION OF DIRECTORS — Executive Compensation” and “— Compensation of Directors” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the sections captioned “PROPOSAL 1 — ELECTION OF DIRECTORS — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “— Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information contained in the section captioned “PROPOSAL 1 — ELECTION OF DIRECTORS — Board of Directors Meetings,” “— Board Committees” and “— Certain Relationships and Other Related Transactions” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information contained in the section captioned “Principal Independent Registered Public Accounting Firm Fees and Services” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements

Consolidated Balance Sheet (going concern basis) at December 31, 2007

Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006

Consolidated Statements of Operations (going concern basis) for the Period June 1, 2007 to December 31, 2007 and for the Period January 1, 2005 to November 17, 2005

Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Period January 1, 2007 to May 31, 2007, for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity (going concern basis) for the Period June 1, 2007 to December 31, 2007 and for the Period January 1, 2005 to November 17, 2005

Consolidated Statements of Cash Flows for the Period June 1, 2007 to December 31, 2007 (going concern basis), for the Period January 1, 2007 to May 31, 2007, for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005 (liquidation basis) and for the Period January 1, 2005 to November 17, 2005 (going concern basis)

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

(3)	Exhibits

(a)
Exhibit
No.	Description

2.1	Wellsford Real Properties, Inc. Plan of Liquidation (terminated as of May 31, 2007) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 11, 2005)
2.2	Agreement and Plan of Merger by and among Wellsford, Reis Services, LLC and Reis, Inc. dated as of October 11, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 11, 2006)
2.3	Amendment No. 1, dated as of March 30, 2007, to the Merger Agreement dated as of October 11, 2006, by and among Reis, Inc., Wellsford and Reis Services, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 3, 2007)
3.1	Articles of Amendment and Restatement of Wellsford filed on May 30, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-32445) filed on July 30, 1997)
3.2	Articles Supplementary of Wellsford (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006)
3.3	Articles of Amendment of Wellsford (changing the Company’s name to “Reis, Inc.”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Amended Current Report on Form 8-K/A filed on December 6, 2007)
4.1	The rights of the Company’s equity security holders are defined in Articles V and VI of Exhibit 3.1 above.
4.2	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on November 29, 2007)

4.3	Registration Rights Agreement dated as of May 30, 2007 among Wellsford, Lloyd Lynford and Jonathan Garfield (incorporated by reference to Exhibit 3 to the Schedule 13D filed by Jonathan Garfield with respect to the Company on June 8, 2007)
10.1	Lock-Up Agreement dated as of May 30, 2007 among Wellsford and certain stockholders of Reis, Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Jonathan Garfield with respect to the Company on June 8, 2007)
10.2	Voting Agreement, dated as of October 11, 2006, by and among Wellsford and certain stockholders of Reis, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2006)
10.3	Escrow Agreement among Wellsford, Lloyd Lynford, Jonathan Garfield and The Bank of New York, dated as of May 30, 2007 (incorporated by reference to Exhibit 9.1 to Exhibit 2.2 above)
10.4	Credit Agreement, dated as of October 11, 2006, among Reis, Inc. (a Delaware corporation), as Borrower, the Lenders listed therein, as Lenders, Bank of Montreal, Chicago Branch, as Administrative Agent, and BMO Capital Markets, as Lead Arranger (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on March 9, 2007)
10.5	Development Loan Agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association (incorporated by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed on April 11, 2005)
10.6	Promissory Note for the $8,800,000 Development Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee (incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 11, 2005)
10.7	Payment Guaranty for the $8,800,000 Development Loan, dated as of April 6, 2005, by Wellsford as Guarantor to and for the benefit of Key Bank National Association as lender (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 11, 2005)
10.8	Construction Loan Agreement, dated as of April 6, 2005, by and between Gold Peak at Palomino Park LLC and Key Bank National Association (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on April 11, 2005)
10.9	Promissory Note for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Gold Peak at Palomino Park LLC as Maker to Key Bank National Association as Payee (incorporated by reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K filed on April 11, 2005)
10.10	Payment Guaranty for the $20,000,000 Construction Loan, dated as of April 6, 2005, by Wellsford as Guarantor to and for the benefit of Key Bank National Association as lender (incorporated by reference to Exhibit 10.65 to the Company’s Current Report on Form 8-K filed on April 11, 2005)
10.11	Purchase and Sale Contract, dated as of August 26, 2005, for Palomino Park, Douglas County, Colorado, between Park at Highlands LLC, Red Canyon at Palomino Park LLC, Green River at Palomino Park LLC and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.12	Commercial Revolving and Construction Loan Agreement, dated as of December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.13	Promissory Note dated as of December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.14	Unconditional Guaranty dated as of December 23, 2004, by and among Wellsford, East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.15	Revolving Promissory Note dated as of December 23, 2004 between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.16	Purchase and Sale Agreement, dated as of January 27, 2006, between Wellsford and Beekman Acquisition LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.17	Wellsford Real Properties, Inc. 1997 Management Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on May 21, 1997)(A)
10.18	Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(A)
10.19	Wellsford Real Properties, Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on May 21, 1997)(A)
10.20	Third Amended and Restated Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Jeffrey H. Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007)(A)
10.21	Employment Agreement, dated as of October 11, 2006, among Wellsford, Reis Services, LLC, and Lloyd Lynford (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on December 28, 2006)(A)
10.22	First Amendment to Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2007)(A)
10.23	Employment Agreement, dated as of October 11, 2006, among Wellsford, Reis Services, LLC, and Jonathan Garfield (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on December 28, 2006)(A)
10.24	First Amendment to Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007)(A)
10.25	Employment Agreement, dated as of May 17, 2007, between Wellsford and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007)(A)
10.36	Letter Agreement, dated as of March 21, 2006, between Wellsford and James J. Burns (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2006)(A)
10.37	Third Amended and Restated Employment Agreement, dated as of October 19, 2004, between Wellsford and David M. Strong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2004)(A)
10.38	Amendment to Third Amended and Restated Employment Agreement, dated as of March 8, 2006, between Wellsford and David M. Strong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2006)(A)
10.39	Employment Agreement, dated as of April 23, 2007, between Reis Services, LLC and William Sander (incorporated by reference to Exhibit 10.33 to the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006)(A)
14.1	Reis, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP — Reis, Inc.
23.2	Consent of Ernst & Young LLP — Wellsford/Whitehall Group, L.L.C. and Subsidiaries
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	This document is either a management contract or compensatory plan.

(b)	Those exhibits listed in Item 15(a)(3) above and not indicated as “incorporated by reference” are filed as exhibits to this Form 10-K.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey H. Lynford Jeffrey H. Lynford	Chairman of the Board and Director	March 10, 2008

/s/ Lloyd Lynford Lloyd Lynford	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2008

/s/ Jonathan Garfield Jonathan Garfield	Executive Vice President and Director	March 10, 2008

/s/ Mark P. Cantaluppi Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ Bonnie R. Cohen Bonnie R. Cohen	Director	March 10, 2008

/s/ Douglas Crocker II Douglas Crocker II	Director	March 10, 2008

/s/ Michael J. Del Giudice Michael J. Del Giudice	Director	March 10, 2008

/s/ Meyer S. Frucher Meyer S. Frucher	Director	March 10, 2008

/s/ Mark S. Germain Mark S. Germain	Director	March 10, 2008

/s/ Edward Lowenthal Edward Lowenthal	Director	March 10, 2008

/s/ M. Christian Mitchell M. Christian Mitchell	Director	March 10, 2008

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet (going concern basis) at December 31, 2007	F-4
Consolidated Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	F-5
Consolidated Statements of Operations (going concern basis) for the Period June 1, 2007 to December 31, 2007 and for the Period January 1, 2005 to November 17, 2005	F-6
Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Period January 1, 2007 to May 31, 2007, for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005
F-7
Consolidated Statements of Changes in Stockholders’ Equity (going concern basis) for the Period June 1, 2007 to December 31, 2007 and for the Period January 1, 2005 to November 17, 2005	F-8
Consolidated Statements of Cash Flows for the Period June 1, 2007 to December 31, 2007 (going concern basis), for the Period January 1, 2007 to May 31, 2007, for the Year Ended December 31, 2006 and for the Period November 18, 2005 to December 31, 2005 (liquidation basis) and for the Period January 1, 2005 to November 17, 2005 (going concern basis)
F-9
Notes to Consolidated Financial Statements	F-11
Wellsford/Whitehall Group, L.L.C. Consolidated Financial Statements and Notes	F-52

FINANCIAL STATEMENT SCHEDULES
III. Real Estate and Accumulated Depreciation	S-1

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc.

We have audited the accompanying consolidated balance sheet (going concern basis) of Reis, Inc. (the “Company”) (formerly Wellsford Real Properties, Inc.) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows (going concern basis) for the period from June 1, 2007 to December 31, 2007, and the period from January 1, 2005 to November 17, 2005. We have also audited the consolidated statement of net assets in liquidation (liquidation basis) of the Company as of December 31, 2006 and the related consolidated statements of changes in net assets in liquidation and cash flows for the period from January 1, 2007 to May 31, 2007, the year ended December 31, 2006, and the period from November 18, 2005 to December 31, 2005. Our audits also included the schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As described in Note 1 to the consolidated financial statements, the stockholders of the Company approved a plan of liquidation on November 17, 2005 and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods subsequent to November 17, 2005 from the going concern basis to a liquidation basis. The plan of liquidation of the Company was terminated effective May 31, 2007, at which time the Company returned to the going concern basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position (going concern basis) of the Company at December 31, 2007, and the consolidated results of its operations and its cash flows (going concern basis) for the period from June 1, 2007 to December 31, 2007 and the period from January 1, 2005 to November 17, 2005, and its consolidated net assets in liquidation (liquidation basis) at December 31, 2006 and the related changes in consolidated net assets in liquidation and cash flows for the period from January 1, 2007 to May 31, 2007, the year ended December 31, 2006, and the period from November 18, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reis, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc.

We have audited Reis, Inc.’s (formerly Wellsford Real Properties, Inc. (the “Company”)) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Assessment of Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the privately held company, Reis, Inc. acquired in May 2007 and merged into Reis Services, LLC (“Reis Services”), a subsidiary of the Company, which is included in the 2007 consolidated financial statements of the Company and constituted 67.3% of total assets as of December 31, 2007, and 40.2% and 106.4% of revenues and net income, respectively, for the period from June 1, 2007 to December 31, 2007. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Reis Services.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of the Company and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2008

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)
CONSOLIDATED BALANCE SHEET
(GOING CONCERN BASIS)

December 31,
2007

ASSETS
Current assets:
Cash and cash equivalents	$23,238,490
Restricted cash and investments	3,663,789
Receivables, prepaid and other assets	8,068,675
Real estate assets under development	20,731,762

Total current assets	55,702,716
Furniture, fixtures and equipment, net	2,257,045
Other real estate assets	6,040,204
Intangible assets, net of accumulated amortization of $1,967,608	25,353,030
Goodwill	54,824,648
Other assets	670,829

Total assets	$144,848,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$175,610
Current portion of Bank Loan	1,500,000
Construction payables	2,791,896
Construction loans payable	13,382,780
Accrued expenses and other liabilities	8,629,376
Reserve for option liability	527,034
Deferred revenue	13,262,114

Total current liabilities	40,268,810
Non-current portion of Bank Loan	22,750,000
Other long-term liabilities	816,741
Deferred tax liability, net	1,313,580

Total liabilities	65,149,131

Commitments and contingencies
Stockholders’ equity:
Common stock, $.02 par value per share, 101,000,000 shares authorized, 10,984,517 shares issued and outstanding	219,690
Additional paid in capital	98,936,084
Retained earnings (deficit)	(19,456,433)

Total stockholders’ equity	79,699,341

Total liabilities and stockholders’ equity	$144,848,472

See Notes to Consolidated Financial Statements

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)

December 31,
2006

ASSETS
Real estate assets under development	$41,159,400
Investment in Private Reis	20,000,000
Investments in joint ventures	423,000

Total real estate and investments	61,582,400
Cash and cash equivalents	39,050,333
Restricted cash and investments	2,936,978
Receivables, prepaid and other assets	2,230,008
Deferred merger costs	2,677,764

Total assets	108,477,483

LIABILITIES AND NET ASSETS IN LIQUIDATION
Liabilities:
Construction loans payable	20,129,461
Construction payables	2,987,502
Accrued expenses and other liabilities (including merger costs of $654,860)	5,151,288
Reserve for estimated costs during the liquidation period	18,301,885
Reserve for option liability	2,633,408

Total liabilities	49,203,544
Minority interests at estimated value	1,678,378

Total liabilities and minority interest	50,881,922

Commitments and contingencies
Net assets in liquidation	$57,595,561

See Notes to Consolidated Financial Statements

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)

	For the Period	For the Period
	June 1, 2007 to	January 1, 2005 to
	December 31,	November 17,
	2007	2005

Revenue:
Subscription revenue	$14,615,126	$—
Revenue from sales of residential units	21,751,781	488,075
Rental revenue	—	12,153,235

Total revenue	36,366,907	12,641,310

Cost of sales:
Cost of sales of subscription revenue	2,920,286	—
Cost of sales of residential units	18,651,033	385,631
Impairment loss on real estate assets under development	3,148,932	—

Total cost of sales	24,720,251	385,631

Gross profit	11,646,656	12,255,679

Operating expenses:
Sales and marketing	3,349,804	—
Product development	971,058	—
Property operating expenses (including depreciation and amortization expense of $3,886,889, for real estate in 2005)	746,122	9,867,372
General and administrative expenses (net of reduction attributable to stock based liability amounts of $1,847,391 in the 2007 period)	8,180,348	7,887,820

Total operating expenses	13,247,332	17,755,192

Other income (expenses):
(Loss) income from joint ventures	(5,106)	11,849,733
Interest and other income	710,954	2,069,165
Interest expense	(1,003,144)	(5,482,269)
Loss on redemption transaction	(54,427)	—
Minority interest (expense) benefit	(76,777)	172,176

Total other income (expenses)	(428,500)	8,608,805

(Loss) income before income taxes	(2,029,176)	3,109,292

Income tax (benefit) expense	(739,000)	91,000

Net (loss) income	$(1,290,176)	$3,018,292

Net (loss) income per common share:
Basic	$(0.12)	$$0.47

Diluted	$(0.28)	$$0.47

Weighted average number of common shares outstanding:
Basic	10,983,526	6,467,639

Diluted	11,197,146	6,470,482

See Notes to Consolidated Financial Statements

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)

	For the Period	For the	For the Period
	January 1, 2007 to	Year Ended	November 18, 2005 to
	May 31, 2007	December 31, 2006	December 31, 2005

Stockholders’ equity – November 17, 2005 (going concern basis)			$101,817,561
Adjustments relating to adoption of liquidation basis of accounting:
Adjustment of real estate investments and other assets to net realizable value, net of liability for income taxes			72,485,014
Accrual of estimated costs of liquidation and termination			(24,767,375)
Adjustment of carrying amounts of minority interests			(2,646,198)

Net assets in liquidation – beginning of period	$57,595,561	$56,569,414	146,889,002
Operating income	767,534	1,767,467	220,942
Exercise of stock options	—	1,008,035	56,074
Changes in net real estate assets under development, net of minority interest and estimated income taxes	(1,804,889)	1,551,640	—
Provision for option cancellation reserve	—	(4,226,938)	—
Change in option cancellation reserve	(4,635,589)	925,943	—
Distributions to stockholders	—	—	(90,596,604)

Increase (decrease) in net assets in liquidation	(5,672,944)	1,026,147	(90,319,588)

Net assets in liquidation — end of period	51,922,617	$57,595,561	$56,569,414

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:
Adjustment of real estate investments, investment in Private Reis and other assets from net realizable value to lower of historical cost or market value	(17,764,502)
Reversal of previously accrued liquidation costs, net of accrued liabilities	14,667,431

Stockholders’ equity – May 31, 2007 (going concern basis) (simultaneous to Merger)	$48,825,546

See Notes to Consolidated Financial Statements

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(GOING CONCERN BASIS)
FOR THE PERIOD JUNE 1, 2007 TO DECEMBER 31, 2007 AND
FOR THE PERIOD JANUARY 1, 2005 TO NOVEMBER 17, 2005

				Retained	Total
	Common Shares*		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital**	(Deficit)	Equity

Balance, January 1, 2005	6,466,523	$129,331	$156,599,624	$(57,945,686)	$98,783,269
Director share grants	1,116	22	15,978	—	16,000
Net income for the period January 1, 2005 to November 17, 2005	—	—	—	3,018,292	3,018,292

Balance, November 17, 2005	6,467,639	$129,353	$156,615,602	$(54,927,394)	$101,817,561

Balance, June 1, 2007 (simultaneous to Merger)	6,695,246	$133,905	$66,857,898	$(18,166,257)	$48,825,546
Stock issuance for Merger Consideration, net	4,077,201	81,544	28,697,109	—	28,778,653
Options exercised	212,070	4,241	2,258,546	—	2,262,787
Issuance of stock options and restricted stock units	—	—	1,122,531	—	1,122,531
Net (loss) for the period June 1, 2007 to December 31, 2007	—	—	—	(1,290,176)	(1,290,176)

Balance, December 31, 2007	10,984,517	$219,690	$98,936,084	$(19,456,433)	$79,699,341

*	Includes 169,903 class A-1 common shares which were converted to regular common shares in January 2006.

**	Net of shares held in the deferred compensation trust and treated as treasury stock during the period June 1, 2005 to November 17, 2005.

See Notes to Consolidated Financial Statements

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007		Liquidation	2005
	Going Concern	Liquidation	Basis	Liquidation	Going Concern
	Basis	Basis	For the	Basis	Basis
	June 1 to	January 1 to	Year Ended	November 18 to	January 1 to
	December 31	May 31	December 31, 2006	December 31	November 17

CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from:
Interest and other income and expense, net		$767,534	$1,767,467	$220,942
Operating activities of real estate assets under development, net		(2,086,720)	1,551,640	—

		(1,319,186)	3,319,107	220,942
Net (loss) income (periods subsequent and prior to liquidation accounting)	$(1,290,176)	—	—	—	$3,018,292
Adjustments to reconcile to net cash provided by (used in) operating activities:
Loss (gain) on redemption of joint venture interest	54,427	—	—	—	(5,986,396)
Deferred tax (credit) provision	(785,000)	—	—	—	(61,000)
Impairment loss on real estate assets under development	3,148,932	—	—	—	—
Depreciation	429,548	—	—	11,846	4,160,532
Amortization of intangible assets	1,967,608	—	—	—	—
Change in fair value of interest rate cap	89,689	—	—	—	—
Net amortization of premiums/discounts on U.S. Government securities	—	—	—	356	898
Stock based compensation charges	1,122,531	—	—	—	—
Undistributed minority interest (benefit)	76,777	363,427	54,530	(11,257)	(172,176)
Stock issued for director compensation	—	—	—	—	16,000
Changes in assets and liabilities:
Restricted cash and investments	193,525	(692,030)	1,295,617	(3,830,272)	(688,878)
Residential units available for sale	—	—	—	—	353,702
Real estate assets under development	4,048,151	3,833,599	2,745,288	(4,021,343)	(22,900,464)
Receivables, prepaid and other assets	(3,665,724)	1,082,090	(1,146,401)	347,116	(328,450)
Accrued expenses and other liabilities	1,577,360	(553,153)	(1,458,897)	(215,741)	1,339,441
Reserve for estimated costs during the liquidation period	—	(3,634,454)	(5,755,194)	(710,296)	—
Reserve for option liability	(1,847,391)	—	—	—	—
Deferred revenue	2,749,949	—	—	—	—
Construction payables	(1,242,881)	1,047,275	(1,652,273)	794,525	3,084,347
Deferred compensation liability	—	—	—	2,995,746	1,568,317

Net cash provided by (used in) operating activities	6,627,325	127,568	(2,598,223)	(4,418,378)	(16,595,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of U.S. Government securities	—	—	—	2,550,000	25,000,000
Cash portion of Reis merger consideration, net of cash acquired	(6,526,981)	—	—	—	—
Web site and database development costs	(1,022,488)	—	—	—	—
Furniture, fixtures and equipment additions	(77,711)	—	—	—	—
Investments in other real estate assets	(1,137,498)	—	—	—	(23,944)
Return of capital and redemption proceeds from sales and investments in joint ventures	—	120,000	—	—	12,792,662
Repayments of notes receivable	—	—	—	—	1,032,000
Proceeds from sale of real estate	—	—	1,296,883	166,912,078	—
Merger costs	(1,930,786)	(728,167)	(2,022,904)	—	—
Purchase of minority owner’s interest in subsidiary	(1,200,000)	—	—	—	(2,087,000)

Net cash (used in) provided by investing activities	(11,895,464)	(608,167)	(726,021)	169,462,078	36,713,718

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	2007		Liquidation	2005
	Going Concern	Liquidation	Basis	Liquidation	Going Concern
	Basis	Basis	For the	Basis	Basis
	June 1 to	January 1 to	Year Ended	November 18 to	January 1 to
	December 31	May 31	December 31, 2006	December 31	November 17

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from mortgage notes and construction loans payable	11,277,576	6,441,798	29,342,766	2,817,622	16,071,903
Repayments of mortgage notes and construction loans payable	(15,739,272)	(8,726,783)	(28,463,649)	(94,429,482)	(14,062,324)
Redemption of Debentures	—	—	—	—	(25,775,000)
Repayment of Bank Loan	(750,000)	—	—	—	—
Repayments on capitalized equipment leases and other debt	(107,470)	—	—	—	—
Purchase of interest rate cap	(109,000)	—	—	—	—
Proceeds from option exercises	—	281,831	1,008,035	56,074	—
Payments for option cancellations	(2,631,785)	—	(667,587)	—	—
Minority interest investment	—	—	175,176	—	—
Distributions to minority interest	—	—	(47,250)	(3,408,351)	(672,125)
Distributions to shareholders	—	—	—	(90,596,604)	—

Net cash (used in) provided by financing activities	(8,059,951)	(2,003,154)	1,347,491	(185,560,741)	(24,437,546)

Net decrease in cash and cash equivalents	(13,328,090)	(2,483,753)	(1,976,753)	(20,517,041)	(4,319,663)
Cash and cash equivalents, beginning of period	36,566,580	39,050,333	41,027,086	61,544,127	65,863,790

Cash and cash equivalents, end of period	$23,238,490	$36,566,580	$39,050,333	$41,027,086	$61,544,127

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest including interest on Debentures of $979,688 for the period January 1 to November 17, 2005, excluding interest funded by construction loans	$1,409,467	$118,715	$—	$5,016,192	$6,153,093

Cash paid during the period for income taxes, net of refunds (tax refunds in excess of income taxes paid)	$2,656	$185,075	$(63,349)	$671,714	$54,461

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of shares held in deferred compensation plan			$5,181,985	$633,000	$100,000

Provision for option cancellation liability			$4,226,938

Increase in option cancellation liability		$4,635,589	$925,943

Net transfer of deferred compensation assets and related liability			$14,720,730

Accrual for unpaid merger costs		$1,075,563	$654,860

Issuance of common stock for merger consideration, net (see Note 1 for assets acquired and liabilities assumed in the Merger)	$28,778,653

Exercise of stock options through the receipt of tendered shares	$2,262,787

Redemption of partner’s interest in real estate:
Residential units available for sale	$(634,258)

Minority interest	$553,062

Accrued expenses and other liabilities	$26,769

See Notes to Consolidated Financial Statements

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business, Merger and Terminated Plan of Liquidation

Organization and Business

Reis, Inc., the “Company” or “Reis” (formerly Wellsford Real Properties, Inc. (“Wellsford”)), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the merger of the privately held company, Reis, Inc. (“Private Reis”) with and into Reis Services, LLC (“Reis Services”), a wholly-owned subsidiary of Wellsford (the “Merger”).

Private Reis’s Historic Business

Private Reis was founded in 1980 as a provider of commercial real estate market information. Reis maintains a proprietary database containing detailed information on commercial properties in neighborhoods and metropolitan markets throughout the U.S. The database contains information on apartment, retail, office and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess and quantify the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides online access to information and analytical tools designed to facilitate both debt and equity transactions. In addition to trend and forecast analysis at neighborhood and metropolitan levels, the product offers detailed building-specific information such as rents, vacancy rates and lease terms, property sale information, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the “Residential Trust”). On May 30, 1997, Residential Trust merged (the “EQR Merger”) with Equity Residential (“EQR”) at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and distributed to its common stockholders all of its outstanding shares of the Company. Prior to the adoption of the Company’s Plan of Liquidation (the “Plan”) (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)

See Note 3 for additional information regarding the Company’s operating activities by segment.

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company’s board of directors (the “Board”). The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis of accounting. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statements of operations include the operations of Reis Services, effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, used $25,000,000 of the cash consideration (which was funded by a $27,000,000 bank loan facility (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger), and approximately $9,573,000 provided by the Company. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The Company’s acquisition costs, excluding assumed liabilities, is summarized as follows:

Value of shares of Company stock	$30,083,225
Cash paid for Private Reis shares	9,573,452
Capitalized merger costs	5,386,717
Historical cost of Company’s 23% interest in Private Reis	6,790,978

Total before officer loan settlement	51,834,372
Officer loan settlement (see below)	(1,304,572)

Total	$50,529,800

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under relevant accounting literature.

Upon the completion of the Merger and the settlement of certain outstanding loans, Lloyd Lynford and Jonathan Garfield, both executive officers and directors of Private Reis, became the Chief Executive Officer and Executive Vice President, respectively, of the Company and both became directors of the Company. The Company’s former Chief Executive Officer and Chairman, Jeffrey Lynford, remained Chairman of the Company. Lloyd Lynford and Jeffrey Lynford are brothers. The merger agreement provided that the outstanding loans to Lloyd Lynford and Mr. Garfield aggregating approximately $1,305,000 be simultaneously satisfied with 159,873 of the Company’s shares received by them in the Merger.

As the Company is the acquirer for accounting purposes, the acquisition has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)

has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The following summarizes management’s allocation of the fair value of the assets acquired and liabilities assumed at the date of the acquisition (May 31, 2007) after the settlement of the officer loans. The Company finalized the preliminary purchase price allocation in December 2007, which primarily resulted in an increase to the customer relationships intangible asset and a decrease in goodwill. These adjustments are within the permitted time period for completing such an assessment under the existing accounting rules.

Current assets:
Cash and cash equivalents	$3,046,471
Accounts receivable and other current assets	3,691,777

Total current assets	6,738,248
Non-current assets:
Furniture, fixtures and equipment	2,203,803
Leasehold value	2,800,000
Database	7,693,006
Web site	1,705,144
Customer relationships	14,100,000
Goodwill	54,824,648
Other assets	665,803

Total assets	90,730,652

Current liabilities:
Accounts payable and accrued expenses	1,897,582
Current portion of long term debt	1,304,061
Deferred revenue	10,512,165

Total current liabilities	13,713,808
Long term debt:
Bank Loan payable	23,875,000
Other long term debt obligations	506,644
Deferred income taxes, net	2,105,400

Total liabilities	40,200,852

Net acquisition cost	$50,529,800

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)

The following unaudited pro forma combined and condensed statements of operations are presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006. The pro forma combined statements of operations are unaudited and are not necessarily indicative of what the actual financial results would have been had (1) the Merger been consummated, (2) the proceeds from the Bank Loan been received and (3) the Plan terminated as of January 1, 2006, nor does it purport to represent the future results of operations.

	Unaudited Pro Forma
	For the Year Ended December 31,
	2007	2006

Revenue:
Subscription revenue	$23,667,637	$19,287,696
Revenue from sales of residential units	34,222,743	36,514,455

Total revenue	57,890,380	55,802,151

Cost of sales:
Cost of sales of subscription revenue	5,108,134	4,740,622
Cost of sales of residential units	29,545,922	31,715,436
Impairment loss on real estate assets under development	5,889,316	8,361,039

Total cost of sales	40,543,372	44,817,097

Gross profit	17,347,008	10,985,054

Operating expenses:
Sales and marketing	5,984,229	4,890,764
Product development	1,715,271	1,650,348
Property operating expenses	1,082,102	887,279
General and administrative expenses	20,357,816	17,356,450

Total operating expenses	29,139,418	24,784,841

Total other income (expenses)	(1,503,339)	(988,512)

(Loss) before income taxes and discontinued operations	(13,295,749)	(14,788,299)
Income tax benefit	(1,142,000)	(876,000)

(Loss) from continuing operations	(12,153,749)	(13,912,299)
Income from discontinued operations, net of taxes	—	760,036

Net (loss)	$(12,153,749)	$(13,152,263)

Per share amounts, basic and diluted:
(Loss) from continuing operations	$(1.12)	$(1.31)
Income from discontinued operations	—	0.07

Net (loss)	$(1.12)	$(1.24)

Weighted average number of common shares outstanding:
Basic	10,880,122	10,578,682

Diluted	10,880,122	10,578,682

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)

all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. An initial liquidating distribution of $14.00 per share was made on December 14, 2005 to stockholders of record on December 2, 2005. Upon consummation of the Merger, the Plan was terminated. Consequently, it was necessary to recharacterize $1.15 of the $14.00 per share cash distribution from what may have been characterized at that time as a return of capital for Company stockholders to taxable dividend income.

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

The Company’s net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting), and at December 31, 2006 were:

	May 31,	December 31,
	2007	2006

Net assets in liquidation	$51,922,617	$57,595,561
Per share	$7.76	$8.67
Common stock outstanding	6,695,246	6,646,738

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions preceeding and then subsequent to the dates of reporting under the liquidation basis of accounting. Investments in entities where the Company does not have the ability

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

VIE at
	December 31,		Requires
Entity(a)	2007	2006	Consolidation

Private Reis	N/A	Yes	No (b	)
Wellsford Mantua, LLC	Yes	Yes	Yes (c	)
Claverack Housing Ventures, LLC	N/A	Yes	Yes (d	)

(a)	For additional information regarding these entities, see Note 3.

(b)	As a result of the Merger, Private Reis was fully consolidated and was no longer a VIE. Prior to the Merger, Private Reis was a VIE because as of the last capital event for that entity in 2002 (the triggering event for VIE evaluation purposes), it was determined that Private Reis did not have sufficient capital to support its business activities at that time. Consolidation of Private Reis was not required by the Company as it would not have been the primary beneficiary.

(c)	Wellsford Mantua, LLC (“Wellsford Mantua”) is a VIE as the venture does not have sufficient equity to support its operations as the Company provides 100% of the financing to this entity and the owners have deminimus equity in the entity. The Company is the primary beneficiary and consolidates this entity.

(d)	Until November 2007, Claverack Housing Ventures, LLC (“Claverack”), was an entity in which the Company owned a 75% interest in equity and profits (except if returns exceed 35% per annum as defined) and was considered a VIE, since the original capital was insufficient to support its contemplated activities. Claverack was consolidated, even though the two members shared business decisions equally, since the Company was the primary beneficiary of profits or absorber of losses. During November 2007, the other member’s interests were redeemed, the Company is the 100% owner of the entity and it is no longer a VIE.

Cash and Cash Equivalents

The Company considers all demand and money market accounts and short term investments in government funds with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Real Estate, Other Investments, Depreciation and Impairment

Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Costs incurred for significant repairs and

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

maintenance that extend the usable life of the asset or have a determinable useful life are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company expensed all lease turnover costs for its residential units such as painting, cleaning, carpet replacement and other turnover costs as such costs were incurred.

Depreciation was computed over the expected useful lives of depreciable property on a straight-line basis, principally 27.5 years for residential buildings and improvements and two to twelve years for furnishings and equipment. Depreciation and amortization expense was approximately $3,887,000 for the period January 1, 2005 to November 17, 2005 prior to the adoption of liquidation accounting and the sale of related residential assets.

The Company has historically reviewed its real estate assets, investments in joint ventures and other investments for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment. Under the liquidation basis of accounting, the Company evaluated the fair value of real estate assets owned and under construction and made adjustments to the carrying amounts when appropriate. The Company recorded downward valuation adjustments aggregating approximately $11,101,000 related to two residential development projects during the liquidation period, including approximately $8,361,000 at December 31, 2006 and $2,740,000 at May 31, 2007. Under SFAS No. 144 and the going concern basis of accounting, if estimated cash flows on an undiscounted basis are insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value is recognized. The Company recorded additional impairment charges aggregating approximately $3,149,000 in December 2007, which is reflected as a component of cost of sales on the statements of operations. See Note 3 for additional information.

Intangible Assets, Amortization and Impairment

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (SOP 98-1). The Company expenses all internet web site costs incurred during the preliminary project stage. All direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. The Company capitalized approximately $473,000 during the period June 1, 2007 to December 31, 2007 related to Web Site Development costs.

The value ascribed to the web site development intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three years and is charged to product development expense.

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. The Company capitalized approximately $550,000 during the period June 1, 2007 to December 31, 2007 related to the database. Costs of updating and maintaining information on existing properties in the database are expensed as incurred.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

The value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three or five years and is charged to cost of sales.

Customer Relationships

The value ascribed to customer relationships acquired at the time of the Merger is amortized over 15 years on an accelerated basis and is charged to sales and marketing expense.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger is amortized over the remaining term of the acquired office lease which was approximately nine years. Amortization is charged to general and administrative expenses.

Goodwill and Intangible Assets Impairment

Goodwill is tested for impairment at least annually or after a triggering event has occurred requiring such a calculation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is not deductible for income tax purposes. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

SFAS No. 142 also requires that intangible assets with estimable useful lives that arose from the acquisition be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and also that the carrying amount of amortizable intangible assets be reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing or financing commitments. Such costs are amortized by the Company over the expected term of the respective agreements or, if related to development assets, is included in the basis of the project to be expensed as homes/units are sold.

Revenue Recognition and Related Items

Reis Services

The Company’s subscription revenue is derived principally from subscriptions to its web-based services and is recognized as revenue ratably over the related contractual period, which is typically one year, but can be as long as 36 months. Revenues from ad-hoc and custom reports are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.

Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

Real Estate Activities

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

Share Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” establishes a fair value based method of accounting for share based compensation plans, including share options. Registrants may have elected to continue accounting for share option plans under Accounting Principles Board Opinion (“APB”) No. 25, but were required to provide pro forma net income and earnings per share information “as if” the fair value approach had been adopted. The Company previously elected to account for its share based compensation plans under APB No. 25, resulting in no impact on the Company’s consolidated financial statements through December 31, 2002.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restricted share units, both of which were issued by the Company in connection with the Merger, to be recognized in the income statement based on their fair values.

The Company had a Rabbi Trust which was available to its employees and officers who could voluntarily contribute compensation awarded as either (a) shares of the Company’s stock or (b) bonuses paid in cash. The Rabbi Trust did not permit diversification of Company stock contributed into it and all distributions to employees were to be made in kind to the employee/beneficiary for such Company stock contributions. The Company’s stock held by the Rabbi Trust was classified in equity and recorded for accounting purposes in a manner equivalent to treasury stock. Any changes in the fair value of the stock were not recognized in the consolidated financial statements. Contributions made in cash to the Rabbi Trust were classified as restricted cash and investments with a corresponding liability within the consolidated balance sheets of the Company. In January 2006, the Rabbi Trust was acquired by an entity owned by Jeffrey Lynford and Edward Lowenthal (a director of the Company) and others along with the acquisition of the Beekman asset. In December 2005, complete distributions were made to all other beneficiaries of the Rabbi Trust other than Jeffrey Lynford and Mr. Lowenthal.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

Equity Awards

The fair market value as of the grant date of awards of stock, restricted stock units or certain stock options is recognized as compensation expense by the Company over the respective vesting periods.

Reserve for Option Liability

At March 31, 2006, the Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the adjusted exercise prices of outstanding options as of March 31, 2006. This liability has been adjusted to reflect (1) the net cash payments to option holders made during each period subsequent to March 31, 2006, (2) the impact of the exercise of options and (3) the changes in the market price of the Company’s common stock during those periods. The reserve for option cancellations was approximately $527,000 and $2,633,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, of the 615,848 outstanding options, 195,848 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. The liability for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

See Note 10 for activity with respect to stock, restricted stock units and stock options.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting, including the liquidation basis of accounting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

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

Per Share Data

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based upon the increased number of

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:

	For the Period	For the Period
	June 1 to	January 1 to
	December 31,	November 17,
	2007	2005

Numerator:
Net (loss) income for basic calculation	$(1,290,176)	$3,018,292
Adjustments to net income for income statement impact of dilutive securities	(1,847,391)	—

Net (loss) income for dilution calculation	$(3,137,567)	$3,018,292

Denominator:
Denominator for net (loss) income per common share, basic — weighted average common shares	10,983,526	6,467,639
Effect of dilutive securities:
RSUs	—	—
Stock options	213,620	2,843

Denominator for net (loss) income per common share, diluted — weighted average common shares	11,197,146	6,470,482

Net (loss) income per common share:
Basic	$(0.12)	$0.47

Diluted	$(0.28)	$0.47

Potentially dilutive securities include all stock based awards. At December 31, 2007, all such awards, other than option awards accounted for under the liability method, are antidilutive.

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

Reclassification

Amounts in certain accounts as presented in the Consolidated Statements of Operations (going concern basis) for the period January 1 to November 17, 2005, as well as in Footnote 3 have been reclassified. This reclassification does not result in a change to the previously reported net income or net income per share for any of the periods presented to conform to the current period presentation.

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the consolidated financial statements.

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

Valuation Assumptions

Under the liquidation basis of accounting, (i) the carrying amounts of assets as of the close of business on November 17, 2005 (the date of the approval of the Plan by the Company’s stockholders) were adjusted to their estimated net realizable values and (ii) the carrying amounts of liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Value estimates were

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

updated by the Company for each reporting period since the Plan was adopted. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities under the liquidation basis of accounting.

Net Assets in Liquidation

Real estate assets under development were primarily reflected at net realizable value, which was based upon the Company’s budgets for constructing and selling the respective project in the orderly course of business. Sales prices were based upon contracts signed to date and budgeted sales prices for the unsold units, homes or lots. Sales prices were determined in consultation with the respective third party companies who were the sales agent for the project, where applicable. Costs and expenses were based upon the Company’s budgets. In certain cases, construction costs were subject to binding contracts. The Company assumed that existing construction financing would remain in place during the respective projects’ planned construction and sell out. Anticipated future cost increases for construction were assumed to be funded by the existing construction lenders and the Company at the present structured debt to equity capitalization ratios. The Company would be required to make additional equity contributions. For one project, the Company assumed that construction loans would be obtained at then currently existing LIBOR spreads and customary industry debt to equity capitalization levels. With respect to another project, it was expected that existing loan extensions would be granted by the bank even though minimum home sales requirements would not be met. The expected net sales proceeds were discounted on a quarterly basis at 17.5% to 26% annual rates to determine the estimated net realizable value of the Company’s equity investment. The effect of changes in values of real estate assets under development was a net decrease of approximately $2,661,000 from December 31, 2006 to May 31, 2007. The net decrease resulted primarily from changes in the projected timing of sales, actual sale proceeds from condominium units and homes and changes in the values of real estate under development, partially offset by the shortening of the discount period due to the passage of time.

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

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

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

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Five Months Ended May 31, 2007
	Balance at		Balance at
	December 31,	Adjustments and	May 31,
	2006	Payments	2007(A)

Payroll, benefits, severance and retention costs	$8,982,000	$(2,260,000)	$6,722,000
Professional fees	3,560,000	(689,000)	2,871,000
Other general and administrative costs	5,760,000	(686,000)	5,074,000

Total	$18,302,000	$(3,635,000)	$14,667,000

(A)	Excludes approximately $1,770,000 remaining as a liability upon return to the going concern basis of accounting. This amount is included in the adjustments and payments for the five months ended May 31, 2007.

	For the Year Ended December 31, 2006
	Balance at	Adjustments and	Balance at
	December 31, 2005	Payments	December 31, 2006

Payroll, benefits, severance and retention costs	$11,963,000	$(2,981,000)	$8,982,000
Professional fees	4,715,000	(1,155,000)	3,560,000
Other general and administrative costs	7,379,000	(1,619,000)	5,760,000

Total	$24,057,000	$(5,755,000)	$18,302,000

	For the Period November 18,
	2005 to December 31, 2005
	Balance at	Adjustments and	Balance at
	November 18, 2005	Payments	December 31, 2005

Payroll, benefits, severance and retention costs	$12,368,000	$(405,000)	$11,963,000
Professional fees	4,837,000	(122,000)	4,715,000
Other general and administrative costs	7,562,000	(183,000)	7,379,000

Total	$24,767,000	$(710,000)	$24,057,000

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

Effective with the close of business on May 31, 2007, the Company returned to the going concern basis of accounting whereby (1) assets were stated at the lower of historical cost or market value, (2) the reserve for estimated costs, net of liabilities requiring accrual under the going concern basis of accounting, was reversed and (3) liabilities were stated on a going concern basis.

The adjustments to net assets in liquidation as of May 31, 2007 is summarized as follows:

Balance of net assets in liquidation as of May 31, 2007	$51,922,617
Adjustment of the Company’s investment in Private Reis from $20,000,000 on a liquidation basis to historical cost of $6,790,978 on a going concern basis	(13,209,022)
Adjustment of real estate investments and other assets from net realizable value to lower of historical cost or market value (primarily the reflection of the Gold Peak project at historical cost)	(4,555,480)
Reversal of previously accrued liquidation costs net of accrued liabilities	14,667,431

Balance of total stockholders’ equity, going concern basis, as of May 31, 2007, prior to Merger	$48,825,546

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(amounts in thousands)

Condensed Balance Sheet Data		Residential Development Activities
December 31, 2007	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,894	$51	$269	$49	$17,975	$23,238
Restricted cash and investments	234	92	2,378	960	—	3,664
Receivables, prepaid and other assets	7,314	204	—	103	448	8,069
Real estate assets under development	—	14,234	6,209	288	—	20,731

Total current assets	12,442	14,581	8,856	1,400	18,423	55,702
Furniture, fixtures and equipment, net	1,989	73	94	12	89	2,257
Other real estate assets	—	—	3,069	2,971	—	6,040
Intangible assets, net	25,353	—	—	—	—	25,353
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	543	—	—	1	127	671

Total assets	$97,530	$14,654	$12,019	$4,384	$16,261	$144,848

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans and other debt	$176	$—	$—	$—	$—	$176
Current portion of Bank Loan	1,500	—	—	—	—	1,500
Construction payables	—	1,961	622	209	—	2,792
Construction loans payable	—	6,417	6,966	—	—	13,383
Accrued expenses and other liabilities	1,742	1,308	1,576	98	3,905	8,629
Reserve for option liability	—	—	—	—	527	527
Deferred revenue	13,262	—	—	—	—	13,262

Total current liabilities	16,680	9,686	9,164	307	4,432	40,269
Non-current portion of Bank Loan	22,750	—	—	—	—	22,750
Other long-term liabilities	757	—	—	60	—	817
Deferred tax liability, net	5,441	—	—	—	(4,128)	1,313

Total liabilities	45,628	9,686	9,164	367	304	65,149
Total stockholders’ equity	51,902	4,968	2,855	4,017	15,957	79,699

Total liabilities and stockholders’ equity	$97,530	$14,654	$12,019	$4,384	$16,261	$144,848

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the		Residential Development Activities
Period June 1, 2007 to December 31, 2007	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated

Revenue:
Subscription revenue	$14,615	$—	$—	$—	$—	$14,615
Revenue from sales of residential units	—	14,807	6,945	—	—	21,752

Total revenue	14,615	14,807	6,945	—	—	36,367

Cost of sales:
Cost of sales of subscription revenue	2,920	—	—	—	—	2,920
Cost of sales of residential units	—	12,356	6,295	—	—	18,651
Impairment loss on real estate assets under development	—	—	3,149	—	—	3,149

Total cost of sales	2,920	12,356	9,444	—	—	24,720

Gross profit (loss)	11,695	2,451	(2,499)	—	—	11,647

Operating expenses:
Sales and marketing	3,350	—	—	—	—	3,350
Product development	971	—	—	—	—	971
Property operating expenses	—	728	20	(1)	—	747
General and administrative	3,802	1,373	63	5	2,937	8,180

Total operating expenses	8,123	2,101	83	4	2,937	13,248
Other income (expenses):
(Loss) from joint ventures	—	—	—	(5)	—	(5)
Interest and other income	112	43	3	—	553	711
Interest (expense)	(1,353)	—	(75)	—	425	(1,003)
Loss on redemption transaction	—	—	—	(54)	—	(54)
Minority interest (expense)	—	(77)	—	—	—	(77)

Total other income (expense)	(1,241)	(34)	(72)	(59)	978	(428)

Income (loss) before income taxes	$2,331	$316	$(2,654)	$(63)	$(1,959)	$(2,029)

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Prior to the adoption of the liquidation basis of accounting, the Company’s operations were organized into three strategic business units (“SBUs”). In accordance with the requirements of SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information”, the Company is required to modify its segment presentation to conform to the current period segment reporting. Accordingly, what had previously been aggregated and described as the Debt and Equity Activities segment during the period January 1, 2005 to November 17, 2005 has primarily been reclassified to the Residential Activities — Other Developments segment. The Reis Services segment is displayed for the period January 1, 2005 to November 17, 2005, however, there was no operating data reported for that segment as the Company accounted for its investment in Private Reis on a cost basis at that time and did not record any profits or losses as a result of that accounting treatment. The Company had one additional segment during the 2005 period, the Commercial Property Activities segment which was significant in that period until the Company’s interest in that venture were redeemed (see below). Lastly, the Company reclassified out of Other Developments the operating information for East Lyme in the 2005 period to conform to the 2007 period presentation. The following table presents

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

condensed operating data for the period reported on a going concern basis from January 1, 2005 to November 17, 2005:

(amounts in thousands)

Condensed Operating Data For the Period		Residential Activities (A)			Commercial
January 1 to November 17, 2005	Reis	Palomino	East	Other	Property
(Going Concern Basis)	Services	Park	Lyme	Developments	Activities	Other*	Consolidated

Revenue:
Revenue from sales of residential units	$—	$488	$—	$—	$—	$—	$488
Rental revenue	—	12,153	—	—	—	—	12,153

Total revenues	—	12,641	—	—	—	—	12,641

Cost of sales:
Cost of sales of residential units	—	386	—	—	—	—	386

Total cost of sales	—	386	—	—	—	—	386

Gross profit	—	12,255	—	—	—	—	12,255

Operating expenses:
Property operating expenses, including depreciation and amortization	—	9,629	59	91	—	88	9,867
General and administrative	—	—	—	—	—	7,888	7,888

Total operating expenses	—	9,629	59	91	—	7,976	17,755

Other income (expenses):
Income from joint ventures	—	—	—	702	11,148	—	11,850
Interest and other income	—	—	1	9	—	2,059	2,069
Interest (expense)	—	(5,036)	480	128	—	(1,054)	(5,482)
Minority interest benefit	—	111	19	42	—	—	172

Total other income (expense)	—	(4,925)	500	881	11,148	1,005	8,609

(Loss) income before income taxes	$—	$(2,299)	$441	$790	$11,148	$(6,971)	$3,109

*	Includes interest revenue, fee revenue, depreciation and amortization expense, interest expense and general and administrative expenses that have not been allocated to the operating segments.

(A)	During the period January 1, 2005 to November 17, 2005, Residential Activities for Palomino Park included not only the Gold Peak development, but also the rental operations. See below for a description of Palomino Park and all of the activities associated therewith.

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2007 and for a description of the Merger.

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

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

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

For the period June 1, 2007 to December 31, 2007, no customer accounted for more than 2.4% of Reis Services revenues. Nine customers accounted for an aggregate of approximately 44.0% of Reis Services accounts receivable at December 31, 2007, including four customers in excess of 5% with the largest representing 7.0%. No customer accounted for more than 4.3% of deferred revenue at December 31, 2007.

Residential Development Activities

At December 31, 2007, the Company’s residential development activities and other investments were comprised of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 185 Gold Peak units were sold as of December 31, 2007.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and 19 homes were sold as of December 31, 2007.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres.

•	An equity interest in Clairborne Fordham, a company which owned the one remaining residential unit of a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois (“Clairborne Fordham”). This last unit was sold in January 2008.

•	Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Palomino Park

The Company has been the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases (Blue Ridge, Red Canyon and Green River) aggregating 1,184 units were operated as rental properties until they were sold in November 2005, as described below. The 264 unit Silver Mesa phase was converted into condominiums (sales commenced in February 2001 and by August 2005 the Company had sold all 264 units). The Gold Peak phase is under construction as a 259 unit for-sale condominium project.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

commenced in January 2006. At December 31, 2007, there were 20 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Years Ended
	December 31,		Project
	2007	2006	Total

Number of units sold	77	108	185
Gross sales proceeds	$24,226,000	$31,742,000	$55,968,000
Principal paydown on Gold Peak Construction Loan	$15,681,000	$24,528,000	$40,209,000

Palomino Park Transactions

On September 30, 2007, the Company purchased EQR’s remaining 7.075% interest in the corporation that owns the remaining Palomino Park assets for $1,200,000.

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. At that time, the buyer held back approximately $396,000, of which approximately $208,000, including $16,000 of accrued interest, was received by the Company in September 2007 with the remaining receivable of approximately $204,000 expected to be released in September 2008. The Company believes the remaining balance will be collected and has recorded such amount at full value at December 31, 2007.

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

Silver Mesa

In October 2000, Phase III, the 264 unit phase known as Silver Mesa, was completed for rental use. The Company made the strategic decision to convert Silver Mesa into condominium units and sell them to individual buyers. In conjunction with this decision, the Company prepared certain units to be sold and continued to rent certain of the remaining unsold units during the sell out period until the inventory available for sale had been significantly reduced and additional units were required to be prepared for sale. Sales of condominium units at Silver Mesa commenced in February 2001 and by August 2005 all of the 264 units were sold including the final two units during 2005 for gross proceeds of $488,000.

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it is constructing houses for sale. The Company purchased the land for $6,200,000 in June 2004.

After purchasing the land, the Company executed an agreement with a homebuilder to construct the homes for this project. The homebuilder is a 5% partner in the project and receives other consideration.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At December 31, 2007, three East Lyme homes were under contract for which deposits of 10% of the contract sales price were provided by the buyer. The following table provides information regarding East Lyme sales:

	For the Years Ended
	December 31,		Project
	2007	2006	Total

Number of homes sold	14	5	19
Gross sales proceeds	$9,797,000	$3,590,000	$13,387,000
Principal paydown on East Lyme Construction Loan	$8,785,000	$3,246,000	$12,031,000

At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the “East Lyme Land”) and subsequently acquired the East Lyme Land in November 2005 for $3,720,000, including future costs which were the obligation of the seller. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007 and December 31, 2006. This estimate continues to be recognized as a liability in the going concern balance sheet at December 31, 2007. This estimate could change in the future as plans for the remediation are finalized. An expected time frame for the remediation has not been established as of the date of this report.

In December 2007, the Company recorded aggregate impairment charges of approximately $3,149,000 related to East Lyme and the East Lyme Land. These charges were the result of continuing deteriorating market conditions in the fourth quarter of 2007 and management’s expectations for the future. The Company utilized assumptions in its discounted cash flow model that reflected the negative impact of the current market conditions and the negative effects on sales revenue, sales velocity, costs and the development plan. Further deterioration in market conditions or other factors may result in additional impairment charges in future periods.

Other Developments

Claverack

Through November 2007, the Company had a 75% ownership interest in a joint venture that owned two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel was subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is subdivided into 48 developable single family home lots.

During July 2006, the initial home on one lot of the seven lot parcel was completed and in October 2006, the home and a contiguous lot were sold for approximately $1,200,000 and the related outstanding debt of approximately $690,000 was repaid to the bank. In February 2007, Claverack sold one lot to the venture partner, leaving four lots of the original seven lots available for sale. In November 2007, the joint venture partner’s interest in the joint venture was redeemed in exchange for the remaining four lots, representing the remaining approximate 45 acres of the original 65 acre parcel. This resulted in the Company being the sole owner of The Stewardship. The Company recorded a loss of approximately $54,000 in the fourth quarter of 2007 from this redemption transaction.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

Clairborne Fordham

In October 2000, the Company and Prudential Real Estate Investors (“PREI”), an affiliate of Prudential Life Insurance Company, organized Clairborne Fordham, a venture in which the Company has a 10% interest. The Company’s investment in Clairborne Fordham, which is accounted for on the equity method, was approximately $102,000 at December 31, 2007 (going concern basis) and $423,000 at December 31, 2006 (liquidation basis).

Upon its organization, Clairborne Fordham provided an aggregate of $34,000,000 of mezzanine construction financing (the “Mezzanine Loan”) for the construction of Fordham Tower, a 50-story, 227 unit, luxury condominium apartment project to be built on Chicago’s near northside (“Fordham Tower”). The Mezzanine Loan, which matured in October 2003, bore interest at a fixed rate of 10.50% per annum with provisions for additional interest to PREI and the Company and was secured by a lien on the equity interests of the owner of Fordham Tower. The Mezzanine Loan was not repaid at maturity and as of October 2003, an amended loan agreement was executed to extend the terms to December 31, 2004 and other modifications.

On September 15, 2004, Clairborne Fordham executed an agreement with the owners of Fordham Tower pursuant to which Clairborne Fordham obtained title to the remaining unsold components of the project (which at that time included 18 unsold residential units, the 188 space parking garage and 12,000 square feet of retail space). During the year ended December 31, 2005, Clairborne Fordham sold the parking garage and 13 residential units for aggregate net proceeds of approximately $26,812,000, of which approximately $2,645,000 was distributed to the Company during 2005. No distributions were received by the Company during 2006. In March 2007, one of the two remaining units closed for aggregate net proceeds of approximately $897,000, of which the Company received $120,000 of proceeds, net of cash requirements for the venture. The last unit was sold in January 2008.

The following table details the Company’s share of income from Clairborne Fordham:

	For the	For the Period
	Period June 1 to	January 1 to
	December 31,	November 17,
	2007	2005

Net (loss) income from sales of components and operations	$(5,000)	$702,000

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidated Wellsford Mantua at December 31, 2007 and 2006. The Company’s investment in Wellsford Mantua was approximately $289,000 at December 31, 2007 (going concern basis) and $291,000 at December 31, 2006 (liquidation basis). The Company received a cash distribution of $375,000 related to this investment during the year ended December 31, 2006.

Beekman

In February 2005, the Company acquired a 10 acre parcel in Beekman, New York for a purchase price of $650,000. The Company also entered into a contract to acquire a contiguous 14 acre parcel, the acquisition of which was conditioned upon site plan approval to build a minimum of 60 residential condominium units

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

(together, these land parcels are referred to as “Beekman”). The Company’s $300,000 deposit in connection with this contract was secured by a first mortgage lien on the property.

As a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period and extend beyond December 31, 2008, the Board authorized the sale of the Beekman interests to Jeffrey Lynford and Mr. Lowenthal, or a company in which they have ownership interests, at the greater of the Company’s aggregate costs or the appraised values. In January 2006, a company which was owned by Jeffrey Lynford and Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project, and others acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets. In connection with this transaction, the Company’s subsidiary holding the approximate $14,721,000 balance of deferred compensation assets and the equivalent related liabilities, which were payable to Jeffrey Lynford and Mr. Lowenthal, was acquired by a company which is owned by these individuals and others.

Commercial Property Activities

During 2005, the Company’s primary commercial property activities and its sole activity in this SBU consisted of its interest in Wellsford/Whitehall Group, L.L.C. (“Wellsford/Whitehall”), a joint venture by and among the Company, various entities affiliated with the Whitehall Fund (“Whitehall”) and private real estate funds sponsored by the Goldman Sachs Group, LLC (“Goldman Sachs”). The managing member (“WP Commercial”), was an affiliate of Goldman Sachs and Whitehall.

Wellsford/Whitehall was originally organized as a private real estate operating company which leased and re-leased space, performed construction for tenant improvements, expanded buildings, re-developed properties and based on general and local economic conditions and specific conditions in the real estate industry, sold properties for an appropriate price.

In September 2005, the Company ceased its Commercial Property Activities when its 35.21% equity interest in Wellsford/Whitehall was redeemed for approximately $8,300,000 plus certain modest contingent payments to be received in the future. Approximately $141,000 was received in December 2005 related to the contingent payments. The Company realized an aggregate gain on the redemption of its interest of $5,986,000 during the year ended December 31, 2005. The Company will not receive any additional payments from its investment in Wellsford/Whitehall. At the time of the redemption of the Company’s interest in September 2005, Wellsford/Whitehall owned one office building and a parcel of land, both located in New Jersey.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

The Company’s investment in Wellsford/Whitehall was accounted for on the equity method. The following table details the changes in the Company’s investment in Wellsford/Whitehall during the year ended December 31, 2005.

(amounts in thousands)

Investment balance at January 1, 2005	$4,229
Distributions	(7,042)
Share of (through September 23, 2005):
(Loss) from operations	(839)
Net gain from asset disposition transactions	6,000
Proceeds from redemption of interest less minority stockholders’ interest and transaction costs	(8,334)
Gain on redemption of interest	5,986

Investment balance at December 31, 2005	$—

The following table presents condensed operating data for the year ended December 31, 2005:

(amounts in thousands)
For the Year
Ended
December 31,
Condensed Operating Data	2005

Total revenues	$1,581
Total expenses	1,958
(Loss) from impairment	(453)

(Loss) before discontinued operations	(830)
Income from discontinued operations	15,136

Net income	$14,306

Since the beginning of 2001, Wellsford/Whitehall completed 46 property sales or transfers, including 15 in 2005 as described below.

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

In April 2005, Wellsford/Whitehall completed the sale of a building in Needham, Massachusetts, for $37,500,000. Approximately $18,400,000 of the net proceeds were used to pay existing debt. Wellsford/ Whitehall reported a gain of approximately $7,000,000 on this transaction, of which the Company’s share was approximately $2,500,000.

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

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

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

WP Commercial provided management, construction, development and leasing services to Wellsford/Whitehall based on an agreed upon fee schedule. WP Commercial received an administrative management fee of 93 basis points on a predetermined value for each asset in the Wellsford/Whitehall portfolio. As Wellsford/Whitehall sold assets, the basis used to determine the fee was reduced by the respective asset’s predetermined value six months after the completion of such sales. During the year ended December 31, 2005, Wellsford/Whitehall paid the following fees to WP Commercial or one of its affiliates, including amounts reflected in discontinued operations of Wellsford/Whitehall:

For the Year Ended
December 31,
2005

Administrative management	$1,834,000

Construction, construction management, development and leasing	$75,000

Financing fee	$750,000

Whitehall paid the Company fees with respect to assets disposed of by Wellsford/Whitehall and for certain acquisitions of real estate made by certain other affiliates of Whitehall. These fees aggregated $518,000 for the year ended December 31, 2005.

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	December 31,
	2007	2006

Deposits and escrows related to residential development activities	$3,430,000	$2,485,000
Cash restricted for use by joint ventures	—	452,000
Security for office lease (see Note 11)	234,000	—

	$3,664,000	$2,937,000

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, based upon the finalized allocation of the purchase price of Private Reis and additional capitalized costs since the Merger, including the respective amounts of accumulated amortization, are as follows:

December 31, 2007

Database	$8,243,000
Accumulated amortization	(1,025,000)

Database, net	7,218,000

Customer relationships	14,100,000
Accumulated amortization	(445,000)

Customer relationships, net	13,655,000

Web site	2,177,000
Accumulated amortization	(299,000)

Web site, net	1,878,000

Acquired below market lease	2,800,000
Accumulated amortization	(198,000)

Acquired below market lease, net	2,602,000

Intangibles, net	$25,353,000

Amortization expense for intangibles and other assets was approximately $1,967,000 for the seven month period June 1, 2007 to December 31, 2007. The Company’s future amortization expense related to the net intangible asset balance at December 31, 2007 follows.

(amounts in thousands)
For the Year Ended December 31,	Amount

2008	$3,781
2009	3,804
2010	3,304
2011	2,802
2012	1,931
Thereafter	9,731

Total	$25,353

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Debt

At December 31, 2007 and 2006, the Company’s debt consisted of the following:

			December 31,
Debt/Project	Initial Maturity Date	Stated Interest Rate	2007	2006

Debt:
Reis Services Bank Loan	September 2012	LIBOR + 2.50%(C)	$24,250,000	$—
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%(B)	6,417,000	9,550,000
East Lyme Construction Loan	December 2007(A)	LIBOR + 2.15%(B)	6,966,000	10,579,000
Other long term debt	Various	Fixed/Various	578,000	—

Total debt			38,211,000	20,129,000
Less current portion			15,059,000	—

Long term portion			$23,152,000	$20,129,000

Carrying amount of real estate assets collateralizing construction loans payable			$20,000,000	$36,000,000

Cash held in financial institutions in which a security interest is granted for construction debt			$3,808,000	$3,773,000

Total assets of Reis Services			$97,530,000

(A)    The East Lyme Construction Loan had initial maturity date in December 2007. This date was extended by the lender to
          April 15, 2008 while the Company negotiates extension terms with the lender (see below).

(B)	Principal payments will be made from sales proceeds upon the sale of individual homes.

(C)	Depending upon the leverage ratio, as defined by the Bank Loan agreement, the spread to LIBOR could decrease from 3.00% to 1.50% as described below.

Reis Services Bank Loan

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

At December 31, 2007, the interest rate was LIBOR + 2.50% (LIBOR was 4.60% at December 31, 2007). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Debt (continued)

$2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $19,000 at December 31, 2007. The change in the fair value of approximately $90,000 was charged to interest expense during the period June 1, 2007 to December 31, 2007.

In connection with obtaining the Bank Loan, Reis Services paid fees and incurred third party costs aggregating approximately $501,000 which are amortized over the term of the loan. Such costs are included as other assets in the accompanying financial statements.

Residential Development Debt

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000 (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan bears interest at LIBOR + 1.65% per annum, matures in November 2009 and has additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $6,417,000 and $9,550,000 at December 31, 2007 and 2006, respectively. The outstanding balance on the development portion of the loan was repaid during 2006 and the related commitment was terminated in February 2007. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

In December 2004, the Company obtained development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000 (the “East Lyme Construction Loan”). The East Lyme Construction Loan bears interest at LIBOR + 2.15% per annum and matured in December 2007 with two one-year extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as homes are sold. The Company did not meet the minimum home sale requirement condition and, accordingly, is negotiating extension and covenant terms with the lender. The lender extended the December 2007 maturity date to April 15, 2008 with no changes to the terms of the loans while negotiations for an extension continue. There can be no assurance that a further extension, renewal or financing will be granted on favorable terms, or at all. The balance of the East Lyme Construction Loan was approximately $6,966,000 and $10,579,000 at December 31, 2007 and 2006, respectively. The Company had a 4% LIBOR cap which expired in July 2007 for a portion of the East Lyme Construction Loan.

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

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
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

In connection with the sale of the three rental phases of Palomino Park in November 2005, the Company repaid an aggregate of approximately $94,035,000 of mortgage debt and paid approximately $4,600,000 of debt prepayment costs from the sale proceeds.

The Company’s scheduled long-term maturities of all its debt at December 31, 2007 follows:

(amounts in thousands)
For the Year Ended December 31,	Amount(A)

2008	$15,059
2009	3,688
2010	6,519
2011	7,361
2012	5,584

Total	$38,211

(A)     Excludes payments expected to be made from sales proceeds.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately, $993,000, $417,000, $1,316,000, $131,000 and $1,375,000 was capitalized during the period June 1, 2007 to December 31, 2007, the period January 1, 2007 to May 31, 2007, the year ended December 31, 2006, the period November 18, 2005 to December 31, 2005 and the period January 1, 2005 to November 17, 2005, respectively.

7.	Income Taxes

The components of the income tax (benefit) expense from continuing operations are as follows:

	For the Period	For the Period
	June 1 to	January 1 to
	December 31, 2007	November 17, 2005

Current state and local tax	$46,000	$200,000
Deferred federal tax	(626,000)	32,000
Deferred state and local tax	(159,000)	(141,000)

Income tax (benefit) expense	$(739,000)	$91,000

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (continued)

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax (benefit) expense for continuing operations is as follows:

	For the Period		For the Period
	June 1 to		January 1 to
	December 31, 2007		November 17, 2005
	Amount	Percent	Amount	Percent

Tax (benefit) expense at U.S. statutory rate	$(710,000)	(35.00)%	$1,088,000	35.00%
State tax (credit), net of federal benefit	(73,000)	(3.59)%	38,000	1.23%
Change in valuation allowance, net	—	—	(921,000)	(29.63)%
Non-deductible/non-taxable items, net	44,000	2.17%	(83,000)	(2.68)%
Effect of difference in tax rate	—	—	(31,000)	(1.00)%

	$(739,000)	(36.42)%	$91,000	2.92%

Private Reis had net operating loss (“NOL”) carryforwards aggregating approximately $11,800,000 at May 30, 2007 expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company’s merger with Value Property Trust (“VLP”) in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the “Code”). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation on the ability to utilize the Company’s NOLs, which is estimated to be $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $38,100,000 of these remaining NOLs at December 31, 2007. Of such amount, approximately $4,400,000 will expire in 2008 and approximately $5,558,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the “continuity of business enterprise” requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to the Merger ownership change. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs; however, there would be no such limitation on the Private Reis NOLs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes including at December 31, 2006 the liquidation basis

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (continued)

beginning in 2005 and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(Going Concern Basis)	(Liquidation Basis)

Deferred Tax Assets

Net operating loss carryforwards	$20,338,701	$19,727,820
Asset basis differences — tax amount greater than value	5,884,636	3,791,245
Liability reserves	322,799	—
Reserve for option cancellations	218,719	1,103,924
Stock compensation plans	465,850
AMT credit carryforwards	943,461	764,549
Reserve for estimated liquidation costs	—	7,644,979
Other	93,476	—

	28,267,642	33,032,517
Valuation allowance	(20,499,626)	(31,144,133)

Total deferred tax assets	7,768,016	1,888,384

Deferred Tax Liabilities

Acquired asset differences — book value greater than tax	(8,698,898)	—
Asset basis differences — carrying amount value greater than tax	(382,698)	(1,965,067)
Other	—	(46,989)

Total deferred tax liabilities	(9,081,596)	(2,012,056)

Net deferred tax (liability)	$(1,313,580)	$(123,672)

The net deferred tax liability was approximately $1,314,000 at December 31, 2007 and is reflected as a non current liability in the accompanying balance sheet. The significant portion of the deferred tax liability relates to the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141. The Company’s net deferred tax liabilities at December 31, 2006 are in accrued expenses and other liabilities in the Statement of Net Assets in Liquidation at December 31, 2006. The deferred tax assets and liabilities at December 31, 2006 take into consideration the recordation of assets at estimated net realizable value. During 2007, the Company determined that the December 31, 2006 deferred tax assets and the valuation allowance should have included the tax impact of the Company’s stock option cancellation liability. Accordingly, the December 31, 2006 amounts have been adjusted with no impact on the carrying amount of the net deferred tax liability at that date.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that valuation allowances of approximately $20,500,000 and $31,144,000 at December 31, 2007 and 2006, respectively, are necessary. The reduction in the valuation allowance during 2007 results primarily from the expiration of NOLs during 2007, the reduction of the

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (continued)

available NOLs to the calculated maximum potential usage arising from the new annual limitation described above and the change from the liquidation basis of accounting to the going concern basis in 2007 and the related elimination of the reserve for future costs, offset in part by an increase in the allowance related to real estate impairments. In addition, the Company recorded the tax benefits of certain tax assets of approximately $2,378,000 recorded as part of the purchase price allocation in the Merger. The allowance at December 31, 2007 and 2006 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The 2006 amount also includes an allowance for a portion of estimated future liquidation costs.

As disclosed in Note 2, the Company adopted the provisions of FIN 48 as of January 1, 2007, which did not impact the Company’s financial position. The Company’s reserve for unrecognized tax benefits was approximately $993,000 at December 31, 2007. If the reserve was reversed in full or in part, it would increase income in the future by either reducing the tax provision and effective tax rate or reducing general and administrative expenses, in that future period, depending upon the nature of the tax positions resolved.

Interest and penalties related to these tax provisions were primarily included in general and administrative expenses during 2007 and prior years and approximated $438,000 at December 31, 2007.

A reconciliation of the unrecognized tax benefits for the period January 1, 2007 to December 31, 2007 follows:

Balance at January 1, 2007	$844,000
Additions for provisions related to prior years	149,000

Balance at December 31, 2007	$993,000

The Company expects that approximately one-half of the above balance will be resolved during 2008 related to the unrecognized tax provisions taken in 2007 and prior years.

The parent company and its subsidiaries have never been audited by the Federal tax authorities and tax returns are open from 2003 to 2006. In addition, acquired net operating loss carry forwards are open for the years 1993, 1994, 1996 and 1998 for operating losses generated during those periods. Tax returns for one subsidiary are open from 1998 to 2006 with a local taxing authority and from 2001 to 2006 for the parent company and that subsidiary with a state taxing authority. The tax years for another subsidiary, operating in a different state, are open from 2002 to 2006.

Private Reis has been audited by the Federal tax authorities through the year ended October 31, 2006. State and local tax returns are open from 2003 to 2006. In addition, tax returns are open from 2000 to 2002 to the extent of net operating losses generated during these periods by Private Reis.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8. Transactions With Affiliates

The following table details revenues, costs and expenses for transactions with affiliates for the identified periods:

	For the Period	For the Period	For The Year	For the Period	For the Period
	June 1 to	January 1 to	Ended	November 18 to	January 1 to
	December 31,	May 31,	December 31,	December 31,	November 17,
	2007	2007	2006	2005	2005
	(Going Concern				(Going Concern
	Basis)	(Liquidation Basis)			Basis)

Revenues:
WP Commercial fees (A)	$—	$—	$—	$—	$518,000

Costs and expenses:
EQR credit enhancement (B)	$—	$—	$—	$—	$9,000
Fees to our partners, or their affiliates, on residential development projects:
East Lyme	146,000	104,000	500,000	62,000	438,000
Claverack	—	—	100,000	12,000	88,000
Beekman	—	—	—	9,000	69,000

Total costs and expenses	$146,000	$104,000	$600,000	$83,000	$604,000

(A)	Wellsford/Whitehall was a joint venture by and among the Company, various entities affiliated with Whitehall and private real estate funds sponsored by Goldman Sachs. The managing member, WP Commercial, was an affiliate of Goldman Sachs and Whitehall. See Note 3 for additional information.

(B)	Relates to the Palomino Park Bonds which were credit enhanced by EQR. The Palomino Park tax-exempt bonds were repaid in May 2005.

Prior to the Merger the Company had a preferred equity investment in Private Reis through Wellsford Capital. At December 31, 2006, the carrying amount of the Company’s aggregate investment in Private Reis was approximately $20,000,000 on a liquidation basis (or approximately $6,791,000 on a historical cost basis), representing approximately 23% of Private Reis’s equity on an as converted to common stock basis. See Footnotes 1 and 3 regarding the Merger and additional information about Reis.

Prior to September 2006, a portion of the Company’s investment in Private Reis was held through Reis Capital Holdings, LLC (“Reis Capital”), a company which was organized to hold this investment. The Company had an approximate 51.09% non-controlling interest in Reis Capital. In September 2006, the members of Reis Capital approved the dissolution of this entity and distributed the Reis shares directly to the members in October 2006.

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

Jeffrey Lynford and Mr. Lowenthal were members of the EQR board of directors from the date of the EQR Merger through their retirements from the EQR board in May 2003. In addition, the former president and vice chairman of EQR, Mr. Crocker, is a member of the Company’s Board. Another EQR executive was elected to the Company’s Board on January 1, 2004 to represent EQR’s interests in the Company. The EQR

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transactions With Affiliates (continued)

representative resigned as a director in April 2005. EQR provided credit enhancement for the Palomino Park Bonds through May 2005, for which the Company paid fees of $9,000 to EQR during the 2005 period. EQR was the holder of 1,000,000 8.25% Convertible Trust Preferred Securities, with an aggregate liquidation amount of $25,000,000. In March 2005, the Company notified EQR of its intent to redeem for cash its outstanding $25,000,000 of Convertible Trust Preferred Securities and then completed the redemption during April 2005. Interest expense during the period January 1, 2005 to November 17, 2005 was approximately $824,000 and included related cost amortization and the write-off of the unamortized balance. EQR was also the holder of 169,903 shares of class A-1 common stock of the Company. In January 2006, EQR converted its 169,903 shares of class A-1 common stock to an equal number of common shares. In 2005, the Company purchased half of EQR’s 14.15% interest in the corporation that owns the Palomino Park assets for $2,087,000 and made aggregate distributions of approximately $4,080,000 in 2005. On September 30, 2007, the Company purchased EQR’s remaining 7.075% interest in that corporation for $1,200,000.

In January 2006, a company which is owned by Jeffrey Lynford and Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project and others, acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000. This was accomplished through a sale of the entities that owned the Beekman project.

See Note 1 and 3 for additional related party information.

9.	Stockholders’ Equity

The following table presents information regarding the Company’s securities:

	December 31,
	2007	2006

Common stock, 101,000,000 shares authorized, $.02 par value per share	10,984,517	6,646,738

In December 2006, the Board amended the Company’s charter to reclassify all of the authorized but unissued shares of series A 8% convertible redeemable preferred stock, class A-1 common stock, and to the extent such shares remain classified, class A common stock, as shares of common stock of the Company.

In January 2006, EQR, the sole holder of the outstanding class A-1 common stock, converted its 169,903 class A-1 shares to an equal number of common shares.

The Company has issued shares of common stock to executive officers and other employees through periodic annual bonus awards, as well as certain shares issued at the date of the EQR Merger, which officers and employees could have elected to contribute into the Rabbi Trust. At December 31, 2005, an aggregate of 256,487 shares of common stock (which had an aggregate market value of approximately $1,539,000 based on the Company’s December 30, 2005 closing stock price of $6.00 per share), were in the Rabbi Trust for the benefit of Jeffrey Lynford and Mr. Lowenthal and classified as Treasury Stock in the Company’s consolidated financial statements. Historically, awards of Company stock vested over various periods ranging from two to five years, as long as the officer or employee was still employed by the Company. Four officers of the Company elected to have the balance of their respective deferred compensation accounts (aggregating 39,200 shares) distributed to them in December 2005 under the terms of an amendment to the deferred compensation plan. In addition, an aggregate of approximately $993,000 of cash from the $14.00 per share liquidating distribution

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stockholders’ Equity (continued)

and other investments was distributed to these officers. The following table presents changes to the stock held in the Rabbi Trust for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
	2006		2005
	Number	Value at	Number	Value at
	of	Date of	of	Date of
	Shares	Issuance	Shares	Issuance

Shares issued pursuant to plan, beginning of period	256,487		302,062
Shares released under terms of agreement or by transfer	(256,487)	$20.20	(45,575)	$16.09

Balance at end of period	—		256,487

Shares vested at December 31	—		256,487

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

The Company made a distribution of $14.00 per share on December 14, 2005. The Company did not declare or distribute any other dividends during the years ended December 31, 2007, 2006 and 2005.

10.	Stock Plans and Other Incentives

The Company has adopted certain incentive plans (the “Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from three to five years for employees and may contain the right to receive reload options under certain conditions. At December 31, 2007, remaining availability aggregated 100,062 common shares, all of which expire on March 10, 2008.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

The following table presents the changes in options outstanding by year, the effect of the following adjustments on the December 31, 2005 balances (see below) and other plan data:

	December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	1,414,876	$5.68	1,845,584	$5.65	662,979	$20.15
Granted	683,931	10.07	—	—	—	—
Exercised	(940,457)	(5.81)	(175,559)	(5.74)	(3,540)	(15.84)
Cancelled through cash settlement	(278,571)	(5.67)	(237,426)	(5.14)	—	—
Forfeited/cancelled/expired	(263,931)	(10.43)	(17,723)	(8.39)	(138,774)	(20.74)

Outstanding at end of period	615,848	8.34	1,414,876	5.68	520,665	20.02

Outstanding at December 31, 2005, as adjusted					1,845,584	$5.65

Options exercisable at end of period	195,848	$5.10	1,414,876	$5.68	520,665	$20.02

Options exercisable at December 31, 2005, as adjusted					1,845,584	$5.65

Options exercisable which can be settled in cash	195,848	$5.10	1,414,876	$5.68

Weighted average fair value of options granted per year (per option)	$2.67		$—		$—

Weighted average remaining contractual life at end of period	7.4 years		1.6 years		2.6 years

As permitted by the Plan and in accordance with the provisions of the Company’s option plans, applicable accounting rules, the American Stock Exchange (“AMEX”) rules and Federal income tax laws, the Company’s outstanding stock options were adjusted to prevent a dilution of benefits to option holders arising from a reduction in value of the Company’s common stock as a result of the $14.00 per share initial liquidating distribution made to the Company’s stockholders on December 14, 2005. The adjustment reduces the exercise price of the outstanding options by the ratio of the price of a common share immediately after the distribution ($5.60 per share) to the stock price immediately before the distribution ($19.85 per share) and increases the number of common shares subject to outstanding options by the reciprocal of the ratio. As a result of this adjustment, the 520,665 options outstanding as of December 31, 2005 were converted into options to acquire 1,845,584 common shares and the weighted average exercise price of such options decreased from $20.02 per share to $5.65 per share. The Board approved these option adjustments on January 26, 2006. These adjustments did not result in a new grant and did not have any financial statement impact. At the same time, the Board authorized amendments to outstanding options to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. Additionally, certain non-qualified “out-of-the-money” options which had original maturity dates prior to December 31, 2007, were extended by the Board to the later of December 31 of the year of original expiration or the 15th day of the third month following the date of the original expiration.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

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

At May 31, 2007, the liability for options which could be settled in cash was approximately $7,269,000 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in-the-money” options at that date. No cash payments were made during the five months ended May 31, 2007.

During the period June 1, 2007 to December 31, 2007, an aggregate of 278,571 options were settled with net cash payments aggregating approximately $1,580,000. In addition, in a series of transactions in June 2007, Jeffrey Lynford tendered certain shares of common stock he owned as payment of the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable withholding taxes and was treated as an option cancellation payment). As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise. Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which have an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant. These reload options expired on December 31, 2007, did not have a net cash settlement feature and were treated as an equity award. In May 2007, 48,508 options were exercised for which the Company received proceeds of approximately $282,000.

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 “in-the-money” options that are accounted for as a liability award at that date. The Company recorded a compensation benefit for the period June 1, 2007 to December 31, 2007 in General and Administrative expenses in the statement of operations of approximately $1,847,000, as a result of the stock price declines during the period. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

In connection with the Merger, 340,000 options were granted to six key employees on May 30, 2007 with an exercise price of $10.40 per option. These options vest ratably over five years. An additional 100,000 options were granted to employees in August 2007 with an exercise price of $7.50 per option. These options vest

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

ratably over five years. These awards are treated as equity awards based on their respective terms and the fair value of each award is charged to compensation expense on a straight-line basis at the corporate level over the vesting period.

Also in connection with the Merger, Lloyd Lynford and Mr. Garfield were granted 100,000 and 46,000 restricted stock units (“RSUs”), respectively, which upon meeting certain performance thresholds vest over a three year period. The grant date fair value is $10.40 per RSU and is charged to compensation expense at the corporate level on a graded schedule over the vesting period. At the time of the award and at December 31, 2007, the Company believed that it would meet the required performance threshold to fully vest the RSUs over the three year period.

At the Merger date, 123 employees were granted an aggregate of 73,800 RSUs which vest after three years of service and have a grant date value of $10.40 per RSU. This award is treated as an equity award and the grant date fair value is charged to compensation expense at the corporate level over the vesting periods. As a result of an amendment to the Incentive Plans which was approved by the stockholders on May 30, 2007, awards can be made to all employees of the Company, not just key employees.

As a result of the issuance of the stock options and RSU grants, the Company recorded non-cash compensation expense of approximately $959,000 for the seven month period June 1, 2007 to December 31, 2007.

The following table presents additional option details at December 31, 2007 and 2006 reflecting the impact of the previously described adjustments:

	Options Outstanding and Exercisable			Options Outstanding and Exercisable
	at December 31, 2007			at December 31, 2006
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Life (Years)	Exercise Price

$4.09 to $4.55	79,757	3.79	$4.39	106,343	5.08	$4.37
$4.60	34,561	1.75	4.60	43,423	2.79	4.60
$5.03	28,358	0.79	5.03	37,220	1.82	5.03
$5.18 to $5.57	35,448	4.97	5.34	53,172	5.97	5.34
$5.81	—	—	—	1,148,132	1.00	5.81
$7.50	80,000	9.63	7.50	—	—	—
$8.89	17,724	0.21	8.89	26,586	1.21	8.89
$10.40	340,000	9.42	10.40	—	—	—

	615,848	7.37	8.34	1,414,876	1.57	5.68

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

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

The following table includes the assumptions that were made and the estimated fair value for grants made in 2007:

2007 Grants (A)

Dividend yield	—
Risk-free interest rate	4.39% to 4.84%
Expected life	7.0 years
Estimated volatility	23.3% to 24.0%
Weighted average fair value of options granted (per option)	$3.66

(A)	Excludes the grant of reload options to Jeffrey Lynford which had a life at the date of grant of approximately six months, the estimated volatility was 23.1% and the risk-free interest rate was 4.95% to compute a Black-Scholes value of $0.89 per option. When combined with the other grants in 2007, the weighted average fair value of options granted (per option) is reduced to $2.67 per option from $3.66 per option.

At December 31, 2007, the total compensation cost related to outstanding, non-vested awards of RSUs and options that is expected to be recognized as compensation cost in the future aggregates approximately $2,445,000. This cost will be expensed over a period of 2.4 years related to RSUs and 4.4 years related to option grants.

11.	Commitments and Contingencies

From time-to-time, legal actions may be brought against the Company in the ordinary course of business. There can be no assurance that such matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is a tenant under three operating leases for office space in New York, including the historic Wellsford office space which expires in October 2008, the current corporate office space which expires in September 2016 and other former Private Reis office space through March 2008. Rent expense was approximately $1,474,000 and $817,000 for the period June 1, 2007 to December 31, 2007 and for the period January 1, 2005 to November 17, 2005 respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts.

In connection with the lease for the current corporate office space, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement was approximately $216,000 which was replaced by a certificate of deposit issued by that bank. The certificate of deposit is included in Restricted Cash and Investments in the Consolidated Balance Sheet at December 31, 2007.

The Company has an accrual of approximately $102,000 for accrued net lease abandonment costs at December 31, 2007 related to the other former Private Reis offices through March 2008.

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Commitments and Contingencies (continued)

Future minimum lease payments under operating leases at December 31, 2007 are as follows:

(amounts in thousands)

For the Year Ended December 31,	Amount

2008	$1,680
2009	1,361
2010	1,388
2011	1,415
2012	1,444
Thereafter	5,542

Total	$12,830

The Company has two separate defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. For the historic Wellsford Plan, employer contributions, if any, are made based upon a discretionary amount determined by the Company’s management. The Company made contributions to this plan of approximately $23,000, $28,000 and $31,000 for the years ended December 31, 2007, 2006 and 2005. For the historic Private Reis plan, the Company made contributions of approximately $35,000 for the period June 1, 2007 to December 31, 2007.

12.	Fair Value of Financial Instruments

At December 31, 2007, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair value of these financial instruments were not materially different from their recorded values at December 31, 2007. At December 31, 2006 the Company’s assets were stated at their net realizable values and liabilities were stated at their estimated settlement amounts. All of the Company’s debt at December 31, 2007 and 2006 was floating rate based. The fair value of the Company’s interest rate caps were approximately $19,000 and $97,000 at December 31, 2007 and 2006, respectively. See Note 6 for more information about the Company’s debt.

13.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands)

	2007
	Liquidation Basis
	March 31	May 31

Net assets in liquidation	$57,504	$51,923
Per share	$8.65	$7.76
Common stock outstanding at each respective date	6,647	6,695

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summarized Consolidated Quarterly Information (Unaudited) (continued)

	2007
	Going Concern Basis
	For the Period	For the Three Months	For the Three Months
	June 1 to June 30	Ended September 30	Ended December 31

Revenue:
Subscription revenue	$1,874	$6,343	$6,398
Revenue from sales of residential units	1,157	12,827	7,768

Total revenue	3,031	19,170	14,166
Cost of sales:
Cost of sales of subscription revenue	404	1,256	1,261
Cost of sales of residential units	950	11,208	6,493
Impairment loss on real estate assets under development	—	—	3,149

Total cost of sales	1,354	12,464	10,903

Gross profit	1,677	6,706	3,263
Total operating expenses	733	5,888	6,626
Total other income (expenses)	(105)	(170)	(153)

Income (loss) before income taxes	839	648	(3,516)
Income tax expense (benefit)	4	332	(1,075)

Net income (loss)	$835	$316	$(2,441)

Net income (loss) per common share:*
Basic	$0.08	$0.03	$(0.22)

Diluted	$(0.03)	$(0.03)	$(0.22)

Weighted average number of common shares outstanding
Basic	10,977	10,985	10,985

Diluted	11,152	11,259	10,985

	2006
	Liquidation Basis
	March 31	June 30	September 30	December 31

Net assets in liquidation	$53,384	$55,844	$56,211	$57,596
Per share	$8.25	$8.63	$8.69	$8.67
Common stock outstanding at each respective date	6,471	6,471	6,471	6,647

*	Aggregate quarterly earnings per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

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

Office space in the properties is generally leased to tenants under lease terms which provide for the tenants to pay base rents plus increases in operating expenses in excess of specified amounts. Non-cancelable operating leases

WELLSFORD/WHITEHALL GROUP, L.L.C., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 (Continued)

Leases (Continued)

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

REIS, INC.
(FORMERLY WELLSFORD REAL PROPERTIES, INC.)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

The following reconciliation of real estate assets and accumulated depreciation is presented on the going concern basis of accounting at historical cost:

(amounts in thousands)
For the Period
January 1 to
November 17, 2005

Real Estate
Balance at beginning of period	$132,311
Additions:
Capital improvements	23

132,334
Less:
Real estate sold	—
Reclassified costs to residential units available for sale	—

Balance at end of period	$132,334

Accumulated Depreciation
Balance at beginning of period	$21,031
Additions:
Charged to operating expense	3,740

24,771
Less:
Accumulated depreciation real estate sold	—
Accumulated depreciation on costs reclassified to residential units held for sale	—

Balance at end of period	$24,771

S-1