Form 10-Q
period 2008-03-31
Reis, Inc.
filed 2008-05-12
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________.
Commission File Number 001-12917

REIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-3926898 (I.R.S. Employer Identification No.)

530 Fifth Avenue, New York, NY (Address of Principal Executive Offices)	10036 (Zip Code)

(212) 921-1122
(Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.        Yes         No

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes         No

The number of the Registrant’s shares of common stock outstanding was 10,984,517 as of May 12, 2008.

Part I. Financial Information. Item 1. Financial Statements.
REIS, INC. CONSOLIDATED BALANCE SHEETS (GOING CONCERN BASIS)
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,601,320	$23,238,490
Restricted cash and investments	3,267,773	3,663,789
Receivables, prepaid and other assets	4,103,054	8,068,675
Real estate assets under development	15,901,013	20,731,762

Total current assets	48,873,160	55,702,716
Furniture, fixtures and equipment, net	2,104,449	2,257,045
Other real estate assets	6,388,694	6,040,204
Intangible assets, net of accumulated amortization of $2,900,104 and
$1,967,608, respectively	24,873,785	25,353,030
Goodwill	54,824,648	54,824,648
Other assets	649,859	670,829

Total assets	$137,714,595	$144,848,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of loans and other debt	$178,897	$175,610
Current portion of Bank Loan	2,000,000	1,500,000
Construction payables	1,193,002	2,791,896
Construction loans payable	10,241,184	13,382,780
Accrued expenses and other liabilities	6,576,255	8,629,376
Reserve for option liability	99,377	527,034
Deferred revenue	12,566,972	13,262,114

Total current liabilities	32,855,687	40,268,810
Non-current portion of Bank Loan	21,875,000	22,750,000
Other long-term liabilities	779,883	816,741
Deferred tax liability, net	1,645,580	1,313,580

Total liabilities	57,156,150	65,149,131

Commitments and contingencies
Stockholders' equity:
Common stock, $.02 par value per share, 101,000,000 shares authorized,
10,984,517 shares issued and outstanding	219,690	219,690
Additional paid in capital	99,347,306	98,936,084
Retained earnings (deficit)	(19,008,551)	(19,456,433)

Total stockholders' equity	80,558,445	79,699,341

Total liabilities and stockholders' equity	$137,714,595	$144,848,472

See Notes to Consolidated Financial Statements

REIS, INC. CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS) (Unaudited)

For the Three Months Ended March 31, 2008
Revenue:
Subscription revenue	$6,411,104
Revenue from sales of residential units	8,383,825

Total revenue	14,794,929

Cost of sales:
Cost of sales of subscription revenue	1,328,880
Cost of sales of residential units	6,928,041

Total cost of sales	8,256,921

Gross profit	6,538,008

Operating expenses:
Sales and marketing	1,355,273
Product development	525,242
Property operating expenses	249,599
General and administrative expenses (net of reduction attributable to stock based
liability amounts of $372,181)	3,421,740

Total operating expenses	5,551,854

Other income (expenses):
Income from joint ventures	23,396
Interest and other income	166,032
Interest expense	(327,700)

Total other income (expenses)	(138,272)

Income before income taxes	847,882
Income tax expense	400,000

Net income	$447,882

Net income per common share:
Basic	$0.04

Diluted	$0.01

Weighted average number of common shares outstanding:
Basic	10,984,517

Diluted	11,179,377

See Notes to Consolidated Financial Statements

REIS, INC. CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (Unaudited)

For the Three Months Ended March 31, 2007
Net assets in liquidation - beginning of period	$57,595,561
Operating income	472,197
Changes in net real estate assets under development, net of minority
interest and estimated income taxes	(132,937)
Change in option cancellation reserve	(430,370)

(Decrease) in net assets in liquidation	(91,110)

Net assets in liquidation - end of period	$57,504,451

See Notes to Consolidated Financial Statements

REIS, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (GOING CONCERN BASIS) FOR THE THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2008	10,984,517	$219,690	$98,936,084	$(19,456,433)	$79,699,341
Issuance of stock options and
restricted stock units	--	--	411,222	--	411,222
Net income	--	--	--	447,882	447,882

Balance, March 31, 2008	10,984,517	$219,690	$99,347,306	$(19,008,551)	$80,558,445

See Notes to Consolidated Financial Statements

REIS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	Going Concern Basis	Liquidation Basis
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from:
Interest and other income and expense, net		$472,197
Operating activities of real estate assets under
development, net		(132,937)

		339,260
Net income	$447,882	--
Adjustments to reconcile to net cash provided by operating
activities:
Deferred tax provision	332,000	--
Depreciation	198,694	--
Amortization of intangible assets	932,495	--
Change in fair value of interest rate cap	15,385	--
Stock based compensation charges	411,222	--
Undistributed minority interest (benefit)	--	(5,529)
Changes in assets and liabilities:
Restricted cash and investments	396,016	(55,263)
Real estate assets under development	4,830,749	3,223,401
Receivables, prepaid and other assets	3,742,115	1,015,631
Accrued expenses and other liabilities	(2,010,432)	(1,479,269)
Reserve for estimated costs during the liquidation period	--	(854,742)
Reserve for option liability	(372,181)	--
Deferred revenue	(695,142)	--
Construction payables	(1,598,894)	192,989

Net cash provided by operating activities	6,629,909	2,376,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(453,250)	--
Furniture, fixtures and equipment additions	(46,098)	--
Investments in other real estate assets	(348,490)	--
Return of capital from investments in joint ventures	229,091	120,000
Merger costs	--	(97,461)

Net cash (used in) provided by investing activities	(618,747)	22,539

REIS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	For the Three Months Ended March 31,
	2008	2007
	Going Concern Basis	Liquidation Basis
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from mortgage notes and construction loans
payable	2,516,706	3,427,517
Repayments of mortgage notes and construction loans
payable	(5,658,302)	(5,572,300)
Repayment of Bank Loan	(375,000)	--
Repayments on capitalized equipment leases and other
debt	(76,260)	--
Payments for option cancellations	(55,476)	--

Net cash (used in) financing activities	(3,648,332)	(2,144,783)

Net increase in cash and cash equivalents	2,362,830	254,234
Cash and cash equivalents, beginning of period	23,238,490	39,050,333

Cash and cash equivalents, end of period	$25,601,320	$39,304,567

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, excluding
interest funded by construction loans	$683,295	$--

(Tax refunds in excess of income taxes paid) cash paid
during the period for income taxes, net of refunds	$(29,440)	$132,262

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Increase in option cancellation liability		$430,370

Accrual for unpaid merger costs		$978,373

See Notes to Consolidated Financial Statements

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization, Business, Merger and Terminated Plan of Liquidation
Organization and Business

Reis, Inc., the "Company" or "Reis" (formerly Wellsford Real Properties, Inc. ("Wellsford")), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the May 2007 merger of the privately held company, Reis, Inc. ("Private Reis") with and into Reis Services, LLC ("Reis Services"), a wholly-owned subsidiary of Wellsford (the "Merger").

Private Reis's Historic Business

Private Reis was founded in 1980 as a provider of commercial real estate market information. Reis maintains a proprietary database containing detailed information on commercial properties in neighborhoods and metropolitan markets throughout the U.S. The database contains information on apartment, retail, office and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess and quantify the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation's leading lending institutions, equity investors, brokers and appraisers.

Reis's flagship product is Reis SE, which provides online access to information and analytical tools designed to facilitate both debt and equity transactions. In addition to trend and forecast analysis at neighborhood and metropolitan levels, the product offers detailed building-specific information such as rents, vacancy rates and lease terms, property sale information, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis's revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Reis continues to develop and introduce new products, expand and add new data, and find new ways to deliver existing information to meet and anticipate client demand.

Wellsford's Historic Business

The Company was originally formed on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the "Residential Trust"). On May 30, 1997, Residential Trust merged (the "EQR Merger") with Equity Residential ("EQR") at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and Residential Trust distributed to its common stockholders all of its outstanding shares of the Company. Prior to the adoption of the Company's Plan of Liquidation (the "Plan") (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company's primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects.

See Note 3 for additional information regarding the Company's operating activities by segment.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)
Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company's board of directors (the "Board"). The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis of accounting. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statements of operations include the operations of Reis Services, effective June 1, 2007.

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company's subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, paid $25,000,000 of the cash consideration funded by a $27,000,000 bank loan facility (the "Bank Loan"), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger, and paid approximately $9,573,000 provided by the Company. The per share value of the Company's common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The Company's acquisition costs, excluding assumed liabilities, is summarized as follows:

Value of shares of Company stock	$30,083,225
Cash paid for Private Reis shares	9,573,452
Capitalized merger costs	5,386,717
Historical cost of Company's 23% interest in Private Reis	6,790,978

Total before officer loan settlement	51,834,372
Officer loan settlement (see below)	(1,304,572)

Total	$50,529,800

The value of the Company's stock for purposes of recording the acquisition was based upon the average closing price of the Company's stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under relevant accounting literature.

Upon the completion of the Merger and the settlement of certain outstanding loans, Lloyd Lynford and Jonathan Garfield, both executive officers and directors of Private Reis, became the Chief Executive Officer and Executive Vice President, respectively, of the Company and both became directors of the Company. The Company's former Chief Executive Officer and Chairman, Jeffrey Lynford, remained Chairman of the Company. Lloyd Lynford and Jeffrey Lynford are brothers. The merger agreement provided that the outstanding loans to Lloyd Lynford and Mr. Garfield aggregating approximately $1,305,000 be simultaneously satisfied with 159,873 of the Company's shares received by them in the Merger.

As the Company is the acquirer for accounting purposes, the acquisition has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company's historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)
The following summarizes management's allocation of the fair value of the assets acquired and liabilities assumed at the date of the acquisition (May 31, 2007) after the settlement of the officer loans. The Company finalized the purchase price allocation in December 2007, which primarily resulted in an increase to the customer relationships intangible asset and a decrease in goodwill compared to the preliminary allocation. These adjustments are within the permitted time period for completing such an assessment under the existing accounting rules.

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

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)
The following pro forma combined and condensed statement of operations is presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received and the Plan had been terminated as of January 1, 2006. The pro forma combined statement of operations is unaudited and is not necessarily indicative of what the actual financial results would have been had (1) the Merger been consummated, (2) the proceeds from the Bank Loan been received and (3) the Plan been terminated as of January 1, 2006, nor does it purport to represent the future results of operations.

Pro Forma For the Three Months Ended March 31, 2007
Revenue:
Subscription revenue	$5,437,899
Revenue from sales of residential units	8,131,525

Total revenue	13,569,424

Cost of sales:
Cost of sales of subscription revenue	1,317,851
Cost of sales of residential units	6,979,947

Total cost of sales	8,297,798

Gross profit	5,271,626

Operating expenses:
Sales and marketing	1,485,886
Product development	426,730
Property operating expenses	215,862
General and administrative expenses	5,058,135

Total operating expenses	7,186,613

Total other income (expenses)	(319,036)

(Loss) before income taxes	(2,234,023)
Income tax expense	42,000

Net (loss)	$(2,276,023)

Per share amounts, basic and diluted:
Net (loss)	$(0.21)

Weighted average number of common shares outstanding
Basic	10,732,939

Diluted	10,732,939

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company's stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company's remaining assets, which are either owned directly or through the Company's joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. Upon consummation of the Merger, the Plan was terminated.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)
As required by Generally Accepted Accounting Principles ("GAAP"), the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates have been periodically reviewed and adjusted as appropriate.

The Company's net assets in liquidation at March 31, 2007 were:

March 31, 2007
Net assets in liquidation	$57,504,451
Per share	$8.65
Common stock outstanding	6,646,738

The reported amounts for net assets in liquidation presented development projects at estimated net realizable values giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation.

The Company has returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

2.	Summary of Significant Accounting Policies
Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company's proportionate share of the investment's income (loss) and additional contributions or distributions preceeding and then subsequent to the dates of reporting under the liquidation basis of accounting. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's balance sheets, statements of operations, changes in net assets in liquidation, statement of changes in stockholders' equity and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008. The consolidated statements of operations for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 and 2007 are not necessarily indicative of full year results.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company's interest rate caps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 in the current period and such adoption had no impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Summary of Significant Accounting Policies (continued)
reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have an impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company is currently evaluating the effect that SFAS 161 will have on the consolidated financial statements.

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting was used through May 31, 2007 when the Merger was completed and the Plan was terminated.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represented estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan were expected to differ from the amounts shown herein because of the inherent uncertainty and would be greater than or less than the amounts recorded. In particular, the estimates of the Company's costs vary with the length of time it operated under the Plan. In addition, the estimate of net assets in liquidation per share, except for projects under development, did not incorporate a present value discount.

Under the liquidation basis of accounting, sales revenue and cost of sales were not separately reported within the Statements of Changes in Net Assets as the Company had already reported the net realizable value of each development project at the applicable balance sheet dates.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

(amounts in thousands)
Condensed Balance Sheet Data		Residential Development Activities
March 31, 2008 (Going Concern Basis)	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,454	$219	$1,024	$36	$15,868	$25,601
Restricted cash and investments	237	71	2,000	960	--	3,268
Receivables, prepaid and other assets	3,720	204	22	(103)	260	4,103
Real estate assets under development	--	9,136	6,475	290	--	15,901

Total current assets	12,411	9,630	9,521	1,183	16,128	48,873
Furniture, fixtures and equipment, net	1,901	62	67	10	65	2,105
Other real estate assets	--	--	3,076	3,312	--	6,388
Intangible assets, net	24,874	--	--	--	--	24,874
Goodwill	57,203	--	--	--	(2,378)	54,825
Other assets	522	--	--	1	127	650

Total assets	$96,911	$9,692	$12,664	$4,506	$13,942	$137,715

Liabilities and stockholders' equity
Current liabilities:
Current portion of loans and other debt	$179	$--	$--	$--	$--	$179
Current portion of Bank Loan	2,000	--	--	--	--	2,000
Construction payables	--	585	479	129	--	1,193
Construction loans payable	--	3,264	6,977	--	--	10,241
Accrued expenses and other liabilities	1,007	1,136	1,542	196	2,696	6,577
Reserve for option liability	--	--	--	--	99	99
Deferred revenue	12,567	--	--	--	--	12,567

Total current liabilities	15,753	4,985	8,998	325	2,795	32,856
Non-current portion of Bank Loan	21,875	--	--	--	--	21,875
Other long-term liabilities	720	--	--	60	--	780
Deferred tax liability, net	5,949	--	--	--	(4,303)	1,646

Total liabilities	44,297	4,985	8,998	385	(1,508)	57,157
Total stockholders' equity	52,614	4,707	3,666	4,121	15,450	80,558

Total liabilities and stockholders' equity	$96,911	$9,692	$12,664	$4,506	$13,942	$137,715

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Balance Sheet Data		Residential Development Activities
December 31, 2007 (Going Concern Basis)	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,894	$51	$269	$49	$17,975	$23,238
Restricted cash and investments	234	92	2,378	960	--	3,664
Receivables, prepaid and other assets	7,314	204	--	103	448	8,069
Real estate assets under development	--	14,234	6,209	288	--	20,731

Total current assets	12,442	14,581	8,856	1,400	18,423	55,702
Furniture, fixtures and equipment, net	1,989	73	94	12	89	2,257
Other real estate assets	--	--	3,069	2,971	--	6,040
Intangible assets, net	25,353	--	--	--	--	25,353
Goodwill	57,203	--	--	--	(2,378)	54,825
Other assets	543	--	--	1	127	671

Total assets	$97,530	$14,654	$12,019	$4,384	$16,261	$144,848

Liabilities and stockholders' equity
Current liabilities:
Current portion of loans and other debt	$176	$--	$--	$--	$--	$176
Current portion of Bank Loan	1,500	--	--	--	--	1,500
Construction payables	--	1,961	622	209	--	2,792
Construction loans payable	--	6,417	6,966	--	--	13,383
Accrued expenses and other liabilities	1,742	1,308	1,576	98	3,905	8,629
Reserve for option liability	--	--	--	--	527	527
Deferred revenue	13,262	--	--	--	--	13,262

Total current liabilities	16,680	9,686	9,164	307	4,432	40,269
Non-current portion of Bank Loan	22,750	--	--	--	--	22,750
Other long-term liabilities	757	--	--	60	--	817
Deferred tax liability, net	5,441	--	--	--	(4,128)	1,313

Total liabilities	45,628	9,686	9,164	367	304	65,149
Total stockholders' equity	51,902	4,968	2,855	4,017	15,957	79,699

Total liabilities and stockholders' equity	$97,530	$14,654	$12,019	$4,384	$16,261	$144,848

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the		Residential Development Activities
Three Months Ended March 31, 2008 (Going Concern Basis)	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated
Revenue:
Subscription revenue	$6,411	$--	$--	$--	$--	$6,411
Revenue from sales of residential units	--	6,832	1,552	--	--	8,384

Total revenue	6,411	6,832	1,552	--	--	14,795

Cost of sales:
Cost of sales of subscription revenue	1,329	--	--	--	--	1,329
Cost of sales of residential units	--	5,663	1,265	--	--	6,928

Total cost of sales	1,329	5,663	1,265	--	--	8,257

Gross profit	5,082	1,169	287	--	--	6,538

Operating expenses:
Sales and marketing	1,355	--	--	--	--	1,355
Product development	525	--	--	--	--	525
Property operating expenses	--	233	13	4	--	250
General and administrative expenses	1,576	56	27	2	1,760	3,421

Total operating expenses	3,456	289	40	6	1,760	5,551
Other income (expenses):
Income from joint ventures	--	--	--	23	--	23
Interest and other income	53	21	2	--	90	166
Interest (expense)	(430)	--	(24)	--	126	(328)

Total other income (expense)	(377)	21	(22)	23	216	(139)

Income (loss) before income taxes	$1,249	$901	$225	$17	$(1,544)	$848

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services See Note 1 for a description of Reis Services’s business and products at March 31, 2008 and for a description of the Merger.

For the three months ended March 31, 2008, no customer accounted for more than 2.3% of Reis Services revenues. Thirteen customers accounted for an aggregate of approximately 49.7% of Reis Services's accounts receivable at March 31, 2008, including four customers in excess of 4.0% with the largest representing 5.3%. No customer accounted for more than 3.4% of deferred revenue at March 31, 2008.

Through the date of the Merger, the Company had a preferred equity investment in Private Reis through Wellsford Capital. At March 31, 2007, the carrying amount of the Company’s aggregate investment in Private Reis was $20,000,000 (on a liquidation basis) prior to the Merger. The Company’s investment represented approximately 23% of Private Reis’s equity on an as converted to common stock basis. The Company’s cash investment on a historical cost basis was approximately $6,791,000 which was the amount recorded as Wellsford Capital’s investment at the Merger date.

In the first quarter of 2006, Private Reis was considering offers from potential purchasers, ranging between $90,000,000 and $100,000,000, to acquire 100% of its capital stock. Based on these offers, in estimating the net proceeds in valuing its investment if Private Reis were to be sold at that amount, the Company would have received approximately $20,000,000 of proceeds, subject to escrow holdbacks. After considering a range of values, including the current market price for the Company’s stock on the stock portion of the consideration and the per share price as established for the Merger agreement, the Company determined that it was appropriate to continue to value its investment in Private Reis at $20,000,000 on a liquidation basis at May 31, 2007 (prior to the Merger) and March 31, 2007.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment Information (continued)
Residential Development Activities At March 31, 2008, the Company’s residential development activities and other investments were comprised of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 205 Gold Peak units were sold as of March 31, 2008.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and 21 homes were sold as of March 31, 2008.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres.

•	An equity interest in Clairborne Fordham, a company which owned and sold residential units at a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois (“Clairborne Fordham”). The last unit was sold in January 2008.

•	Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Palomino Park Gold Peak

Gold Peak consists of 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At March 31, 2008, there were 13 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended March 31,		Project Total Through
	2008	2007	March 31, 2008
Number of units sold	20	21	205
Gross sales proceeds	$6,832,000	$6,547,000	$62,800,000
Principal paydown on Gold Peak Construction Loan	$4,314,000	$4,329,000	$44,523,000

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

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At March 31, 2008, three East Lyme homes were under contract for which deposits of 10% of the contract sales price were provided by the buyers. The following table provides information regarding East Lyme sales:

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment Information (continued)
	For the Three Months Ended March 31,		Project Total Through
	2008	2007	March 31, 2008
Number of homes sold	2	2	21
Gross sales proceeds	$1,552,000	$1,384,000	$14,939,000
Principal paydown on East Lyme Construction Loan	$1,344,000	$1,243,000	$13,375,000

At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the “East Lyme Land”) and subsequently acquired the East Lyme Land in November 2005. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at March 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheets at March 31, 2008 and December 31, 2007. This estimate could change in the future as plans for the remediation are finalized. An expected time frame for the remediation has not been established as of the date of this report.

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

4.	Restricted Cash and Investments Restricted cash and investments are comprised of the following:

	March 31, 2008	December 31, 2007
Deposits and escrows related to residential
development activities	$3,031,000	$3,430,000
Certificate of deposit/security for office lease (A)	237,000	234,000

	$3,268,000	$3,664,000

(A)	In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided a letter of credit through a bank to the lessor. The letter of credit is supported by a certificate of deposit issued by that bank.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.	Intangibles and Other Assets
The amount of identified intangibles and other assets, arising from the allocation of the purchase price of Private Reis and additional capitalized costs since the Merger, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2008	December 31, 2007
Database	$8,499,000	$8,243,000
Accumulated amortization	(1,479,000)	(1,025,000)

Database, net	7,020,000	7,218,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(700,000)	(445,000)

Customer relationships, net	13,400,000	13,655,000

Web site	2,375,000	2,177,000
Accumulated amortization	(448,000)	(299,000)

Web site, net	1,927,000	1,878,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(273,000)	(198,000)

Acquired below market lease, net	2,527,000	2,602,000

Intangibles, net	$24,874,000	$25,353,000

The Company capitalized approximately $256,000 and $197,000 during the three months ended March 31, 2008 to the database and web site intangible assets, respectively.

Amortization expense for intangibles and other assets aggregated approximately $933,000 for the three months ended March 31, 2008 of which approximately $454,000 related to the database, which is charged to cost of sales, approximately $255,000 related to customer relationships, which is charged to sales and marketing expense, approximately $149,000 related to web site development, which is charged to product development expense and approximately $75,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment.

6.	Debt
At March 31, 2008 and December 31, 2007, the Company's debt consisted of the following:

Debt/Project	Initial Maturity Date	Stated Interest Rate		March 31, 2008	December 31, 2007
Debt:
Reis Services Bank Loan	September 2012	LIBOR + 2.50%	(A)	$23,875,000	$24,250,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%	(B)	3,264,000	6,417,000
East Lyme Construction Loan (C)	June 2009	LIBOR + 2.50%		6,977,000	6,966,000
Other long term debt	Various	Fixed/Various		536,000	578,000

Total debt				34,652,000	38,211,000
Less current portion				12,420,000	15,059,000

Long term portion				$22,232,000	$23,152,000

Carrying amount of real estate assets
collateralizing construction loans payable				$16,000,000	$20,000,000

Cash held in financial institutions in
which a security interest is granted for
construction debt				$4,611,000	$3,808,000

Total assets of Reis Services as a security
interest for the Bank Loan				$96,911,000	$97,530,000

(A)	Depending upon the leverage ratio, as defined by the Bank Loan agreement, the spread to LIBOR could decrease from 3.00% to 1.50% as described below.
(B)	Principal payments will be made from sales proceeds upon the sale of individual homes.
(C)	The East Lyme Construction Loan had an initial maturity date in December 2007. This date was extended by the lender to May 15, 2008 while the Company negotiated an extension. On April 28, 2008, an extension was completed, including a change in the interest rate to LIBOR + 2.50% from LIBOR + 2.15% and other covenant modifications (see below).

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Debt (continued)
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

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement, and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services's annual cash flow exceeds certain amounts, as defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

At March 31, 2008 and December 31, 2007, the interest rate was LIBOR + 2.50% (LIBOR was 2.70% and 4.60% at March 31, 2008 and December 31, 2007, respectively). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $4,000 and $19,000 at March 31, 2008 and December 31, 2007, respectively. The change in the fair value of approximately $15,000 was charged to interest expense during the three months ended March 31, 2008.

Residential Development Debt

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000 (the "Gold Peak Construction Loan"). The Gold Peak Construction Loan bears interest at LIBOR + 1.65% per annum, matures in November 2009 and has additional extensions at the Company's option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $3,264,000 and $6,417,000 at March 31, 2008 and December 31, 2007, respectively. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

In December 2004, the Company obtained development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000 (the "East Lyme Construction Loan"). The East Lyme Construction Loan was extended with term modifications on April 28, 2008. The Company had not met the minimum home sale requirement condition and the lender extended the December 2007 maturity date to May 15, 2008 during the negotiation process. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. The minimum liquidity requirement (described below) was also reduced from $10,000,000 to $7,500,000 with further decreases as the balance of the development portion of the loan is permanently reduced. The balance of the East Lyme Construction Loan was approximately $6,977,000 and $6,966,000 at March 31, 2008 and December 31, 2007, respectively.

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Debt (continued)
$50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000 at March 31, 2008. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $263,000 and $246,000 was capitalized during the three months ended March 31, 2008 and 2007, respectively.

7.	Income Taxes
The components of the income tax expense are as follows:
For the Three Months Ended March 31, 2008
Current state and local taxes	$38,000
Current Federal alternative minimum tax ("AMT")	30,000
Deferred Federal, state and local taxes	332,000

Income tax expense	$400,000

Private Reis had net operating loss ("NOL") carryforwards aggregating approximately $11,800,000 at May 30, 2007 expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company's merger with Value Property Trust ("VLP") in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the "Code"). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation on the ability to utilize the Company's NOLs, which is estimated to be $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $38,100,000 of these remaining NOLs at December 31, 2007. Of such amount, approximately $4,400,000 will expire in 2008 and approximately $5,558,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the "continuity of business enterprise" requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to the Merger ownership change. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs; however, there would be no such limitation on the Private Reis NOLs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax liability was approximately $1,646,000 and $1,314,000 at March 31, 2008 and December 31, 2007, respectively, and is reflected as a non-current liability in the accompanying balance sheets. The significant portion of the net deferred tax liability relates to the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Income Taxes (continued)
that a valuation allowance of approximately $20,500,000 at March 31, 2008 and December 31, 2007 was necessary. The allowance at March 31, 2008 and at December 31, 2007 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

The Company is not aware of any new uncertain tax provisions to be considered in the FIN 48 reserve for the three months ended March 31, 2008.

8.	Stockholders' Equity
The following table presents information regarding the Company's securities:

	March 31, 2008	December 31, 2007
Common stock, 101,000,000 shares authorized, $.02 par value per share	10,984,517	10,984,517

The Company did not declare or distribute any dividends during the three months ended March 31, 2008 or 2007.
9.	Stock Plans and Other Incentives
During 1997 and 1998, the Company adopted certain incentive plans (the "Incentive Plans") for the purpose of attracting and retaining the Company's directors, officers and employees. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from three to five years for employees and may contain the right to receive reload options under certain conditions. On March 10, 2008, the ability to issue options, restricted stock units ("RSUs") or stock awards under the Incentive Plans expired. At the May 29, 2008 annual meeting of stockholders, the Company's stockholders will vote on the adoption of a new management incentive plan which, if adopted, would provide for up to 1,000,000 shares to be available for future grants.

The following table presents the changes in options outstanding for the three months ended March 31, 2008 and other plan data:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	615,848	$8.34
Cancelled through cash settlement	(22,155)	$(4.72)
Forfeited/cancelled/expired	(17,724)	$(8.89)

Outstanding at March 31, 2008	575,969	$8.46

Options exercisable at end of period	155,969	$4.72

Options exercisable which can be
settled in cash	155,969	$4.72

In January2006, the Board authorized amendments to the then outstanding options to allow an option holder to receive from the Company, in cancellation of the holder's option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. In March 2006, the Company and the option holders executed amended option agreements to reflect this and other adjustments and changes. The Company accounts for these options as liability awards and recorded a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder's option based upon the fair value of an option in excess of the exercise price. The reserve is adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through March 31, 2007.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock Plans and Other Incentives (continued)
At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 "in-the-money" options that are accounted for as a liability award at that date. At March 31, 2008, the option liability was approximately $99,000 based upon the difference in the closing stock price of the Company at March 31, 2008 of $5.35 per share and the individual exercise prices of the outstanding 138,245 "in-the-money" options that are accounted for as a liability award at that date. The Company recorded a compensation benefit in the three months ended March 31, 2008 in general and administrative expenses in the statement of operations of approximately $372,000, as a result of the stock price declines during the period. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

During the three months ended March 31, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000. No options were settled with a net cash payment during the three months ended March 31, 2007.

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2008:

RSUs
Outstanding at January 1, 2008	208,400
Granted	121,112
Forfeited	(4,200)

Outstanding at March 31, 2008	325,312

In February 2008, eight employees were granted an aggregate of 100,000 RSUs which vest one-third a year over three years and have a grant date value of $7.20 per RSU. This award is treated as an equity award and the grant date fair value is charged to compensation expense at the corporate level over the vesting periods. The remaining 21,112 RSUs granted to directors satisfied the equity component of their compensation for 2007. The RSUs are immediately vested, but are not deliverable to directors until six months after termination of their service as a director.

The Company recorded non-cash compensation expense of approximately $411,000, including $70,000 related to director equity compensation, for the three months ended March 31, 2008, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.

REIS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10.	Earnings Per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:

For the Three Months Ended March 31, 2008
Numerator:
Net income for basic calculation	$447,882
Adjustments to net income for income statement impact of dilutive securities	(372,181)

Net income for dilution calculation	$75,701

Denominator:
Denominator for net income per common share, basic - weighted average
common shares	10,984,517
Effect of dilutive securities:
RSUs	65,580
Stock options	129,280

Denominator for net income per common share, diluted - weighted
average common shares	11,179,377

Net income per common share:
Basic	$0.04

Diluted	$0.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Organization and Business

Reis, Inc., the “Company” or “Reis” (formerly Wellsford Real Properties, Inc., which we refer to as Wellsford), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the May 2007 merger of the privately held company, Reis, Inc. (which we refer to as Private Reis) with and into Reis Services, LLC (which we refer to as Reis Services), a wholly-owned subsidiary of Wellsford (which events we refer to as the Merger).

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

Industry Background

Commercial real estate represents a significant share of the overall business activity and national wealth in the U.S. As reported by Real Estate Roundtable (2008), the combined assets of U.S. commercial real estate accounts for over $5 trillion of the nation’s domestic assets, and is equivalent to approximately 35% of the total market capitalization of U.S. stock markets. Thousands of commercial real estate properties are sold, purchased, financed, and securitized each year, hundreds of millions of square feet of new construction projects are completed, and a similar number of square feet are signed to new leases.

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

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. The depth and breadth of Reis’s data and expertise will be critical in allowing Reis to grow its business. As of March 31, 2008, Reis had over 730 companies under signed contracts. Generally, each company has multiple users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card.

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

Products and Services

Reis SE, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts. Access to the core system is by secure password only and can be customized to accommodate the needs of various customers. For example, the product can be tailored to provide access to all or only certain markets, property types and report combinations. The Reis SE interface has been refined over the past seven years to accommodate real estate professionals who need to perform market-based trend and forecast analysis, property-specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.

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

Reis expects to add an additional 50 metropolitan office markets to its coverage; 20 of these markets, concentrated in Florida and California, are scheduled for launch in May 2008 and the remaining 30 markets, concentrated in the Northeast and Midwest, are scheduled for launch in August 2008.

Cost of Service and Renewal Rates

Reis's data is available to customers in four primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to download a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $500,000, depending on the combination of markets, property types and reports subscribed to and allow the client to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed number of reports over a 12-month period. Credit card sales typically range from $150 to $695 per report and are available to anyone who visits Reis's retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.

Subscription renewal rates are an important measure of customer satisfaction. As of December 31, 2007, over the past five years, Reis has renewed an average of 94% of its subscription revenue.

Customer Service and Training

Reis focuses heavily on proactive training and customer support. Reis's dedicated customer service team offers customized on-site training and web-based and telephonic support, maximizes product knowledge, and solicits customer input for future product enhancements and promotes usage. The corporate training team meets regularly with a large proportion of Reis's customers to identify opportunities for product adoption and increased usage. Additional points of customer contact include mid-year service reviews, a web-based customer feedback program and account manager visits.

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

We have filed trademark applications to register our most prominent trademarks, including "Reis", the Reis logo and "Your Window Onto the Real Estate Market".

Competition

Real estate transactions involve multiple participants who require accurate historical and current market information. Key factors that influence the competitive position of commercial real estate information vendors include: the depth and breadth of underlying databases; price; ease of use, flexibility and functionality of the software; the ability to keep the data up to date; scope of coverage by geography and property type; customer training and support; adoption of the service by industry leaders; consistent product innovation; and recognition by business trade publications.

Reis's senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as Costar Group, Inc., Real Capital Analytics, Inc., Torto Wheaton Research, Property and Portfolio Research, Inc. and LoopNet, Inc., as well as with in-house real estate research departments.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (which we refer to as the Residential Trust). On May 30, 1997, Residential Trust merged (which we refer to as the EQR Merger) with Equity Residential, or EQR, at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and Residential Trust distributed to its common stockholders all of its outstanding shares of the Company. Prior to the adoption of the Company's Plan of Liquidation, which we refer to as the Plan (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private and public real estate companies. The Company's primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects.

Residential Development Activities At March 31, 2008, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 205 Gold Peak units were sold as of March 31, 2008.
•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and 21 homes were sold as of March 31, 2008.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

Additional Segment Financial Information

See Footnote 3 of the consolidated financial statements included in this filing for additional information regarding the Company’s segments.

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

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company's subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, paid $25,000,000 of the cash consideration funded by a $27,000,000 bank loan facility, which we refer to as the Bank Loan, the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger, and paid approximately $9,573,000 provided by the Company. The per share value of the Company's common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

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

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which are either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. Upon consummation of the Merger, the Plan was terminated.

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

The Company’s net assets in liquidation at March 31, 2007 were:
March 31, 2007
Net assets in liquidation	$57,504,451
Per share	$8.65
Common stock outstanding	6,646,738

The reported amounts for net assets in liquidation presented development projects at estimated net realizable values after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation.

The Company has returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business which are revenue, revenue growth, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization), EBITDA growth and EBITDA margin. Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of GAAP net income to EBITDA for each of the periods presented here, see below). The pro forma information for the three months ended March 31, 2007 is presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006. This pro forma information is not necessarily indicative of what the actual results would have been had the Merger been consummated, the proceeds from the Bank Loan been received and the Plan been terminated as of January 1, 2006, nor does it purport to represent future results.

(amounts in thousands, excluding percentages)
	For the Three Months Ended March 31,			Percentage
	2008	2007 (Pro Forma)	Increase	Increase
Revenue	$6,411	$5,438	$973	17.9%
EBITDA	$2,692	$1,737	$955	55.0%
EBITDA margin	42.0%	31.9%

	For the Three Months Ended
	March 31, 2008	December 31, 2007	Increase	Percentage Increase
Revenue	$6,411	$6,398	$13	0.2%
EBITDA	$2,692	$2,575	$117	4.5%
EBITDA margin	42.0%	40.2%

Reis Services's EBITDA in the first quarter of 2008 grew 4.5% over the fourth quarter of 2007 and grew 55.0% over the first quarter of 2007.

Revenue was stable from the fourth quarter of 2007 to the first quarter of 2008. Reis Services is able to grow revenue through new business as well as price increases in connection with renewals. Reis Services has historically experienced higher revenue during the second half of any calendar year because a greater number of our contracts have renewed, coupled with price increases, in the second half of each year. This results from several historical operating facts:

•	First, Reis SE was launched in June 2001 and, as a result, our initial contracts were bunched in the end of that year.
•	Second, historically, Private Reis's fiscal year ended on October 31 of each year, and many contracts were executed and/or renewed shortly before the end of that fiscal year.
•	Third, many of our customers prefer to sign contracts in the fourth calendar quarter in conjunction with spending remaining funds for the current year's budget or determining allocations with respect to future budgets.
•	Fourth, we are a subscription-based business, where the majority of our contracts are for an annual or multi-year period. We recognize subscription revenue on a straight line basis over the life of the relevant contract. Therefore, any increase in revenue related to a contract renewal would only occur in the period in which the renewal occurs. Following that quarterly period, there would be no consecutive quarter-over-quarter revenue growth until the period in which the next renewal, coupled with a price increase, occurs.

Accordingly, meaningful revenue growth occurs in heavy renewal periods in conjunction with any price increases. Also, other factors may impact consecutive quarter-over-quarter growth, including the introduction of new products and non-recurring consulting or valuation work. These items, however, did not have a material impact in evaluating revenues for the fourth quarter of 2007 and the first quarter of 2008.

Reconciliation of Net Income to EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, senior management uses EBITDA to measure operational and management performance. Management believes that EBITDA is an appropriate metric that may be used by investors as a supplemental financial measure to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company's business from year to year or period to period, as applicable. Further, EBITDA provides the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses and stock based compensation, as well as other non-operating items, such as interest income, interest expense and income taxes. Management also believes that disclosing EBITDA will provide better comparability to other companies in Reis Services's type of business. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA to the most comparable GAAP financial measure, net income, follows for each identified period:

(amounts in thousands)
Reconciliation of Net Income to EBITDA for the Three Months Ended March 31, 2008	Reis Services	Residential Development Activities and Other*	Consolidated
Net income			$448
Income tax expense			400

Income (loss) before income taxes	$1,249	$(401)	848
Add back:
Depreciation and amortization expense	1,066	65	1,131
Interest expense (income), net	377	(215)	162
Stock based compensation benefit, net	--	(31)	(31)

EBITDA	$2,692	$(582)	$2,110

Reconciliation of Pro Forma Net Income to Pro Forma EBITDA for the Three Months Ended March 31, 2007	Reis Services	Residential Development Activities and Other*	Consolidated
Pro forma net (loss)			$(2,276)
Income tax expense			42

(Loss) before income taxes	$(45)	$(2,189)	(2,234)
Add back:
Depreciation and amortization expense	1,165	64	1,229
Interest expense (income), net	617	(276)	341
Stock based compensation benefit, net	--	185	185

Pro Forma EBITDA	$1,737	$(2,216)	$(479)

Reconciliation of Net Income to EBITDA for the Three Months Ended December 31, 2007	Reis Services	Residential Development Activities and Other*	Consolidated
Net (loss)			$(2,441)
Income tax (benefit)			(1,075)

Income (loss) before income taxes	$1,098	$(4,614)	(3,516)
Add back:
Depreciation and amortization expense	1,024	64	1,088
Impairment loss on real estate assets under development	--	3,149	3,149
Interest expense (income), net	453	(354)	99
Stock based compensation benefit, net	--	297	297

EBITDA	$2,575	$(1,458)	$1,117

*	Includes Gold Peak, East Lyme, the Company's other developments and corporate level income and expense.

Results of Operations and Changes in Net Assets

Results of operations for the three months ended March 31, 2008

The results of operations for the three months ended March 31, 2008 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $6,411,000 and $1,329,000, respectively, for the three months ended March 31, 2008 resulting in a gross profit for the Reis Services segment of approximately $5,082,000. Amortization expense included in cost of sales during this period was approximately $454,000.

Revenue and cost of sales of residential units were approximately $8,384,000 and $6,928,000, respectively, for the three months ended March 31, 2008 with respect to the sale of 20 condominium units at the Gold Peak development and two homes at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $1,355,000 and $525,000, respectively, for the three months ended March 31, 2008 and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses and product development expenses during this period were approximately $255,000 and $149,000, respectively.

Property operating expenses of $250,000 for the three months ended March 31, 2008 represents the non-capitalizable project costs and other period expenses related to the Company's residential development projects.

General and administrative expenses of $3,422,000 for the three months ended March 31, 2008 includes current period expenses and accruals of $3,179,000 and depreciation and amortization expense of $274,000 for lease value and furniture, fixtures and equipment, offset by approximately $31,000 of net non-cash compensation benefit. This net benefit is comprised of an approximate $372,000 decrease in the reserve for option liability due to a decrease in the market price of the Company's common stock from $7.68 per share at December 31, 2007 to $5.35 per share at March 31, 2008 and options settled at an amount less than $7.68 per share during the period, offset by compensation expense from equity awards of approximately $341,000.

Interest and other income of $166,000 primarily reflects interest earned on cash for the three months ended March 31, 2008.

Interest expense of $328,000 for the three months ended March 31, 2008 includes interest and cost amortization on the Bank Loan of $419,000, non-capitalized interest from residential development activities of $24,000 and interest from other debt of $11,000, offset by the effect of the capitalization of interest of $126,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

The income tax expense during the three months ended March 31, 2008 of $400,000 reflects current state and local taxes of $38,000, current Federal alternative minimum tax ("AMT") of $30,000 and deferred Federal, state and local taxes aggregating $332,000.

Changes in net assets in liquidation for the three months ended March 31, 2007

During the three months ended March 31, 2007, net assets in liquidation decreased approximately $91,000. This decrease is the net result of (1) an increase to the option cancellation reserve of approximately $430,000 due to the increase in the market price of the Company's stock from $7.52 per share at December 31, 2006 to $7.83 per share at March 31, 2007 and (2) sales of real estate assets under development and other changes in net real estate assets under developement from the updating of cash flow valuation calculations during the period of approximately $133,000, offset by (3) operating income of approximately $472,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Income Taxes

Private Reis had net operating loss ("NOL") carryforwards aggregating approximately $11,800,000 at May 30, 2007 expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company's merger with Value Property Trust ("VLP") in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the "Code"). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation on the ability to utilize the Company's NOLs, which is estimated to be $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $38,100,000 of these remaining NOLs at December 31, 2007. Of such amount, approximately $4,400,000 will expire in 2008 and approximately $5,558,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the "continuity of business enterprise" requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to the Merger ownership change. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of its NOLs; however, there would be no such limitation on the Private Reis NOLs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax liability was approximately $1,646,000 and $1,314,000 at March 31, 2008 and December 31, 2007, respectively, and is reflected as a non-current liability in the accompanying balance sheets. The significant portion of the net deferred tax liability relates to the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $20,500,000 at March 31, 2008 and December 31, 2007 was necessary. The allowance at December 31, 2007 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

The Company is not aware of any new uncertain tax provisions to be considered in the FIN 48 reserve for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt including mandatory minimum principal repayments on the East Lyme Construction Loan, operating and capital leases, construction and development costs, other capital expenditures, cancellation of outstanding stock options, debt repayments or additional collateral for construction loans, generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and land, the sale or realization of other assets, releases from escrow reserves and accounts, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financings, refinancings, modifications to borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and future negotiated loan modifications.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs, long-term product development and enhancements of the web site and databases, the non-current portion of long-term debt, operating and capital leases, construction and development costs, other capital expenditures and debt repayments or additional collateral for construction loans generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and land, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financing, refinancings, modifications to terms and borrowing capacity and covenant terms on existing construction loans and the ability to extend maturity dates on existing construction financings through the use of available extension options and future negotiated loan modifications.

Cash and cash equivalents aggregated approximately $25,601,000 at March 31, 2008. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements in both the short and long terms.

Reis Services Bank Loan

In connection with the merger agreement, Private Reis entered into an agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year. The balance of the Bank Loan was $23,875,000 and $24,250,000 at March 31, 2008 and December 31, 2007, respectively.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement, and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services's annual cash flow exceeds certain amounts, as defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

At March 31, 2008 and December 31, 2007, the interest rate was LIBOR + 2.50% (LIBOR was 2.70% and 4.60% at March 31, 2008 and December 31, 2007, respectively). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $4,000 and $19,000 at March 31, 2008 and December 31, 2007, respectively. The change in the fair value of approximately $15,000 was charged to interest expense during the three months ended March 31, 2008.

Residential Development Debt

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which we refer to as the Gold Peak Construction Loan. The Gold Peak Construction Loan bears interest at LIBOR + 1.65% per annum, matures in November 2009 and has additional extensions at the Company's option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $3,264,000 and $6,417,000 at March 31, 2008 and December 31, 2007, respectively. The Company has a 5% LIBOR cap expiring in June 2008 for the Gold Peak Construction Loan.

In December 2004, the Company obtained development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which we refer to as the East Lyme Construction Loan. The East Lyme Construction Loan was extended with term modifications on April 28, 2008. The Company had not met the minimum home sale requirement condition and the lender extended the December 2007 maturity date to May 15, 2008 during the negotiation process. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. The minimum liquidity requirement (described below) was also reduced from $10,000,000 to $7,500,000 with further decreases as the balance of the development portion of the loan is permanently reduced. The balance of the East Lyme Construction Loan was approximately $6,977,000 and $6,966,000 at March 31, 2008 and December 31, 2007, respectively.

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain minimum liquidity levels at each quarter end for the East Lyme and Gold Peak Construction Loans, the most restrictive of which is $10,000,000 at March 31, 2008. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000.

The lender for the East Lyme Construction Loan has also provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

Other Items Impacting Liquidity

Palomino Park

Gold Peak

Gold Peak consists of 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At March 31, 2008, there were 13 Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:
	For the Three Months Ended March 31,		Project Total Through
	2008	2007	March 31, 2008
Number of units sold	20	21	205
Gross sales proceeds	$6,832,000	$6,547,000	$62,800,000
Principal paydown on Gold Peak Construction Loan	$4,314,000	$4,329,000	$44,523,000

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

During the fourth quarter of 2005, the model home was completed and home sales commenced in June 2006. At March 31, 2008, three East Lyme homes were under contract for which deposits of 10% of the contract sales price were provided by the buyers. The following table provides information regarding East Lyme sales:

	For the Three Months Ended March 31,		Project Total Through
	2008	2007	March 31, 2008
Number of homes sold	2	2	21
Gross sales proceeds	$1,552,000	$1,384,000	$14,939,000
Principal paydown on East Lyme Construction Loan	$1,344,000	$1,243,000	$13,375,000

At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the "East Lyme Land") and subsequently acquired the East Lyme Land in November 2005. The East Lyme Land requires remediation of pesticides used on the property when it was an apple orchard at a cost estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at March 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheet at March 31, 2008 and December 31, 2007. This estimate could change in the future as plans for the remediation are finalized. An expected time frame for the remediation has not been established as of the date of this report.

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

In February 2007, Claverack sold one lot to the venture partner, leaving four lots of the original seven lots available for sale. In November 2007, the joint venture partner's interest in the joint venture was redeemed in exchange for the remaining four lots, representing the remaining approximate 45 acres of the original 65 acre parcel. This resulted in the Company being the sole owner of The Stewardship.

Stock Option Plans

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 "in-the-money" options that are accounted for as a liability award at that date. At March 31, 2008, the option liability was approximately $99,000 based upon the difference in the closing stock price of the Company at March 31, 2008 of $5.35 per share and the individual exercise price of the outstanding 138,245 "in-the-money" options that are accounted for as a liability award at that date. The Company recorded a compensation benefit in the three months ended March 31, 2008 in general and administrative expenses in the statement of operations of approximately $372,000, as a result of the stock price declines during the period. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

The estimate for option cancellations could change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) changes in the market price of the Company's common stock. At each period end, an increase in the Company's common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

During the three months ended March 31, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000.

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives. To date, neither the recent volatility in the U.S. housing and residential mortgage markets as well as the credit markets in general, nor the slowdown in commercial real estate market activity has materially affected the marketability of the Company's products or the renewal rates of its subscription services. During historical periods of economic and commercial real estate market volatility, Private Reis experienced stable demand for current information on changing market conditions and an increase in demand for its portfolio products as mortgage lenders place greater emphasis on assessing portfolio risk. There is no assurance that the level of demand for Reis Services's products will continue through future market volatility.

Condominium and Home Sales

As the softening of the national housing market continues, the Company's operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at certain of the Company's projects and sales of inventory are lower than expected resulting in price concessions and/or additional incentives being offered, a slower pace of construction, building only homes which are under contract and the consideration of selling home lots either individually or in bulk instead of building homes. The East Lyme project experienced an increase in sales activity and construction of single family homes being built for contract during the second and third quarters of 2007, primarily driven by a multinational pharmaceutical firm's relocation of its employees to a local research facility. This increase in construction and sales activity for this project has not been sustained.

The continuing increases in energy costs and construction materials (such as concrete, lumber and sheetrock) could adversely impact our home building business. As costs increase, our products become more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes if such increases can be sustained in the current market conditions. A continuing rise in energy costs, the uncertainty as to the United States economy in general and more specific to the local economies where our residential activities are located, as well as increasing illiquidity in the residential mortgage market may negatively impact our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes or lots, which could result in the inability to meet targeted sales prices or cause us to offer sale price reductions. The Company has limited its exposure from the effects of increasing interest on its construction loans and a portion of the Bank Loan by purchasing interest rate caps.

The number and timing of future sales of any residential units by the Company could be adversely impacted by the availability of credit to potential buyers and the inability of potential home buyers to sell their existing homes.

In December 2007, the Company recorded aggregate impairment charges of approximately $3,149,000 related to East Lyme and the East Lyme Land. These charges were the result of continuing deteriorating market conditions in the fourth quarter of 2007 and management's expectations for the future. The Company utilized assumptions in its discounted cash flow model that reflected the negative impact of the current market conditions and the negative effects on sales revenue, sales velocity, costs and the development plan. Further deterioration in market conditions, or other factors, may result in additional impairment charges in future periods.

Changes in Cash Flows

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Cash flows for three months ended March 31, 2008 and 2007 are summarized as follows:

	For the Three Months Ended March 31,
	2008	2007
	Going Concern Basis	Liquidation Basis
Net cash provided by operating activities	$6,629,909	$2,376,478
Net cash (used in) provided by investing activities	(618,747)	22,539
Net cash (used in) financing activities	(3,648,332)	(2,144,783)

Net increse in cash and cash equivalents	$2,362,830	$254,234

Cash flows from operating activities changed $4,253,000 from $2,376,000 provided in the 2007 period to $6,629,000 provided in the 2008 period. The significant components of this change related to cash provided by the operating results of the Reis Services segment and our residential development activities.

Cash flows from investing activities changed $642,000 from $23,000 provided in the 2007 period to $619,000 used in the 2008 period. The significant components of this change related to the use of cash for investment in web site and database development of $453,000 and investments in other real estate assets of $348,000, offset by an increase in the return of capital from the Company's investment in Clairborne Fordham of $109,000.

Cash flows from financing activities changed $1,503,000 from $2,145,000 used in the 2007 period to $3,648,000 used in the 2008 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme and Gold Peak construction loans aggregated $2,517,000 during the 2008 period as compared to $3,427,000 in the 2007 period, primarily as a result of fewer buildings under construction in the 2008 period as we are nearing completion of the construction phase for the Gold Peak project. During the 2008 period, approximately $4,314,000 was repaid on the Gold Peak Construction Loan from 20 condominium sales and $1,344,000 was repaid on the East Lyme Construction Loan from two home sales. During the 2007 period, approximately $4,329,000 was repaid on the Gold Peak Construction Loan from twenty-one condominium unit sales and approximately $1,243,000 was repaid on the East Lyme Construction Loan from two home sales. During the 2008 period, $375,000 was repaid on the Bank Loan. Other debt repayments in the 2008 period aggregated $76,000. Payments for option cancellations were approximately $55,000 in the 2008 period, whereas there were none during the comparable 2007 period.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this quarterly report on Form 10-Q. These forward-looking statements may relate to the Company's or management's outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

•	statements relating to future services and product development of the Reis Services segment;
•	statements relating to future business prospects, potential acquisitions, revenue, expenses, income, cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA; and

•	statements preceded by, followed by or that include the words "estimate," "plan," "project," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.

These statements reflect management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues may be lower than expected;
•	the possibility of litigation arising as a result of terminating the Plan;
•	adverse changes in the real estate industry and the markets in which the Company operates;
•	the inability to retain and increase the Company's customer base;
•	competition;
•	the inability to attract and retain sales and senior management personnel;
•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company's data;
•	legal and regulatory issues;

•	changes in accounting policies or practices; and
•	the risk factors listed under "Item 1A. Risk Factors" of the Company's report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 14, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company's primary market risk exposure has been to changes in interest rates. This risk is generally managed by limiting the Company's financing exposures, to the extent possible, by purchasing interest rate caps when deemed appropriate.

At March 31, 2008, the Company's only exposure to interest rates was variable rate based debt. This exposure was minimized in certain circumstances through the use of interest rate caps. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at March 31, 2008:

(amounts in thousands)	Balance at March 31, 2008	Notional Amount of Interest Rate Caps at March 31, 2008	LIBOR Cap	LIBOR at March 31, 2008	Additional Interest Incurred
Variable rate debt:
With interest rate caps:
Gold Peak Construction Loan	$3,264	$6,000	5.00%	2.70%	$33	(A)(B)
Bank Loan	23,875	$15,000	5.50%	2.70%	239	(A)

	27,139				272
Without interest rate caps:
East Lyme Construction Loan	6,977	$--	N/A	2.70%	70	(B)

	$34,116				$342

(A)	Reflects additional interest which could be incurred on the loan balance amount in excess of the notional amount at March 31, 2008 as a result of a 1% increase in LIBOR, plus any increase from the March 31, 2008 LIBOR to the LIBOR cap if less than 1%.
(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

Item 4T. Controls and Procedures.
As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2008 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information.
Item 1. Legal Proceedings.
The Company and its subsidiaries are not presently a party to any material litigation.
Item 1A. Risk Factors.
A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 14, 2008, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results.

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
Dated: May 12, 2008

Exhibit 31.1
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lloyd Lynford, Chief Executive Officer of Reis, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Reis, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 12, 2008
	By:	/s/ Lloyd Lynford Lloyd Lynford Chief Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark P. Cantaluppi, Chief Financial Officer of Reis, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Reis, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 12, 2008
	By:	/s/ Mark P. Cantaluppi Mark P. Cantaluppi Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q of Reis, Inc. (the "Company") for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lloyd Lynford Lloyd Lynford Chief Executive Officer Reis, Inc.
/s/ Mark P. Cantaluppi Mark P. Cantaluppi Chief Financial Officer Reis, Inc.

May 12, 2008

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.