Form 10-Q
period 2008-06-30
Reis, Inc.
filed 2008-08-07
CIK 1038222

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
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes         No

The number of the Registrant’s shares of common stock outstanding was 10,984,517 as of August 7, 2008.

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION:	Page Number

Item 1.	Financial Statements

	Consolidated Balance Sheets (going concern basis) at June 30, 2008 (unaudited) and December 31, 2007	3
	Consolidated Statements of Operations (going concern basis) For the Three and Six Months Ended June 30, 2008 and For the Period June 1, 2007 to June 30, 2007 (unaudited)	4
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) For the Period April 1, 2007 to May 31, 2007 and For the Period January 1, 2007 to May 31, 2007	5
	Consolidated Statement of Changes in Stockholders' Equity (going concern basis) For the Six Months Ended June 30, 2008 (unaudited)	6
	Consolidated Statements of Cash Flows (unaudited) For the Six Months Ended June 30, 2008 (going concern basis), For the Period June 1, 2007 to June 30, 2007 (going concern basis) and For the Period January 1, 2007 to May 31, 2007 (liquidation basis)	7
	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4T.	Controls and Procedures	45

	PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	47
Item 6.	Exhibits	47
	Signatures	48

Part I.	Financial Information.
Item 1.	Financial Statements.

REIS, INC.
CONSOLIDATED BALANCE SHEETS
(GOING CONCERN BASIS)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,651,415	$23,238,490
Restricted cash and investments	3,151,331	3,663,789
Receivables, prepaid and other assets	5,101,482	8,068,675
Real estate assets under development	12,575,840	20,731,762

Total current assets	43,480,068	55,702,716
Furniture, fixtures and equipment, net	1,997,718	2,257,045
Other real estate assets	7,622,353	6,040,204
Intangible assets, net of accumulated amortization of $3,867,570 and
$1,967,608, respectively	24,370,757	25,353,030
Goodwill	54,824,648	54,824,648
Other assets	566,907	670,829

Total assets	$132,862,451	$144,848,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of loans and other debt	$182,247	$175,610
Current portion of Bank Loan	2,500,000	1,500,000
Construction payables	501,936	2,791,896
Construction loans payable	7,370,999	13,382,780
Accrued expenses and other liabilities	7,074,539	8,629,376
Reserve for option liability	119,795	527,034
Deferred revenue	10,939,142	13,262,114

Total current liabilities	28,688,658	40,268,810
Non-current portion of Bank Loan	21,000,000	22,750,000
Other long-term liabilities	742,163	816,741
Deferred tax liability, net	423,580	1,313,580

Total liabilities	50,854,401	65,149,131

Commitments and contingencies
Stockholders' equity:
Common stock, $.02 par value per share, 101,000,000 shares authorized,
10,984,517 shares issued and outstanding	219,690	219,690
Additional paid in capital	99,772,357	98,936,084
Retained earnings (deficit)	(17,983,997)	(19,456,433)

Total stockholders' equity	82,008,050	79,699,341

Total liabilities and stockholders' equity	$132,862,451	$144,848,472

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	For the Period June 1, 2007 to June 30, 2007
Revenue:
Subscription revenue	$6,504,703	$12,915,807	$1,873,934
Revenue from sales of residential units	6,398,715	14,782,540	1,157,267

Total revenue	12,903,418	27,698,347	3,031,201

Cost of sales:
Cost of sales of subscription revenue	1,376,768	2,705,648	404,662
Cost of sales of residential units	5,523,644	12,451,685	949,877

Total cost of sales	6,900,412	15,157,333	1,354,539

Gross profit	6,003,006	12,541,014	1,676,662

Operating expenses:
Sales and marketing	1,380,867	2,736,140	447,933
Product development	437,468	962,710	104,876
Property operating expenses	284,232	533,831	69,277
General and administrative expenses, net of increase (reduction)
attributable to stock based liability amounts of $20,418,
$(351,763) and $(1,181,481)	3,960,425	7,382,165	110,658

Total operating expenses	6,062,992	11,614,846	732,744

Other income (expenses):
(Loss) income from joint ventures	(641)	22,755	(1,075)
Interest and other income	133,702	299,734	92,097
Interest expense	(240,521)	(568,221)	(196,274)

Total other income (expenses)	(107,460)	(245,732)	(105,252)

(Loss) income before income taxes	(167,446)	680,436	838,666
Income tax (benefit) expense	(1,192,000)	(792,000)	4,000

Net income	$1,024,554	$1,472,436	$834,666

Net income (loss) per common share:
Basic	$0.09	$0.13	$0.08

Diluted	$0.09	$0.10	$(0.03)

Weighted average number of common shares outstanding:
Basic	10,984,517	10,984,517	10,977,448

Diluted	11,064,845	11,182,472	11,152,225

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(Unaudited)

	For the Period April 1, 2007 to May 31, 2007	For the Period January 1, 2007 to May 31, 2007
Net assets in liquidation - beginning of period	$57,504,451	$57,595,561
Operating income	295,337	767,534
Changes in net real estate assets under development, net of minority
interest and estimated income taxes	(1,671,952)	(1,804,889)
Change in option cancellation reserve	(4,205,219)	(4,635,589)

(Decrease) in net assets in liquidation	(5,581,834)	(5,672,944)

Net assets in liquidation - end of period	51,922,617	51,922,617

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:

Adjustment of real estate investments and other assets from net
realizable value to lower of historical cost or market value	(17,764,502)	(17,764,502)
Reversal of previously accrued liquidation costs, net of accrued
liabilities	14,667,431	14,667,431

Stockholders' equity - May 31, 2007 (going concern basis) (prior to
Merger)	$48,825,546	$48,825,546

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(GOING CONCERN BASIS)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2008	10,984,517	$219,690	$98,936,084	$(19,456,433)	$79,699,341
Issuance of stock options and	—
restricted stock units		—	836,273	—	836,273
Net income	—	—	—	1,472,436	1,472,436

Balance, June 30, 2008	10,984,517	$219,690	$99,772,357	$(17,983,997)	$82,008,050

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2008	For the Period June 1, 2007 to June 30, 2007	For the Period January 1, 2007 to May 31, 2007
	Going Concern Basis		Liquidation Basis
CASH FLOWS FROM OPERATING ACTIVITIES:
Change in net assets in liquidation from:
Interest and other income and expense, net			$767,534
Operating activities of real estate assets under development, net			(2,086,720)

			(1,319,186)

Net income (period subsequent to liquidation accounting)	$1,472,436	$834,666	—
Adjustments to reconcile to net cash provided by (used in)
operating activities:
Deferred tax benefit	(890,000)	—	—
Depreciation	376,420	66,028	—
Amortization of intangible assets	1,899,962	247,362	—
Change in fair value of interest rate cap	(4,853)	—	—
Stock based compensation charges	836,273	128,453	—
Undistributed minority interest	—	—	363,427
Changes in assets and liabilities:
Restricted cash and investments	512,458	(347,688)	(692,030)
Real estate assets under development	8,155,922	(1,377,622)	3,833,599
Receivables, prepaid and other assets	2,846,877	(196,011)	1,082,090
Accrued expenses and other liabilities	(1,536,602)	299,452	(553,153)
Reserve for estimated costs during the liquidation period	—	—	(3,634,454)
Reserve for option liability	(351,763)	(1,181,481)	—
Deferred revenue	(2,322,972)	(335,309)	—
Construction payables	(2,289,960)	276,484	1,047,275

Net cash provided by (used in) operating activities	8,704,198	(1,585,666)	127,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(917,689)	(147,766)	—
Furniture, fixtures and equipment additions	(117,093)	(15,278)	—
Investments in other real estate assets	(1,582,149)	(223,967)	—
Return of capital from investments in joint ventures	229,091	—	120,000
Cash portion of Reis merger consideration, net of cash acquired	—	(6,526,981)	—
Merger costs	—	(1,775,563)	(728,167)

Net cash (used in) investing activities	(2,387,840)	(8,689,555)	(608,167)

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Six Months Ended June 30, 2008	For the Period June 1, 2007 to June 30, 2007	For the Period January 1, 2007 to May 31, 2007
	Going Concern Basis		Liquidation Basis
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from mortgage notes and construction loans payable	4,445,800	1,676,996	6,441,798
Repayments of mortgage notes and construction loans payable	(10,457,581)	(641,825)	(8,726,783)
Repayment of Bank Loan	(750,000)	(250,000)	—
Repayments on capitalized equipment leases and other debt	(86,176)	(13,034)	—
Purchase of interest rate cap	—	(109,000)	—
Exercise of stock options	—	—	281,831
Payments for option cancellations	(55,476)	(2,365,856)	—

Net cash (used in) financing activities	(6,903,433)	(1,702,719)	(2,003,154)

Net (decrease) in cash and cash equivalents	(587,075)	(11,977,940)	(2,483,753)
Cash and cash equivalents, beginning of period	23,238,490	36,566,580	39,050,333

Cash and cash equivalents, end of period	$22,651,415	$24,588,640	$36,566,580

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest, excluding interest
funded by construction loans	$1,057,814	$238,061	$118,715

Cash paid during the period for income taxes, net of refunds	$61,393	$300	$185,075

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Increase in option cancellation reserve			$4,635,589

Accrual for unpaid merger costs			$1,075,563

Issuance of common stock for merger consideration, net (see
Note 1 for assets acquired and liabilities assumed in the Merger)		$28,778,653

Exercise of stock options through receipt of tendered shares		$2,262,787

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

Wellsford's Historic Business

The Company was originally formed on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (the "Residential Trust"). On May 30, 1997, Residential Trust merged (the "EQR Merger") with Equity Residential ("EQR") at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and Residential Trust distributed to its common stockholders all of its outstanding shares of the Company. Prior to the adoption of the Company's Plan of Liquidation (the "Plan") (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private real estate companies. The Company's primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects in an effort to ultimately exit this business in order to focus solely on the Reis Services business.

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

As the Company was the acquirer for accounting purposes, the acquisition has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company's historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

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

Pro Forma For the Six Months Ended June 30, 2007
Revenue:
Subscription revenue	$10,926,441
Revenue from sales of residential units	13,628,229

Total revenue	24,554,670

Cost of sales:
Cost of sales of subscription revenue	2,619,194
Cost of sales of residential units	11,844,767
Impairment loss on real estate assets under development	2,740,384

Total cost of sales	17,204,345

Gross profit	7,350,325

Operating expenses:
Sales and marketing	2,963,859
Product development	849,089
Property operating expenses	405,257
General and administrative expenses	12,471,132

Total operating expenses	16,689,337

Total other income (expenses)	(1,180,090)

(Loss) before income taxes	(10,519,102)
Income tax (benefit)	(3,289)

Net (loss)	$(10,515,813)

Per share amounts, basic and diluted:
Net (loss)	$(0.98)

Weighted average number of common shares outstanding:
Basic	10,773,997

Diluted	10,773,997

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

The Company's net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting) were:

May 31, 2007
Net assets in liquidation	$51,922,617
Per share	$7.76
Common stock outstanding	6,695,246

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

The Company returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company's proportionate share of the investment's income (loss) and additional contributions or distributions preceding and then subsequent to the dates of reporting under the liquidation basis of accounting. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's balance sheets, statements of operations, changes in net assets in liquidation, statement of changes in stockholders' equity and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008. The consolidated statements of operations for the three and six months ended June 30, 2008 and the month ended June 30, 2007 and changes in cash flows for the six months ended June 30, 2008, the month ended June 30, 2007 and the five months ended May 31, 2007 are not necessarily indicative of full year results.

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

The Company's interest rate caps, which are the only financial instruments of the Company impacted by SFAS No. 157, are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

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

(amounts in thousands)
Condensed Balance Sheet Data		Residential Development Activities
June 30, 2008 (Going Concern Basis)	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,937	$85	$629	$71	$13,929	$22,651
Restricted cash and investments	238	59	1,894	960	—	3,151
Receivables, prepaid and other assets	4,535	204	28	(104)	438	5,101
Real estate assets under development	—	6,131	6,155	290	—	12,576

Total current assets	12,710	6,479	8,706	1,217	14,367	43,479
Furniture, fixtures and equipment, net	1,856	51	40	8	43	1,998
Other real estate assets	—	—	3,414	4,208	—	7,622
Intangible assets, net	24,371	—	—	—	—	24,371
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	439	—	—	1	127	567

Total assets	$96,579	$6,530	$12,160	$5,434	$12,159	$132,862

Liabilities and stockholders' equity
Current liabilities:
Current portion of loans and other debt	$182	$—	$—	$—	$—	$182
Current portion of Bank Loan	2,500	—	—	—	—	2,500
Construction payables	—	63	369	70	—	502
Construction loans payable	—	1,129	6,242	—	—	7,371
Accrued expenses and other liabilities	1,211	1,126	1,456	194	3,088	7,075
Reserve for option liability	—	—	—	—	120	120
Deferred revenue	10,939	—	—	—	—	10,939

Total current liabilities	14,832	2,318	8,067	264	3,208	28,689
Non-current portion of Bank Loan	21,000	—	—	—	—	21,000
Other long-term liabilities	682	—	—	60	—	742
Deferred tax liability, net	6,573	—	—	—	(6,150)	423

Total liabilities	43,087	2,318	8,067	324	(2,942)	50,854
Total stockholders' equity	53,492	4,212	4,093	5,110	15,101	82,008

Total liabilities and stockholders' equity	$96,579	$6,530	$12,160	$5,434	$12,159	$132,862

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the		Residential Development Activities
Three Months Ended June 30, 2008 (Going Concern Basis)	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated
Revenue:
Subscription revenue	$6,505	$—	$—	$—	$—	$6,505
Revenue from sales of residential units	—	4,211	2,188	—	—	6,399

Total revenue	6,505	4,211	2,188	—	—	12,904

Cost of sales:
Cost of sales of subscription revenue	1,377	—	—	—	—	1,377
Cost of sales of residential units	—	3,508	2,016	—	—	5,524

Total cost of sales	1,377	3,508	2,016	—	—	6,901

Gross profit	5,128	703	172	—	—	6,003

Operating expenses:
Sales and marketing	1,381	—	—	—	—	1,381
Product development	438	—	—	—	—	438
Property operating expenses	—	257	19	8	—	284
General and administrative expenses	1,532	56	27	2	2,344	3,961

Total operating expenses	3,351	313	46	10	2,344	6,064
Other income (expenses):
(Loss) income from joint ventures	—	—	—	—	—	—
Interest and other income	50	32	1	—	50	133
Interest (expense)	(295)	—	(22)	—	77	(240)

Total other income (expense)	(245)	32	(21)	—	127	(107)

Income (loss) before income taxes	$1,532	$422	$105	$(10)	$(2,217)	$(168)

Condensed Operating Data for the		Residential Development Activities
Six Months Ended June 30, 2008 (Going Concern Basis)	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated
Revenue:
Subscription revenue	$12,916	$—	$—	$—	$—	$12,916
Revenue from sales of residential units	—	11,043	3,740	—	—	14,783

Total revenue	12,916	11,043	3,740	—	—	27,699

Cost of sales:
Cost of sales of subscription revenue	2,706	—	—	—	—	2,706
Cost of sales of residential units	—	9,171	3,281	—	—	12,452

Total cost of sales	2,706	9,171	3,281	—	—	15,158

Gross profit	10,210	1,872	459	—	—	12,541

Operating expenses:
Sales and marketing	2,736	—	—	—	—	2,736
Product development	963	—	—	—	—	963
Property operating expenses	—	490	32	12	—	534
General and administrative expenses	3,108	112	54	4	4,104	7,382

Total operating expenses	6,807	602	86	16	4,104	11,615
Other income (expenses):
Income from joint ventures	—	—	—	23	—	23
Interest and other income	103	53	3	—	140	299
Interest (expense)	(725)	—	(46)	—	203	(568)

Total other income (expense)	(622)	53	(43)	23	343	(246)

Income (loss) before income taxes	$2,781	$1,323	$330	$7	$(3,761)	$680

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the		Residential Development Activities
Period June 1, 2007 to June 30, 2007 (Going Concern Basis)	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated
Revenue:
Subscription revenue	$1,874	$—	$—	$—	$—	$1,874
Revenue from sales of residential units	—	1,157	—	—	—	1,157

Total revenue	1,874	1,157	—	—	—	3,031

Cost of sales:
Cost of sales of subscription revenue	404	—	—	—	—	404
Cost of sales of residential units	—	950	—	—	—	950

Total cost of sales	404	950	—	—	—	1,354

Gross profit	1,470	207	—	—	—	1,677

Operating expenses:
Sales and marketing	448	—	—	—	—	448
Product development	105	—	—	—	—	105
Property operating expenses	—	61	6	2	—	69
General and administrative expenses	521	4	9	1	(424)	111

Total operating expenses	1,074	65	15	3	(424)	733
Other income (expenses):
Income from joint ventures	—	—	—	(1)	—	(1)
Interest and other income	7	4	—	—	81	92
Interest (expense)	(186)	—	(10)	—	—	(196)

Total other income (expense)	(179)	4	(10)	(1)	81	(105)

Income (loss) before income taxes	$217	$146	$(25)	$(4)	$505	$839

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services

See Note 1 for a description of Reis Services's business and products at June 30, 2008 and for a description of the Merger.

For the six months ended June 30, 2008, no customer accounted for more than 2.3% of Reis Services revenues. Twelve customers accounted for an aggregate of approximately 46.3% of Reis Services's accounts receivable at June 30, 2008, including four customers in excess of 4.0% with the largest representing 6.0%. No customer accounted for more than 2.7% of deferred revenue at June 30, 2008.

Through the date of the Merger, the Company had a preferred equity investment in Private Reis through Wellsford Capital. At May 31, 2007, the carrying amount of the Company's aggregate investment in Private Reis was $20,000,000 (on a liquidation basis) prior to the Merger. The Company's investment represented approximately 23% of Private Reis's equity on an as converted to common stock basis. The Company's cash investment on a historical cost basis was approximately $6,791,000 which was the amount recorded as Wellsford Capital's investment at the Merger date.

Residential Development Activities

At June 30, 2008, the Company's residential development activities and other investments were comprised of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado ("Gold Peak"). Sales commenced in January 2006 and 220 Gold Peak units were sold as of June 30, 2008.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres ("East Lyme"). Sales commenced in June 2006 and 24 homes were sold as of June 30, 2008.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres.

•	An equity interest in Clairborne Fordham, a company which owned and sold residential units at a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois ("Clairborne Fordham"). The last unit was sold in January 2008.

•	Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Palomino Park

Gold Peak

Gold Peak consists of 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At June 30, 2008, there were nine Gold Peak units under contract with nominal down payments and 30 units, including the models, were in inventory. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through
	2008	2007	2008	2007	June 30, 2008
Number of units sold	15	14	35	35	220
Gross sales proceeds	$4,211,000	$4,029,000	$11,043,000	$10,576,000	$67,011,000
Principal paydown on Gold Peak
Construction Loan	$2,830,000	$2,483,000	$7,144,000	$6,812,000	$47,353,000

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it was constructing houses for sale. At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the “East Lyme Land”). The Company subsequently acquired the East Lyme Land in November 2005.

The model home was completed during the fourth quarter of 2005, and home sales commenced in June 2006. At June 30, 2008, one East Lyme home was under contract for which a deposit of 10% of the contract sale price was provided by the buyer and four homes, including the model, were either in inventory or substantially complete. The following table provides information regarding East Lyme sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through
	2008	2007	2008	2007	June 30, 2008
Number of homes sold	3	2	5	4	24
Gross sales proceeds	$2,188,000	$1,468,000	$3,740,000	$2,852,000	$17,127,000
Principal paydown on East Lyme
Construction Loan	$1,969,000	$1,314,000	$3,313,000	$2,557,000	$15,344,000

On June 30, 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place). In addition, the Company has made the decision to halt any new home construction pending exploration of a bulk sale of lots. There can be no assurance that the Company will be able to sell the remaining lots at East Lyme at acceptable prices, or within a specific time period, or at all.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard at a cost estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheets at June 30, 2008 and December 31, 2007. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

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

Other Developments

Claverack

Through November 2007, the Company had a 75% ownership interest in a joint venture that owned two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel was subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities are expected to be completed during the third quarter of 2008. The Company intends to sell the improved lots.

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

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	June 30, 2008	December 31, 2007
Deposits and escrows related to residential development
activities	$2,913,000	$3,430,000
Certificate of deposit/security for office lease (A)	238,000	234,000

	$3,151,000	$3,664,000

(A)	In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided a letter of credit through a bank to the lessor. The letter of credit is supported by a certificate of deposit issued by that bank.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, arising from the allocation of the purchase price of Private Reis and additional capitalized costs since the Merger, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2008	December 31, 2007
Database	$8,743,000	$8,243,000
Accumulated amortization	(1,951,000)	(1,025,000)

Database, net	6,792,000	7,218,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(954,000)	(445,000)

Customer relationships, net	13,146,000	13,655,000

Web site	2,595,000	2,177,000
Accumulated amortization	(613,000)	(299,000)

Web site, net	1,982,000	1,878,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(349,000)	(198,000)

Acquired below market lease, net	2,451,000	2,602,000

Intangibles, net	$24,371,000	$25,353,000

The Company capitalized approximately $244,000 and $221,000 during the three months ended June 30, 2008, and $500,000 and $418,000 during the six months ended June 30, 2008, to the database and web site intangible assets, respectively.

Amortization expense for intangibles and other assets aggregated approximately $967,000 and $1,900,000 for the three and six months ended June 30, 2008, respectively, of which approximately $472,000 and $926,000, respectively, related to the database, which is charged to cost of sales, approximately $254,000 and $509,000, respectively, related to customer relationships, which is charged to sales and marketing expense, approximately $165,000 and $314,000, respectively, related to web site development, which is charged to product development expense, and approximately $76,000 and $151,000, respectively, related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment.

6.	Debt

At June 30, 2008 and December 31, 2007, the Company's debt consisted of the following:

Debt/Project	Initial Maturity Date	Stated Interest Rate at June 30, 2008		June,30, 2008	December 31, 2007
Debt:
Reis Services Bank Loan	September 2012	LIBOR + 2.00%	(A)	$23,500,000	$24,250,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%	(B)	1,129,000	6,417,000
East Lyme Construction Loan (C)	June 2009	LIBOR + 2.50%		6,242,000	6,966,000
Other long term debt	Various	Fixed/Various		492,000	578,000

Total debt				31,363,000	38,211,000
Less current portion				10,053,000	15,059,000

Long term portion				$21,310,000	$23,152,000

Total construction loans payable				$7,371,000	$13,383,000

Carrying amount of real estate asset
collateralizing construction loans payable				$12,000,000	$20,000,000

Cash held in financial institutions in which
a security interest is granted for
construction debt				$3,764,000	$3,808,000

Total assets of Reis Services as a security
interest for the Bank Loan				$96,579,000	$97,530,000

(A)	Depending upon the leverage ratio, as defined in the Bank Loan agreement, the spread to LIBOR may range from 3.00% to 1.50% as described below.
(B)	Principal payments will be made from sales proceeds upon the sale of individual homes.
(C)	The East Lyme Construction Loan had an initial maturity date in December 2007. On April 28, 2008, an extension was completed, including a change in the interest rate to LIBOR + 2.50% from LIBOR + 2.15% and other term and covenant modifications (see below).

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

At June 30, 2008 and December 31, 2007, the interest rate was LIBOR + 2.00% and LIBOR + 2.50%, respectively (LIBOR was 2.46% and 4.60% at June 30, 2008 and December 31, 2007, respectively). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $24,000 and $19,000 at June 30, 2008 and December 31, 2007, respectively. The increase in the fair value of approximately $5,000 was recorded as a benefit to interest expense during the six months ended June 30, 2008.

Residential Development Debt

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000 (the "Gold Peak Construction Loan"). The Gold Peak Construction Loan bears interest at LIBOR + 1.65% per annum, matures in November 2009 and has additional extensions at the Company's option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as units are sold. The 5% LIBOR cap expired in June 2008 for the Gold Peak Construction Loan.

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

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and up to a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain a minimum liquidity level at each quarter end for the East Lyme and Gold Peak Construction Loans. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000 from $10,000,000, with additional reductions based upon principal repayments. The required minimum liquidity level at June 30, 2008 was approximately $6,146,000 related to these loans.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Debt (continued)

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $164,000, $262,000, $427,000 and $508,000 was capitalized during the three and six months ended June 30, 2008 and 2007, respectively.

7.	Income Taxes

The components of the income tax expense are as follows:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Current state and local taxes	$—	$38,000
Current Federal alternative minimum tax ("AMT")	30,000	60,000
Deferred Federal, state and local tax (benefit)	(1,222,000)	(890,000)

Income tax (benefit)	$(1,192,000)	$(792,000)

As a result of an election under Section 382 of the Internal Revenue Code and regulations related thereto, the Company changed its original estimate of the tax operating loss attributable to Wellsford for the five month period ended May 31, 2007 just prior to the Merger. The impact of this change resulted in an increase in the net operating loss ("NOL") for the consolidated entity subsequent to the Merger for the fiscal 2007 period. As a result of this election, the Company recorded a tax benefit of $1,165,000 during the three and six months ended June 30, 2008. The balance of the tax benefit for the three months ended June 30, 2008 primarily relates to the pre-tax loss for the period.

The income tax benefit during the six months ended June 30, 2008 of $792,000 results from the benefit recorded in the second quarter of $1,165,000, as described above, offset by current state and local taxes of $38,000, current Federal AMT of $60,000 and deferred taxes aggregating $275,000.

During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Private Reis had NOLs aggregating approximately $11,700,000 at May 30, 2007 expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company's merger with Value Property Trust ("VLP") in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the "Code"). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation on the ability to utilize the Company's NOLs, which is estimated to be $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $37,200,000 of these remaining NOLs at December 31, 2007. Of such amount, approximately $4,400,000 will expire in 2008 and approximately $5,558,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the "continuity of business enterprise" requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to the Merger ownership change. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of these NOLs; however, there would be no such limitation on the Private Reis NOLs or the NOL realized subsequent to the Merger.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Income Taxes (continued)

The net deferred tax liability was approximately $424,000 and $1,314,000 at June 30, 2008 and December 31, 2007, respectively, and is reflected as a non-current liability in the accompanying balance sheets. The significant portion of the net deferred tax items relate to the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $20,080,000 and $20,500,000 at June 30, 2008 and December 31, 2007, respectively, was necessary. The allowance at June 30, 2008 and December 31, 2007 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the three and six months ended June 30, 2008.

8.	Stockholders' Equity

The following table presents information regarding the Company's stock:

	June 30, 2008	December 31, 2007
Common stock, 101,000,000 shares authorized, $.02 par value per share	10,984,517	10,984,517

FASB Interpretation No. 48 "Accounting for Income Taxes" ("FIN48") established the approach for evaluating uncertain tax positions. The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the three and six months ended June 30, 2008.

The Company did not declare or distribute any dividends during the three and six months ended June 30, 2008 or 2007.

9.	Stock Plans and Other Incentives

During 1997 and 1998, the Company adopted certain incentive plans (the "Incentive Plans") for the purpose of attracting and retaining the Company's directors, officers and employees. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from three to five years for employees and may contain the right to receive reload options under certain conditions. On March 10, 2008, the ability to issue options, restricted stock units ("RSUs") or stock awards under the Incentive Plans expired. At the May 29, 2008 annual meeting of stockholders, the Company's stockholders approved the adoption of a new management incentive plan which provides for up to 1,000,000 shares to be available for future grants.

The following table presents the changes in options outstanding for the six months ended June 30, 2008 and other plan data:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	615,848	$8.34
Cancelled through cash settlement	(22,155)	$(4.72)
Forfeited/cancelled/expired	(17,724)	$(8.89)

Outstanding at June 30, 2008	575,969	$8.46

Options exercisable at end of period	160,797	$6.81

Options exercisable which can be settled in cash	155,969	$4.72

In January 2006, the Board authorized amendments to the then outstanding options to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. In March 2006,

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Stock Plans and Other Incentives (continued)

the Company and the option holders executed amended option agreements to reflect this and other adjustments and changes. The Company accounts for these options as liability awards and recorded a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve is adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 “in-the-money” options that are accounted for as a liability award at that date. At June 30, 2008, the option liability was approximately $120,000 based upon the difference in the closing stock price of the Company at June 30, 2008 of $5.49 per share and the individual exercise prices of the outstanding 155,969 “in-the-money” options that are accounted for as a liability award at that date. The Company recorded compensation expense of approximately $20,000 in the three months ended June 30, 2008 and a compensation benefit of approximately $352,000 in the six months ended June 30, 2008 in general and administrative expenses in the statement of operations as a result of the stock price changes from each measurement date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

During the six months ended June 30, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000, none of which occurred in the three months ended June 30, 2008.

In June 2007, an aggregate of 70,896 options were settled with a net cash payment of approximately $294,000. In addition, in a series of transactions in June 2007 Jeffrey Lynford tended certain shares of common stock he owned as payment for the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable withholding taxes and was treated as an option cancellation payment). As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise. Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which have an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant. These reload options, which were treated as an equity award for accounting purposes, expired on December 31, 2007 and did not have a net cash settlement feature.

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2008:

RSUs
Outstanding at January 1, 2008	208,400
Granted	121,112
Forfeited	(9,000)

Outstanding at June 30, 2008	320,512

In February 2008, eight employees were granted an aggregate of 100,000 RSUs which vest one-third a year over three years and have a grant date value of $7.20 per RSU. This award is treated as an equity award and the grant date fair value is charged to compensation expense at the corporate level over the vesting periods. The remaining 21,112 RSUs granted to non-employee directors satisfied the equity component of their compensation for 2007. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director. In July 2008, an additional 28,618 RSUs were granted to non-employee directors related to the equity component of their compensation for the six months ended June 30, 2008.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Stock Plans and Other Incentives (continued)

The Company recorded non-cash compensation expense of approximately $425,000 and $836,000, respectively, including approximately $87,000 and $157,000, respectively, related to non-employee director equity compensation, for the three and six months ended June 30, 2008, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations. For the period June 1, 2007 to June 30, 2007, the Company recorded approximately $128,000 of non-cash compensation expense related to all stock options and RSUs accounted for as equity awards.

10.	Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	For the Period June 1, 2007 to June 30, 2007
Numerator:
Net income for basic calculation	$1,024,554	$1,472,436	$834,666
Adjustments to net income for income statement
impact of dilutive securities	—	(351,763)	(1,181,481)

Net income (loss) for dilution calculation	$1,024,554	$1,120,673	$(346,815)

Denominator:
Denominator for net income (loss) per common share,
basic — weighted average common shares	10,984,517	10,984,517	10,977,448
Effect of dilutive securities:
RSUs	80,328	68,200	—
Stock options	—	129,755	174,777

Denominator for net income (loss) per common
diluted — weighted average common shares	11,064,845	11,182,472	11,152,225

Net income (loss) per common share:
Basic	$0.09	$0.13	$0.08

Diluted	$0.09	$0.10	$(0.03)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Organization and Business

Reis, Inc., the "Company" or "Reis" (formerly Wellsford Real Properties, Inc., which we refer to as Wellsford), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the May 2007 merger of the privately held company, Reis, Inc. (which we refer to as Private Reis) with and into Reis Services, LLC (which we refer to as Reis Services), a wholly-owned subsidiary of Wellsford (which events we refer to as the Merger).

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

Industry Background

Commercial real estate represents a significant share of the overall business activity and national wealth in the U.S. As reported by Real Estate Roundtable (2008), the combined assets of U.S. commercial real estate accounts for over $5 trillion of the nation's domestic assets, and is equivalent to approximately 35% of the total market capitalization of U.S. stock markets. Thousands of commercial real estate properties are sold, purchased, financed, and securitized each year, hundreds of millions of square feet of new construction projects are completed, and a similar number of square feet are signed to new leases.

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

As a growing number of institutional investors have set permanent allocations for commercial real estate, and as banks' exposure to commercial real estate has grown over the last decade, regulatory agencies have increased the requirement for data-driven analysis of portfolio risk. Specific initiatives that increase the banking institutions' need for consistent, reliable data and analysis include the recently adopted New Basel Capital Accord (Basel II) and direct guidance from the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation, mandating market analysis and portfolio management with board and management-level reporting.

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

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. The depth and breadth of Reis's data and expertise will be critical in allowing Reis to grow its business. As of June 30, 2008, Reis had approximately 780 companies under signed contracts. Generally, each company has multiple users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card.

Reis continues to develop and introduce new products, expand and add new data, and find new ways to deliver existing information to meet and anticipate client demand, as more fully described below under "Products and Services."

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

Products and Services

Reis SE, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis's primary research data and forecasts. Access to the core system is by secure password only and can be customized to accommodate the needs of various customers. For example, the product can be tailored to provide access to all or only certain markets, property types and report combinations. The Reis SE interface has been refined over the past seven years to accommodate real estate professionals who need to perform market-based trend and forecast analysis, property-specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.

On a quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends, current observations and, in a majority of its markets, five year forecasts on all key real estate market indicators. These updates are supported by property, city, and neighborhood data gathered during the prior quarter.

Reports are retrievable by street address, property type (office, apartment, retail, and industrial) or market/submarket and are available as full color presentation quality documents or in spreadsheet formats. These reports are used by Reis's customers to assist in due diligence and to support commercial real estate transactions such as loan originations, underwriting, acquisitions, risk assessment (including loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.

Other significant elements of Reis SE include:

•	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type;

•	customizable email alerts that let users receive proactive updates on only those reports or markets that they are interested in;

•	property comparables that allow users to identify buildings with similar rents, sales or new construction projects to their own;

•	quarterly "first glance" reports that provide an early assessment of the office, apartment, and retail sectors across the U.S. and preliminary commentary on new construction activity; and

•	the "quarterly briefing"-- a conference call during which Reis provides an analysis of its latest findings.

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recently released enhancements include:

•	the introduction of Reis SE version 4.0 in February 2008. This release introduced enhanced mapping and filtering capabilities around rent, sales and new construction comparables databases. Clients now benefit from the integration of Reis data with Microsoft's Virtual Earth mapping software, and from live display of group summary statistics pertaining to structural characteristics, performance and sales; and

•	coverage of an additional 50 metropolitan office markets, concentrated in Florida and California, launched in May 2008, with a further addition of 30 markets, concentrated in the Northeast and Midwest, scheduled for launch in August 2008.

Separately, Reis is continuing to broaden its distribution channels as it entered into a distribution agreement with Thomson Reuters to provide a quarterly sample of its national level commercial real estate research findings. Reis believes that this distribution agreement will, in particular, expose Reis information to potential international subscribers.

Cost of Service and Renewal Rates

Reis's data is available to customers in four primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to download a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $500,000, depending on the combination of markets, property types and reports subscribed to and allow the client to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed number of reports over a 12-month period. Credit card sales typically range from $150 to $695 per report and are available to anyone who visits Reis's retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis. Renewals are negotiated in advance of the expiration of an existing contract. Important factors in determining contract renewal rates include a subscriber's historical and projected usage pattern.

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

We protect our software's source code and our database as either trade secrets or under copyright law. We license our services under license agreements that restrict the disclosure and use of our proprietary information and prohibit the unauthorized reproduction, re-engineering or transfer of the information in the products and/or services we provide.

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

Wellsford's Historic Business

The Company was originally formed on January 8, 1997 as a corporate subsidiary of Wellsford Residential Property Trust (which we refer to as the Residential Trust). On May 30, 1997, Residential Trust merged (which we refer to as the EQR Merger) with Equity Residential, or EQR, at which time Residential Trust contributed certain of its assets to the Company and the Company assumed certain liabilities of Residential Trust and Residential Trust distributed to its common stockholders all of its outstanding shares of the Company. Prior to the adoption of the Company's Plan of Liquidation, which we refer to as the Plan (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private real estate companies. The Company's primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects in an effort to ultimately exit this business in order to focus solely on the Reis Services business.

Residential Development Activities At June 30, 2008, the Company's residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 220 Gold Peak units were sold as of June 30, 2008.

•	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and 24 homes were sold as of June 30, 2008.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

Additional Segment Financial Information

See Footnote 3 of the consolidated financial statements included in this filing for additional information regarding the Company's segments.

Merger with Private Reis

On October 11, 2006, the Company announced that it and Reis Services entered into a definitive merger agreement with Private Reis to acquire Private Reis and that the Merger was approved by the independent members of the Company's board of directors, which we refer to as the Board. The Merger was approved by the stockholders of both the Company and Private Reis on May 30, 2007 and was completed later that day. The previously announced Plan of the Company was terminated as a result of the Merger and the Company returned to the going concern basis of accounting from the liquidation basis of accounting. For accounting purposes, the Merger was deemed to have occurred at the close of business on May 31, 2007 and the statements of operations include the operations of Reis Services, effective June 1, 2007.

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

As the Company was the acquirer for accounting purposes, the acquisition has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company's historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

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

The Company's net assets in liquidation at May 31, 2007 (prior to the Merger and the return to going concern accounting) were:

May 31, 2007
Net assets in liquidation	$51,922,617
Per share	$7.76
Common stock outstanding	6,695,246

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

The Company returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business which are revenue, revenue growth, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization), EBITDA growth and EBITDA margin. Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of GAAP net income to EBITDA for the Reis Services segment and to Adjusted EBITDA on a consolidated basis for each of the periods presented herein, see below). The pro forma information for the three and six months ended June 30, 2007 is presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006. This pro forma information is not necessarily indicative of what the actual results would have been had the Merger been consummated, the proceeds from the Bank Loan been received and the Plan been terminated as of January 1, 2006, nor does it purport to represent future results.

(amounts in thousands, excluding percentages)
	For the Three Months Ended June 30,			Percentage
	2008	2007 (Pro Forma)	Increase	Increase
Subscription revenue	$6,505	$5,488	$1,017	18.5%
EBITDA	$2,858	$1,639	$1,219	74.4%
EBITDA margin	43.9%	29.9%

(amounts in thousands, excluding percentages)
	For the Six Months Ended June 30,			Percentage
	2008	2007 (Pro Forma)	Increase	Increase
Subscription revenue	$12,916	$10,926	$1,990	18.2%
EBITDA	$5,550	$3,376	$2,174	64.4%
EBITDA margin	43.0%	30.9%

	For the Three Months Ended
	June 30, 2008	March 31, 2008	Increase	Percentage Increase
Subscription revenue	$6,505	$6,411	$94	1.5%
EBITDA	$2,858	$2,692	$166	6.2%
EBITDA margin	43.9%	42.0%

Reis Services's EBITDA in the second quarter of 2008 grew 6.2% over the first quarter of 2008 and grew 74.4% over the pro forma second quarter of 2007. EBITDA for the six months ended June 30, 2008 grew 64.4% over the comparable pro forma period of 2007. The increase in EBITDA over the 2007 pro forma periods is primarily the result of (i) the revenue growth of 18.5% and 18.2% for the three and six months ended June 30, 2008, respectively, over the 2007 pro forma periods, (ii) the effect of a significant portion of the revenue growth translating directly to EBITDA growth as a result of our fixed cost structure (as demonstrated by the increase in EBITDA margin from 29.9% to 43.9% from the second quarter of 2007 to the second quarter of 2008 and an increase from 30.9% to 43.0% for the six months ended June 30, 2007 to the 2008 period and (iii) higher expenses in the 2007 pro forma periods as a result of accruals for lease termination and other operational obligations of Private Reis that were not Merger related costs or costs of the merged entities.

Revenue was stable from the first quarter of 2008 to the second quarter of 2008. Reis Services is able to grow revenue through new business as well as price increases in connection with renewals. Although we cannot make assurances as to future periods, Reis Services has historically experienced higher revenue during the second half of any calendar year because a greater number of our contracts have renewed, coupled with price increases, in the second half of each year. This results from several historical operating facts:

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

Accordingly, meaningful revenue growth occurs in heavy renewal periods in conjunction with any price increases. Also, other factors may impact consecutive quarter-over-quarter growth, including (i) the lengthening of subscription terms beyond 12 months to as long as 36 months (in an effort to spread renewals more evenly throughout the year); (ii) the introduction of new products and (iii) non-recurring consulting or valuation work. These items did not have a material impact in evaluating revenue growth for the first and second quarters of 2008. However, revenue and EBITDA growth in the third and fourth quarters of 2008 as compared to the third and fourth quarters of 2007 may not be as robust as our current period growth numbers indicate, as non-recurring consulting and valuation work in those 2007 periods were greater by up to approximately $300,000 per quarter over the current quarterly run rate. Generally, this type of special project and consulting revenue is not a substantial amount in any given period.

Reconciliations of Net Income to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, impairment losses on real estate assets under development and stock based compensation.

Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company's business from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes, and in the case of Adjusted EBITDA, isolates non-cash charges for impairment losses on real estate assets under development and stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in Reis Services's type of business. However, investors should not consider these measures in isolation or as substitutes for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income, follow for each identified period:

(amounts in thousands)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated
Net income			$1,024
Income tax (benefit)			(1,192)

Income (loss) before income taxes	$1,532	$(1,700)	(168)
Add back:
Depreciation and amortization expense	1,081	64	1,145
Interest expense (income), net	245	(138)	107

EBITDA	2,858	(1,774)	1,084
Add back:
Stock based compensation expense, net	—	358	358

Adjusted EBITDA	$2,858	$(1,416)	$1,442

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated
Net income			$1,472
Income tax (benefit)			(792)

Income (loss) before income taxes	$2,781	$(2,101)	680
Add back:
Depreciation and amortization expense	2,147	129	2,276
Interest expense (income), net	622	(353)	269

EBITDA	5,550	(2,325)	3,225
Add back:
Stock based compensation expense, net	—	327	327

Adjusted EBITDA	$5,550	$(1,998)	$3,552

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Period June 1, 2007 to June 30, 2007	Reis Services	Residential Development Activities and Other*	Consolidated
Net income			$835
Income tax expense			4

Income before income taxes	$217	$622	839
Add back:
Depreciation and amortization expense	292	21	313
Interest expense (income), net	179	(75)	104

EBITDA	688	568	1,256
Add back:
Stock based compensation benefit, net	—	(1,053)	(1,053)

Adjusted EBITDA	$688	$(485)	$203

(amounts in thousands)
Reconciliation of Pro Forma Net (Loss) to Pro Forma EBITDA and Pro Forma Adjusted EBITDA for the Three Months Ended June 30, 2007	Reis Services	Residential Development Activities and Other*	Consolidated
Pro forma net (loss)			$(8,240)
Income tax (benefit)			(45)

(Loss) before income taxes	$(50)	$(8,235)	(8,285)
Add back:
Depreciation and amortization expense	1,105	64	1,169
Interest expense (income), net	584	(256)	328

Pro forma EBITDA	1,639	(8,427)	(6,788)
Add back:
Impairment loss on real estate assets under development	—	2,740	2,740
Stock based compensation benefit, net	—	(1,059)	(1,059)

Pro Forma Adjusted EBITDA	$1,639	$(6,746)	$(5,107)

Reconciliation of Pro Forma Net (Loss) to Pro Forma EBITDA and Pro Forma Adjusted EBITDA for the Six Months Ended June 30, 2007	Reis Services	Residential Development Activities and Other*	Consolidated
Pro forma net (loss)			$(10,516)
Income tax (benefit)			(3)

(Loss) before income taxes	$(95)	$(10,424)	(10,519)
Add back:
Depreciation and amortization expense	2,270	128	2,398
Interest expense (income), net	1,201	(532)	669

Pro forma EBITDA	3,376	(10,828)	(7,452)
Add back:
Impairment loss on real estate assets under development	—	2,740	2,740
Stock based compensation benefit, net	—	(874)	(874)

Pro forma Adjusted EBITDA	$3,376	$(8,962)	$(5,586)

*	Includes Gold Peak, East Lyme, the Company's other developments and corporate level income and expenses.

Results of Operations and Changes in Net Assets

Results of operations for the three months ended June 30, 2008

The results of operations for the three months ended June 30, 2008 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $6,505,000 and $1,377,000, respectively, for the three months ended June 30, 2008 resulting in a gross profit for the Reis Services segment of approximately $5,128,000. Amortization expense included in cost of sales during this period was approximately $472,000.

Revenue and cost of sales of residential units were approximately $6,399,000 and $5,524,000, respectively, for the three months ended June 30, 2008 with respect to the sale of 15 condominium units at the Gold Peak development and three homes at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $1,381,000 and $438,000, respectively, for the three months ended June 30, 2008 and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses and product development expenses during this period were approximately $254,000 and $165,000, respectively.

Property operating expenses of $284,000 for the three months ended June 30, 2008 represents the non-capitalizable project costs and other period expenses related to the Company's residential development projects.

General and administrative expenses of $3,961,000 for the three months ended June 30, 2008 includes current period expenses and accruals of $3,350,000, depreciation and amortization expense of $253,000 for lease value and furniture, fixtures and equipment, and approximately $358,000 of non-cash compensation expense. The non-cash compensation expense is comprised of (i) an approximate $20,000 increase in the reserve for the option liability due to an increase in the market price of the Company's common stock from $5.35 per share at March 31, 2008 to $5.49 per share at June 30, 2008 and (ii) compensation expense resulting from equity awards of approximately $338,000.

Interest and other income of $134,000 primarily reflects interest earned on cash for the three months ended June 30, 2008.

Interest expense of $240,000 for the three months ended June 30, 2008 includes interest and cost amortization on the Bank Loan of $306,000, non-capitalized interest from residential development activities of $22,000 and interest from other debt of $9,000, offset by the effect of the capitalization of interest of $77,000 from the Bank Loan to residential developments in accordance with existing accounting rules and an increase in the fair value of the interest rate cap for the Bank Loan of $20,000.

The income tax benefit during the three months ended June 30, 2008 of $1,192,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the Merger of $1,165,000 and a deferred Federal, state and local tax benefit of $57,000 related to the pre-tax loss for the three months ended June 30, 2008, offset by current Federal alternative minimum tax ("AMT") of $30,000.

Results of operations for the six months ended June 30, 2008

The results of operations for the six months ended June 30, 2008 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $12,916,000 and $2,706,000, respectively, for the six months ended June 30, 2008 resulting in a gross profit for the Reis Services segment of approximately $10,210,000. Amortization expense included in cost of sales during this period was approximately $926,000.

Revenue and cost of sales of residential units were approximately $14,783,000 and $12,452,000, respectively, for the six months ended June 30, 2008 with respect to the sale of 35 condominium units at the Gold Peak development and five homes at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $2,736,000 and $963,000, respectively, for the six months ended June 30, 2008 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses and product development expenses during this period were approximately $509,000 and $314,000, respectively.

Property operating expenses of $534,000 for the six months ended June 30, 2008 represents the non-capitalizable project costs and other period expenses related to the Company's residential development projects.

General and administrative expenses of $7,382,000 for the six months ended June 30, 2008 includes current period expenses and accruals of $6,527,000, depreciation and amortization expense of $528,000 for lease value and furniture, fixtures and equipment, and approximately $327,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) an approximate $352,000 decrease in the reserve for option liability due to a decrease in the market price of the Company's common stock from $7.68 per share at December 31, 2007 to $5.49 per share at June 30, 2008 and options settled at an amount less than $7.68 per share during the period, offset by (ii) compensation expense resulting from equity awards of approximately $679,000.

Interest and other income of $300,000 primarily reflects interest earned on cash for the six months ended June 30, 2008.

Interest expense of $568,000 for the six months ended June 30, 2008 includes interest and cost amortization on the Bank Loan of $710,000, non-capitalized interest from residential development activities of $46,000 and interest from other debt of $20,000, offset by the effect of the capitalization of interest of $203,000 from the Bank Loan to residential developments in accordance with existing accounting rules and an increase in the fair value of the interest rate cap for the Bank Loan of $5,000.

The income tax benefit during the six months ended June 30, 2008 of $792,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the Merger of $1,165,000, offset by current state and local taxes of $38,000, current Federal AMT of $60,000 and deferred taxes aggregating $275,000.

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

Sales and marketing expenses and product development expenses were approximately $448,000 and $105,000, respectively, for the period June 1, 2007 to June 30, 2007 and solely represent the costs of the Reis Services segment.

Property operating expenses of $69,000 for the period June 1, 2007 to June 30, 2007 represent the non-capitalizable project costs and other period expenses of the Company's residential development projects.

General and administrative expenses of $111,000 for the period June 1, 2007 to June 30, 2007 includes current period expenses and accruals of $1,164,000, offset by a net reduction of approximately $1,053,000 from non-cash compensation costs. The net reduction is comprised of an approximate $1,181,000 decrease in the reserve for option cancellations due to an decrease in the market price of the Company's stock from $11.00 per share at May 31, 2007 to $9.08 per share at June 30, 2007 and options settled at an amount less that $11.00 per share during the period, offset by additional compensation expense from equity awards on May 30, 2007 of approximately $128,000.

Interest and other income of $92,000 primarily reflects interest earned on cash. The Company's cash balance was approximately $24,589,000 at June 30, 2007.

Interest expense of $196,000 includes interest and cost amortization on the Bank Loan of $182,000, non-capitalized interest from residential development activities of $10,000 and interest from other debt of $4,000.

Changes in net assets in liquidation for the period April 1, 2007 to May 31, 2007

During the period April 1, 2007 to May 31, 2007, net assets in liquidation decreased approximately $5,582,000. This decrease is the net result of (1) an increase to the option cancellation reserve of approximately $4,205,000 due to the increase in the market price of the Company's stock from $7.83 per share at March 31, 2007 to $11.00 per share at May 31, 2007 and (2) sales of real estate assets under development and other changes in net real estate assets under development from the updating of cash flow valuation calculations during the period of approximately $1,672,000, offset by (3) operating income of approximately $295,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Changes in net assets in liquidation for the period January 1, 2007 to May 31, 2007

During the period January 1, 2007 to May 31, 2007, net assets in liquidation decreased approximately $5,673,000. This decrease is the net result of (1) an increase to the option cancellation reserve of approximately $4,636,000 due to the increase in the market price of the Company's stock from $7.52 per share at December 31, 2006 to $11.00 per share at May 31, 2007 and (2) sales of real estate assets under development and other changes in net real estate assets under development from the updating of cash flow valuation calculations during the period of approximately $1,805,000, offset by (3) operating income of approximately $768,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Income Taxes

During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Private Reis had net operating loss ("NOL") carryforwards aggregating approximately $11,700,000 at May 30, 2007 expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company's merger with Value Property Trust ("VLP") in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the "Code"). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation on the ability to utilize the Company's NOLs, which is estimated to be $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $37,200,000 of these remaining NOLs at December 31, 2007. Of such amount, approximately $4,400,000 will expire in 2008 and approximately $5,558,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the "continuity of business enterprise" requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize its NOLs. There can be no assurance that this requirement will be met with respect to the Merger ownership change. If the Company fails to satisfy this requirement, the Company would be unable to utilize any of these NOLs; however, there would be no such limitation on the Private Reis NOLs or the NOL realized subsequent to the Merger.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax liability was approximately $424,000 and $1,314,000 at June 30, 2008 and December 31, 2007, respectively, and is reflected as a non-current liability in the accompanying balance sheets. The significant portion of the net deferred tax items relates to the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $20,080,000 and $20,500,000 at June 30, 2008 and December 31, 2007, respectively, was necessary. The allowance at June 30, 2008 and December 31, 2007 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

FASB Interpretation No. 48 "Accounting for Income Taxes" ("FIN48") established the approach for evaluating uncertain tax positions. The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the three and six months ended June 30, 2008.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt including mandatory minimum principal repayments on the East Lyme Construction Loan, operating and capital leases, construction and development costs, other capital expenditures, settlement of certain outstanding stock options in cash, debt repayments or additional collateral for construction loans, generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and single family home lots either individually or in bulk transactions, the sale or realization of other assets, releases from escrow reserves and accounts, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financings, refinancings, modifications to borrowing capacity and covenant terms on existing construction loans. Depending on the sale velocity and amount of proceeds from sales at Gold Peak, the Gold Peak Construction Loan is expected to be repaid in full by the end of the third quarter of 2008.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs, long-term product development and enhancements of the web site and databases, the non-current portion of long-term debt, operating and capital leases, construction and development costs, other capital expenditures and debt repayments or additional collateral for construction loans generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and single family home lots either individually or in bulk transactions, interest revenue, the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan, and proceeds from construction financing, refinancings, modifications to terms and borrowing capacity and covenant terms on existing construction loans.

Cash and cash equivalents aggregated approximately $22,651,000 at June 30, 2008. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements in both the short and long terms.

Reis Services Bank Loan

In connection with the merger agreement, Private Reis entered into an agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year. The balance of the Bank Loan was $23,500,000 and $24,250,000 at June 30, 2008 and December 31, 2007, respectively.

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

At June 30, 2008 and December 31, 2007, the interest rate was LIBOR + 2.00% and LIBOR + 2.50%, respectively (LIBOR was 2.46% and 4.60% at June 30, 2008 and December 31, 2007, respectively). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $24,000 and $19,000 at June 30, 2008 and December 31, 2007, respectively. The increase in the fair value of approximately $5,000 was recorded as a benefit to interest expense during the six months ended June 30, 2008.

Residential Development Debt

In April 2005, the Company obtained development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which we refer to as the Gold Peak Construction Loan. The Gold Peak Construction Loan bears interest at LIBOR + 1.65% per annum, matures in November 2009 and has additional extensions at the Company's option upon satisfaction of certain conditions being met by the borrower. Borrowings occur as costs are expended and principal repayments are made as units are sold. The balance of the Gold Peak Construction Loan was approximately $1,129,000 and $6,417,000 at June 30, 2008 and December 31, 2007, respectively. The 5% LIBOR cap expired in June 2008 for the Gold Peak Construction Loan.

In December 2004, the Company obtained development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which we refer to as the East Lyme Construction Loan. The East Lyme Construction Loan was extended with term modifications on April 28, 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. The balance of the East Lyme Construction Loan was approximately $6,242,000 and $6,966,000 at June 30, 2008 and December 31, 2007, respectively.

The East Lyme Construction Loan and Gold Peak Construction Loan require the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan and up to a $2,000,000 paydown of the Gold Peak Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain a minimum liquidity level at each quarter end for the East Lyme and Gold Peak Construction Loans. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000 from $10,000,000 with additional reductions based upon principal repayments. The required minimum liquidity level at June 30, 2008 was approximately $6,146,000 related to these loans.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

Other Items Impacting Liquidity

Palomino Park

Gold Peak

Gold Peak consists of 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At June 30, 2008, there were nine Gold Peak units under contract with nominal down payments and 30 units, including the models, were in inventory. The following table provides information regarding Gold Peak sales:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through
	2008	2007	2008	2007	June 30, 2008
Number of units sold	15	14	35	35	220
Gross sales proceeds	$4,211,000	$4,029,000	$11,043,000	$10,576,000	$67,011,000
Principal paydown on Gold Peak
Construction Loan	$2,830,000	$2,483,000	$7,144,000	$6,812,000	$47,353,000

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it was constructing houses for sale. At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the “East Lyme Land”). The Company subsequently acquired the East Lyme Land in November 2005.

The model home was completed during the fourth quarter of 2005 and home sales commenced in June 2006. At June 30, 2008, one East Lyme home was under contract for which a deposit of 10% of the contract sale price was provided by the buyer and four homes, including the model, were either in inventory or substantially complete. The following table provides information regarding East Lyme sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through
	2008	2007	2008	2007	June 30, 2008
Number of homes sold	3	2	5	4	24
Gross sales proceeds	$2,188,000	$1,468,000	$3,740,000	$2,852,000	$17,127,000
Principal paydown on East Lyme
Construction Loan	$1,969,000	$1,314,000	$3,313,000	$2,557,000	$15,344,000

On June 30, 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place). In addition, the Company has made the decision to halt any new home construction pending exploration of a bulk sale of lots. There can be no assurance that the Company will be able to sell the remaining lots at East Lyme at acceptable prices, or within a specific time period, or at all.

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard at a cost estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheets at June 30, 2008 and December 31, 2007. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

Other Developments

Claverack

Through November 2007, the Company had a 75% ownership interest in a joint venture that owned two land parcels aggregating approximately 300 acres in Claverack, New York. The Company acquired its interest in the joint venture for $2,250,000 in November 2004. One land parcel was subdivided into seven single family home lots on approximately 65 acres. The remaining 235 acres, known as The Stewardship, which was originally subdivided into six single family home lots, now is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities are expected to be completed during the third quarter of 2008. The Company intends to sell the improved lots.

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

Stock Option Plans

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 "in-the-money" options that are accounted for as a liability award at that date. At June 30, 2008, the option liability was approximately $120,000 based upon the difference in the closing stock price of the Company at June 30, 2008 of $5.49 per share and the individual exercise prices of the outstanding 155,969 "in-the-money" options that are accounted for as a liability award at that date. The Company recorded compensation expense of approximately $20,000 in the three months ended June 30, 2008 and a compensation benefit of approximately $352,000 in the six months ended June 30, 2008 in general and administrative expenses in the statement of operations as a result of the stock price changes from each measurement date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

During the six months ended June 30, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000, none of which occurred in the three months ended June 30, 2008.

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

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives. The current volatility and downturn in the U.S. economy generally, the U.S. housing and residential markets, credit markets and, to a lesser extent, commercial real estate markets, has not had a material effect on the marketability of the Company's products or renewal rates on those products. Despite budget constraints at certain customers and potential customers, and the effective shutdown of the CMBS markets, the Company has continued to grow contract bookings, as compared to the prior year period, and revenues and EBITDA both on a sequential basis and as compared to the prior year period. To date, the Company has been successful in countering market pressures by continuing to add new customers, selling new products (such as our tertiary apartment and office markets, rolled out in 2007 and 2008, respectively) and identifying additional and/or alternative users within the organizations and institutions that are current customers. Historically, during periods of economic and commercial real estate market volatility, Private Reis generally experienced stable demand for current information on changing market conditions and an increase in demand for its portfolio products as mortgage lenders place greater emphasis on assessing portfolio risk. So far, this pattern is in evidence during the current volatility. We cannot assure you that the level of demand for Reis Services's products will increase or continue at current levels through the present or future market volatility or downturns.

Condominium and Home Sales

As the softening of the national housing market continues, the Company's operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at the Company's projects and sales of inventory are lower than expected resulting in price concessions and/or additional incentives being offered, and with regards to the East Lyme project, the consideration of selling home lots either individually or in bulk instead of building homes. The East Lyme project experienced an increase in sales activity and construction of single family homes being built for contract during the second and third quarters of 2007, primarily driven by a multinational pharmaceutical firm's relocation of its employees to a local research facility. This increase in construction and sales activity for this project has not been sustained.

The continuing increases in energy costs and construction materials (such as concrete, lumber and sheetrock) could adversely impact our home building business; however, construction has been completed at our Gold Peak project and the Company has made the decision to halt any new home construction at East Lyme pending the exploration of a bulk sale of lots. As costs increase, our products become more expensive to build and profit margins could deteriorate. In order to maintain profit margin levels, we may need to increase sale prices of our condominiums and homes if such increases can be sustained in the current market conditions. A continuing rise in energy costs, the uncertainty as to the United States economy in general and more specific to the local economies where our residential activities are located, as well as increasing illiquidity in the residential mortgage market may negatively impact our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes or lots, which could result in the inability to meet targeted sales prices or cause us to offer increased concessions and/or sale price reductions.

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

Changes in Cash Flows

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

Cash flows for the six months ended June 30, 2008 and 2007 are summarized as follows:

	For the Six	2007
	Months Ended June 30, 2008	January 1 to June 30	June 1 to June 30	January 1 to May 31, 2007
	Going Concern Basis	Combined	Going Concern Basis	Liquidation Basis
Net cash provided by (used in) operating
activities	$8,704,198	$(1,458,098)	$(1,585,666)	$127,568
Net cash (used in) investing activities	(2,387,840)	(9,297,722)	(8,689,555)	(608,167)
Net cash (used in) financing activities	(6,903,433)	(3,705,873)	(1,702,719)	(2,003,154)

Net (decrease) in cash and cash equivalents	$(587,075)	$(14,461,693)	$(11,977,940)	$(2,483,753)

Cash flows from operating activities changed $10,162,000 from $1,458,000 used in the 2007 period to $8,704,000 provided in the 2008 period. The significant components of this change related to cash provided by the operating results of the Reis Services segment and our residential development activities.

Cash flows from investing activities changed $6,910,000 from $9,298,000 used in the 2007 period to $2,388,000 used in the 2008 period. The significant components of this change related to the use of cash in 2007 for the cash portion of the Merger consideration and Merger costs which aggregated $9,031,000 and an increase in the return of capital from the Company's investment in Clairborne Fordham of $109,000, offset by an increase in cash used in the 2008 period as compared to the 2007 period for investment in web site, database development and furniture fixtures and equipment additions of $872,000 and additional investments in other real estate assets of $1,358,000.

Cash flows from financing activities changed $3,197,000 from $3,706,000 used in the 2007 period to $6,903,000 used in the 2008 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme and Gold Peak construction loans aggregated $4,446,000 during the 2008 period as compared to $8,119,000 in the 2007 period, primarily as a result of fewer buildings under construction in the 2008 period as we have substantially completed construction for the Gold Peak project and significantly decreased construction at the East Lyme project as a result of market conditions and fewer homes under contract. During the 2008 period, approximately $7,144,000 was repaid on the Gold Peak Construction Loan from 35 condominium sales and $3,313,000 was repaid on the East Lyme Construction Loan from five home sales. During the 2007 period, approximately $6,812,000 was repaid on the Gold Peak Construction Loan from 35 condominium unit sales and approximately $2,557,000 was repaid on the East Lyme Construction Loan from four home sales. During the 2008 period, $750,000 was repaid on the Bank Loan. Other debt repayments in the 2008 period aggregated $86,000. Payments for option cancellations were approximately $55,000 in the 2008 period, as compared to $2,366,000 during the 2007 period. Proceeds received from the exercise of options by option holders was $282,000 in 2007, with no corresponding amount in the 2008 period. In 2007, the Company purchased an interest rate cap for the Reis Services acquisition debt for $109,000, with no corresponding purchases in the 2008 period.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this quarterly report on Form 10-Q. These forward-looking statements may relate to the Company's or management's outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

•	statements relating to future services and product development of the Reis Services segment;

•	statements relating to future business prospects, potential acquisitions, revenue, expenses, income, cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA and Adjusted EBITDA; and

•	statements preceded by, followed by or that include the words "estimate," "plan," "project," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.

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

At June 30, 2008, the Company's only exposure to interest rates was variable rate based debt. This exposure has historically been minimized in certain circumstances through the use of interest rate caps. Due to the expectation that the Gold Peak Construction Loan will be repaid by the end of the third quarter of 2008 and that the East Lyme Construction Loan matures in June 2009 and has mandatory principal repayments during that period, management determined that the exposure to increasing interest rates was not significant for these two loans and therefore has let the applicable interest rate caps expire. The interest rate cap on the Bank Loan expires in June 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at June 30, 2008:

(amounts in thousands)	Balance at June 30, 2008	Notional Amount of Interest Rate Caps at June 30, 2008	LIBOR Cap	LIBOR at June 30, 2008	Additional Interest Incurred
Variable rate debt:
With interest rate caps:
Bank Loan	$23,500	$15,000	5.50%	2.46%	$235	(A)

Without interest rate caps:
Gold Peak Construction Loan	1,129	$—	N/A	2.46%	11	(B)
East Lyme Construction Loan	6,242	$—	N/A	2.46%	62	(B)

	$30,871				$308

(A)	Reflects additional interest which could be incurred on the loan balance amount as a result of a 1% increase in LIBOR.
(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

Item 4T.	Controls and Procedures.

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2008 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information.

Item 1.	Legal Proceedings.

The Company and its subsidiaries are not presently party to any material litigation.

Item 1A.	Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 14, 2008, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 29, 2008, the Company held its annual meeting of stockholders. A total of 10,454,192 common shares, representing approximately 95% of the 10,984,517 common shares outstanding and entitled to vote, as of the record date (April 23, 2008) were represented in person or by proxy and constituted a quorum.

At the meeting, the stockholders approved the adoption of the Reis, Inc. 2008 Omnibus Incentive Plan, which empowers the Company to grant stock options and stock appreciation rights, to make restricted stock and RSU grants, performance share awards, and other stock-based awards to directors, officers, other employees, consultants and advisors of the Company and its subsidiaries and affiliates. This proposal was approved by the affirmative vote of 8,176,372 common shares. Votes against the proposal were 849,139 common shares, 2,319 common shares abstained from voting and 1,426,362 common shares were broker non-votes.

At the meeting, the stockholders also approved the adoption of the Reis, Inc. 2008 Annual Incentive Compensation Plan, the purpose of which is to advance the interests of the Company and its stockholders and to assist the Company in attracting, motivating and retaining executive officers and other key persons by providing incentives and financial rewards to those executive officers and other key persons that are intended to be deductible to the maximum extent possible as “performance based compensation.” This proposal was approved by the affirmative vote of 8,575,937 common shares. Votes against the proposal were 449,158 common shares, 2,735 common shares abstained from voting and 1,426,362 common shares were broker non-votes.

At the meeting, Jeffrey H. Lynford, Lloyd Lynford and M. Christian Mitchell were elected as directors to serve a term of three years expiring at the 2011 annual meeting of stockholders or until a respective successor is duly elected and qualifies. Michael J. Del Giudice and Jonathan Garfield were elected to serve a term of two years expiring at the 2010 annual meeting of stockholders or until a respective successor is duly elected and qualifies. Douglas Crocker II was elected to serve a term of one year expiring at the 2009 annual meeting of stockholders or until a successor is duly elected and qualifies. They join the following existing directors until their terms expire: Bonnie R. Cohen and Meyer "Sandy" Frucher, whose terms expire in 2009, and Edward Lowenthal, whose term expires in 2010. The following table details the voting results for Jeffrey H. Lynford, Lloyd Lyford and Messrs. Mitchell, Del Giudice, Garfield and Crocker:

	Affirmative Votes	Votes Withheld
Jeffrey H. Lynford	10,417,794	36,398
Lloyd Lynford	10,417,796	36,396
M. Christian Mitchell	10,410,214	43,978
Michael J. Del Giudice	10,417,809	36,383
Jonathan Garfield	10,417,807	36,385
Douglas Crocker II	10,410,214	43,978

At the meeting, the stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008 by the affirmative vote of 10,434,340 common shares. Votes cast against the proposal were 18,325 common shares and 1,527 common shares abstained from voting.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Reis, Inc. effective as of June 27, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 30, 2008)
3.2	Articles Supplementary of Reis, Inc. as filed by the State Department of Assessments and Taxation of Maryland on June 30, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 30, 2008)
10.1	Second Modification of Notes, Loan Agreement, Open-End Mortgage and Security Agreement, Assignment of Leases and Rents and Other Loan Documents, dated as of April 28, 2008, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 1, 2008)
10.2	Amendment to Conditional Guaranty and Consent of Guarantor, dated as of April 28, 2008, between Reis, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 1, 2008)
10.3	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company's proxy statement filed on April 25, 2008)
10.4	Reis, Inc. 2008 Annual Incentive Compensation Plan (incorporated by reference to Annex B to the Company's proxy statement filed on April 25, 2008)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.
	By:	/s/ Mark P. Cantaluppi Mark P. Cantaluppi Vice President, Chief Financial Officer
Dated: August 7, 2008

Exhibit 31.1
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lloyd Lynford, certify that:
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

Date: August 7, 2008
	By:	/s/ Lloyd Lynford Lloyd Lynford Chief Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark P. Cantaluppi, certify that:
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

Date: August 7, 2008
	By:	/s/ Mark P. Cantaluppi Mark P. Cantaluppi Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q of Reis, Inc. (the "Company") for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 7, 2008

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.