Form 10-Q
period 2008-09-30
Reis, Inc.
filed 2008-11-10
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

The number of the Registrant’s shares of common stock outstanding was 10,984,517 as of November 7, 2008.

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Consolidated Balance Sheets (going concern basis) at September 30, 2008 (unaudited) and December 31, 2007	3
	Consolidated Statements of Operations (going concern basis) (unaudited) For the Three Months Ended September 30, 2008 and 2007, For the Nine Months Ended September 30, 2008 and For the Period June 1, 2007 to September 30, 2007	4
	Consolidated Statement of Changes in Net Assets in Liquidation (liquidation basis) (unaudited) For the Period January 1, 2007 to May 31, 2007	5
	Consolidated Statement of Changes in Stockholders’ Equity (going concern basis) (unaudited) For the Nine Months Ended September 30, 2008	6
	Consolidated Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2008 and For the Period June 1, 2007 to September 30, 2007 (going concern basis) and For the Period January 1, 2007 to May 31, 2007 (liquidation basis)	7
	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4T.	Controls and Procedures	46

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
	Signatures	48

Part I. Financial Information.

Item 1. Financial Statements.

REIS, INC.
CONSOLIDATED BALANCE SHEETS
(GOING CONCERN BASIS)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,856,621	$23,238,490
Restricted cash and investments	3,081,378	3,663,789
Receivables, prepaid and other assets	3,842,693	8,068,675
Real estate assets under development	8,969,266	20,731,762
Total current assets	41,749,958	55,702,716
Furniture, fixtures and equipment, net	1,888,128	2,257,045
Other real estate assets	8,505,480	6,040,204
Intangible assets, net of accumulated amortization of $4,914,052 and $1,967,608, respectively	23,786,891	25,353,030
Goodwill	54,824,648	54,824,648
Other assets	419,492	670,829
Total assets	$131,174,597	$144,848,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$185,659	$175,610
Current portion of Bank Loan	3,000,000	1,500,000
Construction payables	274,450	2,791,896
Construction loans payable	5,431,409	13,382,780
Accrued expenses and other liabilities	7,726,119	8,629,376
Reserve for option liability	199,339	527,034
Deferred revenue	10,759,741	13,262,114
Total current liabilities	27,576,717	40,268,810
Non-current portion of Bank Loan	20,125,000	22,750,000
Other long-term liabilities	1,034,832	816,741
Deferred tax liability, net	316,580	1,313,580
Total liabilities	49,053,129	65,149,131
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,984,517 shares issued and outstanding	219,690	219,690
Additional paid in capital	100,094,885	98,936,084
Retained earnings (deficit)	(18,193,107)	(19,456,433)
Total stockholders’ equity	82,121,468	79,699,341
Total liabilities and stockholders’ equity	$131,174,597	$144,848,472

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period June 1, 2007 to
	2008	2007	September 30, 2008	September 30, 2007

Revenue:
Subscription revenue	$6,524,346	$6,342,771	$19,440,153	$8,216,705
Revenue from sales of residential units	5,039,456	12,826,987	19,821,996	13,984,254
Total revenue	11,563,802	19,169,758	39,262,149	22,200,959
Cost of sales:
Cost of sales of subscription revenue	1,413,573	1,254,907	4,119,221	1,659,569
Cost of sales of residential units	4,553,641	11,208,359	17,005,326	12,158,236
Total cost of sales	5,967,214	12,463,266	21,124,547	13,817,805
Gross profit	5,596,588	6,706,492	18,137,602	8,383,154
Operating expenses:
Sales and marketing	1,260,167	1,313,937	3,996,307	1,761,870
Product development	473,491	412,845	1,436,201	517,721
Property operating expenses	267,800	366,733	801,631	436,010
General and administrative expenses, inclusive of increase (reduction) attributable to stock based liability amounts of $79,544, $(609,950), $(272,219) and $(1,791,430)	3,775,683	3,794,509	11,157,848	3,905,167
Total operating expenses	5,777,141	5,888,024	17,391,987	6,620,768
Other income (expenses):
(Loss) income from joint ventures	(15)	(3,586)	22,740	(4,661)
Interest and other income	173,681	331,518	473,415	423,615
Interest expense	(275,223)	(421,057)	(843,444)	(617,331)
Minority interest	—	(76,777)	—	(76,777)
Total other income (expenses)	(101,557)	(169,902)	(347,289)	(275,154)
(Loss) income before income taxes	(282,110)	648,566	398,326	1,487,232
Income tax (benefit) expense	(73,000)	332,000	(865,000)	336,000
Net (loss) income	$(209,110)	$316,566	$1,263,326	$1,151,232

Net (loss) income per common share:
Basic	$(0.02)	$0.03	$0.12	$0.10
Diluted	$(0.02)	$(0.03)	$0.09	$(0.06)

Weighted average number of common shares outstanding:
Basic	10,984,517	10,984,517	10,984,517	10,982,779
Diluted	10,984,517	11,258,605	11,196,660	11,259,648

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
(Unaudited)

For the Period January 1, 2007 to May 31, 2007

Net assets in liquidation – beginning of period	$57,595,561
Operating income	767,534
Changes in net real estate assets under development, net of minority interest and estimated income taxes	(1,804,889)
Change in option cancellation reserve	(4,635,589)
(Decrease) in net assets in liquidation	(5,672,944)
Net assets in liquidation – end of period	51,922,617

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:

Adjustment of real estate investments and other assets from net realizable value to lower of historical cost or market value	(17,764,502)
Reversal of previously accrued liquidation costs, net of accrued liabilities	14,667,431
Stockholders’ equity — May 31, 2007 (going concern basis) (prior to Merger)	$48,825,546

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(GOING CONCERN BASIS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

				Retained	Total
	Common Shares		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2008	10,984,517	$219,690	$98,936,084	$(19,456,433)	$79,699,341
Issuance of stock options and restricted stock units	—	—	1,158,801	—	1,158,801
Net income	—	—	—	1,263,326	1,263,326
Balance, September 30, 2008	10,984,517	$219,690	$100,094,885	$(18,193,107)	$82,121,468

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Period June 1, 2007 to September 30, 2007	For the Period January 1, 2007 to May 31, 2007
	Going Concern Basis		Liquidation Basis
cash flows from operating activities:
Change in net assets in liquidation from:
Interest and other income and expense, net			$767,534
Operating activities of real estate assets under development, net			(2,086,720)
			(1,319,186)

Net income (period subsequent to liquidation accounting)	$1,263,326	$1,151,232	—
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax benefit	(997,000)	—	—
Depreciation	543,430	247,356	—
Amortization of intangible assets	2,946,444	1,062,211	—
Change in fair value of interest rate cap	8,913	55,954	—
Stock based compensation charges	1,158,801	606,005	—
Undistributed minority interest	—	76,777	363,427
Changes in assets and liabilities:
Restricted cash and investments	582,411	31,484	(692,030)
Real estate assets under development	11,762,496	2,888,113	3,833,599
Receivables, prepaid and other assets	4,239,315	(2,008,955)	1,082,090
Accrued expenses and other liabilities	(544,639)	1,728,492	(553,153)
Reserve for estimated costs during the liquidation period	—	—	(3,634,454)
Reserve for option liability	(272,219)	(1,791,430)	—
Deferred revenue	(2,502,373)	665,178	—
Construction payables	(2,517,446)	(460,931)	1,047,275
Net cash provided by operating activities	15,671,459	4,251,486	127,568

cash flows from investing activities:
Web site and database development costs	(1,380,305)	(596,118)	—
Furniture, fixtures and equipment additions	(196,313)	(64,305)	—
Proceeds from sale of furniture, fixtures and equipment	21,800	—	—
Investments in other real estate assets	(2,465,276)	(1,117,148)	—
Return of capital from investments in joint ventures	229,091	—	120,000
Cash portion of Reis merger consideration, net of cash acquired	—	(6,526,981)	—
Purchase of minority partner’s interest in subsidiary	—	(1,200,000)	—
Merger costs	—	(1,775,563)	(728,167)
Net cash (used in) investing activities	(3,791,003)	(11,280,115)	(608,167)

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Nine Months Ended September 30, 2008	For the Period June 1, 2007 to September 30, 2007	For the Period January 1, 2007 to May 31, 2007
	Going Concern Basis		Liquidation Basis
cash flows from financing activities:
Borrowings from mortgage notes and construction loans payable	5,169,470	7,446,764	6,441,798
Repayments of mortgage notes and construction loans payable	(13,120,841)	(10,430,902)	(8,726,783)
Repayment of Bank Loan	(1,125,000)	(500,000)	—
Repayments on capitalized equipment leases and other debt	(130,478)	(65,564)	—
Purchase of interest rate cap	—	(109,000)	—
Exercise of stock options	—	—	281,831
Payments for option cancellations	(55,476)	(2,432,825)	—
Net cash (used in) financing activities	(9,262,325)	(6,091,527)	(2,003,154)
Net increase (decrease) in cash and cash equivalents	2,618,131	(13,120,156)	(2,483,753)
Cash and cash equivalents, beginning of period	23,238,490	36,566,580	39,050,333
Cash and cash equivalents, end of period	$25,856,621	$23,446,424	$36,566,580

supplemental information:
Cash paid during the period for interest, excluding interest funded by construction loans	$1,394,203	$962,654	$118,715
Cash paid during the period for income taxes, net of refunds	$85,990	$187,081	$185,075

supplemental schedule of non-cash investing and financing activities:
Increase in option cancellation reserve			$4,635,589
Accrual for unpaid merger costs			$1,075,563
Issuance of common stock for merger consideration, net (see Note 1 for assets acquired and liabilities assumed in the Merger)		$28,778,653
Exercise of stock options through receipt of tendered shares		$2,262,787

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997.  Prior to the adoption of the Company’s Plan of Liquidation (the “Plan”) (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects in an effort to ultimately exit this business in order to focus solely on the Reis Services business.

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

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, paid $25,000,000 of the cash consideration funded by a $27,000,000 bank loan facility (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger, and paid approximately $9,573,000 which the Company provided. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

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

As the Company was the acquirer for accounting purposes, the acquisition was accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.  The Company finalized the purchase price allocation in December 2007, which was within the permitted time period for completing such an assessment under the existing accounting rules.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)

The following unaudited pro forma combined and condensed statement of operations is presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received and the Plan had been terminated as of January 1, 2006. The pro forma combined statement of operations is unaudited and is not necessarily indicative of what the actual financial results would have been had (1) the Merger been consummated, (2) the proceeds from the Bank Loan been received and (3) the Plan been terminated as of January 1, 2006, nor does it purport to represent the future results of operations.

Pro Forma For the Nine Months Ended
September 30, 2007

Revenue:
Subscription revenue	$17,269,212
Revenue from sales of residential units	26,455,216
Total revenue	43,724,428
Cost of sales:
Cost of sales of subscription revenue	3,847,417
Cost of sales of residential units	23,053,126
Impairment loss on real estate assets under development	2,740,384
Total cost of sales	29,640,927
Gross profit	14,083,501
Operating expenses:
Sales and marketing	4,396,296
Product development	1,261,934
Property operating expenses	771,990
General and administrative expenses	16,018,198
Total operating expenses	22,448,418
Total other income (expenses)	(1,349,993)
(Loss) before income taxes	(9,714,910)
Income tax (benefit)	(894,000)
Net (loss)	$(8,820,910)

Per share amounts, basic and diluted:
Net (loss)	$(0.81)

Weighted average number of common shares outstanding:
Basic	10,844,942
Diluted	10,844,942

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

The reported amount for net assets in liquidation presented development projects at estimated net realizable values giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation.

The Company returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest were accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions preceding and then subsequent to the dates of reporting under the liquidation basis of accounting. Investments in entities where the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, changes in net assets in liquidation, statement of changes in stockholders’ equity and cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 14, 2008. The consolidated statements of operations for the three and nine months ended September 30, 2008 and the three and four months ended September 30, 2007 and changes in cash flows for the nine months ended September 30, 2008, for the four months ended September 30, 2007 and the five months ended May 31, 2007 are not necessarily indicative of full year results.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

At September 30, 2008, the Company’s interest rate cap for the Bank Loan, which is the only financial instrument of the Company impacted by SFAS No. 157, is valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and is classified within Level 2 of the valuation hierarchy.

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

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No, 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have an impact on the consolidated financial statements.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Summary of Significant Accounting Policies (continued)

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No.161 amends and expands the disclosure requirements of Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have an impact on the consolidated financial statements.

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting was used through May 31, 2007 when the Merger was completed and the Plan was terminated.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. The Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represented estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution. The actual values and costs associated with carrying out the Plan were expected to differ from the amounts shown in the liquidation basis financial statements because of the inherent uncertainty and would be greater than or less than the amounts recorded. In particular, the estimates of the Company’s costs would have varied with the length of time it operated under the Plan. In addition, the estimate of net assets in liquidation per share, except for projects under development, did not incorporate a present value discount.

Under the liquidation basis of accounting, sales revenue and cost of sales were not separately reported within the Statement of Changes in Net Assets as the Company had already reported the net realizable value of each development project at the applicable balance sheet dates.

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

(amounts in thousands)
Condensed Balance Sheet Data September 30, 2008 (Going Concern Basis)
		Residential Development Activities
	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$10,975	$506	$814	$98	$13,464	$25,857
Restricted cash and investments	240	50	1,831	960	—	3,081
Receivables, prepaid and other assets	3,649	—	—	(104)	298	3,843
Real estate assets under development	—	3,590	5,089	290	—	8,969
Total current assets	14,864	4,146	7,734	1,244	13,762	41,750
Furniture, fixtures and equipment, net	1,753	40	13	33	50	1,889
Other real estate assets	—	—	3,897	4,608	—	8,505
Intangible assets, net	23,787	—	—	—	—	23,787
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	418	—	—	1	—	419
Total assets	$98,025	$4,186	$11,644	$5,886	$11,434	$131,175

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans and other debt	$186	$—	$—	$—	$—	$186
Current portion of Bank Loan	3,000	—	—	—	—	3,000
Construction payables	—	59	205	10	—	274
Construction loans payable	—	—	5,431	—	—	5,431
Accrued expenses and other liabilities	1,381	1,149	1,400	219	3,577	7,726
Reserve for option liability	—	—	—	—	199	199
Deferred revenue	10,760	—	—	—	—	10,760
Total current liabilities	15,327	1,208	7,036	229	3,776	27,576
Non-current portion of Bank Loan	20,125	—	—	—	—	20,125
Other long-term liabilities	975	—	—	60	—	1,035
Deferred tax liability, net	7,208	—	—	—	(6,891)	317
Total liabilities	43,635	1,208	7,036	289	(3,115)	49,053
Total stockholders’ equity	54,390	2,978	4,608	5,597	14,549	82,122
Total liabilities and stockholders’ equity	$98,025	$4,186	$11,644	$5,886	$11,434	$131,175

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

(amount in thousands)
Condensed Balance Sheet Data December 31, 2007 (Going Concern Basis)
		Residential Development Activities
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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the		Residential Development Activities
Three Months Ended September 30, 2008	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated

Revenue:
Subscription revenue	$6,524	$—	$—	$—	$—	$6,524
Revenue from sales of residential units	—	3,479	1,560	—	—	5,039
Total revenue	6,524	3,479	1,560	—	—	11,563
Cost of sales:
Cost of sales of subscription revenue	1,413	—	—	—	—	1,413
Cost of sales of residential units	—	2,996	1,557	—	—	4,553
Total cost of sales	1,413	2,996	1,557	—	—	5,966
Gross profit	5,111	483	3	—	—	5,597
Operating expenses:
Sales and marketing	1,260	—	—	—	—	1,260
Product development	473	—	—	—	—	473
Property operating expenses	—	199	44	24	—	267
General and administrative expenses	1,574	57	27	4	2,115	3,777
Total operating expenses	3,307	256	71	28	2,115	5,777
Other income (expenses):
(Loss) income from joint ventures	—	—	—	—	—	—
Interest and other income	62	54	—	—	58	174
Interest (expense)	(302)	—	(32)	—	58	(276)
Total other income (expense)	(240)	54	(32)	—	116	(102)
Income (loss) before income taxes	$1,564	$281	$(100)	$(28)	$(1,999)	$(282)

Condensed Operating Data for the		Residential Development Activities
Nine Months Ended September 30, 2008	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated

Revenue:
Subscription revenue	$19,440	$—	$—	$—	$—	$19,440
Revenue from sales of residential units	—	14,522	5,300	—	—	19,822
Total revenue	19,440	14,522	5,300	—	—	39,262
Cost of sales:
Cost of sales of subscription revenue	4,119	—	—	—	—	4,119
Cost of sales of residential units	—	12,167	4,838	—	—	17,005
Total cost of sales	4,119	12,167	4,838	—	—	21,124
Gross profit	15,321	2,355	462	—	—	18,138
Operating expenses:
Sales and marketing	3,996	—	—	—	—	3,996
Product development	1,436	—	—	—	—	1,436
Property operating expenses	—	689	76	36	—	801
General and administrative expenses	4,682	169	81	8	6,219	11,159
Total operating expenses	10,114	858	157	44	6,219	17,392
Other income (expenses):
Income from joint ventures	—	—	—	23	—	23
Interest and other income	165	107	3	—	198	473
Interest (expense)	(1,027)	—	(78)	—	261	(844)
Total other income (expense)	(862)	107	(75)	23	459	(348)
Income (loss) before income taxes	$4,345	$1,604	$230	$(21)	$(5,760)	$398

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the		Residential Development Activities
Three Months Ended September 30, 2007	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated
Revenue:
Subscription revenue	$6,343	$—	$—	$—	$—	$6,343
Revenue from sales of residential units	—	7,412	5,415	—	—	12,827
Total revenue	6,343	7,412	5,415	—	—	19,170
Cost of sales:
Cost of sales of subscription revenue	1,256	—	—	—	—	1,256
Cost of sales of residential units	—	6,254	4,954	—	—	11,208
Total cost of sales	1,256	6,254	4,954	—	—	12,464
Gross profit	5,087	1,158	461	—	—	6,706
Operating expenses:
Sales and marketing	1,314	—	—	—	—	1,314
Product development	413	—	—	—	—	413
Property operating expenses	—	304	3	60	—	367
General and administrative	1,735	11	27	2	2,019	3,794
Total operating expenses	3,462	315	30	62	2,019	5,888
Other income (expenses):
(Loss) from joint ventures	—	—	—	(4)	—	(4)
Interest and other income	29	26	2	—	275	332
Interest (expense)	(638)	—	(33)	—	250	(421)
Minority interest	—	(77)	—	—	—	(77)
Total other income (expense)	(609)	(51)	(31)	(4)	525	(170)
Income (loss) before income taxes	$1,016	$792	$400	$(66)	$(1,494)	$648

Condensed Operating Data for the		Residential Development Activities
Period June 1, 2007 to September 30, 2007	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated
Revenue:
Subscription revenue	$8,217	$—	$—	$—	$—	$8,217
Revenue from sales of residential units	—	8,569	5,415	—	—	13,984
Total revenue	8,217	8,569	5,415	—	—	22,201
Cost of sales:
Cost of sales of subscription revenue	1,660	—	—	—	—	1,660
Cost of sales of residential units	—	7,204	4,954	—	—	12,158
Total cost of sales	1,660	7,204	4,954	—	—	13,818
Gross profit	6,557	1,365	461	—	—	8,383
Operating expenses:
Sales and marketing	1,762	—	—	—	—	1,762
Product development	518	—	—	—	—	518
Property operating expenses	—	365	9	62	—	436
General and administrative	2,256	15	36	3	1,595	3,905
Total operating expenses	4,536	380	45	65	1,595	6,621
Other income (expenses):
(Loss) from joint ventures	—	—	—	(5)	—	(5)
Interest and other income	36	30	2	—	356	424
Interest (expense)	(824)	—	(43)	—	250	(617)
Minority interest	—	(77)	—	—	—	(77)
Total other income (expense)	(788)	(47)	(41)	(5)	606	(275)
Income (loss) before income taxes	$1,233	$938	$375	$(70)	$(989)	$1,487

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2008 and for a description of the Merger.

For the nine months ended September 30, 2008, no customer accounted for more than 2.4% of Reis Services's revenues. Nine customers accounted for an aggregate of approximately 45.3% of Reis Services’s accounts receivable at September 30, 2008, including six customers in excess of 4.0% with the largest representing 7.9%. No customer accounted for more than 2.4% of deferred revenue at September 30, 2008.

Through the date of the Merger, the Company had a preferred equity investment in Private Reis through Wellsford Capital. At May 31, 2007, the carrying amount of the Company’s aggregate investment in Private Reis was $20,000,000 (on a liquidation basis) prior to the Merger. The Company’s investment represented approximately 23% of Private Reis’s equity on an as converted to common stock basis. The Company’s cash investment on a historical cost basis was approximately $6,791,000 which was the amount recorded as Wellsford Capital’s investment at the Merger date.

Residential Development Activities

At September 30, 2008, the Company’s residential development activities and other investments were comprised of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 232 Gold Peak units were sold as of September 30, 2008.

•
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 33 homes and lots (25 homes and eight lots) were sold as of September 30, 2008.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres (“Claverack”).

•
An equity interest in Clairborne Fordham, a company which owned and sold residential units at a 50-story, 277 unit, luxury condominium apartment project in Chicago, Illinois (“Clairborne Fordham”). The last unit was sold in January 2008.

•	Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

 Palomino Park

Gold Peak

Gold Peak consists of 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At September 30, 2008, there were 232 Gold Peak units sold and six Gold Peak units under contract with nominal down payments.  All remaining unsold units are completed.  The following table provides information regarding Gold Peak sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project Total Through
	2008	2007	2008	2007	September 30, 2008

Number of units sold	12	24	47	59	232
Gross sales proceeds	$3,479,000	$7,412,000	$14,522,000	$17,988,000	$70,490,000
Principal paydown on Gold Peak Construction Loan	$1,169,000	$4,920,000	$8,313,000	$11,732,000	$48,522,000

REIS, INC.
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

The model home was completed during the fourth quarter of 2005, and home sales commenced in June 2006. At September 30, 2008, there were no East Lyme homes under contract and four homes, including the model, were either in inventory or substantially complete. The following table provides information regarding East Lyme sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30		Project Total Through
	2008	2007	2008	2007	September 30, 2008

Number of homes and lots sold (A)	9	8	14	12	33
Gross sales proceeds	$1,560,000	$5,415,000	$5,300,000	$8,267,000	$18,687,000
Principal paydown on East Lyme Construction Loan	$1,495,000	$4,869,000	$4,808,000	$7,426,000	$16,839,000

(A)	In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000. All of the transaction proceeds were used to partially repay the project’s construction loan.

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

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheets at September 30, 2008 and December 31, 2007.  This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

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

Construction of two model homes (which commenced in 2007), the infrastructure and amenities for the Stewardship were substantially completed during the third quarter of 2008. The Company intends to sell the improved lots either individually or in a bulk transaction.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Segment Information (continued)

Real Estate Values

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

As the softening of the national housing market continues, the Company’s operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at the Company’s projects and sales of inventory are lower than previous expectations resulting in price concessions and/or additional incentives being offered, and with regards to the East Lyme project, the consideration of selling home lots either individually or in bulk instead of building homes. The number and timing of future sales of any residential units by the Company could be adversely impacted by the availability of credit to potential buyers and the inability of potential home buyers to sell their existing homes. Further deterioration in market conditions, or other factors, may result in additional impairment charges in future periods.

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	September 30, 2008	December 31, 2007

Deposits and escrows related to residential development activities	$2,841,000	$3,430,000
Certificate of deposit/security for office lease (A)	240,000	234,000
	$3,081,000	$3,664,000

(A)	In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided a letter of credit through a bank to the lessor. The letter of credit is supported by the certificate of deposit issued by that bank.

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, arising from the allocation of the purchase price of Private Reis and additional capitalized costs since the Merger, including the respective amounts of accumulated amortization, are as follows:

	September 30, 2008	December 31, 2007

Database	$8,967,000	$8,243,000
Accumulated amortization	(2,438,000)	(1,025,000)
Database, net	6,529,000	7,218,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(1,208,000)	(445,000)
Customer relationships, net	12,892,000	13,655,000
Web site	2,833,000	2,177,000
Accumulated amortization	(842,000)	(299,000)
Web site, net	1,991,000	1,878,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(425,000)	(198,000)
Acquired below market lease, net	2,375,000	2,602,000
Intangibles, net	$23,787,000	$25,353,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Intangibles and Other Assets (continued)

The Company capitalized approximately $224,000 and $238,000 during the three months ended September 30, 2008, and $724,000 and $656,000 during the nine months ended September 30, 2008, to the database and web site intangible assets, respectively.

Amortization expense for intangibles and other assets aggregated approximately $1,046,000 and $2,946,000 for the three and nine months ended September 30, 2008, respectively, of which approximately $487,000 and $1,413,000, respectively, related to the database, which is charged to cost of sales, approximately $254,000 and $763,000, respectively, related to customer relationships, which is charged to sales and marketing expense, approximately $229,000 and $543,000, respectively, related to web site development, which is charged to product development expense, and approximately $76,000 and $227,000, respectively, related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment. Amortization expense for intangibles and other assets aggregated approximately $815,000 and $1,062,000 for the three and four months ended September 30, 2007, respectively.

6.	Debt

At September 30, 2008 and December 31, 2007, the Company’s debt consisted of the following:

Debt/Project	Initial Maturity Date	Stated Interest Rate at September 30, 2008	September 30, 2008	December 31, 2007

Debt:
Reis Services Bank Loan	September 2012	LIBOR + 1.50%(A)	$23,125,000	$24,250,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%(B)	—	6,417,000
East Lyme Construction Loan (C)	June 2009	LIBOR + 2.50%	5,431,000	6,966,000
Other long term debt	Various	Fixed/Various	448,000	578,000
Total debt			29,004,000	38,211,000
Less current portion			8,617,000	15,059,000
Long term portion			$20,387,000	$23,152,000
Total construction loans payable			$5,431,000	$13,383,000
Carrying amount of real estate assets collateralizing construction loans payable			$5,100,000	$20,000,000
Cash held in financial institutions in which a security interest is granted for construction debt			$594,000	$3,808,000
Total assets of Reis Services as a security interest for the Bank Loan			$98,025,000	$97,530,000

(A)	Depending upon the leverage ratio, as defined in the Bank Loan agreement, the spread to LIBOR may range from 3.00% to 1.50% as described below.
(B)	Principal payments were made from sales proceeds upon the sale of individual homes.
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

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement, and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Debt (continued)

At September 30, 2008 and December 31, 2007, the interest rate was LIBOR + 1.50% and LIBOR + 2.50%, respectively (LIBOR was 3.93% and 4.60% at September 30, 2008 and December 31, 2007, respectively).  LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00).  Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $10,000 and $19,000 at September 30, 2008 and December 31, 2007, respectively. The decrease in the fair value of approximately $9,000 was recorded as interest expense during the nine months ended September 30, 2008.

Residential Development Debt

In April 2005, the Company obtained revolving development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000 (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan bore interest at LIBOR + 1.65% per annum, was set to mature in November 2009 and had additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occurred as costs were expended and principal repayments were made as units were sold. In August 2008, the Gold Peak Construction Loan was retired, utilizing proceeds from condominium unit sales. The Company had borrowed and repaid approximately $48,522,000 over the 40 month period that the loan was outstanding. As a result, the remaining unsold units are unencumbered and any net proceeds from sales of these units will be retained by the Company. A $2,000,000 liquidity reserve requirement was eliminated upon cancellation of the loan.

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000 (the “East Lyme Construction Loan”).  The East Lyme Construction Loan was extended with term modifications on April 28, 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require periodic minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts.

The East Lyme Construction Loan requires the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain a minimum liquidity level at each quarter end for the East Lyme Construction Loan. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000 from $10,000,000, with additional reductions based upon principal repayments.  The required minimum liquidity level at September 30, 2008 was approximately $4,651,000.

On October 14, 2008, the Company made a required minimum principal repayment of approximately $354,000, reducing the outstanding balance of the East Lyme Construction Loan to $5,077,000 and the required minimum liquidity level to approximately $4,297,000.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $106,000 and $508,000 was capitalized during the three months ended September 30, 2008 and 2007, respectively and $533,000 and $1,016,000 during the nine months ended September 30, 2008 and 2007, respectively.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

7.	Income Taxes

The components of the income tax expense are as follows:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008

Current state and local taxes	$4,000	$42,000
Current Federal alternative minimum tax (“AMT”)	30,000	90,000
Deferred Federal, state and local tax (benefit)	(107,000)	(997,000)
Income tax (benefit)	$(73,000)	$(865,000)

As a result of an election under Section 382 of the Internal Revenue Code and regulations related thereto, the Company changed its original estimate of the tax operating loss attributable to Wellsford for the five month period ended May 31, 2007 just prior to the Merger.  This election was made by the Company when it filed its fiscal 2007 consolidated Federal income tax return. The impact of this change resulted in an increase in the net operating loss (“NOL”) for the consolidated entity subsequent to the Merger for the fiscal 2007 period.  As a result of this election, the Company recorded a tax benefit of $1,165,000 during the three months ended June 30, 2008.

The tax benefit for the three months ended September 30, 2008 primarily relates to the pre-tax loss for the period. The income tax benefit during the nine months ended September 30, 2008 of $865,000 results from the benefit recorded in the second quarter of $1,165,000, as described above, offset by current state and local taxes of $42,000, current Federal AMT of $90,000 and deferred taxes aggregating $168,000.

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

The net deferred tax liability was approximately $317,000 and $1,314,000 at September 30, 2008 and December 31, 2007, respectively, and is reflected as a non-current liability in the accompanying balance sheets.  The significant portion of the net deferred tax items relates to the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Income Taxes (continued)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $20,080,000 and $20,500,000 at September 30, 2008 and December 31, 2007, respectively, was necessary. The allowance at September 30, 2008 and December 31, 2007 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

FASB Interpretation No. 48 “Accounting for Income Taxes” (“FIN 48”) established the approach for evaluating uncertain tax positions. The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the three and nine months ended September 30, 2008.

8.	Stockholders’ Equity

The following table presents information regarding the Company’s stock:

	September 30, 2008	December 31, 2007

Common stock, 101,000,000 shares authorized, $0.02 par value per share	10,984,517	10,984,517

The Company did not declare or distribute any dividends during the three and nine months ended September 30, 2008 or 2007.

9.	Stock Plans and Other Incentives

During 1997 and 1998, the Company adopted certain incentive plans (the “Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees. Options granted under the Incentive Plans expire ten years from the date of grant, vest over periods ranging generally from three to five years for employees and may contain the right to receive reload options under certain conditions. On March 10, 2008, the ability to issue options, restricted stock units (“RSUs”) or stock awards under the Incentive Plans expired.  At the May 29, 2008 annual meeting of stockholders, the Company’s stockholders approved the adoption of a new management incentive plan which provides for up to 1,000,000 shares to be available for future grants.

The following table presents the changes in options outstanding for the nine months ended September 30, 2008 and other plan data:

	Options	Weighted-Average Exercise Price

Outstanding at January 1, 2008	615,848	$8.34
Cancelled through cash settlement	(22,155)	$(4.72)
Forfeited/cancelled/expired	(17,724)	$(8.89)
Outstanding at September 30, 2008	575,969	$8.46

Options exercisable at end of period	239,969	$6.52

Options exercisable which can be settled in cash	155,969	$4.72

In January 2006, the Board authorized amendments to the then outstanding options, after the adoption of the Plan, to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. In March 2006, the Company and the option holders executed amended option agreements to reflect this and other adjustments and changes. The Company accounts for these options as liability awards and recorded a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The reserve is adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

Stock Plans and Other Incentives (continued)

impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 “in-the-money” options that are accounted for as a liability award at that date. At September 30, 2008, the option liability was approximately $199,000 based upon the difference in the closing stock price of the Company at September 30, 2008 of $6.00 per share and the individual exercise prices of the outstanding 155,969 “in-the-money” options that are accounted for as a liability award at that date. The Company recorded compensation expense of approximately $79,000 in the three months ended September 30, 2008 and a compensation benefit of approximately $272,000 in the nine months ended September 30, 2008 in general and administrative expenses in the statement of operations as a result of the stock price changes from each measurement date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

During the nine months ended September 30, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000, none of which occurred in the three months ended September 30, 2008.

In June 2007, an aggregate of 70,896 options were settled with a net cash payment of approximately $294,000.  In addition, in a series of transactions in June 2007 Jeffrey Lynford tended certain shares of common stock he owned as payment for the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable withholding taxes and was treated as an option cancellation payment).  As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise.  Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which had an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the time of the grant.  These reload options, which were treated as an equity award for accounting purposes, expired on December 31, 2007 and did not have a net cash settlement feature.

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2008:

RSUs

Outstanding at January 1, 2008	208,400
Granted	149,730
Forfeited	(12,600)
Outstanding at September 30, 2008	345,530

In February 2008, eight employees were granted an aggregate of 100,000 RSUs which vest one-third a year over three years and have a grant date value of $7.20 per RSU. This award is treated as an equity award and the grant date fair value is charged to compensation expense at the corporate level over the vesting periods.  The remaining 21,112 RSUs granted to non-employee directors satisfied the equity component of their compensation for 2007.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.  In July 2008, an additional 28,618 RSUs in the aggregate were granted to non-employee directors related to the equity component of their compensation for the six months ended June 30, 2008.  In October 2008, an additional 11,496 RSUs in the aggregate were granted to non-employee directors related to the equity component of their compensation for the three months ended September 30, 2008.

The Company recorded non-cash compensation expense of approximately $323,000 and $1,159,000, respectively, including approximately $69,000 and $226,000, respectively, related to non-employee director equity compensation, for the three and nine months ended September 30, 2008, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.

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

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options. The following table details the computation of earnings per common share, basic and diluted:

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period June 1, 2007 to
	2008	2007	September 30, 2008	September 30, 2007
Numerator:
Net (loss) income for basic calculation	$(209,110)	$316,566	$1,263,326	$1,151,232
Adjustments to net income for income statement impact of dilutive securities	—	(609,950)	(272,219)	(1,791,430)
Net (loss) income for dilution calculation	$(209,110)	$(293,384)	$991,107	$(640,198)

Denominator:
Denominator for net (loss) income per common share, basic — weighted average common shares	10,984,517	10,984,517	10,984,517	10,982,779
Effect of dilutive securities:
RSUs	—	—	86,597	—
Stock options	—	274,088	125,546	276,869
Denominator for net (loss) income per common share, diluted — weighted average common shares	10,984,517	11,258,605	11,196,660	11,259,648

Net (loss) income per common share:
Basic	$(0.02)	$0.03	$0.12	$0.10
Diluted	$(0.02)	$(0.03)	$0.09	$(0.06)

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

Industry Background

Despite recent financial events, commercial real estate continues to represent a significant share of the overall business activity and national wealth in the U.S. As reported by Real Estate Roundtable earlier in 2008, U.S. commercial real estate accounts for over $5 trillion of the nation’s domestic assets, and is equivalent to approximately 35% of the total market capitalization of U.S. stock markets. Thousands of commercial real estate properties are sold, purchased, financed, and securitized each year, hundreds of millions of square feet of new construction projects are completed, and a similar number of square feet are signed to new leases.

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

Real estate values and transaction volumes have declined due to the recent turmoil in the financial and credit markets. However, even with a lower volume of transactions, market participants continue to need appropriate tools to allow them to properly value the properties they own or which serve as loan collateral. In addition to the requirements of good corporate governance, increased regulatory requirements, including the Basel Capital Accord (Basel II) and direct guidance from the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (FDIC), mandate market analysis and portfolio management with board and management-level reporting. These requirements, as well as the requirement that many entities use mark-to-market accounting, have led to increased demand for portfolio analysis tools. Furthermore, the commercial banking and investment banking industries are undergoing a wave of mergers, reorganizations, FDIC-arranged takeovers and other dislocations, similar to the consolidations which occurred following the savings & loan collapses in the late 1980s and early 1990s.  In addition, the U.S. government’s Troubled Asset Relief Program, enacted in October 2008, gives the U.S. Treasury Secretary broad authority to purchase and insure mortgage assets, and to purchase any other financial instrument that the Secretary deems necessary to stabilize the financial markets.  Although the ultimate outcome of these events is not certain, there will likely be a reduction in the number of large U.S. banking institutions. Those that remain, however, as well as many opportunity funds formed for the purpose of purchasing distressed assets, will require information to allow them to accurately value commercial real estate assets and loan collateral.

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

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. The depth and breadth of Reis’s data and expertise will be critical in allowing Reis to grow its business. As of September 30, 2008, Reis had approximately 750 companies under signed contracts. Generally, each company has multiple users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card.

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

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recently released enhancements include:

•
the introduction of Reis SE version 4.0 in February 2008.  This release introduced enhanced mapping and filtering capabilities around rent, sales and new construction comparables databases.  Clients now benefit from the integration of Reis data with Microsoft’s Virtual Earth mapping software, and from live display of group summary statistics pertaining to structural characteristics, performance and sales; and

•
coverage of an additional 20 metropolitan office markets, concentrated in Florida and California, launched in May 2008, with a further addition of 30 markets, concentrated in the Northeast and Midwest, launched in August 2008.

Separately, Reis is continuing to broaden its distribution channels as it entered into a distribution agreement with Thomson Reuters in June 2008 to provide a quarterly sample of its national level commercial real estate research findings.  Reis believes that this distribution agreement will, in particular, expose Reis information to potential international subscribers.

On October 1, 2008, Reis launched Transaction Analytics™, a tool that empowers commercial real estate investors and portfolio managers to identify sales and capital markets trends that are directly impacting the value of their assets.  The resulting precision supports more informed valuations and decisions with regard to troubled debt and associated commercial real estate collateral.  For all of Reis’s metro areas and regions, users of Transaction Analytics™ can obtain, on demand, a customized read on historical, current and forecasted capital market conditions, offering key measurements of sales transaction activity, including mean, median, and 12-month rolling cap rates, total sales price, price per unit or square foot, and total transaction volume.  The user may refine this analysis by including only properties that meet specified sales transaction characteristics (price or rate cap), or physical characteristics (size, age or class).  All property level transactions are accessible within the module, providing complete transparency.

Cost of Service and Renewal Rates

Reis’s data is available to customers in four primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to download a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $500,000, depending on the combination of markets, property types and reports subscribed to and allow the client to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed number of reports over a 12-month period. Individual report sales typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.  Renewals are negotiated in advance of the expiration of an existing contract.  Important factors in determining contract renewal rates include a subscriber’s historical and projected usage pattern.

Subscription renewal rates are an important measure of customer satisfaction. As of December 31, 2007, over the past five years, Reis renewed an average of 94% of its subscription revenue.

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

We have filed trademark applications to register our most prominent trademarks, including “Reis”, the Reis logo and “Your Window Onto the Real Estate Market”.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc. (or CoStar), Real Capital Analytics, Inc., Torto Wheaton Research, Property and Portfolio Research, Inc. and LoopNet, Inc., as well as with in-house real estate research departments.

Wellford's Historic Business

The Company was originally formed on January 8, 1997.  Prior to the adoption of the Company’s Plan of Liquidation, which we refer to as the Plan (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company continues to develop, construct and sell these remaining residential projects in an effort to ultimately exit this business in order to focus solely on the Reis Services business.

Residential Development Activities

At September 30, 2008, the Company’s residential development activities and other investments were comprised primarily of the following:

•	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 232 Gold Peak units were sold as of September 30, 2008.

•
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 33 homes and lots (25 homes and eight lots) were sold as of September 30, 2008.

•	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

Additional Segment Financial Information

See Footnote 3 of the consolidated financial statements included in this filing for additional information regarding the Company’s segments.

Unsolicited Offers and Board Rejections

On August 13, 2008, Reis’s board of directors rejected, for a second time, a proposal by CoStar to acquire the Company for $8.75 per share in cash.  In the view of the board, the price offered in the CoStar proposal was inadequate as it was below the long-term value Reis could realize for its stockholders by the pursuit of its business as an independent entity and the continued disposition of its real estate assets, or by an organized sale of the Company.  CoStar made its initial unsolicited offer, also at $8.75 per share in cash, on June 5, 2008, which was rejected by the board on June 30, 2008.  On October 30, 2008, CoStar publicly announced on its quarterly conference call that it was formally withdrawing its offer.

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

The merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, paid $25,000,000 of the cash consideration funded by a $27,000,000 bank loan facility, which we refer to as the Bank Loan, the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger, and paid approximately $9,573,000 which the Company provided. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under relevant accounting literature.

As the Company was the acquirer for accounting purposes, the acquisition was accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction combined with the historical cost basis of the Company’s historical investment in Private Reis has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.  The Company finalized the purchase price allocation in December 2007, which was within the permitted time period for completing such an assessment under the existing accounting rules.

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

The reported amount for net assets in liquidation presented development projects at estimated net realizable values after giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash payments on outstanding stock options during the liquidation.

The Company returned to the going concern basis of accounting effective at the close of business on May 31, 2007.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business which are revenue, revenue growth, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization), EBITDA growth and EBITDA margin.  Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of GAAP net income to EBITDA for the Reis Services segment and to Adjusted EBITDA on a consolidated basis for each of the periods presented herein, see below). The pro forma information for the three and nine months ended September 30, 2007 is presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006.  This pro forma information is not necessarily indicative of what the actual results would have been had the Merger been consummated, the proceeds from the Bank Loan been received and the Plan been terminated as of January 1, 2006, nor does it purport to represent future results.

(amounts in thousands, excluding percentages)
	For the Three Months Ended September 30,			Percentage
	2008	2007	Increase	Increase

Subscription revenue	$6,524	$6,343	$181	2.9%
EBITDA	$2,965	$2,557	$408	16.0%
EBITDA margin	45.4%	40.3%

	For the Nine Months Ended September 30,			Percentage
	2008	2007 (Pro Forma)	Increase	Increase

Subscription revenue	$19,440	$17,269	$2,171	12.6%
EBITDA	$8,515	$5,933	$2,582	43.5%
EBITDA margin	43.8%	34.4%

	For the Three Months Ended
	September 30,	June 30,		Percentage
	2008	2008	Increase	Increase

Subscription revenue	$6,524	$6,505	$19	0.3%
EBITDA	$2,965	$2,858	$107	3.7%
EBITDA margin	45.4%	43.9%

Reis Services’s EBITDA in the third quarter of 2008 grew 3.7% over the second quarter of 2008 and grew 16.0% over the third quarter of 2007. EBITDA for the nine months ended September 30, 2008 grew 43.5% over the comparable pro forma period of 2007.  For the three and nine months ended September 30, 2008, the increase in EBITDA over the comparable 2007 periods is primarily the result of (i) the revenue growth of 2.9% and 12.6% for the three and nine months ended September 30, 2008, respectively, over the 2007 comparable periods, (ii) the effect of a significant portion of the revenue growth translating directly to EBITDA growth as a result of our fixed cost structure (as demonstrated by the increase in EBITDA margin from 40.3% to 45.4% from the third quarter of 2007 to the third quarter of 2008) and an increase from 34.4% to 43.8% for the nine months ended September 30, 2007 (pro-forma) to the 2008 period, (iii) as it relates to the nine month comparison, higher expenses in the pro forma nine months ended September 30, 2007 as a result of accruals for lease termination and other operational obligations of Private Reis that were not Merger related costs or costs of the merged entities and (iv) management’s ability to control operating expenses.

Revenue was stable from the second quarter of 2008 to the third quarter of 2008.  Historically, Reis Services has been able to grow revenue through new business as well as contract price increases in connection with renewals.  Therefore, revenue increases are dependent to some extent upon the timing of contract renewals.  Reis Services has historically experienced higher revenue during the second half of any calendar year because a greater number of our contracts have renewed, coupled with contract price increases, in the second half of each year.

Our largest customer accounted for 2.4% of Reis Services’s revenue for the nine months ended September 30, 2008. Our 25 largest customers in the aggregate accounted for 32.3% of Reis Services’s revenue in that period.

During the third quarter of 2008, contract price increases on renewal were constrained due to usage reductions at some large customers as well as budgetary pressures at our customers in the banking, investment and real estate industries. Contract renewal pricing is based on a number of factors, including historical and projected usage. Although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations and our pricing model is based on actual and projected usage, we may be impacted by future consolidation among our customers and potential customers, as a result of their reduced usage or greater bargaining power, or in the event that customers enter bankruptcy or otherwise go out of business.

Despite the current dislocations in the financial markets, overall report usage has remained constant over the first three quarters of 2008. Further, our overall renewal rate during the first nine months of 2008 was 92%, with a higher rate among our institutional customers. Reis Services continues to work to retain customers by emphasizing the value of Reis SE, highlighting its ability to assist in risk analysis and management, as well as transaction support.

Another factor contributing to a flattening in revenues in the third quarter of 2008 is the fact that a number of customers have been moved to longer term contracts of up to 36 months, which provides stability and spreads renewals more evenly across the year, but also removes an opportunity to increase revenue from that contract until the new renewal date.  In addition, as noted in our September 30, 2007 Form 10-Q, revenues in the third quarter of 2007 were positively impacted by additional special project and consulting work.  This amount was approximately $244,000 greater than the amount recorded in the third quarter of 2008. If we compared total revenue in the aggregate for these two periods without the variance related to revenue from special project and consulting work,  the growth in our primary subscription business would have been $425,000, or 7.2%. Special project and consulting work for the nine months ended September 30, 2007, in excess of the comparable 2008 period was approximately $291,000. If we compared total revenue in the aggregate for the 2008 and 2007 year to date periods excluding special project and consulting work, the growth in our primary subscription business would have been $2,462,000, or 14.9%.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, impairment losses on real estate assets under development and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes, and in the case of Adjusted EBITDA, isolates non-cash charges for impairment losses on real estate assets under development and stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider these measures in isolation or as substitutes for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income, follow for each identified period:

(amounts in thousands)
Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(209)
Income tax (benefit)			(73)
Income (loss) before income taxes	$1,564	$(1,846)	(282)
Add back:
Depreciation and amortization expense	1,161	53	1,214
Interest expense (income), net	240	(138)	102
EBITDA	2,965	(1,931)	1,034
Add back:
Stock based compensation expense, net	—	402	402
Adjusted EBITDA	$2,965	$(1,529)	$1,436

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$1,263
Income tax (benefit)			(865)
Income (loss) before income taxes	$4,345	$(3,947)	398
Add back:
Depreciation and amortization expense	3,308	182	3,490
Interest expense (income), net	862	(491)	371
EBITDA	8,515	(4,256)	4,259
Add back:
Stock based compensation expense, net	—	887	887
Adjusted EBITDA	$8,515	$(3,369)	$5,146

(amounts in thousands)
	Reis Services	Residential Development Activities and Other*	Consolidated
Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2007

Net income			$316
Income tax expense			332
Income (loss) before income taxes	$1,016	$(368)	648
Add back:
Depreciation and amortization expense	932	64	996
Interest expense (income), net	609	(520)	89
EBITDA	2,557	(824)	1,733
Add back:
Stock based compensation benefit, net	—	(132)	(132)
Adjusted EBITDA	$2,557	$(956)	$1,601

Reconciliation of Pro Forma Net (Loss) to Pro Forma EBITDA and Pro Forma Adjusted EBITDA for the Nine Months Ended September 30, 2007	Reis Services	Residential Development Activities and Other*	Consolidated

Pro forma net (loss)			$(8,821)
Income tax (benefit)			(894)
Income (loss) before income taxes	$846	$(10,561)	(9,715)
Add back:
Depreciation and amortization expense	3,277	192	3,469
Interest expense (income), net	1,810	(1,052)	758
Pro forma EBITDA	5,933	(11,421)	(5,488)
Add back:
Impairment loss on real estate assets under development	—	2,740	2,740
Stock based compensation benefit, net	—	(1,237)	(1,237)
Pro forma Adjusted EBITDA	$5,933	$(9,918)	$(3,985)

*	Includes Gold Peak, East Lyme, the Company’s other developments and corporate level income and expenses.

Results of Operations and Changes in Net Assets

Comparison of results of operations for the three months ended September 30, 2008 to the three months ended September 30, 2007

The results of operations for the three months ended September 30, 2008 and 2007 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $6,524,000 and $1,413,000, respectively, for the three months ended September 30, 2008 resulting in a gross profit for the Reis Services segment of approximately $5,111,000.  For the three months ended September 30, 2007, subscription revenues and related cost of sales were approximately $6,343,000 and $1,255,000, respectively, resulting in a gross profit for the Reis Services segment of approximately $5,088,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $487,000 and $457,000 for the three months ended September 30, 2008 and 2007, respectively.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $5,039,000 and $4,553,000, respectively, for the three months ended September 30, 2008 from the sale of 12 condominium units at the Gold Peak development and one home and eight lots at East Lyme during the period.  For the three months ended September 30, 2007, revenue and cost of sales of residential units were approximately $12,827,000 and $11,208,000, respectively, from the sale of 24 condominium units at the Gold Peak development and eight homes at East Lyme.

Sales and marketing expenses and product development expenses were approximately $1,260,000 and $473,000, respectively, for the three months ended September 30, 2008 and solely represent costs of the Reis Services segment.  Sales and marketing expenses and product development expenses were approximately $1,314,000 and $413,000, respectively, for the three months ended September 30,

2007.  Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) during the 2008 period was approximately $254,000 and $229,000, respectively and were approximately $140,000 and $126,000 during the corresponding 2007 period.

Property operating expenses of $267,000 and $367,000 for the three months ended September 30, 2008 and 2007, respectively, represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expenses of $3,777,000 for the three months ended September 30, 2008 includes current period expenses and accruals of $3,132,000, depreciation and amortization expense of $243,000 for lease value and furniture, fixtures and equipment, and approximately $402,000 of non-cash compensation expense. The non-cash compensation expense is comprised of (i) an approximate $79,000 increase in the reserve for the option liability due to an increase in the market price of the Company’s common stock from $5.49 per share at June 30, 2008 to $6.00 per share at September 30, 2008 and (ii) compensation expense resulting from equity awards for employees and directors of approximately $323,000.  Also included in current period expenses for the three months ended September 30, 2008 is approximately $215,000 of legal and investment banking fees incurred with regards to assessing and responding to the unsolicited offers to acquire Reis and assessing strategic alternatives. General and administrative expense of $3,794,000 for the three months ended September 30, 2007 includes current period expenses and accruals of $3,653,000 and depreciation and amortization expense of $273,000, offset by a net reduction of approximately $132,000 of non-cash compensation costs. This net reduction is comprised of an approximate $610,000 decrease in the reserve for option cancellations due to a decrease in the market price of the Company’s common stock from $9.08 per share at June 30, 2007 to $7.42 per share at September 30, 2007 and options settled at an amount less than $9.08 per share during the period, offset by additional compensation expense from 2007 equity awards of approximately $478,000.

Interest and other income of $174,000 and $332,000 for the three months ended September 30, 2008 and 2007, respectively, primarily reflects interest earned on cash.  Although the consolidated cash balance has increased, interest rates were higher in the 2007 period.

Interest expense of $276,000 for the three months ended September 30, 2008 includes interest and cost amortization on the Bank Loan of $279,000, non-capitalized interest from residential development activities of $32,000, a decrease in the fair value of the interest rate cap for the Bank Loan of $14,000 and interest from other debt of $9,000, offset by the effect of the capitalization of interest of $58,000 from the Bank Loan to residential developments in accordance with existing accounting rules.  Interest expense of $421,000 for the three months ended September 30, 2007 includes interest and cost amortization on the Bank Loan of $572,000, a decrease in the fair value of the interest rate cap for the Bank Loan of $53,000, non-capitalized interest from residential development activities of $33,000 and interest from other debt of $13,000, offset by the effect of the capitalization of interest of $250,000 from the Bank Loan to residential developments in accordance with existing accounting rules.  The decrease in interest expense for the Bank Loan is the effect of lower LIBOR in 2008 than in 2007 and a reduction in the interest rate spread over LIBOR to 1.5% in the 2008 period from as high as 3.0% in the 2007 period.

The income tax benefit during the three months ended September 30, 2008 of $73,000 results from a deferred Federal, state and local tax benefit of $107,000 related to the pre-tax loss for the three months ended September 30, 2008, offset by current Federal alternative minimum tax (“AMT”) of $30,000 and a current state and local provision of $4,000.

Results of operations for the nine months ended September 30, 2008

The results of operations for the nine months ended September 30, 2008 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $19,440,000 and $4,119,000, respectively, for the nine months ended September 30, 2008 resulting in a gross profit for the Reis Services segment of approximately $15,321,000. Amortization expense included in cost of sales for the database intangible asset was approximately $1,413,000 during this period.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $19,822,000 and $17,005,000, respectively, for the nine months ended September 30, 2008 with respect to the sale of 47 condominium units at the Gold Peak development and six homes and eight lots at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $3,996,000 and $1,436,000, respectively, for the nine months ended September 30, 2008 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $763,000 and $543,000, respectively during this period.

Property operating expenses of $801,000 for the nine months ended September 30, 2008 represents the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expenses of $11,159,000 for the nine months ended September 30, 2008 includes current period expenses and accruals of $9,501,000, depreciation and amortization expense of $771,000 for lease value and furniture, fixtures and equipment, and approximately $887,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) an approximate $272,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $7.68 per share at December 31, 2007 to $6.00 per share at September 30, 2008 and options settled at an amount less than $7.68 per share during the period, offset by (ii) compensation expense resulting from equity awards for employees and directors of approximately $1,159,000.  Also included in current period expenses for the nine months ended September 30, 2008 is approximately $453,000 of legal and investment banking fees incurred with regards to assessing and responding to the unsolicited offers to acquire Reis and assessing strategic alternatives.

Interest and other income of $473,000 primarily reflects interest earned on cash for the nine months ended September 30, 2008.

Interest expense of $844,000 for the nine months ended September 30, 2008 includes interest and cost amortization on the Bank Loan of $989,000, non-capitalized interest from residential development activities of $78,000, interest from other debt of $29,000, and a decrease in the fair value of the interest rate cap for the Bank Loan of $9,000, offset by the effect of the capitalization of interest of $261,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

The income tax benefit during the nine months ended September 30, 2008 of $865,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the Merger of $1,165,000, offset by current state and local taxes of $42,000, current Federal AMT of $90,000 and deferred taxes aggregating $168,000.

Results of operations for the period June 1, 2007 to September 30, 2007

The results of operations for the period June 1, 2007 to September 30, 2007 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $8,217,000 and $1,660,000, respectively, for the period June 1, 2007 to September 30, 2007 resulting in a gross profit for the Reis Services segment of approximately $6,557,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $590,000 during this period.

Revenue and cost of sales of residential units were approximately $13,984,000 and $12,158,000, respectively, for the period June 1, 2007 to September 30, 2007 from the sale of 28 condominium units at the Gold Peak development and eight sales at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $1,762,000 and $518,000, respectively, for the period June 1, 2007 to September 30, 2007 and solely represent costs of the Reis Services segment.  Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $187,000 and $163,000 during this period.

Property operating expenses of $436,000 for the period June 1, 2007 to September 30, 2007 represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expense of $3,905,000 for the period June 1, 2007 to September 30, 2007 includes current period expenses and accruals of $4,721,000 and depreciation and amortization expense of $369,000 for lease value and furniture, fixtures and equipment, offset by a net reduction of approximately $1,185,000 of non-cash compensation costs. This net reduction is comprised of an approximate $1,791,000 decrease in the reserve for option cancellations due to a decrease in the market price of the Company’s common stock from $11.00 per share at May 31, 2007 to $7.42 per share at September 30, 2007 and options settled at an amount less than $11.00 per share during the period, offset by additional compensation expense from 2007 equity awards of approximately $606,000.

Interest and other income of $424,000 primarily reflects interest earned on cash for the period June 1, 2007 to September 30, 2007.

Interest expense of $617,000 for the period June 1, 2007 to September 30, 2007 includes interest and cost amortization on the Bank Loan of $751,000, a decrease in the fair value of the interest rate cap for the Bank Loan of $56,000, non-capitalized interest from residential development activities of $43,000 and interest from other debt of $17,000, offset by the effect of the capitalization of interest of $250,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

Changes in net assets in liquidation for the period January 1, 2007 to May 31, 2007

During the period January 1, 2007 to May 31, 2007, net assets in liquidation decreased approximately $5,673,000. This decrease is the net result of (i) an increase to the option cancellation reserve of approximately $4,636,000 due to the increase in the market price of the Company’s stock from $7.52 per share at December 31, 2006 to $11.00 per share at May 31, 2007 and (ii) sales of real estate assets under development and other changes in net real estate assets under development from the updating of cash flow valuation calculations during the period of approximately $1,805,000, offset by (iii) operating income of approximately $768,000 which primarily consisted of interest income earned from cash and cash equivalents during the period.

Income Taxes

During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Private Reis had net operating loss (“NOL”) carryforwards aggregating approximately $11,700,000 at May 30, 2007 expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

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

The net deferred tax liability was approximately $317,000 and $1,314,000 at September 30, 2008 and December 31, 2007, respectively, and is reflected as a non-current liability in the accompanying balance sheets.  The significant portion of the net deferred tax items relates to the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $20,080,000 and $20,500,000 at September 30, 2008 and December 31, 2007, respectively, was necessary. The allowance at September 30, 2008 and December 31, 2007 relates primarily to existing NOLs of the Company, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

FASB Interpretation No. 48 “Accounting for Income Taxes” (“FIN 48”) established the approach for evaluating uncertain tax positions.  The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt including mandatory minimum principal repayments on the East Lyme Construction Loan, operating and capital leases, construction and development costs, other capital expenditures, settlement of certain outstanding stock options in cash, debt repayments or additional collateral for construction loans, generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and single family home lots either individually or in bulk transactions, the sale or realization of other assets, releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs,  long-term product development and enhancements of the web site and databases, the non-current portion of long-term debt, operating and capital leases, construction and development costs, other capital expenditures and debt repayments or additional collateral for construction loans generally through the use of available cash, cash generated from the operations of Reis Services (restricted to use for obligations of Reis Services), sales of condominium units, single family homes and single family home lots either individually or in bulk transactions, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

Cash and cash equivalents aggregated approximately $25,857,000 at September 30, 2008. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements in both the short and long terms.

Reis Services Bank Loan

In connection with the merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the amount of payments Reis Services can make to the Company each year.  The balance of the Bank Loan was $23,125,000 and $24,250,000 at September 30, 2008 and December 31, 2007, respectively.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement, and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

At September 30, 2008 and December 31, 2007, the interest rate was LIBOR + 1.50% and LIBOR + 2.50%, respectively (LIBOR was 3.93% and 4.60% at September 30, 2008 and December 31, 2007, respectively). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000. The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan. The term of any interest rate protection must be for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The fair value of the cap was approximately $10,000 and $19,000 at September 30, 2008 and December 31, 2007, respectively. The decrease in the fair value of approximately $9,000 was recorded as interest expense during the nine months ended September 30, 2008.

Residential Development Debt

In April 2005, the Company obtained revolving development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which we refer to as the Gold Peak Construction Loan. The Gold Peak Construction Loan bore interest at LIBOR + 1.65% per annum, was set to mature in November 2009 and had additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occurred as costs were expended and principal repayments were made as units were sold. In August 2008, the Gold Peak Construction Loan was retired, utilizing proceeds from condominium unit sales. The Company had borrowed and repaid approximately $48,522,000 over the 40 month period that the loan was outstanding. As a result, the remaining unsold units are unencumbered and any net proceeds from sales of these units will be retained by the Company. A $2,000,000 liquidity reserve requirement was eliminated upon cancellation of the loan.

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which we refer to as the East Lyme Construction Loan.  The East Lyme Construction Loan was extended with term modifications on April 28, 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require periodic minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. The balance of the East Lyme Construction Loan was approximately $5,431,000 and $6,966,000 at September 30, 2008 and December 31, 2007, respectively.

The East Lyme Construction Loan requires the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain a minimum liquidity level at each quarter end for the East Lyme Loan. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000 from $10,000,000 with additional reductions based upon principal repayments.  The required minimum liquidity level at September 30, 2008 was approximately $4,651,000.

On October 14, 2008, the Company made a required minimum principal repayment of approximately $354,000, reducing the outstanding balance of the East Lyme Construction Loan to $5,077,000 and the required minimum liquidity level to approximately $4,297,000.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. The Company has posted $1,300,000 of restricted cash as collateral for this letter of credit. During January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.

Other Items Impacting Liquidity

Palomino Park

Gold Peak

Gold Peak consists of 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At September 30, 2008, there were 232 Gold Peak units sold and six Gold Peak units under contract with nominal down payments.  All remaining unsold units are completed.  The following table provides information regarding Gold Peak sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project Total Through
	2008	2007	2008	2007	September 30, 2008

Number of units sold	12	24	47	59	232
Gross sales proceeds	$3,479,000	$7,412,000	$14,522,000	$17,988,000	$70,490,000
Principal paydown on Gold Peak Construction Loan	$1,169,000	$4,920,000	$8,313,000	$11,732,000	$48,522,000

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

The model home was completed during the fourth quarter of 2005 and home sales commenced in June 2006. At September 30, 2008, there were no East Lyme homes under contract and four homes, including the model, were either in inventory or substantially complete. The following table provides information regarding East Lyme sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project Total Through
	2008	2007	2008	2007	September 30, 2008

Number of homes and lots sold (A)	9	8	14	12	33
Gross sales proceeds	$1,560,000	$5,415,000	$5,300,000	$8,267,000	$18,687,000
Principal paydown on East Lyme Construction Loan	$1,495,000	$4,869,000	$4,808,000	$7,426,000	$16,839,000

(A)
In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000. All of the transaction proceeds were used to partially repay the project’s construction loan.

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

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheets at September 30, 2008 and December 31, 2007. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

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

Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008. The Company intends to sell the improved lots either individually or in a bulk sale transaction.

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

Stock Option Plans

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 “in-the-money” options that are accounted for as a liability award at that date. At September 30, 2008, the option liability was approximately $199,000 based upon the difference in the closing stock price of the Company at September 30, 2008 of $6.00 per share and the individual exercise prices of the outstanding 155,969 “in-the-money” options that are accounted for as a liability award at that date. The Company recorded compensation expense of approximately $79,000 in the three months ended September 30, 2008 and a compensation benefit of approximately $272,000 in the nine months ended September 30, 2008 in general and administrative expenses in the statement of operations as a result of the stock price changes from each measurement date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting.

During the nine months ended September 30, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000, none of which occurred in the three months ended September 30, 2008.

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

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The current volatility and downturn in the U.S. and global economy, including the credit markets and real estate markets, has not had a material effect to date on the marketability of the Company’s products or renewal rates on those products.  Despite budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and mergers and bankruptcies of financial institutions (some of which are customers of the Company), the Company has maintained its historical renewal rates, although with a lower level of contract price increases.  To date, the Company has countered market pressures by continuing to add new customers, selling new products (such as our tertiary apartment and office markets, rolled out in 2007 and 2008, respectively) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, Private Reis generally experienced stable demand for current information on changing market conditions and an increase in demand for its portfolio products as mortgage lenders place greater emphasis on assessing portfolio risk.  So far, this pattern is in evidence during the current volatility, although overall conditions are putting pressure on contract and renewal pricing.  We cannot assure you that the level of demand for Reis Services’s products will increase or continue at current levels through the present or future market volatility or downturns.

Condominium and Home Sales

As the softening of the national housing market continues, the Company’s operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at the Company’s projects and sales of inventory are lower than previous expectations resulting in price concessions and/or additional incentives being offered, and with regards to the East Lyme project, the consideration of selling home lots either individually or in bulk instead of building homes.

The continuing increases in energy costs and construction materials (such as concrete, lumber and sheetrock) could adversely impact our home building business; however, construction has been completed at our Gold Peak project and the Company has made the decision to halt any new home construction at East Lyme pending the exploration of a bulk sale of lots.  Also, at our Claverack project, model home construction and infrastructure development is substantially complete.  A continuing rise in energy costs, the uncertainty as to the United States economy in general and more specific to the local economies where our residential activities are located, as well as increasing illiquidity in the residential mortgage market may negatively impact our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes or lots, which could result in the inability to meet targeted sales prices or cause us to offer increased concessions and/or sale price reductions.

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

Changes in Cash Flows

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

Cash flows for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	For the Nine	2007
	Months Ended	January 1 to	June 1 to	January 1 to
	September 30, 2008	September 30	September 30	May 31
	Going Concern Basis	Combined	Going Concern Basis	Liquidation Basis

Net cash provided by operating activities	$15,671,459	$4,379,054	$4,251,486	$127,568
Net cash (used in) investing activities	(3,791,003)	(11,888,282)	(11,280,115)	(608,167)
Net cash (used in) financing activities	(9,262,325)	(8,094,681)	(6,091,527)	(2,003,154)
Net increase (decrease) in cash and cash equivalents	$2,618,131	$(15,603,909)	$(13,120,156)	$(2,483,753)

Cash flows from operating activities increased $11,292,000 from $4,379,000 provided in the 2007 period to $15,671,000 provided in the 2008 period. The significant components of this change related to cash provided by the operating results of the Reis Services segment  and our residential development activities.

Cash flows used in investing activities changed $8,097,000 from $11,888,000 used in the 2007 period to $3,791,000 used in the 2008 period. The significant components of this change related to the use of cash in 2007 for the cash portion of the Merger consideration and Merger costs which aggregated $9,031,000, the purchase of a minority partner’s interest in a subsidiary of $1,200,000 and an increase in the return of capital from the Company’s investment in Clairborne Fordham of $109,000, offset by an increase in cash used in the 2008 period as compared to the 2007 period for investment in web site, database development and furniture, fixtures and equipment additions of $894,000 and additional investments in other real estate assets of $1,349,000.

Cash flows from financing activities changed $1,167,000 from $8,095,000 used in the 2007 period to $9,262,000 used in the 2008 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme and Gold Peak construction loans aggregated $5,169,000 during the 2008 period as compared to $13,889,000 in the 2007 period, primarily as a result of fewer buildings under construction in the 2008 period as we have completed construction for the Gold Peak project and significantly decreased construction at the East Lyme project as a result of market conditions and fewer homes under contract. During the 2008 period, approximately $8,313,000 was repaid on the Gold Peak Construction Loan from unit sales to retire this debt and $4,808,000 was repaid on the East Lyme Construction Loan from six home and eight lot sales. During the 2007 period, approximately $11,732,000 was repaid on the Gold Peak Construction Loan from 59 condominium unit sales and approximately $7,426,000 was repaid on the East Lyme Construction Loan from 12 home sales. During the 2008 period, $1,125,000 was repaid on the Bank Loan whereas $500,000 was repaid in the 2007 period. Other debt repayments in the 2008 period in excess of payments in the 2007 period aggregated $65,000. Payments for option cancellations were approximately $55,000 in the 2008 period, as compared to $2,433,000 during the 2007 period.  Proceeds received from the exercise of options by option holders was $282,000 in 2007, with no corresponding amount in the 2008 period.  In 2007, the Company purchased an interest rate cap for the Reis Services acquisition debt for $109,000, with no corresponding purchases in the 2008 period.

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

These statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues may be lower than expected;

•	the inability to retain and increase the Company’s customer base;

•	adverse changes in the real estate industry and the markets in which the Company operates;

•	competition;

•	the inability to attract and retain sales and senior management personnel;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	the possibility of litigation arising as a result of terminating the Plan; and

•
the risk factors listed under “Item 1A. Risk Factors” of the Company’s report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 14, 2008, as updated by “Item 1A. Risk Factors” as contained in this report.

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

At September 30, 2008, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized in certain circumstances through the use of interest rate caps. Due to the fact that the East Lyme Construction Loan matures in June 2009 and has mandatory principal repayments during that period, management determined that the exposure to increasing interest rates was not significant for this loan and therefore has let the applicable interest rate cap expire. The interest rate cap on the Bank Loan expires in June 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at September 30, 2008:

(amounts in thousands)	Balance at September 30, 2008	Notional Amount of Interest Rate Caps at September 30, 2008	LIBOR Cap	LIBOR at September 30, 2008	Additional Interest Incurred
Variable rate debt:
With interest rate caps:
Bank Loan	$23,125	$15,000	5.5%	3.93%	$231	(A)

Without interest rate caps:
East Lyme Construction Loan	5,431	$—	N/A	3.93%	54	(A)(B)
	$28,556				$285

(A)	Reflects additional interest which could be incurred on the loan balance amount as a result of a 1% increase in LIBOR.
(B)	An increase in interest incurred would result primarily in additional interest being capitalized into the basis of this project.

Reis holds cash and cash equivalents at various regional and national banking institutions. Management monitors the institutions that hold our cash and cash equivalents. Management’s emphasis is primarily on safety of principal. Management, in its discretion, has diversified Reis’s cash and cash equivalents among banking institutions to potentially minimize exposure to any one of these entities. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Cash balances held at banking institutions with which we do business may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While management monitors the cash balances in these bank accounts, such cash balances could be impacted if the underlying banks fail or could be subject to other adverse conditions in the financial markets.

Item 4T.  Controls and Procedures.

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on March 14, 2008, to be the most significant. Additional risks identified subsequently to that filing include: the possibility that CoStar or another person or entity may in the future make proposals to acquire all or a portion of Reis or take other actions which may create uncertainty for our employees and customers; the possibility of incurring significant costs for defense related to any unsolicited future proposals; and the possibility of the loss of cash held at regional and national banking institutions in excess of FDIC insured amounts if such banking institutions were to fail. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results.

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

Dated: November 7, 2008

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: November 7, 2008
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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: November 7, 2008
	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Reis, Inc. (the “Company”) for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 10, 2008

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.