Form 10-K
period 2008-12-31
Reis, Inc.
filed 2009-03-13
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________.

Commission File Number 001-12917 REIS, INC. (Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

530 Fifth Avenue, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 921-1122
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value per share	The Nasdaq Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $44,947,000 based on the closing price on the Nasdaq Global Market for such shares on June 30, 2008.  (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

    The number of the Registrant’s shares of common stock outstanding was 11,000,610 as of March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive proxy statement for the 2009 annual stockholders’ meeting are incorporated by reference into Part III.

	TABLE OF CONTENTS
Item No.		Page No.
	PART I
1.	Business	3
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	20
2.	Properties	20
3.	Legal Proceedings	20
4.	Submission of Matters to a Vote of Security Holders	20
	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters an Issuer Purchases of Equity Securities	21
6.	Selected Financial Data	23
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
7A.	Quantitative and Qualitative Disclosures About Market Risk	45
8.	Financial Statements and Supplementary Data	46
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	46
9A.	Controls and Procedures	46
9B.	Other Information	46
	PART III
10.	Directors, Executive Officers and Corporate Governance	47
11.	Executive Compensation	47
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
13.	Certain Relationships and Related Transactions, and Director Independence	48
14.	Principal Accountant Fees and Services	48
	PART IV
15.	Exhibits and Financial Statement Schedules	49

	FINANCIAL STATEMENTS

15(a)	Consolidated Balance Sheets (going concern basis) at December 31, 2008 and 2007	F-3
	Consolidated Statements of Operations (going concern basis) for the Year Ended December 31, 2008 and for the Period June 1, 2007 to December 31, 2007	F-4
	Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Period January 1, 2007 to May 31, 2007 and for the Year Ended December 31, 2006	F-5
	Consolidated Statements of Changes in Stockholders’ Equity (going concern basis) for the Year Ended December 31, 2008 and for the Period June 1, 2007 to December 31, 2007	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2008 (going concern basis), for the Period June 1, 2007 to December 31, 2007 (going concern basis), for the Period January 1, 2007 to May 31, 2007 (liquidation basis) and for the Year Ended December 31, 2006 (liquidation basis)
		F-7
	Notes to Consolidated Financial Statements	F-9

	FINANCIAL STATEMENT SCHEDULES

	All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

Item 1. Business.

Organization

Reis, Inc., which we refer to as either the Company or Reis (formerly Wellsford Real Properties, Inc., which we refer to as Wellsford), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the May 2007 merger (which event we refer to as the Merger) of the privately held company, Reis, Inc. (which we refer to as Private Reis) with and into Reis Services, LLC (which we refer to as Reis Services), a wholly-owned subsidiary of Wellsford.

Business

Reis Services’s Historic Business

The Company’s primary business is providing commercial real estate market information and analytical tools for its customers.  For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Private Reis was founded in 1980 as a provider of commercial real estate market information. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides web-browser based online access to information and analytical tools designed to facilitate both debt and equity transactions and ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Industry Background

Commercial real estate assets represent a significant share of the overall value  of investible U.S. assets.  According to the Real Estate Roundtable in December 2008, the United States commercial real estate market is valued at roughly $6 trillion.  The value of the Wilshire 5000, which approximates the total market capitalization of the U.S. equity markets, was $9 trillion at December 31, 2008.

In a typical year, thousands of commercial real estate properties are sold, purchased, financed and evaluated, hundreds of millions of square feet of new construction projects are completed, and a similar number of square feet are signed to new leases. However, 2008 was not a typical year.  Reis estimates that the value of commercial real estate transactions in the United States declined by approximately 60% from 2007 to 2008.  Separately, CMBS issues, which were over $230 billion in 2007, are estimated to be less than $20 billion for 2008.  Credit is scarce and future liquidity levels remain uncertain for 2009.

The varied participants in U.S. commercial real estate demand timely and accurate information to support their decision-making. Participants in the asset market, such as property owners, developers and builders, banks and non-bank lenders, and equity investors, require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction. Additionally, brokers, operators and lessors require access to detailed information concerning current and historical rents, vacancies, concessions, operating expenses, and other market-and property-specific performance measures.

In recent years, corporate governance and other regulatory requirements (such as mark-to-market requirements, the Basel Capital Accord (Basel II), guidance from the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Company (FDIC)) have increased the need for market and portfolio analysis, generating demand for appropriate analytical tools.  The commercial banking and investment banking industries are undergoing a wave of mergers, reorganizations, FDIC-arranged takeovers and other dislocations, similar to the consolidations which occurred following the savings & loan collapses in the late 1980s and early 1990s.  In addition, the U.S. government’s Financial Stability Plan (formerly the Troubled Asset Relief Program), originally enacted in October 2008, gives the U.S. Treasury Secretary broad authority to purchase and insure mortgage assets, and to purchase any other financial instrument that the Secretary deems necessary to stabilize the financial markets.  Various additional legislative and regulatory measures are being considered, including the establishment of a “bad bank” to acquire distressed and/or non-performing assets.  On February 10, 2009, the Treasury Department announced that the government’s Term Asset-Based Securities Loan Facility will include securities backed by commercial loans, allowing certain investors to swap AAA-rated securities for U.S. Treasury securities.

Operations

As commercial real estate markets have grown in size and complexity, Reis, over the last 29 years, has invested in the areas critical to supporting the information needs of real estate professionals in both the asset market and the space leasing market. In particular, Reis has:

▪	developed expertise in data collection across multiple markets and property types;

▪	invested in the analytical expertise to develop decision support systems around property valuations, credit analytics, transaction support and risk management;

▪	created product development expertise to collect market feedback and translate it into new products and reports; and

▪	invested in a robust technology infrastructure to disseminate these tools to the wide variety of market participants.

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. Reis continues to develop and introduce new products, expand and add new markets and data, and find new ways to deliver existing information to meet and anticipate client demand, as more fully described below under “Products and Services.”  The depth and breadth of Reis’s data and expertise are critical in allowing Reis to grow its business.

Customers

As of December 31, 2008, Reis had approximately 720 companies under signed contracts. Generally, each company has multiple users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card.

Approximately 75% of our contract revenues derive from banks, other financial institutions, funds, equity owners and domestic and international regulators, and 25% derive from service providers (such as brokers and appraisers).

Proprietary Databases

Over the last 29 years, Reis has developed expertise in collecting, screening and organizing volumes of data into its proprietary databases. Each quarter, a rotating sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with the previous record for the property and question any unusual changes in rents and vacancies. Whenever necessary, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls. Reis publishes information on approximately 1,800 submarkets at December 31, 2008.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at December 31, 2008:

Number of metropolitan markets:
Apartment	169
Office	132
Retail	76
Industrial	44

In addition to the core property database, Reis maintains a new construction database that monitors projects that are being added to the covered markets. The database reports relevant criteria such as project size, property type and location for planned and proposed projects, projects under construction, and projects nearing completion.

Finally, Reis also maintains a sales comparables database that captures information such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions over $2,000,000 in 82 of our largest covered markets.

Products and Services

Reis SE, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts, as well as a number of analytical tools. Access to the core system is by secure password only and can be customized to accommodate the needs of various customers. For example, the product can be tailored to provide access to all or only certain markets, property types and report combinations. The Reis SE interface has been refined over the past several years to accommodate real estate professionals who need to perform market-based trend analysis, property specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.

On a quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends, current observations and, in a majority of its markets, five year forecasts on all key real estate market indicators. These updates are supported by property, neighborhood and city data gathered during the prior quarter.

Reports are retrievable by street address, property type (apartment, office, retail and industrial) or market/submarket and are available as full color presentation quality documents or in spreadsheet formats. These reports are used by Reis’s customers to assist in due diligence and to support commercial real estate transactions such as loan originations, underwriting, acquisitions, risk assessment (including loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.

Other significant elements of Reis SE include:

▪	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type;

▪	customizable email alerts that let users receive proactive updates on only those reports or markets that they are interested in;

▪	property comparables that allow users to identify buildings or new construction projects with similar characteristics (such as square footage, rents or sales price);

▪	quarterly “first glance” reports that provide an early assessment of the apartment, office and retail sectors across the U.S. and preliminary commentary on new construction activity; and

▪	the “quarterly briefing” — a conference call during which Reis provides an analysis of its latest findings and forecasts.

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recently released enhancements include:

▪
the introduction of Reis SE version 4.0 in February 2008.  This release introduced enhanced mapping and filtering capabilities around rent, sales and new construction comparables databases.  Clients now benefit from the integration of Reis data with Microsoft’s Virtual Earth™ mapping software, and from live display of group summary statistics pertaining to structural characteristics, performance and sales;

▪
coverage of an additional 20 metropolitan office markets, concentrated in Florida and California, launched in May 2008, with a further addition of 30 markets, concentrated in the Northeast and Midwest, launched in August 2008;

▪
the October 2008 launch of Transaction AnalyticsSM, a tool that empowers commercial real estate investors and portfolio managers to identify sales and capital markets trends that are directly impacting the value of their assets.  The resulting precision supports more informed valuations and decisions with regard to troubled debt and associated commercial real estate collateral.  For all of Reis’s metro areas and regions, users of Transaction AnalyticsSM can obtain, on demand, a customized read on historical, current and forecasted capital market conditions, offering key measurements of sales transaction activity, including mean, median, and 12-month rolling cap rates, total sales price, price per unit or square foot, and total transaction volume.  The user may refine this analysis by including only properties that meet specified sales transaction characteristics (price or rate cap), or physical characteristics (size, age or class).  All property level transactions are accessible within the module, providing complete transparency; and

▪
the February 2009 launch of Value AlertSM, an analytical tool that provides a quick measure of how previous commercial real estate value assumptions may need to be modified to reflect current economic realities.  The tool can be applied to a portfolio as an initial screen to identify assets that may warrant further scrutiny.

Separately, Reis has continued to broaden its distribution channels by entering into a distribution agreement with Thomson Reuters in June 2008 to provide a quarterly sample of its national level commercial real estate research findings.  Reis believes that this distribution agreement exposes Reis information to potential international subscribers.

Reis also intends to expand its coverage of retail markets during 2009, with additional markets beginning coverage in May 2009 and August 2009.  As with the addition of apartment markets in 2007 and office markets in 2008, the expanded retail coverage will be available for an additional fee to our existing customers.

Cost of Service

Reis’s data is available to customers in four primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to download a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $600,000, depending on the combination of markets, property types and reports subscribed to and allow the client to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a 12-month period. Individual report sales typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.  Renewals are negotiated in advance of the expiration of an existing contract.  Important factors in determining contract renewal rates include a subscriber’s historical and projected usage pattern.

Customer Service and Training

Reis focuses heavily on proactive training and customer support. Reis’s dedicated customer service team offers customized on-site training and web-based and telephonic support, as well as weekly web-based training seminars open to all customers.  The corporate training team also meets regularly with a large proportion of Reis’s customers.  Additional points of customer contact include mid-year service reviews, a web-based customer feedback program and account manager visits.  All of these contacts are used to assist customers with their usage of Reis SE (including by maximizing their knowledge of the product), to identify opportunities for product adoption and increased usage and to solicit customer input for future product enhancements.

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

We have registered the trademarks for the Reis logo and “Your Window Onto the Real Estate Market.”

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc. (or CoStar), Real Capital Analytics, Inc., Torto Wheaton Research, a wholly-owned subsidiary of CB Richard Ellis, Property and Portfolio Research Inc., a subsidiary of the Daily Mail and General Trust plc, and LoopNet, Inc., as well as with in-house real estate research departments.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997.  Prior to the adoption of the Company’s Plan of Liquidation, which we refer to as the Plan (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company is seeking to exit the residential development business in order to focus solely on the Reis Services business.

Residential Development Activities At December 31, 2008, the Company’s residential development activities were comprised primarily of the following:

▪	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 239 Gold Peak units were sold as of December 31, 2008.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 33 homes and lots (25 homes and eight lots) were sold as of December 31, 2008.

▪	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots at East Lyme and Claverack. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots at East Lyme.  In September 2008, the Company sold eight partially improved East Lyme lots, in a single transaction, to a regional homebuilder.  Separately, the Company is working with local and regional brokers related to the Claverack bulk sale initiative.  There can be no assurance that the Company will be able to sell any or all of the homes in inventory or the remaining lots, individually or in bulk, at acceptable prices, or within a specific time period, or at all.

Additional Segment Financial Information

See Note 3 of the consolidated financial statements included in this filing for additional information regarding all of the Company’s segments.

Unsolicited Offers and Board Rejections

On August 13, 2008, Reis’s board of directors, which we refer to as the Board, rejected, for a second time, a proposal by CoStar to acquire the Company for $8.75 per share in cash.  In the view of the Board, the price offered in the CoStar proposal was inadequate as it was below the long-term value Reis could realize for its stockholders by the pursuit of its business as an independent entity and the continued disposition of its real estate assets, or by an organized sale of the Company.  CoStar made its initial unsolicited offer, also at $8.75 per share in cash, on June 5, 2008, which was rejected by the Board on June 30, 2008.  On October 30, 2008, CoStar publicly announced on its quarterly conference call that it was formally withdrawing its offer.

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

The Merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, used $25,000,000 of the cash consideration (which was funded by a $27,000,000 bank loan facility, which we refer to as the Bank Loan, the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger), and paid approximately $9,573,000, which the Company provided. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under the existing accounting literature.

As the Company was the acquirer for accounting purposes, the acquisition was accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction, combined with the historical cost basis of the Company’s historical investment in Private Reis, has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.  The Company finalized the purchase price allocation in December 2007, which was within the permitted time period for completing such an assessment under the existing accounting rules.

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which were either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. Upon consummation of the Merger, the Plan was terminated.

As required by Generally Accepted Accounting Principles, or GAAP, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets were stated at their estimated net realizable value and liabilities were stated at their estimated settlement amounts, which estimates were periodically reviewed and adjusted as appropriate.  The reported amounts for net assets in liquidation presented development projects at estimated net realizable values giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash settlements on outstanding stock options during the liquidation.

The Company returned to the going concern basis of accounting effective upon completion of the Merger on May 31, 2007.

Corporate Information

The Company’s executive offices are located at 530 Fifth Avenue, Fifth Floor, New York, New York 10036; telephone: (212) 921-1122; web site: www.reis.com; email: investorrelations@reis.com.

To access investor relations information and the Company’s other documents filed with the Securities and Exchange Commission, or SEC, visit www.reis.com. Copies of our most recent annual report on Form 10-K, any later filed quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments thereto, are available on our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Please note that information on the Company’s web site is not part of this Form 10-K filing.

On a consolidated basis, the Company had 136 employees as of December 31, 2008.

Cautionary Statement Regarding Forward-Looking Statements

The Company makes forward-looking statements in this annual report on Form 10-K. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

▪	statements relating to future services and product development of the Reis Services segment;

▪	statements relating to future sales of the Company’s real estate;

▪
statements relating to future business prospects, potential acquisitions, revenue, expenses, income, cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA and Adjusted EBITDA; and

▪	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

▪	revenues may be lower than expected;

▪	the inability to retain and increase the Company’s customer base;

▪	additional adverse changes in the real estate industry and the markets in which the Company has property;

▪	inability to dispose of existing residential real estate development projects at expected prices or at all;

▪	competition;

▪	the inability to attract and retain sales and senior management personnel;

▪	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

▪	changes in accounting policies or practices;

▪	legal and regulatory issues; and

▪	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Item 1A.  Risk Factors.

The following is a discussion of the risk factors that Reis’s management believes are material to Reis at this time. These risks and uncertainties are not the only ones facing Reis and there may be additional matters that Reis is unaware of or that Reis currently considers immaterial. Any or all of these could adversely affect Reis’s business, results of operations, financial condition and cash flows. Our commercial real estate information services business is our primary business segment. However, sales of, or a failure to sell, our remaining real estate properties could significantly impact our results of operations, financial condition and cash flows.

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

Our Board may authorize transactions with respect to our common stock.  These transactions may include a reverse stock split or odd-lot or other share repurchase programs.  In December 2008, we announced that our Board authorized a repurchase program of shares of our common stock up to an aggregate amount of $1,500,000.  In addition, Wellsford effected an odd-lot share repurchase program in 1999, strategically repurchased shares between 1999 and 2001, and executed a reverse stock split in 2000. All decisions regarding any such transactions will be at the discretion of our Board and will be evaluated from time to time by the Board in light of the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, applicable law and other factors that our Board deems relevant. If we effect any such transaction, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the transaction. In addition, a share repurchase program (including the current program) requires the payment of cash by Reis to stockholders, which could adversely impact our financial liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

Our executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they may take actions which may not be in the best interest of other stockholders.

The executive officers and directors of Reis beneficially owned approximately 27.5% of Reis’s outstanding common stock as of December 31, 2008. Of this total, Lloyd Lynford (10.1%), Jonathan Garfield (6.9%) and Jeffrey Lynford (5.2%) beneficially owned an aggregate of 22.2%. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit Reis’s stockholders other than the group of directors and officers described above.

Our success depends on retaining key executive officers and personnel and attracting and retaining capable management and operating personnel.

Reis’s business plan with respect to its commercial real estate information services business was developed, in large part, by Reis’s President and Chief Executive Officer, Lloyd Lynford, Reis’s Executive Vice President, Jonathan Garfield, and Reis Services’s Chief Operating Officer, William Sander. The continued implementation and development of Reis’s business plan, and our business generally, requires their skills and knowledge. Reis may not be able to offset the impact of the loss of the services of Lloyd Lynford, Mr. Garfield, Mr. Sander or other key officers or employees because its business requires skilled management, as well as technical, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in the information industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could have a material adverse impact on Reis.

Although Reis uses various incentive programs to retain and attract key personnel, these measures may not be sufficient to either attract or retain, as applicable, the personnel required to ensure our success.  Issuances pursuant to our incentive plans may result in dilution to Reis stockholders.

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

Reis’s articles of amendment and restatement contain provisions designed to discourage attempts to acquire control of Reis by merger, tender offer, proxy contest, or removal of incumbent management without the approval of our Board. These provisions may make it more difficult or expensive for a third party to acquire control of Reis even if a change of control would be beneficial to the interests of its stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of Reis’s common stock. Reis’s governing documents:

▪	provide for a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change of control; and

▪	authorize the issuance of blank check stock that could be issued by Reis’s Board to thwart a takeover attempt.

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Reis’s Board has exempted from the Maryland statute any business combinations with Jeffrey Lynford or Edward Lowenthal (a director of the Company) or any of their respective affiliates or any other person acting in concert or as a group with any of such persons, and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between such persons and Reis.

Increases in interest rates could materially increase our interest expense.

As of December 31, 2008, we had approximately $27,827,000 of variable rate debt outstanding. We may incur additional variable rate indebtedness in the future. Accordingly, if interest rates increase, so will our interest costs, which may have a material adverse effect on our business, results of operations, cash flows and financial condition. We have limited our exposure to significant interest rate increases on some of our existing variable rate debt by purchasing interest rate caps. In purchasing interest rate caps, we attempt to protect against significant increases in interest rates, weighing the cost of such caps against the protection afforded. Based on the December 31, 2008 debt balances and the notional amount of the interest rate caps, a 1% increase in the base interest rates on our variable rate debt would result in approximately $279,000 of additional interest being incurred on an annualized basis.

Our ability to use the net operating loss carryforwards of the historic Wellsford business will be subject to limitation and could be eliminated.

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. In general, Section 382 imposes an annual limitation on a corporation’s ability to use its net operating losses, or NOLs, from taxable years or periods ending on or before the date of an ownership change to offset U.S. Federal taxable income in any post-change year. The historic Wellsford business experienced such an ownership change as a result of the May 2007 merger; as a result we are subject to the limitation under Section 382 with respect to pre-change NOLs of the historic Wellsford business. Section 382 imposes significant limitations on the use of historic Wellsford’s NOL carryforwards. The annual limitation on our use of the historic Wellsford NOLs through 2027, as a result of the ownership change, is approximately $2,779,000 per year.

Moreover, if a corporation experiences an ownership change and does not satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that the corporation continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), it cannot, subject to certain exceptions, use any NOL from a pre-change period to offset taxable income in post-change years. Although there can be no assurance that this requirement will be met within the two-year period with respect to the ownership change effected by the May 2007 Merger, our management believes there is a tax return basis for stating that this requirement was met through December 31, 2008.

We have NOL carryforwards, for Federal income tax purposes, resulting from Wellsford’s merger with Value Property Trust in 1998 and operating losses in 2004, 2006 and 2007. Assuming we are able to satisfy the COBE requirement described above, we expect that we could only potentially utilize approximately $34,610,000 of the remaining NOLs existing at December 31, 2008, based on the new $2,779,000 annual limitation and expirations. Approximately $7,351,000 of this amount will expire in 2010. The actual ability to utilize the tax benefit of any existing NOLs will be subject to future facts and circumstances with respect to meeting the above described COBE requirements at the time NOLs are being utilized on a tax return.  Realization of the NOL does not meet the criteria under GAAP for financial statement recognition, and accordingly, no asset and valuation allowance related thereto has been reflected in the Company’s consolidated financial statements.

Private Reis had NOL carryforwards aggregating approximately $9,200,000 at December 31, 2008, expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.  During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Risk Factors Relating to Our Commercial Real Estate Information Services Business

A failure to attract and retain customers could harm our business.

We must acquire new customers and expand our business with our current customers in order to grow our business.  Our ability to grow our business will be adversely impacted to the extent that current customers reduce or discontinue to use Reis SE, or if we are unable to convince prospective customers to subscribe to Reis SE.  This may occur due to budgetary constraints, particularly during the current economic downturn, or if our product offering is less competitive with those of other companies in our industry.  In the latter part of 2008, we experienced an overall decrease in the total number of our customers due to slippage in our renewal rates for smaller customers.  The number of customers was also impacted by the fact that we added a large number of these smaller customers in 2007 and historically our renewal rate for first year customers is significantly lower than for longer term customers.  There can be no assurance that we will be successful in continuing to acquire additional customers or expanding business from our existing customers.

Our revenues are concentrated among certain key customers.

Our commercial real estate information services business had approximately 720 customers at December 31, 2008, but derives approximately 31.7% of its revenues from 24 customers. The largest customer accounted for 2.4% of Reis Services revenues for the year ended December 31, 2008.  If we were to experience a reduction or loss of business from a number of these 24 largest customers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our financial condition, cash flows and profitability. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations and our pricing model is based on projected usage, we may be impacted by consolidation among our customers and potential customers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

We have competition from both local companies that prepare commercial real estate research with respect to their specific geographic areas and national companies that prepare national commercial real estate research. Specifically, certain of our products compete with those of CoStar, Real Capital Analytics, Torto Wheaton, Property and Portfolio Research, and LoopNet.  Some of our competitors, either alone or with affiliated entities, may have greater access to resources than we do. Competition could negatively impact our revenues and profitability.

We may not be able to sustain revenue growth and increase profitability in our commercial real estate information services business.

We expect that our revenues will grow in the future and that we will increase our profitability, however, such expectations may not be realized.  Our revenue growth slowed during 2008, primarily in the latter part of the year, and we experienced a modest decline in revenue from the third quarter of 2008 to the fourth quarter of 2008. We cannot guarantee that we will be able to grow revenues in the future.

We may incur additional expenses, such as marketing and product development expenses, with the expectation that it will result in revenue growth in the future; however, such additional expenses may result in reduced profitability or margins, or negatively impact liquidity.  During 2008, we were able to improve our margins and increase EBITDA, which is GAAP net income, before interest, taxes, depreciation and amortization, in the Reis Services business.  This was achieved through revenue growth of 9.2% over 2007 and cost control measures implemented in 2008.  There can be no assurance that the trend of EBITDA growth and increase in margins will continue into the future.

We must continue to obtain information from multiple sources.

The quality of Reis SE depends substantially on information provided by a large number of commercial real estate brokers, agents and property owners. If a significant number of these sources choose not to continue providing information to us, our product could be negatively affected, potentially resulting in an increase in customer cancellations and a failure to acquire new customers.

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

Our business is sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenues, expenses, operating results or cash flows, such as:

▪	periods of economic slowdown or recession in the U.S. or locally;

▪	budgetary and financial burdens on our customers and potential customers;

▪	merger, acquisition, failure or government takeover of our customers and potential customers;

▪	governmental intervention in economic policy;

▪	inflation;

▪	flows of capital into or out of real estate investment in the U.S. or various regions of the U.S.;

▪	changes to the manner in which transactions are financed;

▪	changes in the risk profile of real estate assets and collateral for financings;

▪	changes in levels of rent or appreciation of asset values;

▪	changing interest rates;

▪	tax and accounting policies;

▪	the cost of capital;

▪	costs of construction;

▪	increased unemployment;

▪	lower consumer confidence;

▪	lower wage and salary levels;

▪	war, terrorist attacks or natural disasters; or

▪	the public perception that any of these conditions may occur.

If our customers choose not to use Reis SE because of any of these factors, and we are not successful in attracting new customers, our revenues, expenses, operating results, cash flows or stock price could be negatively affected.

Our success depends on our ability to introduce new or upgraded services or products.

To continue to attract new customers to Reis SE, we may need to introduce new products or services. We may choose to develop new products and services independently or to license or otherwise integrate content and data from third parties. The introduction of new products and services could impose costs on our business and require the use of resources, and there is no guarantee that we will continue to be able to access new content and technologies on commercially reasonable terms or at all. If customers or potential customers do not recognize the value of our new services or enhancements to existing services, operating results could be negatively affected. We may incur significant costs and experience difficulties in developing and delivering these new or upgraded services or products.

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

Pursuant to the terms and conditions of use on our web site, as part of our customer registration process, we collect and use personally identifiable information. Industry-wide incidents or incidents with respect to our web sites, including theft, alteration, deletion or misappropriation of information, security breaches, computer hackers, viruses (or anything else that may contaminate or cause destruction to our systems), or changes in industry standards, regulations or laws could deter people from using the Internet or our web site to conduct transactions that involve the transmission of confidential information, which could harm our business. Under the laws of certain jurisdictions, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we may be required to inform any customers whose data was stolen, which could harm our reputation and business.

Our business could be harmed if we are unable to maintain the integrity and reliability of our data.

Our success depends on our customers’ confidence in the comprehensiveness, accuracy, and reliability of the data we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, we depend to a large degree on information provided to us on a voluntary basis by third parties, including commercial real estate brokers, agents and property owners.  Further, data is susceptible to electronic malfeasance including, theft, alteration, deletion, viruses and computer hackers. In addition, our reports and conference calls for customers may contain forecasts with respect to real estate trends.  Although our contracts contain language limiting our liability, if any of our data or forecasts are inaccurate or are later not borne out by actual results, for any of the above reasons, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data.

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

Our revenues, expenses, operating results and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

▪	obtaining new customers and retaining existing customers;

▪	changes in our marketing or other corporate strategies;

▪	our introduction of new products and services or changes to existing products and services;

▪	the amount and timing of our operating expenses and capital expenditures;

▪	costs related to acquisitions of businesses or technologies; and

▪	other factors outside of our control.

The Bank Loan documents contain financial and operating restrictions that limit Reis Services’s access to credit. If Reis Services fails to comply with the covenants in the Bank Loan documents, Reis Services may be required to repay the indebtedness on an accelerated basis.

Provisions in the Bank Loan impose restrictions on Reis Services’s ability to, among other things:

▪	incur additional debt;

▪	amend its organizational documents;

▪	pay for public company costs;

▪	pay dividends and make distributions;

▪	redeem or repurchase outstanding equity;

▪	make certain investments;

▪	create certain liens;

▪	enter into transactions with stockholders and affiliates;

▪	undergo a change of control; and

▪	make certain fundamental changes, including engaging in a merger or consolidation.

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

We do not collect sales or other similar taxes in states other than New York. However, one or more states (other than New York) may seek to impose sales tax collection obligations on out-of-state companies, such as Reis, which engage in online commerce. A successful assertion that we should collect sales, use or other taxes on the sale of product or services into these states could subject us to liability for current or past taxes due, and could increase the effective price of our products and services, which would harm our business.

If we are not able to successfully identify or integrate future acquisitions, our business operations and financial condition could be adversely affected, and future acquisitions may divert our management’s attention and consume significant resources.

We may in the future attempt to further expand our markets and services in part through acquisitions of other complementary businesses, services, databases and technologies. Mergers and acquisitions are inherently risky, and we cannot assure you that future acquisitions, if any, will be successful. The successful execution of any future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Any such acquired businesses would generally be subject to the risks described under “Risk Factors Relating to Our Commercial Real Estate Information Services Business” in this section.

Failure to manage and successfully integrate acquired businesses could harm our business. In addition, if we finance acquisitions by incurring additional debt, our financial condition or liquidity could be adversely impacted.  If we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, existing stockholders’ ownership may be diluted.

Risk Factors Relating to Our Residential Development Activities

Our real estate assets may continue to decline in value.

The value of our real estate assets is subject to certain risks applicable to our assets and inherent in the real estate industry. In fact, in recent months, real estate values across the United States have declined rapidly. In addition, the availability of credit for both developers and buyers has significantly decreased. Deteriorating market conditions, among other factors, have resulted in Reis recording aggregate impairment charges of approximately $9,708,000 and $3,149,000 in December 2008 and 2007, respectively, with respect to the historic Wellsford real estate assets.  Future sales of real estate at prices lower than their estimated current value, or the failure to sell such assets at all, could cause further impairment charges to be recorded. These factors, which, if they persist, could have a material adverse effect on our business, results of operations and financial condition, include:

▪	downturns in the national, regional and local economies where our properties are located;

▪	macroeconomic, as well as specific regional and local market conditions;

▪	decreases in the availability of debt or other financing for potential purchasers of Reis’s real estate assets;

▪	competition from other for-sale housing developments;

▪	local real estate market conditions, such as oversupply of, or reduction in demand for, residential homes and condominium units;

▪	increased operating and construction costs, including insurance premiums, utilities, building materials, labor and real estate taxes;

▪	increases in interest rates; and

▪	the cost of complying with environmental, zoning, and other laws.

Our development and construction activities expose us to risks associated with the sale of residential units.

Risks associated with the sale of residential properties, including the sale of condominium units, single family homes or lots, some of which currently exist, if they persist, could have a material adverse effect on our business, results of operations and financial condition include:

▪	a lack of demand by prospective buyers;

▪	the inability to find qualified buyers;

▪	the inability of buyers to obtain satisfactory financing;

▪	the inability of buyers to sell their existing homes;

▪	the inability to close on sales of properties under contract;

▪	dissatisfaction by purchasers with the homes purchased from us, which may result in litigation costs, remediation costs or warranty expenses;

▪	the failure to sell a number of units or homes at any particular project which is sufficient to provide for full funding of homeowners’ association dues;

▪
dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us in a condominium and/or subdivision development, which may result in litigation costs, remediation costs or warranty expenses; and

▪
reduced sales, reduced sales prices, increased concessions, or sales of lower priced condominium units, single family homes or lots, due to increases in interest rates and a tightening of credit requirements, which makes it more expensive and difficult for buyers to obtain financing.

We currently have ceased further development at our East Lyme and Claverack projects and are marketing the assets in an accelerated manner as bulk sales of lots. Additionally, we intend to complete the sale of condominium units at our Gold Peak project (where we completed construction in 2008). The determination by our Board to accelerate the sale of the East Lyme project and the Claverack project in a bulk disposition, as a result of a prolonged period of negative market factors related to construction, development, financing or the inability to sell residential units (as described above), could result in additional write-downs and have a further material adverse effect on our results of operations, financial condition and cash flows.

Our plans to dispose of the East Lyme and Claverack projects are subject to significant uncertainties.  Many home builders, including large national and regional builders, have been disposing of their land assets at significant discounts.  Those with recent taxable income may be more willing to sell property at a substantial loss, because of the ability, in some cases, to use taxable losses to offset the prior income.   The recent American Recovery and Reinvestment Act, or stimulus plan, provides for the carry back period for these losses to be extended from two years to five years for businesses with less than $15 million in revenues.  The proposed Federal budget for fiscal 2010 would apply the five year carry back period to businesses of all sizes.  These tax benefits may further depress prices for land.

The market for residential real estate is highly competitive.

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

We will likely use available cash and not cash flow from the sale of real estate properties to meet our debt service obligations.

Our ability to make scheduled payments of principal or interest on our indebtedness obligations related to our East Lyme project will depend on our future performance, which, to a certain extent, is subject to general economic conditions, financial, competitive, legislative, regulatory, political, business, and other factors. We believe that cash on hand and cash generated by our business will be sufficient to enable us to make our debt payments as they become due in 2009. We currently intend to repay the loan secured by our East Lyme project when it matures in June 2009. However, if the sales of condominium units, single family homes or lots do not generate sufficient cash flow, we may need to use more of our cash on hand to retire this obligation in 2009.

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

The particular environmental laws that apply to any given homebuilding site vary according to the site’s location, its environmental condition, and the present and former uses of the site, as well as those of adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. The one environmental condition affecting our properties of which we are aware relates to a portion of the East Lyme project. This land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in the value of the property and is recognized as a liability at December 31, 2008 and  2007.

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

The Company, through our Residential Development Activities segment, owns or has ownership interests in the following residential development projects at December 31, 2008:

	Year Acquired	Number of Lots/Units Zoned	Remaining Lots/Units Unsold
					Encumbrance at December 31,
Property/Location				Type	2008 (A)	2007 (A)

Gold Peak/Denver, CO(B)	1999	259	20	Condominiums	$—	$6,417,000
The Orchards/East Lyme, CT(C)	2004	101	68	Single family homes and lots	5,077,000	6,966,000
East Lyme Land/East Lyme, CT(D)	2005	60	60	Single family home lots	—	—
The Stewardship/Claverack, NY(E)	2004	48	48	Single family home lots	—	—

(A)	For a description of encumbrances on the Company’s development properties, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Residential Development Debt.”
(B)	At December 31, 2008, 239 units were sold and two units were under contract. Initial unit deliveries commenced in January 2006.
(C)	At December 31, 2008, 33 homes and lots were sold (25 homes and eight lots). Home sales commenced in June 2006.
(D)	East Lyme Land is contiguous to The Orchards.
(E)	During 2008, the Company completed the required infrastructure and two model homes with the intent to sell lots.

The Company leases approximately 33,500 square feet of space in New York, New York, for its principal executive offices, under a lease expiring in 2016.

Item 3.	Legal Proceedings.

Neither the Company nor any of its properties are subject to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective November 30, 2007, the Company’s common shares commenced trading on the NASDAQ under the symbol “REIS”. Prior to that date, the Company’s common shares were traded on the AMEX under the symbol “WRP”. As of December 31, 2008, there were approximately 390 holders of record of our common stock. This number represents the actual record holders as shown on the securities holder list obtained from our transfer agent. These record holders held 3,524,584 shares of our common stock.  As of December 31, 2008, an additional 7,464,039 shares of our common stock were held in participant accounts through The Depository Trust Company, and are not reflected in the count of record holders.

The high and low closing sales prices per share for our common stock for the years ended December 31, 2008 and 2007 are as follows:

	2008		2007
Quarter	High	Low	High	Low

First	$7.30	$4.54	$7.94	$7.39
Second	$6.21	$4.85	$11.02	$7.75
Third	$7.87	$4.44	$10.23	$7.40
Fourth	$6.00	$3.27	$7.68	$6.56

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2003 through December 31, 2008, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index.  Reis has not identified a peer group, given the fact that Wellsford was in liquidation prior to the May 2007 Merger, the change in Reis’s business following the Merger and the limited number of issuers in businesses similar to ours.  Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and in Reis common stock on December 31, 2003, and (2) reinvestment of dividends, which in the case of Reis includes the December 14, 2005 initial and only liquidating distribution of $14.00 per share. The total return for Reis common stock from December 31, 2003 to December 31, 2008 was a loss of approximately (8.8)% versus a loss of approximately (4.4)% for the Russell 2000 and a loss of (10.5)% for the S&P 500.

Dividends

The Company did not declare or distribute any dividends during 2008 or 2007.

Reis does not currently intend to declare or distribute any dividends.  All decisions regarding the declaration and payment of dividends will be at the discretion of the Board and will be evaluated from time to time by the Board in light of the Company’s financial condition, earnings, cash flows, growth prospects, restrictions under the Company’s credit agreement, applicable law and other factors that the Board deems relevant.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice.

During the fourth quarter of 2008, the Company repurchased the following shares of Common Stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2008 to October 31, 2008	—	$—	—	$—
November 1, 2008 to November 30, 2008	—	$—	—	$—
December 1, 2008 to December 31, 2008	2,400	$3.66	2,400	$1,491,000

The Company has entered into a trading plan pursuant to Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”  During January and February of 2009, the Company purchased an additional 10,300 shares of common stock at an average price of $4.59 per share.  From the inception of the share repurchase program through February 28, 2009, the Company had purchased an aggregate of 12,700 shares of common stock at an average price of $4.42 per share, for an aggregate of $56,000 (leaving approximately $1,444,000 that may yet be purchased under the program).

Other Security Information

For additional information concerning the Company’s capitalization, see Note 10 to the Company’s consolidated financial statements.

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

(amounts in thousands, except per share data)	Summary Consolidated Statement of Operations Data (Going Concern Basis) (A)		Consolidated Statement of Changes in Net Assets (Liquidation Basis) (A)			Summary Consolidated Statement of Operations Data (Going Concern Basis) (A)
	For the Year Ended	For the Period June 1, 2007 to	For the Period January 1, 2007	For the Year Ended	For the Period November 18, 2005	For the Period January 1, 2005	For the Year Ended
	December 31,	December 31,	to May 31,	December 31,	to December 31,	to November 17,	December 31,
	2008	2007	2007	2006	2005	2005	2004

Net assets in liquidation — beginning of period			$57,596	$56,569	$146,889
Distributions to stockholders (B)			—	—	(90,597)
Changes in net real estate assets under development, net of minority interest and estimated income taxes			(1,805)	1,552	—
Provision for option cancellation reserve			—	(4,227)	—
Change in option cancellation reserve			(4,636)	926	—
Exercise of stock options			—	1,008	56
Operating income			768	1,768	221
(Decrease) increase in net assets in liquidation			(5,673)	1,027	(90,320)
Net assets in liquidation — end of period			$51,923	$57,596	$56,569

Revenues	$47,621	$36,367				$12,641	$25,655
Costs and expenses	(45,906)	(34,873)				(18,141)	(29,332)
Impairment loss on real estate assets (D)	(9,708)	(3,149)				—	—
Income (loss) from joint ventures (E) (F)	23	(5)				11,850	(23,715)
Interest income on cash and investments	564	711				2,069	1,994
Interest expense	(1,182)	(1,003)				(5,482)	(8,248)
Minority interest (expense) benefit	—	(77)				172	88
(Loss) income before income taxes and discontinued operations	(8,588)	(2,029)				3,109	(33,558)
Income tax (benefit) expense	(1,108)	(739)				91	(130)
(Loss) income from continuing operations	(7,480)	(1,290)				3,018	(33,428)
Income from discontinued operations, net of taxes (G)	—	—				—	725
Net (loss) income	$(7,480)	$(1,290)				$3,018	$(32,703)

Per share amounts, basic:
(Loss) income from continuing operations	$(0.68)	$(0.12)				$0.47	$(5.17)
Income from discontinued operations (G)	—	—				—	0.11
Net (loss) income	$(0.68)	$(0.12)				$0.47	$(5.06)

Per share amounts, diluted:
(Loss) income from continuing operations	$(0.71)	$(0.28)				$0.47	$(5.17)
Income from discontinued operations (G)	—	—				—	0.11
Net (loss) income	$(0.71)	$(0.28)				$0.47	$(5.06)

Cash dividends declared per common share (B)	$—	$—	$—	$—	$14.00	$—	$—

Weighted average number of common shares outstanding:
Basic	10,985	10,984				6,468	6,460
Diluted	11,132	11,197				6,470	6,460

Selected Financial Data (continued)

	Summary Consolidated Balance Sheet Data (Going Concern Basis)		Consolidated Net Assets in Liquidation (Liquidation Basis)		Summary Consolidated Balance Sheet Data (Going Concern Basis)
	December 31,
	2008	2007	2006	2005	2004

Cash and cash equivalents	$24,152	$23,238	$39,050	$41,027	$65,864
Real estate assets	7,138	26,772	—	—	151,275
Accumulated depreciation	—	—	—	—	(21,031)
Real estate assets under development, at estimated value	—	—	41,159	44,233	—
Goodwill and other intangible assets	77,986	80,178	—	—	—
Notes receivable	—	—	—	158	1,190
Investment in Reis	—	—	20,000	20,000	6,790
Investment in joint ventures	(104)	102	423	453	7,195
Investments in U.S. Government securities	—	—	—	—	27,551
Total assets, at cost	120,438	144,848	—	—	254,637
Total assets, at estimated value	—	—	108,477	126,670	—
Reserve for estimated costs during the liquidation period	—	—	18,302	24,057	—
Reserve for option liability	56	527	2,633	—	—
Construction loans, mortgage notes payable and all other debt	28,230	38,211	20,129	19,250	108,853
Deferred revenue	12,121	13,262	—	—	—
Debentures (C)	—	—	—	—	25,775
Total stockholders’ equity	73,667	79,699	—	—	98,783
Net assets in liquidation	—	—	57,596	56,569	—

Other balance sheet information:
Common shares outstanding	10,989	10,985	6,647	6,471	6,467
Equity per share	$6.70	$7.26			$15.28
Net assets in liquidation per share			$8.67	$8.74

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for significant changes in revenues and expenses.

(B)	Initial and only liquidating distribution.

(C)
The expense for the debentures of approximately $824 and $2,100 is included in interest expense for the period January 1, 2005 to November 17, 2005 and the year ended December 31, 2004, respectively. In April 2005, the Company completed the redemption of the debentures.

(D)	Impairment loss on real estate assets in 2008 relates to the East Lyme and Claverack projects. The 2007 amount relates to the East Lyme project. See “Management’s Discussion and Analysis of Financial Condition – Results of Operations” for additional information.

(E)
During 2005, the Company realized income of $11,148 from its then existing commercial office joint venture investment, which we refer to as Wellsford/Whitehall, including a $5,986 gain on redemption of its interest in September 2005 and approximately $6,000 from its share of net gains from property sales.

(F)
The loss in the 2004 period is primarily attributable to (1) a $9,000 impairment charge recorded by the Company at September 30, 2004 related to the sale of its interest in a debt business, (2) the Company’s net $6,606 share of a write-down of one of the investments held by that debt business during the first quarter of 2004 and (3) the Company’s share of losses aggregating $10,437 from Wellsford/Whitehall.

(G)	Relates to the classification of two operating properties as a discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Organization

Reis, Inc., which we refer to as either the Company or Reis (formerly Wellsford Real Properties, Inc., which we refer to as Wellsford), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the May 2007 merger (which event we refer to as the Merger) of the privately held company, Reis, Inc. (which we refer to as Private Reis) with and into Reis Services, LLC (which we refer to as Reis Services), a wholly-owned subsidiary of Wellsford.

Business

Reis Services’s Historic Business

The Company’s primary business is providing commercial real estate market information and analytical tools for its customers.  For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Private Reis was founded in 1980 as a provider of commercial real estate market information. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides web-browser based online access to information and analytical tools designed to facilitate both debt and equity transactions and ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Reis continues to develop and introduce new products, expand and add new markets and data, and find new ways to deliver existing information to meet and anticipate client demand.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997.  Prior to the adoption of the Company’s Plan of Liquidation, which we refer to as the Plan (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company is seeking to exit the residential development business in order to focus solely on the Reis Services business.

Residential Development Activities

At December 31, 2008, the Company’s residential development activities were comprised primarily of the following:

▪	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 239 Gold Peak units were sold as of December 31, 2008.

▪	The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 33 homes and lots (25 homes and eight lots) were sold as of December 31, 2008.

▪	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots at East Lyme and Claverack. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots at East Lyme.  In September 2008, the Company sold eight partially improved East Lyme lots, in a single transaction, to a regional homebuilder.  Separately, the Company is working with local and regional brokers related to the Claverack bulk sale initiative.  There can be no assurance that the Company will be able to sell any or all of the homes in inventory or the remaining lots, individually or in bulk, at acceptable prices, or within a specific time period, or at all.

Unsolicited Offers and Board Rejections

On August 13, 2008, Reis’s Board rejected, for a second time, a proposal by CoStar to acquire the Company for $8.75 per share in cash.  In the view of the Board, the price offered in the CoStar proposal was inadequate as it was below the long-term value Reis could realize for its stockholders by the pursuit of its business as an independent entity and the continued disposition of its real estate assets, or by an organized sale of the Company.  CoStar made its initial unsolicited offer, also at $8.75 per share in cash, on June 5, 2008, which was rejected by the Board on June 30, 2008.  On October 30, 2008, CoStar publicly announced on its quarterly conference call that it was formally withdrawing its offer.

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

The Merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, used $25,000,000 of the cash consideration (which was funded by a $27,000,000 bank loan facility, which we refer to as the Bank Loan, the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger), and paid approximately $9,573,000, which the Company provided. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under the existing accounting literature.

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

As the Company was the acquirer for accounting purposes, the acquisition has been accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction, combined with the historical cost basis of the Company’s historical investment in Private Reis, has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.  The Company finalized the purchase price allocation in December 2007, which was within the permitted time period for completing such an assessment under the existing accounting rules.

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which were either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. Upon consummation of the Merger, the Plan was terminated.

As required by Generally Accepted Accounting Principles, or GAAP, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets were stated at their estimated net realizable value and liabilities were stated at their estimated settlement amounts, which estimates were periodically reviewed and adjusted as appropriate.  The reported amounts for net assets in liquidation presented development projects at estimated net realizable values giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash settlements on outstanding stock options during the liquidation.

The Company returned to the going concern basis of accounting effective upon completion of the Merger on May 31, 2007.

Selected Significant Accounting Policies

Management has identified the following accounting policies which it believes are significant in understanding the Company’s activities, financial position and operating results.

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

Intangible Assets, Amortization and Impairment

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (“SOP 98-1”). The Company expenses all internet web site costs incurred during the preliminary project stage.  All direct external and internal development and implementation  costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years.

The value ascribed to the web site development intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three years.  Amortization of all capitalized web site development costs is charged to product development expense.

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

The value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three or five years. Amortization of all capitalized database costs is charged to cost of sales.

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

Goodwill and Intangible Assets Impairment

Goodwill is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are based upon a number of estimates and assumptions and includes consideration of the 2008 unsolicited offer for the Company at $8.75 per share.   If the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed to be impaired.  If the fair value of the reporting unit is less than its carrying value, a second step is required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. There was no goodwill impairment identified in 2008 or 2007.

SFAS No. 142 also requires that intangible assets, with determinable useful lives, be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and also that the carrying amount of amortizable intangible assets be reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired.  The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.  There was no intangible asset impairment identified in 2008 or 2007.

Goodwill and a major portion of the other intangible assets recorded at the time of the Merger are not deductible for income tax purposes, as a result of the tax treatment of the Merger.

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

Under SFAS No. 144 and the going concern basis of accounting, if estimated cash flows on an undiscounted basis are insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value is recognized. The Company recorded impairment charges aggregating approximately $9,708,000 and $3,149,000 in December 2008 and 2007, respectively, which are reflected as a component of cost of sales on the statements of operations.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.  The December 2008 impairment charges also reflect a change in intent and a lowering of management’s expectations of sales prices with respect to the two properties as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots during 2009.  For the December 2007 calculation, the Company utilized assumptions in its discounted cash flow model that reflected the negative impact of market conditions at that time and the negative effects on sales revenue, sales velocity, costs and the development plan.  Further deterioration in market conditions, or other factors, may result in additional impairment charges in future periods.

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

Sales of real estate assets, including condominium units, single family homes and sales of lots individually or in bulk are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method is not used for recording sales on condominium units as down payments are nominal and collectability of the sales price from such a deposit is not reasonably assured until closing.

Interest revenue is recorded on an accrual basis.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained or there is a satisfactory resolution of the tax position. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. There was no financial statement impact upon the adoption of FIN 48, effective January 1, 2007.

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting was used through May 31, 2007 when the Merger was completed and at the same time the Plan was terminated.

Under the liquidation basis of accounting, assets were stated at their estimated net realizable value and liabilities were stated at their estimated settlement amounts, which estimates were periodically reviewed and adjusted as appropriate. The Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represented estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution. The actual values and costs associated with carrying out the Plan were expected to differ from the amounts shown herein because of the inherent uncertainty and would be greater than or less than the amounts recorded. In particular, the estimates of the Company’s costs vary with the length of time it operated under the Plan. In addition, the estimate of net assets in liquidation per share, except for projects under development, did not incorporate a present value discount.

Under the liquidation basis of accounting, sales revenue and cost of sales are not separately reported within the Statements of Changes in Net Assets as the Company has already reported the net realizable value of each development project at the applicable balance sheet dates.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business.  These metrics are revenue, revenue growth, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization), EBITDA growth and EBITDA margin.  Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of GAAP net income to EBITDA for the Reis Services segment and to Adjusted EBITDA on a consolidated basis for each of the periods presented here, see below). The pro forma information for the years ended December 31, 2007 and 2006 is presented as if the Merger had been consummated, the proceeds from the Bank Loan had been received, and the Plan had been terminated as of January 1, 2006.  This pro forma information is not necessarily indicative of what the actual results would have been had the Merger been consummated, the proceeds from the Bank Loan had been received and the Plan terminated as of January 1, 2006, nor does it purport to represent future results.

(amounts in thousands, excluding percentages)
	For the Three Months Ended December 31,			Percentage Increase
	2008	2007	Increase

Revenue	$6,411	$6,398	$13	0.2%
EBITDA	$3,026	$2,575	$451	17.5%
EBITDA margin	47.2%	40.2%

For the Three Months Ended
December 31, 2008	September 30, 2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenue	$6,411	$6,524	$(113)	(1.7%)
EBITDA	$3,026	$2,965	$61	2.1%
EBITDA margin	47.2%	45.4%

For the Period June 1, 2007 to
December 31,
2007 (A)

Revenue	$14,615
EBITDA	$5,820
EBITDA margin	39.8%

(A)	This information is presented consistent with the period under audit. Comparable information for this period is not disclosed. We have included full year pro forma comparisons below.

	For the Years Ended
	December 31,			Percentage Increase
	2008	2007 (Pro Forma)	Increase

Revenue	$25,851	$23,668	$2,183	9.2%
EBITDA	$11,541	$8,508	$3,033	35.6%
EBITDA margin	44.6%	35.9%

	Pro Forma For the Years Ended
	December 31,			Percentage Increase
	2007	2006	Increase

Revenue	$23,668	$19,288	$4,380	22.7%
EBITDA	$8,508	$6,136	$2,372	38.7%
EBITDA margin	35.9%	31.8%

Reis Services’s EBITDA in the fourth quarter of 2008 grew 2.1% over the third quarter of 2008 and grew 17.5% over the fourth quarter of 2007. EBITDA for the year ended December 31, 2008 grew 35.6% over the comparable pro forma period of 2007.  For the three and twelve months ended December 31, 2008, the increase in EBITDA over the comparable 2007 periods is primarily the result of (i) the revenue growth of 0.2% and 9.2% for the three and twelve months ended December 31, 2008, respectively, over the 2007 comparable periods, (ii) a significant portion of the revenue growth translating directly to EBITDA growth as a result of our fixed cost structure (as demonstrated by the increase in EBITDA margin from 40.2% to 47.2% from the fourth quarter of 2007 to the fourth quarter of 2008 and an increase from 35.9% to 44.6% from the year ended December 31, 2007 (pro forma) to the 2008 annual period), (iii) as it relates to the annual comparison, higher expenses in the pro forma 2007 period as a result of accruals for other operational obligations of Private Reis that were not Merger related costs or costs of the merged entities and (iv) management’s implementation of cost control measures during 2008.

Revenue decreased slightly, by 1.7% from the third quarter of 2008 to the fourth quarter of 2008, and was basically flat between the fourth quarter of 2007 and 2008.  These results reflect a decline in the renewal rate in the fourth quarter of 2008, and separately, the net effect of price increases and decreases.  During the third and fourth quarters of 2008, contract price increases on renewals were constrained due to usage reductions at some large customers as well as budgetary pressures at our customers, predominantly in the banking industry.  We generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations; however, this may be negatively impacted by bankruptcies of existing customers.  Our pricing model is based on actual and projected usage, and is generally not as susceptible to downturns as would be a model based upon individual user licenses.  However, we may be impacted by future consolidation among our customers and potential customers, as a result of their reduced usage on a combined basis or greater bargaining power, or in the event that customers enter bankruptcy or otherwise go out of business, as has occurred during the latter part of 2008.

On an annual basis, revenue increased $2,183,000 in the year ended December 31, 2008 over the pro forma year ended December 31, 2007, a 9.2% increase.  Historically, Reis Services has been able to grow revenue through new business as well as contract price increases in connection with renewals as evidenced by our year over year performance.  This amount was negatively impacted by the fourth quarter 2008 performance described in the preceding paragraph. In addition, as noted in our September 30, 2008 Form 10-Q and other quarterly filings, revenues in 2007 were positively impacted by additional special project and consulting work.  This amount was approximately $339,000 greater for the year ended December 31, 2007 than the amount recorded in the comparable annual 2008 period. If we compared total revenue in the aggregate for these two periods without the additional revenue from special project and consulting work,  the growth in our primary subscription business would have been $2,523,000, or 10.8%.

Our largest customer accounted for 2.4% of Reis Services’s revenue for the year ended December 31, 2008. Our 24 largest customers in the aggregate accounted for 31.7% of Reis Services’s revenue in that period, of which 13 customers each accounted for greater than 1% of our revenue.

Despite the current dislocations in the financial markets, overall report usage grew from 2007 to 2008. Further, our overall annual renewal rate for the year ended December 31, 2008 was 88%, with a higher rate among our institutional customers at 90%. The sales force continues to have success in retaining customers by emphasizing the value of Reis SE, highlighting its ability to assist in risk analysis and management, as well as transaction support.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, impairment losses on real estate assets and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes, and in the case of Adjusted EBITDA, isolates non-cash charges for impairment losses on real estate assets and stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider these measures in isolation or as substitutes for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income, follow for each identified period:

(amounts in thousands)
Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(8,743)
Income tax (benefit)			(243)
Income (loss) before income taxes	$1,593	$(10,579)	(8,986)
Add back:
Depreciation and amortization expense	1,192	31	1,223
Interest expense (income), net	241	6	247
EBITDA	3,026	(10,542)	(7,516)
Add back:
Impairment loss on real estate assets	—	9,708	9,708
Stock based compensation expense, net	—	154	154
Adjusted EBITDA	$3,026	$(680)	$2,346

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(7,480)
Income tax (benefit)			(1,108)
Income (loss) before income taxes	$5,938	$(14,526)	(8,588)
Add back:
Depreciation and amortization expense	4,500	213	4,713
Interest expense (income), net	1,103	(485)	618
EBITDA	11,541	(14,798)	(3,257)
Add back:
Impairment loss on real estate assets	—	9,708	9,708
Stock based compensation expense, net	—	1,041	1,041
Adjusted EBITDA	$11,541	$(4,049)	$7,492

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Period June 1, 2007 to December 31, 2007	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(1,290)
Income tax (benefit)			(739)
Income (loss) before income taxes	$2,331	$(4,360)	(2,029)
Add back:
Depreciation and amortization expense	2,248	149	2,397
Interest expense (income), net	1,241	(949)	292
EBITDA	5,820	(5,160)	660
Add back:
Impairment loss on real estate assets	—	3,149	3,149
Stock based compensation benefit, net	—	(888)	(888)
Adjusted EBITDA	$5,820	$(2,899)	$2,921

Reconciliation of Pro Forma Net (Loss) to Pro Forma EBITDA and Pro Forma Adjusted EBITDA for the Year Ended December 31, 2007	Reis Services	Residential Development Activities and Other*	Consolidated

Pro forma net (loss)			$(12,154)
Income tax (benefit)			(1,142)
Income (loss) before income taxes	$1,944	$(15,240)	(13,296)
Add back:
Depreciation and amortization expense	4,301	256	4,557
Interest expense (income), net	2,263	(1,406)	857
EBITDA	8,508	(16,390)	(7,882)
Add back:
Impairment loss on real estate assets	—	5,889	5,889
Stock based compensation benefit, net	—	(875)	(875)
Adjusted EBITDA	$8,508	$(11,376)	$(2,868)

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(209)
Income tax (benefit)			(73)
Income (loss) before income taxes	$1,564	$(1,846)	(282)
Add back:
Depreciation and amortization expense	1,161	53	1,214
Interest expense (income), net	240	(138)	102
EBITDA	2,965	(1,931)	1,034
Add back:
Stock based compensation expense, net	—	402	402
Adjusted EBITDA	$2,965	$(1,529)	$1,436

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2007	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(2,441)
Income tax (benefit)			(1,075)
Income (loss) before income taxes	$1,098	$(4,614)	(3,516)
Add back:
Depreciation and amortization expense	1,024	64	1,088
Interest expense (income), net	453	(354)	99
EBITDA	2,575	(4,904)	(2,329)
Add back:
Impairment loss on real estate assets	—	3,149	3,149
Stock based compensation benefit, net	—	297	297
Adjusted EBITDA	$2,575	$(1,458)	$1,117

*		Includes Gold Peak, East Lyme, the Company’s other developments and corporate level income and expenses.

Results of Operations and Changes in Net Assets

Results of operations for the year ended December 31, 2008

Subscription revenues and related cost of sales were approximately $25,851,000 and $5,474,000, respectively, for the year ended December 31, 2008.  Amortization expense included in cost of sales for the database intangible asset was approximately $1,918,000 during this period.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $21,769,000 and $18,253,000, respectively, for the year ended December 31, 2008 with respect to the sale of 54 condominium units at the Gold Peak development and six homes and eight lots at East Lyme during the period.

In December 2008, the Company recorded impairment charges aggregating approximately $9,708,000, of which $6,999,000 related to East Lyme and the East Lyme Land and $2,709,000 related to the Claverack project.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.  The December 2008 impairment charges also reflect a change in intent and a lowering of management’s expectations of sales prices with respect to the two properties as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots during 2009.

Sales and marketing expenses and product development expenses were approximately $5,140,000 and $1,908,000, respectively, for the year ended December 31, 2008 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $1,016,000 and $778,000, respectively during this period.

Property operating expenses of $1,167,000 for the year ended December 31, 2008 represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expenses of $13,963,000 for the year ended December 31, 2008 include current period expenses and accruals of $12,426,000, depreciation and amortization expense of $1,002,000 for lease value and furniture, fixtures and equipment, and approximately $1,041,000 of net non-cash compensation expense, offset by the reversal of $506,000 of previously accrued FIN48 liabilities that were positively resolved in 2008. The net non-cash compensation expense is comprised of (i) an approximate $416,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $7.68 per share at December 31, 2007 to $5.00 per share at December 31, 2008 and options settled at an amount less than $7.68 per share during the period, offset by (ii) compensation expense resulting from equity awards for employees and directors of approximately $1,457,000.  Also included in current period expenses for the year ended December 31, 2008 is approximately $566,000 of legal and investment banking fees incurred with regards to assessing and responding to the unsolicited offer to acquire Reis and assessing strategic alternatives.

Interest and other income of $587,000 primarily reflects interest earned on cash for the year ended December 31, 2008.

Interest expense of $1,182,000 for the year ended December 31, 2008 includes interest and cost amortization on the Bank Loan of $1,275,000, non-capitalized interest relating to residential development activities of $111,000, interest from other debt of $38,000, and a decrease in the fair value of the interest rate cap for the Bank Loan of $19,000, offset by the effect of the capitalization of interest of $261,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

The income tax benefit for the year ended December 31, 2008 of $1,108,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the Merger of $1,165,000 and deferred Federal and state tax credits of $82,000, offset by current state and local taxes of $49,000 and current Federal alternative minimum tax (“AMT”) of $90,000.

Results of operations for the period June 1, 2007 to December 31, 2007

The results of operations for the period June 1, 2007 to December 31, 2007 reflect the operations of the Company on a going concern basis and include the operating results of the Reis Services segment.

Subscription revenues and related cost of sales were approximately $14,615,000 and $2,920,000, respectively, for the period June 1, 2007 to December 31, 2007. Amortization expense included in cost of sales during this period was approximately $1,025,000.

Revenue and cost of sales of residential units were approximately $21,752,000 and $18,651,000, respectively, for the period June 1, 2007 to December 31, 2007 from the sale of 46 condominium units at the Gold Peak development and 10 sales at East Lyme during the period.

In December 2007, the Company recorded impairment charges aggregating approximately $3,149,000 related to East Lyme and the East Lyme Land.  These charges were the result of continuing deteriorating market conditions in the fourth quarter of 2007 and management’s expectations for the future.  The Company utilized assumptions in its discounted cash flow model that reflected the negative impact of market conditions at that time and the negative effects on sales revenue, sales velocity, costs and the development plan.

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

Interest expense of $1,003,000 for the period June 1, 2007 to December 31, 2007 includes interest and cost amortization on the Bank Loan of $1,325,000, non-capitalized interest relating to residential development activities of $75,000 and interest from other debt of $28,000, offset by the effect of the capitalization of interest of $425,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $67,000 and $1,314,000 at December 31, 2008 and 2007, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and NOL carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Private Reis had NOL carryforwards aggregating approximately $9,200,000 at December 31, 2008, expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company’s merger with Value Property Trust, which we refer to as VLP, in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code, or the Code.  As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation of $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $34,610,000 of these remaining NOLs at December 31, 2008. Of such amount, approximately $7,351,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change.  Although the Company believes there is a basis for concluding that the COBE requirements were met at December 31, 2008, management concluded that the Company could not meet the more likely than not criteria for recognizing a deferred tax asset relating to such losses for GAAP accounting purposes.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 and $20,500,000 at December 31, 2008 and 2007, respectively, was necessary. The allowances at December 31, 2008 and 2007 relate primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis and, in 2007, to existing NOLs of the Company.  The allowance was reduced significantly at December 31, 2008, as a result of the above described determination that the more likely than not criteria could not be met with respect to all of the Company’s NOLs existing at the time of the Merger.  In addition, approximately $17,300,000 of such NOLs expired during 2008.  Together, these resulted in a $13,152,000 reduction in the NOL asset and the previously established allowance related thereto during 2008.

The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

As disclosed in Note 2 to the accompanying consolidated financial statements, the Company adopted the provisions of FIN 48 as of January 1, 2007, which adoption did not impact the Company’s financial position.  The Company’s reserve for unrecognized tax benefits was approximately $510,000 and $993,000 at December 31, 2008 and 2007, respectively.  The reduction in 2008 results from a resolution of two of the unrecognized tax benefits, offset by interest accruals on other unrecognized items.  Interest and penalties related to these tax provisions were primarily included in general and administrative expenses during 2007 and prior years and approximated $80,000 and $438,000 at December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt including the repayment of the $5,077,000 outstanding on the East Lyme Construction Loan by June 30, 2009 and $3,500,000 on the Bank Loan in 2009 ($875,000 per quarter), operating and capital leases, construction and development costs, other capital expenditures, settlement of certain outstanding stock options in cash, repurchases of up to $1,491,000 of Reis stock pursuant to authorized programs, generally through the use of available cash, cash generated from the operations of Reis Services, sales of condominium units, single family homes and single family home lots either individually or in bulk transactions, the sale or realization of other assets, releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs,  long-term product development and enhancements of the web site and databases, the non-current portion of long-term debt, operating and capital leases and other capital expenditures generally through the use of available cash, cash generated from the operations of Reis Services, sales of single family homes and single family home lots either individually or in bulk transactions (to the extent that any remain unsold after 2009), releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

Cash and cash equivalents aggregated approximately $24,152,000 at December 31, 2008. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating and lender liquidity requirements in both the short and long terms.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. Commencing in 2009, the Bank Loan allows for cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  The balance of the Bank Loan was approximately $22,750,000 and $24,250,000 at December 31, 2008 and 2007, respectively.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during 2008 or 2007.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR plus 1.50% and LIBOR plus 2.50% at December 31, 2008 and 2007, respectively (LIBOR was 0.44% and 4.60% at December 31, 2008 and 2007, respectively). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR plus 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR plus 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The fair value of the cap was approximately $19,000 at December 31, 2007 and it had no value at December 31, 2008.  The decrease in the fair value of approximately $19,000 and $90,000 during the year ended December 31, 2008 and the period June 1, 2007 to December 31, 2007, respectively, was recorded as interest expense.

Residential Development Debt

In April 2005, the Company obtained revolving development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which we refer to as the Gold Peak Construction Loan. The Gold Peak Construction Loan bore interest at LIBOR + 1.65% per annum, was set to mature in November 2009 and had additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occurred as costs were expended and principal repayments were made as units were sold. In August 2008, the Gold Peak Construction Loan was retired, utilizing proceeds from condominium unit sales. The Company had borrowed and repaid approximately $48,522,000 over the 40 month period that the loan was outstanding. As a result, the remaining unsold units are unencumbered.

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which we refer to as the East Lyme Construction Loan.  The East Lyme Construction Loan was extended with term modifications in April 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require periodic minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. The balance of the East Lyme Construction Loan was approximately $5,077,000 and $6,966,000 at December 31, 2008 and 2007, respectively.

The East Lyme Construction Loan requires the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain a minimum liquidity level at each quarter end for the East Lyme Construction Loan. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000 from $10,000,000 with additional reductions based upon principal repayments.  The required minimum liquidity level at December 31, 2008 was approximately $4,297,000.

On January 15, 2009, the Company made a required minimum principal repayment of $900,000, reducing the outstanding balance of the East Lyme Construction Loan to $4,177,000 and the required minimum liquidity level to approximately $3,397,000.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit.  The balance of the cash collateral included in restricted cash on the consolidated balance sheets was approximately $1,340,000 and $1,327,000 at December 31, 2008 and 2007, respectively.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2008:

(amounts in thousands)	Payments Due
	For the Years Ended December 31,
Contractual Obligations	2009	2010 and 2011	2012 and 2013	Thereafter	Aggregate

Principal payments for all debt obligations (A) (B)	$9,262	$14,415	$5,636	$—	$29,313
Operating leases for offices	1,361	2,803	2,917	4,069	11,150
Total contractual obligations	$10,623	$17,218	$8,553	$4,069	$40,463

(A)	Includes interest at applicable spreads to LIBOR, utilizing LIBOR of 0.44%, which was the 30 day rate at December 31, 2008.
(B)	Principal and interest repayments are $6,856 and $7,559 for the years ended December 31, 2010 and 2011, respectively.

Other Items Impacting Liquidity

Palomino Park

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At December 31, 2008, there were two Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Years Ended December 31,			Project Total Through December 31, 2008
	2008	2007	2006

Number of units sold	54	77	108	239
Gross sales proceeds	$16,469,000	$24,226,000	$31,742,000	$72,437,000
Principal paydown on Gold Peak Construction Loan	$8,313,000	$15,681,000	$24,528,000	$48,522,000

Palomino Park Transactions

On September 30, 2007, the Company purchased the remaining 7.075% interest in the corporation that owns the remaining Palomino Park assets for $1,200,000 from Equity Residential ("EQR").

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. At that time, the buyer held back approximately $396,000, of which approximately $192,000 was received by the Company in September 2007 and the balance of approximately $204,000 was received in September 2008.

East Lyme

The Company has a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it was constructing houses for sale. At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes, which we refer to as the East Lyme Land.  The Company subsequently acquired the East Lyme Land in November 2005.

After the initial land purchase, the Company executed an agreement with a homebuilder to construct the homes for this project.  The homebuilder is a 5% partner in the project and receives other consideration.

On March 4, 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement.  As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and for its 5% interest.

The model home was completed during the fourth quarter of 2005 and home sales commenced in June 2006. At December 31, 2008, there were no East Lyme homes under contract and four homes, including the model, were in inventory.  The following table provides information regarding East Lyme sales:

	For the Years Ended December 31,			Project Total Through December 31, 2008
	2008	2007	2006

Number of homes and lots sold (A)	14	14	5	33
Gross sales proceeds	$5,300,000	$9,797,000	$3,590,000	$18,687,000
Principal paydown on East Lyme Construction Loan	$5,162,000	$8,785,000	$3,246,000	$17,193,000

(A)
In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000.  All of the transaction proceeds were used to partially repay the project’s construction loan.

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheets at December 31, 2008 and 2007. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place).  There can be no assurance that the Company will be able to sell any or all of the four houses in inventory, or the remaining lots individually or in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

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

Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008. The Company intends to sell the improved lots and two model homes either individually or in a bulk sale transaction and is working with local and regional brokers.

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

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice.  As of December 31, 2008, the Company had repurchased and cancelled 2,400 shares at an average price of $3.66 per common share, aggregating approximately $9,000. No repurchases were made prior to December 15, 2008 or during 2007.

The Company has entered into a trading plan pursuant to Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”  During January and February of 2009, the Company purchased an additional 10,300 shares of common stock at an average price of $4.59 per share.  From the inception of the share repurchase program through February 28, 2009, the Company had purchased an aggregate of 12,700 shares of common stock at an average price of $4.42 per share, for an aggregate of $56,000 (leaving approximately $1,444,000 that may yet be purchased under the program).

Stock Plans and Options Accounted for As Liability Awards

During 1997 and 1998, the Company adopted certain incentive plans (the “1997 and 1998 Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees.  As a result of an amendment to the 1997 and 1998 Incentive Plans which was approved by the stockholders on May 30, 2007, awards can be made to all employees of the Company, not just key employees.  By March 10, 2008, the ability to issue options, restricted stock units (“RSUs”) or stock awards under the 1997 and 1998 Incentive Plans fully expired.  At the May 29, 2008 annual meeting of stockholders, the Company’s stockholders approved the adoption of a new management incentive plan which provides for up to 1,000,000 shares to be available for future grants (the “2008 Incentive Plan” or, when referred to in the aggregate with the 1997 and 1998 Incentive Plans, the “Incentive Plans”).  Awards granted under the Incentive Plans expire ten years from the date of grant and vest over periods ranging generally from three to five years for employees.

At December 31, 2008, of the 528,473 outstanding options, 136,473 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. The Company accrues a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award.  This liability is adjusted to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) the changes in the market price of the Company’s common stock. The reserve for option cancellations was approximately $56,000 and $527,000 at December 31, 2008 and 2007, respectively.

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

In January 2006, the Board authorized amendments to the then outstanding options, after the adoption of the Plan, to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. In March 2006, the Company and the option holders executed amended option agreements to reflect this and other adjustments and changes. The Company accounts for these options as liability awards and recorded a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The liability balance is adjusted at the end of each reporting period to reflect the settlement amounts of the liability, exercises of stock options and the impact of changes to the market price of the stock at the end of each reporting period. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.  At May 31, 2007, the liability for options which could be settled in cash was approximately $7,269,000 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in-the-money” options at that date.

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 “in-the-money” options that are accounted for as a liability award at that date.

At December 31, 2008, the option liability was approximately $56,000 based upon the difference in the closing stock price of the Company at December 31, 2008 of $5.00 per share and the individual exercise prices of the outstanding 101,025 “in-the-money” options that are accounted for as a liability award at that date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting. The Company recorded a compensation benefit of approximately $416,000 and $1,847,000 for the year ended December 31, 2008 and for the period June 1, 2007 to December 31, 2007, respectively, in general and administrative expenses in the statement of operations as a result of the stock price declines during those periods.

During the year ended December 31, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000.

During the year ended December 31, 2007, an aggregate of 278,571 options were settled with a net cash payment of approximately $560,000.  In addition, in a series of transactions in June 2007 Jeffrey Lynford tended certain shares of common stock he owned as payment for the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable withholding taxes and was treated as an option cancellation payment).  As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise.  Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which had an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the date of the grant.  These reload options, which were treated as an equity award for accounting purposes, expired on December 31, 2007 and did not have a net cash settlement feature.  No other options were settled with a net cash payment during 2007.

During the year ended December 31, 2006, an aggregate of 237,426 options were settled with cash payments aggregating approximately $668,000.

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The current volatility and downturn in the U.S. and global economy, including the credit markets and real estate markets, has affected renewal rates, with the greatest impact on the Company being felt in the fourth quarter of 2008.  To date, there has not been a material effect on the marketability of the Company’s products.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and mergers and bankruptcies of financial institutions (some of which are customers of the Company), the Company has been negatively impacted as exhibited by our overall renewal rate (based on annual dollars renewed and reflects price increases, decreases and non-renewals).  The overall renewal rate for the year ended December 31, 2007 was 94% compared to the 88% rate for 2008.  To date, the Company has mitigated market pressures by continuing to add new customers, selling new products (such as our tertiary apartment and office markets, rolled out in 2007 and 2008, respectively) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, we generally experienced stable demand for our market information and an increase in demand for our portfolio products as investors placed greater emphasis on assessing portfolio risk.  This pattern is in evidence during the current volatility as overall report usage grew during 2008.  We cannot assure you that the level of demand for Reis Services’s products will be sustained or increase in 2009.

Condominium and Home Sales

As the softening of the national housing market continues, the Company’s operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at the Company’s projects and sales of inventory are lower and slower than previous expectations resulting in price concessions, increased broker incentives and/or additional incentives being offered to buyers, and with regards to the East Lyme and Claverack projects, the determination to sell home lots either individually or in bulk instead of building and selling homes.

The continuing increases in energy costs and construction materials (such as concrete, lumber and sheetrock) could adversely impact our home building business; however, construction has been completed at our Gold Peak project, the infrastructure and model home construction at Claverack are complete and the Company has made the decision to halt any new home construction at East Lyme pending the exploration of one or multiple bulk sales of lots.  The continuing uncertainty as to the United States economy in general and more specific to the local economies where our residential activities are located, as well as increasing illiquidity in the residential mortgage market have negatively impacted our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes or lots, causing us to offer increased concessions and/or sale price reductions.

The number and timing of future sales of any residential units by the Company could be adversely impacted by the lack of availability of credit to potential buyers and the inability of potential home buyers to sell their existing homes.

During the year ended December 31, 2007, an aggregate of 278,571 options were settled with a net cash payment of approximately $560,000.  In addition, in a series of transactions in June 2007 Jeffrey Lynford tended certain shares of common stock he owned as payment for the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable withholding taxes and was treated as an option cancellation payment).  As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise.  Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which had an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the date of the grant.  These reload options, which were treated as an equity award for accounting purposes, expired on December 31, 2007 and did not have a net cash settlement feature.  No other options were settled with a net cash payment during 2007.

Changes in Cash Flows

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Cash flows the year ended December 31, 2008 and combined for the period January 1, 2007 to May 31, 2007 and the period June 1, 2007 to December 31, 2007 are summarized as follows:

	For the Year Ended December 31, 2008	2007
		Combined	June 1 to December 31	January 1 to May 31
	Going Concern Basis		Going Concern Basis	Liquidation Basis

Net cash provided by operating activities	$15,276,916	$6,754,893	$6,627,325	$127,568
Net cash (used in) investing activities	(4,318,360)	(12,503,631)	(11,895,464)	(608,167)
Net cash (used in) financing activities	(10,045,326)	(10,063,105)	(8,059,951)	(2,003,154)
Net increase (decrease) in cash and cash equivalents	$913,230	$(15,811,843)	$(13,328,090)	$(2,483,753)

Cash flows from operating activities increased $8,522,000 from $6,755,000 provided in the 2007 period to $15,277,000 provided in the 2008 period. The significant components of this change related to cash provided by the operating results of the Reis Services segment and our Gold Peak project in the residential development activities segment.

Cash flows used in investing activities changed $8,186,000 from $12,504,000 used in the 2007 period to $4,318,000 used in the 2008 period. This change resulted from the use of cash in 2007 for the cash portion of the Merger consideration and Merger costs which aggregated $9,186,000, the purchase of a minority partner’s interest in a subsidiary of $1,200,000, an increase in the return of capital from the Company’s investment in Clairborne Fordham of $109,000 and $22,000 from sale proceeds of furniture, fixtures and equipment in 2008, offset by an increase in cash used in the 2008 period as compared to the 2007 period for investment in web site, database development and furniture, fixtures and equipment additions of $924,000 and additional investments in other real estate assets of $1,407,000.

Cash flows from financing activities changed $18,000 from $10,063,000 used in the 2007 period to $10,045,000 used in the 2008 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme and Gold Peak construction loans aggregated $5,169,000 during the 2008 period as compared to $17,719,000 in the 2007 period, primarily as a result of fewer buildings under construction in the 2008 period as we have completed construction for the Gold Peak project and significantly decreased construction at the East Lyme project as a result of market conditions, fewer homes under contract and the decision to halt any new home construction. During the 2008 period, approximately $8,313,000 was repaid on the Gold Peak Construction Loan from unit sales to retire this debt and $5,162,000 was repaid on the East Lyme Construction Loan, primarily from six home and eight lot sales. During the 2007 period, approximately $15,681,000 was repaid on the Gold Peak Construction Loan from 77 condominium unit sales and approximately $8,785,000 was repaid on the East Lyme Construction Loan from 14 home sales. During the 2008 period, $1,500,000 was repaid on the Bank Loan whereas $750,000 was repaid in the 2007 period, all of which were scheduled repayments.  Other debt repayments in the 2008 period in excess of payments in the 2007 period aggregated $68,000. Payments for option cancellations were approximately $55,000 in the 2008 period, as compared to $2,632,000 during the 2007 period.  Proceeds received from the exercise of options by option holders was $282,000 in 2007, with no corresponding amount in the 2008 period.  In 2007, the Company purchased an interest rate cap for the Reis Services acquisition debt for $109,000, with no corresponding purchases in the 2008 period.  In

December 2008, the Company repurchased 2,400 shares of its outstanding common stock for proceeds of $9,000. No stock repurchases were made in 2007.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Cash flows combined for the period January 1, 2007 to May 31, 2007 and for the period June 1, 2007 to December 31, 2007 and for the year ended December 31, 2006 are summarized as follows:

	2007
	Combined	June 1 to December 31	January 1 to May 31	For the Year Ended December 31, 2006
		Going Concern Basis	Liquidation Basis	Liquidation Basis

Net cash provided by (used in) operating activities	$6,754,893	$6,627,325	$127,568	$(2,598,223)
Net cash (used in) investing activities	(12,503,631)	(11,895,464)	(608,167)	(726,021)
Net cash (used in) provided by financing activities	(10,063,105)	(8,059,951)	(2,003,154)	1,347,491
Net (decrease) in cash and cash equivalents	$(15,811,843)	$(13,328,090)	$(2,483,753)	$(1,976,753)

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

At December 31, 2008, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized in certain circumstances through the use of interest rate caps. Due to the fact that the East Lyme Construction Loan matures in June 2009 and has mandatory principal repayments during that period, management determined that the exposure to increasing interest rates was not significant for this loan and therefore has let the applicable interest rate cap expire. The interest rate cap on the Bank Loan expires in June 2010. The following tables present the effect of a 1% increase in the applicable base rates of variable rate debt at December 31, 2008 and 2007, respectively:

(amounts in thousands)	Balance at December 31, 2008	Notional Amount at December 31, 2008	LIBOR Cap	LIBOR at December 31, 2008	Additional Interest Incurred

Variable rate debt:
With interest rate caps:
Bank Loan	$22,750	$15,000	5.5%	0.44%	$228	(A)

Without interest rate caps:
East Lyme Construction Loan	5,077	$—	N/A	0.44%	51	(A)
	$27,827				$279

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR.

(amounts in thousands)	Balance at December 31, 2007	Notional Amount at December 31, 2007	LIBOR Cap	LIBOR at December 31, 2007	Additional Interest Incurred

Variable rate debt:
With interest rate caps:
Gold Peak Construction Loan	$6,417	$10,500	5.00%	4.60%	$26	(A)(B)
Bank Loan	24,250	$15,000	5.50%	4.60%	228	(A)
	30,667				254
Without interest rate caps:
East Lyme Construction Loan	6,966	$—	—%	4.60%	70	(C)(B)
	$37,633				$324

(A)
Reflects additional interest which could be incurred annually on the loan balance amount in excess of the notional amount at December 31, 2007 for the effect of a 1% increase in LIBOR, plus any increase from the December 31, 2007 LIBOR to the LIBOR cap if less than 1%.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2008.

Management's Report On Internal Control Over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.”  Based upon this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective in accordance with those criteria.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

Jeffrey H. Lynford	61	Chairman of the Board and Director***
Lloyd Lynford	53	Chief Executive Officer, President and Director***
Jonathan Garfield	52	Executive Vice President and Director**
James J. Burns	69	Vice Chairman
David M. Strong	50	Senior Vice President of Development
Mark P. Cantaluppi	38	Vice President, Chief Financial Officer
William Sander	41	Chief Operating Officer, Reis Services
Bonnie R. Cohen	66	Director*
Douglas Crocker II	68	Director*
Michael J. Del Giudice	66	Director**
Meyer S. Frucher	62	Director*
Edward Lowenthal	64	Director**
M. Christian Mitchell	54	Director***

*	Term expires during 2009.
**	Term expires during 2010.
***	Term expires during 2011.

To the extent responsive to the requirements of this item, the information contained in the following sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference:

▪	“Corporate Governance—Code of Business Conduct and Ethics,” “—Meetings and Committees of the Board of Directors—Audit Committee” and “—Nominating and Corporate Governance Committee Procedures”
▪	“Proposal 1 – Election of Directors”
▪	“Section 16(a) Beneficial Ownership Reporting Compliance”

Item 11.	Executive Compensation.

To the extent responsive to the requirements of this item, the information contained in the following sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference:

▪	“Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “—Compensation of Directors”
▪	“Compensation Discussion and Analysis”
▪	“Executive Compensation”
▪	“Compensation Committee Report”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, the information contained in the following sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference:

▪	“Stock Ownership”
▪	“Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, the information contained in the following sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference:

▪	“Corporate Governance—Independent Directors” and “—Certain Relationships and Other Related Transactions”

Item 14.	Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, the information contained in the following section of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated herein by reference:

▪	“Proposal 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements

Consolidated Balance Sheets (going concern basis) at December 31, 2008 and 2007
Consolidated Statements of Operations (going concern basis) for the Year Ended December 31, 2008 and for the Period June 1, 2007 to December 31, 2007
Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Period January 1, 2007 to May 31, 2007 and for the Year Ended December 31, 2006
Consolidated Statements of Changes in Stockholders’ Equity (going concern basis) for the Year Ended December 31, 2008 and for the Period June 1, 2007 to December 31, 2007

Consolidated Statements of Cash Flows for the Year Ended December 31, 2008 (going concern basis), for the Period June 1, 2007 to December 31, 2007 (going concern basis), for the Period January 1, 2007 to May 31, 2007 (liquidation basis) and for the Year Ended December 31, 2006 (liquidation basis)

Notes to Consolidated Financial Statements

(a)	(2)	Financial Statements Schedules

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

(a)	(3)	Exhibits

Exhibit No.	Description
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

3.2	Articles Supplementary of Wellsford (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006)
3.3	Articles of Amendment of Wellsford (changing the Company’s name to “Reis, Inc.”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007)
3.4	Articles Supplementary of Reis, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 30, 2008)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2008)
4.1	The rights of the Company’s equity security holders are defined in Articles V and VI of Exhibit 3.1 above.
4.2	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on November 29, 2007)
4.3
Registration Rights Agreement dated as of May 30, 2007 among Wellsford, Lloyd Lynford and Jonathan Garfield (incorporated by reference to Exhibit 3 to the Schedule 13D filed by Jonathan Garfield with respect to the Company on June 8, 2007)

10.1
Credit Agreement, dated as of October 11, 2006, among Reis, Inc. (a Delaware corporation), as Borrower, the Lenders listed therein, as Lenders, Bank of Montreal, Chicago Branch, as Administrative Agent, and BMO Capital Markets, as Lead Arranger (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on March 9, 2007)

10.2
Commercial Revolving and Construction Loan Agreement, dated as of December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10. 3
Promissory Note dated as of December 23, 2004, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.4
Unconditional Guaranty dated as of December 23, 2004, by and among Wellsford, East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.5
Revolving Promissory Note dated as of December 23, 2004 between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.6
Second Modification of Notes, Loan Agreement, Open-End Mortgage and Security Agreement, Assignment of Leases and Rents and Other Loan Documents, dated as of April 28, 2008, between East Lyme Housing Ventures, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 1, 2008)

10.7
Amendment to Conditional Guaranty and Consent of Guarantor, dated as of April 28, 2008, between Reis, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 1, 2008)

10.8	Escrow Agreement among Wellsford, Lloyd Lynford, Jonathan Garfield and The Bank of New York, dated as of May 30, 2007 (incorporated by reference to Exhibit 9.1 to Exhibit 2.2 above)
10.9
Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006) *

10.10
Amendment to Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to page F-13 of Annex F to the Company’s proxy statement/prospectus (File No. 333-139705) filed on May 2, 2007) *

10.11	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 25, 2008) *
10.12	Reis, Inc. 2008 Annual Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s proxy statement filed on April 25, 2008) *
10.13
Third Amended and Restated Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Jeffrey H. Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *

10.14
Employment Agreement, dated as of October 11, 2006, among Wellsford, Reis Services, LLC, and Lloyd Lynford (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on December 28, 2006) *

10.15
First Amendment to Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *

10.16
Employment Agreement, dated as of October 11, 2006, among Wellsford, Reis Services, LLC, and Jonathan Garfield (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on December 28, 2006) *

10.17
First Amendment to Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *

10.18	Employment Agreement, dated as of May 17, 2007, between Wellsford and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *
10.19
Third Amended and Restated Employment Agreement, dated as of October 19, 2004, between Wellsford and David M. Strong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2004) *

10.20
Amendment to Third Amended and Restated Employment Agreement, dated as of March 8, 2006, between Wellsford and David M. Strong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2006) *

10.21	Letter Agreement dated January 12, 2009, between the Company and David M. Strong (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 13, 2009) *
10.22
Employment Agreement, dated as of April 23, 2007, between Reis Services, LLC and William Sander (incorporated by reference to Exhibit 10.33 to the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006) *

14.1
Reis, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This document is either a management contract or compensatory plan.

(b)	Those exhibits listed in Item 15(a)(3) above and not indicated as “incorporated by reference” are filed as exhibits to this Form 10-K.

(c)	Not applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.
	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Vice President, Chief Financial Officer

Dated: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey H. Lynford	Chairman of the Board and Director	March 10, 2009
Jeffrey H. Lynford

/s/ Lloyd Lynford	Chief Executive Officer, President and Director	March 10, 2009
Lloyd Lynford	(Principal Executive Officer)

/s/ Jonathan Garfield	Executive Vice President and Director	March 10, 2009
Jonathan Garfield

/s/ Mark P. Cantaluppi	Vice President, Chief Financial Officer	March 10, 2009
Mark P. Cantaluppi	(Principal Financial and Accounting Officer)

/s/ Bonnie R. Cohen	Director	March 10, 2009
Bonnie R. Cohen

/s/ Douglas Crocker II	Director	March 10, 2009
Douglas Crocker II

/s/ Michael J. Del Giudice	Director	March 10, 2009
Michael J. Del Giudice

/s/ Meyer S. Frucher	Director	March 10, 2009
Meyer S. Frucher

/s/ Edward Lowenthal	Director	March 10, 2009
Edward Lowenthal

/s/ M. Christian Mitchell	Director	March 10, 2009
M. Christian Mitchell

REIS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets (going concern basis) at December 31, 2008 and 2007	F-3
Consolidated Statements of Operations (going concern basis) for the Year Ended December 31, 2008 and for the Period June 1, 2007 to December 31, 2007	F-4
Consolidated Statements of Changes in Net Assets in Liquidation (liquidation basis) for the Period January 1, 2007 to May 31, 2007 and for the Year Ended December 31, 2006	F-5
Consolidated Statements of Changes in Stockholders’ Equity (going concern basis) for the Year Ended December 31, 2008 and for the Period June 1, 2007 to December 31, 2007	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2008 (going concern basis), for the Period June 1, 2007 to December 31, 2007 (going concern basis), for the Period January 1, 2007 to May 31, 2007 (liquidation basis) and for the Year Ended December 31, 2006 (liquidation basis)
F-7
Notes to Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc.

We have audited the accompanying consolidated balance sheets (going concern basis) of Reis, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows (going concern basis) for the year ended December 31, 2008 and for the period from June 1, 2007 to December 31, 2007. We have also audited the consolidated statements of changes in net assets in liquidation and cash flows (liquidation basis) for the period from January 1, 2007 to May 31, 2007 and the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position (going concern basis) of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows (going concern basis) for the year ended December 31, 2008 and for the period from June 1, 2007 to December 31, 2007 and the changes in consolidated net assets in liquidation and cash flows (liquidation basis) for the period from January 1, 2007 to May 31, 2007 and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

Chicago, Illinois March 10, 2009	/s/ Ernst & Young LLP

REIS, INC.
 CONSOLIDATED BALANCE SHEETS
(GOING CONCERN BASIS)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$24,151,720	$23,238,490
Restricted cash and investments	3,081,469	3,663,789
Receivables, prepaid and other assets	5,944,607	8,068,675
Real estate assets	7,137,636	20,731,762
Total current assets	40,315,432	55,702,716
Furniture, fixtures and equipment, net	1,737,430	2,257,045
Other real estate assets	—	6,040,204
Intangible assets, net of accumulated amortization of $5,981,961 and $1,967,608, respectively	23,161,695	25,353,030
Goodwill	54,824,648	54,824,648
Other assets	398,334	670,829
Total assets	$120,437,539	$144,848,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$189,136	$175,610
Current portion of Bank Loan	3,500,000	1,500,000
Construction payables	156,653	2,791,896
Construction loans payable	5,077,333	13,382,780
Accrued expenses and other liabilities	5,365,034	8,629,376
Reserve for option liability	55,830	527,034
Deferred revenue	12,120,997	13,262,114
Total current liabilities	26,464,983	40,268,810
Non-current portion of Bank Loan	19,250,000	22,750,000
Other long-term liabilities	988,716	816,741
Deferred tax liability, net	66,580	1,313,580
Total liabilities	46,770,279	65,149,131
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,988,623 and 10,984,517 shares issued and outstanding, respectively	219,772	219,690
Additional paid in capital	100,384,302	98,936,084
Retained earnings (deficit)	(26,936,814)	(19,456,433)
Total stockholders’ equity	73,667,260	79,699,341
Total liabilities and stockholders’ equity	$120,437,539	$144,848,472

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)

	For the Year Ended December 31, 2008	For the Period June 1, 2007 to December 31, 2007

Revenue:
Subscription revenue	$25,851,168	$14,615,126
Revenue from sales of residential units	21,769,898	21,751,781
Total revenue	47,621,066	36,366,907
Cost of sales:
Cost of sales of subscription revenue	5,474,273	2,920,286
Cost of sales of residential units	18,253,496	18,651,033
Impairment loss on real estate assets	9,708,000	3,148,932
Total cost of sales	33,435,769	24,720,251
Gross profit	14,185,297	11,646,656
Operating expenses:
Sales and marketing	5,139,526	3,349,804
Product development	1,907,518	971,058
Property operating expenses	1,167,642	746,122
General and administrative expenses, inclusive of reductions attributable to stock based liability amounts of $(415,728) and $(1,847,391), respectively	13,963,397	8,180,348
Total operating expenses	22,178,083	13,247,332
Other income (expenses):
Interest and other income	586,760	705,848
Interest expense	(1,182,355)	(1,003,144)
Loss on redemption transaction	—	(54,427)
Minority interest (expense) benefit	—	(76,777)
Total other income (expenses)	(595,595)	(428,500)
(Loss) before income taxes	(8,588,381)	(2,029,176)
Income tax (benefit)	(1,108,000)	(739,000)
Net (loss)	$(7,480,381)	$(1,290,176)

Net (loss) per common share:
Basic	$(0.68)	$(0.12)
Diluted	$(0.71)	$(0.28)

Weighted average number of common shares outstanding:
Basic	10,984,963	10,983,526
Diluted	11,131,620	11,197,146

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)

	For the Period January 1, 2007 to May 31, 2007	For the Year Ended December 31, 2006

Net assets in liquidation – beginning of period	$57,595,561	$56,569,414
Operating income	767,534	1,767,467
Exercise of stock options	—	1,008,035
Changes in net real estate assets under development, net of minority interest and estimated income taxes	(1,804,889)	1,551,640
Provision for option cancellation reserve	—	(4,226,938)
Change in option cancellation reserve	(4,635,589)	925,943
Distributions to stockholders	—	—
Increase (decrease) in net assets in liquidation	(5,672,944)	1,026,147
Net assets in liquidation – end of period	51,922,617	$57,595,561

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:
Adjustment of real estate investments, investment in Private Reis and other assets from net realizable value to lower of historical cost or market value	(17,764,502)
Reversal of previously accrued liquidation costs, net of accrued liabilities	14,667,431
Stockholders’ equity – May 31, 2007 (going concern basis) (simultaneous to Merger)	$48,825,546

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(GOING CONCERN BASIS)
FOR THE YEAR ENDED DECEMBER 31, 2008 AND
FOR THE PERIOD JUNE 1, 2007 TO DECEMBER 31, 2007

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, June 1, 2007 (simultaneous to Merger)	6,695,246	$133,905	$66,857,898	$(18,166,257)	$48,825,546
Stock issuance for Merger consideration, net	4,077,201	81,544	28,697,109	—	28,778,653
Options exercised	212,070	4,241	2,258,546	—	2,262,787
Stock based compensation	—	—	1,122,531	—	1,122,531
Net (loss) for the period June 1, 2007 to December 31, 2007	—	—	—	(1,290,176)	(1,290,176)
Balance, December 31, 2007	10,984,517	219,690	98,936,084	(19,456,433)	79,699,341

Shares issued for settlement of vested director restricted stock units	6,506	130	(130)	—	—
Stock based compensation	—	—	1,457,094	—	1,457,094
Stock repurchases	(2,400)	(48)	(8,746)	—	(8,794)
Net (loss)	—	—	—	(7,480,381)	(7,480,381)
Balance, December 31, 2008	10,988,623	$219,772	$100,384,302	$(26,936,814)	$73,667,260
See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	2007		For the Year Ended December 31, 2006
		June 1 to December 31	January 1 to May 31
	Going Concern Basis	Going Concern Basis	Liquidation Basis	Liquidation Basis

cash flows from operating activities:
Change in net assets in liquidation from:
Interest and other income and expense, net			$767,534	$1,767,467
Operating activities of real estate assets under development, net			(2,086,720)	1,551,640
			(1,319,186)	3,319,107
Net (loss) for (periods subsequent to liquidation accounting)	$(7,480,381)	$(1,290,176)	—	—
Adjustments to reconcile to net cash provided by (used in) operating activities:
Loss on redemption of joint venture interest	—	54,427	—	—
Deferred tax benefit	(1,247,000)	(785,000)	—	—
Impairment loss on real estate assets	9,708,000	3,148,932	—	—
Depreciation	699,077	429,548	—	—
Amortization of intangible assets	4,014,353	1,967,608	—	—
Change in fair value of interest rate cap	19,352	89,689	—	—
Stock based compensation charges	1,457,094	1,122,531	—	—
Undistributed minority interest	—	76,777	363,427	54,530
Changes in assets and liabilities:
Restricted cash and investments	582,320	193,525	(692,030)	1,295,617
Real estate assets	12,471,301	4,048,151	3,833,599	2,745,288
Receivables, prepaid and other assets	2,148,120	(3,665,724)	1,082,090	(1,146,401)
Accrued expenses and other liabilities	(2,903,232)	1,577,360	(553,153)	(1,458,897)
Reserve for estimated costs during the liquidation period	—	—	(3,634,454)	(5,755,194)
Reserve for option liability	(415,728)	(1,847,391)	—	—
Deferred revenue	(1,141,117)	2,749,949	—	—
Construction payables	(2,635,243)	(1,242,881)	1,047,275	(1,652,273)
Net cash provided by (used in) operating activities	15,276,916	6,627,325	127,568	(2,598,223)

cash flows from investing activities:
Web site and database development costs	(1,823,018)	(1,022,488)	—	—
Furniture, fixtures and equipment additions	(201,262)	(77,711)	—	—
Proceeds from sale of furniture, fixtures and equipment	21,800	—	—	—
Investments in other real estate assets	(2,544,971)	(1,137,498)	—	—
Return of capital from investments in joint ventures	229,091	—	120,000	—
Cash portion of Reis Merger consideration, net of cash acquired	—	(6,526,981)	—	—
Merger costs	—	(1,930,786)	(728,167)	(2,022,904)
Purchase of minority owner’s interest in subsidiary	—	(1,200,000)	—	—
Proceeds from sale of real estate	—	—	—	1,296,883
Net cash (used in) investing activities	(4,318,360)	(11,895,464)	(608,167)	(726,021)

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Year Ended December 31, 2008	2007		For the Year Ended December 31, 2006
		June 1 to December 31	January 1 to May 31
	Going Concern Basis	Going Concern Basis	Liquidation Basis	Liquidation Basis

cash flows from financing activities:
Borrowings from construction loans payable	5,169,470	11,277,576	6,441,798	29,342,766
Repayments of construction loans payable	(13,474,917)	(15,739,272)	(8,726,783)	(28,463,649)
Repayment of Bank Loan	(1,500,000)	(750,000)	—	—
Repayments on capitalized equipment leases and other debt	(175,609)	(107,470)	—	—
Purchase of interest rate cap	—	(109,000)	—	—
Exercise of stock options	—	—	281,831	1,008,035
Payments for option cancellations	(55,476)	(2,631,785)	—	(667,587)
Stock repurchases	(8,794)	—	—	—
Minority interest investment	—	—	—	175,176
Distributions to minority interest	—	—	—	(47,250)
Net cash (used in) provided by financing activities	(10,045,326)	(8,059,951)	(2,003,154)	1,347,491
Net increase (decrease) in cash and cash equivalents	913,230	(13,328,090)	(2,483,753)	(1,976,753)
Cash and cash equivalents, beginning of period	23,238,490	36,566,580	39,050,333	41,027,086
Cash and cash equivalents, end of period	$24,151,720	$23,238,490	$36,566,580	$39,050,333

supplemental information:
Cash paid during the period for interest, excluding interest funded by construction loans	$1,746,270	$1,409,467	$118,715	$—
Cash paid during the period for income taxes, net of refunds (tax refunds in excess of income taxes paid)	$97,864	$2,656	$185,075	$(63,349)

supplemental schedule of non-cash investing and financing activities:
Shares issued for settlement of vested director restricted stock units	$130
Reclassification of other real estate assets to current real estate assets at December 31, 2008	$3,438,175
Release of shares held in deferred compensation plan				$5,181,985
Provision for option cancellation liability				$4,226,938
Increase in option cancellation liability			$4,635,589	$925,943
Net transfer of deferred compensation assets and related liability				$14,720,730
Accrual for unpaid merger costs			$1,075,563	$654,860
Issuance of common stock for merger consideration, net (see Note 1 for assets acquired and liabilities assumed in the Merger)		$28,778,653
Exercise of stock options through the receipt of tendered shares		$2,262,787
Redemption of partner’s interest in real estate:
Residential units available for sale		$(634,258)
Minority interest		$553,062
Accrued expenses and other liabilities		$26,769

See Notes to Consolidated Financial Statements

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business, Merger and Terminated Plan of Liquidation

Organization and Business

Reis, Inc., the “Company” or “Reis” (formerly Wellsford Real Properties, Inc. (“Wellsford”)), is a Maryland corporation. The name change from Wellsford to Reis occurred in June 2007 after the completion of the May 2007 merger (which event we refer to as the “Merger”) of the privately held company, Reis, Inc. (“Private Reis”) with and into Reis Services, LLC (“Reis Services”), a wholly-owned subsidiary of Wellsford.

Reis Services’s Historic Business

The Company’s primary business is providing commercial real estate market information and analytical tools for its customers. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Private Reis was founded in 1980 as a provider of commercial real estate market information. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides web-browser based online access to information and analytical tools designed to facilitate both debt and equity transactions and ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Reis continues to develop and introduce new products, expand and add new markets and data, and find new ways to deliver existing information to meet and anticipate client demand.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997.  Prior to the adoption of the Company’s Plan of Liquidation, which we refer to as the Plan (see below), the Company was operating as a real estate merchant banking firm which acquired, developed, financed and operated real properties and invested in private real estate companies. The Company’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in Private Reis. The Company is seeking to exit the residential development business in order to focus solely on the Reis Services business.

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

The Merger agreement provided for half of the aggregate consideration to be paid in Company stock and the remaining half to be paid in cash to Private Reis stockholders, except Wellsford Capital, the Company’s subsidiary which owned a 23% converted preferred interest and which received only Company stock. The Company issued 4,237,074 shares of common stock to Private Reis stockholders, other than Wellsford Capital, used $25,000,000 of the cash consideration (which was funded by a $27,000,000 bank loan facility (the “Bank Loan”), the commitment for which was obtained by Private Reis in October 2006 and was drawn upon immediately prior to the Merger), and paid approximately $9,573,000, which the Company provided. The per share value of the Company’s common stock, for purposes of the exchange of stock interests in the Merger, had been previously established at $8.16 per common share.

The Company’s acquisition costs, excluding assumed liabilities, are summarized as follows:

Value of shares of Company stock	$30,083,225
Cash paid for Private Reis shares	9,573,452
Capitalized merger costs	5,386,717
Historical cost of Company’s 23% interest in Private Reis	6,790,978
Total before officer loan settlement	51,834,372
Officer loan settlement (see below)	(1,304,572)
Total	$50,529,800

The value of the Company’s stock for purposes of recording the acquisition was based upon the average closing price of the Company’s stock for a short period near the date that the merger agreement was executed of $7.10 per common share, as provided for under the existing accounting literature.

As the Company was the acquirer for accounting purposes, the acquisition was accounted for as a purchase by the Company. Accordingly, the acquisition price of the remainder of Private Reis acquired in this transaction, combined with the historical cost basis of the Company’s historical investment in Private Reis, has been allocated to the tangible and intangible assets acquired and liabilities assumed based on respective fair values.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Organization, Business, Merger and Terminated Plan of Liquidation (continued)

The following summarizes management’s allocation of the fair value of the assets acquired and liabilities assumed at the date of the acquisition (May 31, 2007) after the settlement of the officer loans. The Company finalized the preliminary purchase price allocation in December 2007, which primarily resulted in an increase to the customer relationships intangible asset and a decrease in goodwill compared to the Company’s preliminary estimates. These adjustments are within the permitted time period for completing such an assessment under the existing accounting rules.

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

Unaudited Pro Forma For the Year Ended December 31, 2007
Revenue:
Subscription revenue	$23,667,637
Revenue from sales of residential units	34,222,743
Total revenue	57,890,380
Cost of sales:
Cost of sales of subscription revenue	5,108,134
Cost of sales of residential units	29,545,922
Impairment loss on real estate assets under development	5,889,316
Total cost of sales	40,543,372
Gross profit	17,347,008
Operating expenses:
Sales and marketing	5,984,229
Product development	1,715,271
Property operating expenses	1,082,102
General and administrative expenses	20,357,816
Total operating expenses	29,139,418
Total other income (expenses)	(1,503,339)
(Loss) before income taxes and discontinued operations	(13,295,749)
Income tax benefit	(1,142,000)
Net (loss)	$(12,153,749)
Per share amounts, basic and diluted:
Net (loss)	$(1.12)
Weighted average number of common shares outstanding:
Basic and diluted	10,880,122

Plan of Liquidation and Return to Going Concern Accounting

On May 19, 2005, the Board approved the Plan, and on November 17, 2005, the Company’s stockholders ratified the Plan. The Plan contemplated the orderly sale of each of the Company’s remaining assets, which were either owned directly or through the Company’s joint ventures, the collection of all outstanding loans from third parties, the orderly disposition or completion of construction of development properties, the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders. The Plan also permitted the Board to acquire additional Private Reis shares and/or discontinue the Plan without further stockholder approval. Upon consummation of the Merger, the Plan was terminated.

As required by Generally Accepted Accounting Principles, or GAAP, the Company adopted the liquidation basis of accounting as of the close of business on November 17, 2005. Under the liquidation basis of accounting, assets were stated at their estimated net realizable value and liabilities were stated at their estimated settlement amounts, which estimates were periodically reviewed and adjusted as appropriate.  The reported amounts for net assets in liquidation presented development projects at estimated net realizable values giving effect to the present value discounting of estimated net proceeds therefrom. All other assets were presented at estimated net realizable value on an undiscounted basis. The amount also included reserves for future estimated general and administrative expenses and other costs and for cash settlements on outstanding stock options during the liquidation.

The Company returned to the going concern basis of accounting effective upon completion of the Merger on May 31, 2007.

REIS, INC.
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

Variable Interests

During 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”) under the provisions of FIN 46R. An entity is a VIE when (1) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (2) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE.  The Company had an investment in one VIE, which was consolidated at December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007.  A second VIE was consolidated until November 2007, at which time, the other member’s interests in the VIE were redeemed, the Company became the 100% owner of the entity and it was no longer a VIE.

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

Under SFAS No. 144 and the going concern basis of accounting, if estimated cash flows on an undiscounted basis are insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value is recognized. The Company recorded impairment charges aggregating approximately $9,708,000 and $3,149,000 in December 2008 and 2007, respectively, which are reflected as a component of cost of sales on the statements of operations.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.  The December 2008 impairment charges also reflect a change in intent and a lowering of management’s expectations of sales prices with respect to the two properties as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots during 2009.  For the

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

December 2007 calculation, the Company utilized assumptions in its discounted cash flow model that reflected the negative impact of market conditions at that time and the negative effects on sales revenue, sales velocity, costs and the development plan.  See Note 3 for additional information regarding the impairment charges.

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

Intangible Assets, Amortization and Impairment

Web Site Development Costs

The Company follows Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” which requires that costs of developing a web site should be accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use” (“SOP 98-1”). The Company expenses all internet web site costs incurred during the preliminary project stage.  All direct external and internal development and implementation  costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years.

The value ascribed to the web site development intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three years.  Amortization of all capitalized web site development costs is charged to product development expense.

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

The value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three or five years. Amortization of all capitalized database costs is charged to cost of sales.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets Impairment

Goodwill is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are based upon a number of estimates and assumptions and includes consideration of the 2008 unsolicited offer for the Company at $8.75 per share.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed to be impaired.  If the fair value of the reporting unit is less than its carrying value, a second step is required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. There was no goodwill impairment identified in 2008 or 2007.

SFAS No. 142 also requires that intangible assets, with determinable useful lives, be amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, and also that the carrying amount of amortizable intangible assets be reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired.  The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.  There was no intangible asset impairment identified in 2008 or 2007.

Goodwill and a major portion of the other intangible assets recorded at the time of the Merger are not deductible for income tax purposes, as a result of the tax treatment of the Merger.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing or financing commitments. Such costs are amortized by the Company over the expected term of the respective agreements or, if related to development assets, is included in the basis of the project to be expensed as homes/units are sold.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

▪	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
▪
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

▪	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

During 2008, the Company’s interest rate cap for the Bank Loan, which is the only asset or liability instrument of the Company impacted by SFAS No. 157, was valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and is classified within Level 2 of the valuation hierarchy.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-2

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

 Summary of Significant Accounting Policies (continued)

partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and as a result is effective for the Company beginning January 1, 2009.  The Company does not expect the adoption of FSP FAS 157-2 to have a material effect on the consolidated results of operations or financial position.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and became effective upon issuance, including prior periods for which financial statements have not been issued.  The Company’s adoption of FSP FAS 157-3 did not have a material effect on the consolidated financial statements at December 31, 2008.

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

Sales of real estate assets, including condominium units, single family homes and sales of lots individually or in bulk are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method is not used for recording sales on condominium units as down payments are nominal and collectability of the sales price from such a deposit is not reasonably assured until closing.

Interest revenue is recorded on an accrual basis.

Share Based Compensation

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued) Reserve for Option Liability

The Company accrues a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award.  This liability is adjusted to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) the changes in the market price of the Company’s common stock. The reserve for option cancellations was approximately $56,000 and $527,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, of the 528,473 outstanding options, 136,473 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. The liability for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

See Note 10 for activity with respect to stock options and restricted stock units.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained or there is a satisfactory resolution of the tax position. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. There was no financial statement impact upon the adoption of FIN 48, effective January 1, 2007.

Per Share Data

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and the consideration of restricted stock awards. The following table details the computation of earnings per common share, basic and diluted:

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

	For the Year Ended December 31, 2008	For the Period June 1, 2007 to December 31, 2007
Numerator:
Net (loss) income for basic calculation	$(7,480,381)	$(1,290,176)
Adjustments to net (loss) for the income statement impact of dilutive securities	(415,728)	(1,847,391)
Net (loss) income for dilution calculation	$(7,896,109)	$(3,137,567)

Denominator:
Denominator for net (loss) income per common share, basic — weighted average common shares	10,984,963	10,983,526
Effect of dilutive securities:
RSUs	—	—
Stock options	146,657	213,620
Denominator for net (loss) income per common share, diluted — weighted average common shares	11,131,620	11,197,146
Net (loss) income per common share:
Basic	$(0.68)	$(0.12)
Diluted	$(0.71)	$(0.28)

Potentially dilutive securities include all stock based awards.  For the year ended December 31, 2008, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.  For the period June 1, 2007 to December 31, 2007, all such awards, other than option awards accounted for under the liability method, were antidilutive.

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

Reclassification

Amounts in certain accounts as presented in the Consolidated Statements of Operations (going concern basis), as well as in Footnote 3 have been reclassified. This reclassification does not result in a change to the previously reported net income or net income per share for any of the periods presented to conform to the current period presentation.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the determination of purchase price, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have an impact on the consolidated financial statements.

Liquidation Basis of Accounting

With the approval of the Plan by the stockholders, the Company adopted the liquidation basis of accounting effective as of the close of business on November 17, 2005. The liquidation basis of accounting was used through May 31, 2007 when the Merger was completed and at the same time the Plan was terminated.

Under the liquidation basis of accounting, assets were stated at their estimated net realizable value and liabilities were stated at their estimated settlement amounts, which estimates were periodically reviewed and adjusted as appropriate. The Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represented estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan and dissolution. The actual values and costs associated with carrying out the Plan were expected to differ from the amounts shown herein because of the inherent uncertainty and would be greater than or less than the amounts recorded. In particular, the estimates of the Company’s costs vary with the length of time it operated under the Plan. In addition, the estimate of net assets in liquidation per share, except for projects under development, did not incorporate a present value discount.

Under the liquidation basis of accounting, sales revenue and cost of sales are not separately reported within the Statements of Changes in Net Assets as the Company has already reported the net realizable value of each development project at the applicable balance sheet dates.

Valuation Assumptions

Under the liquidation basis of accounting, (i) the carrying amounts of assets were adjusted to their estimated net realizable values and (ii) the carrying amounts of liabilities, including the estimated costs associated with implementing the Plan, were adjusted to estimated settlement amounts. Value estimates were updated by the Company for each reporting period since the Plan was adopted. The following are the significant assumptions utilized by management in assessing the value of assets and the expected settlement amounts of liabilities under the liquidation basis of accounting.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

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

The following is a summary of the changes in the Reserve for Estimated Costs During the Liquidation Period:

	For the Five Months Ended May 31, 2007
	Balance at December 31, 2006	Adjustments and Payments	Balance at May 31, 2007(A)

Payroll, benefits, severance and retention costs	$8,982,000	$(2,260,000)	$6,722,000
Professional fees	3,560,000	(689,000)	2,871,000
Other general and administrative costs	5,760,000	(686,000)	5,074,000
Total	$18,302,000	$(3,635,000)	$14,667,000

(A)
Excludes liabilities aggregating approximately $1,770,000 remaining upon return to the going concern basis of accounting. This amount is included in the adjustments and payments for the five months ended May 31, 2007.

\

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

	For the Year Ended December 31, 2006
	Balance at December 31, 2005	Adjustments and Payments	Balance at December 31, 2006

Payroll, benefits, severance and retention costs	$11,963,000	$(2,981,000)	$8,982,000
Professional fees	4,715,000	(1,155,000)	3,560,000
Other general and administrative costs	7,379,000	(1,619,000)	5,760,000
Total	$24,057,000	$(5,755,000)	$18,302,000

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

(amounts in thousands)

Condensed Balance Sheet Data		Residential Development Activities
December 31, 2008	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$11,846	$6	$356	$68	$11,876	$24,152
Restricted cash and investments	241	45	1,835	960	—	3,081
Receivables, prepaid and other assets	5,791	—	—	(61)	215	5,945
Real estate assets	—	2,533	2,403	2,202	—	7,138
Total current assets	17,878	2,584	4,594	3,169	12,091	40,316
Furniture, fixtures and equipment, net	1,631	29	3	28	46	1,737
Intangible assets, net	23,161	—	—	—	—	23,161
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	398	—	—	1	—	399
Total assets	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans and other debt	$189	$—	$—	$—	$—	$189
Current portion of Bank Loan	3,500	—	—	—	—	3,500
Construction payables	—	41	109	7	—	157
Construction loans payable	—	—	5,077	—	—	5,077
Accrued expenses and other liabilities	1,090	837	1,354	207	1,877	5,365
Reserve for option liability	—	—	—	—	56	56
Deferred revenue	12,121	—	—	—	—	12,121
Total current liabilities	16,900	878	6,540	214	1,933	26,465
Non-current portion of Bank Loan	19,250	—	—	—	—	19,250
Other long-term liabilities	929	—	—	60	—	989
Deferred tax liability, net	7,821	—	—	—	(7,754)	67
Total liabilities	44,900	878	6,540	274	(5,821)	46,771
Total stockholders’ equity	55,371	1,735	(1,943)	2,924	15,580	73,667
Total liabilities and stockholders’ equity	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the		Residential Development Activities
Year Ended December 31, 2008	Reis	Palomino	East	Other
(Going Concern Basis)	Services	Park	Lyme	Developments	Other*	Consolidated

Revenue:
Subscription revenue	$25,851	$—	$—	$—	$—	$25,851
Revenue from sales of residential units	—	16,469	5,300	—	—	21,769
Total revenue	25,851	16,469	5,300	—	—	47,620
Cost of sales:
Cost of sales of subscription revenue	5,474	—	—	—	—	5,474
Cost of sales of residential units	—	13,415	4,838	—	—	18,253
Impairment loss on real estate assets under development	—	—	6,999	2,709	—	9,708
Total cost of sales	5,474	13,415	11,837	2,709	—	33,435
Gross profit	20,377	3,054	(6,537)	(2,709)	—	14,185
Operating expenses:
Sales and marketing	5,140	—	—	—	—	5,140
Product development	1,908	—	—	—	—	1,908
Property operating expenses	—	1,008	94	65	—	1,167
General and administrative	6,288	1,092	264	185	6,134	13,963
Total operating expenses	13,336	2,100	358	250	6,134	22,178
Other income (expenses):
Interest and other income	229	109	4	23	222	587
Interest (expense)	(1,332)	—	(111)	—	261	(1,182)
Total other income (expense)	(1,103)	109	(107)	23	483	(595)
Income (loss) before income taxes	$5,938	$1,063	$(7,002)	$(2,936)	$(5,651)	$(8,588)

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Period June 1, 2007 to December 31, 2007 (Going Concern Basis)		Residential Development Activities
	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$14,615	$—	$—	$—	$—	$14,615
Revenue from sales of residential units	—	14,807	6,945	—	—	21,752
Total revenue	14,615	14,807	6,945	—	—	36,367
Cost of sales:
Cost of sales of subscription revenue	2,920	—	—	—	—	2,920
Cost of sales of residential units	—	12,356	6,295	—	—	18,651
Impairment loss on real estate assets under development	—	—	3,149	—	—	3,149
Total cost of sales	2,920	12,356	9,444	—	—	24,720
Gross profit	11,695	2,451	(2,499)	—	—	11,647
Operating expenses:
Sales and marketing	3,350	—	—	—	—	3,350
Product development	971	—	—	—	—	971
Property operating expenses	—	728	20	(1)	—	747
General and administrative	3,802	1,373	63	5	2,937	8,180
Total operating expenses	8,123	2,101	83	4	2,937	13,248
Other income (expenses):
Interest and other income	112	43	3	(5)	553	706
Interest (expense)	(1,353)	—	(75)	—	425	(1,003)
Loss on redemption transaction	—	—	—	(54)	—	(54)
Minority interest (expense)	—	(77)	—	—	—	(77)
Total other income (expense)	(1,241)	(34)	(72)	(59)	978	(428)
Income (loss) before income taxes	$2,331	$316	$(2,654)	$(63)	$(1,959)	$(2,029)

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2008 and for a description of the Merger.

No individual customer accounted for more than 2.4% of Reis Services’s revenues for the year ended December 31, 2008 or for the period June 1, 2007 to December 31, 2007.  The 24 largest customers in the aggregate accounted for 31.7% of Reis Services’s revenue for the year ended December 31, 2008, of which 13 customers each accounted for greater than 1% of our revenue.

The balance of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets on the Consolidated Balance Sheets at December 31, 2008 and 2007, are as follows:

	Balance at December 31,
	2008	2007

Customer receivables	$5,641,000	$7,070,000
Allowance for doubtful accounts	(38,000)	(42,000)
Customer receivables, net	$5,603,000	$7,028,000

Fifteen customers accounted for an aggregate of approximately 53.0% of Reis Services’s accounts receivable at December 31, 2008, including four  customers in excess of 4.0% with the largest representing 8.3%. Nine customers accounted for an aggregate of approximately 44.0% of Reis Services accounts receivable at December 31, 2007, including four customers in excess of 5.0% with the largest representing 7.0%.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

At December 31, 2008 and 2007, no customer accounted for more than 3.8% and 4.3%, respectively, of deferred revenue.

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

Residential Development Activities

At December 31, 2008, the Company’s residential development activities and other investments were comprised of the following:

▪	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 239 Gold Peak units were sold as of December 31, 2008.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 33 homes and lots (25 homes and eight lots) were sold as of December 31, 2008.

▪	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres (“Claverack”).

▪	Wellsford Mantua, a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits.

Palomino Park

The Company has been the developer and managing owner of Palomino Park, a five phase, 1,707 unit multifamily residential development in Highlands Ranch, a southern suburb of Denver, Colorado. Three phases aggregating 1,184 units were operated as rental properties until they were sold in November 2005. The 264 unit Silver Mesa phase was converted into condominiums (sales commenced in February 2001 and by August 2005 the Company had sold all 264 units). The Gold Peak phase is a 259 unit for-sale condominium project.

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the remaining 29 acre land parcel of Palomino Park. Gold Peak unit sales commenced in January 2006. At December 31, 2008, there were two Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Years Ended December 31,			Project Total Through December 31, 2008
	2008	2007	2006

Number of units sold	54	77	108	239
Gross sales proceeds	$16,469,000	$24,226,000	$31,742,000	$72,437,000
Principal paydown on Gold Peak Construction Loan	$8,313,000	$15,681,000	$24,528,000	$48,522,000

Palomino Park Transactions

On September 30, 2007, the Company purchased the remaining 7.075% interest in the corporation that owns the remaining Palomino Park assets for $1,200,000 from Equity Residential.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. At that time, the buyer held back approximately $396,000, of which approximately $192,000 was received by the Company in September 2007 and the balance of approximately $204,000 was received in September 2008.

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

After the initial land purchase, the Company executed an agreement with a homebuilder to construct the homes for this project.  The homebuilder is a 5% partner in the project and receives other consideration.

On March 4, 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement.  As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and for its 5% interest.

The model home was completed during the fourth quarter of 2005 and home sales commenced in June 2006. At December 31, 2008, there were no East Lyme homes under contract and four homes, including the model, were in inventory. The following table provides information regarding East Lyme sales:

	For the Years Ended December 31,			Project Total Through December 31, 2008
	2008	2007	2006

Number of homes and lots sold (A)	14	14	5	33
Gross sales proceeds	$5,300,000	$9,797,000	$3,590,000	$18,687,000
Principal paydown on East Lyme Construction Loan	$5,162,000	$8,785,000	$3,246,000	$17,193,000

(A)
In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000.  All of the transaction proceeds were used to partially repay the project’s construction loan.

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. Remediation costs were considered in evaluating the value of the property for liquidation basis purposes at May 31, 2007. This estimate continues to be recognized as a liability in the going concern balance sheets at December 31, 2008 and 2007. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place). In December 2008 and 2007, the Company recorded impairment charges aggregating approximately $6,999,000 and $3,149,000, respectively, related to East Lyme and the East Lyme Land.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.  The December 2008 impairment charges also reflect a change in intent and a lowering of management’s expectations of sales prices as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots during 2009.  For the December 2007 calculation, the Company utilized assumptions in its discounted cash flow model that reflected the negative impact of market conditions at that time and the negative effects on sales revenue, sales velocity, costs and

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

the development plan.  Further deterioration in market conditions or other factors may result in additional impairment charges in future periods.  There can be no assurance that the Company will be able to sell any or all of the four houses in inventory, or the remaining lots individually or in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

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

Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008. The Company intends to sell the improved lots and two model homes either individually or in a bulk sale transaction and is working with local and regional brokers.

In December 2008, the Company recorded an impairment charge of approximately $2,709,000 for the Claverack project.  The December 2008 impairment charge was, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future. This charge also reflects a change in intent to sell the project in a single transaction and a lowering of management’s expectations of sales prices as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots during 2009.

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

Wellsford Mantua

During November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan is secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which includes at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidated Wellsford Mantua at December 31, 2008 and 2007. The Company’s investment in Wellsford Mantua was approximately $290,000 and $289,000 at December 31, 2008 and 2007, respectively.

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	December 31,
	2008	2007

Deposits and escrows related to residential development activities	$2,840,000	$3,430,000
Certificate of deposit/security for office lease (A)	241,000	234,000
	$3,081,000	$3,664,000

(A)
In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided a letter of credit through a bank to the lessor. The letter of credit is supported by the certificate of deposit issued by that bank (see Note 11).

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Cash and Investments (continued)

On January 5, 2009, the Company received $510,000 from the town of Claverack related to the release of a cash escrow for the completion of road work, thereby reducing the balance of restricted cash and investments related to residential development activities to $2,330,000.

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, based upon the finalized allocation of the purchase price of Private Reis and additional capitalized costs since the Merger, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2008	2007

Database	$9,178,000	$8,243,000
Accumulated amortization	(2,943,000)	(1,025,000)
Database, net	6,235,000	7,218,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(1,461,000)	(445,000)
Customer relationships, net	12,639,000	13,655,000
Web site	3,065,000	2,177,000
Accumulated amortization	(1,077,000)	(299,000)
Web site, net	1,988,000	1,878,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(501,000)	(198,000)
Acquired below market lease, net	2,299,000	2,602,000
Intangibles, net	$23,161,000	$25,353,000

The Company capitalized approximately $935,000 and $550,000 during the year ended December 31, 2008 and the period June 1, 2007 to December 31, 2007, respectively, to the database intangible asset and $888,000 and $473,000 during the year ended December 31, 2008 and the period June 1, 2007 to December 31, 2007, respectively, to the web site intangible asset.

Amortization expense for intangibles and other assets aggregated approximately $4,015,000 for the year ended December 31, 2008, of which approximately $1,918,000 related to the database, which is charged to cost of sales, approximately $1,016,000 related to customer relationships, which is charged to sales and marketing expense, approximately $778,000 related to web site development, which is charged to product development expense, and approximately $303,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment. Amortization expense for intangibles and other assets aggregated approximately $1,967,000 for the period June 1, 2007 to December 31, 2007, of which approximately $1,025,000 related to the database, approximately $445,000 related to customer relationships, approximately $299,000 related to web site development and approximately $198,000 related to the value ascribed to the below market terms of the office lease.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2008 follows.

(amounts in thousands)

For the Year Ended December 31,	Amount

2009	$4,322
2010	3,846
2011	3,205
2012	2,024
2013	1,309
Thereafter	8,455
Total	$23,161

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Debt

At December 31, 2008 and 2007, the Company’s debt consisted of the following:

	Initial Maturity Date	Stated Interest Rate at December 31, 2008	December 31,
Debt/Project			2008	2007

Debt:
Reis Services Bank Loan	September 2012	LIBOR + 1.50%(A)	$22,750,000	$24,250,000
Gold Peak Construction Loan	November 2009	LIBOR + 1.65%(B)	—	6,417,000
East Lyme Construction Loan (C)	June 2009	LIBOR + 2.50%	5,077,000	6,966,000
Other long term debt	Various	Fixed/Various	403,000	578,000
Total debt			28,230,000	38,211,000
Less current portion			8,767,000	15,059,000
Long term portion			$19,463,000	$23,152,000
Total construction loans payable			$5,077,000	$13,383,000
Carrying amount of real estate assets collateralizing construction loans payable			$876,000	$20,000,000
Cash held in financial institutions in which a security interest is granted for construction debt			$177,000	$3,808,000
Total assets of Reis Services as a security interest for the Bank Loan			$100,271,000	$97,530,000

(A)	Depending upon the leverage ratio, as defined in the Bank Loan agreement, the spread to LIBOR may range from 3.00% to 1.50% as described below.
(B)	Principal payments were made from sales proceeds upon the sale of individual homes.
(C)
The East Lyme Construction Loan had an initial maturity date in December 2007.  On April 28, 2008, an extension was completed, including a change in the interest rate to LIBOR + 2.50% from LIBOR + 2.15% and other term and covenant modifications (see below).

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. Commencing in 2009, the Bank Loan allows for cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during 2008 or 2007.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR plus 1.50% and LIBOR plus 2.50% at December 31, 2008 and 2007, respectively (LIBOR was 0.44% and 4.60% at December 31, 2008 and 2007, respectively). LIBOR spreads are based on a leverage ratio, as defined in the credit agreement. Interest spreads could range from a high of LIBOR plus 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR plus 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The fair value of the cap was approximately $19,000 at December 31, 2007 and it had no value at December 31, 2008.  The decrease in the fair value of approximately $19,000 and $90,000 during the year ended December 31, 2008 and the period June 1, 2007 to December 31, 2007, respectively, was recorded as interest expense.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Debt (continued)

In connection with obtaining the Bank Loan, Reis Services paid fees and incurred third party costs aggregating approximately $501,000 which are amortized over the term of the loan. Such costs are included as other assets in the accompanying financial statements.

Residential Development Debt

In April 2005, the Company obtained revolving development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000 (the “Gold Peak Construction Loan”). The Gold Peak Construction Loan bore interest at LIBOR + 1.65% per annum, was set to mature in November 2009 and had additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occurred as costs were expended and principal repayments were made as units were sold. In August 2008, the Gold Peak Construction Loan was retired, utilizing proceeds from condominium unit sales. The Company had borrowed and repaid approximately $48,522,000 over the 40 month period that the loan was outstanding. As a result, the remaining unsold units are unencumbered.

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000 (the “East Lyme Construction Loan”).  The East Lyme Construction Loan was extended with term modifications in April 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require periodic minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts.

The East Lyme Construction Loan requires the Company to have a minimum GAAP net worth, as defined, of $50,000,000. The Company may be required to make an additional $2,000,000 cash collateral deposit for the East Lyme Construction Loan if net worth, as defined, is below $50,000,000. The Company is required to maintain a minimum liquidity level at each quarter end for the East Lyme Construction Loan. As a result of the extension and modification on the East Lyme Construction Loan, the minimum liquidity level was reduced to $7,500,000 from $10,000,000, with additional reductions based upon principal repayments.  The required minimum liquidity level at December 31, 2008 was approximately $4,297,000.

On January 15, 2009, the Company made a required minimum principal repayment of $900,000, reducing the outstanding balance of the East Lyme Construction Loan to $4,177,000 and the required minimum liquidity level to approximately $3,397,000.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit.  The balance of the cash collateral included in restricted cash on the consolidated balance sheets was approximately $1,340,000 and $1,327,000 at December 31, 2008 and 2007, respectively.

The Company’s scheduled long-term maturities of all its debt at December 31, 2008 follows:

(amounts in thousands)

For the Year Ended December 31,	Amount

2009	$8,767	*
2010	6,519
2011	7,361
2012	5,583
Total	$28,230

*	Includes the remaining $5,077 of the East Lyme Construction Loan due by June 2009.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately, $563,000, $993,000 and $417,000 was capitalized during the year ended December 31, 2008, the period June 1, 2007 to December 31, 2007 and the period January 1, 2007 to May 31, 2007, respectively.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Year Ended December 31, 2008	For the Period June 1, 2007 to December 31, 2007

Current state and local tax	$49,000	$46,000
Current Federal alternative minimum tax (“AMT”)	90,000	—
Deferred Federal tax (benefit)	(930,000)	(626,000)
Deferred state and local tax (benefit)	(317,000)	(159,000)
Income tax (benefit) expense	$(1,108,000)	$(739,000)

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax (benefit) expense for continuing operations is as follows:

	For the Year Ended December 31, 2008		For the Period June 1, 2007 to December 31, 2007
	Amount	Percent	Amount	Percent

Tax (benefit) at U.S. statutory rate	$(3,006,000)	(35.00%)	$(710,000)	(35.00%)
State tax (credit), net of federal impact	(174,000)	(2.03%)	(73,000)	(3.59%)
Change in valuation allowance, net	1,966,000	22.89%	—	—
AMT Taxes	90,000	1.05%	—	—
Non-deductible items	16,000	0.19%	44,000	2.17%
	$(1,108,000)	(12.90%)	$(739,000)	(36.42%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $67,000 and $1,314,000 at December 31, 2008 and 2007, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and NOL carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred Tax Assets

Net operating loss carryforwards	$5,613,083	$20,338,701
Asset basis differences — tax amount greater than book value	9,319,091	5,884,636
Liability reserves	328,576	322,799
Reserve for option cancellations	23,169	218,719
Stock compensation plans	1,070,545	465,850
AMT credit carryforwards	1,033,371	943,461
Other	80,801	93,476
	17,468,636	28,267,642
Valuation allowance	(9,204,547)	(20,499,626)
Total deferred tax assets	8,264,089	7,768,016

Deferred Tax Liabilities

Acquired asset differences – book value greater than tax	(7,706,721)	(8,698,898)
Asset basis differences — carrying amount value greater than tax	(623,948)	(382,698)
Total deferred tax liabilities	(8,330,669)	(9,081,596)
Net deferred tax (liability)	$(66,580)	$(1,313,580)

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (continued)

As a result of an election under Section 382 of the Internal Revenue Code and regulations related thereto, the Company changed its original estimate of the tax operating loss attributable to Wellsford for the five month period ended May 31, 2007 just prior to the Merger.  This election was made by the Company when it filed its fiscal 2007 consolidated Federal income tax return. The impact of this change resulted in an increase above the original estimate of the net operating loss (“NOL”) for the consolidated entity for the 2007 period subsequent to the Merger.  As a result of this election, the Company recorded a tax benefit of $1,165,000 during the three months ended June 30, 2008.

During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Private Reis had NOL carryforwards aggregating approximately $9,200,000 at December 31, 2008, expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

The Company separately has NOLs which resulted from the Company’s merger with Value Property Trust (“VLP”) in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the “Code”). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation of $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $34,610,000 of these remaining NOLs at December 31, 2008. Of such amount, approximately $7,351,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change.  Although the Company believes there is a basis for concluding that the COBE requirements were met at December 31, 2008, management concluded that the Company could not meet the more likely than not criteria for recognizing a deferred tax asset relating to such losses for GAAP accounting purposes.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 and $20,500,000 at December 31, 2008 and 2007, respectively, was necessary. The allowances at December 31, 2008 and 2007 relate primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis and, in 2007, to existing NOLs of the Company. The allowance was reduced significantly at December 31, 2008, as a result of the above described determination that the more likely than not criteria could not be met with respect to all of the Company’s NOLs existing at the time of the Merger.  In addition, approximately $17,300,000 of such NOLs expired during 2008.  Together, these resulted in a $13,152,000 reduction in the NOL asset and the previously established allowance related thereto during 2008.

The Company recorded the tax benefits of certain tax assets of approximately $2,378,000 as part of the purchase price allocation relating to the Merger in 2007.

The Company adopted the provisions of FIN 48 as of January 1, 2007, which adoption did not impact the Company’s financial position.  The Company’s reserve for unrecognized tax benefits was approximately $510,000 and $993,000 at December 31, 2008 and 2007, respectively.  The reduction in 2008 results from a resolution of two of the unrecognized tax benefits, offset by interest accruals on other unrecognized items.  Interest and penalties related to these tax provisions were primarily included in general and administrative expenses during 2007 and prior years and approximated $80,000 and $438,000 at December 31, 2008 and 2007, respectively.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (continued) A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:

	For the Years Ended December 31,
	2008	2007

Balance at beginning of period	$993,000	$844,000
Additions for provisions related to prior years	23,000	149,000
Resolution of matters during the period	(506,000)	—
Balance at end of period	$510,000	$993,000

The Company expects that approximately $95,000 of the 2008 balance will be resolved in 2009.  The Company had expected that approximately one-half of the 2007 balance would be resolved during 2008 related to the unrecognized tax positions taken in 2007 and prior years.

The parent company and its subsidiaries have never been audited by the Federal tax authorities and tax returns are open from 2004 to 2007.  In addition, acquired VLP net operating loss carryforwards are open for the years 1994, 1996 and 1998 for operating losses generated during those periods.  Tax returns are open for the parent company and a subsidiary with state and local tax authorities for the years 2001 to 2007.  The tax years for another subsidiary, operating in a different state, are open from 2004 to 2007.

Private Reis has been audited by the Federal tax authorities through the year ended October 31, 2006. State and local tax returns are open from 2004 to 2007.  In addition, tax returns are open from 2000 to 2002 to the extent of net operating losses generated during these periods by Private Reis.

8.	Transactions With Affiliates

The following table details costs and expenses for transactions with affiliates for the identified periods:

	For the Year Ended December 31, 2008	For the Period June 1, 2007 to December 31, 2007	For the Period January 1, 2007 to May 31, 2007	For the Year Ended December 31, 2006
	(Going Concern Basis)		(Liquidation Basis)

Costs and expenses:
Fees to our partners, or their affiliates, on residential development projects:
East Lyme	$250,000	$146,000	$104,000	$500,000
Claverack	—	—	—	100,000
Total costs and expenses	$250,000	$146,000	$104,000	$600,000

Prior to the Merger, the Company had a preferred equity investment in Private Reis through Wellsford Capital, representing approximately 23% of Private Reis’s equity on an as converted to common stock basis. See Notes 1 and 3 regarding the Merger and additional information about Reis.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Transactions With Affiliates (continued)

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

In 2005, as a result of various uncertainties, including that governmental approvals and development processes may take an indeterminate period, the board of directors authorized the sale of the Beekman interests to Jeffrey Lynford and Mr. Lowenthal, or a company in which they have ownership interests, at the greater of the Company’s aggregate costs or the appraised values. In January 2006, a company which was owned by Jeffrey Lynford and Mr. Lowenthal, the principal of the Company’s joint venture partner in the East Lyme project, and others acquired the Beekman project at the Company’s aggregate cost of approximately $1,297,000 in cash. This was accomplished through a sale of the entities that owned the Beekman assets. In connection with this transaction, the Company’s subsidiary holding the approximate $14,721,000 balance of deferred compensation assets in a Rabbi Trust and the equivalent related liabilities, which were payable to Jeffrey Lynford and Mr. Lowenthal, was acquired by a company which is owned by these individuals and others.  See Note 9 for additional information on the Rabbi Trust.

See Notes 1 and 3 for additional related party information.

9.	Stockholders’ Equity

The following table presents information regarding the Company’s stock:

	December 31,
	2008	2007

Common stock, 101,000,000 shares authorized, $0.02 par value per share	10,988,623	10,984,517

The Company issued 6,506 shares in November 2008 to satisfy the settlement of RSUs related to a director that retired from our board in May 2008.

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice.  As of December 31, 2008, the Company had repurchased and cancelled 2,400 shares at an average price of $3.66 per common share, aggregating approximately $9,000. No repurchases were made prior to December 15, 2008 or during 2007.

The Company has entered into a trading plan pursuant to Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”  During January and February of 2009, the Company purchased an additional 10,300 shares of

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stockholders’ Equity (continued)

common stock at an average price of $4.59 per share.  From the inception of the share repurchase program through February 28, 2009, the Company had purchased an aggregate of 12,700 shares of common stock at an average price of $4.42 per share, for an aggregate of $56,000 (leaving approximately $1,444,000 that may yet be purchased under the program).

The Company did not declare or distribute any dividends during the years ended December 31, 2008, 2007 and 2006.

During 2001 and in the preceding years, Wellsford had issued shares of common stock to executive officers and other employees, which officers and employees could have elected to contribute into the Rabbi Trust. At December 31, 2005, an aggregate of 256,487 shares of common stock, were in the Rabbi Trust for the benefit of Jeffrey Lynford and Mr. Lowenthal and classified as Treasury Stock in the Company’s consolidated financial statements. Historically, awards of stock vested over various periods ranging from two to five years, as long as the officer or employee was still employed by the Company.  In January 2006, the subsidiary holding the balance of the shares in the Rabbi Trust as well as all other assets held by the Rabbi Trust were acquired by an entity owned by Jeffrey Lynford and Mr. Lowenthal and others along with the acquisition of the Beekman assets. The Company was relieved of the remaining deferred compensation liability which amounted to approximately $14,721,000 at December 31, 2005.

10.	Stock Plans and Other Incentives

During 1997 and 1998, the Company adopted certain incentive plans (the “1997 and 1998 Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees.  As a result of an amendment to the 1997 and 1998 Incentive Plans which was approved by the stockholders on May 30, 2007, awards can be made to all employees of the Company, not just key employees.  By March 10, 2008, the ability to issue options, restricted stock units (“RSUs”) or stock awards under the 1997 and 1998 Incentive Plans fully expired.  At the May 29, 2008 annual meeting of stockholders, the Company’s stockholders approved the adoption of a new management incentive plan which provides for up to 1,000,000 shares to be available for future grants (the “2008 Incentive Plan” or, when referred to in the aggregate with the 1997 and 1998 Incentive Plans, the “Incentive Plans”).  Awards granted under the Incentive Plans expire ten years from the date of grant and vest over periods ranging generally from three to five years for employees.

Option Awards

The following table presents the changes in options outstanding for the years ended December 31, 2008, 2007 and 2006, as well as other plan data:

	December 31,
	2008		2007		2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	615,848	$8.34	1,414,876	$5.68	1,845,584	$5.65
Granted	—	$—	683,931	$10.07	—	$—
Exercised	—	$—	(940,457)	$(5.81)	(175,559)	$(5.74)
Cancelled through cash settlement	(22,155)	$(4.72)	(278,571)	$(5.67)	(237,426)	$(5.14)
Forfeited/cancelled/expired	(65,220)	$(8.03)	(263,931)	$(10.43)	(17,723)	$(8.39)
Outstanding at end of period	528,473	$8.53	615,848	$8.34	1,414,876	$5.68
Options exercisable at end of period	220,473	$6.65	195,848	$5.10	1,414,876	$5.68
Options exercisable which can be settled in cash	136,473	$4.68	195,848	$5.10	1,414,876	$5.68
Weighted average fair value of options granted per year (per option)	$—		$2.67		$—
Weighted average remaining contractual life at end of period	7.0 years		7.4 years		1.6 years

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

In connection with the Merger, 340,000 options were granted to six key employees on May 30, 2007 with an exercise price of $10.40 per option. These options vest ratably over five years. An additional 100,000 options were granted to employees in August 2007 with an exercise price of $7.50 per option. These options vest ratably over five years. These awards are treated as equity awards based on their respective terms and the fair value of each award is charged to compensation expense on a straight-line basis at the corporate level over the vesting period.  No option awards were granted during the years ended December 31, 2008 and 2006.

In January 2006, the Board authorized amendments to the then outstanding options, after the adoption of the Plan, to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. In March 2006, the Company and the option holders executed amended option agreements to reflect this and other adjustments and changes. The Company accounts for these options as liability awards and recorded a provision during the first quarter of 2006 aggregating approximately $4,227,000 to reflect the modification permitting an option holder to receive a net cash payment in cancellation of the holder’s option based upon the fair value of an option in excess of the exercise price. The liability balance is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise of options and (3) the changes in the market price of the Company’s common stock. The change in the liability is reflected in the statement of changes in net assets in liquidation through May 31, 2007.  At May 31, 2007, the liability for options which could be settled in cash was approximately $7,269,000 based upon the difference in the closing stock price of the Company of $11.00 per share and the individual exercise prices of all outstanding “in-the-money” options at that date.

At December 31, 2007, the option liability was approximately $527,000 based upon the difference in the closing stock price of the Company at December 31, 2007 of $7.68 per share and the individual exercise prices of the outstanding 178,124 “in-the-money” options that are accounted for as a liability award at that date.

At December 31, 2008, the option liability was approximately $56,000 based upon the difference in the closing stock price of the Company at December 31, 2008 of $5.00 per share and the individual exercise prices of the outstanding 101,025 “in-the-money” options that are accounted for as a liability award at that date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting. The Company recorded a compensation benefit of approximately $416,000 and $1,847,000 for the year ended December 31, 2008 and for the period June 1, 2007 to December 31, 2007, respectively, in general and administrative expenses in the statement of operations as a result of the stock price declines during those periods.

During the year ended December 31, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000.

During the year ended December 31, 2007, an aggregate of 278,571 options were settled with a net cash payment of approximately $560,000.  In addition, in a series of transactions in June 2007 Jeffrey Lynford tended certain shares of common stock he owned as payment for the exercise price for 891,949 options. Further, he reduced the number of shares he would ultimately receive in this exercise transaction to satisfy his tax obligation of approximately $2,072,000 in cash (which was retained by the Company to pay for his applicable withholding taxes and was treated as an option cancellation payment).  As a result, he received a net of 212,070 shares of the Company’s common stock upon the completion of this exercise.  Pursuant to his option agreements, Jeffrey Lynford received “reload” options to purchase 243,931 shares of the Company’s common stock which had an exercise price of $10.67 per option reflecting the market value of the Company’s stock at the date of the grant.  These reload options, which were treated as an equity award for accounting purposes, expired on December 31, 2007 and did not have a net cash settlement feature.  No other options were settled with a net cash payment during 2007.

During the year ended December 31, 2006, an aggregate of 237,426 options were settled with cash payments aggregating approximately $668,000.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued) The following table presents additional option details at December 31, 2008 and 2007:

	Options Outstanding and Exercisable at December 31, 2008				Options Outstanding and Exercisable at December 31, 2007
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value*	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price

$4.09 to $4.55	70,895	3.20	$4.38	$43,955	79,757	3.79	$4.39
$4.60	30,130	0.94	4.60	12,052	34,561	1.75	4.60
$5.03	—	—	—	—	28,358	0.79	5.03
$5.24 to $5.43	35,448	3.97	5.34	—	35,448	4.97	5.34
$7.50	72,000	8.63	7.50	—	80,000	9.63	7.50
$8.89	—	—	—	—	17,724	0.21	8.89
$10.40	320,000	8.41	10.40	—	340,000	9.42	10.40
	528,473	7.02	8.53	$56,007	615,848	7.37	8.34

*
The intrinsic value at December 31, 2008 is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option.  For purposes of this calculation, the Company’s closing stock price was $5.00 per share on December 31, 2008.

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

The following table includes the assumptions that were made and the estimated fair value for option grants in 2007 (no option awards were granted during the years ended December 31, 2008 and 2006):

2007 Grants*

Dividend yield	—
Risk-free interest rate	4.39% to 4.84%
Expected life	7.0 years
Estimated volatility	23.3% to 24.0%
Weighted average fair value of options granted (per option)	$3.66

*
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

RSU Awards The following table presents the changes in RSUs outstanding for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007

Outstanding at beginning of period	208,400	—
Granted	161,226	219,800
Common stock delivered	(6,506)	—
Forfeited	(19,800)	(11,400)
Outstanding at end of period	343,320	208,400

Intrinsic value at December 31, 2008*	$1,716,600

*	For purposes of this calculation, the Company’s closing stock price was $5.00 per share on December 31, 2008.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

In connection with the Merger, Lloyd Lynford and Mr. Garfield were granted 100,000 and 46,000 RSUs, respectively, which upon meeting certain performance thresholds vest over a three year period. This award is treated as an equity award and the grant date fair value of $10.40 per RSU (which was determined based on the closing stock price of the Company’s common stock on May 31, 2007) is charged to compensation expense at the corporate level on a graded schedule over the vesting period. At the time of the award and at December 31, 2008 and 2007, the Company believed that the required performance threshold to fully vest the RSUs over the three year period would be met.

At the Merger date, 123 employees were granted an aggregate of 73,800 RSUs which vest after three years of service and have a grant date value of $10.40 per RSU (which was determined based on the closing stock price of the Company’s common stock on May 31, 2007). This award is treated as an equity award and the grant date fair value is charged to compensation expense at the corporate level over the vesting periods.

In February 2008, an aggregate of 100,000 RSUs were granted to employees which vest one-third a year over three years and had a grant date fair value of $7.20 per RSU (which was determined based on the closing stock price of the Company’s common stock on February 28, 2008). This award is treated as an equity award and the grant date fair value is charged to compensation expense at the corporate level over the vesting periods.

During 2008, an aggregate of 61,226 RSUs were granted to non-employee directors satisfying the equity component of their compensation which is comprised of 40,114 RSUs (with an average grant date fair value of $5.64 per RSU) for the nine months ended September 30, 2008 and 21,112 RSUs (with an average grant date fair value of $7.73 per RSU) for the period June 1, 2007 to December 31, 2007.  In January 2009, an additional 13,800 RSUs in the aggregate were granted to non-employee directors (with a grant date fair value of $5.00 per RSU) related to the equity component of their compensation for the three months ended December 31, 2008.  In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.  The Company issued 6,506 shares in November 2008 to satisfy the settlement of RSUs related to a director that retired from our board in May 2008.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $1,457,000 and $1,123,000, including approximately $295,000 and $163,000 related to non-employee director equity compensation, for the year ended December 31, 2008 and the period June 1, 2007 to December 31, 2007, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.

At December 31, 2008, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $1,844,000.

For the Year Ended December 31,	Options	RSUs	Total

2009	$271,000	$557,000	$828,000
2010	271,000	316,000	587,000
2011	271,000	37,000	308,000
2012	121,000	—	121,000
	$934,000	$910,000	$1,844,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Commitments and Contingencies

From time-to-time, legal actions may be brought against the Company in the ordinary course of business. There can be no assurance that such matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is a tenant under one operating lease for office space in New York. The current corporate office space expires in September 2016.  The lease for the historic Wellsford office space expired in August 2008, and other former Private Reis office space expired in March 2008. Rent expense was approximately $2,244,000 for the year ended December 31, 2008 and $1,474,000 for the period June 1, 2007 to December 31, 2007, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts.

In connection with the lease for the current corporate office space, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement was approximately $216,000 which was replaced by a certificate of deposit issued by that bank. The certificate of deposit is included in Restricted Cash and Investments in the Consolidated Balance Sheet at December 31, 2008 and 2007.

Future minimum lease payments under operating leases at December 31, 2008 are as follows:

(amounts in thousands)

For the Year Ended December 31,	Amount

2009	$1,361
2010	1,388
2011	1,415
2012	1,444
2013	1,473
Thereafter	4,069
Total	$11,150

The Company had an accrual of approximately $102,000 for accrued net lease abandonment costs at December 31, 2007 related to the other former Private Reis offices, which was satisfied in March 2008.

The Company has two separate defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. For the historic Wellsford Plan, employer contributions, if any, are made based upon a discretionary amount determined by the Company’s management. The Company made contributions to this plan of approximately $23,000, $23,000 and $28,000 for the years ended December 31, 2008, 2007 and 2006. For the historic Private Reis plan, the Company matches contributions to the extent of 25% of the employee’s contribution, up to 4% of the employee’s salary. The Company made contributions to this plan of approximately $65,000 for the year ended December 31, 2008 and approximately $35,000 for the period June 1, 2007 to December 31, 2007.

12.	Fair Value of Financial Instruments

At December 31, 2008 and 2007, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the debt, were not materially different from their recorded values at December 31, 2008 and 2007.  All of the Company’s debt at December 31, 2008 and 2007 was floating rate based.  Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $20,800,000 which is lower than the recorded amount of $22,750,000 at December 31, 2008.  The estimated fair value reflects the effect of higher interest rate spreads and interest rate floors on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained.  At December 31, 2007, the recorded amount of the Bank Loan was equal to the fair value.  Regarding the East Lyme Construction Loan, this debt matures in June 2009 and is guaranteed by the Company.  The Company determined that the recorded amount of this debt is equal to its fair value at December 31, 2008 and 2007. The fair value of the Company’s interest rate cap was approximately $19,000 at December 31, 2007.  The interest rate cap had no value at December 31, 2008.  See Note 6 for more information about the Company’s debt.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands)	2008
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
	Going Concern Basis

Revenue:
Subscription revenue	$6,411	$6,505	$6,524	$6,411
Revenue from sales of residential units	8,384	6,399	5,039	1,947
Total revenue	14,795	12,904	11,563	8,358
Cost of sales:
Cost of sales of subscription revenue	1,329	1,377	1,413	1,355
Cost of sales of residential units	6,928	5,524	4,553	1,248
Impairment loss on real estate assets	—	—	—	9,708
Total cost of sales	8,257	6,901	5,966	12,311
Gross profit	6,538	6,003	5,597	(3,953)
Total operating expenses	5,551	6,064	5,777	4,786
Total other income (expenses)	(139)	(107)	(102)	(247)
Income (loss) before income taxes	848	(168)	(282)	(8,986)
Income tax expense (benefit)	400	(1,192)	(73)	(243)
Net income (loss)	$448	$1,024	$(209)	$(8,743)

Net income (loss) per common share:*
Basic	$0.04	$0.09	$(0.02)	$(0.80)
Diluted	$0.01	$0.09	$(0.02)	$(0.80)

Weighted average number of common shares outstanding:
Basic	10,985	10,985	10,985	10,986
Diluted	11,179	11,065	10,985	11,149

*	Aggregate quarterly earnings per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summarized Consolidated Quarterly Information (Unaudited) (continued)

(amounts in thousands)	2007
	March 31	May 31
	Liquidation Basis

Net assets in liquidation	$57,504	$51,923
Per share	$8.65	$7.76
Common stock outstanding at each respective date	6,647	6,695

	2007
	For the Period June 1 to June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
	Going Concern Basis

Revenue:
Subscription revenue	$1,874	$6,343	$6,398
Revenue from sales of residential units	1,157	12,827	7,768
Total revenue	3,031	19,170	14,166
Cost of sales:
Cost of sales of subscription revenue	404	1,256	1,261
Cost of sales of residential units	950	11,208	6,493
Impairment loss on real estate assets	—	—	3,149
Total cost of sales	1,354	12,464	10,903
Gross profit	1,677	6,706	3,263
Total operating expenses	733	5,888	6,626
Total other income (expenses)	(105)	(170)	(153)
Income (loss) before income taxes	839	648	(3,516)
Income tax expense (benefit)	4	332	(1,075)
Net income (loss)	$835	$316	$(2,441)

Net income (loss) per common share:*
Basic	$0.08	$0.03	$(0.22)
Diluted	$(0.03)	$(0.03)	$(0.22)

Weighted average number of common shares outstanding:
Basic	10,977	10,985	10,985
Diluted	11,152	11,259	10,985

*	Aggregate quarterly earnings per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

Exhibit 21.1

Subsidiaries of the Registrant

The following is a list of subsidiaries of the Registrant, Reis, Inc. with the respective state of organization as of December 31, 2008:

Subsidiary	State

Wellsford Capital	Maryland
Wellsford Capital Properties, L.L.C.	Delaware
Wellsford Finance, L.L.C.	Delaware
Wellsford CRC Holding Corp.	Maryland
Clairborne Fordham Tower, LLC	Delaware
Creamer Vitale Wellsford L.L.C.	Delaware
Wellsford Fordham Tower, L.L.C.	Delaware
Wellsford Park Highlands Corp.	Colorado
Park at Highlands L.L.C.	Colorado
Red Canyon at Palomino Park L.L.C.	Colorado
Silver Mesa at Palomino Park L.L.C.	Colorado
Green River at Palomino Park L.L.C.	Colorado
Gold Peak at Palomino Park L.L.C.	Colorado
Palomino Park Telecom L.L.C.	Colorado
Parkside Café at Palomino Park, Inc.	Colorado
Palomino Park Owners Association	Colorado
Palomino Park Public Improvements Corp.	Colorado
Wellsford Commercial Properties Trust	Maryland
Wellsford Ventures, Inc.	Maryland
Reis Services, LLC	Delaware
Wellsford Mantua LLC	Delaware
East Lyme Housing Ventures, LLC	Delaware
Claverack Housing Ventures, LLC	Delaware
Orchards II Ventures LLC	Delaware

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in (i) the Registration Statement (Form S-8 No. 333-80539) of Reis, Inc. (the “Company”), pertaining to the Company’s 1998 Management Incentive Plan and (ii) the Registration Statement (Form S-8 No. 333-151410) pertaining to the Company’s 2008 Omnibus Incentive Plan of our report dated March 10, 2009 with respect to the consolidated financial statements of Reis, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2008.

/s/ ERNST & YOUNG LLP

Chicago, Illinois March 10, 2009

Exhibit 31.1

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lloyd Lynford, certify that:

1.	I have reviewed this annual report on Form 10-K of Reis, Inc.;

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: March 10, 2009
	By:	/s/ Lloyd Lynford
Lloyd Lynford
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark P. Cantaluppi, certify that:

1.	I have reviewed this annual report on Form 10-K of Reis, Inc.;

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: March 10, 2009
	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of Reis, Inc. (the “Company”) for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 13, 2009

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.