Form 10-Q
period 2009-03-31
Reis, Inc.
filed 2009-05-08
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ________________________.

Commission File Number 001-12917

REIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

530 Fifth Avenue, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 921-1122
(Registrant’s Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

    Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes      No

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The number of the Registrant’s shares of common stock outstanding was 10,779,287 as of May 6, 2009.

REIS, INC.
 CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,434,148	$24,151,720
Restricted cash and investments	2,617,944	3,081,469
Receivables, prepaid and other assets	3,766,805	5,944,607
Real estate assets	6,831,979	7,137,636
Total current assets	37,650,876	40,315,432
Furniture, fixtures and equipment, net	1,608,711	1,737,430
Intangible assets, net of accumulated amortization of $7,128,184 and $5,981,961, respectively	22,478,382	23,161,695
Goodwill	54,824,648	54,824,648
Other assets	376,739	398,334
Total assets	$116,939,356	$120,437,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$192,679	$189,136
Current portion of Bank Loan	4,208,333	3,500,000
Construction payables	103,909	156,653
Construction loans payable	4,177,333	5,077,333
Accrued expenses and other liabilities	4,918,926	5,365,034
Reserve for option liability	—	55,830
Deferred revenue	10,790,646	12,120,997
Total current liabilities	24,391,826	26,464,983
Non-current portion of Bank Loan	17,666,667	19,250,000
Other long-term liabilities	941,689	988,716
Deferred tax liability, net	262,580	66,580
Total liabilities	43,262,762	46,770,279
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,799,187 and 10,988,623 shares issued and outstanding, respectively	215,984	219,772
Additional paid in capital	100,120,826	100,384,302
Retained earnings (deficit)	(26,660,216)	(26,936,814)
Total stockholders’ equity	73,676,594	73,667,260
Total liabilities and stockholders’ equity	$116,939,356	$120,437,539

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenue:
Subscription revenue	$6,355,211	$6,411,104
Revenue from sales of residential units	1,548,201	8,383,825
Total revenue	7,903,412	14,794,929
Cost of sales:
Cost of sales of subscription revenue	1,406,555	1,328,880
Cost of sales of residential units	1,010,649	6,928,041
Total cost of sales	2,417,204	8,256,921
Gross profit	5,486,208	6,538,008
Operating expenses:
Sales and marketing	1,276,204	1,355,273
Product development	517,370	525,242
Property operating expenses	220,427	249,599
General and administrative expenses, inclusive of reductions attributable to stock based liability amounts of $(55,830) and $(372,181), respectively	2,871,944	3,421,740
Total operating expenses	4,885,945	5,551,854
Other income (expenses):
Interest and other income	61,700	189,428
Interest expense	(180,365)	(327,700)
Total other income (expenses)	(118,665)	(138,272)
Income before income taxes	481,598	847,882
Income tax expense	205,000	400,000
Net income	$276,598	$447,882

Net income per common share:
Basic	$0.03	$0.04
Diluted	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	10,963,369	10,984,517
Diluted	11,131,658	11,179,377

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

				Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Shares		Paid in Capital
	Shares	Amount

Balance, January 1, 2009	10,988,623	$219,772	$100,384,302	$(26,936,814)	$73,667,260

Shares issued for vested employees restricted stock units	26,087	522	(522)	—	—
Stock based compensation, net	—	—	335,528	—	335,528
Stock repurchases	(215,523)	(4,310)	(598,482)	—	(602,792)
Net income	—	—	—	276,598	276,598
Balance, March 31, 2009	10,799,187	$215,984	$100,120,826	$(26,660,216)	$73,676,594

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

cash flows from operating activities:
Net income	$276,598	$447,882
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	196,000	332,000
Depreciation	134,217	198,694
Amortization of intangible assets	1,146,223	932,495
Change in fair value of interest rate cap	—	15,385
Stock based compensation charges	356,566	411,222
Changes in assets and liabilities:
Restricted cash and investments	463,525	396,016
Real estate assets	305,657	4,830,749
Receivables, prepaid and other assets	2,199,397	3,742,115
Accrued expenses and other liabilities	(443,616)	(2,010,432)
Reserve for option liability	(55,830)	(372,181)
Deferred revenue	(1,330,351)	(695,142)
Construction payables	(52,744)	(1,598,894)
Net cash provided by operating activities	3,195,642	6,629,909

cash flows from investing activities:
Web site and database development costs	(462,910)	(453,250)
Furniture, fixtures and equipment additions	(5,498)	(46,098)
Investments in other real estate assets	—	(348,490)
Return of capital from investments in joint ventures	—	229,091
Net cash (used in) investing activities	(468,408)	(618,747)

cash flows from financing activities:
Borrowings from construction loans payable	—	2,516,706
Repayments of construction loans payable	(900,000)	(5,658,302)
Repayment of Bank Loan	(875,000)	(375,000)
Repayments on capitalized equipment leases	(45,976)	(76,260)
Payments for option cancellations and restricted stock units	(21,038)	(55,476)
Stock repurchases	(602,792)	—
Net cash (used in) financing activities	(2,444,806)	(3,648,332)
Net increase in cash and cash equivalents	282,428	2,362,830
Cash and cash equivalents, beginning of period	24,151,720	23,238,490
Cash and cash equivalents, end of period	$24,434,148	$25,601,320

supplemental information:
Cash paid during the period for interest	$154,455	$683,295
Cash paid during the period for income taxes, net of refunds (tax refunds in excess of income taxes paid)	$15,686	$(29,440)

supplemental schedule of non-cash investing and financing activities:
Shares issued for settlement of vested employee restricted stock units	$522

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009. The consolidated statements of operations for the three months ended March 31, 2009 and changes in cash flows for the three months ended March 31, 2009, are not necessarily indicative of full year results.

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

Reclassification

Amounts in certain accounts as presented in the Consolidated Statements of Operations, as well as in Footnote 3 have been reclassified. This reclassification does not result in a change to the previously reported net income or net income per share for any of the periods presented to conform to the current period presentation.

Accounting Pronouncements Recently Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the determination of purchase price, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R did not have an impact on the consolidated financial statements.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS No. 160 did not have an impact on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and as a result is effective for the Company beginning January 1, 2009.  The adoption of FSP FAS 157-2 by the Company did not have a material effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The adoption of SFAS No. 161 did not have an impact on the consolidated financial statements.

3.	Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the Residential Development Activities segment. The Company has further separated the significant components of the Residential Development Activities for Palomino Park (Gold Peak), East Lyme and all other developments. The following tables present condensed balance sheet and operating data for these segments:

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
		Residential Development Activities
Condensed Balance Sheet Data March 31, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$13,692	$51	$165	$271	$10,255	$24,434
Restricted cash and investments	242	29	1,897	450	—	2,618
Receivables, prepaid and other assets	3,688	3	23	(94)	147	3,767
Real estate assets	—	1,669	2,961	2,202	—	6,832
Total current assets	17,622	1,752	5,046	2,829	10,402	37,651
Furniture, fixtures and equipment, net	1,526	18	—	23	42	1,609
Intangible assets, net	22,478	—	—	—	—	22,478
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	376	—	—	—	—	376
Total assets	$99,205	$1,770	$5,046	$2,852	$8,066	$116,939

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans and other debt	$193	$—	$—	$—	$—	$193
Current portion of Bank Loan	4,208	—	—	—	—	4,208
Construction payables	—	68	33	3	—	104
Construction loans payable	—	—	4,177	—	—	4,177
Accrued expenses and other liabilities	608	833	1,412	242	1,824	4,919
Reserve for option liability	—	—	—	—	—	—
Deferred revenue	10,791	—	—	—	—	10,791
Total current liabilities	15,800	901	5,622	245	1,824	24,392
Non-current portion of Bank Loan	17,667	—	—	—	—	17,667
Other long-term liabilities	882	—	—	60	—	942
Deferred tax liability, net	8,493	—	—	—	(8,230)	263
Total liabilities	42,842	901	5,622	305	(6,406)	43,264
Total stockholders’ equity (deficit)	56,363	869	(576)	2,547	14,472	73,675
Total liabilities and stockholders’ equity	$99,205	$1,770	$5,046	$2,852	$8,066	$116,939

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
		Residential Development Activities
Condensed Balance Sheet Data December 31, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$11,846	$6	$356	$68	$11,876	$24,152
Restricted cash and investments	241	45	1,835	960	—	3,081
Receivables, prepaid and other assets	5,791	—	—	(61)	215	5,945
Real estate assets	—	2,533	2,403	2,202	—	7,138
Total current assets	17,878	2,584	4,594	3,169	12,091	40,316
Furniture, fixtures and equipment, net	1,631	29	3	28	46	1,737
Intangible assets, net	23,161	—	—	—	—	23,161
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	398	—	—	1	—	399
Total assets	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans and other debt	$189	$—	$—	$—	$—	$189
Current portion of Bank Loan	3,500	—	—	—	—	3,500
Construction payables	—	41	109	7	—	157
Construction loans payable	—	—	5,077	—	—	5,077
Accrued expenses and other liabilities	1,090	837	1,354	207	1,877	5,365
Reserve for option liability	—	—	—	—	56	56
Deferred revenue	12,121	—	—	—	—	12,121
Total current liabilities	16,900	878	6,540	214	1,933	26,465
Non-current portion of Bank Loan	19,250	—	—	—	—	19,250
Other long-term liabilities	929	—	—	60	—	989
Deferred tax liability, net	7,821	—	—	—	(7,754)	67
Total liabilities	44,900	878	6,540	274	(5,821)	46,771
Total stockholders’ equity (deficit)	55,371	1,735	(1,943)	2,924	15,580	73,667
Total liabilities and stockholders’ equity	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

*	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

(amounts in thousands)
		Residential Development Activities
Condensed Operating Data for the Three Months Ended March 31, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$6,355	$—	$—	$—	$—	$6,355
Revenue from sales of residential units	—	1,548	—	—	—	1,548
Total revenue	6,355	1,548	—	—	—	7,903
Cost of sales:
Cost of sales of subscription revenue	1,406	—	—	—	—	1,406
Cost of sales of residential units	—	1,011	—	—	—	1,011
Total cost of sales	1,406	1,011	—	—	—	2,417
Gross profit	4,949	537	—	—	—	5,486
Operating expenses:
Sales and marketing	1,276	—	—	—	—	1,276
Product development	517	—	—	—	—	517
Property operating expenses	—	178	20	22	—	220
General and administrative expenses	1,397	41	29	31	1,374	2,872
Total operating expenses	3,190	219	49	53	1,374	4,885
Other income (expenses):
Interest and other income	55	4	—	—	2	61
Interest (expense)	(149)	—	(31)	—	—	(180)
Total other income (expense)	(94)	4	(31)	—	2	(119)
Income (loss) before income taxes	$1,665	$322	$(80)	$(53)	$(1,372)	$482

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
		Residential Development Activities
Condensed Operating Data for the Three Months Ended March 31, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$6,411	$—	$—	$—	$—	$6,411
Revenue from sales of residential units	—	6,832	1,552	—	—	8,384
Total revenue	6,411	6,832	1,552	—	—	14,795
Cost of sales:
Cost of sales of subscription revenue	1,329	—	—	—	—	1,329
Cost of sales of residential units	—	5,663	1,265	—	—	6,928
Total cost of sales	1,329	5,663	1,265	—	—	8,257
Gross profit	5,082	1,169	287	—	—	6,538
Operating expenses:
Sales and marketing	1,355	—	—	—	—	1,355
Product development	525	—	—	—	—	525
Property operating expenses	—	233	13	4	—	250
General and administrative expenses	1,576	56	27	2	1,760	3,421
Total operating expenses	3,456	289	40	6	1,760	5,551
Other income (expenses):
Interest and other income	53	21	2	23	90	189
Interest (expense)	(430)	—	(24)	—	126	(328)
Total other income (expense)	(377)	21	(22)	23	216	(139)
Income (loss) before income taxes	$1,249	$901	$225	$17	$(1,544)	$848

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2009.

No individual customer accounted for more than 3.5% and 2.3% of Reis Services’s revenues for the three months ended March 31, 2009 and 2008, respectively.  Our 14 largest customers, each of which accounted for greater than 1% of our revenue, aggregated 25.6% of Reis Services’s revenue for the three months ended March 31, 2009.

The balance of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets on the Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, are as follows:

	March 31, 2009	December 31, 2008

Customer receivables	$3,587,000	$5,641,000
Allowance for doubtful accounts	(38,000)	(38,000)
Customer receivables, net	$3,549,000	$5,603,000

Fourteen customers accounted for an aggregate of approximately 55.4% of Reis Services’s accounts receivable at March 31, 2009, including four customers in excess of 4.0% with the largest representing 6.9%.

At March 31, 2009 no customer accounted for more than 3.6% of deferred revenue.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued) Residential Development Activities At March 31, 2009, the Company’s residential development activities were comprised primarily of the following:

▪
The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 245 Gold Peak units were sold as of March 31, 2009, leaving 14 units to be sold.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 33 homes and lots (25 homes and eight lots) were sold as of March 31, 2009.

▪	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres (“Claverack”).

Palomino Park

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At March 31, 2009, there were five Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended March 31,		Project Total Through March 31, 2009
	2009	2008

Number of units sold	6	20	245
Gross sales proceeds	$1,548,000	$6,832,000	$73,985,000
Principal paydown on Gold Peak Construction Loan (A)	$—	$4,314,000	$48,522,000

(A)	The Gold Peak Construction Loan was retired in August 2008.

East Lyme

The Company had a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it was constructing houses for sale. At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the “East Lyme Land”).  The Company subsequently acquired the East Lyme Land in November 2005.

After the initial land purchase, the Company executed an agreement with a homebuilder to construct the homes for this project.  The homebuilder was a 5% partner in the project and receives other consideration. On March 4, 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement.  As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and for its 5% interest.

The model home was completed during the fourth quarter of 2005 and home sales commenced in June 2006. At March 31, 2009, there was one East Lyme home under contract and three homes, including the model, were in inventory. The following table provides information regarding East Lyme sales:

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

	For the Three Months Ended March 31,		Project Total Through March 31, 2009
	2009	2008

Number of homes and lots sold (A)	—	2	33
Gross sales proceeds	$—	$1,552,000	$18,687,000
Principal paydown on East Lyme Construction Loan	$900,000	$1,344,000	$18,093,000

(A)
In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000.  All of the transaction proceeds were used to partially repay the project’s construction loan.

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. This estimate is recognized as a liability in the March 31, 2009 and December 31, 2008 balance sheets. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place). There can be no assurance that the Company will be able to sell any or all of the remaining houses in inventory, or the remaining lots individually or in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

Other Developments

Claverack

The Company owns approximately 235 acres in Claverack, New York known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008. The Company intends to sell the improved lots and the model homes either individually or in a bulk sale transaction, and at March 31, 2009 is continuing to work with local and regional brokers to sell the project.

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	March 31,	December 31,
	2009	2008

Deposits and escrows related to residential development activities	$2,376,000	$2,840,000
Certificate of deposit/security for office lease (A)	242,000	241,000
	$2,618,000	$3,081,000

(A)
In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided a letter of credit through a bank to the lessor. The letter of credit is supported by the certificate of deposit issued by that bank.

In January 2009, the Company received $510,000 from the town of Claverack related to the release of a cash escrow for the completion of road work.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, including the respective amounts of accumulated amortization, are as follows:

	March 31,	December 31,
	2009	2008

Database	$9,420,000	$9,178,000
Accumulated amortization	(3,462,000)	(2,943,000)
Database, net	5,958,000	6,235,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(1,714,000)	(1,461,000)
Customer relationships, net	12,386,000	12,639,000
Web site	3,286,000	3,065,000
Accumulated amortization	(1,375,000)	(1,077,000)
Web site, net	1,911,000	1,988,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(577,000)	(501,000)
Acquired below market lease, net	2,223,000	2,299,000
Intangibles, net	$22,478,000	$23,161,000

The Company capitalized approximately $242,000 and $256,000 during the three months ended March 31, 2009 and 2008, respectively, to the database intangible asset and $221,000 and $197,000 during the three months ended March 31, 2009 and 2008, respectively, to the web site intangible asset.

Amortization expense for intangibles and other assets aggregated approximately $1,146,000 for the three months ended March 31, 2009, of which approximately $519,000 related to the database, which is charged to cost of sales, approximately $253,000 related to customer relationships, which is charged to sales and marketing expense, approximately $298,000 related to web site development, which is charged to product development expense, and approximately $76,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment. Amortization expense for intangibles and other assets aggregated approximately $933,000 for the three months ended March 31, 2008, of which approximately $454,000 related to the database, approximately $255,000 related to customer relationships, approximately $149,000 related to web site development and approximately $75,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

At March 31, 2009 and December 31, 2008, the Company’s debt consisted of the following:

Debt/Project	Initial Maturity Date	Stated Interest Rate at December 31, 2008	March 31, 2009	December 31, 2008

Debt:
Reis Services Bank Loan	September 2012	LIBOR + 1.50%(A)	$21,875,000	$22,750,000
East Lyme Construction Loan	June 2009	LIBOR + 2.50%	4,177,000	5,077,000
Other Reis Services debt	Various	Fixed/Various	357,000	403,000
Total debt			26,409,000	28,230,000
Less current portion			8,578,000	8,767,000
Long-term portion			$17,831,000	$19,463,000
Total construction loans payable			$4,177,000	$5,077,000
Carrying amount of real estate assets collateralizing construction loans payable			$1,387,000	$876,000
Total assets of Reis Services as a security interest for the Bank Loan			$99,205,000	$100,271,000

(A)	Depending upon the leverage ratio, as defined in the Bank Loan agreement, the spread to LIBOR may range from 3.00% to 1.50% as described below.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

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

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during the three months ended March 31, 2009 and 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at March 31, 2009 and December 31, 2008 (LIBOR was 0.50% and 0.44% at March 31, 2009 and December 31, 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at March 31, 2009 and December 31, 2008.  The decrease in the fair value of the interest rate cap of approximately $15,000 during the three months ended March 31, 2008 was recorded as interest expense.

Residential Development Debt

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

During April 2009, the Company made principal repayments of approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme Construction Loan and eliminating the minimum liquidity requirement.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit.  The balance of the cash collateral included in restricted cash on the consolidated balance sheets was approximately $1,344,000 and $1,340,000 at March 31, 2009 and December 31, 2008, respectively. As of April 30, 2009, the Company posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000. The Company is in the process of working with the municipality to further reduce the letter of credit requirement as a result of the completion and dedication to the municipality of certain infrastructure improvements. There can be no assurance that the Company will be able to successfully have the letter of credit amount reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit, all of the Company’s residential real estate is unencumbered by debt by April 30, 2009.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Debt (continued)

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately, $263,000 was capitalized during the three months ended March 31, 2008.  No interest was capitalized to the projects for the three months ended March 31, 2009.

7.	Income Taxes The components of the income tax expense are as follows:

	For the Three Months Ended March 31,
	2009	2008

Current state and local tax	$9,000	$38,000
Current Federal alternative minimum tax (“AMT”)	—	30,000
Deferred Federal tax	156,000	265,000
Deferred state and local tax	40,000	67,000
Income tax expense	$205,000	$400,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $263,000 and $67,000 at March 31, 2009 and December 31, 2008, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

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

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 at March 31, 2009 and December 31, 2008 was necessary. The allowance at March 31, 2009 and December 31, 2008 relates primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.

FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) established the approach for evaluating uncertain tax positions. The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the three months ended March 31, 2009.

8.	Stockholders’ Equity The following table presents information regarding the Company’s stock:

	March 31,	December 31,
	2009	2008

Common stock, 101,000,000 shares authorized, $0.02 par value per share	10,799,187	10,988,623

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Stockholders’ Equity (continued)

commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three months ended March 31, 2009, the Company purchased 215,523 shares of common stock at an average price of $2.80 per share.  From the inception of the share repurchase program in December 2008 through May 6, 2009, the Company had purchased an aggregate of 237,823 shares of common stock at an average price of $2.91 per share, for an aggregate of approximately $692,000 (leaving approximately $808,000 that may be used to purchase shares under the program). No repurchases were made prior to December 15, 2008.

The Company did not declare or distribute any dividends during the three months ended March 31, 2009 and 2008.

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

Option Awards

The following table presents the changes in options outstanding for the three months ended March 31, 2009 and 2008, as well as other plan data:

	For the Three Months Ended March 31,
	2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	528,473	$8.53	615,848	$8.34
Cancelled through cash settlement	—	$—	(22,155)	$(4.72)
Forfeited/cancelled/expired	(7,000)	$(9.57)	(17,724)	$(8.89)
Outstanding at end of period	521,473	$8.51	575,969	$8.46
Options exercisable at end of period	213,473	$6.55	155,969	$4.72
Options exercisable which can be settled in cash	136,473	$4.68	155,969	$4.72

In January 2006, the Board authorized amendments to the then outstanding options, after the adoption of the Plan, to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. In March 2006, the Company and the option holders executed amended option agreements to reflect this and other adjustments and changes. The Company accounts for these options as liability awards. The liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise of options and (3) the changes in the market price of the Company’s common stock.

At March 31, 2009, there was no option liability as the closing stock price of the Company at March 31, 2009 of $3.25 per share was less than the individual exercise prices of the outstanding 136,473 options that are accounted for as a liability award at that

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Stock Plans and Other Incentives (continued)

date. At December 31, 2008, the option liability was approximately $56,000 based upon the difference in the closing stock price of the Company at December 31, 2008 of $5.00 per share and the individual exercise prices of the outstanding 101,025 “in-the-money” options that are accounted for as a liability award at that date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting. The Company recorded a compensation benefit of approximately $56,000 and $372,000 for the three months ended March 31, 2009 and 2008, respectively, in general and administrative expenses in the statement of operations as a result of the stock price declines during those periods.

During the three months ended March 31, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000. No options were settled with a net cash payment during the three months ended March 31, 2009.

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008

Outstanding at beginning of period	343,320	208,400
Granted	183,300	121,112
Common stock delivered (A)	(31,332)	—
Forfeited	(2,400)	(4,200)
Outstanding at end of period	492,888	325,312

Intrinsic value at March 31, 2009 (B)	$1,602,000

(A)	Includes 5,245 shares which were used to settle employee withholding tax obligations for three employees of approximately $21,000. A net of 26,087 shares of common stock were delivered.
(B)	For purposes of this calculation, the Company’s closing stock price of $3.25 per share on March 31, 2009 was used.

In February 2009, an aggregate of 169,500 RSUs were granted to employees which vest one-third a year over three years and have a grant date fair value of $4.76 per RSU (which was determined based on the closing price of the Company’s common stock on February 4, 2009). In February 2008, an aggregate of 100,000 RSUs were granted to employees which vest one-third a year over three years and had a grant date fair value of $7.20 per RSU (which was determined based on the closing stock price of the Company’s common stock on February 28, 2008). These awards are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight line basis over the vesting periods.

During the three months ended March 31, 2008, an aggregate of 21,112 RSUs were granted to non-employee directors (with an average grant date fair value of $7.73 per RSU) related to the equity component of their compensation for the period June 1, 2007 to December 31, 2007.  In January 2009, an additional 13,800 RSUs in the aggregate were granted to non-employee directors (with a grant date fair value of $5.00 per RSU) related to the equity component of their compensation for the three months ended December 31, 2008.  In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $357,000 and $411,000, including approximately $69,000 and $70,000 related to non-employee director equity compensation, for the three months ended March 31, 2009 and 2008, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

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

	For the Three Months Ended March 31,
	2009	2008
Numerator:
Net income for basic calculation	$276,598	$447,882
Adjustments to net income for the income statement impact of dilutive securities	—	(372,181)
Net income for dilution calculation	$276,598	$75,701

Denominator:
Denominator for net income per common share, basic — weighted average common shares	10,963,369	10,984,517
Effect of dilutive securities:
RSUs	168,289	65,580
Stock options	—	129,280
Denominator for net income per common share, diluted — weighted average common shares	11,131,658	11,179,377
Net income per common share:
Basic	$0.03	$0.04
Diluted	$0.02	$0.01

Potentially dilutive securities include all stock based awards.  For the three months ended March 31, 2009, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

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

Proprietary Databases

Reis has expertise in collecting, screening and organizing volumes of data into its proprietary databases. Each quarter, a rotating sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with the previous record for the property and question any unusual changes in rents and vacancies. Whenever necessary, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls. Reis publishes information on approximately 1,800 submarkets at March 31, 2009.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at March 31, 2009:

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

Proprietary Rights

To protect our proprietary rights, we rely upon a combination of:

▪	trade secret, copyright, trademark, database protection and other laws at the Federal, state and local level;

▪	nondisclosure, non-competition and other contractual provisions with employees, vendors and consultants;

▪	restrictive license agreements with customers; and

▪	other technical measures.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc., Real Capital Analytics, Inc., Torto Wheaton Research, a wholly-owned subsidiary of CB Richard Ellis, Property and Portfolio Research Inc., a subsidiary of the Daily Mail and General Trust plc, and LoopNet, Inc., as well as with in-house real estate research departments.

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

At March 31, 2009, the Company’s residential development activities were comprised primarily of the following:

▪
The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 245 Gold Peak units were sold as of March 31, 2009, leaving 14 units to be sold.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 33 homes and lots (25 homes and eight lots) were sold as of March 31, 2009.

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

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended March 31,		(Decrease) Increase	Percentage (Decrease) Increase
	2009	2008

Revenue	$6,355	$6,411	$(56)	(0.9%)
EBITDA	$3,016	$2,692	$324	12.0%
EBITDA margin	47.5%	42.0%

	For the Three Months Ended
	March 31, 2009	December 31, 2008	(Decrease)	Percentage (Decrease)

Revenue	$6,355	$6,411	$(56)	(0.9%)
EBITDA	$3,016	$3,026	$(10)	(0.3%)
EBITDA margin	47.5%	47.2%

Reis Services’s EBITDA in the first quarter of 2009 grew 12.0% over the first quarter of 2008.  For the three months ended March 31, 2009, the increase in EBITDA over the first quarter of 2008 is primarily the result of management’s implementation of cost control measures during 2008 and the first quarter of 2009, which translated into an increase in EBITDA margin to 47.5% for the first quarter of 2009 as compared to 42.0% for the first quarter of 2008.

EBITDA for the first quarter of 2009 and the fourth quarter of 2008 were comparable, with only a $10,000 decrease and a slight improvement in EBITDA margin to 47.5% from 47.2%.

Revenue decreased slightly, by 0.9%, from the first quarter of 2008 to the first quarter of 2009 and also decreased 0.9% from the fourth quarter of 2008 to the first quarter of 2009.  These results reflect the cumulative impact from declines in the renewal rate in the third and fourth quarters of 2008 and, separately, the net effect of price increases and decreases upon renewals.  During the third and fourth quarters of 2008 and the first quarter of 2009, contract price increases on renewals were constrained due to usage reductions at some large customers as well as budgetary pressures at our customers, predominantly in the banking industry.  We generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations; however, our business may be negatively impacted by bankruptcies of existing customers.  Our pricing model is based on actual and projected usage, and is generally not as susceptible to downturns as would be a model based upon individual user licenses.  We have been and we may be impacted by future consolidation among our customers and potential customers, or in the event that customers enter bankruptcy or otherwise go out of business, as has occurred during the latter part of 2008.

Our largest customer accounted for 3.5% of Reis Services’s revenue for the three months ended March 31, 2009. Our 14 largest customers, each of which accounted for greater than 1% of our revenue, aggregated 25.6% of Reis Services’s revenue for the three months ended March 31, 2009.

Despite the current dislocations in the financial markets, overall report usage grew in the first quarter of 2009 over the fourth quarter  of 2008 and was consistent with first quarter 2008 usage.  Our overall trailing 12 month renewal rate through March 31, 2009 was 87%, with a higher rate among our institutional customers at 88%.

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

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$277
Income tax expense			205
Income (loss) before income taxes	$1,665	$(1,183)	482
Add back:
Depreciation and amortization expense	1,257	23	1,280
Interest expense, net	94	25	119
EBITDA	3,016	(1,135)	1,881
Add back:
Stock based compensation expense, net	—	301	301
Adjusted EBITDA	$3,016	$(834)	$2,182

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$448
Income tax expense			400
Income (loss) before income taxes	$1,249	$(401)	848
Add back:
Depreciation and amortization expense	1,066	65	1,131
Interest expense (income), net	377	(215)	162
EBITDA	2,692	(551)	2,141
Add back:
Stock based compensation expense, net	—	39	39
Adjusted EBITDA	$2,692	$(512)	$2,180

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(8,743)
Income tax (benefit)			(243)
Income (loss) before income taxes	$1,593	$(10,579)	(8,986)
Add back:
Depreciation and amortization expense	1,192	31	1,223
Interest expense (income), net	241	6	247
EBITDA	3,026	(10,542)	(7,516)
Add back:
Impairment loss on real estate assets	—	9,708	9,708
Stock based compensation expense, net	—	154	154
Adjusted EBITDA	$3,026	$(680)	$2,346

*	Includes Gold Peak, East Lyme, the Company’s other developments and corporate level income and expenses.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2009 and 2008

Subscription revenues and related cost of sales were approximately $6,355,000 and $1,406,000, respectively, for the three months ended March 31, 2009, resulting in a gross profit for the Reis Services segment of approximately $4,949,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $519,000 during this period. Subscription revenues and related cost of sales were approximately $6,411,000 and $1,329,000, respectively, for the three months ended March 31, 2008, resulting in a gross profit for the Reis Services segment of approximately $5,082,000. Amortization expense included in cost of sales during this period was approximately $454,000.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $1,548,000 and $1,011,000, respectively, for the three months ended March 31, 2009 with respect to the sale of six condominium units at the Gold Peak development. There were no East Lyme home or lot sales in the 2009 period. Revenue and cost of sales of residential units were approximately $8,384,000 and $6,928,000, respectively, for the three months ended March 31, 2008 with respect to the sale of 20 condominium units at the Gold Peak development and two homes at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $1,276,000 and $517,000, respectively, for the three months ended March 31, 2009 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $253,000 and $298,000, respectively during this period. Sales and marketing expenses and product development expenses were approximately $1,355,000 and $525,000, respectively, for the three months ended March 31, 2008. Amortization expense included in sales and marketing expenses and product development expenses during this period were approximately $255,000 and $149,000, respectively.  The expense reduction between the two periods generally reflects the effect of cost cutting measures implemented by management in the latter part of 2008 and into 2009, and in the case of sales and marketing expenses, reduced commissions.

Property operating expenses were $220,000 and $250,000 for the three months ended March 31, 2009 and 2008, respectively and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expenses of $2,872,000 for the three months ended March 31, 2009 include current period expenses and accruals of $2,361,000, depreciation and amortization expense of $210,000 for lease value and furniture, fixtures and equipment, and approximately $301,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $357,000, offset by (ii) an approximate $56,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $3.25 per share at March 31, 2009.  General and administrative expenses of $3,422,000 for the three months ended March 31, 2008 includes current period expenses and accruals of $3,109,000, depreciation and amortization expense of $274,000 for lease value and furniture, fixtures and equipment, and approximately $39,000 of net non-cash compensation expense. This net expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $411,000, offset by an approximate $372,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $7.68 per share at December 31, 2007 to $5.35 per share at March 31, 2008 and options settled at an amount less than $7.68 per share during the period.  The reduction in non-cash general and administrative expenses is a result of concerted efforts to reduce public company and other administrative costs, the termination of the lease for the Wellsford corporate office space in the third quarter of 2008 and other cost saving measures.

Interest and other income was $61,000 and $189,000 for the three months ended March 31, 2009 and 2008, respectively, and primarily reflects interest earned on cash.  Interest rates in the 2009 period were significantly lower than in the 2008 period.

Interest expense of $180,000 for the three months ended March 31, 2009 includes interest and cost amortization on the Bank Loan of $141,000, non-capitalized interest relating to residential development activities of $31,000 and interest from other debt of $8,000. Interest expense of $328,000 for the three months ended March 31, 2008 includes interest and cost amortization on the Bank Loan of $419,000, non-capitalized interest from residential development activities of $24,000 and interest from other debt of $11,000, offset by the effect of the capitalization of interest of $126,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

The income tax expense for the three months ended March 31, 2009 of $205,000 results from a deferred Federal and state tax provision of $196,000 and current state and local taxes of $9,000. The income tax expense during the three months ended March 31, 2008 of $400,000 reflects current state and local taxes of $38,000, current Federal alternative minimum tax (“AMT”) of $30,000 and deferred Federal, state and local taxes aggregating $332,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $263,000 and $67,000 at March 31, 2009 and December 31, 2008, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

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

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 at March 31, 2009 and December 31, 2008 was necessary. The allowance at March 31, 2009 and December 31, 2008 relates primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.

FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) established the approach for evaluating uncertain tax positions. The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009 the Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt including the repayment of the $4,177,000 outstanding on the East Lyme Construction Loan, which was repaid in April 2009, and $4,208,000 on the Bank Loan by March 31, 2010, operating and capital leases, construction and development costs, other capital expenditures, settlement of certain outstanding stock options in cash, repurchases of up to $888,000 of Reis stock pursuant to currently authorized programs, generally through the use of available cash, cash generated from the operations of Reis Services, sales of condominium units, single family homes and single family home lots either individually or in bulk transactions, the sale or realization of other assets, releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

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

Cash and cash equivalents aggregated approximately $24,434,000 at March 31, 2009. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating requirements in both the short and long terms.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. Commencing in 2009, the Bank Loan allows for cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  The balance of the Bank Loan was approximately $21,875,000 and $22,750,000 at March 31, 2009 and December 31, 2008, respectively.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during the three months ended March 31, 2009 and 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at March 31, 2009 and December 31, 2008 (LIBOR was 0.50% and 0.44% at March 31, 2009 and December 31, 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at March 31, 2009 and December 31, 2008. The decrease in the fair value of the interest rate cap of approximately $15,000 during the three months ended March 31, 2008 was recorded as interest expense.

Residential Development Debt

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which we refer to as the East Lyme Construction Loan.  The East Lyme Construction Loan was extended with term modifications in April 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matures in June 2009. The extension terms also require periodic minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. The balance of the East Lyme Construction Loan was approximately $4,177,000 and $5,077,000 at March 31, 2009 and December 31, 2008, respectively.

During April 2009, the Company made principal repayments of approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme Construction Loan and eliminating the minimum liquidity requirement.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit.  The balance of the cash collateral included in restricted cash on the consolidated balance sheets was approximately $1,344,000 and $1,340,000 at March 31, 2009 and December 31, 2008, respectively. As of April 30, 2009, the Company posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000. The Company is in the process of working with the municipality to further reduce the letter of credit requirement as a result of the completion and dedication to the municipality of certain infrastructure improvements. There can be no assurance that the Company will be able to successfully have the letter of credit amount reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit, all of the Company’s residential real estate is unencumbered by debt by April 30, 2009.

Other Items Impacting Liquidity

Palomino Park

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. At March 31, 2009, there were five Gold Peak units under contract with nominal down payments. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended March 31,		Project Total Through March 31,
	2009	2008	2009

Number of units sold	6	20	245
Gross sales proceeds	$1,548,000	$6,832,000	$73,985,000
Principal paydown on Gold Peak Construction Loan (A)	$—	$4,314,000	$48,522,000

(A)	The Gold Peak Construction Loan was retired in August 2008.

East Lyme

The Company had a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut upon which it was constructing houses for sale. At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes, which we refer to as the East Lyme Land.  The Company subsequently acquired the East Lyme Land in November 2005.

After the initial land purchase, the Company executed an agreement with a homebuilder to construct the homes for this project.  The homebuilder was a 5% partner in the project and receives other consideration. On March 4, 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement.  As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and for its 5% interest.

The model home was completed during the fourth quarter of 2005 and home sales commenced in June 2006. At March 31, 2009, there was one East Lyme home under contract and three homes, including the model, were in inventory.  The following table provides information regarding East Lyme sales:

	For the Three Months Ended March 31,		Project Total Through March 31,
	2009	2008	2009

Number of homes and lots sold (A)	—	2	33
Gross sales proceeds	$—	$1,552,000	$18,687,000
Principal paydown on East Lyme Construction Loan	$900,000	$1,344,000	$18,093,000

(A)
In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000.  All of the transaction proceeds were used to partially repay the project’s construction loan.

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. This estimate is recognized as a liability in the March 31, 2009 and December 31, 2008 balance sheets. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place).  There can be no assurance that the Company will be able to sell any or all of the remaining houses in inventory, or the remaining lots individually or in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

Other Developments

Claverack

The Company owns approximately 235 acres in Claverack, New York known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008. The Company intends to sell the improved lots and two model homes either individually or in a bulk sale transaction, and at March 31, 2009, is continuing to work with local and regional brokers to sell the project.

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three months ended March 31, 2009, the Company purchased 215,523 shares of common stock at an average price of $2.80 per share.  From the inception of the share repurchase program in December 2008 through May 6, 2009, the Company had purchased an aggregate of 237,823 shares of common stock at an average price of $2.91 per share, for an aggregate of approximately $692,000 (leaving approximately $808,000 that may used to be purchase shares under the program). No repurchases were made prior to December 15, 2008.

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

At March 31, 2009, of the 521,473 outstanding options, 136,473 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. The Company accrues a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award.  This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) the changes in the market price of the Company’s common stock. The reserve for option cancellations was approximately $56,000 at December 31, 2008. At March 31, 2009, there was no option liability as the closing stock price of the Company at March 31, 2009 of $3.25 per share was less than the individual exercise prices of the outstanding options that are account for as a liability award at that date.

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

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The current volatility and downturn in the U.S. and global economy, including the credit markets and real estate markets, has affected renewal rates, with the greatest impact on the Company being felt since the beginning of the fourth quarter of 2008.  To date, there has not been a material effect on the marketability of the Company’s products.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and mergers and bankruptcies of financial institutions (some of which are customers of the Company), the Company has been negatively impacted as exhibited by our overall renewal rate (based on annual dollars renewed and reflects price increases, decreases and non-renewals).  The overall renewal rate for the year ended December 31, 2007 was 94% compared to the 88% rate for 2008 and the 87% rate for the trailing 12 months ended March 31, 2009.  To date, the Company has mitigated market pressures by continuing to add new customers, selling new products (such as our tertiary apartment and office markets, rolled out in 2007 and 2008, respectively, and our upcoming tertiary retail markets) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, we generally experienced stable demand for our market information and an increase in demand for our portfolio products as investors placed greater emphasis on assessing portfolio risk.  This pattern is in evidence during the current volatility as overall report usage in the first quarter of 2009 is comparable to the usage in the first quarter of 2008.  We cannot assure you that the level of demand for Reis Services’s products will be sustained or increase during the remainder of 2009.

Condominium and Home Sales

As the softening of the national housing market continues, the Company’s operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at the Company’s projects and sales of inventory are lower and slower than previous expectations resulting in price concessions, increased broker incentives and/or additional incentives being offered to buyers, and with regards to the East Lyme and Claverack projects, the determination to sell home lots either individually or in bulk instead of building and selling homes. Illiquidity in the residential mortgage market has negatively impacted our marketing efforts and the ability for buyers to afford and/or finance the purchase of one of our homes or lots, causing us to offer increased concessions and/or sale price reductions. The number and timing of future sales of any residential units or bulk land sales by the Company could be adversely impacted by the lack of availability of credit to potential buyers and, in the case of a buyer of our residential units, the inability of potential home buyers to sell their existing homes.

Changes in Cash Flows Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008 Cash flows the three months ended March 31, 2009 and 2008 are summarized as follows:

	For the Three Months Ended March 31,
	2009	2008	(Decrease) Increase

Net cash provided by operating activities	$3,195,642	$6,629,909	$(3,434,267)
Net cash (used in) investing activities	(468,408)	(618,747)	150,339
Net cash (used in) financing activities	(2,444,806)	(3,648,332)	1,203,526
Net increase in cash and cash equivalents	$282,428	$2,362,830	$(2,080,402)

Cash flows from operating activities decreased $3,434,000 from $6,630,000 provided in the 2008 period to $3,196,000 provided in the 2009 period. The significant components of this change related to cash provided by the residential development segment in 2008 from sales of 20 Gold Peak units and two East Lyme homes whereas we sold six Gold Peak units in 2009, accounting for approximately $2,193,000 of the decrease.  The cash flows from operations of the Reis Services segment decreased $1,241,000, which is primarily the result of the aforementioned reduction in renewal rates and the timing of billings and collections of receivables.

Cash flows used in investing activities changed $150,000 from $618,000 used in the 2008 period to $468,000 used in the 2009 period. This change primarily resulted from a reduction in cash used in the 2009 period as compared to the 2008 period for additional investments in other real estate assets of $348,000, offset by a return of capital from a joint venture in 2008 of $229,000.

Cash flows from financing activities changed $1,203,000 from $3,648,000 used in the 2008 period to $2,445,000 used in the 2009 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme and Gold Peak construction loans aggregated $2,517,000 during the 2008 period, with no borrowings during the 2009 period. During the 2008 period, approximately $4,314,000 was repaid on the Gold Peak construction loan from 20 condominium sales and $1,344,000 was repaid on the East Lyme construction loan, from two home sales. During the 2009 period, $900,000 was repaid on the East Lyme construction loan. During the 2008 period, $375,000 was repaid on the Bank Loan whereas $875,000 was repaid in the 2009 period, all of which were scheduled repayments.  In the first quarter of 2009, the Company repurchased 215,523 shares of its outstanding common stock for approximately $603,000. No stock repurchases were made in the corresponding 2008 period.  Other debt repayments in the 2009 period were less than payments in the 2008 period by $30,000. Payments for option cancellations and restricted stock unit settlements were approximately $55,000 in the 2008 period and $21,000 in the 2009 period.

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

▪
the risk factors listed under “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 13, 2009.

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

At March 31, 2009, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized in certain circumstances through the use of interest rate caps. Due to the fact that the East Lyme Construction Loan matures in June 2009 and has mandatory principal repayments during that period, management determined that the exposure to increasing interest rates was not significant for this loan and therefore has let the applicable interest rate cap expire. The interest rate cap on the Bank Loan expires in June 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at March 31, 2009:

(amounts in thousands)
	Balance at March 31, 2009	Notional Amount at March 31, 2009	LIBOR Cap	LIBOR at March 31, 2009	Additional Interest Incurred

Variable rate debt:
With interest rate caps:
Bank Loan	$21,875	$15,000	5.5%	0.50%	$219	(A)

Without interest rate caps:
East Lyme Construction Loan (B)	4,177	$—	N/A	0.50%	42	(A)
	$26,052				$261

(A)
Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments and debt maturities.

(B)	The East Lyme Construction Loan was retired in April 2009.

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

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2009 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 13, 2009, to be the most significant. Additional risks identified subsequently to that filing include: the possibility that CoStar or another person or entity may in the future make proposals to acquire all or a portion of Reis or take other actions which may create uncertainty for our employees and customers; the possibility of incurring significant costs for defense related to any unsolicited future proposals; and the possibility of the loss of cash held at regional and national banking institutions in excess of FDIC insured amounts if such banking institutions were to fail. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” The Company repurchased the following shares of Common Stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2009 to January 31, 2009	7,000	$4.72	7,000	$1,458,000
February 1, 2009 to February 28, 2009	2,700	$4.39	2,700	$1,446,000
March 1, 2009 to March 31, 2009	205,823	$2.71	205,823	$888,000

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: May 6, 2009

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

Date: May 6, 2009
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

Date: May 6, 2009
	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Reis, Inc. (the “Company”) for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 8, 2009

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.