Form 10-Q
period 2009-06-30
Reis, Inc.
filed 2009-08-07
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

The number of the Registrant’s shares of common stock outstanding was 10,738,503 as of August 5, 2009.

Part I. Financial Information Item 1. Financial Statements

REIS, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,519,977	$24,151,720
Restricted cash and investments	2,139,900	3,081,469
Receivables, prepaid and other assets	4,448,368	5,944,607
Real estate assets	4,464,039	7,137,636
Total current assets	34,572,284	40,315,432
Furniture, fixtures and equipment, net	1,476,752	1,737,430
Intangible assets, net of accumulated amortization of $8,209,345 and $5,981,961, respectively	21,824,801	23,161,695
Goodwill	54,824,648	54,824,648
Other assets	355,330	398,334
Total assets	$113,053,815	$120,437,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$196,289	$189,136
Current portion of Bank Loan	4,916,666	3,500,000
Construction payables	41,097	156,653
Construction loans payable	—	5,077,333
Accrued expenses and other liabilities	5,651,969	5,365,034
Reserve for option liability	—	55,830
Deferred revenue	10,264,326	12,120,997
Total current liabilities	21,070,347	26,464,983
Non-current portion of Bank Loan	16,083,334	19,250,000
Other long-term liabilities	893,733	988,716
Deferred tax liability, net	619,580	66,580
Total liabilities	38,666,994	46,770,279
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,759,653 and 10,988,623 shares issued and outstanding, respectively	215,193	219,772
Additional paid in capital	100,300,292	100,384,302
Retained earnings (deficit)	(26,128,664)	(26,936,814)
Total stockholders’ equity	74,386,821	73,667,260
Total liabilities and stockholders’ equity	$113,053,815	$120,437,539

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Subscription revenue	$5,909,109	$6,504,703	$12,264,320	$12,915,807
Revenue from sales of residential units	4,260,483	6,398,715	5,808,684	14,782,540
Total revenue	10,169,592	12,903,418	18,073,004	27,698,347
Cost of sales:
Cost of sales of subscription revenue	1,361,724	1,376,768	2,768,279	2,705,648
Cost of sales of residential units	2,990,320	5,523,644	4,000,969	12,451,685
Total cost of sales	4,352,044	6,900,412	6,769,248	15,157,333
Gross profit	5,817,548	6,003,006	11,303,756	12,541,014
Operating expenses:
Sales and marketing	1,247,105	1,380,867	2,523,309	2,736,140
Product development	413,417	437,468	930,787	962,710
Property operating expenses	264,791	284,232	485,218	533,831
General and administrative expenses, inclusive of costs (reductions) attributable to stock based liability amounts of $ —, $20,418, $(55,830) and $(351,763), respectively	2,918,587	3,960,425	5,790,531	7,382,165
Total operating expenses	4,843,900	6,062,992	9,729,845	11,614,846
Other income (expenses):
Interest and other income	86,234	133,061	147,934	322,489
Interest expense	(150,330)	(240,521)	(330,695)	(568,221)
Total other income (expenses)	(64,096)	(107,460)	(182,761)	(245,732)
Income (loss) before income taxes	909,552	(167,446)	1,391,150	680,436
Income tax expense (benefit)	378,000	(1,192,000)	583,000	(792,000)
Net income	$531,552	$1,024,554	$808,150	$1,472,436

Net income per common share:
Basic	$0.05	$0.09	$0.07	$0.13
Diluted	$0.05	$0.09	$0.07	$0.10

Weighted average number of common shares outstanding:
Basic	10,775,722	10,984,517	10,869,027	10,984,517
Diluted	11,009,154	11,064,845	11,063,301	11,182,472

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2009	10,988,623	$219,772	$100,384,302	$(26,936,814)	$73,667,260

Shares issued for vested employees restricted stock units	26,087	522	(522)	—	—
Stock based compensation, net	—	—	688,886	—	688,886
Stock repurchases	(255,057)	(5,101)	(772,374)	—	(777,475)
Net income	—	—	—	808,150	808,150
Balance, June 30, 2009	10,759,653	$215,193	$100,300,292	$(26,128,664)	$74,386,821

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

cash flows from operating activities:
Net income	$808,150	$1,472,436
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision (benefit)	553,000	(890,000)
Depreciation	273,789	376,420
Amortization of intangible assets	2,227,384	1,899,962
Change in fair value of interest rate cap	—	(4,853)
Stock based compensation charges	709,924	836,273
Changes in assets and liabilities:
Restricted cash and investments	941,569	512,458
Real estate assets	2,673,597	8,155,922
Receivables, prepaid and other assets	1,539,243	2,846,877
Accrued expenses and other liabilities	291,920	(1,536,602)
Reserve for option liability	(55,830)	(351,763)
Deferred revenue	(1,856,671)	(2,322,972)
Construction payables	(115,556)	(2,289,960)
Net cash provided by operating activities	7,990,519	8,704,198

cash flows from investing activities:
Web site and database development costs	(890,490)	(917,689)
Furniture, fixtures and equipment additions	(13,111)	(117,093)
Investments in other real estate assets	—	(1,582,149)
Return of capital from investments in joint ventures	—	229,091
Net cash (used in) investing activities	(903,601)	(2,387,840)

cash flows from financing activities:
Borrowings from construction loans payable	—	4,445,800
Repayments of construction loans payable	(5,077,333)	(10,457,581)
Repayment of Bank Loan	(1,750,000)	(750,000)
Repayments on capitalized equipment leases	(92,815)	(86,176)
Payments for option cancellations and restricted stock units	(21,038)	(55,476)
Stock repurchases	(777,475)	—
Net cash (used in) financing activities	(7,718,661)	(6,903,433)
Net (decrease) in cash and cash equivalents	(631,743)	(587,075)
Cash and cash equivalents, beginning of period	24,151,720	23,238,490
Cash and cash equivalents, end of period	$23,519,977	$22,651,415

supplemental information:
Cash paid during the period for interest	$278,969	$1,057,814
Cash paid during the period for income taxes, net of refunds	$30,761	$61,393

supplemental schedule of non-cash investing and financing activities:
Shares issued for settlement of vested employee restricted stock units	$522

See Notes to Consolidated Financial Statements

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business

Reis, Inc. (the “Company” or “Reis”) is a Maryland corporation. The Company’s primary business is providing commercial real estate market information and analytical tools for its customers, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Reis Services’s Historic Business

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides web-browser based online access to information and analytical tools designed to facilitate debt and equity transactions as well as ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business in the May 2007 merger (the “Merger”). Prior to May 2007, Reis operated as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company has completed the sale of all but one unit at its Gold Peak project and is seeking to exit the residential development business by selling its remaining two projects in bulk, in order to focus solely on the Reis Services business.

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009. The consolidated statements of operations for the three and six months ended June 30, 2009 and changes in cash flows for the six months ended June 30, 2009, are not necessarily indicative of full year results.

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

Reclassification

Amounts in certain accounts as presented in the Consolidated Statements of Operations, as well as in Note 3 have been reclassified. This reclassification does not result in a change to the previously reported net income or net income per share for any of the periods presented to conform to the current period presentation.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP SFAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and as a result is effective for the Company beginning January 1, 2009.  The adoption of FSP SFAS 157-2 did not have a material effect on the consolidated financial statements.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP SFAS 157-4 did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS 107-1”).  FSP SFAS 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) to interim financial statements of publicly traded companies.  FSP SFAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP SFAS 107-1 did not have a material effect on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes principles and requirements for evaluating, recognizing and disclosing subsequent events.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have an impact on the consolidated financial statements.

Subsequent Events

The Company has evaluated all events through August 7, 2009, the date the financial statements were issued, and determined that no events have occurred which would require additional disclosure.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
Residential Development Activities
Condensed Balance Sheet Data June 30, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$13,848	$20	$91	$292	$9,269	$23,520
Restricted cash and investments	242	25	1,423	450	—	2,140
Receivables, prepaid and other assets	4,476	5	11	(97)	53	4,448
Real estate assets	—	341	1,922	2,201	—	4,464
Total current assets	18,566	391	3,447	2,846	9,322	34,572
Furniture, fixtures and equipment, net	1,422	—	—	18	37	1,477
Intangible assets, net	21,825	—	—	—	—	21,825
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	355	—	—	—	—	355
Total assets	$99,371	$391	$3,447	$2,864	$6,981	$113,054

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,113	$—	$—	$—	$—	$5,113
Construction payables	—	9	26	6	—	41
Accrued expenses and other liabilities	771	891	1,409	272	2,309	5,652
Deferred revenue	10,264	—	—	—	—	10,264
Total current liabilities	16,148	900	1,435	278	2,309	21,070
Non-current portion of Bank Loan	16,083	—	—	—	—	16,083
Other long-term liabilities	834	—	—	60	—	894
Deferred tax liability, net	9,079	—	—	—	(8,459)	620
Total liabilities	42,144	900	1,435	338	(6,150)	38,667
Total stockholders’ equity (deficit)	57,227	(509)	2,012	2,526	13,131	74,387
Total liabilities and stockholders’ equity	$99,371	$391	$3,447	$2,864	$6,981	$113,054

Residential Development Activities
Condensed Balance Sheet Data December 31, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$11,846	$6	$356	$68	$11,876	$24,152
Restricted cash and investments	241	45	1,835	960	—	3,081
Receivables, prepaid and other assets	5,791	—	—	(61)	215	5,945
Real estate assets	—	2,533	2,403	2,202	—	7,138
Total current assets	17,878	2,584	4,594	3,169	12,091	40,316
Furniture, fixtures and equipment, net	1,631	29	3	28	46	1,737
Intangible assets, net	23,161	—	—	—	—	23,161
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	398	—	—	1	—	399
Total assets	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$3,689	$—	$—	$—	$—	$3,689
Construction payables	—	41	109	7	—	157
Construction loans payable	—	—	5,077	—	—	5,077
Accrued expenses and other liabilities	1,090	837	1,354	207	1,933	5,421
Deferred revenue	12,121	—	—	—	—	12,121
Total current liabilities	16,900	878	6,540	214	1,933	26,465
Non-current portion of Bank Loan	19,250	—	—	—	—	19,250
Other long-term liabilities	929	—	—	60	—	989
Deferred tax liability, net	7,821	—	—	—	(7,754)	67
Total liabilities	44,900	878	6,540	274	(5,821)	46,771
Total stockholders’ equity (deficit)	55,371	1,735	(1,943)	2,924	15,580	73,667
Total liabilities and stockholders’ equity	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

*			Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
Residential Development Activities
Condensed Operating Data for the Three Months Ended June 30, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$5,909	$—	$—	$—	$—	$5,909
Revenue from sales of residential units	—	2,519	1,742	—	—	4,261
Total revenue	5,909	2,519	1,742	—	—	10,170
Cost of sales:
Cost of sales of subscription revenue	1,362	—	—	—	—	1,362
Cost of sales of residential units	—	1,602	1,388	—	—	2,990
Total cost of sales	1,362	1,602	1,388	—	—	4,352
Gross profit	4,547	917	354	—	—	5,818
Operating expenses:
Sales and marketing	1,247	—	—	—	—	1,247
Product development	414	—	—	—	—	414
Property operating expenses	—	229	20	16	—	265
General and administrative expenses	1,338	107	27	32	1,415	2,919
Total operating expenses	2,999	336	47	48	1,415	4,845
Other income (expenses):
Interest and other income	43	23	18	1	2	87
Interest (expense)	(142)	—	(9)	—	—	(151)
Total other income (expense)	(99)	23	9	1	2	(64)
Income (loss) before income taxes	$1,449	$604	$316	$(47)	$(1,413)	$909

Residential Development Activities
Condensed Operating Data for the Three Months Ended June 30, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$6,505	$—	$—	$—	$—	$6,505
Revenue from sales of residential units	—	4,211	2,188	—	—	6,399
Total revenue	6,505	4,211	2,188	—	—	12,904
Cost of sales:
Cost of sales of subscription revenue	1,377	—	—	—	—	1,377
Cost of sales of residential units	—	3,508	2,016	—	—	5,524
Total cost of sales	1,377	3,508	2,016	—	—	6,901
Gross profit	5,128	703	172	—	—	6,003
Operating expenses:
Sales and marketing	1,381	—	—	—	—	1,381
Product development	438	—	—	—	—	438
Property operating expenses	—	257	19	8	—	284
General and administrative expenses	1,532	56	27	2	2,344	3,961
Total operating expenses	3,351	313	46	10	2,344	6,064
Other income (expenses):
Interest and other income	50	32	1	—	50	133
Interest (expense)	(295)	—	(22)	—	77	(240)
Total other income (expense)	(245)	32	(21)	—	127	(107)
Income (loss) before income taxes	$1,532	$422	$105	$(10)	$(2,217)	$(168)

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
Residential Development Activities
Condensed Operating Data for the Six Months Ended June 30, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$12,264	$—	$—	$—	$—	$12,264
Revenue from sales of residential units	—	4,067	1,742	—	—	5,809
Total revenue	12,264	4,067	1,742	—	—	18,073
Cost of sales:
Cost of sales of subscription revenue	2,768	—	—	—	—	2,768
Cost of sales of residential units	—	2,613	1,388	—	—	4,001
Total cost of sales	2,768	2,613	1,388	—	—	6,769
Gross profit	9,496	1,454	354	—	—	11,304
Operating expenses:
Sales and marketing	2,523	—	—	—	—	2,523
Product development	931	—	—	—	—	931
Property operating expenses	—	407	40	38	—	485
General and administrative expenses	2,735	148	56	63	2,789	5,791
Total operating expenses	6,189	555	96	101	2,789	9,730
Other income (expenses):
Interest and other income	98	27	18	1	4	148
Interest (expense)	(291)	—	(40)	—	—	(331)
Total other income (expense)	(193)	27	(22)	1	4	(183)
Income (loss) before income taxes	$3,114	$926	$236	$(100)	$(2,785)	$1,391

Residential Development Activities
Condensed Operating Data for the Six Months Ended June 30, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$12,916	$—	$—	$—	$—	$12,916
Revenue from sales of residential units	—	11,043	3,740	—	—	14,783
Total revenue	12,916	11,043	3,740	—	—	27,699
Cost of sales:
Cost of sales of subscription revenue	2,706	—	—	—	—	2,706
Cost of sales of residential units	—	9,171	3,281	—	—	12,452
Total cost of sales	2,706	9,171	3,281	—	—	15,158
Gross profit	10,210	1,872	459	—	—	12,541
Operating expenses:
Sales and marketing	2,736	—	—	—	—	2,736
Product development	963	—	—	—	—	963
Property operating expenses	—	490	32	12	—	534
General and administrative expenses	3,108	112	54	4	4,104	7,382
Total operating expenses	6,807	602	86	16	4,104	11,615
Other income (expenses):
Interest and other income	103	53	3	23	140	322
Interest (expense)	(725)	—	(46)	—	203	(568)
Total other income (expense)	(622)	53	(43)	23	343	(246)
Income (loss) before income taxes	$2,781	$1,323	$330	$7	$(3,761)	$680

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2009.

Our largest customer accounted for 2.7% and 2.3% of Reis Services’s revenue for the six months ended June 30, 2009 and 2008, respectively.  Our 14 largest customers, each of which accounted for greater than 1.0% of our revenue, aggregated 25.0% of Reis Services’s revenue for the six months ended June 30, 2009.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

The balance of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets on the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009	December 31, 2008

Customer receivables	$4,390,000	$5,641,000
Allowance for doubtful accounts	(39,000)	(38,000)
Customer receivables, net	$4,351,000	$5,603,000

Seven customers accounted for an aggregate of approximately 51.2% of Reis Services’s accounts receivable at June 30, 2009, including four customers in excess of 4.0% with the largest representing 14.1%.

At June 30, 2009 no customer accounted for more than 5.5% of deferred revenue.

Residential Development Activities

At June 30, 2009, the Company’s residential development activities were comprised primarily of the following:

▪
The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and 255 Gold Peak units were sold as of June 30, 2009.  Three of the remaining four units were sold in July 2009, leaving one unit left to sell.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 36 homes and lots (28 homes and eight lots) were sold as of June 30, 2009.  At June 30, 2009, there was one East Lyme home in inventory.

▪	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres (“Claverack”).

Palomino Park

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006. Three of the remaining four Gold Peak units were sold in July 2009. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through June 30,
	2009	2008	2009	2008	2009

Number of units sold	10	15	16	35	255
Gross sales proceeds	$2,519,000	$4,211,000	$4,067,000	$11,043,000	$76,504,000
Principal paydown on Gold Peak Construction Loan (A)	$—	$2,830,000	$—	$7,144,000	$48,522,000

(A)	The Gold Peak Construction Loan was retired in August 2008.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

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

After the initial land purchase, the Company executed an agreement with a homebuilder to construct the homes for this project.  The homebuilder was a 5% partner in the project and received other consideration. In March 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement.  As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and to purchase its 5% interest.

Home sales at East Lyme commenced in June 2006. At June 30, 2009, there was one East Lyme home in inventory. The following table provides information regarding East Lyme sales:

For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through June 30,
2009	2008	2009	2008	2009

Number of homes and lots sold (A)	3	3	3	5	36
Gross sales proceeds	$1,742,000	$2,188,000	$1,742,000	$3,740,000	$20,429,000
Principal paydown on East Lyme Construction Loan (B)	$4,177,000	$1,969,000	$5,077,000	$3,313,000	$22,270,000

(A)
In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000.  All of the transaction proceeds were used to partially repay the project’s construction loan.

(B)	The East Lyme Construction Loan was retired in April 2009.

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. This estimate is recognized as a liability in the June 30, 2009 and December 31, 2008 balance sheets. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place). There can be no assurance that the Company will be able to sell the one remaining house in inventory or the remaining lots individually or in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

Other Developments

Claverack

The Company owns approximately 235 acres in Claverack, New York known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008. At June 30, 2009, the Company is continuing to work with local and regional brokers to sell the improved lots and the model homes either individually or in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the improved lots and the model homes either individually or in bulk at Claverack at acceptable prices, or within a specific time period, or at all.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	June 30,	December 31,
	2009	2008

Deposits and escrows related to residential development activities	$1,898,000	$2,840,000
Certificate of deposit/security for office lease (A)	242,000	241,000
	$2,140,000	$3,081,000

(A)
In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided a letter of credit through a bank to the lessor. The letter of credit is supported by the certificate of deposit issued by that bank.

The net escrow balance was reduced by approximately $417,000 and $954,000 during the three and six months ended June 30, 2009, respectively, related to the completion of road work and other construction requirements.

In July 2009, the Company’s restricted cash balance was reduced by approximately $598,000, primarily related to the release of a cash escrow for the completion and dedication of road work from the town of East Lyme, thereby resulting in a consolidated restricted cash balance of approximately $1,542,000 by July 31, 2009.

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, including the respective amounts of accumulated amortization, are as follows:

	June 30,	December 31,
	2009	2008

Database	$9,646,000	$9,178,000
Accumulated amortization	(3,998,000)	(2,943,000)
Database, net	5,648,000	6,235,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(1,966,000)	(1,461,000)
Customer relationships, net	12,134,000	12,639,000
Web site	3,488,000	3,065,000
Accumulated amortization	(1,593,000)	(1,077,000)
Web site, net	1,895,000	1,988,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(652,000)	(501,000)
Acquired below market lease, net	2,148,000	2,299,000
Intangibles, net	$21,825,000	$23,161,000

The Company capitalized approximately $226,000 and $244,000 during the three months ended June 30, 2009 and 2008, respectively, and $468,000 and $500,000 during the six months ended June 30, 2009 and 2008, respectively, to the database intangible assets. The Company capitalized approximately $202,000 and $221,000 during the three months ended June 30, 2009 and 2008, respectively, and $423,000 and $418,000 during the six months ended June 30, 2009 and 2008, respectively, to the web site intangible asset.

Amortization expense for intangibles and other assets aggregated approximately $1,081,000 and $2,227,000 for the three months and six months ended June 30, 2009, respectively, of which approximately $536,000 and $1,055,000, respectively, related to the database, which is charged to cost of sales, approximately $252,000 and $505,000, respectively, related to customer relationships, which is charged to sales and marketing expense, approximately $218,000 and $516,000, respectively, related to web site development, which is charged to product development expense, and approximately $75,000 and $151,000, respectively, related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment. Amortization expense for intangibles and other assets aggregated approximately $967,000 and $1,900,000 for the three and six months ended June 30, 2008, respectively, of which approximately $472,000 and $926,000, respectively, related to the database, approximately $254,000 and $509,000, respectively, related to customer relationships, approximately $165,000 and $314,000, respectively, related to web site development and approximately $76,000 and $151,000, respectively, related to the value ascribed to the below market terms of the office lease, all in the Reis Services segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

6.	Debt

At June 30, 2009 and December 31, 2008, the Company’s debt consisted of the following:

		Stated Interest Rate at	June 30,	December 31,
Debt/Project	Maturity Date	June 30, 2009	2009	2008

Debt:
Reis Services Bank Loan	September 2012	LIBOR + 1.50%(A)	$21,000,000	$22,750,000
East Lyme Construction Loan	June 2009	—	—	5,077,000
Other Reis Services debt	Various	Fixed/Various	310,000	403,000
Total debt			21,310,000	28,230,000
Less current portion			5,113,000	8,767,000
Long-term portion			$16,197,000	$19,463,000
Total construction loans payable			$—	$5,077,000
Carrying amount of real estate assets collateralizing construction loans payable			$—	$876,000
Total assets of Reis Services as a security interest for the Bank Loan			$99,371,000	$100,271,000

(A)	Depending upon the leverage ratio, as defined in the Bank Loan agreement, the spread to LIBOR may range from 3.00% to 1.50% as described below.

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

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during the three and six months ended June 30, 2009 and 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at June 30, 2009 and December 31, 2008 (LIBOR was 0.32% and 0.44% at June 30, 2009 and December 31, 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at June 30, 2009 and December 31, 2008.  The increase in the fair value of the interest rate cap of approximately $5,000 during the six months ended June 30, 2008 was recorded as a benefit to interest expense.

Residential Development Debt

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000 (the “East Lyme Construction Loan”).  The East Lyme Construction Loan was extended with term modifications in April 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Debt (continued)

LIBOR + 2.50% over the extension period which matured in June 2009. The extension terms also require periodic minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. During April 2009, the Company made principal repayments of approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme Construction Loan and eliminating the minimum liquidity requirement.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit and in April 2009, posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000.  In June 2009, the municipality reduced the letter of credit requirement from $1,750,000 to $1,000,000 and in July 2009, further reduced the requirement to $450,000, at which times, the cash held as collateral was reduced in a corresponding amount and was transferred from restricted cash to cash and cash equivalents on the consolidated balance sheet.  The Company is in the process of working with the municipality to further reduce other bonding and escrow requirements.  There can be no assurance that the Company will be able to successfully have these amounts reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit in April 2009, all of the Company’s remaining residential real estate is unencumbered by debt.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $164,000 and $262,000 was capitalized during the three and six months ended June 30, 2008, respectively.  No interest was capitalized to the projects for the three and six months ended June 30, 2009.

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Current state and local tax	$21,000	$—	$30,000	$38,000
Current Federal alternative minimum tax (“AMT”)	—	30,000	—	60,000
Deferred Federal tax	284,000	(977,000)	440,000	(712,000)
Deferred state and local tax	73,000	(245,000)	113,000	(178,000)
Income tax expense (benefit)	$378,000	$(1,192,000)	$583,000	$(792,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $620,000 and $67,000 at June 30, 2009 and December 31, 2008, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Private Reis had NOL carryforwards aggregating approximately $9,900,000 at December 31, 2008, expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Income Taxes (continued)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 at June 30, 2009 and December 31, 2008 was necessary. The allowance at June 30, 2009 and December 31, 2008 relates primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.

FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) established the approach for evaluating uncertain tax positions. The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the six months ended June 30, 2009.

8.	Stockholders’ Equity

The following table presents information regarding the Company’s stock:

	June 30, 2009	December 31, 2008

Common stock, 101,000,000 shares authorized, $0.02 par value per share	10,759,653	10,988,623

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

During the three and six months ended June 30, 2009, the Company purchased 39,534 and 255,057 shares of common stock, respectively, at an average price of $4.42 and $3.05 per share, respectively.  From the inception of the share repurchase program in December 2008 through July 31, 2009, the Company purchased an aggregate of 278,607 shares of common stock at an average price of $3.14 per share, for an aggregate of approximately $875,000 (leaving approximately $625,000 that may be used to purchase shares under the program). During 2008, no repurchases were made prior to December 15, 2008.

The Company did not declare or distribute any dividends during the three and six months ended June 30, 2009 and 2008.

9.
Stock Plans and Other Incentives

During 1997 and 1998, the Company adopted certain incentive plans (the “1997 and 1998 Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees.  As a result of an amendment to the 1997 and 1998 Incentive Plans which was approved by the stockholders on May 30, 2007, awards can be made to all employees of the Company, not just key employees.  As of March 10, 2008, the ability to issue options, restricted stock units (“RSUs”) or stock awards under the 1997 and 1998 Incentive Plans fully expired.  At the May 29, 2008 annual meeting of stockholders, the Company’s stockholders approved the adoption of a new management incentive plan which provides for up to 1,000,000 shares to be available for future grants (the “2008 Incentive Plan” or, when referred to in the aggregate with the 1997 and 1998 Incentive Plans, the “Incentive Plans”).  Awards granted under the Incentive Plans vest over periods ranging generally from three to five years for employees. Option awards expire ten years from the date of grant.

Option Awards

The following table presents the changes in options outstanding for the six months ended June 30, 2009 and 2008, as well as other plan data:

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Stock Plans and Other Incentives (continued)

	For the Six Months Ended June 30,
	2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	528,473	$8.53	615,848	$8.34
Cancelled through cash settlement	—	$—	(22,155)	$(4.72)
Forfeited/cancelled/expired	(7,000)	$(9.57)	(17,724)	$(8.89)
Outstanding at end of period	521,473	$8.51	575,969	$8.46
Options exercisable at end of period	276,473	$7.43	160,797	$6.81
Options exercisable which can be settled in cash	136,473	$4.68	155,969	$4.72

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

At June 30, 2009, there was no option liability recorded as the closing stock price of the Company at June 30, 2009 of $3.91 per share was less than the individual exercise prices of the outstanding 136,473 options that are accounted for as a liability award at that date. At December 31, 2008, the option liability was approximately $56,000 based upon the difference in the closing stock price of the Company at December 31, 2008 of $5.00 per share and the individual exercise prices of the outstanding 101,025 “in-the-money” options that are accounted for as a liability award at that date. Changes in the settlement value of option awards treated under the liability method as defined by SFAS No. 123R are reflected as income or expense in the statements of operations under the going concern basis of accounting. The Company recorded a compensation benefit of approximately $56,000 in the six months ended June 30, 2009 in general and administrative expenses in the statement of operations as a result of the stock price declines during the period, all of which was recorded during the first quarter of 2009.  The Company recorded compensation expense of approximately $20,000 in the three months ended June 30, 2008 and a compensation benefit of approximately $352,000 in the six months ended June 30, 2008 in general and administrative expenses in the statement of operations as a result of the stock price changes from each measurement date.  No options were settled with a net cash payment during the three and six months ended June 30, 2009.  During the six months ended June 30, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000, none of which occurred in the three months ended June 30, 2008.

RSU Awards

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,
	2009	2008

Outstanding at beginning of period	343,320	208,400
Granted	204,528	121,112
Common stock delivered (A)	(31,332)	—
Forfeited	(3,600)	(9,000)
Outstanding at end of period	512,916	320,512

Intrinsic value at June 30, 2009 (B)	$2,006,000

(A)	Includes 5,245 shares which were used to settle employee withholding tax obligations for three employees of approximately $21,000. A net of 26,087 shares of common stock were delivered.
(B)	For purposes of this calculation, the Company’s closing stock price of $3.91 per share on June 30, 2009 was used.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Stock Plans and Other Incentives (continued)

In February 2009, an aggregate of 169,500 RSUs were granted to employees which vest one-third a year over three years and have a grant date fair value of $4.76 per RSU (which was determined based on the closing price of the Company’s common stock on February 4, 2009). In February 2008, an aggregate of 100,000 RSUs were granted to employees which vest one-third a year over three years and had a grant date fair value of $7.20 per RSU (which was determined based on the closing stock price of the Company’s common stock on February 28, 2008). These awards are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

During the six months ended June 30, 2008, an aggregate of 21,112 RSUs were granted to non-employee directors (with an average grant date fair value of $7.73 per RSU) related to the equity component of their compensation for the period June 1, 2007 to December 31, 2007.  During the six months ended June 30, 2009, an additional 35,028 RSUs in the aggregate were granted to non-employee directors (with an average grant date fair value of $3.94 per RSU) related to the equity component of their compensation for the three months ended December 31, 2008 and March 31, 2009.  In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

For the three months ended June 30, 2009 and 2008, the Company recorded non-cash compensation expense of approximately $353,000 and $425,000, respectively (including approximately $65,000 and $87,000, respectively,  related to non-employee director equity compensation), and for the six months ended June 30, 2009 and 2008, recorded non-cash compensation expense of approximately $710,000 and $836,000, respectively (including approximately $134,000 and $157,000, respectively, related to non-employee director equity compensation). The non-cash compensation expense is related to all stock options and RSUs accounted for as equity awards and is a component of general and administrative expenses in the statement of operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income for basic calculation	$531,552	$1,024,554	$808,150	$1,472,436
Adjustments to net income for the income statement impact of dilutive securities	—	—	—	(351,763)
Net income for dilution calculation	$531,552	$1,024,554	$808,150	$1,120,673

Denominator:
Denominator for net income per common share, basic — weighted average common shares	10,775,722	10,984,517	10,869,027	10,984,517
Effect of dilutive securities:
RSUs	233,432	80,328	194,274	68,200
Stock options	—	—	—	129,755
Denominator for net income per common share, diluted — weighted average common shares	11,009,154	11,064,845	11,063,301	11,182,472
Net income per common share:
Basic	$0.05	$0.09	$0.07	$0.13
Diluted	$0.05	$0.09	$0.07	$0.10

Potentially dilutive securities include all stock based awards.  For the three and six months ended June 30, 2009, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

11.	Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the debt, were not materially different from their recorded values at June 30, 2009 and December 31, 2008.  Other than capital leases, all of the Company’s debt at June 30, 2009 and December 31, 2008 was floating rate based.  Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $19,300,000 and $20,800,000 at June 30, 2009 and December 31, 2008, respectively, which is lower than the recorded amounts of $21,000,000 and $22,750,000 at June 30, 2009 and December 31, 2008, respectively.  The estimated fair value reflects the effect of higher interest rate spreads and interest rate floors on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained.  Regarding the East Lyme Construction Loan, this debt was retired in April 2009.  The Company determined that the recorded amount of this debt was equal to its fair value at December 31, 2008.  The Company’s interest rate cap had no value at June 30, 2009 and December 31, 2008.  See Note 6 for more information about the Company’s debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Organization and Business

Reis, Inc. (which we refer to as either the Company or Reis) is a Maryland corporation. The Company’s primary business is providing commercial real estate market information and analytical tools for its customers, through its Reis Services subsidiary.  For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Reis Services’s Historic Business

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail and industrial properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s flagship product is Reis SE, which provides web-browser based online access to information and analytical tools designed to facilitate debt and equity transactions as well as ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

Proprietary Databases

Reis has expertise in collecting, screening and organizing volumes of data into its proprietary databases. Each quarter, a rotating sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with the previous record for the property and question any unusual changes in rents and vacancies. Whenever necessary, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls. Reis publishes information on approximately 1,800 submarkets at June 30, 2009.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at June 30, 2009:

Number of metropolitan markets:
Apartment	169
Office	132
Retail	105
Industrial	44

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

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recent enhancements include:

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

▪
the February 2009 launch of Value AlertSM, an analytical tool that provides a quick measure of how previous commercial real estate value assumptions may need to be modified to reflect current economic realities.  The tool can be applied to a portfolio as an initial screen to identify assets that may warrant further scrutiny

▪
the August 2009 enhancement of Reis’s Single Property Valuation module and its Asset and Portfolio AnalysisSM service, which are designed to help clients better quantify the value and risk associated with their commercial real estate holdings.

Reis also expanded its coverage of retail markets during 2009.  In May 2009, Reis initiated coverage of neighborhood and community shopping centers in 27 additional markets, with more shopping center markets expected to begin coverage in August 2009.  As with the addition of apartment markets in 2007 and office markets in 2008, the expanded retail coverage will be available for an additional fee to our customers.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc., Real Capital Analytics, Inc., Torto Wheaton Research, a wholly-owned subsidiary of CB Richard Ellis and LoopNet, Inc., as well as with in-house real estate research departments.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business in the May 2007 merger, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company has completed the sale of all but one unit at its Gold Peak project and is seeking to exit the residential development business by selling its remaining two projects in bulk, in order to focus solely on the Reis Services business.

At June 30, 2009, the Company’s residential development activities were comprised primarily of the following:

▪
The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and 255 Gold Peak units were sold as of June 30, 2009.  Three of the remaining four units were sold in July 2009, leaving one unit left to sell.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 36 homes and lots (28 homes and eight lots) were sold as of June 30, 2009.  At June 30, 2009, there was one East Lyme home in inventory.

▪	The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres, which we refer to as Claverack.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots at East Lyme and Claverack. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots at East Lyme.  In September 2008, the Company sold eight partially improved East Lyme lots, in a single transaction, to a regional homebuilder.  Separately, the Company is actively working with local and regional brokers related to the Claverack bulk sale initiative.  There can be no assurance that the Company will be able to sell any or all of the homes in inventory or the remaining lots, individually or in bulk, at acceptable prices, or within a specific time period, or at all.

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

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business.  These metrics are revenue, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) and EBITDA margin.  Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of GAAP net income to EBITDA for the Reis Services segment and to Adjusted EBITDA on a consolidated basis for each of the periods presented here, see below).

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	June 30,			Percentage
	2009	2008	(Decrease)	(Decrease)

Revenue	$5,909	$6,505	$(596)	(9.2)%
EBITDA	$2,740	$2,858	$(118)	(4.1)%
EBITDA margin	46.4%	43.9%

	For the Six Months Ended June 30,		(Decrease) Increase	Percentage (Decrease) Increase

	2009	2008

Revenue	$12,264	$12,916	$(652)	(5.0)%
EBITDA	$5,756	$5,550	$206	3.7%
EBITDA margin	46.9%	43.0%

	For the Three Months Ended
	June 30, 2009	March 31, 2009	(Decrease)	Percentage (Decrease)

Revenue	$5,909	$6,355	$(446)	(7.0)%
EBITDA	$2,740	$3,016	$(276)	(9.2)%
EBITDA margin	46.4%	47.5%

Reis Services’s EBITDA decreased $118,000, or 4.1%, from the second quarter of 2008 to the second quarter of 2009 primarily resulting from revenue reductions between the two periods of $596,000, or 9.2%, partially offset by cost control measures in place during the 2009 period.  For the six months ended June 30, 2009, EBITDA increased $206,000, or 3.7%, even though revenue declined by $652,000 or 5.0%.  This was a result of cost control measures in place during the 2009 period.  The $276,000, or 9.2%, decline in EBITDA in consecutive quarters (first quarter 2009 to second quarter 2009) is primarily the result of a decline in revenue of $446,000, or 7.0%.

The revenue decreases referred to above reflect the cumulative impact from declines in the renewal rates over the trailing twelve month period.  Our overall renewal rate has declined to 84% for the trailing twelve months ended June 30, 2009 from 87% for the twelve months ended March 31, 2009 and from 88% for the year ended December 31, 2008.  Separately, the net effect of price increases and decreases upon renewals has also negatively impacted revenue.  During the past 12 months, contract price increases on renewals were constrained due to usage reductions at certain customers as well as budgetary pressures at our customers, predominantly in the banking industry, but also impacting other of our customers.  We generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations; however, our business may be negatively impacted by bankruptcies of existing customers.  Our pricing model is based on actual and projected usage, and we believe it is generally not as susceptible to downturns and personnel reductions at our customers as would be a model based upon individual user licenses.  However, we have been and we may in the future be impacted by consolidation among our customers and potential customers, or in the event that customers enter bankruptcy or otherwise go out of business.

Overall report usage was down slightly in the second quarter of 2009 as compared to the first quarter of 2009 and was also down slightly from second quarter 2008 usage.  As stated above, the overall trailing 12 month renewal rate through June 30, 2009 was 84%, with a higher rate among our institutional customers at 86%.

Our largest customer accounted for 2.7% of Reis Services’s revenue for the six months ended June 30, 2009. Our 14 largest customers, each of which accounted for greater than 1.0% of our revenue, aggregated 25.0% of Reis Services’s revenue for the six months ended June 30, 2009.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, impairment losses on real estate assets and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year-to-year or period-to-period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes, and in the case of Adjusted EBITDA, isolates non-cash charges for impairment losses on real estate assets and stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider these measures in isolation or as substitutes for net income, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income, follow for each identified period:

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$531
Income tax expense			378
Income (loss) before income taxes	$1,449	$(540)	909
Add back:
Depreciation and amortization expense	1,192	29	1,221
Interest expense (income), net	99	(35)	64
EBITDA	2,740	(546)	2,194
Add back:
Stock based compensation expense, net	—	353	353
Adjusted EBITDA	$2,740	$(193)	$2,547

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$808
Income tax expense			583
Income (loss) before income taxes	$3,114	$(1,723)	1,391
Add back:
Depreciation and amortization expense	2,449	52	2,501
Interest expense (income), net	193	(10)	183
EBITDA	5,756	(1,681)	4,075
Add back:
Stock based compensation expense, net	—	654	654
Adjusted EBITDA	$5,756	$(1,027)	$4,729

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$1,024
Income tax (benefit)			(1,192)
Income (loss) before income taxes	$1,532	$(1,700)	(168)
Add back:
Depreciation and amortization expense	1,081	64	1,145
Interest expense (income), net	245	(138)	107
EBITDA	2,858	(1,774)	1,084
Add back:
Stock based compensation expense, net	—	445	445
Adjusted EBITDA	$2,858	$(1,329)	$1,529

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$1,472
Income tax (benefit)			(792)
Income (loss) before income taxes	$2,781	$(2,101)	680
Add back:
Depreciation and amortization expense	2,147	129	2,276
Interest expense (income), net	622	(353)	269
EBITDA	5,550	(2,325)	3,225
Add back:
Stock based compensation expense, net	—	484	484
Adjusted EBITDA	$5,550	$(1,841)	$3,709

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$277
Income tax expense			205
Income (loss) before income taxes	$1,665	$(1,183)	482
Add back:
Depreciation and amortization expense	1,257	23	1,280
Interest expense, net	94	25	119
EBITDA	3,016	(1,135)	1,881
Add back:
Stock based compensation expense, net	—	301	301
Adjusted EBITDA	$3,016	$(834)	$2,182

*	Includes Gold Peak, East Lyme, the Company’s other residential developments and corporate level income and expenses.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2009 and 2008

Subscription revenues and related cost of sales were approximately $5,909,000 and $1,362,000, respectively, for the three months ended June 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $4,547,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $536,000 during this period. Subscription revenues and related cost of sales were approximately $6,505,000 and $1,377,000, respectively, for the three months ended June 30, 2008, resulting in a gross profit for the Reis Services segment of approximately $5,128,000. Amortization expense included in cost of sales for the database intangible asset was approximately $472,000 during this period.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $4,261,000 and $2,990,000, respectively, for the three months ended June 30, 2009 with respect to the sale of 10 condominium units at the Gold Peak development and three East Lyme home sales in the 2009 period. Revenue and cost of sales of residential units were approximately $6,399,000 and $5,524,000, respectively, for the three months ended June 30, 2008 with respect to the sale of 15 condominium units at the Gold Peak development and three homes at East Lyme during the 2008 period.

Sales and marketing expenses and product development expenses were approximately $1,247,000 and $414,000, respectively, for the three months ended June 30, 2009 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $252,000 and $218,000, respectively, during this period. Sales and marketing expenses and product development expenses were approximately $1,381,000 and $438,000, respectively, for the three months ended June 30, 2008. Amortization expense included in sales and marketing expenses and product development expenses during this period were approximately $254,000 and $165,000, respectively.

Property operating expenses were $265,000 and $284,000 for the three months ended June 30, 2009 and 2008, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expenses of $2,919,000 for the three months ended June 30, 2009 include current period expenses and accruals of $2,351,000, depreciation and amortization expense of $215,000 for lease value and furniture, fixtures and equipment, and approximately $353,000 of net non-cash compensation expense. The net non-cash compensation expense is solely comprised of compensation expense resulting from equity awards for employees and directors.  General and administrative expenses of $3,961,000 for the three months ended June 30, 2008 includes current period expenses and accruals of $3,350,000, depreciation and amortization expense of $253,000 for lease value and furniture, fixtures and equipment, and approximately $445,000 of non-cash compensation expense. The non-cash compensation expense is comprised of (i) an approximate $20,000 increase in the reserve for the option liability due to an increase in the market price of the Company’s common stock from $5.35 per share at March 31, 2008 to $5.49 per share at June 30, 2008 and (ii) compensation expense resulting from equity awards for employees and directors of approximately $425,000. The reduction in non-cash general and administrative expenses is a result of concerted efforts to reduce public company and other administrative costs, the termination of the lease for the Wellsford corporate office space in the third quarter of 2008 and other cost saving measures.

Interest and other income was $87,000 and $134,000 for the three months ended June 30, 2009 and 2008, respectively, and primarily reflects interest earned on cash.  Interest rates in the 2009 period were significantly lower than in the 2008 period.

Interest expense of $151,000 for the three months ended June 30, 2009 includes interest and cost amortization on the Bank Loan of $136,000, non-capitalized interest relating to residential development activities of $9,000 and interest from other debt of $6,000.  Interest expense of $240,000 for the three months ended June 30, 2008 includes interest and cost amortization on the Bank Loan of $306,000, non-capitalized interest from residential development activities of $22,000 and interest from other debt of $9,000, offset by the effect of the capitalization of interest of $77,000 from the Bank Loan to residential developments in accordance with existing accounting rules and an increase in the fair value of the interest rate cap for the Bank Loan of $20,000.

The income tax expense for the three months ended June 30, 2009 of $378,000 results from a deferred Federal and state tax provision of $357,000 and current state and local taxes of $21,000.  The income tax benefit during the three months ended June 30, 2008 of $1,192,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the

Merger of $1,165,000 and a deferred Federal, state and local tax benefit of $57,000 related to the pre-tax loss for the three months ended June 30, 2008, offset by current Federal alternative minimum tax (“AMT”) of $30,000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2009 and 2008

Subscription revenues and related cost of sales were approximately $12,264,000 and $2,768,000, respectively, for the six months ended June 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $9,496,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $1,055,000 during this period. Subscription revenues and related cost of sales were approximately $12,916,000 and $2,706,000, respectively, for the six months ended June 30, 2008, resulting in a gross profit for the Reis Services segment of approximately $10,210,000. Amortization expense included in cost of sales during this period was approximately $926,000.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $5,809,000 and $4,001,000, respectively, for the six months ended June 30, 2009 with respect to the sale of 16 condominium units at the Gold Peak development and three East Lyme home sales in the 2009 period. Revenue and cost of sales of residential units were approximately $14,783,000 and $12,452,000, respectively, for the six months ended June 30, 2008 with respect to the sale of 35 condominium units at the Gold Peak development and five homes at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $2,523,000 and $931,000, respectively, for the six months ended June 30, 2009 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $505,000 and $516,000, respectively, during this period. Sales and marketing expenses and product development expenses were approximately $2,736,000 and $963,000, respectively, for the six months ended June 30, 2008. Amortization expense included in sales and marketing expenses and product development expenses during this period were approximately $509,000 and $314,000, respectively.

Property operating expenses were $485,000 and $534,000 for the six months ended June 30, 2009 and 2008, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expenses of $5,791,000 for the six months ended June 30, 2009 include current period expenses and accruals of $4,712,000, depreciation and amortization expense of $425,000 for lease value and furniture, fixtures and equipment, and approximately $654,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $710,000, offset by (ii) an approximate $56,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $3.91 per share at June 30, 2009.  General and administrative expenses of $7,382,000 for the six months ended June 30, 2008 includes current period expenses and accruals of $6,527,000, depreciation and amortization expense of $528,000 for lease value and furniture, fixtures and equipment, and approximately $484,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) an approximate $352,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $7.68 per share at December 31, 2007 to $5.49 per share at June 30, 2008 and options settled at an amount less than $7.68 per share during the period, offset by (ii) compensation expense resulting from equity awards for employees and directors of approximately $836,000. The reduction in non-cash general and administrative expenses is a result of concerted efforts to reduce public company and other administrative costs, the termination of the lease for the Wellsford corporate office space in the third quarter of 2008 and other cost saving measures.

Interest and other income was $148,000 and $322,000 for the six months ended June 30, 2009 and 2008, respectively, and primarily reflects interest earned on cash.  Interest rates in the 2009 period were significantly lower than in the 2008 period.

Interest expense of $331,000 for the six months ended June 30, 2009 includes interest and cost amortization on the Bank Loan of $277,000, non-capitalized interest relating to residential development activities of $40,000 and interest from other debt of $14,000.  Interest expense of $568,000 for the six months ended June 30, 2008 includes interest and cost amortization on the Bank Loan of $710,000, non-capitalized interest from residential development activities of $46,000 and interest from other debt of $20,000, offset by the effect of the capitalization of interest of $203,000 from the Bank Loan to residential developments in accordance with existing accounting rules and an increase in the fair value of the interest rate cap for the Bank Loan of $5,000.

The income tax expense for the six months ended June 30, 2009 of $583,000 results from a deferred Federal and state tax provision of $553,000 and current state and local taxes of $30,000.  The income tax benefit during the six months ended June 30, 2008 of $792,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the Merger of $1,165,000, offset by current state and local taxes of $38,000, current Federal AMT of $60,000 and deferred taxes aggregating $275,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $620,000 and $67,000 at June 30, 2009 and December 31, 2008, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger in accordance with the provisions of SFAS No. 141.

During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Private Reis had NOL carryforwards aggregating approximately $9,900,000 at December 31, 2008, expiring in the years 2019 to 2026. These losses may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 at June 30, 2009 and December 31, 2008 was necessary. The allowance at June 30, 2009 and December 31, 2008 relates primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.

FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) established the approach for evaluating uncertain tax positions. The Company is not aware of any new uncertain tax positions to be considered in the FIN 48 reserve for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009 the Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt (including $4,917,000 on the Bank Loan, payable by June 30, 2010), operating and capital leases, construction and development costs, other capital expenditures, settlement of certain outstanding stock options in cash, repurchases of up to approximately $714,000 of Reis stock pursuant to currently authorized programs, generally through the use of available cash, cash generated from the operations of Reis Services, sales of condominium units, single family homes and single family home lots either individually or in bulk transactions, the sale or realization of other assets, releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs,  long-term product development and enhancements of the web site and databases, the non-current portion of long-term debt, operating and capital leases and other capital expenditures generally through the use of available cash, cash generated from the operations of Reis Services, sales of single family homes and single family home lots either individually or in bulk transactions (to the extent that any remain unsold in 2010), releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

Cash and cash equivalents aggregated approximately $23,520,000 at June 30, 2009. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating requirements in both the short and long terms.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provides for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. Commencing in 2009, the Bank Loan allows for cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  The balance of the Bank Loan was $21,000,000 and $22,750,000 at June 30, 2009 and December 31, 2008, respectively.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during the three and six months ended June 30, 2009 and 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at June 30, 2009 and December 31, 2008 (LIBOR was 0.32% and 0.44% at June 30, 2009 and December 31, 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at June 30, 2009 and December 31, 2008. The increase in the fair value of the interest rate cap of approximately $5,000 during the six months ended June 30, 2008 was recorded as a benefit to interest expense.

Residential Development Debt

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which we refer to as the East Lyme Construction Loan.  The East Lyme Construction Loan was extended with term modifications in April 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matured in June 2009. The extension terms also require periodic minimum principal repayments if repayments from sales proceeds are not sufficient to meet required repayment amounts. During April 2009, the Company made principal repayments of approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme Construction Loan and eliminating the minimum liquidity requirement.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit and in April 2009, posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000.  In June 2009, the municipality reduced the letter of credit requirement from $1,750,000 to $1,000,000 and in July 2009, further reduced the requirement to $450,000, at which times, the cash held as collateral was reduced in a corresponding amount and was transferred from restricted cash to cash and cash equivalents on the consolidated balance sheet.  The Company is in the process of working with the municipality to further reduce other bonding and escrow requirements.  There can be no assurance that the Company will be able to successfully have these amounts reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit in April 2009, all of the Company’s remaining residential real estate is unencumbered by debt.

Other Items Impacting Liquidity

Palomino Park

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006.  Three of the remaining four Gold Peak units were sold in July 2009. The following table provides information regarding Gold Peak sales:

For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through June 30, 2009
2009	2008	2009	2008

Number of units sold	10	15	16	35	255
Gross sales proceeds	$2,519,000	$4,211,000	$4,067,000	$11,043,000	$76,504,000
Principal paydown on Gold Peak Construction Loan (A)	$—	$2,830,000	$—	$7,144,000	$48,522,000

(A)	The Gold Peak Construction Loan was retired in August 2008.

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

After the initial land purchase, the Company executed an agreement with a homebuilder to construct the homes for this project.  The homebuilder was a 5% partner in the project and received other consideration. In March 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement.  As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and to purchase its 5% interest.

Home sales at East Lyme commenced in June 2006. At June 30, 2009, there was one East Lyme home in inventory.  The following table provides information regarding East Lyme sales:

For the Three Months Ended June 30,		For the Six Months Ended June 30,		Project Total Through June 30, 2009
2009	2008	2009	2008
Number of homes and lots sold (A)	3	3	3	5	36
Gross sales proceeds	$1,742,000	$2,188,000	$1,742,000	$3,740,000	$20,429,000
Principal paydown on East Lyme Construction Loan (B)	$4,177,000	$1,969,000	$5,077,000	$3,313,000	$22,270,000

(A)
In September 2008, the Company completed the sale of eight partially improved lots, in a single transaction, to a regional homebuilder for $900,000.  All of the transaction proceeds were used to partially repay the project’s construction loan.

(B)	The East Lyme Construction Loan was retired in April 2009.

Certain of the lots at East Lyme require remediation of pesticides used on the property when it was an apple orchard, which costs are estimated by management to be approximately $1,000,000. This estimate is recognized as a liability in the June 30, 2009 and December 31, 2008 balance sheets. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place).  There can be no assurance that the Company will be able to sell the one remaining house in inventory, or the remaining lots individually or in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

Other Developments

Claverack

The Company owns approximately 235 acres in Claverack, New York known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008.  At June 30, 2009, the Company is continuing to work with local and regional brokers to sell the improved lots and two model homes either individually or in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the improved lots and the model homes either individually or in a bulk sale at Claverack at acceptable prices, or within a specific time period, or at all.

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

During the three and six months ended June 30, 2009, the Company purchased 39,534 and 255,057 shares of common stock, respectively, at an average price of $4.42 and $3.05 per share, respectively.  From the inception of the share repurchase program in December 2008 through July 31, 2009, the Company purchased an aggregate of 278,607 shares of common stock at an average price of $3.14 per share, for an aggregate of approximately $875,000 (leaving approximately $625,000 that may be used to purchase shares under the program). During 2008, no repurchases were made prior to December 15, 2008.

Stock Plans and Options Accounted for As Liability Awards

During 1997 and 1998, the Company adopted certain incentive plans (the “1997 and 1998 Incentive Plans”) for the purpose of attracting and retaining the Company’s directors, officers and employees.  As a result of an amendment to the 1997 and 1998 Incentive Plans which was approved by the stockholders on May 30, 2007, awards can be made to all employees of the Company, not just key employees.  As of March 10, 2008, the ability to issue options, restricted stock units (“RSUs”) or stock awards under the 1997 and 1998 Incentive Plans fully expired.  At the May 29, 2008 annual meeting of stockholders, the Company’s stockholders approved the adoption of a new management incentive plan which provides for up to 1,000,000 shares to be available for future grants (the “2008 Incentive Plan” or, when referred to in the aggregate with the 1997 and 1998 Incentive Plans, the “Incentive Plans”).  Awards granted under the Incentive Plans vest over periods ranging generally from three to five years for employees.  Option awards expire ten years from the date of grant.

At June 30, 2009, of the 521,473 outstanding options, 136,473 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. The Company accrues a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award.  This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) the changes in the market price of the Company’s common stock. The reserve for option cancellations was approximately $56,000 at December 31, 2008. At June 30, 2009, there was no option liability recorded as the closing stock price of the Company at June 30, 2009 of $3.91 per share was less than the individual exercise prices of the outstanding options that are account for as a liability award at that date.

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

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The continuing volatility and uncertainty in the U.S. and global economy, including the credit markets and real estate markets, has continued to affect renewal rates, with the greatest impact on the Company being felt since the beginning of the fourth quarter of 2008 and continuing into the second quarter of 2009.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were customers of the Company), the Company has been negatively impacted as exhibited by our overall renewal rate (which is based on annual dollars renewed and reflects price increases, decreases and non-renewals).  The overall annual renewal rate for the year ended December 31, 2008 was 88%, compared to 84% for the trailing 12 months ended June 30, 2009.  To date, the Company mitigates market pressures by continuing to add new customers, selling new products (such as our tertiary apartment and office markets, rolled out in 2007 and 2008, respectively, and our tertiary retail market expansion in May 2009) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, we generally experienced stable demand for our market information and an increase in demand for our portfolio products as investors placed greater emphasis on assessing portfolio risk.    We cannot assure you that the level of demand for Reis Services’s products will be sustained or increase during the remainder of 2009.

Condominium and Home Sales

As a result of softening of the national housing market, the Company’s operations relating to residential development and the sale of homes have been negatively impacted in markets where the Company owns property. Demand at the Company’s projects and sales of inventory are lower and slower than previous expectations resulting in price concessions, increased broker incentives and/or additional incentives being offered to buyers, and with regards to the East Lyme and Claverack projects, the determination to sell home lots either individually or in bulk instead of building and selling homes. Illiquidity in the residential mortgage market has negatively impacted our marketing efforts and the ability of buyers to afford and/or finance the purchase of our homes or lots, causing us to offer increased concessions and/or sale price reductions. The number and timing of future sales of remaining residential units or bulk land sales by the Company could be adversely impacted by the lack of availability of credit to potential buyers and, in the case of a buyer of our homes in inventory, the inability of potential home buyers to sell their existing homes.  During July 2009, the Company sold three of the remaining four units at its Gold Peak project (leaving one unit left to sell) and only one home remains in inventory at the East Lyme project.

Changes in Cash Flows

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Cash flows for the six months ended June 30, 2009 and 2008 are summarized as follows:

	For the Six Months Ended June 30,
	2009	2008	(Decrease) Increase

Net cash provided by operating activities	$7,991,000	$8,704,000	$(713,000)
Net cash (used in) investing activities	(904,000)	(2,388,000)	1,484,000
Net cash (used in) financing activities	(7,719,000)	(6,903,000)	(816,000)
Net (decrease) in cash and cash equivalents	$(632,000)	$(587,000)	$(45,000)

Cash flows from operating activities decreased $713,000 from $8,704,000 provided in the 2008 period to $7,991,000 provided in the 2009 period. The significant components of this change related to cash provided by the residential development segment in 2008 from sales of 35 Gold Peak units and five East Lyme homes whereas we sold 16 Gold Peak units and three East Lyme homes in 2009, accounting for approximately $5,482,000 of the decrease, coupled with a $664,000 decrease in net income.  These decreases were offset by net changes in other assets and liabilities of $3,887,000, and a change in deferred taxes from a benefit of $890,000 in the

2008 period to an expense in 2009 of $553,000, among other net increases in non-cash changes for depreciation and amortization expense and stock based compensation of $103,000.

Cash flows used in investing activities changed $1,484,000 from $2,388,000 used in the 2008 period to $904,000 used in the 2009 period. This change primarily resulted from a reduction in cash used in the 2009 period as compared to the 2008 period for additional investments in other real estate assets of $1,582,000, a reduction in cash used for furniture, fixture and equipment additions of $104,000 and web site and database development cost of $27,000, offset by a return of capital from a joint venture in 2008 of $229,000.

Cash flows from financing activities changed $816,000 from $6,903,000 used in the 2008 period to $7,719,000 used in the 2009 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme and Gold Peak construction loans aggregated $4,446,000 during the 2008 period, with no borrowings during the 2009 period. During the 2008 period, approximately $7,144,000 was repaid on the Gold Peak construction loan from 35 condominium sales and $3,313,000 was repaid on the East Lyme construction loan, from five home sales. During the 2009 period, $5,077,000 was repaid on the East Lyme construction loan. During the 2008 period, $750,000 was repaid on the Bank Loan whereas $1,750,000 was repaid in the 2009 period, all of which were scheduled repayments.  In the six months ended June 30, 2009, the Company repurchased 255,057 shares of its outstanding common stock for approximately $777,000. No stock repurchases were made in the corresponding 2008 period.  Other debt repayments in the 2009 period were greater than payments in the 2008 period by $7,000. Payments for option cancellations and restricted stock unit settlements were approximately $55,000 in the 2008 period and $21,000 in the 2009 period.

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

These statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

▪	revenues may be lower than expected;

▪	the inability to retain and increase the Company’s customer base;

▪	additional adverse changes in the real estate industry and the markets in which the Company has property;

▪	the inability to dispose of existing residential real estate development projects at expected prices or at all;

▪	competition;

▪	the inability to attract and retain sales and senior management personnel;

▪	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

▪	changes in accounting policies or practices;

▪	legal and regulatory issues; and

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

At June 30, 2009, the Company’s only exposure to interest rates was the variable rate on the Bank Loan.  This exposure has been minimized through the use of an interest rate cap. The interest rate cap on the Bank Loan expires in June 2010. The following table presents the effect of a 1% increase in the base interest rate at June 30, 2009:

(amounts in thousands)	Balance at June 30, 2009	Notional Amount at June 30, 2009	LIBOR Cap	LIBOR at June 30, 2009	Additional Interest Incurred
Variable rate debt with interest rate caps:
Bank Loan	$21,000	$15,000	5.50%	0.32%	$210	(A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

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

Item 4T.  Controls and Procedures.

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2009 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 13, 2009, to be the most significant. Additional risks identified subsequently to that filing include: the possibility that another person or entity may in the future make proposals to acquire all or a portion of Reis or take other actions which may create uncertainty for our employees and customers; the possibility of incurring significant costs for defense related to any unsolicited future proposals; and the possibility of the loss of cash held at regional and national banking institutions in excess of FDIC insured amounts if such banking institutions were to fail. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” The Company repurchased the following shares of Common Stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2009 to April 30, 2009	17,200	$3.96	17,200	$820,000
May 1, 2009 to May 31, 2009	13,200	$4.74	13,200	$758,000
June 1, 2009 to June 30, 2009	9,134	$4.82	9,134	$714,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 11, 2009, the Company held its annual meeting of stockholders.  A total of 10,041,168 common shares, representing approximately 93.0% of the 10,791,687 common shares outstanding and entitled to vote, as of the record date (April 15, 2009) were represented in person or by proxy and constituted a quorum.

At the meeting, Meyer “Sandy” Frucher and Jonathan Garfield were elected as directors to serve a term of three years expiring at the 2012 annual meeting of stockholders or until a respective successor is duly elected and qualifies. They join the following existing directors until their terms expire: Michael J. Del Giudice and Edward Lowenthal, whose terms expire in 2010, and Jeffrey H. Lynford, Lloyd Lynford and M. Christian Mitchell, whose terms expire in 2011.  The following table details the voting results for Messrs. Frucher and Garfield:

	Affirmative Votes	Votes Withheld

Meyer S. Frucher	9,849,081	192,087
Jonathan Garfield	9,032,370	1,008,798

At the meeting, the stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 by the affirmative vote of 10,028,222 common shares.  Votes cast against the proposal were 11,697 common shares and 1,249 common shares abstained from voting.  There were no broker non-votes.

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

Dated: August 7, 2009

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

Date: August 7, 2009
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

Date: August 7, 2009
	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Reis, Inc. (the “Company”) for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 7, 2009

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.