Form 10-Q
period 2009-09-30
Reis, Inc.
filed 2009-11-06
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

The number of the Registrant’s shares of common stock outstanding was 10,373,040 as of October 31, 2009.

Part I. Financial Information Item 1. Financial Statements.

REIS, INC. CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,509,344	$24,151,720
Restricted cash and investments	1,546,332	3,081,469
Receivables, prepaid and other assets	5,989,580	5,944,607
Real estate assets	4,278,499	7,137,636
Total current assets	33,323,755	40,315,432
Furniture, fixtures and equipment, net	1,377,545	1,737,430
Intangible assets, net of accumulated amortization of $9,317,665 and $5,981,961, respectively	21,136,164	23,161,695
Goodwill	54,824,648	54,824,648
Other assets	334,359	398,334
Total assets	$110,996,471	$120,437,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$200,266	$189,136
Current portion of Bank Loan	5,624,999	3,500,000
Construction payables	18,346	156,653
Construction loans payable	—	5,077,333
Accrued expenses and other liabilities	6,501,954	5,365,034
Reserve for option liability	122,030	55,830
Deferred revenue	9,912,010	12,120,997
Total current liabilities	22,379,605	26,464,983
Non-current portion of Bank Loan	14,500,001	19,250,000
Other long-term liabilities	843,197	988,716
Deferred tax liability, net	528,580	66,580
Total liabilities	38,251,383	46,770,279
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,383,871 and 10,988,623 shares issued and outstanding, respectively	207,677	219,772
Additional paid in capital	98,828,610	100,384,302
Retained earnings (deficit)	(26,291,199)	(26,936,814)
Total stockholders’ equity	72,745,088	73,667,260
Total liabilities and stockholders’ equity	$110,996,471	$120,437,539

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Subscription revenue	$5,801,078	$6,524,346	$18,065,398	$19,440,153
Revenue from sales of residential units	898,555	5,039,456	6,707,239	19,821,996
Total revenue	6,699,633	11,563,802	24,772,637	39,262,149
Cost of sales:
Cost of sales of subscription revenue	1,385,711	1,413,573	4,153,990	4,119,221
Cost of sales of residential units	654,588	4,553,641	4,655,557	17,005,326
Total cost of sales	2,040,299	5,967,214	8,809,547	21,124,547
Gross profit	4,659,334	5,596,588	15,963,090	18,137,602
Operating expenses:
Sales and marketing	1,293,824	1,260,167	3,817,133	3,996,307
Product development	431,009	473,491	1,361,796	1,436,201
Property operating expenses	169,753	267,800	654,971	801,631
General and administrative expenses, inclusive of costs (reductions) attributable to stock based liability amounts of $177,503, $79,544, $121,673 and $(272,219), respectively	2,899,314	3,775,683	8,689,845	11,157,848
Total operating expenses	4,793,900	5,777,141	14,523,745	17,391,987
Other income (expenses):
Interest and other income	34,351	173,666	182,285	496,155
Interest expense	(132,320)	(275,223)	(463,015)	(843,444)
Total other income (expenses)	(97,969)	(101,557)	(280,730)	(347,289)
(Loss) income before income taxes	(232,535)	(282,110)	1,158,615	398,326
Income tax (benefit) expense	(70,000)	(73,000)	513,000	(865,000)
Net (loss) income	$(162,535)	$(209,110)	$645,615	$1,263,326

Net (loss) income per common share:
Basic	$(0.02)	$(0.02)	$0.06	$0.12
Diluted	$(0.02)	$(0.02)	$0.06	$0.09

Weighted average number of common shares outstanding:
Basic	10,660,758	10,984,517	10,798,841	10,984,517
Diluted	10,660,758	10,984,517	10,993,089	11,196,660

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

			Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Shares
	Shares	Amount

Balance, January 1, 2009	10,988,623	$219,772	$100,384,302	$(26,936,814)	$73,667,260

Shares issued for vested employees restricted stock units	26,087	522	(522)	—	—
Option exercises	9,247	185	55,297	—	55,482
Stock based compensation, net	—	—	1,070,446	—	1,070,446
Stock repurchases	(640,086)	(12,802)	(2,680,913)	—	(2,693,715)
Net income	—	—	—	645,615	645,615
Balance, September 30, 2009	10,383,871	$207,677	$98,828,610	$(26,291,199)	$72,745,088

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2009	2008

cash flows from operating activities:
Net income	$645,615	$1,263,326
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision (benefit)	462,000	(997,000)
Depreciation	389,971	543,430
Amortization of intangible assets	3,335,703	2,946,444
Change in fair value of interest rate cap	—	8,913
Stock based compensation charges	1,091,484	1,158,801
Changes in assets and liabilities:
Restricted cash and investments	1,535,137	582,411
Real estate assets	2,859,137	11,762,496
Receivables, prepaid and other assets	19,002	4,239,315
Accrued expenses and other liabilities	1,143,108	(544,639)
Reserve for option liability	121,673	(272,219)
Deferred revenue	(2,208,987)	(2,502,373)
Construction payables	(138,307)	(2,517,446)
Net cash provided by operating activities	9,255,536	15,671,459

cash flows from investing activities:
Web site and database development costs	(1,310,172)	(1,380,305)
Furniture, fixtures and equipment additions	(30,086)	(196,313)
Proceeds from sale of furniture, fixtures and equipment	—	21,800
Investments in other real estate assets	—	(2,465,276)
Return of capital from investments in joint ventures	—	229,091
Net cash (used in) investing activities	(1,340,258)	(3,791,003)

cash flows from financing activities:
Borrowings from construction loans payable	—	5,169,470
Repayments of construction loans payable	(5,077,333)	(13,120,841)
Repayment of Bank Loan	(2,625,000)	(1,125,000)
Repayments on capitalized equipment leases	(140,577)	(130,478)
Payments for option cancellations and restricted stock units	(21,029)	(55,476)
Stock repurchases	(2,693,715)	—
Net cash (used in) financing activities	(10,557,654)	(9,262,325)
Net (decrease) increase in cash and cash equivalents	(2,642,376)	2,618,131
Cash and cash equivalents, beginning of period	24,151,720	23,238,490
Cash and cash equivalents, end of period	$21,509,344	$25,856,621

supplemental information:
Cash paid during the period for interest	$384,097	$1,394,203
Cash paid during the period for income taxes, net of refunds	$70,808	$85,990

supplemental schedule of non-cash investing and financing activities:
Shares issued for settlement of vested employee restricted stock units	$522
Exercise of stock options through the receipt of tendered shares	$55,473

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business in the May 2007 merger (the “Merger”). Prior to May 2007, Reis operated as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company has completed the sale of the remaining units at its Gold Peak project and is seeking to exit the residential development business by selling its remaining two projects in bulk, in order to focus solely on the Reis Services business.

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009. The consolidated statements of operations for the three and nine months ended September 30, 2009 and changes in cash flows for the nine months ended September 30, 2009, are not necessarily indicative of full year results.

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

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Although the outcome of any litigation is uncertain, management does not believe that any legal actions to which the Company is a party, or which are proposed or threatened, will have a material adverse effect on the consolidated financial statements.

Reclassification

Amounts in certain accounts as presented in the consolidated statements of operations, as well as in Note 3, have been reclassified. This reclassification does not result in a change to the previously reported net income (loss) or net income (loss) per share for any of the periods presented to conform to the current period presentation.

Accounting Pronouncements Recently Adopted

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in the current quarter.  This guidance identifies the sources of accepted accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Codification superseded all then-existing non-SEC accounting and reporting standards upon the effective date. The adoption of this standard changed how the Company references various elements of GAAP when preparing its financial statement disclosures, but has had no impact on the Company’s consolidated financial statements.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued a pronouncement to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The pronouncement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the determination of purchase price, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The pronouncement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company’s adoption of this pronouncement did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued a pronouncement to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company’s adoption of this pronouncement did not have an impact on the consolidated financial statements.

In March 2008, the FASB issued a pronouncement amending and expanding derivative disclosure requirements, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company’s adoption of this pronouncement did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued positions relating to the determination of fair value when the volume and level of activity for the asset and liability have significantly decreased and the identification of transactions that are not orderly.  These requirements are effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of this position did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued a position regarding interim disclosures about the fair value of financial instruments which extends the disclosure requirements to interim financial statements of publicly traded companies.  This position is effective for interim reporting periods ending after June 15, 2009.  The Company’s adoption of this position did not have a material effect on the consolidated financial statements.

In May 2009, the FASB issued a pronouncement which establishes principles and requirements for evaluating, recognizing and disclosing subsequent events.  This pronouncement is effective for interim or annual financial periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have an impact on the consolidated financial statements.

Subsequent Events

The Company has evaluated all events through November 6, 2009, the date the financial statements were issued, and determined that no events have occurred which would require additional disclosure.

3.	Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the Residential Development Activities segment. The Company has further separated the significant components of the Residential Development Activities for Palomino Park (Gold Peak), East Lyme and Other Developments. The following tables present condensed balance sheet and operating data for these segments:

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
		Residential Development Activities
Condensed Balance Sheet Data September 30, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$13,443	$10	$86	$461	$7,509	$21,509
Restricted cash and investments	243	12	841	450	—	1,546
Receivables, prepaid and other assets	5,821	6	9	(82)	236	5,990
Real estate assets	—	—	2,077	2,201	—	4,278
Total current assets	19,507	28	3,013	3,030	7,745	33,323
Furniture, fixtures and equipment, net	1,331	—	—	15	32	1,378
Intangible assets, net	21,136	—	—	—	—	21,136
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	334	—	—	—	—	334
Total assets	$99,511	$28	$3,013	$3,045	$5,399	$110,996

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,825	$—	$—	$—	$—	$5,825
Construction payables	—	14	4	—	—	18
Accrued expenses and other liabilities	946	1,103	1,406	484	2,684	6,623
Deferred revenue	9,912	—	—	—	—	9,912
Total current liabilities	16,683	1,117	1,410	484	2,684	22,378
Non-current portion of Bank Loan	14,500	—	—	—	—	14,500
Other long-term liabilities	784	—	—	60	—	844
Deferred tax liability, net	9,589	—	—	—	(9,060)	529
Total liabilities	41,556	1,117	1,410	544	(6,376)	38,251
Total stockholders’ equity (deficit)	57,955	(1,089)	1,603	2,501	11,775	72,745
Total liabilities and stockholders’ equity	$99,511	$28	$3,013	$3,045	$5,399	$110,996

		Residential Development Activities
Condensed Balance Sheet Data December 31, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Assets
Current assets:
Cash and cash equivalents	$11,846	$6	$356	$68	$11,876	$24,152
Restricted cash and investments	241	45	1,835	960	—	3,081
Receivables, prepaid and other assets	5,791	—	—	(61)	215	5,945
Real estate assets	—	2,533	2,403	2,202	—	7,138
Total current assets	17,878	2,584	4,594	3,169	12,091	40,316
Furniture, fixtures and equipment, net	1,631	29	3	28	46	1,737
Intangible assets, net	23,161	—	—	—	—	23,161
Goodwill	57,203	—	—	—	(2,378)	54,825
Other assets	398	—	—	1	—	399
Total assets	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$3,689	$—	$—	$—	$—	$3,689
Construction payables	—	41	109	7	—	157
Construction loans payable	—	—	5,077	—	—	5,077
Accrued expenses and other liabilities	1,090	837	1,354	207	1,933	5,421
Deferred revenue	12,121	—	—	—	—	12,121
Total current liabilities	16,900	878	6,540	214	1,933	26,465
Non-current portion of Bank Loan	19,250	—	—	—	—	19,250
Other long-term liabilities	929	—	—	60	—	989
Deferred tax liability, net	7,821	—	—	—	(7,754)	67
Total liabilities	44,900	878	6,540	274	(5,821)	46,771
Total stockholders’ equity (deficit)	55,371	1,735	(1,943)	2,924	15,580	73,667
Total liabilities and stockholders’ equity	$100,271	$2,613	$4,597	$3,198	$9,759	$120,438

*			Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)
		Residential Development Activities
Condensed Operating Data for the Three Months Ended September 30, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$5,801	$—	$—	$—	$—	$5,801
Revenue from sales of residential units	—	898	—	—	—	898
Total revenue	5,801	898	—	—	—	6,699
Cost of sales:
Cost of sales of subscription revenue	1,386	—	—	—	—	1,386
Cost of sales of residential units	—	654	—	—	—	654
Total cost of sales	1,386	654	—	—	—	2,040
Gross profit	4,415	244	—	—	—	4,659
Operating expenses:
Sales and marketing	1,294	—	—	—	—	1,294
Product development	431	—	—	—	—	431
Property operating expenses	—	135	11	24	—	170
General and administrative expenses	1,321	38	26	30	1,483	2,898
Total operating expenses	3,046	173	37	54	1,483	4,793
Other income (expenses):
Interest and other income	26	3	1	—	4	34
Interest (expense)	(132)	—	—	—	—	(132)
Total other income (expense)	(106)	3	1	—	4	(98)
Income (loss) before income taxes	$1,263	$74	$(36)	$(54)	$(1,479)	$(232)

		Residential Development Activities
Condensed Operating Data for the Three Months Ended September 30, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$6,524	$—	$—	$—	$—	$6,524
Revenue from sales of residential units	—	3,479	1,560	—	—	5,039
Total revenue	6,524	3,479	1,560	—	—	11,563
Cost of sales:
Cost of sales of subscription revenue	1,413	—	—	—	—	1,413
Cost of sales of residential units	—	2,996	1,557	—	—	4,553
Total cost of sales	1,413	2,996	1,557	—	—	5,966
Gross profit	5,111	483	3	—	—	5,597
Operating expenses:
Sales and marketing	1,260	—	—	—	—	1,260
Product development	473	—	—	—	—	473
Property operating expenses	—	199	44	24	—	267
General and administrative expenses	1,574	57	27	4	2,115	3,777
Total operating expenses	3,307	256	71	28	2,115	5,777
Other income (expenses):
Interest and other income	62	54	—	—	58	174
Interest (expense)	(302)	—	(32)	—	58	(276)
Total other income (expense)	(240)	54	(32)	—	116	(102)
Income (loss) before income taxes	$1,564	$281	$(100)	$(28)	$(1,999)	$(282)

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

(amounts in thousands)

		Residential Development Activities
Condensed Operating Data for the Nine Months Ended September 30, 2009	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$18,065	$—	$—	$—	$—	$18,065
Revenue from sales of residential units	—	4,965	1,742	—	—	6,707
Total revenue	18,065	4,965	1,742	—	—	24,772
Cost of sales:
Cost of sales of subscription revenue	4,154	—	—	—	—	4,154
Cost of sales of residential units	—	3,267	1,388	—	—	4,655
Total cost of sales	4,154	3,267	1,388	—	—	8,809
Gross profit	13,911	1,698	354	—	—	15,963
Operating expenses:
Sales and marketing	3,817	—	—	—	—	3,817
Product development	1,362	—	—	—	—	1,362
Property operating expenses	—	542	51	62	—	655
General and administrative expenses	4,056	186	82	93	4,272	8,689
Total operating expenses	9,235	728	133	155	4,272	14,523
Other income (expenses):
Interest and other income	124	30	19	1	8	182
Interest (expense)	(423)	—	(40)	—	—	(463)
Total other income (expense)	(299)	30	(21)	1	8	(281)
Income (loss) before income taxes	$4,377	$1,000	$200	$(154)	$(4,264)	$1,159

		Residential Development Activities
Condensed Operating Data for the Nine Months Ended September 30, 2008	Reis Services	Palomino Park	East Lyme	Other Developments	Other*	Consolidated

Revenue:
Subscription revenue	$19,440	$—	$—	$—	$—	$19,440
Revenue from sales of residential units	—	14,522	5,300	—	—	19,822
Total revenue	19,440	14,522	5,300	—	—	39,262
Cost of sales:
Cost of sales of subscription revenue	4,119	—	—	—	—	4,119
Cost of sales of residential units	—	12,167	4,838	—	—	17,005
Total cost of sales	4,119	12,167	4,838	—	—	21,124
Gross profit	15,321	2,355	462	—	—	18,138
Operating expenses:
Sales and marketing	3,996	—	—	—	—	3,996
Product development	1,436	—	—	—	—	1,436
Property operating expenses	—	689	76	36	—	801
General and administrative expenses	4,682	169	81	8	6,219	11,159
Total operating expenses	10,114	858	157	44	6,219	17,392
Other income (expenses):
Interest and other income	165	107	3	23	198	496
Interest (expense)	(1,027)	—	(78)	—	261	(844)
Total other income (expense)	(862)	107	(75)	23	459	(348)
Income (loss) before income taxes	$4,345	$1,604	$230	$(21)	$(5,760)	$398

*	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2009.

Our largest customer accounted for 2.7% and 2.4% of Reis Services’s revenue for the nine months ended September 30, 2009 and 2008, respectively.  Our 14 largest customers, each of which accounted for greater than 1.0% of our revenue, aggregated 25.3% of Reis Services’s revenue for the nine months ended September 30, 2009.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued)

The balances of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets on the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009	December 31, 2008

Customer receivables	$5,676,000	$5,641,000
Allowance for doubtful accounts	(40,000)	(38,000)
Customer receivables, net	$5,636,000	$5,603,000

Twelve customers accounted for an aggregate of approximately 58.5% of Reis Services’s accounts receivable at September 30, 2009, including four customers in excess of 5.0% with the largest representing 10.7%.  As of the date of this report, the Company had received payments from the customers with the three largest receivable balances, which aggregated approximately $1,431,000 or 25.2%.

At September 30, 2009, no customer accounted for more than 4.2% of Reis Services’s deferred revenue.

Residential Development Activities

At September 30, 2009, the Company’s residential development activities were comprised primarily of the following:

▪	The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado (“Gold Peak”). Sales commenced in January 2006 and all of the Gold Peak units were sold as of September 30, 2009.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 36 homes and lots (28 homes and eight lots) were sold as of September 30, 2009.  At September 30, 2009, there were one East Lyme home, five improved lots and 119 fully approved lots in inventory.

▪
The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres and includes two model homes and substantially completed infrastructure and amenities (“Claverack”).

Palomino Park

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006 and during September 2009, the final unit was sold. The following table provides information regarding Gold Peak sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project Total Through September 30,
	2009	2008	2009	2008	2009

Number of units sold	4	12	20	47	259
Gross sales proceeds	$898,000	$3,479,000	$4,965,000	$14,522,000	$77,402,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Segment Information (continued) East Lyme

The Company had a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut, upon which it was constructing houses for sale. At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes (the “East Lyme Land”).  The Company subsequently acquired the East Lyme Land in November 2005.

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

Home sales at East Lyme commenced in June 2006. At September 30, 2009, there were one East Lyme home, five improved lots and 119 fully approved lots in inventory. The following table provides information regarding East Lyme sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project Total Through September 30,
	2009	2008	2009	2008	2009

Number of homes and lots sold	—	9	3	14	36
Gross sales proceeds	$—	$1,560,000	$1,742,000	$5,300,000	$20,429,000

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality, and we are awaiting final approval from the town planner.  The estimated remediation cost is recognized as a liability in the September 30, 2009 and December 31, 2008 balance sheets. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

The Company is continuing to work with a broker to sell the remaining lots (which are comprised of improved lots with roads and infrastructure in place and unimproved lots without roads and infrastructure in place). There can be no assurance that the Company will be able to sell the one remaining house in inventory or the remaining lots at East Lyme individually or in bulk, at acceptable prices, or within a specific time period, or at all.

Other Developments

Claverack

The Company owns approximately 235 acres in Claverack, New York, known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008. The Company is continuing to work with local and regional brokers to sell the improved lots and two model homes in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the improved lots and the model homes at Claverack in bulk, at acceptable prices, or within a specific time period, or at all.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	September 30,	December 31,
	2009	2008

Deposits and escrows related to residential development activities	$1,303,000	$2,840,000
Certificate of deposit/security for office lease (A)	243,000	241,000
	$1,546,000	$3,081,000

(A)	In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided a letter of credit through a bank to the lessor. The letter of credit is supported by the certificate of deposit issued by that bank.

The net escrow balance was reduced by approximately $594,000 and $1,535,000 during the three and nine months ended September 30, 2009, respectively, related primarily to the completion of road work and other construction requirements.

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, including the respective amounts of accumulated amortization, are as follows:

	September 30,	December 31,
	2009	2008

Database	$9,869,000	$9,178,000
Accumulated amortization	(4,549,000)	(2,943,000)
Database, net	5,320,000	6,235,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(2,218,000)	(1,461,000)
Customer relationships, net	11,882,000	12,639,000
Web site	3,685,000	3,065,000
Accumulated amortization	(1,823,000)	(1,077,000)
Web site, net	1,862,000	1,988,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(728,000)	(501,000)
Acquired below market lease, net	2,072,000	2,299,000
Intangibles, net	$21,136,000	$23,161,000

The Company capitalized approximately $223,000 and $224,000 during the three months ended September 30, 2009 and 2008, respectively, and $691,000 and $724,000 during the nine months ended September 30, 2009 and 2008, respectively, to the database intangible assets. The Company capitalized approximately $197,000 and $238,000 during the three months ended September 30, 2009 and 2008, respectively, and $620,000 and $656,000 during the nine months ended September 30, 2009 and 2008, respectively, to the web site intangible asset.

Amortization expense for intangibles and other assets aggregated approximately $1,109,000 and $3,336,000 for the three and nine months ended September 30, 2009, respectively, of which approximately $551,000 and $1,606,000, respectively, related to the database, which is charged to cost of sales, approximately $252,000 and $757,000, respectively, related to customer relationships, which is charged to sales and marketing expense, approximately $230,000 and $746,000, respectively, related to web site development, which is charged to product development expense, and approximately $76,000 and $227,000, respectively, related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment. Amortization expense for intangibles and other assets aggregated approximately $1,046,000 and $2,946,000 for the three and nine months ended September 30, 2008, respectively, of which approximately $487,000 and $1,413,000, respectively, related to the database, approximately $254,000 and $763,000, respectively, related to customer relationships, approximately $229,000 and $543,000, respectively, related to web site development and approximately $76,000 and $227,000, respectively, related to the value ascribed to the below market terms of the office lease, all in the Reis Services segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

6.	Debt

At September 30, 2009 and December 31, 2008, the Company’s debt consisted of the following:

Debt/Project	Maturity Date	Stated Interest Rate at September 30, 2009	September 30, 2009	December 31, 2008

Debt:
Reis Services Bank Loan	September 2012	LIBOR + 1.50%(A)	$20,125,000	$22,750,000
East Lyme Construction Loan	June 2009	—	—	5,077,000
Other Reis Services debt	Various	Fixed/Various	262,000	403,000
Total debt			20,387,000	28,230,000
Less current portion			5,825,000	8,767,000
Long-term portion			$14,562,000	$19,463,000
Total construction loans payable			$—	$5,077,000
Carrying amount of real estate assets collateralizing construction loans payable			$—	$876,000
Total assets of Reis Services as a security interest for the Bank Loan			$99,511,000	$100,271,000

(A)		Depending upon the leverage ratio, as defined in the Bank Loan agreement, the spread to LIBOR may range from 3.00% to 1.50% as described below.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during the three and nine months ended September 30, 2009 and 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at September 30, 2009 and December 31, 2008 (LIBOR was 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at September 30, 2009 and December 31, 2008.  The increase in the fair value of the interest rate cap of approximately $9,000 during the nine months ended September 30, 2008 was recorded as a benefit to interest expense.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Debt (continued) Residential Development Debt

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000 (the “East Lyme Construction Loan”).  The East Lyme Construction Loan was extended, with term modifications, in April 2008. The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matured in June 2009. The extension terms also required periodic minimum principal repayments if repayments from sales proceeds were not sufficient to meet required repayment amounts. During April 2009, the Company made principal repayments of approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme Construction Loan and eliminating the minimum liquidity requirement.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit and in April 2009, posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000.  In June 2009, the municipality reduced the letter of credit requirement from $1,750,000 to $1,000,000 and in July 2009, further reduced the requirement to $450,000, at which times, the cash collateral requirement was reduced in a corresponding amount (with the excess cash being distributed to the Company).  The Company continues to work with the municipality to further reduce other bonding and escrow requirements.  There can be no assurance that the Company will be able to successfully have these amounts reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit in April 2009, all of the Company’s remaining residential real estate is unencumbered by debt.

The Company capitalizes interest related to the development of single family homes and condominiums under construction to the extent such assets qualify for capitalization. Approximately $106,000 and $533,000 was capitalized during the three and nine months ended September 30, 2008, respectively.  No interest was capitalized to the projects for the three and nine months ended September 30, 2009.

7.	Income Taxes

The components of the income tax (benefit) expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Current state and local tax (benefit) expense	$(4,000)	$4,000	$26,000	$42,000
Current Federal alternative minimum tax (“AMT”) expense	25,000	30,000	25,000	90,000
Deferred Federal tax (benefit) expense	(72,000)	(85,000)	368,000	(797,000)
Deferred state and local tax (benefit) expense	(19,000)	(22,000)	94,000	(200,000)
Income tax (benefit) expense	$(70,000)	$(73,000)	$513,000	$(865,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $529,000 and $67,000 at September 30, 2009 and December 31, 2008, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

During the seven-month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.  Private Reis had NOL carryforwards aggregating approximately $9,900,000 at December 31, 2008, expiring in the years 2019 to 2026. The Private Reis NOLs may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Income Taxes (continued)

In accordance with the applicable accounting literature, a valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 at September 30, 2009 and December 31, 2008, was necessary. The allowance at September 30, 2009 and December 31, 2008 relates primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the nine months ended September 30, 2009.

8.	Stockholders’ Equity

In December 2008, the Company’s board of directors (“Board”) authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three and nine months ended September 30, 2009, the Company purchased an aggregate of 385,029 and 640,086 shares of common stock, respectively, at an average price of $4.98 and $4.21 per share, respectively.  From the inception of the share repurchase program in December 2008 through October 31, 2009, the Company purchased an aggregate of 653,317 shares of common stock at an average price of $4.23 per share, for an aggregate of approximately $2,765,000 (leaving approximately $235,000 that may be used to purchase additional shares under the program). During 2008, no repurchases were made prior to December 15, 2008.

The Company did not declare or distribute any dividends during the three and nine months ended September 30, 2009 and 2008.

9.	Stock Plans and Other Incentives Option Awards

The following table presents changes in options outstanding for the nine months ended September 30, 2009 and 2008, as well as other plan data:

	For the Nine Months Ended September 30,
	2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	528,473	$8.53	615,848	$8.34
Exercised	(38,991)	$(4.58)	—	$—
Cancelled through cash settlement	—	$—	(22,155)	$(4.72)
Forfeited/cancelled/expired	(7,000)	$(9.57)	(17,724)	$(8.89)
Outstanding at end of period	482,482	$8.83	575,969	$8.46
Options exercisable at end of period	251,482	$7.87	239,969	$6.52
Options exercisable which can be settled in cash	97,482	$4.72	155,969	$4.72

In January 2006, the Board authorized amendments to the then outstanding options, to allow an option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Stock Plans and Other Incentives (continued)

accounts for these options as liability awards. The liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise of options and (3) the changes in the market price of the Company’s common stock.

At September 30, 2009, the option liability was approximately $122,000, as the closing stock price of the Company at September 30, 2009 of $5.97 per share was in excess of the individual exercise prices of the outstanding 97,482 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2008, the option liability was approximately $56,000 based upon the difference in the closing stock price of the Company at December 31, 2008 of $5.00 per share and the individual exercise prices of the outstanding 101,025 “in-the-money” options that are accounted for as a liability award at that date. Changes in the settlement value of option awards treated under the liability method of accounting are reflected as income or expense in the statements of operations. The Company recorded compensation expense of approximately $178,000 and $122,000 in the three and nine months ended September 30, 2009, respectively, in general and administrative expenses in the statements of operations as a result of the stock price changes from each measurement date.  The Company recorded compensation expense of approximately $79,000 in the three months ended September 30, 2008 and a compensation benefit of approximately $272,000 in the nine months ended September 30, 2008 in general and administrative expenses in the statements of operations as a result of the stock price changes from each measurement date.  No options were settled with a net cash payment during the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2008, an aggregate of 22,155 options were settled with net cash payments aggregating approximately $55,000, none of which occurred in the three months ended September 30, 2008.

Restricted Stock Units (“RSUs”) Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended September 30,
	2009	2008

Outstanding at beginning of period	343,320	208,400
Granted	231,192	149,730
Common stock delivered (A)	(31,332)	—
Forfeited	(8,400)	(12,600)
Outstanding at end of period	534,780	345,530

Intrinsic value at September 30, 2009 (B)	$3,193,000

(A)	Includes 5,245 shares which were used to settle employee withholding tax obligations for three employees of approximately $21,000. A net of 26,087 shares of common stock were delivered.
(B)	For purposes of this calculation, the Company’s closing stock price of $5.97 per share on September 30, 2009 was used.

In September 2009, an aggregate of 10,000 RSUs were granted to employees and have a grant date fair value of $5.55 per RSU (which was determined based on the closing price of the Company’s common stock on September 22, 2009). In February 2009, an aggregate of 169,500 RSUs were granted to employees and have a grant date fair value of $4.76 per RSU (which was determined based on the closing price of the Company’s common stock on February 4, 2009). In February 2008, an aggregate of 100,000 RSUs were granted to employees and had a grant date fair value of $7.20 per RSU (which was determined based on the closing price of the Company’s common stock on February 28, 2008). These awards are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the three year vesting period.

During the nine months ended September 30, 2009, an aggregate 51,692 RSUs were granted to non-employee directors (with an average grant date fair value of $3.93 per RSU) related to the equity component of their compensation for the three months ended December 31, 2008, March 31, 2009 and June 30, 2009.  During the nine months ended September 30, 2008, an aggregate of 49,730 RSUs were granted to non-employee directors (with an average grant date fair value of $6.44 per RSU) related to the equity component of their compensation for the period June 1, 2007 to June 30, 2008.  In each case, the grant date fair value was determined as of the trading day immediately prior to grant (the last day of the quarter for which the RSUs were being received as compensation).  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)(Continued)

Stock Plans and Other Incentives (continued) Option and RSU Expense Information

For the three months ended September 30, 2009 and 2008, the Company recorded non-cash compensation expense of approximately $381,000 and $323,000, respectively (including approximately $46,000 and $69,000, respectively, related to non-employee director equity compensation), and for the nine months ended September 30, 2009 and 2008, recorded non-cash compensation expense of approximately $1,091,000 and $1,159,000, respectively (including approximately $180,000 and $226,000, respectively, related to non-employee director equity compensation). The non-cash compensation expense is related to all stock options and RSUs accounted for as equity awards and is a component of general and administrative expenses in the statement of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income for basic calculation	$(162,535)	$(209,110)	$645,615	$1,263,326
Adjustments to net (loss) income for the income statement impact of dilutive securities	—	—	—	(272,219)
Net (loss) income for dilution calculation	$(162,535)	$(209,110)	$645,615	$991,107

Denominator:
Denominator for net (loss) income per common share, basic — weighted average common shares	10,660,758	10,984,517	10,798,841	10,984,517
Effect of dilutive securities:
RSUs	—	—	194,248	86,597
Stock options	—	—	—	125,546
Denominator for net (loss) income per common share, diluted — weighted average common shares	10,660,758	10,984,517	10,993,089	11,196,660
Net (loss) income per common share:
Basic	$(0.02)	$(0.02)	$0.06	$0.12
Diluted	$(0.02)	$(0.02)	$0.06	$0.09

Potentially dilutive securities include all stock based awards. For the three and nine months ended September 30, 2009, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

11.	Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the debt, were not materially different from their recorded values at September 30, 2009 and December 31, 2008. Other than capital leases, all of the Company’s debt at September 30, 2009 and December 31, 2008 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $18,600,000 and $20,800,000 at September 30, 2009 and December 31, 2008, respectively, which is lower than the recorded amounts of $20,125,000 and $22,750,000 at September 30, 2009 and December 31, 2008, respectively. The estimated fair value reflects the effect of higher interest rate spreads and interest rate floors on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. Regarding the East Lyme Construction Loan, this debt was retired in April 2009. The Company determined that the recorded amount of this debt was equal to its fair value at December 31, 2008. The Company’s interest rate cap had no value at September 30, 2009 and December 31, 2008. See Note 6 for more information about the Company’s debt.

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

Reis’s flagship product is Reis SE, which provides web based online access to information and analytical tools designed to facilitate debt and equity transactions as well as ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

Proprietary Databases

Reis has expertise in collecting, screening and organizing volumes of data into its proprietary databases. Each quarter, a rotating sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with the previous record for the property and question any unusual changes in rents and vacancies. Whenever necessary, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at September 30, 2009:

Number of metropolitan markets:
Apartment	169
Office	132
Retail	140
Industrial	44

These metropolitan markets are further sub-divided into approximately 1,800 competitive submarkets based on property type at September 30, 2009.

In addition to the core property database, Reis develops and maintains a new construction database that monitors projects that are being added to our covered markets. Detailed tracking of the supply side of the commercial real estate market is critical to projecting performance changes at the market and submarket levels. This database is updated weekly and reports relevant criteria such as project size, property type and location for projects that are planned, proposed, under construction, or nearing completion.

Reis also maintains a sales comparables database containing transactions over $2,000,000 in 172 of our largest covered markets. The database captures key information on each transaction such as buyer, seller, purchase price, capitalization rate and financing details, where available. Because capitalization rates are so important, and Reis has been tracking performance information on many of these properties for years, we are able to provide detailed pro forma capitalization rates, in a customizable format, for a significant number of the transactions in the database.

Products and Services

Reis SE, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts, as well as a number of analytical tools. Access to the core system is by secure password only and can be customized to accommodate the needs of various customers. For example, the product can be tailored to provide access to all or only certain markets, property types and report combinations. The Reis SE interface has been refined over the past several years to accommodate real estate professionals who need to perform market-based trend analysis, property specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.  These analytical tools may increase in significance over the next few years as investors study opportunities in the secondary market for commercial mortgage backed securities.

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

Reis is continuously enhancing Reis SE by developing new products and applications. Examples of recent enhancements include:

▪
the October 2008 launch of Transaction AnalyticsSM, a tool that empowers commercial real estate investors and portfolio managers to identify sales and capital markets trends that are directly impacting the value of their assets.  The resulting precision supports more informed valuations and decisions with regard to troubled debt and associated commercial real estate collateral.  For all of Reis’s metro areas and regions, users of Transaction AnalyticsSM can obtain, on demand, a customized read on historical, current and forecasted capital market conditions, offering key measurements of sales transaction activity, including mean, median, and 12-month rolling cap rates, total sales price, price per unit or square foot, and total transaction volume.  The user may refine this analysis by including only properties that meet specified sales transaction characteristics (price or capitalization rate), or physical characteristics (size, age or class).

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

Reis also expanded its coverage of retail markets during 2009.  In May 2009, Reis initiated coverage of neighborhood and community shopping centers in 27 additional markets and in August 2009, Reis expanded retail coverage by 35 additional markets.  Separately, Reis expanded its coverage of commercial real estate sale transactions by adding 90 additional markets in August 2009.  As with the addition of apartment markets in 2007 and office markets in 2008, the expanded retail coverage is available for an additional fee to our customers.

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

Customer Service and Training

Reis focuses heavily on proactive training and customer support. Reis’s dedicated customer service team offers customized on-site training and web-based and telephonic support, as well as weekly web-based training seminars open to all customers.  The corporate training team also meets regularly with a large proportion of Reis’s customers.  Additional points of customer contact include mid-year service reviews, a web-based customer feedback program and account manager visits.  All of these contacts are used to assist customers with their usage of Reis SE (including by maximizing their knowledge of the product), to identify opportunities for product adoption and increased usage and to solicit customer input for future product enhancements.  In 2009, Reis’s customer service group began offering training videos through the Reis SE platform.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc., Real Capital Analytics, Inc., Torto Wheaton Research, a wholly-owned subsidiary of CB Richard Ellis, and LoopNet, Inc., as well as with in-house real estate research departments.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business in the May 2007 merger, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company has completed the sale of the remaining units at its Gold Peak project and is seeking to exit the residential development business by selling its remaining two projects in bulk, in order to focus solely on the Reis Services business.

At September 30, 2009, the Company’s residential development activities were comprised primarily of the following:

▪
The 259 unit Gold Peak condominium development in Highlands Ranch, Colorado, which we refer to as Gold Peak. Sales commenced in January 2006 and all of the Gold Peak units were sold as of September 30, 2009.

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 36 homes and lots (28 homes and eight lots) were sold as of September 30, 2009. At September 30, 2009, there were one East Lyme home, five improved lots and 119 fully approved lots in inventory.

▪
The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres and includes two model homes and substantially completed infrastructure and amenities, which we refer to as Claverack.

The Company is actively working with local and regional brokers related to the East Lyme and Claverack bulk sale initiatives.  There can be no assurance that the Company will be able to sell any or all of the homes in inventory or the remaining lots, individually or in bulk, at acceptable prices, or within a specific time period, or at all.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	September 30,			Percentage
	2009	2008	(Decrease)	(Decrease)

Revenue	$5,801	$6,524	$(723)	(11.1)%
EBITDA	$2,586	$2,965	$(379)	(12.8)%
EBITDA margin	44.6%	45.4%

	For the Nine Months Ended
	September 30,			Percentage
	2009	2008	(Decrease)	(Decrease)

Revenue	$18,065	$19,440	$(1,375)	(7.1)%
EBITDA	$8,342	$8,515	$(173)	(2.0)%
EBITDA margin	46.2%	43.8%

	For the Three Months Ended
	September 30, 2009	June 30, 2009	(Decrease)	Percentage (Decrease)

Revenue	$5,801	$5,909	$(108)	(1.8)%
EBITDA	$2,586	$2,740	$(154)	(5.6)%
EBITDA margin	44.6%	46.4%

Reis Services’s EBITDA decreased $379,000 from the third quarter of 2008 to the third quarter of 2009, primarily as a result of a revenue reduction between the two periods of $723,000.  For the nine months ended September 30, 2009, EBITDA decreased $173,000, primarily as a result of a revenue reduction between the two periods of $1,375,000.  The $154,000 decline in EBITDA in consecutive quarters (second quarter 2009 to third quarter 2009) is primarily the result of a decline in revenue of $108,000.  We have been able to maintain our EBITDA margins through the significant cost control measures initiated in the fourth quarter of 2008 and in place during the 2009 periods.

The revenue decreases referred to above are driven by the cumulative impact of declines in Reis Services’s renewal rates over the trailing twelve month period.  Our overall renewal rate was 83% for the trailing twelve months ended September 30, 2009, down from 84% for the twelve months ended June 30, 2009 and 88% for the year ended December 31, 2008.  Although the trailing twelve month renewal rate continued to decline through September 30, 2009, the rate of decline slowed dramatically.  This is attributable to the fact that our renewal rates during the third quarter of 2009 increased significantly to 88% overall and 89% for institutional customers, up from 80% and 83%, respectively, during the second quarter of 2009.  This was our first sequential quarter over quarter increase in renewal rates since the beginning of the market downturn in 2008.

Separately, the net effect of price increases and decreases upon renewals has also negatively impacted revenue.  During the past twelve months, contract price increases on renewals were constrained due to usage reductions at certain customers as well as budgetary pressures at our customers, predominantly in the banking industry, but also impacting other of our customers.  Our pricing model is based on actual and projected usage, and we believe it is generally not as susceptible to downturns and personnel reductions at our customers as would be a model based upon individual user licenses.  We generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations.  However, we have been and we may in the future be impacted by consolidation among our customers and potential customers, or in the event that customers enter bankruptcy or otherwise go out of business.  During the nine months ended September 30, 2009, our bad debt expense aggregated $27,000 or only 0.1% of revenue during that period.

Our largest customer accounted for 2.7% of Reis Services’s revenue for the nine months ended September 30, 2009. Our 14 largest customers, each of which accounted for greater than 1.0% of our revenue, aggregated 25.3% of Reis Services’s revenue for the nine months ended September 30, 2009.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, impairment losses on real estate assets and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year-to-year or period-to-period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes, and in the case of Adjusted EBITDA, isolates non-cash charges for impairment losses on real estate assets and stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider these measures in isolation or as substitutes for net income (loss), operating income (loss), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income (loss), follow for each identified period:

(amounts in thousands) Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(162)
Income tax (benefit)			(70)
Income (loss) before income taxes	$1,263	$(1,495)	(232)
Add back:
Depreciation and amortization expense	1,217	8	1,225
Interest expense (income), net	106	(8)	98
EBITDA	2,586	(1,495)	1,091
Add back:
Stock based compensation expense, net	—	559	559
Adjusted EBITDA	$2,586	$(936)	$1,650

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$646
Income tax expense			513
Income (loss) before income taxes	$4,377	$(3,218)	1,159
Add back:
Depreciation and amortization expense	3,666	60	3,726
Interest expense (income), net	299	(18)	281
EBITDA	8,342	(3,176)	5,166
Add back:
Stock based compensation expense, net	—	1,213	1,213
Adjusted EBITDA	$8,342	$(1,963)	$6,379

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(209)
Income tax (benefit)			(73)
Income (loss) before income taxes	$1,564	$(1,846)	(282)
Add back:
Depreciation and amortization expense	1,161	53	1,214
Interest expense (income), net	240	(138)	102
EBITDA	2,965	(1,931)	1,034
Add back:
Stock based compensation expense, net	—	402	402
Adjusted EBITDA	$2,965	$(1,529)	$1,436

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$1,263
Income tax (benefit)			(865)
Income (loss) before income taxes	$4,345	$(3,947)	398
Add back:
Depreciation and amortization expense	3,308	182	3,490
Interest expense (income), net	862	(491)	371
EBITDA	8,515	(4,256)	4,259
Add back:
Stock based compensation expense, net	—	887	887
Adjusted EBITDA	$8,515	$(3,369)	$5,146

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$531
Income tax expense			378
Income (loss) before income taxes	$1,449	$(540)	909
Add back:
Depreciation and amortization expense	1,192	29	1,221
Interest expense, net	99	(35)	64
EBITDA	2,740	(546)	2,194
Add back:
Stock based compensation expense, net	—	353	353
Adjusted EBITDA	$2,740	$(193)	$2,547

*		Includes Gold Peak, East Lyme, the Company’s other residential developments and corporate level income and expenses.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2009 and 2008

Subscription revenues and related cost of sales were approximately $5,801,000 and $1,386,000, respectively, for the three months ended September 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $4,415,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $551,000 during this period. Subscription revenues and related cost of sales were approximately $6,524,000 and $1,413,000, respectively, for the three months ended September 30, 2008, resulting in a gross profit for the Reis Services segment of approximately $5,111,000. Amortization expense included in cost of sales for the database intangible asset was approximately $487,000 during this period.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $898,000 and $654,000, respectively, for the three months ended September 30, 2009 with respect to the sale of the remaining four condominium units at the Gold Peak development in the 2009 period, thereby completing our sales activities for that project. Revenue and cost of sales of residential units were approximately $5,039,000 and $4,553,000, respectively, for the three months ended September 30, 2008 with respect to the sale of 12 condominium units at the Gold Peak development and one home and eight lots at East Lyme during the 2008 period.

Sales and marketing expenses and product development expenses were approximately $1,294,000 and $431,000, respectively, for the three months ended September 30, 2009 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $252,000 and $230,000, respectively, during this period. Sales and marketing expenses and product development expenses were approximately $1,260,000 and $473,000, respectively, for the three months ended September 30, 2008. Amortization expense included in sales and marketing expenses and product development expenses during this period were approximately $254,000 and $229,000, respectively.

Property operating expenses were $170,000 and $267,000 for the three months ended September 30, 2009 and 2008, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  These costs decreased as a result of the Gold Peak sell out in September 2009 and the efforts to reduce operating costs at our other projects in anticipation of selling them in bulk transactions.

General and administrative expenses of $2,898,000 for the three months ended September 30, 2009 include current period expenses and accruals of $2,147,000, depreciation and amortization expense of $192,000 for lease value and furniture, fixtures and equipment, and approximately $559,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $381,000 and (ii) additional expense of approximately $178,000 from the increase in the reserve for the option liability due to an increase in the market price of the Company’s common stock from $3.91 per share at June 30, 2009 to $5.97 per share at September 30, 2009.  General and administrative expenses of $3,777,000 for the three months ended September 30, 2008 include current period expenses and accruals of $3,132,000, depreciation and amortization expense of $243,000 for lease value and furniture, fixtures and equipment, and approximately $402,000 of non-cash compensation expense. The non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $323,000 and (ii) an approximate $79,000 increase in the reserve for the option liability due to an increase in the market price of the Company’s common stock from $5.49 per share at June 30, 2008 to $6.00 per share at September 30, 2008. Excluding the non-cash items, the reduction in general and administrative expenses is a result of concerted efforts to reduce public company and other administrative costs, the termination of the lease for the Wellsford corporate office space in the third quarter of 2008 and other cost saving measures.

Interest and other income was $34,000 and $174,000 for the three months ended September 30, 2009 and 2008, respectively, and primarily reflects interest earned on cash.  Interest rates and invested cash balances in the 2009 period were significantly lower than in the 2008 period.

Interest expense of $132,000 for the three months ended September 30, 2009 includes interest and cost amortization on the Bank Loan of $127,000 and interest from other debt of $5,000.  Interest expense of $276,000 for the three months ended September 30, 2008 includes interest and cost amortization on the Bank Loan of $279,000, non-capitalized interest from residential development activities of $32,000, a decrease in the fair value of the interest rate cap for the Bank Loan of $14,000 and interest from other debt of $9,000, offset by the effect of the capitalization of interest of $58,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

The income tax benefit for the three months ended September 30, 2009 of $70,000 results from deferred Federal and state tax benefits of $91,000 and current state and local tax benefits of $4,000, offset by current Federal alternative minimum tax (“AMT”) of $25,000.  The income tax benefit during the three months ended September 30, 2008 of $73,000 results from a deferred Federal, state and local tax benefit of $107,000 related to the pre-tax loss for the three months ended September 30, 2008, offset by current Federal AMT of $30,000 and a current state and local provision of $4,000.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Subscription revenues and related cost of sales were approximately $18,065,000 and $4,154,000, respectively, for the nine months ended September 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $13,911,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $1,606,000 during this period. Subscription revenues and related cost of sales were approximately $19,440,000 and $4,119,000, respectively, for the nine months ended September 30, 2008 resulting in a gross profit for the Reis Services segment of approximately $15,321,000. Amortization expense included in cost of sales for the database intangible asset was approximately $1,413,000 during this period.  See the disclosure on the prior pages for variances and the current market impact on revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $6,707,000 and $4,655,000, respectively, for the nine months ended September 30, 2009 with respect to the sale of the remaining 20 condominium units at the Gold Peak development in the 2009 period, thereby completing our sales activity for that project, and three East Lyme home sales in the 2009 period. Revenue and cost of sales of residential units were approximately $19,822,000 and $17,005,000, respectively, for the nine months ended September 30, 2008 with respect to the sale of 47 condominium units at the Gold Peak development and six homes and eight lots at East Lyme during the period.

Sales and marketing expenses and product development expenses were approximately $3,817,000 and $1,362,000, respectively, for the nine months ended September 30, 2009 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $757,000 and $746,000, respectively, during this period. Sales and marketing expenses and product development expenses were approximately $3,996,000 and $1,436,000, respectively, for the nine months ended September 30, 2008. Amortization expense included in sales and marketing expenses and product development expenses was approximately $763,000 and $543,000, respectively during this period.  Decreases in the current period reflect the effect of lower commissions in the 2009 period for sales and marketing expenses as a result of lower revenues, coupled with company-wide cost cutting measures.

Property operating expenses were $655,000 and $801,000 for the nine months ended September 30, 2009 and 2008, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  These costs decreased as a result of the Gold Peak sell out in September 2009 and the efforts to reduce operating costs at our other projects in anticipation of selling them in bulk transactions.

General and administrative expenses of $8,689,000 for the nine months ended September 30, 2009 include current period expenses and accruals of $6,859,000, depreciation and amortization expense of $617,000 for lease value and furniture, fixtures and equipment, and approximately $1,213,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $1,091,000 and (ii) additional expense of approximately $122,000 from the increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $5.97 per share at September 30, 2009.  General and administrative expenses of $11,159,000 for the nine months ended September 30, 2008 include current period expenses and accruals of $9,501,000, depreciation and amortization expense of $771,000 for lease value and furniture, fixtures and equipment, and approximately $887,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $1,159,000, offset by (ii) an approximate $272,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $7.68 per share at December 31, 2007 to $6.00 per share at September 30, 2008 and options settled at an amount less than $7.68 per share during the period.  Also included in current period expenses for the nine months ended September 30, 2008 is approximately $453,000 of legal and investment banking fees incurred with regards to assessing and responding to the unsolicited offers to acquire Reis and assessing strategic alternatives.  Excluding the non-cash items, the reduction in general and administrative expenses is a result of concerted efforts to reduce public company and other administrative costs, the termination of the lease for the Wellsford corporate office space in the third quarter of 2008 and other cost saving measures.

Interest and other income was $182,000 and $496,000 for the nine months ended September  30, 2009 and 2008, respectively, and primarily reflects interest earned on cash.  Interest rates in the 2009 period were significantly lower than in the 2008 period.

Interest expense of $463,000 for the nine months ended September 30, 2009 includes interest and cost amortization on the Bank Loan of $404,000, non-capitalized interest relating to residential development activities of $40,000 and interest from other debt of $19,000.  Interest expense of $844,000 for the nine months ended September 30, 2008 includes interest and cost amortization on the Bank Loan of $989,000, non-capitalized interest from residential development activities of $78,000, interest from other debt of $29,000, and a decrease in the fair value of the interest rate cap for the Bank Loan of $9,000, offset by the effect of the capitalization of interest of $261,000 from the Bank Loan to residential developments in accordance with existing accounting rules.

The income tax expense for the nine months ended September 30, 2009 of $513,000 results from a deferred Federal and state tax provision of $462,000, current Federal AMT of $25,000 and current state and local taxes of $26,000.  The income tax benefit during the nine months ended September 30, 2008 of $865,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the Merger of $1,165,000, offset by current state and local taxes of $42,000, current Federal AMT of $90,000 and deferred taxes aggregating $168,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $529,000 and $67,000 at September 30, 2009 and December 31, 2008, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

During the seven-month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.  Private Reis had NOL carryforwards aggregating approximately $9,900,000 at December 31, 2008, expiring in the years 2019 to 2026. The Private Reis NOLs may be utilized against consolidated taxable income, subject to a $5,300,000 annual limitation.

In accordance with the applicable accounting literature, a valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $9,205,000 at September 30, 2009 and December 31, 2008, was necessary. The allowance at September 30, 2009 and December 31, 2008 relates primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, the Company expects to meet its short-term liquidity requirements such as current operating and capitalizable costs, near-term product development and enhancements of the web site and databases, the current portion of long-term debt (including $5,625,000 on the Bank Loan, payable by September 30, 2010), operating and capital leases, warranty costs related to construction, development costs, other capital expenditures, potential settlement of certain outstanding stock options in cash (the liability for which was approximately $122,000 at September 30, 2009 based upon the closing stock price of the Company at September 30, 2009 of $5.97 per share), and repurchases of up to approximately $298,000 of additional Reis stock pursuant to currently authorized programs, generally through the use of available cash, cash generated from the operations of Reis Services, sales of single family homes and single family home lots either individually or in bulk transactions, the sale or realization of other assets, releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

The Company expects to meet its long-term liquidity requirements such as future operating and capitalizable costs,  long-term product development and enhancements of the web site and databases, the non-current portion of long-term debt, operating and capital leases and other capital expenditures generally through the use of available cash, cash generated from the operations of Reis Services, sales of single family homes and single family home lots either individually or in bulk transactions (to the extent that any remain unsold), releases from escrow reserves and accounts, interest revenue and the availability of $2,000,000 for working capital purposes of Reis Services under the Bank Loan.

Cash and cash equivalents aggregated approximately $21,509,000 at September 30, 2009. Management considers such amount to be adequate and expects it to continue to be adequate to meet operating requirements in both the short and long terms.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company, However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  The balance of the Bank Loan was $20,125,000 and $22,750,000 at September 30, 2009 and December 31, 2008, respectively.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, as defined in the credit agreement.  No additional payments were required during the three and nine months ended September 30, 2009 and 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at September 30, 2009 and December 31, 2008 (LIBOR was 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00).

See Note 6 of the consolidated financial statements included in this filing for additional information regarding the Bank Loan.

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

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit and in April 2009, posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000.  In June 2009, the municipality reduced the letter of credit requirement from $1,750,000 to $1,000,000 and in July 2009, further reduced the requirement to $450,000, at which times, the cash collateral requirement was reduced in a corresponding amount (with the excess cash being distributed to the Company).  The Company continues to work with the municipality to further reduce other bonding and escrow requirements.  There can be no assurance that the Company will be able to successfully have these amounts reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit in April 2009, all of the Company’s remaining residential real estate is unencumbered by debt.

See Note 6 of the consolidated financial statements included in this filing for additional information regarding the East Lyme Construction Loan.

Other Items Impacting Liquidity

Palomino Park

Gold Peak

In 2004, the Company commenced the development of Gold Peak, the final phase of Palomino Park. Gold Peak is 259 condominium units on the remaining 29 acre land parcel at Palomino Park. Gold Peak unit sales commenced in January 2006 and during September 2009, the final unit was sold.  The following table provides information regarding Gold Peak sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project Total Through September 30, 2009
	2009	2008	2009	2008

Number of units sold	4	12	20	47	259
Gross sales proceeds	$898,000	$3,479,000	$4,965,000	$14,522,000	$77,402,000

East Lyme

The Company had a 95% ownership interest as managing member of a venture which originally owned 101 single family home lots situated on 139 acres of land in East Lyme, Connecticut, upon which it was constructing houses for sale. At the time of the initial land purchase, the Company executed an option to purchase a contiguous 85 acre parcel of land which can be used to develop 60 single family homes, which we refer to as the East Lyme Land.  The Company subsequently acquired the East Lyme Land in November 2005.

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

Home sales at East Lyme commenced in June 2006. At September 30, 2009, there were one East Lyme home, five improved lots and 119 fully approved lots in inventory.  The following table provides information regarding East Lyme sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Project Total Through September 30,
	2009	2008	2009	2008	2009

Number of homes and lots sold	—	9	3	14	36
Gross sales proceeds	$—	$1,560,000	$1,742,000	$5,300,000	$20,429,000

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard.  Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality, and we are awaiting final approval from the town planner.  The estimated remediation cost is recognized as a liability in the September 30, 2009 and December 31, 2008 balance sheets. This estimate could change in the future as plans for the remediation are finalized and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

The Company is continuing to work with a broker to sell the remaining lots (which are comprised of improved lots with roads and infrastructure in place and unimproved lots without roads and infrastructure in place). There can be no assurance that the Company will be able to sell the one remaining house in inventory or the remaining lots at East Lyme individually or in bulk, at acceptable prices, or within a specific time period, or at all.

Other Developments

Claverack

The Company owns approximately 235 acres in Claverack, New York, known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008.  The Company is continuing to work with local and regional brokers to sell the improved lots and two model homes in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the improved lots and the model homes at Claverack in bulk, at acceptable prices, or within a specific time period, or at all.

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three and nine months ended September 30, 2009, the Company purchased an aggregate of 385,029 and 640,086 shares of common stock, respectively, at an average price of $4.98 and $4.21 per share, respectively.  From the inception of the share repurchase program in December 2008 through October 31, 2009, the Company purchased an aggregate of 653,317 shares of common stock at an average price of $4.23 per share, for an aggregate of approximately $2,765,000 (leaving approximately $235,000 that may be used to purchase additional shares under the program). During 2008, no repurchases were made prior to December 15, 2008.

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The continuing volatility and uncertainty in the U.S. and global economy, including the credit markets and real estate markets, has continued to affect renewal rates, with the greatest impact on the Company being felt since the beginning of the fourth quarter of 2008 and continuing into the second quarter of 2009.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were customers of the Company), the Company has been negatively impacted as exhibited by our overall renewal rate (which is based on annual dollars renewed and reflects price increases, decreases and non-renewals).  Although the trailing twelve month overall annual renewal rate declined to 83% at September 30, 2009, as compared to the year ended December 31, 2008 rate of 88%, there has been significant improvement in the quarterly renewal rate as the third quarter 2009 renewal rate was 88% overall as compared to 80% for the second quarter of 2009.

To date, the Company mitigates market pressures by continuing to add new customers, selling new products (such as our tertiary apartment, office and retail markets, rolled out in 2007, 2008 and 2009, respectively) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, we generally experienced stable demand for our market information and an increase in demand for our portfolio products as investors placed greater emphasis on assessing portfolio risk.    We cannot assure you that the level of demand for Reis Services’s products will be sustained or increase during the remainder of 2009 or in the future.

Home and Lot Sales

The Company’s operations relating to residential development and the sale of homes and lots have been negatively impacted by poor national, regional and local market conditions where the Company owns property. Demand at the Company’s projects and sales of home and lot inventory are lower and slower than previous expectations resulting in price concessions, increased broker incentives and/or additional incentives being offered to buyers. Illiquidity in the residential mortgage and construction/development loan markets has negatively impacted our marketing efforts and the ability of buyers to afford and/or finance the purchase of our homes or lots, causing us to offer increased concessions and/or sale price reductions. The number and timing of future sales of the remaining homes, individual lots or bulk land by the Company could be adversely impacted by the lack of availability of credit to potential buyers and, in the case of a buyer of our homes in inventory or buying a lot to build for their own use, the inability of potential buyers to sell their existing homes.  During September 2009, the Company sold the remaining unit at its Gold Peak project and only one home and five improved lots remain in inventory at the East Lyme project.  We intend to sell the remaining East Lyme lots and Claverack project in bulk transactions.

Changes in Cash Flows

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Cash flows for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	For the Nine Months Ended September 30,
	2009	2008	(Decrease) Increase

Net cash provided by operating activities	$9,256,000	$15,671,000	$(6,415,000)
Net cash (used in) investing activities	(1,340,000)	(3,791,000)	2,451,000
Net cash (used in) financing activities	(10,558,000)	(9,262,000)	(1,296,000)
Net (decrease) increase in cash and cash equivalents	$(2,642,000)	$2,618,000	$(5,260,000)

Cash flows from operating activities decreased $6,415,000 from $15,671,000 provided in the 2008 period to $9,256,000 provided in the 2009 period. The significant components of this decrease related to a reduction in the cash provided by sales of the Company’s real estate assets, which in 2008, included 47 Gold Peak condominium units and six homes and eight lots at our East Lyme project whereas in the 2009 period, the Company’s Gold Peak project sold out its remaining 20 units in inventory and the East Lyme project only produced three home sales.

Cash flows used in investing activities increased $2,451,000 from $3,791,000 used in the 2008 period to $1,340,000 used in the 2009 period. This change primarily resulted from a reduction in cash used in the 2009 period as compared to the 2008 period for additional investments in other real estate assets of $2,465,000, a reduction in cash used for furniture, fixture and equipment additions of $166,000 and web site and database development cost of $70,000, offset by a return of capital from a joint venture in 2008 of $229,000 and proceeds from the 2008 sale of furniture, fixtures and equipment of $21,000.

Cash flows from financing activities decreased $1,296,000 from $9,262,000 used in the 2008 period to $10,558,000 used in the 2009 period primarily from the net effect of borrowings and repayments. Borrowings on the East Lyme and Gold Peak construction loans aggregated $5,169,000 during the 2008 period, with no borrowings during the 2009 period. During the 2008 period, approximately $8,313,000 was repaid on the Gold Peak Construction Loan from unit sales to retire this debt and $4,808,000 was repaid on the East Lyme Construction Loan from six home and eight lot sales. During the 2009 period, $5,077,000 was repaid on the East Lyme Construction Loan to retire this debt. During the 2008 period, $1,125,000 was repaid on the Bank Loan whereas $2,625,000 was repaid in the 2009 period, all of which were scheduled repayments.  Other debt repayments in the 2009 period were greater than payments in the 2008 period by $11,000. In the nine months ended September 30, 2009, the Company repurchased 640,086 shares of its outstanding common stock for approximately $2,694,000. No stock repurchases were made in the corresponding 2008 period.  Payments for option cancellations and restricted stock unit settlements were approximately $55,000 in the 2008 period and $21,000 in the 2009 period.

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

▪
statements relating to future business prospects, potential acquisitions, revenue, expenses, income (loss), cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA and Adjusted EBITDA; and

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

▪
the risk factors listed under “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 13, 2009.

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

At September 30, 2009, the Company’s only exposure to interest rates was the variable rate on the Bank Loan.  This exposure has been minimized through the use of an interest rate cap. The interest rate cap on the Bank Loan expires in June 2010. The following table presents the effect of a 1% increase in the base interest rate at September 30, 2009:

(amounts in thousands)	Balance at September 30, 2009	Notional Amount at September 30, 2009	LIBOR Cap	LIBOR at September 30, 2009	Additional Interest Incurred
Variable rate debt with interest rate caps:
Bank Loan	$20,125	$15,000	5.50%	0.25%	$201	(A)

(A)			Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

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

Cash balances held at banking institutions with which we do business may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While management monitors the cash balances in these bank accounts, such cash balances could be impacted if one or more of these institutions were to fail or could be subject to other adverse conditions in the financial markets.

Item 4T.	Controls and Procedures.

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2009 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  Purchases under the program may be made from time-to-time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time-to-time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” The Company repurchased the following shares of Common Stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2009 to July 31, 2009	21,050	$4.18	21,050	$626,000
August 1, 2009 to August 31, 2009	1,823	$4.84	1,823	$2,117,000	(A)
September 1, 2009 to September 30, 2009	362,156	$5.02	362,156	$298,000

(A)	Increase reflects additional authorization in August 2009 of $1,500,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: November 6, 2009

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

Date: November 6, 2009
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

Date: November 6, 2009
	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of Reis, Inc. (the “Company”) for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 6, 2009

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.