Form 10-K
period 2009-12-31
Reis, Inc.
filed 2010-03-15
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $31,632,000 based on the closing price on the Nasdaq Global Market for such shares on June 30, 2009.  (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 10,447,779 as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2010 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Item No.		Page No.
	PART I
1.	Business	3
1A.	Risk Factors	9
1B.	Unresolved Staff Comments	18
2.	Properties	18
3.	Legal Proceedings	18
4.	Reserved	18
	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
6.	Selected Financial Data	20
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
7A.	Quantitative and Qualitative Disclosures About Market Risk	35
8.	Financial Statements and Supplementary Data	36
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	36
9A.	Controls and Procedures	36
9B.	Other Information	37
	PART III
10.	Directors, Executive Officers and Corporate Governance	38
11.	Executive Compensation	38
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
13.	Certain Relationships and Related Transactions, and Director Independence	38
14.	Principal Accountant Fees and Services	38
	PART IV
15.	Exhibits and Financial Statement Schedules	39

	FINANCIAL STATEMENTS

	Consolidated Balance Sheets at December 31, 2009 and 2008	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-4
	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-6
	Notes to Consolidated Financial Statements	F-7

	FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

PART I

Item 1. Business.

Organization

Reis, Inc., which we refer to as either the Company or Reis, is a Maryland corporation. The Company’s primary business is providing commercial real estate market information and analytical tools for its customers, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Business

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

Reis’s flagship product is Reis SE, which provides online access via a web browser to commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Industry Background

Commercial real estate assets represent a significant share of the overall value of investible U.S. assets.  According to the Real Estate Roundtable in September 2009, the United States commercial real estate market is valued at roughly $6.7 trillion.  The value of the Wilshire 5000, which approximates the total market capitalization of the U.S. equity markets, was $11.5 trillion at December 31, 2009.

In a typical year, thousands of commercial real estate properties are sold, purchased, financed and evaluated, hundreds of millions of square feet of new construction projects are completed, and a similar number of square feet are signed to new leases. However, 2008 and 2009 were not typical years.  For property types that Reis covers, Reis estimates that the value of commercial real estate transactions in the United States declined by approximately 35% from 2008 to 2009.  Transaction volume fell by 87% from a peak of $72 billion in the second quarter of 2007 to $9 billion in the fourth quarter of 2009 (based upon Reis data).  Separately, new commercial mortgage backed securities, or CMBS, issuances which totaled over $230 billion in 2007, tumbled to $12 billion in 2008.  Credit is scarce and future liquidity levels remain uncertain for 2010.

The varied participants in U.S. commercial real estate demand timely and accurate information to support their decision-making. Participants in the asset market, such as property owners, developers and builders, banks and non-bank lenders, and equity investors, require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction. Additionally, brokers, operators and lessors require access to detailed information concerning current and historical rents, vacancies, concessions, operating expenses, and other market specific and property specific performance measures.

In recent years, corporate governance and other regulatory requirements (such as mark-to-market requirements, the Basel Capital Accord (Basel II), guidance from the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (FDIC)) have increased the need for market and portfolio monitoring, generating demand for appropriate analytical tools.  The commercial banking and investment banking industries have undergone a wave of mergers, reorganizations, FDIC-arranged takeovers and other dislocations, similar to the consolidations which occurred following the savings & loan collapses in the late 1980s and early 1990s.  In addition, the U.S. government’s Troubled Asset Relief Program gives the U.S. Treasury Secretary broad authority to purchase and insure mortgage assets, and to purchase any other financial instrument that the Secretary deems necessary to stabilize the financial markets.  In February 2009, the Term Asset-Backed Securities Loan Facility, primarily administered by the New York Federal Reserve Bank, was expanded to include CMBS issuances, allowing certain investors to swap AAA-rated securities for U.S. Treasury securities.  According to the Real Estate Roundtable in September 2009, approximately $300 billion of commercial real estate debt matures each year for the next decade.  It is expected that replacement financing may not be readily available because of declines in values of the underlying real estate, tighter credit requirements and a significant reduction in the number of lenders willing to lend on commercial real estate.  For those lenders who do extend credit, as well as for borrowers seeking commitments, the demand for accurate and timely information as well as access to analytics, valuation tools and support will be necessary to properly evaluate the underlying real estate collateral.

Operations

As commercial real estate markets have grown in size and complexity, Reis, over the last 30 years, has invested in the areas critical to supporting the information needs of real estate professionals in both the asset market and the space leasing market. In particular, Reis has:

▪	developed expertise in data collection across multiple markets and property types;

▪	invested in the analytical expertise to develop decision support systems around property valuation, credit analytics, transaction support and risk management;

▪	created product development expertise to collect market feedback and translate it into new products and reports; and

▪	invested in a robust technology infrastructure to disseminate these tools to the wide variety of market participants.

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

Customers

As of December 31, 2009, Reis had approximately 670 companies under signed contracts. Generally, each company has multiple users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card.

The majority of our subscription revenues derive from banks, other financial institutions, funds, equity owners and domestic and international regulators, with the remainder from service providers (such as brokers and appraisers).

Proprietary Databases

Reis has expertise in collecting, screening and organizing large volumes of data into its proprietary databases. Each quarter, a rotating and statistically robust sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with data previously collected on that property and similar properties, and question any unusual changes in rents and vacancies. Whenever deemed appropriate, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at December 31, 2009:

Number of metropolitan markets:
Apartment	169
Retail	140
Office	132
Industrial	44

At December 31, 2009, these metropolitan markets are further sub-divided into approximately 1,800 competitive submarkets based on property type.

In addition to the core property database, Reis develops and maintains a new construction database that identifies and monitors projects that are being added to our covered markets.  Detailed tracking of the supply side of the commercial real estate market is critical to projecting performance changes at the market and submarket levels.  This database is updated weekly and reports relevant criteria such as project size, property type and location for projects that are planned, proposed, under construction, or nearing completion.

Reis also maintains a sales comparables database containing transactions over $2,000,000 in 172 of our covered markets. The database captures key information on each transaction such as buyer, seller, purchase price, capitalization rate and financing details, where available.

Products and Services

Reis SE, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts, as well as a number of analytical tools. Access to Reis SE is by secure password only and can be customized to accommodate the needs of subscribers. For example, the product can be tailored to provide access to all or only selected markets, property types and report combinations. The Reis SE interface has been refined over the past several years to accommodate real estate professionals who need to perform market-based trend analysis, property specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.  These analytical tools may increase in significance over the next few years as investors study opportunities in the secondary market for commercial mortgage backed securities.

On a quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends, current conditions and, in a majority of its markets, five year forecasts on all key real estate market indicators. These updates are supported by property, neighborhood and city data collected during the prior quarter.

Reports are retrievable by street address, property type (apartment, office, retail and industrial) or market/submarket and are available as full color, presentation quality documents or in spreadsheet formats. These reports are used by Reis’s customers to assist in due diligence and to support commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (including loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.

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

▪
Quarterly Briefings — two conference calls each quarter attended by hundreds of subscribers, during which Reis provides an overview of its latest high-level findings and forecasts for the commercial real estate space and capital markets;

▪	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type; and

▪	customizable email alerts that let users receive proactive updates on only those reports and markets that they designate.

Reis continuously enhances Reis SE by developing new products and applications. Recent examples include:

▪
the October 2008 launch of Transaction AnalyticsSM, a tool that empowers commercial real estate investors and portfolio managers to identify sales and capital markets trends directly impacting the value of their assets.  For all of Reis’s metro areas and regions, users of Transaction AnalyticsSM can obtain, on demand, a customized read on historical, current and forecasted capital market conditions, key measurements of sales transaction activity, including mean, median, and 12-month rolling cap rates, total sales price, price per unit or square foot, and total transaction volume.  The user may refine this analysis by including only properties that meet specified sales transaction characteristics (price or capitalization rate), or physical characteristics (size, age or class).

▪
the February 2009 launch of Value AlertSM, an analytical tool that provides a quick measure of how previous commercial real estate value assumptions may need to be modified to reflect current economic realities.  The tool can be applied to a portfolio as an initial screen to identify assets that may warrant further scrutiny.

▪
the August 2009 enhancement of Reis’s Single Property Valuation module and its Asset and Portfolio AnalysisSM service, designed to help clients quantify the value and risk associated with their commercial real estate holdings.

▪
the February 2010 expansion of Reis’s custom research and advisory services, which enhances Reis’s ability to provide economic, market and investment advisory services, perform portfolio reviews, deliver custom data feeds, and conduct client-specific surveys of markets and property types that may not fall within the company’s standard coverage areas.

Reis also expanded its coverage of retail markets during 2009.  In May 2009, Reis initiated coverage of neighborhood and community shopping centers in 27 additional markets and in August 2009, Reis expanded retail coverage by 35 additional markets.  Separately, Reis expanded its coverage of commercial real estate sale transactions by adding 90 additional markets in August 2009.

Reis continues to develop new products and applications.  Current initiatives include: (1) a program tailored to the needs of small enterprises and individuals, professional investors, brokers and appraisers; (2) further geographic expansion of our market coverage and/or property types; and (3) possible data redistribution relationships with other business vendors.

Cost of Service

Reis’s data is available to customers in four primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to download a limited number of reports; (3) online credit card purchases; and (4) custom data requests. Annual subscription fees range from $1,000 to over $600,000, depending on the combination of markets, property types and reports subscribed to, for which the customer is typically allowed to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a 12-month period. Individual report sales typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Finally, custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.  Renewals are negotiated in advance of the expiration of an existing contract.  Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption.

Customer Service and Training

Reis focuses intensively on proactive training and customer support. Reis’s dedicated customer service team offers customized on-site training and web-based and telephonic support, as well as weekly web-based training seminars open to all customers.  The corporate training team also meets regularly with a large proportion of Reis’s customers.  Additional points of customer contact include mid-year service reviews, a web-based customer feedback program and account manager visits.  All of these contacts are used to assist customers with their utilization of Reis SE to identify opportunities for product adoption and increased usage and to solicit customer input for future product enhancements.  In 2009, Reis’s customer service group began offering training videos through the Reis SE platform.

Proprietary Rights

To protect our proprietary rights, we rely upon a combination of:

▪	trade secret, copyright, trademark, database protection and other laws at the Federal, state and local level;

▪	nondisclosure, non-competition and other contractual provisions with employees, vendors and consultants;

▪	restrictive license agreements with customers; and

▪	other technical measures.

We protect our software’s source code and our database as either trade secrets or under copyright law. We license our services under license agreements that restrict the disclosure and use of our proprietary information and prohibit the unauthorized reproduction, re-engineering or transfer of the information in our products and services.

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

Competition

Real estate transactions involve multiple participants who require accurate historical and current market information. Key factors that influence the competitive position of commercial real estate information vendors include: the depth and breadth of underlying databases; price; ease of use, flexibility and functionality of the software; the ability to keep the data up to date; scope of coverage by geography and property type; customer training and support; adoption of the service by industry leaders; consistent product innovation; and recognition by general business and trade media.

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for customers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc. (or CoStar) (including the recently acquired Property and Portfolio Research), Real Capital Analytics, Inc., CBRE Econometric Advisors, a wholly-owned subsidiary of CB Richard Ellis and formerly known as Torto Wheaton Research, and LoopNet, Inc., as well as with in-house real estate research departments.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009 and sold its Claverack, New York project in February 2010.  In addition, the Company ceased building new homes in 2008 and is seeking to exit the residential development business by selling its East Lyme, Connecticut project in bulk, in order to focus solely on the Reis Services business.

Residential Development Activities

At December 31, 2009, the Company’s residential development activities were comprised of the following:

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 39 homes and lots (28 homes and 11 lots) were sold as of December 31, 2009.  At December 31, 2009, the remaining inventory included one home, two improved lots and 119 fully approved lots.

▪
The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres and includes two model homes and substantially completed infrastructure and amenities, which we refer to as Claverack.  On February 24, 2010, this property was sold.

The Company is working with local and regional brokers related to the East Lyme bulk sale initiative.  There can be no assurance that the Company will be able to sell the home in inventory, or any or all of the remaining lots, individually or in bulk, at acceptable prices, or within a specific time period, or at all.  None of the Company’s remaining real estate assets is encumbered by debt.

Additional Segment Financial Information

See Note 3 of the consolidated financial statements included in this filing for additional information regarding all of the Company’s segments.

Unsolicited Offers and Board Rejections

On June 5, 2008, CoStar made an initial, non-public, unsolicited offer to acquire the Company for $8.75 per share in cash, which was rejected by Reis’s board of directors, which we refer to as the Board, on June 30, 2008.  On August 13, 2008, the Board rejected a second unsolicited proposal by CoStar, which it made public, to acquire the Company for the same $8.75 per share price.  In the view of the Board, the price offered in the CoStar proposals was inadequate as it was below the long-term value Reis could realize for its stockholders by the pursuit of its business as an independent entity and the continued disposition of its real estate assets, or by an organized sale of the Company.  On October 30, 2008, CoStar publicly announced on its quarterly conference call that it was formally withdrawing its offer.

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

On a consolidated basis, the Company had 122 employees as of December 31, 2009.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies, prospects or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

▪	statements relating to future services and product development of the Reis Services segment;

▪	statements relating to future sales of the Company’s remaining real estate assets;

▪
statements relating to future business prospects, potential acquisitions, revenue, expenses, income (loss), cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA and Adjusted EBITDA; and

▪
statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

▪	revenues may be lower than expected;

▪	the inability to retain and increase the Company’s customer base;

▪	additional adverse changes in the real estate industry and the local market in which the Company has property;

▪	inability to dispose of our remaining residential real estate at expected prices or at all;

▪	inability to execute properly on new products and services, or failure of customers to accept these products and services;

▪	competition;

▪	the inability to attract and retain sales and senior management personnel;

▪	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

▪	changes in accounting policies or practices;

▪	legal and regulatory issues; and

▪	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Item 1A.  Risk Factors.

The following is a discussion of the risk factors that Reis’s management believes are material to Reis at this time. These risks and uncertainties are not the only ones facing Reis and there may be additional matters that Reis is unaware of or that Reis currently considers immaterial. Any or all of these could adversely affect Reis’s business, results of operations, financial condition and cash flows. Our commercial real estate information services business is our primary business segment. However, sales of, or a failure to sell, our remaining real estate property could significantly impact our results of operations, financial condition and cash flows.

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

Our Board may authorize transactions with respect to our common stock.  These transactions may include a reverse stock split or odd-lot or other share repurchase programs.  In December 2008, we announced that our Board authorized a repurchase program of shares of our common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  In addition, Wellsford effected an odd-lot share repurchase program in 1999, strategically repurchased shares between 1999 and 2001, and executed a reverse stock split in 2000. All decisions regarding any such transactions will be at the discretion of our Board and will be evaluated from time to time by the Board in light of the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, applicable law and other factors that our Board deems relevant. If we effect any such transaction, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the transaction. In addition, a share repurchase program (including the current program) requires the payment of cash by Reis to stockholders, which could adversely impact our financial liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

Our executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they may take actions which may not be in the best interest of other stockholders.

The executive officers and directors of Reis beneficially owned approximately 27.0% of Reis’s outstanding common stock as of December 31, 2009. Of this total, Lloyd Lynford, Jonathan Garfield and Jeffrey Lynford beneficially owned 11.1%, 7.6% and 5.5%, respectively. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit Reis’s stockholders other than the group of directors and officers described above.

Our success depends on retaining key executive officers and personnel and attracting and retaining capable management and operating personnel.

Reis’s business plan with respect to its commercial real estate information services business was developed, in large part, by Reis’s President and Chief Executive Officer, Lloyd Lynford; Reis’s Executive Vice President, Jonathan Garfield; Reis Services’s Chief Operating Officer, William Sander; and Reis’s Vice President and Chief Financial Officer, Mark P. Cantaluppi. The continued implementation and development of Reis’s business plan, and our business generally, requires their skills and knowledge. Reis may not be able to offset the impact of the loss of the services of these individuals or other key officers or employees because its business requires skilled management, as well as technical, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in the information industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could have a material adverse impact on Reis.

Although Reis uses various incentive programs to retain and attract key personnel, these measures may not be sufficient to either attract or retain, as applicable, the personnel required to ensure our success.  In addition, issuances pursuant to our incentive plans may result in dilution to Reis stockholders.

On May 30, 2010, employment contracts for certain senior executive officers expire, including the contracts for Lloyd Lynford, Jonathan Garfield, William Sander and Mark P. Cantaluppi.  If these contracts were not renewed, extended or replaced with new contracts, the loss of one or more of these individuals could have a material adverse impact on the continuing operations of Reis and could adversely affect the market price of Reis’s common stock.

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

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  At the time of Wellsford’s initial public offering in 1997, the Board exempted from the Maryland statute any business combinations with Jeffrey Lynford (chairman of the Board) or Edward Lowenthal (a director of the Company) or any of their respective affiliates or any other person acting in concert or as a group with any of such persons, and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between such persons and Reis.

Increases in interest rates could materially increase our interest expense.

As of December 31, 2009, we had approximately $19,250,000 of variable rate debt outstanding. We may incur additional variable rate indebtedness in the future. Accordingly, if interest rates increase, so will our interest costs, which may have a material adverse effect on our business, results of operations, cash flows and financial condition. We have limited our exposure to significant interest rate increases on $15,000,000 of our existing variable rate debt by purchasing an interest rate cap through June 2010, as required by our Bank Loan. In deciding whether to purchase interest rate caps, we weigh the value of protection against significant increases in interest rates against the cost of such caps.  Based on the December 31, 2009 debt balance and the notional amount of the interest rate cap, a 1% increase in the base interest rate on our variable rate debt would result in approximately $193,000 of additional interest being incurred on an annualized basis.  We have not yet determined whether to purchase a new interest rate cap beyond June 2010.

Declines in operational performance could cause financial covenants to be violated on our outstanding debt.

Provisions in the Bank Loan impose restrictions on Reis Services’s ability to, among other things:

▪	incur additional debt;

▪	amend its organizational documents;

▪	pay for public company costs;

▪	pay dividends and make distributions to the Company;

▪	redeem or repurchase outstanding equity;

▪	make certain investments;

▪	create certain liens;

▪	enter into transactions with stockholders and affiliates;

▪	undergo a change of control; and

▪	make certain fundamental changes, including engaging in a merger or consolidation.

The credit agreement also contains other customary covenants, including covenants which require Reis Services to meet specified financial ratios and financial tests. If Reis Services were not able to comply with these covenants in the future, the failure to do so may result in the declaration of an event of default and cause Reis Services to be unable to borrow on the $2,000,000 undrawn portion of the Bank Loan. Furthermore, certain events, such as the delisting of our common stock from a national stock exchange or the voluntary or involuntary filing by Reis under any bankruptcy, insolvency or similar law (which is not stayed or dismissed within certain time periods), will cause an event of default. In addition, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require Reis Services to pay all amounts outstanding. If an event of default occurs, Reis Services may not be able to cure it within any applicable cure period, if at all. If the maturity of this indebtedness is accelerated, Reis Services or Reis may not have sufficient funds available for repayment or may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.  In particular, the interest rate under the Bank Loan is significantly lower than the interest rate the Company would likely be able to obtain on new financing.  Furthermore, the Bank Loan is secured by Reis Services’s assets and, therefore, these assets would not be available to secure additional credit.

Our ability to use the net tax operating loss carryforwards of the historic Wellsford business will be subject to limitation and could be eliminated.

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

Moreover, if a corporation experiences an ownership change and does not satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that the corporation continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), it cannot, subject to certain exceptions, use any NOL from a pre-change period to offset taxable income in post-change years. Although there can be no assurance that this requirement was definitively met within the two-year period subsequent to the May 2007 Merger, with respect to the ownership change effected by the May 2007 Merger, our management believes there is a tax return basis for stating that the COBE requirements were met at December 31, 2008 and through May 31, 2009.

We have NOL carryforwards, for Federal income tax purposes, resulting from Wellsford’s merger with Value Property Trust in 1998 and operating losses in 2004, 2006 and 2007 (prior to the Merger). Assuming we are able to satisfy the COBE requirement described above, we expect that we could only potentially utilize approximately $31,300,000 of the remaining NOLs existing at December 31, 2009, based on the new $2,779,000 annual limitation and expirations. Approximately $4,100,000 of this amount will expire in 2010. The actual ability to utilize the tax benefit of any existing NOLs will be subject to future facts and circumstances with respect to meeting the above described COBE requirements at the time NOLs are being utilized on a tax return.  Realization of the Wellsford NOLs does not meet the criteria under GAAP for financial statement recognition, and accordingly, no asset and valuation allowance related thereto has been reflected in the Company’s consolidated financial statements.

Private Reis had NOL carryforwards aggregating approximately $6,000,000 at December 31, 2009, expiring in the years 2019 to 2026 and is not subject to an annual limitation. These losses may be utilized against consolidated taxable income, all of which amount is available for use for financial statement reporting purposes at December 31, 2009.  During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

Risk Factors Relating to Our Commercial Real Estate Information Services Business

A failure to attract and retain customers could harm our business.

We must acquire new customers and expand our business with our current customers in order to grow our business.  Our ability to grow our business will be adversely impacted to the extent that current customers reduce or discontinue the use of Reis SE, or if we are unable to convince prospective customers to subscribe to Reis SE.  This may occur due to budgetary constraints, particularly during the economic downturn that began in 2008, or if our product offering is less competitive with those of other companies in our industry.  In the latter part of 2008 and in 2009, we experienced an overall decrease in the total number of our customers due to slippage in our renewal rates primarily among smaller customers.  The number of customers was also impacted by the fact that we added a large number of these smaller customers in 2007 and historically our renewal rate for first year customers is significantly lower than for longer term customers.  There can be no assurance that we will be successful in continuing to acquire additional customers or expanding business from our existing customers.

Our revenues are concentrated among certain key customers.

Our commercial real estate information services business had approximately 670 customers at December 31, 2009. The largest customer accounted for 2.7% of Reis Services revenues for the year ended December 31, 2009.  If we were to experience a reduction or loss of business from a number of our largest customers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our financial condition, cash flows and profitability. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our customers and potential customers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

We have competition from (i) local companies that prepare commercial real estate research with respect to their specific geographic areas and (ii) national companies that prepare national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including the recently acquired Property and Portfolio Research), Real Capital Analytics, Torto Wheaton and LoopNet.  Some of our competitors, either alone or with affiliated entities, may have greater access to resources than we do. Competition could negatively impact our revenues and profitability.

We may not be able to grow revenue and increase profitability in our commercial real estate information services business.

Our revenue growth slowed during the latter part of 2008 and we experienced revenue declines in 2009.  We expect that our revenues will grow in the future and that we will increase our long term profitability; however, such expectations may not be realized.

During 2009, we were able to maintain our EBITDA (which is GAAP net income, before interest, taxes, depreciation and amortization) margins in the low to mid 40% range with modest declines in EBITDA of the Reis Services business.  This was achieved through cost control measures initiated in the fourth quarter of 2008 and in place throughout 2009.  We may incur additional expenses, such as marketing and product development expenses, with the expectation that it will result in revenue growth in the future; however, such additional expenses will likely result in reduced profitability or margins or negatively impact liquidity in the near term, and if not successful, may negatively impact liquidity in the long term.  There can be no assurance that we will be able to grow EBITDA and increase margins in the future.

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

Our business could be harmed if we are unable to maintain the integrity and reliability of our data and forecasts.

Our success depends on our customers’ confidence in the comprehensiveness, accuracy, and reliability of the data and forecasts we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, we depend to a large degree on information provided to us on a voluntary basis by third parties, including commercial real estate brokers, agents and property owners.  Further, data is susceptible to electronic malfeasance including theft, alteration, deletion, viruses and computer hackers. In addition, our reports and conference calls for customers may contain forecasts with respect to real estate trends.  Although our contracts contain language limiting our liability if any of our data or forecasts are inaccurate or are later not borne out by actual results, for any of the above reasons, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data and forecasts.

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

Our operations depend upon our ability to maintain and protect our computer systems, most of which are redundant and independent systems in separate locations. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, computer viruses, vandalism, fire, floods, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similarly damaging events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or block our ability to provide services, which could significantly impact our business.

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

As part of our customer registration process, our customers agree to receive emails and other communications from us. However, we may be subject to restrictions on our ability to communicate with customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by Federal and state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on our web site, the information or services we provide or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties or damage our reputation or could increase our costs or make our services less attractive.

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

We do not collect sales or other similar taxes in states other than New York. However, one or more states (other than New York) may seek to impose sales tax collection obligations on out-of-state companies, such as Reis, which engage in online commerce. A successful assertion that we should collect sales, use or other taxes on the sale of product or services into these states could subject us to liability for current or past taxes due, and could increase the effective price of our products and services, which could harm our business.

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

Risk Factors Relating to Our Residential Development Activities

Our remaining real estate assets may continue to decline in value.

The value of our real estate assets is subject to certain risks applicable to our assets and inherent in the real estate industry.  In addition, the ability for both developers and buyers to obtain credit remains challenging. Deteriorating market conditions, among other factors, resulted in Reis recording aggregate impairment charges of approximately $9,708,000 in December 2008, with respect to certain of the historic Wellsford real estate assets.  Future sales of real estate at prices lower than their estimated current value, or the failure to sell such assets at all, could cause further impairment charges to be recorded. These factors, which, if they persist, could have a material adverse effect on our business, results of operations and financial condition, include:

▪	further downturns in the national, regional and local economy where our property is located;

▪	macroeconomic, as well as specific regional and local market conditions;

▪	decreases in the availability of debt or other financing for potential purchasers of Reis’s remaining real estate assets;

▪	competition from other for-sale housing developments in the market where our property is located;

▪	local real estate market conditions, such as oversupply of, or reduction in demand for, residential homes;

▪	increased operating and construction costs, including insurance, utilities, building materials, labor and real estate taxes;

▪	increases in interest rates; and

▪	the cost of complying with environmental, zoning, and other laws.

Our development and construction activities expose us to risks associated with the sale of residential units.

We are exposed to risks associated with the sale of condominium units, single family homes or lots, which could have a material adverse effect on our business, results of operations and financial condition. These risks include dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us in a condominium and/or subdivision development, which may result in litigation costs, remediation costs or warranty expenses.

During 2008, we ceased further development at our East Lyme and Claverack projects, and we are marketing the assets as bulk sales of lots.  The determination to sell the East Lyme and Claverack projects in bulk dispositions, as a result of a prolonged period of negative market factors related to construction, development, financing or the inability to sell residential units (as described above), could result in additional write-downs and have an adverse effect on our results of operations, financial condition and cash flows.  Total assets of our residential development segment were approximately $5,013,000 at December 31, 2009, or 4.5% of consolidated assets at that date.  For comparison purposes, total assets of our residential development segment were approximately $10,408,000, or 8.6% of consolidated total assets at December 31, 2008.  On February 24, 2010, the Claverack property was sold.

Our plan to dispose of the East Lyme project is subject to significant uncertainties.  Many home builders, including large national and regional builders, have been disposing of their land assets at significant discounts and may be more willing to sell property at a substantial loss, because of the ability, in some cases, to use taxable losses to offset prior income.  The American Recovery and Reinvestment Act of 2009, or stimulus plan, provides for the carry back for these losses to be extended from two years to five years.  These tax benefits may further depress prices for land.

The market for residential real estate is highly competitive.

We compete with both smaller local builders and large homebuilding companies. Large homebuilding companies may have substantially greater financial, marketing and sales resources than we do. The consolidation of some homebuilding companies may create additional competitors that could also have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business.

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

We are subject to various Federal, state, and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property, or to borrow funds using that property as collateral. Costs associated with the foregoing could be substantial and in extreme cases could exceed the value of the contaminated property. Environmental claims are generally not covered by our insurance programs.

The particular environmental laws that apply to any given homebuilding site vary according to the site’s location, its environmental condition, and the present and former uses of the site, as well as those of adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. The one environmental condition affecting our properties of which we are aware relates to a portion of the East Lyme project. This land requires remediation of pesticides used on the property when it was an apple orchard at a cost of approximately $1,000,000. Remediation costs were considered in the value of the property and is recognized as a liability at December 31, 2009 and  2008.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company, through our Residential Development Activities segment, owned the following projects at December 31, 2009:

		Number of Lots/Homes Zoned	Remaining Lots/Homes Unsold
	Year Acquired				Encumbrance at December 31,
Property/Location				Type	2009 (A)	2008 (A)

East Lyme, CT
The Orchards (B)	2004	101	62	Single family homes and lots	$—	$5,077,000
East Lyme Land (C)	2005	60	60	Single family home lots	—	—
The Stewardship / Claverack, NY(D)	2004	48	48	Single family home lots	—	—

(A)
The real estate is debt free at December 31, 2009.  For a description of encumbrances at December 31, 2008, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Residential Development Debt.”

(B)	At December 31, 2009, 39 homes and lots were sold (28 homes and 11 lots). The remaining inventory included one home, two improved lots and 59 fully improved lots. Home sales commenced in June 2006.
(C)	East Lyme Land is contiguous to The Orchards, and is comprised of 60 fully approved lots.
(D)	Construction of two model homes and other structures benefitting the development were completed in 2008. On February 24, 2010, this property was sold.

The Company leases approximately 33,500 square feet of space in New York, New York, for its principal executive offices, under a lease expiring in 2016.

Item 3.  Legal Proceedings.

Neither the Company nor any of its properties are subject to any material litigation.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the Nasdaq Global Market under the symbol “REIS”.  As of December 31, 2009, there were approximately 375 holders of record of our common stock. This number does not reflect beneficial holders of our common stock through accounts maintained at participants in The Depository Trust Company.

The high and low closing sales prices per share for our common stock for each quarter in the years ended December 31, 2009 and 2008 are as follows:

	2009		2008
Quarter	High	Low	High	Low

First	$5.00	$2.69	$7.30	$4.54
Second	$4.99	$3.15	$6.21	$4.85
Third	$6.01	$3.92	$7.87	$4.44
Fourth	$6.75	$5.49	$6.00	$3.27

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2004 through December 31, 2009, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index.  Reis has not identified a peer group, due to the limited number of issuers in businesses similar to ours.  Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2004, and (2) reinvestment of dividends, which in the case of Reis includes a December 14, 2005 distribution of $14.00 per share. The total return for Reis common stock from December 31, 2004 to December 31, 2009 was a gain of approximately 42.2% versus gains of approximately 2.7% for the Russell 2000 and 2.1% for the S&P 500.

Dividends

The Company did not declare or distribute any dividends during 2009 or 2008.

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

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  Purchases under the program may be made from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded with prior notice.  The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”  During the fourth quarter of 2009, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2009 to October 31, 2009	10,831	$5.76	10,831	$235,000
November 1, 2009 to November 30, 2009	4,782	$6.19	4,782	$205,000
December 1, 2009 to December 31, 2009	4,745	$6.28	4,745	$176,000

From January 1, 2010 through March 10, 2010, the Company purchased an additional 20,945 shares of common stock at an average price of $6.16 per share.  From the inception of the share repurchase program in December 2008 through March 10, 2010, the Company purchased an aggregate of 683,789 shares of common stock at an average price of $4.32 per share, for an aggregate of approximately $2,953,000 (leaving approximately $47,000 that may be used to purchase additional shares under the program).  The Company has repurchased approximately 6.2% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

Other Security Information

For additional information concerning the Company’s capitalization, see Note 10 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of those common shares of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2009 were held by non-affiliates except for shares held by directors and officers of the Company.  However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.  For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.  Selected Financial Data.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information otherwise called for under this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Organization and Business

Reis, Inc., which we refer to as either the Company or Reis, is a Maryland corporation. The Company’s primary business is providing commercial real estate market information and analytical tools for its customers, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

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

Reis’s flagship product is Reis SE, which provides online access via a web browser to commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009 and sold its Claverack, New York project in February 2010.  In addition, the Company ceased building new homes in 2008 and is seeking to exit the residential development business by selling its East Lyme, Connecticut project in bulk, in order to focus solely on the Reis Services business.

Residential Development Activities

At December 31, 2009, the Company’s residential development activities were comprised of the following:

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme. Sales commenced in June 2006 and an aggregate of 39 homes and lots (28 homes and 11 lots) were sold as of December 31, 2009.  At December 31, 2009, the remaining inventory included one home, two improved lots and 119 fully approved lots.

▪
The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres and includes two model homes and substantially completed infrastructure and amenities, which we refer to as Claverack.  On February 24, 2010, this property was sold.

The Company is working with local and regional brokers related to the East Lyme bulk sale initiative.  There can be no assurance that the Company will be able to sell the home in inventory, or any or all of the remaining lots, individually or in bulk, at acceptable prices, or within a specific time period, or at all.  None of the Company’s remaining real estate assets is encumbered by debt.

Unsolicited Offers and Board Rejections

On June 5, 2008, CoStar made an initial, non-public, unsolicited offer to acquire the Company for $8.75 per share in cash, which was rejected by the Board on June 30, 2008.  On August 13, 2008, the Board rejected a second unsolicited proposal by CoStar, which it made public, to acquire the Company for the same $8.75 per share price.  In the view of the Board, the price offered in the CoStar proposals was inadequate as it was below the long-term value Reis could realize for its stockholders by the pursuit of its business as an independent entity and the continued disposition of its real estate assets, or by an organized sale of the Company.  On October 30, 2008, CoStar publicly announced on its quarterly conference call that it was formally withdrawing its offer.

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

Intangible Assets, Amortization and Impairment

Web Site Development Costs

The Company expenses all internet web site costs incurred during the preliminary project stage.  Thereafter, all direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years.  The value ascribed to the web site development intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three years.  Amortization of all capitalized web site development costs is charged to product development expense.

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

Goodwill and Intangible Assets Impairment

Goodwill is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are based upon a number of estimates and assumptions.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed to be impaired.  If the fair value of the reporting unit is less than its carrying value, a second step is required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. There was no goodwill impairment identified in 2009 or 2008.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.  In addition, the carrying amount of amortizable intangible assets are reviewed annually for impairment.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired.  An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.  There was no intangible asset impairment identified in 2009 or 2008.

Goodwill and a major portion of the other intangible assets recorded at the time of the Merger are not deductible for income tax purposes, as a result of the tax treatment of the Merger.

Real Estate and Impairment

Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period.  Ordinary repairs, maintenance and project operating costs are expensed as incurred.

The Company has historically reviewed its real estate assets for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment.  If estimated cash flows on an undiscounted basis are insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value is recognized. The Company recorded impairment charges aggregating approximately $9,708,000 in December 2008, which is reflected as a component of cost of sales on the statements of operations.  No impairment charges were recorded during 2009 related to the Company’s real estate assets.

The Company’s operations relating to the sale of its remaining residential developments have been negatively impacted by the national, regional and local market conditions.  The timing of future sales by the Company could be adversely impacted by the availability of credit to potential buyers. Further deterioration in market conditions, or other factors, may result in additional impairment charges in future periods.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 36 months. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.  Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.  Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

Sales of real estate assets, including condominium units, single family homes and sales of lots individually or in bulk are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method was not used for recording sales on condominium units as down payments were nominal and collectability of the sales price from such a deposit was not reasonably assured until closing.

Interest revenue is recorded on an accrual basis.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting basis and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

The Company evaluates its tax positions in accordance with applicable current accounting literature. Recognition of uncertain tax positions (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained or there is a satisfactory resolution of the tax position.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business.  These metrics are revenue, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) and EBITDA margin.  Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of GAAP net income (loss) to EBITDA for the Reis Services segment and to Adjusted EBITDA on a consolidated basis for each of the periods presented here, see below).

(amounts in thousands, excluding percentages)
	For the Three Months Ended December 31,
				Percentage (Decrease)
	2009	2008	(Decrease)

Revenue	$5,827	$6,411	$(584)	(9.1%)
EBITDA	$2,379	$3,026	$(647)	(21.4%)
EBITDA margin	40.8%	47.2%

	For the Three Months Ended			Percentage Increase (Decrease)
	December 31, 2009	September 30, 2009	Increase (Decrease)

Revenue	$5,827	$5,801	$26	0.4%
EBITDA	$2,379	$2,586	$(207)	(8.0%)
EBITDA margin	40.8%	44.6%

	For the Years Ended December 31,
				Percentage (Decrease)
	2009	2008	(Decrease)

Revenue	$23,892	$25,851	$(1,959)	(7.6%)
EBITDA	$10,721	$11,541	$(820)	(7.1%)
EBITDA margin	44.9%	44.6%

Reis Services’s revenue and EBITDA decreased by approximately $584,000 and $647,000, respectively, from the fourth quarter of 2008 to the fourth quarter of 2009.  For the year ended December 31, 2009, EBITDA decreased $820,000, primarily as a result of a revenue reduction between the two periods of $1,959,000.  The $207,000 decline in EBITDA in consecutive quarters (third quarter 2009 to fourth quarter 2009) is primarily the result of an increase in sales and marketing expenses between the two periods as a result of an increase in commissions and bonuses earned from sales in the fourth quarter.  However, even with the reported declines in

EBITDA, we have been able to maintain our EBITDA margins in excess of 40% through the significant cost control measures initiated in the fourth quarter of 2008 and in place during the 2009 periods.

The fourth quarter of 2009 was the Company’s best quarter for contracts signed since the fourth quarter of 2007. These contracts represent the dollar value of subscriptions for the first 12 months of each contract.  Generally, contracts will be turned into revenue over the following 12 months. The impact of fourth quarter 2009 contracts on revenue in the fourth quarter was minimal.

The net effect of price increases and decreases on renewals negatively impacted full year 2009 revenue.  Beginning in September 2008, contract price increases on renewals were constrained due to usage reductions at certain customers as well as budgetary pressures, predominantly among customers in the banking industry.  Our pricing model is based on actual and projected usage; we believe it is generally not as susceptible to downturns and personnel reductions at our customers as a model based upon individual user licenses.  We generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations.  However, we have been and we may in the future be impacted by consolidation among our customers and potential customers, or in the event that customers enter bankruptcy or otherwise go out of business.

The revenue decreases referred to above are driven by the cumulative impact of declines in Reis Services’s renewal rates over the past 18 months. Our overall renewal rate was 86% for the year ended December 31, 2009, up from 83% for the twelve months ended September 30, 2009 and approaching the overall renewal rate of 88% for the year ended December 31, 2008.  The increase in the trailing twelve month renewal rate was driven by an increase in the quarterly renewal rate, which improved from 80% overall and 83% for institutional customers in the second quarter of 2009 to 88% overall and 89% for institutional customers in the third quarter of 2009 and further improved in the fourth quarter of 2009 to 89% overall and 90% for institutional customers.  This consecutive quarter over quarter increase in renewal rates was the first such increase since the beginning of the market downturn in 2008.  As noted above, there is a delay between these positive changes in renewal rates and contract signings and the recognition of revenue from those contracts in Reis Services’s statements of operations.

As stated above, the fourth quarter of 2009 was the Company’s strongest quarter for contract signings since 2007.  Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.  Therefore, increases in the dollar volume of new contracts will not translate immediately into equivalent increases in revenue.  Similarly it took four quarters to realize the full impact of contract declines on revenue.  See the Summarized Consolidated Quarterly Information in Note 13 of the accompanying consolidated financial statements for the trajectory of revenue over the past two years.  The revenue decline appears to have stabilized in the fourth quarter of 2009 as compared to the third quarter of 2009 as revenue increased a modest $26,000.  Continued growth in contracts, like that experienced in the fourth quarter 2009, would result in a return to revenue growth within the next few quarters.

During the year ended December 31, 2009, our bad debt expense aggregated $52,000, or only 0.2% of 2009 annual revenue.

Deferred revenue as reported of approximately $12,193,000 at December 31, 2009, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our customers related to services the Company will provide in the future.  It does not include an additional approximately $7,562,000 of revenue under non-cancellable contracts for which the Company does not yet have the contractual right to bill at December 31, 2009, but will be billed primarily over the next twelve months.

No individual customer accounted for more than 2.7% and 2.4% of Reis Services’s revenue for the years ended December 31, 2009 and 2008, respectively.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, impairment losses on real estate assets and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for impairment losses on real estate assets and stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider these measures in isolation or as substitutes for net income (loss), operating income (loss), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income (loss), follow for each identified period:

(amounts in thousands)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$358
Income tax (benefit)			(507)
Income (loss) before income taxes	$1,020	$(1,169)	(149)
Add back:
Depreciation and amortization expense	1,250	9	1,259
Interest expense (income), net	109	(13)	96
EBITDA	2,379	(1,173)	1,206
Add back:
Stock based compensation expense, net	—	357	357
Adjusted EBITDA	$2,379	$(816)	$1,563

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$1,004
Income tax expense			6
Income (loss) before income taxes	$5,397	$(4,387)	1,010
Add back:
Depreciation and amortization expense	4,916	69	4,985
Interest expense (income), net	408	(31)	377
EBITDA	10,721	(4,349)	6,372
Add back:
Stock based compensation expense, net	—	1,570	1,570
Adjusted EBITDA	$10,721	$(2,779)	$7,942

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(8,743)
Income tax (benefit)			(243)
Income (loss) before income taxes	$1,593	$(10,579)	(8,986)
Add back:
Depreciation and amortization expense	1,192	31	1,223
Interest expense (income), net	241	6	247
EBITDA	3,026	(10,542)	(7,516)
Add back:
Impairment loss on real estate assets	—	9,708	9,708
Stock based compensation expense, net	—	154	154
Adjusted EBITDA	$3,026	$(680)	$2,346

(amounts in thousands)
Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2008	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(7,480)
Income tax (benefit)			(1,108)
Income (loss) before income taxes	$5,938	$(14,526)	(8,588)
Add back:
Depreciation and amortization expense	4,500	213	4,713
Interest expense (income), net	1,103	(485)	618
EBITDA	11,541	(14,798)	(3,257)
Add back:
Impairment loss on real estate assets	—	9,708	9,708
Stock based compensation expense, net	—	1,041	1,041
Adjusted EBITDA	$11,541	$(4,049)	$7,492

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(162)
Income tax (benefit)			(70)
Income (loss) before income taxes	$1,263	$(1,495)	(232)
Add back:
Depreciation and amortization expense	1,217	8	1,225
Interest expense (income), net	106	(8)	98
EBITDA	2,586	(1,495)	1,091
Add back:
Stock based compensation expense, net	—	559	559
Adjusted EBITDA	$2,586	$(936)	$1,650

*	Includes Gold Peak, East Lyme, Claverack, the Company’s other developments and corporate level income and expenses.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2009 and 2008

Subscription revenues and related cost of sales were approximately $23,892,000 and $5,568,000, respectively, for the year ended December 31, 2009, resulting in a gross profit for the Reis Services segment of approximately $18,324,000.  Amortization expense included in cost of sales for the database intangible asset was approximately $2,172,000 during this period. Subscription revenues and related cost of sales were approximately $25,851,000 and $5,474,000, respectively, for the year ended December 31, 2008, resulting in a gross profit for the Reis Services segment of approximately $20,377,000. Amortization expense included in cost of sales for the database intangible asset was approximately $1,918,000 during this period.  See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $7,059,000 and $4,987,000, respectively, for the year ended December 31, 2009 with respect to the sale of the remaining 20 condominium units at the Gold Peak development, thereby completing our sales activity for that project, and six East Lyme sales (three homes and three lots). Revenue and cost of sales of residential units were approximately $21,769,000 and $18,253,000, respectively, for the year ended December 31, 2008 with respect to the sale of 54 condominium units at the Gold Peak development and six homes and eight lots at East Lyme during the 2008 period.  Sales of our residential units declined due to (i) the completion of sales at Gold Peak, (ii) depressed conditions generally and in our markets specifically, relating to sales of residential properties and (iii) our determination to cease building homes in 2008 which not only reduces the number of sales but leads to lower sales prices and related cost of sales  (the sales prices for lots are substantially lower than those for completed homes).  The Company recorded impairment charges aggregating approximately $9,708,000 in December 2008, which is reflected as a component of cost of sales on the statements of operations.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.

Sales and marketing expenses and product development expenses were approximately $5,306,000 and $1,818,000, respectively, for the year ended December 31, 2009 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) was approximately $1,008,000 and $990,000, respectively, during this period. Sales and marketing expenses and product development expenses were approximately $5,140,000 and $1,908,000, respectively, for the year ended December 31, 2008. Amortization expense included in sales and marketing expenses and product development expenses was approximately $1,016,000 and $778,000, respectively during this period.  The increase in sales and marketing expense in the current period primarily reflects the effect of additional incentive compensation primarily driven by the strong sales performance in the fourth quarter of 2009.  The reduction in product development expenses is the result of company-wide cost cutting measures in 2009.

Property operating expenses were $771,000 and $1,167,000 for the year ended December 31, 2009 and 2008, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  These costs decreased as a result of the Gold Peak sell out in September 2009 and the efforts to reduce operating costs at our other projects in anticipation of selling them in bulk transactions.

General and administrative expenses of $11,215,000 for the year ended December 31, 2009 include current period expenses of $8,830,000, depreciation and amortization expense of $815,000 for lease value and furniture, fixtures and equipment, and approximately $1,570,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $1,431,000 and (ii) additional expense of approximately $139,000 from the increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $6.15 per share at December 31, 2009.  General and administrative expenses of $13,963,000 for the year ended December 31, 2008 include current period expenses of $12,426,000, depreciation and amortization expense of $1,002,000 for lease value and furniture, fixtures and equipment, and approximately $1,041,000 of net non-cash compensation expense, offset by the reversal of $506,000 of previously reserved unrecognized tax benefits. The net non-cash compensation expense is comprised of (i) compensation expense resulting from equity awards for employees and directors of approximately $1,457,000, offset by (ii) an approximate $416,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $7.68 per share at December 31, 2007 to $5.00 per share at December 31, 2008 and options settled at an amount less than $7.68 per share during the period.  Also included in the year ended December 31, 2008 is approximately $566,000 of legal and investment banking fees incurred with regards to assessing and responding to the unsolicited offers to acquire Reis and assessing strategic alternatives.  Excluding the non-cash items, the reduction in general and administrative expenses is a result of concerted efforts to reduce public company and other administrative costs, a reduction in staffing for management and accounting personnel who supported the Residential Development Activities segment, but for which the costs were not allocable to that segment, the termination of the lease for the Wellsford corporate office space in the third quarter of 2008 and other cost saving measures.

Interest and other income was $316,000 and $587,000 for the year ended December 31, 2009 and 2008, respectively, and primarily reflects interest earned on cash.  Interest rates in the 2009 period were significantly lower than in the 2008 period.

Interest expense of $592,000 for the year ended December 31, 2009 includes interest and cost amortization on the Bank Loan of $524,000, non-capitalized interest relating to residential development activities of $40,000 and interest from other debt of $28,000.  Interest expense of $1,182,000 for the year ended December 31, 2008 includes interest and cost amortization on the Bank Loan of $1,275,000, non-capitalized interest from residential development activities of $111,000, interest from other debt of $38,000, and a decrease in the fair value of the interest rate cap for the Bank Loan of $19,000, offset by the effect of the capitalization of interest of $261,000 from the Bank Loan to residential developments in accordance with existing accounting rules.  The decreases in interest expense resulted from substantially lower interest rates, as well as substantial reductions (in the case of the Bank Loan) or eliminations (in the case of our residential property development debt) in the principal amount of outstanding debt obligations.

The income tax expense for the year ended December 31, 2009 of $6,000 results from current state and local taxes of $31,000, offset by a net current Federal alternative minimum tax (“AMT”) benefit of $25,000.  The income tax benefit during the year ended December 31, 2008 of $1,108,000 results from a change in estimate of NOLs allocable for income tax purposes to the fiscal 2007 period subsequent to the Merger of $1,165,000 and deferred Federal and state tax credits of $82,000, offset by current state and local taxes of $49,000 and current Federal AMT of $90,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $67,000 at December 31, 2009 and 2008 and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and NOL carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

Private Reis had NOL carryforwards aggregating approximately $6,000,000 at December 31, 2009, expiring in the years 2019 to 2026 and is not subject to an annual limitation. These losses may be utilized against consolidated taxable income, all of which amounts are available for use for financial statement reporting purposes at December 31, 2009.  During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

The Company separately has NOLs which resulted from the Company’s merger with Value Property Trust (“VLP”) in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the “Code”). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation of $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $31,300,000 of these remaining NOLs at December 31, 2009. Of such amount, approximately $4,100,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change.  Although the Company believes there is a basis for concluding that the COBE requirements were met at December 31, 2008 and through May 31, 2009, management concluded that the Company could not meet the more-likely-than-not criteria for recognizing a deferred tax asset relating to such losses for GAAP accounting purposes.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 and $9,205,000 at December 31, 2009 and 2008, respectively, was necessary. The allowances at December 31, 2009 and 2008 relate primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.   The decrease in the allowance in 2009 is attributable to the change in the estimate of the realization of the real estate asset basis differences.  The allowance was reduced significantly at December 31, 2008, as a result of the above described determination that the more-likely-than-not criteria could not be met with respect to all of the Wellsford NOLs existing at the time of the Merger.  In addition, approximately $17,300,000 of the Wellsford NOLs expired during 2008.  Together, these resulted in a $13,152,000 reduction in the NOL asset and the previously established allowance related thereto during 2008.

The Company’s reserve for unrecognized tax benefits was approximately $435,000 and $510,000 at December 31, 2009 and 2008, respectively.  The reductions in 2009 and 2008 result from a resolution of unrecognized tax benefits (one in 2009 and two in 2008), offset by interest accruals on other unrecognized items.  Interest and penalties related to these tax provisions were primarily included in general and administrative expenses and approximated $80,000 at December 31, 2009 and 2008.

Liquidity and Capital Resources

At December 31, 2009, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancements of the web site and databases; the current portion of long-term debt (including scheduled principal payments of approximately $4,333,000 on the Bank Loan, payable by December 31, 2010 and other expected additional principal payments of $3,600,000 to be made in 2010 as discussed under “ — Reis Services Bank Loan” below); operating and capital leases; warranty costs related to construction; development costs; other capital expenditures; potential settlement of certain outstanding stock options in cash (the liability for which was approximately $126,000 at December 31, 2009 based upon the closing stock price of the Company at December 31, 2009 of $6.15 per share); and repurchases of additional shares of Reis common stock (at December 31, 2009, approximately $176,000 remained available to be purchased under our current authorization, of which approximately $129,000 has been utilized to repurchase shares through March 10, 2010).  The Company expects to meet these short-term liquidity requirements generally through the use of available cash, cash generated from the operations of Reis Services, sales of the Company’s remaining real estate assets (including sales of the remaining single family home and lots) either individually or in bulk transactions (approximately $2,187,000 was received from the February 24, 2010 sale of the Company’s Claverack project), releases from property-related escrow reserves and accounts and interest revenue.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web site and databases; the non-current portion of long-term debt; operating and capital leases and other capital expenditures.  The Company expects to meet these long-term liquidity requirements generally through the use of available cash, cash generated from the operations of Reis Services, sales of the Company’s remaining real estate assets (including sales of the remaining single family home and lots) either individually or in bulk transactions (to the extent that any remain unsold after 2010), releases from escrow reserves and accounts, repayment of the Claverack mortgage receivable and interest revenue.

Cash and cash equivalents aggregated approximately $22,735,000 at December 31, 2009, including approximately $15,629,000 in the Reis Services segment. Management considers such amounts to be adequate and expects it to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms at both the Reis Services segment and on a consolidated basis.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services. The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services.  The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  The balance of the Bank Loan was approximately $19,250,000 and $22,750,000  at December 31, 2009 and 2008, respectively.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement.  No additional payments were required during 2009 or 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at December 31, 2009 and 2008 (LIBOR was 0.23% and 0.44% at December 31, 2009 and 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at December 31, 2009 and 2008.  A decrease in the fair value of approximately $19,000 was recorded as interest expense during the year ended December 31, 2008.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management expects that by March 31, 2010 an additional payment of approximately $3,000,000 will be made in addition to the contractual minimum repayment of $1,000,000 due at that time.  In addition, the Company may prepay an additional $600,000 by December 31, 2010 and these additional payments have been reflected as a current liability in the consolidated balance sheets.  The Company intends to fund these additional payments from cash on hand, or cash generated from the operations of Reis Services.  All of these prepayments will ratably reduce Reis Services’s future contractual minimum payments through maturity.

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

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit and in April 2009, posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000.  In June 2009, the municipality reduced the letter of credit requirement from $1,750,000 to $1,000,000 and in July 2009, further reduced the requirement to $450,000, at which times, the cash collateral requirement was reduced in a corresponding amount (with the excess cash being released to the Company).  The Company continues to work with the municipality to further reduce other bonding and escrow requirements.  There can be no assurance that the Company will be able to successfully have these amounts reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit in April 2009, all of the Company’s remaining residential real estate is unencumbered by debt.

In April 2005, the Company obtained revolving development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000, which we refer to as the Gold Peak Construction Loan. The Gold Peak Construction Loan bore interest at LIBOR + 1.65% per annum, was set to mature in November 2009 and had additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occurred as costs were expended and principal repayments were made as units were sold. In August 2008, the Gold Peak Construction Loan was retired.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2009:

(amounts in thousands)
	Payments Due
	For the Years Ended December 31,
Contractual Obligations	2010	2011 and 2012	2013 and 2014	Thereafter	Aggregate

Principal payments for all debt obligations(A)(B)	$8,389	$11,555	$—	$—	$19,944
Future minimum lease payments	1,385	2,855	2,970	2,694	9,904
Total contractual obligations	$9,774	$14,410	$2,970	$2,694	$29,848

(A)	Includes interest at applicable spreads to LIBOR, utilizing LIBOR of 0.23%, which was the 30 day rate at December 31, 2009.
(B)	Principal and interest repayments are $5,766 and $5,789 for the years ended December 31, 2011 and 2012, respectively.

Other Items Impacting Liquidity

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

Home sales at East Lyme commenced in June 2006. At December 31, 2009, there was one home, two improved lots and 119 fully approved lots in inventory. The following table provides information regarding East Lyme sales:

	For the Years Ended December 31,		Project Total Through December 31, 2009
	2009	2008

Number of homes and lots sold	6	14	39
Gross sales proceeds	$2,087,000	$5,300,000	$20,774,000

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the December 31, 2009 and 2008 balance sheets. This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place). In December 2008, the Company recorded impairment charges aggregating approximately $6,999,000 related to East Lyme and the East Lyme Land.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.  The December 2008 impairment charges also reflected a change in intent and a lowering of management’s expectations of sales prices as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots.  Further deterioration in market conditions or other factors may result in additional impairment charges in future periods.

The Company is actively working with a broker to sell the one home and two improved lots individually and to sell the 119 fully approved lots in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the remaining home and two improved lots individually or the 119 fully approved lots in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

Claverack

As of December 31, 2009, the Company owned approximately 235 acres in Claverack, New York, known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008.

In December 2008, the Company recorded an impairment charge of approximately $2,709,000 for the Claverack project.  The December 2008 impairment charge was, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future. This charge also reflects a change in intent to sell the project in a single transaction and a lowering of management’s expectations of sales prices as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots.

On February 24, 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations.  Net cash received at closing, after expenses, aggregated approximately $2,187,000.  The remaining $450,000 of the purchase price will be payable by the purchaser in one year (or earlier if the road bond is released) and is secured by the outstanding road bond and a mortgage on the property.  As a result of this transaction, the Company expects to record a gain of approximately $150,000 in the first quarter of 2010.

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park.  The following table provides information regarding Gold Peak sales:

	For the Years Ended December 31,		Project Total Through December 31, 2009
	2009	2008

Number of units sold	20	54	259
Gross sales proceeds	$4,973,000	$16,469,000	$77,410,000

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  Purchases under the program may be made from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During 2009, the Company purchased an aggregate of 660,444 shares of common stock at an average price of $4.26 per share.  From the inception of the share repurchase program in December 2008 through March 10, 2010, the Company purchased an aggregate of 683,789 shares of common stock at an average price of $4.32 per share, for an aggregate of approximately $2,953,000 (leaving approximately $47,000 that may be used to purchase additional shares under the program). The Company has repurchased approximately 6.2% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.  During 2008, no repurchases were made prior to December 15, 2008.

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

The Company accrues a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award.  This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) the changes in the market price of the Company’s common stock.  Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of operations.  At December 31, 2009, of the 473,620 outstanding options, 88,620 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder.  At December 31, 2008, of the 528,473 outstanding options, 136,473 options were accounted for as a liability award.

At December 31, 2009, the option liability was approximately $126,000 based upon the difference in the closing stock price of the Company at December 31, 2009 of $6.15 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  At December 31, 2008, the option liability was approximately $56,000 based upon the difference in the closing price of the Company at December 31, 2008 of $5.00 per share and the individual exercise prices of the outstanding 101,025 “in-the-money” options that were accounted for as a liability award at that date.  The Company recorded compensation expense of approximately $139,000 and a compensation benefit of approximately $416,000  for the years ended December 31, 2009 and 2008, respectively, in general and administrative expenses in the statements of operations.

An aggregate of 8,862 options and 22,155 options were settled with net cash payments aggregating approximately $14,000 and $55,000 during the years ended December 31, 2009 and 2008, respectively.

The liability for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) the changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.  During December 2010, an aggregate of 17,724 options accounted for as liability awards expire.

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The continuing volatility and uncertainty in the U.S. and global economy, including the credit markets and real estate markets, has continued to affect renewal rates, with the greatest impact on the Company being felt since the beginning of the fourth quarter of 2008 and continuing into 2009.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were customers of the Company), the Company has been negatively impacted as exhibited by our overall renewal rate.  Although our overall annual renewal rate declined to 86% for the year ended December 31, 2009, as compared to 88% for the year ended December 31, 2008, there has been significant recent improvement in the quarterly renewal rate - third and fourth quarter renewal rates for 2009 were 88% and 89% overall, respectively.

To date, the Company mitigates market pressures by continuing to add new customers, selling new products (such as our tertiary apartment, office and retail markets, rolled out in 2007, 2008 and 2009, respectively) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, we generally experienced stable or only moderately lower demand for our market information and an increase in demand for our portfolio products, despite (or in many cases, because of) decreased transaction volumes, as investors placed greater emphasis on assessing portfolio risk.  We cannot assure you that the level of demand for Reis Services’s products will be sustained or increase during 2010 or in the future.

Home and Lot Sales

The Company’s operations relating to residential development and the sale of homes and lots have been negatively impacted by poor national, regional and local market conditions where the Company owns property.  Illiquidity in the residential mortgage and construction/development loan markets has negatively impacted our marketing efforts and the ability of buyers to afford and/or finance the purchase of lots, either individually or in bulk, or homes in inventory, causing us to offer increased concessions and/or sale price reductions. The number and timing of future sales by the Company could be adversely impacted by the lack of availability of credit to potential buyers and, in the case of individual buyers, the inability to sell their existing homes.  However, during September 2009, the Company completed sales at its Gold Peak project, and only one home and two improved lots remain in inventory at the East Lyme project at December 31, 2009.  On February 24, 2010, the Claverack project was sold.  We intend to sell the remaining 119 East Lyme lots in one or more bulk transactions.

Changes in Cash Flows

Comparison of Cash Flows for the Years Ended December 31, 2009 and 2008

Cash flows for the years ended December 31, 2009 and 2008 are summarized as follows:

	For the Year Ended December 31,
	2009	2008

Net cash provided by operating activities	$11,638,181	$15,276,916
Net cash (used in) investing activities	(1,437,633)	(4,318,360)
Net cash (used in) financing activities	(11,617,028)	(10,045,326)
Net (decrease) increase in cash and cash equivalents	$(1,416,480)	$913,230

Cash flows from operating activities decreased $3,639,000 from $15,277,000 provided in the 2008 period to $11,638,000 provided in the 2009 period. The significant components of this decrease related to a reduction in the cash provided by sales of the Company’s real estate assets, which in 2008, included 54 Gold Peak condominium units and six homes and eight lots at our East Lyme project, whereas in the 2009 period, the Company’s Gold Peak project sold out its remaining 20 units in inventory and the East Lyme project only produced three home and three lot sales.  Cash flows from operating activities of the Reis Services segment decreased $1,335,000 from $10,578,000 provided in the 2008 period to $9,243,000 primarily due to an increase in accounts receivables at December 31, 2009, as compared to December 31, 2008 driven by increased contract bookings and the timing of invoicing of customers.

Cash flows used in investing activities decreased $2,880,000 from $4,318,000 used in the 2008 period to $1,438,000 used in the 2009 period.  This change primarily resulted from a reduction in cash used in the 2009 period as compared to the 2008 period for additional investments in other real estate assets of $2,545,000, a reduction in cash used for furniture, fixture and equipment additions of $159,000, a reduction in web site and database development cost of $96,000 and the receipt of proceeds from the sale of the underlying investment in a consolidated variable interest entity in December of 2009 of $332,000, offset by a return of capital from a joint venture in 2008 of $229,000 and proceeds from the 2008 sale of furniture, fixtures and equipment of $21,000.

Cash flows used in financing activities increased $1,572,000 from $10,045,000 used in the 2008 period to $11,617,000 used in the 2009 period primarily from the net effect of borrowings and repayments, as well as repurchases of the Company’s common stock. Borrowings on the East Lyme and Gold Peak construction loans aggregated $5,169,000 during the 2008 period, with no borrowings during the 2009 period.  During the 2009 period, approximately $5,077,000 was repaid on the East Lyme Construction Loan to retire this debt.  During the 2008 period, approximately $8,313,000 was repaid on the Gold Peak Construction Loan from unit sales to retire this debt and $5,162,000 was repaid on the East Lyme Construction Loan, primarily from six home and eight lot sales.  During the 2009 period, $3,500,000 was repaid on the Bank Loan whereas $1,500,000 was repaid in the 2008 period, all of which were scheduled repayments.  Other debt repayments in the 2009 period in excess of payments in the 2008 period aggregated $13,000. Payments for option cancellations and restricted stock units were approximately $35,000 in the 2009 period, as compared to $55,000 in the 2008 period.  In December 2008, the Company repurchased 2,400 shares of its outstanding common stock for $9,000, and the Company repurchased 660,444 shares of its outstanding common stock for $2,816,000 in the 2009 period.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk exposure has been to changes in interest rates. This risk is generally managed by limiting the Company’s financing exposures, to the extent possible, by purchasing interest rate caps when deemed appropriate.

At December 31, 2009, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expires in June 2010. The following tables present the effect of a 1% increase in the applicable base rates of variable rate debt at December 31, 2009 and 2008, respectively:

(amounts in thousands)	Balance at December 31, 2009	Notional Amount at December 31, 2009	LIBOR Cap	LIBOR at December 31, 2009	Additional Interest Incurred

Variable rate debt with interest rate caps:
Bank Loan	$19,250	$15,000	5.50%	0.23%	$193	(A)

	Balance at December 31, 2008	Notional Amount at December 31, 2008	LIBOR Cap	LIBOR at December 31, 2008	Additional Interest Incurred
Variable rate debt:
With interest rate caps:
Bank Loan	$22,750	$15,000	5.5%	0.44%	$228	(A)
Without interest rate caps:
East Lyme Construction Loan	5,077	$—	N/A	0.44%	51	(A)
	$27,827				$279

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

Although the interest rate cap expires in June 2010, our interest rate exposure will diminish significantly as a result of increased scheduled principal repayments during 2010 of approximately $4,333,000 and other expected additional principal payments of $3,600,000, which would reduce the Bank Loan balance to approximately $11,317,000 at December 31, 2010.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2009 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.”  Based upon this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective in accordance with those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III Item 10. Directors, Executive Officers and Corporate Governance. The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

Jeffrey H. Lynford	62	Chairman of the Board and Director**
Lloyd Lynford	54	Chief Executive Officer, President and Director**
Jonathan Garfield	53	Executive Vice President and Director***
Mark P. Cantaluppi	39	Vice President, Chief Financial Officer
William Sander	42	Chief Operating Officer, Reis Services
Michael J. Del Giudice	67	Director*
Meyer S. Frucher	63	Director***
Edward Lowenthal	65	Director*
M. Christian Mitchell	55	Director**

*	Term expires during 2010.
**	Term expires during 2011.
***	Term expires during 2012.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference.

PART IV Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

(a)	(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement filed on May 30, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-32445) filed on July 30, 1997)
3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006)
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007)
3.4	Articles Supplementary (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 30, 2008)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2008)
4.1	The rights of the Company’s equity security holders are defined in Articles V and VI of Exhibit 3.1 above.
4.2	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on November 29, 2007)
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

10.3
Amendment to Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to page F-13 of Annex F to the Company’s proxy statement/prospectus (File No. 333-139705) filed on May 2, 2007) *

10.4	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 25, 2008) *
10.5	Reis, Inc. 2008 Annual Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s proxy statement filed on April 25, 2008) *
10.6
Third Amended and Restated Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Jeffrey H. Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *

10.7
Employment Agreement, dated as of October 11, 2006, among Wellsford, Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on December 28, 2006) *

10.8
First Amendment to Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *

10.9
Employment Agreement, dated as of October 11, 2006, among Wellsford, Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4 (File No. 333-139705) filed on December 28, 2006) *

10.10
First Amendment to Employment Agreement, dated as of May 17, 2007, among Wellsford, Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *

10.11	Employment Agreement, dated as of May 17, 2007, between Wellsford and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007) *
10.12
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

Dated: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey H. Lynford	Chairman of the Board and Director	March 12, 2010
Jeffrey H. Lynford

/s/ Lloyd Lynford	Chief Executive Officer, President and Director	March 12, 2010
Lloyd Lynford	(Principal Executive Officer)

/s/ Jonathan Garfield	Executive Vice President and Director	March 12, 2010
Jonathan Garfield

/s/ Mark P. Cantaluppi	Vice President, Chief Financial Officer	March 12, 2010
Mark P. Cantaluppi	(Principal Financial and Accounting Officer)

/s/ Michael J. Del Giudice	Director	March 12, 2010
Michael J. Del Giudice

/s/ Meyer S. Frucher	Director	March 12, 2010
Meyer S. Frucher

/s/ Edward Lowenthal	Director	March 12, 2010
Edward Lowenthal

/s/ M. Christian Mitchell	Director	March 12, 2010
M. Christian Mitchell

REIS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc.

We have audited the accompanying consolidated balance sheets of Reis, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois March 12, 2010

REIS, INC.
 CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$22,735,240	$24,151,720
Restricted cash and investments	1,507,193	3,081,469
Receivables, prepaid and other assets	7,430,446	5,944,607
Real estate assets	3,709,166	7,137,636
Total current assets	35,382,045	40,315,432
Furniture, fixtures and equipment, net	1,267,961	1,737,430
Intangible assets, net of accumulated amortization of $10,454,529 and $5,981,961, respectively	20,416,385	23,161,695
Goodwill	54,824,648	54,824,648
Other assets	313,389	398,334
Total assets	$112,204,428	$120,437,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans and other debt	$185,517	$189,136
Current portion of Bank Loan	7,933,332	3,500,000
Construction loans payable	—	5,077,333
Accrued expenses and other liabilities	6,317,480	5,521,687
Reserve for option liability	125,840	55,830
Deferred revenue	12,192,751	12,120,997
Total current liabilities	26,754,920	26,464,983
Non-current portion of Bank Loan	11,316,668	19,250,000
Other long-term liabilities	745,450	988,716
Deferred tax liability, net	66,580	66,580
Total liabilities	38,883,618	46,770,279
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,398,329 and 10,988,623 shares issued and outstanding, respectively	207,966	219,772
Additional paid in capital	99,045,546	100,384,302
Retained earnings (deficit)	(25,932,702)	(26,936,814)
Total stockholders’ equity	73,320,810	73,667,260
Total liabilities and stockholders’ equity	$112,204,428	$120,437,539

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

Revenue:
Subscription revenue	$23,891,683	$25,851,168
Revenue from sales of residential units	7,059,740	21,769,898
Total revenue	30,951,423	47,621,066
Cost of sales:
Cost of sales of subscription revenue	5,568,431	5,474,273
Cost of sales of residential units	4,986,222	18,253,496
Impairment loss on real estate assets	—	9,708,000
Total cost of sales	10,554,653	33,435,769
Gross profit	20,396,770	14,185,297
Operating expenses:
Sales and marketing	5,306,481	5,139,526
Product development	1,818,269	1,907,518
Property operating expenses	770,983	1,167,642
General and administrative expenses, inclusive of increases (reductions) attributable to stock based liability amounts of $139,353 and $(415,728), respectively	11,214,457	13,963,397
Total operating expenses	19,110,190	22,178,083
Other income (expenses):
Interest and other income	315,090	586,760
Interest expense	(591,558)	(1,182,355)
Total other income (expenses)	(276,468)	(595,595)
Income (loss) before income taxes	1,010,112	(8,588,381)
Income tax expense (benefit)	6,000	(1,108,000)
Net income (loss)	$1,004,112	$(7,480,381)

Net income (loss) per common share:
Basic	$0.09	$(0.68)
Diluted	$0.09	$(0.71)

Weighted average number of common shares outstanding:
Basic	10,693,249	10,984,963
Diluted	10,920,822	11,131,620

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Shares		Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance, January 1, 2008	10,984,517	$219,690	$98,936,084	$(19,456,433)	$79,699,341
Shares issued for settlement of vested director restricted stock units	6,506	130	(130)	—	—
Stock based compensation	—	—	1,457,094	—	1,457,094
Stock repurchases	(2,400)	(48)	(8,746)	—	(8,794)
Net (loss)	—	—	—	(7,480,381)	(7,480,381)
Balance, December 31, 2008	10,988,623	219,772	100,384,302	(26,936,814)	73,667,260

Shares issued for vested employee restricted stock units	26,087	522	(522)	—	—
Shares issued for settlement of vested director restricted stock units	34,816	696	(696)	—	—
Option exercises	9,247	185	55,297	—	55,482
Stock based compensation, net	—	—	1,409,495	—	1,409,495
Stock repurchases	(660,444)	(13,209)	(2,802,330)	—	(2,815,539)
Net income	—	—	—	1,004,112	1,004,112
Balance, December 31, 2009	10,398,329	$207,966	$99,045,546	$(25,932,702)	$73,320,810

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

cash flows from operating activities:
Net income (loss)	$1,004,112	$(7,480,381)
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit)	—	(1,247,000)
Gain on sale of underlying investment in a consolidated variable interest entity	(100,519)	—
Impairment loss on real estate assets	—	9,708,000
Depreciation	512,212	699,077
Amortization of intangible assets	4,472,568	4,014,353
Change in fair value of interest rate cap	—	19,352
Stock based compensation charges	1,430,533	1,457,094
Changes in assets and liabilities:
Restricted cash and investments	1,574,276	582,320
Real estate assets	3,138,119	12,471,301
Receivables, prepaid and other assets	(1,400,894)	2,148,120
Accrued expenses and other liabilities	796,668	(5,538,475)
Reserve for option liability	139,352	(415,728)
Deferred revenue	71,754	(1,141,117)
Net cash provided by operating activities	11,638,181	15,276,916

cash flows from investing activities:
Web site and database development costs	(1,727,258)	(1,823,018)
Furniture, fixtures and equipment additions	(42,743)	(201,262)
Proceeds from sale of underlying investment in a consolidated variable interest entity	332,368	—
Proceeds from sale of furniture, fixtures and equipment	—	21,800
Investments in other real estate assets	—	(2,544,971)
Return of capital from investments in joint ventures	—	229,091
Net cash (used in) investing activities	(1,437,633)	(4,318,360)

cash flows from financing activities:
Borrowings from construction loans payable	—	5,169,470
Repayments of construction loans payable	(5,077,333)	(13,474,917)
Repayment of Bank Loan	(3,500,000)	(1,500,000)
Repayments on capitalized equipment leases	(189,258)	(175,609)
Payments for option cancellations and restricted stock units	(34,898)	(55,476)
Stock repurchases	(2,815,539)	(8,794)
Net cash (used in) financing activities	(11,617,028)	(10,045,326)
Net (decrease) increase in cash and cash equivalents	(1,416,480)	913,230
Cash and cash equivalents, beginning of year	24,151,720	23,238,490
Cash and cash equivalents, end of year	$22,735,240	$24,151,720

supplemental information:
Cash paid during the year for interest	$509,510	$1,746,270
Cash paid during the year for income taxes, net of refunds	$75,838	$97,864

supplemental schedule of non-cash investing and financing activities:
Shares issued for settlement of vested employee restricted stock units	$522
Exercise of stock options through the receipt of tendered shares	$55,473
Shares issued for settlement of vested director restricted stock units	$696	$130
Reclassification of other real estate assets to current real estate assets at December 31, 2008		$3,438,175

See Notes to Consolidated Financial Statements

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

Reis’s flagship product is Reis SE, which provides online access via a web browser to commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing evaluations. In addition to trend and forecast analysis at metropolitan and neighborhood levels, the product offers detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis SE is designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers and builders, banks and non-bank lenders, and equity investors, all of whom require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007 (the “Merger”). Prior to May 2007, Reis operated as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009 and sold its Claverack, New York project in February 2010.  In addition, the Company ceased building new homes in 2008 and is seeking to exit the residential development business by selling its East Lyme, Connecticut project in bulk, in order to focus solely on the Reis Services business.

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

Codification and the Hierarchy of Generally Accepted Accounting Principles

Effective July 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) in the current year.  This guidance identifies the sources of accepted accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Codification superseded all then-existing non-SEC accounting and reporting standards upon the effective date. The adoption of this standard changed how the Company references various elements of GAAP when preparing its financial statement disclosures, but has had no impact on the Company’s consolidated financial statements.

Variable Interests

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”). An entity is a VIE when (1) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (2) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE.  The Company had one VIE, which was consolidated at December 31, 2008 and until the assets of the VIE were sold during December 2009.  Consequently, the Company no longer has any VIEs.

Cash and Cash Equivalents

The Company considers all demand and money market accounts and short term investments in government funds with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Intangible Assets, Amortization and Impairment

Web Site Development Costs

The Company expenses all internet web site costs incurred during the preliminary project stage.  Thereafter, all direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years.  The value ascribed to the web site development intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three years.  Amortization of all capitalized web site development costs is charged to product development expense.

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

Goodwill and Intangible Assets Impairment

Goodwill is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation.  The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value.  The fair values used in this evaluation are based upon a number of estimates and assumptions.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed to be impaired.  If the fair value of the reporting unit is less than its carrying value, a second step is required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. There was no goodwill impairment identified in 2009 or 2008.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.  In addition, the carrying amount of amortizable intangible assets are reviewed annually for impairment.  If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired.  An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.  There was no intangible asset impairment identified in 2009 or 2008.

Goodwill and a major portion of the other intangible assets recorded at the time of the Merger are not deductible for income tax purposes, as a result of the tax treatment of the Merger.

Real Estate and Impairment

Costs directly related to the acquisition, development and improvement of real estate are capitalized, including interest and other costs incurred during the construction period. Ordinary repairs, maintenance and project operating costs are expensed as incurred.

The Company has historically reviewed its real estate assets for impairment (i) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for assets held for use and (ii) when a determination is made to sell an asset or investment.  If estimated cash flows on an undiscounted basis are insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value is recognized. The Company recorded impairment charges aggregating approximately $9,708,000 in December 2008, which is reflected as a component of cost of sales on the statements of operations.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.  The December 2008

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

impairment charges also reflect a change in intent and a lowering of management’s expectations of sales prices with respect to two properties as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots.   No impairment charges were recorded during 2009 related to the Company’s real estate assets.  See Note 3 for additional information regarding the December 2008 impairment charges.

The Company’s operations relating to the sale of its remaining residential developments have been negatively impacted by the national, regional and local market conditions.  The timing of future sales by the Company could be adversely impacted by the availability of credit to potential buyers. Further deterioration in market conditions, or other factors, may result in additional impairment charges in future periods.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing or financing commitments. Such costs are amortized by the Company over the expected term of the respective agreements or, if related to development assets, is included in the basis of the project to be expensed as homes/units are sold.

Fair Value Measurements

The current accounting literature provides for a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

During 2009 and 2008, the Company’s interest rate cap, was valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and is classified within Level 2 of the valuation hierarchy.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 36 months. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain.  Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.  Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of database technology.

Sales of real estate assets, including condominium units, single family homes and sales of lots individually or in bulk are recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method was not used for recording sales on condominium units as down payments were nominal and collectability of the sales price from such a deposit was not reasonably assured until closing.

Interest revenue is recorded on an accrual basis.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

Share Based Compensation

Equity Awards

The fair market value as of the grant date of awards of stock, restricted stock units or certain stock options is recognized as compensation expense by the Company over the respective vesting periods.

Reserve for Option Liability

The Company accrues a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award.  This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) the changes in the market price of the Company’s common stock.  Changes in the settlement value of option awards treated under the liability method are reflected  as income or expense in the statements of operations.  At December 31, 2009, of the 473,620 outstanding options, 88,620 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder.  At December 31, 2008, of the 528,473 outstanding options, 136,473 options were accounted for as a liability award.  The reserve for option cancellations was approximately $126,000 and $56,000 at December 31, 2009 and 2008, respectively.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting basis and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations.

The Company evaluates its tax positions, in accordance with applicable current accounting literature.  Recognition of uncertain tax positions (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained or there is a satisfactory resolution of the tax position.

See Note 7 for more information with regards to income taxes.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary of Significant Accounting Policies (continued)

	For the Years Ended December 31,
	2009	2008
Numerator:
Net income (loss) for basic calculation	$1,004,112	$(7,480,381)
Adjustments to net income (loss) for the income statement impact of dilutive securities	—	(415,728)
Net income (loss) for dilution calculation	$1,004,112	$(7,896,109)

Denominator:
Denominator for net income (loss) per common share, basic — weighted average common shares	10,693,249	10,984,963
Effect of dilutive securities:
RSUs	227,573	—
Stock options	—	146,657
Denominator for net income (loss) per common share, diluted — weighted average common shares	10,920,822	11,131,620
Net income (loss) per common share:
Basic	$0.09	$(0.68)
Diluted	$0.09	$(0.71)

Potentially dilutive securities include all stock based awards.  For the years ended December 31, 2009 and 2008, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

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

Reclassification

Amounts in certain accounts as presented in the consolidated statements of operations, as well as in Note 3, have been reclassified. These reclassifications do not result in a change to the previously reported net income (loss) or net income (loss) per common share for any of the periods presented to conform to the current period presentation.

Recent Accounting Pronouncements

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

In April 2009, the FASB issued positions relating to the determination of fair value when the volume and level of activity for the asset and liability have significantly decreased and the identification of transactions that are not orderly.  These requirements are effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of these positions did not have an impact on the consolidated financial statements.

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

The Company is organized into two separately managed segments: the Reis Services segment and the Residential Development Activities segment. The Residential Development Activities segment primarily includes Palomino Park (Gold Peak), East Lyme and Claverack. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,629	$80	$7,026	$22,735
Restricted cash and investments	213	1,294	—	1,507
Receivables, prepaid and other assets	7,365	(82)	148	7,431
Real estate assets	—	3,709	—	3,709
Total current assets	23,207	5,001	7,174	35,382
Furniture, fixtures and equipment, net	1,229	12	27	1,268
Intangible assets, net	20,416	—	—	20,416
Goodwill	57,203	—	(2,378)	54,825
Other assets	313	—	—	313
Total assets	$102,368	$5,013	$4,823	$112,204

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$8,119	$—	$—	$8,119
Accrued expenses and other liabilities	1,457	2,470	2,516	6,443
Deferred revenue	12,193	—	—	12,193
Total current liabilities	21,769	2,470	2,516	26,755
Non-current portion of Bank Loan	11,317	—	—	11,317
Other long-term liabilities	745	—	—	745
Deferred tax liability, net	9,997	—	(9,931)	66
Total liabilities	43,828	2,470	(7,415)	38,883
Total stockholders’ equity	58,540	2,543	12,238	73,321
Total liabilities and stockholders’ equity	$102,368	$5,013	$4,823	$112,204

(A)	Includes the assets and liabilities of the Palomino Park, East Lyme and Claverack projects.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Balance Sheet Data December 31, 2008	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$11,846	$430	$11,876	$24,152
Restricted cash and investments	241	2,840	—	3,081
Receivables, prepaid and other assets	5,791	(61)	215	5,945
Real estate assets	—	7,138	—	7,138
Total current assets	17,878	10,347	12,091	40,316
Furniture, fixtures and equipment, net	1,631	60	46	1,737
Intangible assets, net	23,161	—	—	23,161
Goodwill	57,203	—	(2,378)	54,825
Other assets	398	1	—	399
Total assets	$100,271	$10,408	$9,759	$120,438

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$3,689	$—	$—	$3,689
Construction loans payable	—	5,077	—	5,077
Accrued expenses and other liabilities	1,090	2,555	1,877	5,522
Reserve for option liability	—	—	56	56
Deferred revenue	12,121	—	—	12,121
Total current liabilities	16,900	7,632	1,933	26,465
Non-current portion of Bank Loan	19,250	—	—	19,250
Other long-term liabilities	929	60	—	989
Deferred tax liability, net	7,821	—	(7,754)	67
Total liabilities	44,900	7,692	(5,821)	46,771
Total stockholders’ equity	55,371	2,716	15,580	73,667
Total liabilities and stockholders’ equity	$100,271	$10,408	$9,759	$120,438

(A)	Primarily includes the assets and liabilities of the Palomino Park, East Lyme and Claverack projects.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Year Ended December 31, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$23,892	$—	$—	$23,892
Revenue from sales of residential units	—	7,059	—	7,059
Total revenue	23,892	7,059	—	30,951
Cost of sales:
Cost of sales of subscription revenue	5,568	—	—	5,568
Cost of sales of residential units	—	4,987	—	4,987
Total cost of sales	5,568	4,987	—	10,555
Gross profit	18,324	2,072	—	20,396
Operating expenses:
Sales and marketing	5,306	—	—	5,306
Product development	1,818	—	—	1,818
Property operating expenses	—	771	—	771
General and administrative expenses	5,395	687	5,133	11,215
Total operating expenses	12,519	1,458	5,133	19,110
Other income (expenses):
Interest and other income	144	159	13	316
Interest (expense)	(552)	(40)	—	(592)
Total other income (expense)	(408)	119	13	(276)
Income (loss) before income taxes	$5,397	$733	$(5,120)	$1,010

Condensed Operating Data for the Year Ended December 31, 2008	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$25,851	$—	$—	$25,851
Revenue from sales of residential units	—	21,769	—	21,769
Total revenue	25,851	21,769	—	47,620
Cost of sales:
Cost of sales of subscription revenue	5,474	—	—	5,474
Cost of sales of residential units	—	18,253	—	18,253
Impairment loss on real estate assets under development	—	9,708	—	9,708
Total cost of sales	5,474	27,961	—	33,435
Gross profit	20,377	(6,192)	—	14,185
Operating expenses:
Sales and marketing	5,140	—	—	5,140
Product development	1,908	—	—	1,908
Property operating expenses	—	1,167	—	1,167
General and administrative	6,288	1,541	6,134	13,963
Total operating expenses	13,336	2,708	6,134	22,178
Other income (expenses):
Interest and other income	229	136	222	587
Interest (expense)	(1,332)	(111)	261	(1,182)
Total other income (expense)	(1,103)	25	483	(595)
Income (loss) before income taxes	$5,938	$(8,875)	$(5,651)	$(8,588)

(A)	Primarily includes the operating results of the Palomino Park, East Lyme and Claverack projects.
(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products.

No individual customer accounted for more than 2.7% and 2.4% of Reis Services’s revenue for the years ended December 31, 2009 and 2008, respectively.

The balance of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets on the Consolidated Balance Sheets at December 31, 2009 and 2008, are as follows:

	December 31,
	2009	2008

Customer receivables	$7,236,000	$5,641,000
Allowance for doubtful accounts	(53,000)	(38,000)
Customer receivables, net	$7,183,000	$5,603,000

Seventeen customers accounted for an aggregate of approximately 53.8% of Reis Services’s accounts receivable at December 31, 2009, including five customers in excess of 4.0% with the largest representing 7.0%.  As of March 5, 2010, the Company had received payments of approximately $4,786,000, or 66.1% against the December 31, 2009 customer receivable balance.  Fifteen customers accounted for an aggregate of approximately 53.0% of Reis Services’s accounts receivable at December 31, 2008, including four customers in excess of 4.0% with the largest representing 8.3%.

At December 31, 2009 and 2008, no customer accounted for more than 4.3% and 3.8%, respectively, of deferred revenue.

Residential Development Activities

At December 31, 2009, the Company’s residential development activities were comprised of the following:

▪
The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 39 homes and lots (28 homes and 11 lots) were sold as of December 31, 2009.  At December 31, 2009, the remaining inventory included one home, two improved lots and 119 fully approved lots.

▪
The Stewardship, a single family home development in Claverack, New York, which is subdivided into 48 developable single family home lots on 235 acres and includes two model homes and substantially completed infrastructure and amenities (“Claverack”).  On February 24, 2010, this property was sold.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

Home sales at East Lyme commenced in June 2006. At December 31, 2009, there was one home, two improved lots and 119 fully approved lots in inventory. The following table provides information regarding East Lyme sales:

	For the Years Ended December 31,		Project Total Through December 31, 2009
	2009	2008

Number of homes and lots sold	6	14	39
Gross sales proceeds	$2,087,000	$5,300,000	$20,774,000

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the December 31, 2009 and 2008 balance sheets. This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

During 2008, the Company made the decision to halt new home construction pending exploration of a bulk sale of lots. In June 2008, the Company entered into a listing agreement authorizing a broker to sell the remaining lots (which are comprised of improved lots with road and infrastructure in place and unimproved lots without road and infrastructure in place). In December 2008, the Company recorded impairment charges aggregating approximately $6,999,000, related to East Lyme and the East Lyme Land.  The December 2008 impairment charges were, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future.  The December 2008 impairment charges also reflected a change in intent and a lowering of management’s expectations of sales prices as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots.  Further deterioration in market conditions or other factors may result in additional impairment charges in future periods.

The Company is actively working with a broker to sell the one home and two improved lots individually and to sell the 119 fully approved lots in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the remaining home and two improved lots individually or the 119 fully approved lots in bulk at East Lyme at acceptable prices, or within a specific time period, or at all.

Claverack

As of December 31, 2009, the Company owned approximately 235 acres in Claverack, New York, known as The Stewardship, which is subdivided into 48 developable single family home lots. Construction of two model homes (which commenced in 2007), the infrastructure and amenities for The Stewardship were substantially completed during the third quarter of 2008.

In December 2008, the Company recorded an impairment charge of approximately $2,709,000 for the Claverack project.  The December 2008 impairment charge was, in general, the result of continuing deteriorating market conditions in the fourth quarter of 2008 and management’s expectations for the future. This charge also reflects a change in intent to sell the project in a single transaction and a lowering of management’s expectations of sales prices as a result of the establishment of more aggressive and flexible pricing levels in an attempt to sell all of the remaining homes and lots.

On February 24, 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations.  Net cash received at closing, after expenses, aggregated approximately $2,187,000.  The remaining $450,000 of the purchase price will be payable by the purchaser in one year (or earlier if the road bond is released) and is secured by the outstanding road bond and a mortgage on the property.  As a result of this transaction, the Company expects to record a gain of approximately $150,000 in the first quarter of 2010.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Segment Information (continued)

Completed Projects and Other Investments

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. The following table provides information regarding Gold Peak sales:

	For the Years Ended December 31,		Project Total Through December 31,2009
	2009	2008

Number of units sold	20	54	259
Gross sales proceeds	$4,973,000	$16,469,000	$77,410,000

Palomino Park Telecom

In September 2006, the Company sold its Palomino Park telecommunication assets, service contracts and operations and in November 2006 it received a net amount of approximately $988,000. At that time, the buyer held back approximately $396,000, of which approximately $192,000 was received by the Company in September 2007 and the balance of approximately $204,000 was received in September 2008.

Wellsford Mantua

In November 2003, the Company made an initial $330,000 investment in the form of a loan, in a company organized to purchase land parcels for rezoning, subdivision and creation of environmental mitigation credits. The loan was secured by a lien on a leasehold interest in a 154 acre parcel in West Deptford, New Jersey which included at least 64.5 acres of wetlands and a maximum of 71 acres of developable land. The Company consolidated Wellsford Mantua at December 31, 2008 and its investment in Wellsford Mantua was approximately $290,000 at that date.  In December 2009, the land was sold and the Company received proceeds of approximately $332,000 for the remaining loan balance plus accrued interest and fees.

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	December 31,
	2009	2008

Deposits and escrows related to residential development activities	$1,294,000	$2,840,000
Certificate of deposit/security for office lease (A)	213,000	241,000
	$1,507,000	$3,081,000

(A)
In connection with the lease for the 530 Fifth Avenue corporate office space, the Company provided to the lessor a letter of credit through a bank, which is fully collateralized by a certificate of deposit issued by that bank.

The balance of deposits and escrows related to residential development activities was reduced by approximately $1,546,000 during the year ended December 31, 2009, related primarily to the completion of road work and other construction requirements.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Intangibles and Other Assets

The amount of identified intangibles and other assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2009	2008

Database	$10,084,000	$9,178,000
Accumulated amortization	(5,115,000)	(2,943,000)
Database, net	4,969,000	6,235,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(2,469,000)	(1,461,000)
Customer relationships, net	11,631,000	12,639,000
Web site	3,887,000	3,065,000
Accumulated amortization	(2,067,000)	(1,077,000)
Web site, net	1,820,000	1,988,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(804,000)	(501,000)
Acquired below market lease, net	1,996,000	2,299,000
Intangibles, net	$20,416,000	$23,161,000

The Company capitalized approximately $906,000 and $935,000 to the database intangible asset and $822,000 and $888,000 to the web site intangible asset during the years ended December 31, 2009 and 2008, respectively.

Amortization expense for intangibles and other assets aggregated approximately $4,473,000 for the year ended December 31, 2009, of which approximately $2,172,000 related to the database, which is charged to cost of sales, approximately $1,008,000 related to customer relationships, which is charged to sales and marketing expense, approximately $990,000, related to web site development, which is charged to product development expense, and approximately $303,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expenses, all in the Reis Services segment.  Amortization expense for intangibles and other assets aggregated approximately $4,015,000 for the year ended December 31, 2008, of which approximately $1,918,000 related to the database, which is charged to cost of sales, approximately $1,016,000 related to customer relationships, which is charged to sales and marketing expense, approximately $778,000 related to web site development, which is charged to product development expense, and approximately $303,000 related to the value ascribed to the below market terms of the office lease.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2009 follows.

(amounts in thousands)

For the Year Ended December 31,	Amount

2010	$4,289
2011	3,700
2012	2,500
2013	1,435
2014	1,302
Thereafter	7,190
Total	$20,416

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Debt

At December 31, 2009 and 2008, the Company’s debt consisted of the following:

		Stated Interest Rate at December 31, 2009	December 31,
Debt/Project	Initial Maturity Date		2009	2008

Debt:
Reis Services Bank Loan	September 2012	LIBOR + 1.50%(A)	$19,250,000	$22,750,000
East Lyme Construction Loan	June 2009	—	—	5,077,000
Other Reis Services debt	Various	Fixed/Various	213,000	403,000
Total debt			$19,463,000	$28,230,000
Total construction loans payable			$—	$5,077,000
Carrying amount of real estate assets collateralizing construction loans payable			$—	$876,000
Total assets of Reis Services as a security interest for the Bank Loan			$102,368,000	$100,271,000

(A)	Depending upon the leverage ratio, as defined in the Bank Loan agreement, the spread to LIBOR may range from 3.00% to 1.50% as described below.

The Company’s scheduled long-term maturities of all its debt at December 31, 2009 follows:

(amounts in thousands)

For the Year Ended December 31,	Amount

2010	$8,119
2011	5,605
2012	5,739
Total	$19,463

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration and the remaining $2,000,000 may be utilized for future working capital needs of Reis Services.  The Bank Loan restricts the flow of cash from Reis Services up to the Company.  The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis commencing on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement.  No additional payments were required during 2009 or 2008.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.

The interest rate was LIBOR + 1.50% at December 31, 2009 and  2008 (LIBOR was 0.23% and 0.44% at December 31, 2009 and 2008, respectively). The LIBOR spread under the Bank Loan is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays a fee on the unused $2,000,000 portion of the revolving loan of 0.50% per annum, as well as an annual administration fee of $25,000.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased for $109,000 in June 2007, which

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Debt (continued)

caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at December 31, 2009 and 2008.  A decrease in the fair value of approximately $19,000 was recorded as interest expense during the year ended December 31, 2008.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management expects that by March 31, 2010 an additional payment of approximately $3,000,000 will be made in addition to the contractual minimum repayment of $1,000,000 due at that time.  In addition, the Company may prepay an additional $600,000 by December 31, 2010 and these additional payments have been reflected as a current liability in the consolidated balance sheets.  All of these prepayments will ratably reduce Reis Services’s future contractual minimum payments through maturity.

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

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In January 2008, the letter of credit requirement was reduced to $1,750,000 by the municipality.  The Company initially posted $1,300,000 of restricted cash as collateral for this letter of credit and in April 2009, posted an additional $406,000 of restricted cash to fully collateralize the letter of credit at $1,750,000.  In June 2009, the municipality reduced the letter of credit requirement from $1,750,000 to $1,000,000 and in July 2009, further reduced the requirement to $450,000, at which times, the cash collateral requirement was reduced in a corresponding amount (with the excess cash being released to the Company).  The Company continues to work with the municipality to further reduce other bonding and escrow requirements.  There can be no assurance that the Company will be able to successfully have these amounts reduced in the near future.

As a result of the retirement of the East Lyme Construction Loan and the additional cash collateralization of the letter of credit in April 2009, all of the Company’s remaining residential real estate is unencumbered by debt.

In April 2005, the Company obtained revolving development and construction financing for Gold Peak in the aggregate amount of approximately $28,800,000 (“Gold Peak Construction Loan”). The Gold Peak Construction Loan bore interest at LIBOR + 1.65% per annum, was set to mature in November 2009 and had additional extensions at the Company’s option upon satisfaction of certain conditions being met by the borrower. Borrowings occurred as costs were expended and principal repayments were made as units were sold. In August 2008, the Gold Peak Construction Loan was retired.

The Company capitalized interest related to the development of single family homes and condominiums under construction to the extent such assets qualified for capitalization. Approximately $563,000 was capitalized during the year ended December 31, 2008.  No interest was capitalized to the projects for the year ended December 31, 2009.

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Year Ended December 31,
	2009	2008

Current state and local tax expense	$31,000	$49,000
Current Federal alternative minimum tax (“AMT”) (benefit) expense	(25,000)	90,000
Deferred Federal tax expense (benefit)	—	(930,000)
Deferred state and local tax expense (benefit)	—	(317,000)
Income tax expense (benefit)	$6,000	$(1,108,000)

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (continued)

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense (benefit) for continuing operations is as follows:

	For the Year Ended December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Tax expense (benefit) at U.S. statutory rate	$354,000	35.00%	$(3,006,000)	(35.00%)
State tax (credit), net of federal impact	20,000	1.99%	(174,000)	(2.03%)
Change in valuation allowance, net	(347,000)	(34.35%)	1,966,000	22.89%
AMT Taxes	(25,000)	(2.47%)	90,000	1.05%
Non-deductible items	4,000	0.42%	16,000	0.19%
	$6,000	0.59%	$(1,108,000)	(12.90%)

As a result of an election under Section 382 of the Internal Revenue Code and regulations related thereto, the Company changed its original estimate of the tax operating loss attributable to Wellsford for the five month period ended May 31, 2007 just prior to the Merger.  This election was made by the Company when it filed its fiscal 2007 consolidated Federal income tax return during 2008. The impact of this change resulted in an increase above the original estimate of the net operating loss (“NOL”) for the consolidated entity for the 2007 period subsequent to the Merger.  As a result of this election, the Company recorded an aggregate tax benefit of $1,165,000 during the three months ended June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $67,000 at December 31, 2009 and 2008 and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and NOL carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred Tax Assets

Net operating loss carryforwards	$4,333,176	$5,613,083
Asset basis differences — tax amount greater than book value	8,475,443	9,319,091
Liability reserves	383,033	328,576
Reserve for option cancellations	52,224	23,169
Stock compensation plans	1,474,822	1,070,545
AMT credit carryforwards	1,061,562	1,033,371
Other	74,534	80,801
	15,854,794	17,468,636
Valuation allowance	(8,650,714)	(9,204,547)
Total deferred tax assets	7,204,080	8,264,089

Deferred Tax Liabilities

Acquired asset differences – book value greater than tax	(6,717,512)	(7,706,721)
Asset basis differences — carrying amount value greater than tax	(553,148)	(623,948)
Total deferred tax liabilities	(7,270,660)	(8,330,669)
Net deferred tax (liability)	$(66,580)	$(66,580)

Private Reis had NOL carryforwards aggregating approximately $6,000,000 at December 31, 2009, expiring in the years 2019 to 2026 and is not subject to an annual limitation. These losses may be utilized against consolidated taxable income, all of which amount is available for use for financial statement reporting purposes at December 31, 2009.  During the seven month period subsequent to the Merger, the Company generated an NOL of approximately $4,600,000 which may be utilized against consolidated taxable income through 2027 and is not subject to an annual limitation.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes (continued)

The Company separately has NOLs which resulted from the Company’s merger with Value Property Trust (“VLP”) in 1998 and its operating losses in 2004, 2006 and 2007 (prior to the Merger). There is an annual limitation on the use of such NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code (the “Code”). As a result of the Merger, the Company has experienced such an ownership change which has resulted in a new annual limitation of $2,779,000. As a result of the new annual limitation and expirations, the Company expects that it could only potentially utilize approximately $31,300,000 of these remaining NOLs at December 31, 2009. Of such amount, approximately $4,100,000 will expire in 2010. A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two-year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change.  Although the Company believes there is a basis for concluding that the COBE requirements were met at December 31, 2008 and through May 31, 2009, management concluded that the Company could not meet the more-likely-than-not criteria for recognizing a deferred tax asset relating to such losses for GAAP accounting purposes.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 and $9,205,000 at December 31, 2009 and 2008, respectively, was necessary. The allowances at December 31, 2009 and 2008 relate primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The decrease in the allowance in 2009 is attributable to the change in the estimate of the realization of the real estate asset basis differences. The allowance was reduced significantly at December 31, 2008, as a result of the above described determination that the more-likely-than-not criteria could not be met with respect to all of the Wellsford NOLs existing at the time of the Merger.  In addition, approximately $17,300,000 of the Wellsford NOLs expired during 2008.  Together, these resulted in a $13,152,000 reduction in the NOL asset and the previously established allowance related thereto during 2008.

The Company’s reserve for unrecognized tax benefits was approximately $435,000 and $510,000 at December 31, 2009 and 2008, respectively.  The reductions in 2009 and 2008 result from a resolution of unrecognized tax benefits (one in 2009 and two in 2008), offset by interest accruals on other unrecognized items.  Interest and penalties related to these tax provisions were primarily included in general and administrative expenses and approximated $80,000 at December 31, 2009 and 2008.  A reconciliation of the unrecognized tax benefits for the years ended December 31, 2009 and 2008 follows:

	For the Years Ended December 31,
	2009	2008

Balance at beginning of period	$510,000	$993,000
Additions for provisions related to prior years	20,000	23,000
Resolution of matters during the period	(95,000)	(506,000)
Balance at end of period	$435,000	$510,000

The Company expects that approximately $305,000 of the 2009 balance will be resolved in 2010.

The parent company and its subsidiaries have never been audited by the Federal tax authorities and tax returns are open from 2006 to 2008.  In addition, acquired VLP net operating loss carryforwards are open for the years 1994, 1996 and 1998 for operating losses generated during those periods.  Tax returns are open for the parent company and a subsidiary with state and local tax authorities for the years 2001 to 2008.  The tax years for another subsidiary, operating in a different state, are open from 2005 to 2008.

Private Reis has been audited by the Federal tax authorities through May 31, 2007. State and local tax returns are open from 2006 and 2007.  In addition, tax returns are open from 2000 to 2002 to the extent of net operating losses generated during these periods by Private Reis.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Transactions With Affiliates

The homebuilder at East Lyme was also a 5% partner in the project and received contractual construction management fees and other consideration upon the completion of home sales. During the year ended December 31, 2008, total fees paid to the homebuilder aggregated $250,000. In March 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement. As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and to purchase its 5% interest.

9.	Stockholders’ Equity

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  Purchases under the program may be made from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During 2009, the Company purchased an aggregate of 660,444 shares of common stock at an average price of $4.26 per share.  From the inception of the share repurchase program in December 2008 through  March 10, 2010, the Company purchased an aggregate of 683,789 shares of common stock at an average price of $4.32 per share, for an aggregate of approximately $2,953,000 (leaving approximately $47,000 that may be used to purchase additional shares under the program).  The Company has repurchased approximately 6.2% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.  During 2008, no repurchases were made prior to December 15, 2008.

The Company did not declare or distribute any dividends during the years ended December 31, 2009 and 2008.

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

Option Awards

The following table presents the changes in options outstanding for the years ended December 31, 2009 and 2008, as well as other plan data:

	For the Year Ended December 31,
	2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	528,473	$8.53	615,848	$8.34
Granted	—	$—	—	$—
Exercised	(38,991)	$(4.58)	—	$—
Cancelled through cash settlement	(8,862)	$(4.60)	(22,155)	$(4.72)
Forfeited/cancelled/expired	(7,000)	$(9.57)	(65,220)	$(8.03)
Outstanding at end of period	473,620	$8.91	528,473	$8.53
Options exercisable at end of period	242,620	$7.99	220,473	$6.65
Options exercisable which can be settled in cash	88,620	$4.73	136,473	$4.68
Weighted average fair value of options granted per year (per option)	$—		$—
Weighted average remaining contractual life at end of period	6.6 years		7.0 years

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

Certain outstanding options allow the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounts for these options as liability awards. This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) the changes in the market price of the Company’s common stock.  Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of operations.

At December 31, 2009, the option liability was approximately $126,000 based upon the difference in the closing stock price of the Company at December 31, 2009 of $6.15 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  At December 31, 2008, the option liability was approximately $56,000 based upon the difference in the closing price of the Company at December 31, 2008 of $5.00 per share and the individual exercise prices of the outstanding 101,025 “in-the-money” options that were accounted for as a liability award at that date.  The Company recorded compensation expense of approximately $139,000 and a compensation benefit of approximately $416,000 for the years ended December 31, 2009 and 2008, respectively, in general and administrative expenses in the statements of operations.

An aggregate of 8,862 options and 22,155 options were settled with net cash payments aggregating approximately $14,000 and $55,000 during the years ended December 31, 2009 and 2008, respectively.

The following table presents additional option details at December 31, 2009 and 2008:

	Options Outstanding and Exercisable at December 31, 2009				Options Outstanding and Exercisable at December 31, 2008
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value*	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value*

$ 4.09 to $4.55	53,172	2.89	$4.33	$96,950	70,895	3.20	$4.38	$43,955
$ 4.60	—	—	—	—	30,130	0.94	4.60	12,052
$ 5.24 to $5.43	35,448	2.97	5.34	28,890	35,448	3.97	5.34	—
$ 7.50	70,000	7.63	7.50	—	72,000	8.63	7.50	—
$ 10.40	315,000	7.41	10.40	—	320,000	8.41	10.40	—
	473,620	6.60	8.91	$125,840	528,473	7.02	8.53	$56,007

*
The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2009 and 2008, respectively.  For purposes of this calculation, the Company’s closing stock prices were $6.15 per share and $5.00 per share on December 31, 2009 and 2008, respectively.

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

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2009 and 2008:

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Plans and Other Incentives (continued)

	December 31,
	2009	2008

Outstanding at beginning of period	343,320	208,400
Granted	238,896	161,226
Common stock delivered (A)	(66,148)	(6,506)
Forfeited	(8,400)	(19,800)
Outstanding at end of period	507,668	343,320

Intrinsic value (B)	$3,122,200	$1,716,600

(A)	Includes 5,245 shares which were used to settle employee withholding tax obligations for three employees of approximately $21,000 in 2009. A net of 26,087 shares of common stock were delivered.
(B)	For purposes of this calculation, the Company’s closing stock prices were $6.15 per share and $5.00 per share on December 31, 2009 and 2008, respectively.

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

During the year ended December 31, 2009, an aggregate of 59,396 RSUs were granted to non-employee directors (with a weighted average grant date fair value of $4.19 per RSU) related to the equity component of their compensation for the period October 1, 2008 to September 30, 2009.  During the year ended December 31, 2008, an aggregate of 61,226 RSUs were granted to non-employee directors (with a weighted average grant date fair value of $6.36 per RSU) related to the equity component of their compensation for the period June 1, 2007 to September 30, 2008.  In each case, the grant date fair value was determined as of the trading day immediately prior to grant (the last day of the quarter for which the RSUs were being received as compensation).  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director. The Company issued 34,816 shares and 6,506 shares in December 2009 and November 2008, respectively, to satisfy the settlement of RSUs related to directors that retired from our board in June 2009 and May 2008, respectively.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $1,431,000 and $1,457,000, including approximately $226,000 and $295,000 related to non-employee director equity compensation, for the years ended December 31, 2009 and 2008, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.

At December 31, 2009, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $1,629,000.  It does not include any awards granted subsequent to December 31, 2009.

For the Year Ended December 31,	Options	RSUs	Total

2010	$271,000	$616,000	$887,000
2011	271,000	315,000	586,000
2012	121,000	35,000	156,000
	$663,000	$966,000	$1,629,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Commitments and Contingencies

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

The Company is a tenant under one operating lease for office space in New York which expires in September 2016.  The lease for the historic Wellsford office space expired in August 2008, and the lease for the other former Private Reis office space expired in March 2008. Rent expense was approximately $1,592,000 and $2,244,000 for the year ended December 31, 2009 and 2008, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts.

In connection with the lease for the current corporate office space, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement was approximately $216,000 which is collateralized by a certificate of deposit issued by that bank. The certificate of deposit is included in Restricted Cash and Investments in the Consolidated Balance Sheet at December 31, 2009 and 2008.

Future minimum lease payments under operating leases at December 31, 2009 are as follows:

For the Year Ended December 31,	Amount

2010	$1,385,000
2011	1,413,000
2012	1,442,000
2013	1,470,000
2014	1,500,000
Thereafter	2,694,000
Total	$9,904,000

Through December 31, 2009, the Company had two separate defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. For the historic Wellsford plan, employer contributions, if any, were made based upon a discretionary amount determined by the Company’s management. The Company made contributions to this plan of approximately $13,000 and $23,000 for the years ended December 31, 2009 and 2008. For the historic Private Reis plan, the Company matches contributions up to 1% of employees’ salaries (calculated as 25% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $64,000 and $65,000 for the years ended December 31, 2009 and 2008, respectively. As of the end of 2009, the Company terminated the historic Wellsford plan and all current employees participating in the Wellsford plan were transferred to the historic Private Reis plan.

12.	Fair Value of Financial Instruments

At December 31, 2009 and 2008, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at December 31, 2009 and 2008. Other than capital leases, all of the Company’s debt at December 31, 2009 and 2008 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $18,316,000 and $20,800,000 at December 31, 2009 and 2008, respectively, which is lower than the recorded amounts of $19,250,000 and $22,750,000 at December 31, 2009 and 2008, respectively. The estimated fair value reflects the effect of higher interest rate spreads and interest rate floors on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. Regarding the East Lyme Construction Loan, this debt was retired in April 2009. The Company’s interest rate cap had no value at December 31, 2009 and 2008, respectively. See Note 6 for more information about the Company’s debt.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands)	2009
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Revenue:
Subscription revenue	$6,355	$5,909	$5,801	$5,827
Revenue from sales of residential units	1,548	4,261	898	352
Total revenue	7,903	10,170	6,699	6,179
Cost of sales:
Cost of sales of subscription revenue	1,406	1,362	1,386	1,414
Cost of sales of residential units	1,011	2,990	654	332
Total cost of sales	2,417	4,352	2,040	1,746
Gross profit	5,486	5,818	4,659	4,433
Total operating expenses	4,885	4,845	4,793	4,587
Total other (expenses) income	(119)	(64)	(98)	5
Income (loss) before income taxes	482	909	(232)	(149)
Income tax expense (benefit)	205	378	(70)	(507)
Net income (loss)	$277	$531	$(162)	$358

Net income (loss) per common share:*
Basic	$0.03	$0.05	$(0.02)	$0.03
Diluted	$0.02	$0.05	$(0.02)	$0.03

Weighted average number of common shares outstanding:
Basic	10,963	10,776	10,661	10,380
Diluted	11,132	11,009	10,661	10,739

	2008
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Revenue:
Subscription revenue	$6,411	$6,505	$6,524	$6,411
Revenue from sales of residential units	8,384	6,399	5,039	1,947
Total revenue	14,795	12,904	11,563	8,358
Cost of sales:
Cost of sales of subscription revenue	1,329	1,377	1,413	1,355
Cost of sales of residential units	6,928	5,524	4,553	1,248
Impairment loss on real estate assets	—	—	—	9,708
Total cost of sales	8,257	6,901	5,966	12,311
Gross profit	6,538	6,003	5,597	(3,953)
Total operating expenses	5,551	6,064	5,777	4,786
Total other (expenses) income	(139)	(107)	(102)	(247)
Income (loss) before income taxes	848	(168)	(282)	(8,986)
Income tax expense (benefit)	400	(1,192)	(73)	(243)
Net income (loss)	$448	$1,024	$(209)	$(8,743)

Net income (loss) per common share:*
Basic	$0.04	$0.09	$(0.02)	$(0.80)
Diluted	$0.01	$0.09	$(0.02)	$(0.80)

Weighted average number of common shares outstanding:
Basic	10,985	10,985	10,985	10,986
Diluted	11,179	11,065	10,985	11,149

*	Aggregate quarterly earnings per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

Exhibit 21.1

Subsidiaries of the Registrant

The following is a list of subsidiaries of the Registrant, Reis, Inc. with the respective state of organization as of December 31, 2009:

Subsidiary	State

Wellsford Capital	Maryland
Wellsford Capital Properties, L.L.C.	Delaware
Wellsford Finance, L.L.C.	Delaware
Wellsford CRC Holding Corp.	Maryland
Clairborne Fordham Tower, LLC	Delaware
Creamer Vitale Wellsford L.L.C.	Delaware
Wellsford Fordham Tower, L.L.C.	Delaware
Wellsford Park Highlands Corp.	Colorado
Park at Highlands L.L.C.	Colorado
Red Canyon at Palomino Park L.L.C.	Colorado
Silver Mesa at Palomino Park L.L.C.	Colorado
Green River at Palomino Park L.L.C.	Colorado
Gold Peak at Palomino Park L.L.C.	Colorado
Palomino Park Telecom L.L.C.	Colorado
Parkside Café at Palomino Park, Inc.	Colorado
Palomino Park Owners Association	Colorado
Palomino Park Public Improvements Corp.	Colorado
Wellsford Commercial Properties Trust	Maryland
Wellsford Ventures, Inc.	Maryland
Reis Services, LLC	Maryland
Wellsford Mantua LLC	Delaware
East Lyme Housing Ventures, LLC	Delaware
Claverack Housing Ventures, LLC	Delaware
Orchards II Ventures LLC	Delaware

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in (i) the Registration Statement (Form S-8 No. 333-80539) of Reis, Inc. (the “Company”), pertaining to the Company’s 1998 Management Incentive Plan, and (ii) the Registration Statement (Form S-8 No. 333-151410) of the Company pertaining to the Company’s 2008 Omnibus Incentive Plan, of our report dated March 12, 2010 with respect to the consolidated financial statements of the Company, included in this Annual Report (Form 10-K) for the year ended December 31, 2009.

/s/ ERNST & YOUNG LLP

Chicago, Illinois March 12, 2010

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

Date: March 12, 2010
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

Date: March 12, 2010
	By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-K of Reis, Inc. (the “Company”) for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Lloyd Lynford, Chief Executive Officer of the Company, and Mark P. Cantaluppi, Chief Financial Officer of the Company, each certify, to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Lloyd Lynford
Lloyd Lynford Chief Executive Officer Reis, Inc.

/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Chief Financial Officer Reis, Inc.

March 15, 2010

This certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed as part of this Report.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.