Form 10-K/A
period 2009-12-31
Reis, Inc.
filed 2010-04-29
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The annual report (the “Original Report”) on Form 10-K of Reis, Inc. (“Reis” or the “Company”) for the year ended December 31, 2009 was originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010.  In the Original Report, portions of Part III were indicated as incorporated by reference to the Company’s definitive 2010 proxy statement.  This Amendment No. 1 is being filed solely to include responses to the items required by Part III, because the Company’s definitive 2010 proxy statement will not be filed on or before April 30, 2010 (i.e., within 120 days after the end of 2009) pursuant to the SEC’s Regulation 14A.  The Company’s Nominating and Corporate Governance Committee and Board of Directors are considering increasing the size of the Board of Directors by one or two members and have determined to delay the 2010 annual meeting of stockholders in order to be able to include these director nominees, if any, in the proxy statement for that meeting.

This Amendment No. 1 consists of a cover page, this explanatory note, a table of contents, Part III, Part IV (Items 15(a)(3) and Item 15(b) only), the signature page and the amended certifications of the principal executive officer and principal financial officer (Exhibits 31.1, 31.2 and 32.1).  Part III and Items 15(a)(3) and 15(b) are hereby amended and restated in their entirety.  This Amendment No. 1 does not amend or restate any other information contained in the Original Report.  In addition, it does not update the Original Report to reflect any events or circumstances occurring since its filing date, except that, where specifically noted in this Amendment No. 1, certain information may be provided as of a later date.

In this Amendment No. 1, we refer to the May 2007 merger between Wellsford Real Properties, Inc. (“Wellsford”), a Maryland corporation, and Reis, Inc. (“Private Reis”), a Delaware corporation, as the “Merger.” In connection with the Merger, Wellsford changed its name to “Reis, Inc.” and Private Reis merged into Reis Services, LLC (“Reis Services”), a Maryland limited liability company and a wholly owned subsidiary of Wellsford, and currently operates under the “Reis Services” name. In this Amendment No. 1, to avoid confusion, when we refer to events occurring prior to the Merger, we may use the term “Wellsford” to refer to the Company, and we may use the term “Private Reis” to refer to the Delaware corporation that was the predecessor to Reis Services.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Biographical Information

The executive officers and directors of the Company, their ages and their positions as of April 20, 2010 are as follows:

Name	Age	Positions and Offices Held

Jeffrey H. Lynford	62	Chairman of the Board and Director**
Lloyd Lynford	54	Chief Executive Officer, President and Director**
Jonathan Garfield	53	Executive Vice President and Director***
Mark P. Cantaluppi	39	Vice President, Chief Financial Officer
William Sander	43	Chief Operating Officer, Reis Services
Michael J. Del Giudice	67	Director*
Meyer S. Frucher	63	Director***
Edward Lowenthal	65	Director*
M. Christian Mitchell	55	Director**

*	Term expires during 2010.
**	Term expires during 2011.
***	Term expires during 2012.

Following is biographical information regarding the foregoing executive officers and directors:

Jeffrey H. Lynford, age 62, has been the Chairman of the Board and a director of Reis since the formation of Wellsford in January 1997. He was also the President and Chief Executive Officer of Wellsford from April 1, 2002 through May 2007.  He also served as chairman of the board and secretary of Wellsford’s former parent, Wellsford Residential Property Trust (the “Residential Trust”) from its formation in July 1992 through the consummation of its merger with Equity Residential (“EQR”) in May 1997.  Jeffrey Lynford currently serves as a trustee of New York University, vice-chairman of Polytechnic Institute of NYU and vice-chairman of the Global Heritage Fund, a nonprofit organization focused on preservation of archaeological and cultural heritage.  He is a member of the New York State Council on the Arts, a gubernatorial appointment. Jeffrey Lynford is a graduate of the State University of New York at Buffalo, the Woodrow Wilson School of Princeton University and the Fordham University School of Law.  He has extensive experience as a member of public company boards as well as capital markets, corporate finance, and real estate experience.  Jeffrey Lynford and Lloyd Lynford are brothers.

Lloyd Lynford, age 54, has been President, Chief Executive Officer and a director of Reis since May 2007. Lloyd Lynford was a co-founder of Private Reis. From 1981 through May 2007, Lloyd Lynford was the president, chief executive officer and treasurer, as well as a member of the board of directors, of Private Reis. Lloyd Lynford served on the board of the Real Estate Research Institute from 1993 to 1997 and served as its president from 1996 to 1997. He has lectured at The Wharton School, Berkeley, MIT, New York University, Columbia University, and Cambridge University.  Lloyd Lynford graduated magna cum laude from Brown University.  He has extensive expertise in commercial real estate markets and in developing and marketing analytical products to decision makers in the real estate capital markets.  Jeffrey Lynford and Lloyd Lynford are brothers.

Jonathan Garfield, age 53, has been Executive Vice President and a director of Reis since May 2007. Mr. Garfield was a co-founder of Private Reis. From 1981 through May 2007, Mr. Garfield was executive vice president and secretary, as well as a member of the board of directors, of Private Reis. Mr. Garfield created the initial applications and the database which contains Reis’s time series data on the property, neighborhood and metropolitan levels. He led the initial transition to electronic delivery of Reis’s information products by managing the design, production, testing and maintenance of Reis’s flagship product, Reis SE. Mr. Garfield oversaw Private Reis’s corporate reporting, including legal, accounting, audit, tax and financing issues. Mr. Garfield graduated cum laude from Pomona College.  He has extensive experience in information management, database technology and analytical product development, as well as with the real estate markets, developed in his nearly 30 years with Reis.

        Mark P. Cantaluppi, age 39, has been Vice President (since November 1999) and Chief Financial Officer (since March 2006) of Reis. Previously, Mr. Cantaluppi was Chief Accounting Officer and Director of Investor Relations since December 2000. He joined Wellsford in November 1999 as Vice President, Controller and Director of Investor Relations. From January 1998 to November 1999, he was the assistant controller of Vornado Realty Trust, a diversified REIT. From 1993 to 1998, Mr. Cantaluppi worked for Ernst & Young LLP, a public accounting firm, where he attained the level of manager. Mr. Cantaluppi is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Cantaluppi is a graduate of Villanova University.

William Sander, age 43, has been Chief Operating Officer of Reis Services since May 2007. From 2001 through May 2007, Mr. Sander was Chief Operating Officer of Private Reis. Mr. Sander has overall responsibility for the day-to-day operations of Reis Services and supervision of all departments within Reis Services. Prior to joining Private Reis, Mr. Sander was a senior vice president of product management for Primark Corporation, a company that provides content and software to the financial services industry. Mr. Sander is a graduate of Marietta College.

Michael J. Del Giudice, age 67, has been a director of Reis since May 2007. Mr. Del Giudice founded and has served as a senior managing director of Millennium Capital Markets LLC, which specializes in advising and financing corporate, energy, real estate and investment management clients, since 1996. Mr. Del Giudice has also been the chairman and managing director of Rockland Capital Energy Investments LLC, a company which acquires and restructures independent power projects in North America and Europe, since 2003. In addition, Mr. Del Giudice serves as the lead independent director of Consolidated Edison Inc., vice chairman of the board of trustees of the New York Racing Authority and Chairman of the Governor’s Committee on Scholastic Achievement, an educational non-profit group. Mr. Del Giudice is also the lead independent director of Barnes & Noble, Inc. and Fusion Telecommunications International, Inc., and a member of the board of advisors of Corinthian Capital Group, LLC, a private investment fund.  He has extensive investment banking, corporate restructuring, corporate governance and governmental experience.

Meyer “Sandy” Frucher, age 63, has been a director of Reis since June 2000. Mr. Frucher has served as vice chairman of The Nasdaq OMX Group since July 2008 and as chairman of the New York City Off-Track Betting Corp. (the “OTB”) since June 2009.  The OTB filed for bankruptcy in December 2009.  He served as chairman and chief executive officer of the Philadelphia Stock Exchange from June 1998 through the acquisition of the Philadelphia Stock Exchange by The Nasdaq OMX Group in July 2008.  From September 1997 through July 2008, Mr. Frucher also served on the Philadelphia Stock Exchange’s board of governors. From 1988 to 1997, Mr. Frucher was executive vice president-development of Olympia & York Companies (U.S.A.) and coordinated and oversaw all of Olympia & York’s development projects in the United States. From 1988 to 1999, Mr. Frucher was trustee and then chairman of the New York City School Construction Authority. From 1984 to 1988, he was president and chief executive officer of Battery Park City Authority.  Mr. Frucher serves on the board of The Options Clearing Corporation, the OTB, the Saratoga Performing Arts Center, the PHLX Foundation and the Battery Park Conservancy. He has extensive capital markets and corporate finance experience, as well as expertise in the areas of government/labor relations and strategic planning.

Edward Lowenthal, age 65, has been a director of Reis since the formation of Wellsford in January 1997. Mr. Lowenthal served as the President and Chief Executive Officer of Wellsford from its formation until his retirement on March 31, 2002. He served as director of Private Reis from 2000 through the merger in May 2007. Mr. Lowenthal served as the president and chief executive officer and as a trustee of the Residential Trust from its formation in July 1992 until the consummation of its merger with EQR in May 1997. Mr. Lowenthal is president of Ackerman Management LLC, a real estate advisory and investment firm. Mr. Lowenthal currently serves as a director of Omega Healthcare Investors, Inc., a healthcare real estate investment trust, or REIT, American Campus Communities, Inc., a student housing REIT, and Homex Development Corp., a Mexican home builder. He is the non-executive chairman of the board of Tiburon Lockers, Inc., a private company that owns and operates concession rental lockers. He is also a trustee of the Manhattan School of Music.  He has developed industry experience through his service on the Private Reis board (prior to the Merger) and the Reis board following the Merger, and also has extensive public company board experience.

       M. Christian Mitchell, age 55, has been a director of Reis since May 2007. Mr. Mitchell has been a member of the board of directors of Special Value Opportunities Fund, LLC, a closed-end SEC registered investment company, since 2004, where he is also the designated financial expert and chairman of the audit committee, as well as a member of the transaction committee. Furthermore, Mr. Mitchell is also an investor in, and has served on the board of directors of, First Chicago Bancorp, Inc., a bank holding company in Chicago, Illinois, since 2006. Mr. Mitchell serves on the risk committee, and is the chair of the audit committee, of First Chicago.  Mr. Mitchell was a member of the board of directors of Hanmi Financial Corporation (and its wholly-owned subsidiary, Hanmi Bank), a bank serving primarily the Korean-American community, from 2004 through 2007. He was the designated financial expert and chairman of the audit committee, as well as a member of the finance and planning committee and the compliance committee, of Hanmi Bank.  Mr. Mitchell is vice chairman of Marshall and Stevens Incorporated, a national valuation consulting firm, where he has served on the board of directors since December 2008.  He has also served as a member of the board of directors of Grandpoint Capital, a bank holding company in formation located in Los Angeles, since March 2010.  Mr. Mitchell also has served as president of the National Association of Corporate Directors, Southern California Chapter, since 2007 and has been an adjunct accounting professor at the University of Redlands since 2006.  Mr. Mitchell was with Deloitte & Touche LLP from 1977 to 1985 and 1987 to 2003, and served as the national managing partner, Mortgage Banking/Finance Companies Practice, from 2001 to 2003.  He has extensive accounting and finance, banking and real estate finance, and corporate governance experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Reis’s executive officers and directors, and persons who own more than 10% of any registered class of Reis’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish Reis with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to Reis from the individuals required to file the reports, Reis believes that each of Reis’s executive officers and directors has complied with applicable reporting requirements for transactions in Reis’s common stock during the fiscal year ended December 31, 2009, except that, as a result of an inadvertent sale of 310 shares of common stock in Jeffrey Lynford’s 401(k) account, a Form 4 filing (filed on November 12, 2009) was reported late on his behalf.  All transactions and holdings are currently reported and reflected in this Amendment No. 1.

Code of Business Conduct and Ethics

Reis has adopted a Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees (the “Code of Ethics”) and a Policy for Protection of Whistleblowers from Retaliation (the “Whistleblower Policy”). The Code of Ethics is a set of written standards reasonably designed to deter wrongdoing and to ensure that Reis’s directors, officers and employees meet the highest standards of ethical conduct. The Code of Ethics requires that Reis’s directors, officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, not engage in insider trading, not use Reis’s resources for personal gain, conduct business in an honest and ethical manner and otherwise act with integrity and in Reis’s best interest. Under the terms of the Code of Ethics, directors, officers and employees are required to report any conduct they believe in good faith to be an actual or apparent violation of the Code of Ethics.

As a mechanism to encourage compliance with the Code of Ethics, Reis has adopted the Whistleblower Policy, which contains procedures to receive, treat and retain complaints regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Whistleblower Policy also prohibits Reis from retaliating against any director, officer or employee who reports actual or apparent violations of the Code of Ethics.

Copies of the Code of Ethics and the Whistleblower Policy can be found under “Corporate Governance/Documents & Charters” at the Investor Relations portion of Reis’s website (www.reis.com).  A description of any substantive amendment of the Code of Ethics, or any waiver under the Code of Ethics applicable to Reis’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be disclosed at the same location.

Audit Committee

The Audit Committee selects and retains (subject to approval by the Company’s stockholders) the independent registered public accounting firm for Reis, reviews the scope of the work of the independent registered public accounting firm and their reports, and reviews the activities and actions of Reis’s accounting staff in its preparation of financial statements and review of internal control over financial reporting. The board of directors has designated Mr. Mitchell as an “audit committee financial expert” under the rules of the SEC.  In addition to being independent generally, as set forth under “—Independent Directors,” Messrs. Mitchell, Frucher and Lowenthal each satisfy the additional independence requirements for audit committee members under the listing standards of the Nasdaq Stock Market.

Item 11.  Executive Compensation.

Summary Compensation Table

Since we are a smaller reporting company, our named executive officers include our principal executive officer (Lloyd Lynford for 2009), our two other most highly compensated executive officers as of the end of the last fiscal year (Messrs. Garfield and Sander for 2009), and up to two additional individuals for whom disclosures would have been required if they were serving as an executive officer at the end of the last fiscal year (Mr. Strong for 2009). Although not required by the applicable SEC rules, we have included Mr. Cantaluppi as a named executive officer, since he is our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)(A)	Bonus ($)(B)	Stock Awards ($)(C)	Option Awards ($)(D)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(E)	Total ($)

Lloyd Lynford — Chief Executive Officer	2009	$645,000	$168,750	$284,722	$—	$—	$—	$2,450	$1,100,922
and President	2008	$645,000	$76,647	$475,333	$—	$114,603	$—	$2,300	$1,313,883

Jonathan Garfield —	2009	$500,000	$168,750	$183,322	$—	$—	$—	$2,450	$854,522
Executive Vice President	2008	$500,000	$76,647	$241,333	$—	$114,603	$—	$2,300	$934,883

William Sander —
Chief Operating Officer	2009	$444,000	$17,000	$92,095	$111,720	$—	$—	$2,450	$667,265
of Reis Services	2008	$444,000	$15,630	$39,900	$111,720	$23,370	$—	$2,300	$636,920

Mark P. Cantaluppi —
Vice President,	2009	$349,500	$14,750	$43,526	$55,860	$—	$—	$2,500	$466,136
Chief Financial Officer	2008	$349,500	$12,925	$19,000	$55,860	$19,325	$—	$2,500	$459,110

David M. Strong —
Former Senior Vice	2009	$208,400	$309,516	$—	$—	$—	$—	$—	$517,916
President —Development	2008	$841,875	$427,000	$—	$—	$—	$—	$2,500	$1,271,375

(A)	Includes base salary and contractual minimum bonuses. Contractual minimum bonuses for 2009 were paid in January 2010. Contractual minimum bonuses for 2008 were paid in December 2008.

(B)
Includes discretionary bonuses in excess of contractual minimum bonuses and non-equity incentive plan compensation. Discretionary bonuses for 2009 were paid in March 2010.  Discretionary bonuses for 2008 were paid in February 2009.

(C)
Represents total compensation expense recognized for RSUs granted to each named executive officer. The grant date fair market value of the RSUs used to calculate these amounts is the same as that used for stock-based compensation disclosure in the consolidated financial statements included in Reis’s annual report on Form 10-K for the year ended December 31, 2009.  For Lloyd Lynford, the 2009 amount includes $46,542 of expense relating to restricted stock units (“RSUs”) granted in February 2009 (the “2009 Grant”), $50,400 of expense relating to RSUs granted in February 2008 (the “2008 Grant”) and $187,780 of expense relating to performance-based RSUs granted in May 2007 (the “2007 Grant”); and the 2008 amount includes $42,000 of expense relating to the 2008 Grant and $433,333 of expense relating to the 2007 Grant. For Mr. Garfield, the 2009 amount includes $46,542 of expense relating to the 2009 Grant, $50,400 of expense relating to the 2008 Grant and $86,380 of expense relating to the 2007 Grant; and the 2008 amount includes $42,000 of expense relating to the 2008 Grant and $199,333 of expense relating to the 2007 Grant. For Mr. Sander, the 2009 amount includes $44,215 of expense relating to the 2009 Grant and $47,880 of expense relating to the 2008 Grant; and the 2008 amount includes $39,900 of expense relating to the 2008 Grant. For Mr. Cantaluppi, the 2009 amount includes $20,726 of expense relating to the 2009 Grant and $22,800 of expense relating to the 2008 Grant; and the 2008 amount includes $19,000 of expense relating to the 2008 Grant. The 2007 Grant had a grant date fair value of $10.40 per share; the 2008 Grant had a grant date fair value $7.20 per share; and the 2009 Grant had a grant date fair value of $4.76 per share.  The closing price of Reis’s common stock was $5.75 per share on April 20, 2010.

(D)
The amounts reflected in this column are the amounts of total compensation expense recognized in 2008 and 2009 for stock options granted in 2007 to each named executive officer. These options have an exercise price of $10.40 per share. The grant date fair market value of the stock options used to calculate these amounts is the same as that used for stock-based compensation disclosure in the consolidated financial statements included in Reis’s annual report on Form 10-K for the year ended December 31, 2009.

(E)
The amounts presented represent matching contributions into the Company’s 401(k) plans and do not reflect any perquisites as the aggregate value of perquisites for each executive officer was less than $10,000.

Employment Agreements

Each of the named executive officers (other than Mr. Strong, whose contract has expired) has entered into an employment agreement governing his compensation and related arrangements with Reis and/or Reis Services.  The following summaries are not complete descriptions of the employment agreements.  Each agreement is filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.  The Compensation Committee is currently negotiating new employment agreements with Lloyd Lynford and Messrs. Garfield, Sander and Cantaluppi. We cannot assure you that new contracts with these executive officers will be negotiated in a timely manner or at all, nor can we anticipate the final agreed upon terms of any such agreement. Any new employment agreements entered into with these individuals will be filed as exhibits to a current report on Form 8-K.

Lloyd Lynford.  Lloyd Lynford’s employment agreement provides for him to be employed as President and Chief Executive Officer of Reis and Reis Services for a three year term expiring on May 30, 2010. Under the agreement, he is entitled to a salary of $375,000 per year and a minimum cash bonus of $270,000 per year. The agreement also entitled him to receive the 100,000 performance-based RSUs granted to him at the time of the Merger.  It is expected that the performance criteria for these RSUs will be met and that the underlying shares will vest and be delivered in full as of May 30, 2010.

Jonathan Garfield.  Mr. Garfield’s employment agreement provides for him to be employed as Executive Vice President of Reis and Reis Services for a three year term expiring on May 30, 2010. Under the agreement, he is entitled to a salary of $375,000 per year and a minimum cash bonus of $125,000 per year. The agreement also entitled him to receive the 46,000 performance-based RSUs granted to him at the time of the Merger. It is expected that the performance criteria for these RSUs will be met and that the underlying shares will vest and be delivered in full as of May 30, 2010.

William Sander.  Mr. Sander’s employment agreement provides for him to be employed as Chief Operating Officer of Reis Services for a three year term expiring on May 30, 2010. Under the agreement, he is entitled to a salary of $289,850 per year and a minimum cash bonus of $145,000 per year.  The agreement also entitled him to receive $157,500 at the time of the Merger, an additional $157,500 in November 2007 and the 150,000 stock options granted to him at the time of the Merger.

Mark P. Cantaluppi.  Mr. Cantaluppi’s employment agreement provides for him to be employed as Vice President and Chief Financial Officer of Reis and Chief Financial Officer of Reis Services for a three year term expiring on May 30, 2010. Under the agreement, he is entitled to a salary of $225,000 per year and a minimum annual cash bonus equal to 50% of his salary.  The agreement also entitled him to receive the 75,000 options granted to him at the time of the Merger.

General. Each of the above employment agreements sets forth circumstances under which Reis may terminate the relevant executive officer with and without cause, and the payments owed to each executive officer in each case. In addition, all options and RSUs granted to the above executive officers immediately vest upon the death or disability of the executive officer or a change of control of Reis.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to our named executive officers during 2009. The equity awards granted in 2009 identified in the table below are also reported under “— Outstanding Equity Awards at Fiscal Year End — Named Executive Officers.”

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(A)					Exercise or Base Price of Option Awards ($/Share)
											Grant Date Fair Value of Stock and Option Awards(B)
												Current Market Value(C)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Lloyd Lynford	2/4/09	$—	$—	$—	—	32,000	32,000	—	—	—	$152,320	$184,000
Jonathan Garfield	2/4/09	$—	$—	$—	—	32,000	32,000	—	—	—	$152,320	$184,000
William Sander	2/4/09	$—	$—	$—	—	32,000	32,000	—	—	—	$152,320	$184,000
Mark P. Cantaluppi	2/4/09	$—	$—	$—	—	15,000	15,000	—	—	—	$71,400	$86,250
David M. Strong	—	$—	$—	$—	—	—	—	—	—	—	$—	$—

(A)	Represents RSUs granted to the named executive officers. The RSUs vest in three equal annual installments, beginning on February 4, 2010.

(B)	Based on the closing price of Reis’s common stock of $4.76 per share on the grant date.

(C)	Based on the closing price of Reis’s common stock of $5.75 per share on April 20, 2010.

Outstanding Equity Awards at Fiscal Year End — Named Executive Officers The following table reflects all outstanding equity awards to Reis’s named executive officers as of December 31, 2009.

								Stock Awards
	Option Awards									Equity IncentivePlan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(A)
					Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)			Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(A)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable			Option Exercise Price ($)	Option Expiration Date

Lloyd Lynford	—		—		—	$—	—	46,000	$282,900	100,000	(B)	$615,000
Jonathan Garfield	—		—		—	$—	—	46,000	$282,900	46,000	(B)	$282,900
William Sander	60,000	(C)	90,000	(C)	—	$10.40	5/29/17	46,000	$282,900	—		$—
Mark P. Cantaluppi	30,000	(C)	45,000	(C)	—	$10.40	5/29/17	21,667	$133,252	—		$—
David M. Strong	—		—		—	$—	—	—	$—	—		$—

(A)	Based upon the closing price of Reis’s common stock of $6.15 per share on December 31, 2009.

(B)
These performance-based RSUs vest in three equal annual installments, if certain levels of Reis Services EBITDA growth ranging from 10% to 30% are met each year or cumulatively during the three year period.

(C)
The stock options were granted at an exercise price of $10.40 per share, which is equal to the closing price of Reis’s common stock on the date of the Merger and vest in five equal annual installments.

Option Exercises and Stock Vested in 2009 The following table reflects the stock options exercised by the named executive officers, and stock awards vested, during 2009.

	Option Awards			Stock Awards (A)
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($) (A)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (B)

Lloyd Lynford	—		$—	7,000	(C)	$28,070
Jonathan Garfield	—		$—	7,000	(C)	$28,070
William Sander	—		$—	7,000	(D)	$28,070
Mark P. Cantaluppi	17,723	(E)	$25,698	3,333		$13,365
David M. Strong	21,268	(F)	$29,775	—		$—

(A)
Based on the difference between (i) $6.00, the average of the high and low sales prices of the common stock on September 27, 2009, the date immediately prior to the date of exercise, and (ii) the exercise price of the options exercised.

(B)	Based on $4.01, the closing price of the common stock on February 27, 2009, the date immediately prior to the date of vesting.
(C)
During 2009, Lloyd Lynford and Mr. Garfield vested in the second third of their May 2007 performance-based RSU award (but delivery of shares does not occur until May 2010).  The amounts presented in the table do not include these performance-based RSUs.

(D)	Mr. Sander forfeited 2,933 of these shares to Reis in payment of tax liability.
(E)	Mr. Cantaluppi tendered 13,439 shares of common stock he previously owned to pay the exercise price for these options.
(F)	Mr. Strong tendered 16,305 shares of common stock he previously owned to pay the exercise price for these options.

Pension Benefits

Reis does not have a pension plan.  Through the end of December 31, 2009, the Company had two separate defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. For the historic Wellsford plan, employer contributions, if any, were made based upon a discretionary amount determined by the Company’s management. For the historic Private Reis plan, the Company matches contributions up to 1% of employees’ salaries (calculated as 25% of the employee’s contribution, capped at 4% of the employee’s salary). As of the end of 2009, the Company terminated the historic Wellsford plan and all current employees participating in the Wellsford plan were transferred to the historic Private Reis plan.

Compensation of Directors

Director Compensation Generally.  Reis has worked, in the past, with an independent compensation consultant for assistance in structuring the compensation paid to non-employee directors and benchmarking that compensation against Reis’s peers. The following table sets forth the applicable annual retainers and fees payable to non-employee directors in cash for their service on Reis’s board of directors (and committees thereof):

Type of Cash Compensation	Amount

Annual board member retainer	$36,800
Board meeting participation fee (for each meeting in excess of six in any calendar year)	1,000
Audit Committee retainer (member other than chairperson)	10,000
Audit Committee retainer (chairperson)	15,000
Compensation Committee retainer (member other than chairperson)	2,000
Compensation Committee retainer (chairperson)	6,000
Nominating and Corporate Governance Committee retainer (member other than chairperson)	2,000
Nominating and Corporate Governance Committee retainer (chairperson)	6,000

In addition, non-employee directors receive annual RSU grants having a value of $46,000. These grants are made in four installments of $11,500 each, effective at the end of each calendar quarter and delivered promptly thereafter. The number of RSUs issuable each quarter is determined by dividing the closing price for Reis’s common stock on the last trading day of the calendar quarter into $11,500.  The RSUs are immediately vested upon grant, but directors do not receive the shares of stock underlying the RSUs until six months after termination of service as a director of Reis.

         In establishing the non-employee director compensation structure, the intent of the Compensation Committee was that directors, on average, receive approximately 50% of their annual compensation in cash and 50% in RSUs.

2009 Director Compensation.  The following table sets forth the compensation earned or paid to the Company’s non-employee directors for their board service during 2009. As employee directors, Jeffrey Lynford, Lloyd Lynford and Mr. Garfield did not receive any compensation for their board service during 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(A)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensations Earnings ($)	All Other Compensation ($)	Total ($)

Bonnie R. Cohen (B)	$17,784	$21,083	$—	$—	$—	$—	$38,867
Douglas Crocker II (B)	$21,450	$21,083	$—	$—	$—	$—	$42,533
Michael J. Del Giudice	$44,800	$46,000	$—	$—	$—	$—	$90,800
Meyer S. Frucher	$50,217	$46,000	$—	$—	$—	$—	$96,217
Edward Lowenthal	$48,800	$46,000	$—	$—	$—	$—	$94,800
M. Christian Mitchell	$53,800	$46,000	$—	$—	$—	$—	$99,800

(A)
Represents RSUs granted to each non-employee director in respect of the four calendar quarters of 2009, including RSUs granted in early January 2010 related to the fourth quarter of 2009.  Does not include 2,300 RSUs granted to each non-employee director on January 1, 2009 with respect to fourth quarter 2008 service on the board of directors.

(B)	Ms. Cohen and Mr. Crocker each served as a director through June 11, 2009.

Outstanding Equity Awards at Fiscal Year End — Directors. The following table sets forth all outstanding option and stock awards held by Reis’s current non-employee directors as of December 31, 2009:

						Stock Awards (A)
	Option Awards							Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(B)	Market Value of Shares or Units of Stock That Have Not Vested ($)(B)
Michael J. Del Guidice	—	—	—	$—	—	19,825	$121,924	—	$—
Meyer S. Frucher (C)	8,862	—	—	$4.43	12/7/10	19,825	$121,924	—	$—
	8,862	—	—	$5.43	12/6/11	—	$—	—	$—
	8,862	—	—	$4.46	12/30/12	—	$—	—	$—
	8,862	—	—	$5.24	12/30/13	—	$—	—	$—
	8,862	—	—	$4.09	12/30/14	—	$—	—	$—
Edward Lowenthal	—	—	—	$—	—	19,825	$121,924	—	$—
M. Christian Mitchell	—	—	—	$—	—	19,825	$121,924	—	$—

(A)	Does not reflect 1,869 RSUs granted to each non-employee director on January 1, 2010 with respect to fourth quarter 2009 service on the board of directors.

(B)
Represents RSUs that are immediately vested upon grant, but with respect to which directors do not receive the shares of stock underlying the RSUs until six months after termination of service as a director of Reis.  The market value is based on the closing price for Reis’s common stock of $6.15 per share on December 31, 2009.

(C)	Mr. Frucher has assigned all of his interest in the options and RSUs granted to him to a trust for the benefit of a family member.

Director and Officer Indemnification

Reis’s bylaws provide that, to the maximum extent permitted by the Maryland General Corporation Law, Reis will indemnify, and will advance or reimburse, for expenses (including attorneys’ fees) related to a determination of liability for any individual (1) who is or was a director or officer of Reis and/or any of its subsidiaries and is subject to liability in that capacity or (2) who, while a director of Reis, served at Reis’s request as a director, officer, trustee, owner, or in a management position for another entity and is subject to liability in that capacity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information for each of Reis’s compensation plans at December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders:
1998 Plan	363,552	(B)	$7.56	—
2008 Plan	246,736		$—	817,137	(C)
	610,288		$7.56	817,137	(C)
Equity compensation plans not approved by stockholders:
2007 inducement grants	371,000	(D)	$10.40	—
Total	981,288		$8.91	817,137	(C)

(A)	The weighted average exercise price does not take into account the shares issuable upon vesting or delivery of outstanding RSUs, which have no exercise price.

(B)	Includes 248,620 shares issuable upon exercise of stock options and 114,932 shares issuable upon vesting of RSUs (or, with respect to RSUs granted to non-employee directors, delivery of RSUs).

(C)
Availability reflects reductions related to grants under the 2008 Plan offset by increases related to expirations and forfeitures under the 2008 Plan and the 1998 Plan, as permitted under the 2008 Plan.

(D)	Includes 225,000 shares issuable upon exercise of stock options and 146,000 shares issuable upon vesting of RSUs.

The 1998 Plan expired on March 10, 2008, and no new grants may be made thereunder.

Stock Ownership

The following table sets forth information regarding the beneficial ownership of Reis common stock by each director of Reis, by each executive officer of Reis (including David M. Strong, because he is a “named executive officer” for purposes of this Amendment No. 1, even though he is no longer employed by Reis), by all directors and executive officers (including Mr. Strong) of Reis as a group and by each person known by Reis to be the beneficial owner of more than 5% of Reis’s outstanding common stock as of April 10, 2010 (except as otherwise noted). Each person named in the table has sole voting and investment power with respect to all shares of Reis common stock shown as beneficially owned by such person, except as otherwise noted.

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Class(2)

Directors and Executive Officers:
Lloyd Lynford(3)	1,197,518	11.4%
Jonathan Garfield(4)	807,054	7.7%
Jeffrey H. Lynford(5)	575,570	5.5%
David M. Strong(6)	238,677	2.3%
Edward Lowenthal(7)(8)	146,469	1.4%
William Sander(9)	112,085	1.1%
Mark P. Cantaluppi(10)	69,428	*
Meyer S. Frucher(7)(11)	44,310	*
Michael J. Del Giudice(7)	12,500	*
M. Christian Mitchell(7)	6,900	*
All directors and executive officers as a group (10 persons)(12)	3,210,511	29.8%

5% Holders:(13)
Southwell Partners, L.P.(14) 1901 North Akard, 2nd Floor Dallas, Texas 75201	926,911	8.9%
Davidson Kempner Partners(15) 65 East 55th Street, 19th Floor New York, New York 10022	847,870	7.9%
The Charles A. Sammons 1987 Charitable Remainder Trust-Number 2(16) 5949 Sherry Lane, Suite 1900 Dallas, Texas 75225-6553	640,402	6.1%

*	Less than 1.0%

(1)	Unless otherwise indicated, the address of each person is c/o Reis, Inc., 530 Fifth Avenue, 5th Floor, New York, New York 10036.

(2)
Percentages with respect to each person or group of persons have been calculated on the basis of 10,439,783 shares of Reis’s common stock outstanding on April 10, 2010, plus the number of shares of Reis’s common stock which such person or group of persons has the right to acquire within 60 days after April 10, 2010 by the exercise of stock options or the vesting of RSUs.

(3)
Includes 66,666 shares of common stock issuable with respect to RSUs that have vested and 33,334 shares of common stock issuable with respect to RSUs that vest within 60 days of April 10, 2010.  Does not include 58,334 shares of common stock issuable with respect to RSUs that may vest at a later date.

(4)
Includes 104,015 shares of common stock held by the Jonathan Garfield 2009 Grantor Retained Annuity Trust (the “Garfield GRAT”), an irrevocable trust whose trustee is Celia J. Hartmann, the wife of Mr. Garfield. Since Mr. Garfield’s wife is the trustee of the Garfield GRAT and Mr. Garfield is the primary beneficiary of the Garfield GRAT, Mr. Garfield may be deemed to indirectly beneficially own the shares of common stock held by the Garfield GRAT. Also includes 30,666 shares of common stock issuable with respect to RSUs that have vested and 15,334 shares of common stock issuable with respect to RSUs that vest within 60 days of April 10, 2010.  Does not include 58,334 shares of common stock issuable with respect to RSUs that may vest at a later date.

(5)
Includes 164,787 shares of common stock held in a non-qualified deferred compensation trust with respect to which Jeffrey Lynford will not have voting power until the shares of common stock are distributed from the deferred compensation account. Jeffrey Lynford and Mr. Lowenthal are the trustees, among others, of the non-qualified deferred compensation trust. Also includes 17,956 shares of common stock held by the Lynford Family Charitable Trust; Jeffrey Lynford disclaims beneficial ownership of such shares. Also includes 3,554 shares of common stock held in Jeffrey Lynford’s Keogh account.

(6)	Mr. Strong’s employment with the Company terminated effective October 31, 2009.

(7)
Does not include 23,690 shares of common stock issuable with respect to RSUs that are fully vested but are not deliverable until six months following the director’s termination of service as a director.

(8)
Includes 92,700 shares of common stock held in a non-qualified deferred compensation trust with respect to which Mr. Lowenthal will not have voting power until the shares of common stock are distributed from the deferred compensation account. Jeffrey Lynford and Mr. Lowenthal are the trustees, among others, of the non-qualified deferred compensation trust. Also includes 13,769 shares of common stock held through a family trust with respect to which Mr. Lowenthal disclaims beneficial ownership. Also includes 1,000 shares of common stock held in Mr. Lowenthal’s Keogh account.

(9)
Includes 60,000 shares of common stock issuable upon the exercise of options that were exercisable at April 10, 2010 and 30,000 shares of common stock issuable upon the exercise of options that become exercisable within 60 days of April 10, 2010.  Does not include 60,334 shares of common stock issuable with respect to RSUs that may vest at a later date and 60,000 shares of common stock issuable upon the exercise of options that may become exercisable at a later date.

(10)
Includes 30,000 shares of common stock issuable upon the exercise of options that were exercisable at April 10, 2010 and 15,000 shares of common stock issuable upon the exercise of options that become exercisable within 60 days of April 10, 2010.  Does not include 29,334 shares of common stock issuable with respect to RSUs that may vest at a later date and 30,000 shares of common stock issuable upon the exercise of options that may become exercisable at a later date.

(11)
Consists of 44,310 shares of common stock issuable upon the exercise of options that were exercisable at April 10, 2010. Mr. Frucher has assigned all of his interest in the options and RSUs granted to him to a trust for the benefit of a family member. He does not retain control over the underlying common stock; therefore, he disclaims beneficial ownership of these shares.

(12)	Includes the shares of common stock referred to in footnotes (3) through (10) above.

(13)	This information is based solely upon our review of the most recent Schedule 13D or 13G filings, or amendments thereto, or Forms 3, 4 or 5 filed with the SEC by April 20, 2010.

(14)
Based on information contained in Amendment No. 3 to Schedule 13G filed on February 10, 2010, jointly filed by and on behalf of Southwell Partners, L.P.; Southwell Management, L.P.; Southwell Holdings, LLC; and Wilson S. Jaeggli.  Each reporting person indicated that it has sole voting and dispositive power with respect to the 926,911 shares of common stock reported. Southwell Management, L.P. is the general partner of Southwell Partners, L.P. and may be deemed to beneficially own securities owned and/or held by and/or for the account and/or benefit of Southwell Partners, L.P. Southwell Holdings, LLC is the general partner of Southwell Management, L.P. and may be deemed to beneficially own securities owned and/or held by and/or for the account and/or benefit of Southwell Management, L.P. Mr. Jaeggli is the managing director of Southwell Holdings, LLC and may be deemed to beneficially own securities owned and/or held by and/or for the account and/or benefit of Southwell Holdings, LLC.

(15)
Based on information contained in Amendment No. 4 to Schedule 13G filed on February 17, 2009, jointly filed by and on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”); Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”); M. H. Davidson & Co., a New York limited partnership (“CO”); Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”); Serena Limited, a Cayman Islands corporation (“Serena”); MHD Management Co., a New York limited partnership and the general partner of DKP (“MHD”); Davidson Kempner Advisers Inc., a New York corporation and the general partner of DKIP (“DKAI”), which is registered as an investment adviser with the Securities and Exchange Commission; Davidson Kempner International Advisors, L.L.C., a Delaware limited liability company and the manager of DKIL and Serena (“DKIA”); and Messrs. Thomas L. Kempner, Jr., Marvin H. Davidson, Stephen M. Dowicz, Scott E. Davidson, Michael J. Leffell, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman and Conor Bastable (collectively, the “DKPrincipals”), who are the general partners of CO and MHD, the sole managing members of DKIA and the sole stockholders of DKAI (collectively, the “Davidson Kempner Parties”). DKP is the beneficial owner of 159,400 shares. MHD may be deemed to beneficially own the 159,400 shares of common stock beneficially owned by DKP as a result of its voting and dispositive power over those shares. DKIP is the beneficial owner of 261,994 shares of common stock. DKAI may be deemed to beneficially own the 261,994 shares of common stock beneficially owned by DKIP as a result of its voting and dispositive power over those shares. CO is the beneficial owner of 22,045 shares of common stock. DKIL is the beneficial owner of 404,431 shares of common stock. DKIA may be deemed to beneficially own the 404,431 shares of common stock beneficially owned by DKIL as a result of its voting and dispositive power over those shares. Serena does not beneficially own any shares. The Principals may be deemed to beneficially own an aggregate of 847,870 shares of common stock as a result of their voting and dispositive power over the 847,870 shares of common stock beneficially owned by DKP, DKIP, DKIL, and CO. All parties have asserted shared voting and dispositive power with respect to the respective shares owned by them.

(16)
Based on information contained in Amendment No. 3 to Schedule 13D filed on October 21, 2009, jointly filed by and on behalf of The Charles A. Sammons 1987 Charitable Remainder Trust-Number 2, a charitable trust formed in the State of Texas (the “Sammons Trust”); Sammons Enterprises, Inc., a Delaware corporation (“Sammons”); Consolidated Investment Services, Inc., a Nevada corporation (“Consolidated”); Sammons Venture Properties, Inc., a Delaware corporation (“SVP”); Sammons Financial Group, Inc., a Delaware corporation (“Sammons Financial”); North American Company for Life and Health, an Illinois insurance company (“NACLH”); Nacolah Ventures, LLC, a Delaware limited liability company (“Nacolah”); Grizzly Bear, LLC, a Delaware limited liability company (“Grizzly Bear”); Bear Hunter, L.P., a Texas limited partnership (“Bear Hunter”); Bear Investor Joint Venture, a Texas general partnership (“Bear Investor”); and certain other parties who, as a result of transactions described in the amendment to the Schedule 13D, are no longer reporting persons under the Schedule 13D. Each of Bear Investor, Bear Hunter, Grizzly Bear, Nacolah, NACLH and Sammons Financial indicated that it has shared voting and dispositive power with respect to 441,263 shares of common stock. SVP indicated that it has sole voting and dispositive power with respect to 202,250 shares of common stock. Each of Consolidated, Sammons and the Sammons Trust indicated that it has shared voting and dispositive power with respect to 640,402 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Reis’s Code of Ethics provides for the avoidance of situations that create an actual or potential conflict between a director’s, officer’s or employee’s personal (or business) interests and the interests of Reis. The Code of Ethics requires the disclosure of such information to Reis’s General Counsel and/or Chief Financial Officer. In accordance with the policies set forth in the Code of Ethics, the practice of the General Counsel and the Chief Financial Officer is to bring all situations involving an actual or potential conflict of interest to the attention of the board of directors, which then reviews the matter. The standard applied by the board of directors seeks to ensure that the terms of any related party transaction are at least arm’s length and otherwise fair and in the best interests of Reis.

The Audit Committee is responsible for reviewing and approving all related party transactions from time to time. The Company’s legal and accounting staff are primarily responsible for identifying potential related party transactions and for determining whether such transactions should be brought to the Audit Committee. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote for approval or ratification of the transaction. We have disclosed below any material related party transactions, as required by SEC rules, as well as other transactions deemed to be potentially relevant to stockholders. In addition, Reis discloses transactions with affiliates and related party transactions, as appropriate, in the footnotes to its financial statements.

Independent Directors

The Company’s board of directors was comprised of seven directors at December 31, 2009. The board of directors has determined that the following directors are independent directors under the listing standards of the Nasdaq Stock Market: Messrs. Del Giudice, Frucher, Lowenthal and Mitchell.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees billed to Reis for the years ended December 31, 2009 and 2008 by Ernst & Young LLP, the Company’s independent registered public accounting firm:

	2009	2008

Audit fees(A)	$353,000	$474,000
Audit-related fees	—	—
Tax fees(B)	54,000	55,000
All other fees	—	—
	$407,000	$529,000

(A)
Consists of fees billed for professional services rendered for (i) the audit of Reis’s annual financial statements for the years ended December 31, 2009 and 2008 and (ii) the reviews of the financial statements included in Reis’s quarterly reports on Form 10-Q during 2009 and 2008.

(B)	Fees are for tax return preparation for the tax years ended December 31, 2009 and 2008.

Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by its independent registered public accounting firm and consider and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider specific engagements on a case-by-case basis and approve them, if appropriate.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to one or more of its members to whom authority is delegated. The member or members to whom such authority is delegated are required to report any specific approval of services at the Audit Committee’s next regular meeting.

During the years ended December 31, 2009 and 2008, all fees set forth above were approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)      (3) Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The exhibits listed in Item 15(a)(3) above are filed as exhibits to this amended report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.
By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Vice President, Chief Financial Officer

Dated: April 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey H. Lynford	Chairman of the Board and Director	April 29, 2010
Jeffrey H. Lynford

/s/ Lloyd Lynford	Chief Executive Officer, President and Director	April 29, 2010
Lloyd Lynford	(Principal Executive Officer)

/s/ Jonathan Garfield	Executive Vice President and Director	April 29, 2010
Jonathan Garfield

/s/ Mark P. Cantaluppi	Vice President, Chief Financial Officer	April 29, 2010
Mark P. Cantaluppi	(Principal Financial and Accounting Officer)

/s/ Michael J. Del Giudice	Director	April 29, 2010
Michael J. Del Giudice

/s/ Meyer S. Frucher	Director	April 29, 2010
Meyer S. Frucher

/s/ Edward Lowenthal	Director	April 29, 2010
Edward Lowenthal

/s/ M. Christian Mitchell	Director	April 29, 2010
M. Christian Mitchell