Form 10-Q
period 2010-03-31
Reis, Inc.
filed 2010-05-06
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _________________.

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

The number of the Registrant’s shares of common stock outstanding was 10,439,783 as of May 4, 2010.

REIS, INC.
 CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,055,496	$22,735,240
Restricted cash and investments	1,056,215	1,507,193
Receivables, prepaid and other assets	4,858,218	7,430,446
Real estate assets	1,902,438	3,709,166
Total current assets	29,872,367	35,382,045
Furniture, fixtures and equipment, net	1,187,747	1,267,961
Intangible assets, net of accumulated amortization of $11,598,010 and $10,454,529, respectively	19,749,898	20,416,385
Goodwill	54,824,648	54,824,648
Other assets	224,455	313,389
Total assets	$105,859,115	$112,204,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$5,483,646	$7,933,332
Current portion of other debt	94,482	185,517
Accrued expenses and other liabilities	5,224,769	6,317,480
Reserve for option liability	91,279	125,840
Deferred revenue	11,176,826	12,192,751
Total current liabilities	22,071,002	26,754,920
Non-current portion of Bank Loan	9,766,354	11,316,668
Other long-term liabilities	730,976	745,450
Deferred tax liability, net	6,580	66,580
Total liabilities	32,574,912	38,883,618
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,443,223 and 10,398,329 shares issued and outstanding, respectively	208,864	207,966
Additional paid in capital	99,185,111	99,045,546
Retained earnings (deficit)	(26,109,772)	(25,932,702)
Total stockholders’ equity	73,284,203	73,320,810
Total liabilities and stockholders’ equity	$105,859,115	$112,204,428

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenue:
Subscription revenue	$6,014,169	$6,355,211
Revenue from sales of residential units	2,750,000	1,548,201
Total revenue	8,764,169	7,903,412
Cost of sales:
Cost of sales of subscription revenue	1,463,112	1,406,555
Cost of sales of residential units	2,487,462	1,010,649
Total cost of sales	3,950,574	2,417,204
Gross profit	4,813,595	5,486,208
Operating expenses:
Sales and marketing	1,550,048	1,276,204
Product development	469,280	517,370
Property operating expenses	66,791	220,427
General and administrative expenses, inclusive of reductions attributable to stock based liability amounts of $(34,561) and $(55,830), respectively	2,881,960	2,871,944
Total operating expenses	4,968,079	4,885,945
Other income (expenses):
Interest and other income	37,736	61,700
Interest expense	(120,322)	(180,365)
Total other income (expenses)	(82,586)	(118,665)
(Loss) income before income taxes	(237,070)	481,598
Income tax (benefit) expense	(60,000)	205,000
Net (loss) income	$(177,070)	$276,598

Net (loss) income per common share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.02

Weighted average number of common shares outstanding:
Basic	10,420,750	10,963,369
Diluted	10,490,035	11,131,658

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

				Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Shares		Paid in Capital
	Shares	Amount

Balance, January 1, 2010	10,398,329	$207,966	$99,045,546	$(25,932,702)	$73,320,810

Shares issued for vested employees restricted stock units	70,395	1,408	(1,408)	—	—
Stock based compensation, net	—	—	296,531	—	296,531
Stock repurchases	(25,501)	(510)	(155,558)	—	(156,068)
Net (loss)	—	—	—	(177,070)	(177,070)
Balance, March 31, 2010	10,443,223	$208,864	$99,185,111	$(26,109,772)	$73,284,203

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

cash flows from operating activities:
Net (loss) income	$(177,070)	$276,598
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	(60,000)	196,000
Depreciation	90,901	134,217
Amortization of intangible assets	1,143,481	1,146,223
Stock based compensation charges	401,608	356,566
Changes in assets and liabilities:
Restricted cash and investments	978	463,525
Real estate assets	1,806,728	305,657
Receivables, prepaid and other assets	3,111,162	2,199,397
Accrued expenses and other liabilities	(1,097,114)	(496,360)
Reserve for option liability	(34,561)	(55,830)
Deferred revenue	(1,015,925)	(1,330,351)
Net cash provided by operating activities	4,170,188	3,195,642

cash flows from investing activities:
Web site and database development costs	(476,994)	(462,910)
Furniture, fixtures and equipment additions	(20,593)	(5,498)
Furniture, fixtures and equipment disposition	9,906	—
Net cash (used in) investing activities	(487,681)	(468,408)

cash flows from financing activities:
Repayment of construction loans payable	—	(900,000)
Repayment of Bank Loan	(4,000,000)	(875,000)
Repayments on capitalized equipment leases	(101,106)	(45,976)
Payments for option cancellations and restricted stock units	(105,077)	(21,038)
Stock repurchases	(156,068)	(602,792)
Net cash (used in) financing activities	(4,362,251)	(2,444,806)
Net (decrease) increase in cash and cash equivalents	(679,744)	282,428
Cash and cash equivalents, beginning of period	22,735,240	24,151,720
Cash and cash equivalents, end of period	$22,055,496	$24,434,148

supplemental information:
Cash paid during the period for interest	$94,261	$154,455
Cash paid during the period for income taxes, net of refunds	$18,220	$15,686

supplemental schedule of non-cash investing and financing activities:
Shares issued for vested employees restricted stock units	$1,408	$522
Mortgage receivable on sale of real estate	$450,000

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 15, 2010.  The consolidated statements of operations and changes in cash flows for the three months ended March 31, 2010 are not necessarily indicative of full year results.

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

Reclassification

Amounts in certain accounts as presented in the consolidated financial statements and footnotes, have been reclassified. These reclassifications do not result in a change to the previously reported net income (loss) or net income (loss) per common share for any of the periods presented to conform to the current period presentation.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

3.	Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data March 31, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$14,653	$12	$7,390	$22,055
Restricted cash and investments	213	843	—	1,056
Receivables, prepaid and other assets	4,382	368	109	4,859
Real estate assets	—	1,902	—	1,902
Total current assets	19,248	3,125	7,499	29,872
Furniture, fixtures and equipment, net	1,166	—	22	1,188
Intangible assets, net	19,750	—	—	19,750
Goodwill	57,203	—	(2,378)	54,825
Other assets	224	—	—	224
Total assets	$97,591	$3,125	$5,143	$105,859

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,578	$—	$—	$5,578
Accrued expenses and other liabilities	792	2,425	2,099	5,316
Deferred revenue	11,177	—	—	11,177
Total current liabilities	17,547	2,425	2,099	22,071
Non-current portion of Bank Loan	9,766	—	—	9,766
Other long-term liabilities	731	—	—	731
Deferred tax liability, net	10,405	—	(10,398)	7
Total liabilities	38,449	2,425	(8,299)	32,575
Total stockholders’ equity	59,142	700	13,442	73,284
Total liabilities and stockholders’ equity	$97,591	$3,125	$5,143	$105,859

Condensed Balance Sheet Data December 31, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,629	$80	$7,026	$22,735
Restricted cash and investments	213	1,294	—	1,507
Receivables, prepaid and other assets	7,365	(82)	148	7,431
Real estate assets	—	3,709	—	3,709
Total current assets	23,207	5,001	7,174	35,382
Furniture, fixtures and equipment, net	1,229	12	27	1,268
Intangible assets, net	20,416	—	—	20,416
Goodwill	57,203	—	(2,378)	54,825
Other assets	313	—	—	313
Total assets	$102,368	$5,013	$4,823	$112,204

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$8,119	$—	$—	$8,119
Accrued expenses and other liabilities	1,457	2,470	2,516	6,443
Deferred revenue	12,193	—	—	12,193
Total current liabilities	21,769	2,470	2,516	26,755
Non-current portion of Bank Loan	11,317	—	—	11,317
Other long-term liabilities	745	—	—	745
Deferred tax liability, net	9,997	—	(9,931)	66
Total liabilities	43,828	2,470	(7,415)	38,883
Total stockholders’ equity	58,540	2,543	12,238	73,321
Total liabilities and stockholders’ equity	$102,368	$5,013	$4,823	$112,204

(A)	Includes the assets and liabilities of the Palomino Park, East Lyme and Claverack projects to the extent that such assets and liabilities exist at March 31, 2010 and December 31, 2009.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Three Months Ended March 31, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$6,014	$—	$—	$6,014
Revenue from sales of residential units	—	2,750	—	2,750
Total revenue	6,014	2,750	—	8,764
Cost of sales:
Cost of sales of subscription revenue	1,463	—	—	1,463
Cost of sales of residential units	—	2,487	—	2,487
Total cost of sales	1,463	2,487	—	3,950
Gross profit	4,551	263	—	4,814
Operating expenses:
Sales and marketing	1,550	—	—	1,550
Product development	469	—	—	469
Property operating expenses	—	67	—	67
General and administrative expenses	1,434	73	1,375	2,882
Total operating expenses	3,453	140	1,375	4,968
Other income (expenses):
Interest and other income	33	—	4	37
Interest (expense)	(120)	—	—	(120)
Total other income (expense)	(87)	—	4	(83)
Income (loss) before income taxes	$1,011	$123	$(1,371)	$(237)

Condensed Operating Data for the Three Months Ended March 31, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$6,355	$—	$—	$6,355
Revenue from sales of residential units	—	1,548	—	1,548
Total revenue	6,355	1,548	—	7,903
Cost of sales:
Cost of sales of subscription revenue	1,406	—	—	1,406
Cost of sales of residential units	—	1,011	—	1,011
Total cost of sales	1,406	1,011	—	2,417
Gross profit	4,949	537	—	5,486
Operating expenses:
Sales and marketing	1,276	—	—	1,276
Product development	517	—	—	517
Property operating expenses	—	220	—	220
General and administrative expenses	1,397	101	1,374	2,872
Total operating expenses	3,190	321	1,374	4,885
Other income (expenses):
Interest and other income	55	4	2	61
Interest (expense)	(149)	(31)	—	(180)
Total other income (expense)	(94)	(27)	2	(119)
Income (loss) before income taxes	$1,665	$189	$(1,372)	$482

(A)
Primarily includes the operating results of the Palomino Park, East Lyme and Claverack projects to the extent that such revenues and expenses existed for such projects during the three months ended March 31, 2010 and 2009.

(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2010.

No individual customer accounted for more than 2.7% and 3.5% of Reis Services’s revenues for the three months ended March 31, 2010 and 2009, respectively.

The balance of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010	December 31, 2009

Customer receivables	$4,274,000	$7,236,000
Allowance for doubtful accounts	(58,000)	(53,000)
Customer receivables, net	$4,216,000	$7,183,000

Thirteen customers accounted for an aggregate of approximately 53.5% of Reis Services’s accounts receivable at March 31, 2010, including five customers in excess of 4.0% with the largest representing 7.7%.  As of May 3, 2010, the Company had received payments of approximately $2,353,000 or 55.1% against the March 31, 2010 customer receivable balance.

At March 31, 2010 no customer accounted for more than 3.5% of deferred revenue.

Residential Development Activities

East Lyme

At March 31, 2010, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 39 homes and lots (28 homes and 11 lots) were sold as of March 31, 2010.  At March 31, 2010, the remaining East Lyme inventory included one home (which was under contract at March 31, 2010), two improved lots and 119 fully approved lots.  No home or lot sales occurred during the three months ended March 31, 2010 and 2009.

The Company is working with a broker to sell the two improved lots individually and to sell the 119 fully approved lots in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the remaining two improved lots individually or the 119 fully approved lots in bulk at acceptable prices, or within a specific time period, or at all.

The Company had an agreement with a homebuilder to construct the homes for this project.  The homebuilder was a 5% partner in the project and received other consideration. In March 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement.  As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and to purchase its 5% interest.

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the March 31, 2010 and December 31, 2009 consolidated balance sheets.  This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Completed Projects and Other Investments

Claverack

Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York, known as The Stewardship, which was subdivided into 48 developable single family home lots.  The Claverack project was sold in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations.  Net cash received at closing, after expenses, aggregated approximately $2,187,000.  The remaining $450,000 of the purchase price will be payable by the purchaser in February 2011 (or earlier if the road bond is released) and is secured by the outstanding road bond and a mortgage on the property.  As a result of this sale, the Company recorded a gross profit of approximately $263,000 in the first quarter of 2010.

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park.  During the three months ended March 31, 2009, six Gold Peak units were sold for gross sale proceeds of approximately $1,548,000.

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	March 31,	December 31,
	2010	2009

Deposits and escrows related to residential development activities (A)	$843,000	$1,294,000
Certificate of deposit/security for office lease	213,000	213,000
	$1,056,000	$1,507,000

(A)	The net reduction results from the sale of the Claverack project in February 2010.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31,	December 31,
	2010	2009

Database	$10,313,000	$10,084,000
Accumulated amortization	(5,697,000)	(5,115,000)
Database, net	4,616,000	4,969,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(2,720,000)	(2,469,000)
Customer relationships, net	11,380,000	11,631,000
Web site	4,135,000	3,887,000
Accumulated amortization	(2,302,000)	(2,067,000)
Web site, net	1,833,000	1,820,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(879,000)	(804,000)
Acquired below market lease, net	1,921,000	1,996,000
Intangible assets, net	$19,750,000	$20,416,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Intangible Assets (continued)

The Company capitalized approximately $229,000 and $242,000 to the database intangible asset and $248,000 and $221,000 to the web site intangible asset during the three months ended March 31, 2009 and 2008, respectively.

Amortization expense for intangible assets aggregated approximately $1,143,000 for the three months ended March 31, 2010, of which approximately $582,000 related to the database, which is charged to cost of sales, approximately $251,000 related to customer relationships, which is charged to sales and marketing expense, approximately $235,000 related to web site development, which is charged to product development expense, and approximately $75,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment.  Amortization expense for intangible assets aggregated approximately $1,146,000 for the three months ended March 31, 2009, of which approximately $519,000 related to the database, approximately $253,000 related to customer relationships, approximately $298,000 related to web site development, and approximately $76,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

At March 31, 2010 and December 31, 2009, the Company’s debt consisted of the following:

		Stated Interest Rate at	March 31,	December 31,
	Maturity Date	March 31, 2010	2010	2009

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$15,250,000	$19,250,000
Other Reis Services debt	Various	Fixed/Various	112,000	213,000
Total debt			$15,362,000	$19,463,000
Total assets of Reis Services as a security interest for the Bank Loan			$97,591,000	$102,368,000

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  At March 31, 2010, approximately $1,417,000 may be utilized for future working capital needs of Reis Services.  The interest rate was LIBOR + 1.50% at March 31, 2010 and December 31, 2009 (LIBOR was 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively).

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

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  The Company may make additional prepayments by December 31, 2010 and these additional estimated payments have been reflected as a current liability in the consolidated balance sheets.  All prepayments ratably reduce Reis Services’s future quarterly contractual minimum payments through maturity.

The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  No distributions from Reis Services up to the Company were made during 2009 or during the first quarter of 2010.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Debt (continued)

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased in June 2007, which caps LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap had no value at March 31, 2010 and December 31, 2009.

Residential Development Debt

During the first quarter of 2009, the Company made principal repayments of $900,000 and then in April 2009, repaid approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme construction debt and eliminating a minimum liquidity requirement.  After this repayment, there is no debt on any of the Company’s remaining real estate.

7.	Income Taxes

The components of the income tax expense are as follows:

	For the Three Months Ended March 31,
	2010	2009

Current state and local tax expense	$—	$9,000
Deferred Federal tax (benefit) expense	(48,000)	156,000
Deferred state and local tax (benefit) expense	(12,000)	40,000
Income tax (benefit) expense	$(60,000)	$205,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $7,000 and $67,000 at March 31, 2010 and December 31, 2009, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and the net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they relate to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 at March 31, 2010 and December 31, 2009 was necessary. The allowances relate primarily to alternative minimum tax (“AMT”) credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.  Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the three months ended March 31, 2010.

8.	Stockholders’ Equity

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  The program permitted purchases from time to time in the open market or through privately negotiated transactions.

During the three months ended March 31, 2010, the Company purchased an aggregate of 25,501 shares of common stock at an average price of $6.12 per share.  From the inception of the share repurchase program in December 2008 through April 9, 2010 (at which time the repurchase plan was completed), the Company purchased an aggregate of 691,785 shares of common stock at an average price of approximately $4.34 per share, for an aggregate of $3,000,000.  Under the repurchase plan, the Company repurchased approximately 6.3% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

9.	Stock Plans and Other Incentives

The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company’s directors, officers and employees by having the ability to issue options, restricted stock units (“RSUs”) or stock awards.  Awards granted under the Company’s incentive plans expire ten years from the date of grant and vest over periods ranging generally from three to five years for employees.

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	473,620	$8.91	528,473	$8.53
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	(7,000)	$(9.57)
Outstanding at end of period	473,620	$8.91	521,473	$8.51
Options exercisable at end of period	242,620	$7.99	213,473	$6.55
Options exercisable which can be settled in cash	88,620	$4.73	136,473	$4.68

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

At March 31, 2010, the option liability was approximately $91,000 based upon the difference in the closing price of the Company at March 31, 2010 of $5.76 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  At December 31, 2009, the option liability was approximately $126,000 based upon the difference in the closing stock price of the Company at December 31, 2009 of $6.15 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  The Company recorded a compensation benefit of approximately $35,000 and $56,000 for the three months ended March 31, 2010 and 2009, respectively, in general and administrative expenses in the consolidated statements of operations as a result of stock price declines during each of those periods.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards The following table presents the changes in RSUs outstanding for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009

Outstanding at beginning of period	507,668	343,320
Granted	192,476	183,300
Common stock delivered (A)(B)	(87,826)	(31,332)
Forfeited	(600)	(2,400)
Outstanding at end of period	611,718	492,888

Intrinsic value at March 31, 2010 (C)	$3,523,000

(A)
Includes 17,431 shares which were used to settle minimum employee withholding tax obligations for 12 employees of approximately $105,000 in 2010.  A net of 70,395 shares of common stock were delivered in the first quarter of 2010.

(B)
Includes 5,245 shares which were used to settle minimum employee withholding tax obligations for three employees of approximately $21,000 in 2009. A net of 26,087 shares of common stock were delivered in the first quarter of 2009.

(C)	For purposes of this calculation, the Company’s closing stock price of $5.76 per share on March 31, 2010 was used.

In February 2010, an aggregate of 185,000 RSUs were granted to employees which vest one-third a year over three years and had a grant date fair value of $5.97 per RSU (which was determined based on the closing stock price of the Company’s common stock on February 19, 2010). In February 2009, an aggregate of 169,500 RSUs were granted to employees which vest one-third a year over three years and have a grant date fair value of $4.76 per RSU (which was determined based on the closing price of the Company’s common stock on February 4, 2009). The awards granted in the first quarter of 2010 and 2009 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

In January 2010, an aggregate of 7,476 RSUs were granted to non-employee directors (with an average grant date fair value of $6.15 per RSU) related to the equity component of their compensation for the three months ended December 31, 2009.  In January 2009, an aggregate of 13,800 RSUs were granted to non-employee directors (with a grant date fair value of $5.00 per RSU) related to the equity component of their compensation for the three months ended December 31, 2008.  In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $402,000 and $357,000, including approximately $46,000 and $69,000 related to non-employee director equity compensation, for the three months ended March 31, 2010 and 2009, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.

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

	For the Three Months Ended March 31,
	2010	2009
Numerator:
Net (loss) income for basic calculation	$(177,070)	$276,598
Adjustments to net (loss) income for the income statement impact of dilutive securities	(34,561)	—
Net (loss) income for dilution calculation	$(211,631)	$276,598

Denominator:
Denominator for net (loss) income per common share, basic — weighted average common shares	10,420,750	10,963,369
Effect of dilutive securities:
RSUs	—	168,289
Stock options	69,285	—
Denominator for net (loss) income per common share, diluted — weighted average common shares	10,490,035	11,131,658
Net (loss) income per common share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.02

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2010, certain equity awards were antidilutive. For the three months ended March 31, 2009, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

11.	Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at March 31, 2010 and December 31, 2009. Other than capital leases, all of the Company’s debt at March 31, 2010 and December 31, 2009 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $14,600,000 and $18,316,000 at March 31, 2010 and December 31, 2009, respectively, which is lower than the recorded amounts of $15,250,000 and $19,250,000 at March 31, 2010 and December 31, 2009, respectively. The estimated fair value reflects the effect of higher interest rate spreads and interest rate floors on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. The Company’s interest rate cap had no value at March 31, 2010 and December 31, 2009. See Note 6 for more information about the Company’s debt.

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

Proprietary Databases

Reis has expertise in collecting, screening and organizing large volumes of data into its proprietary databases. Each quarter, a rotating and statistically robust sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with data previously collected on that property and similar properties, and question any unusual changes in rents and vacancies. Whenever deemed appropriate, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at March 31, 2010:

Number of metropolitan markets:
Apartment	169
Retail	140
Office	132
Industrial	44

At March 31, 2010, these metropolitan markets are further sub-divided into approximately 1,800 competitive submarkets based on property type.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 15, 2010.

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

At March 31, 2010, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme.  Sales commenced in June 2006 and an aggregate of 39 homes and lots (28 homes and 11 lots) were sold as of March 31, 2010.  At March 31, 2010, the remaining East Lyme inventory included one home (which was under contract at March 31, 2010), two improved lots and 119 fully approved lots.  The Company is working with a broker to sell the two improved lots individually and to sell the 119 fully approved lots in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the remaining two improved lots individually or the 119 fully approved lots in bulk at acceptable prices, or within a specific time period, or at all.

Additional Segment Financial Information

See Note 3 of the consolidated financial statements included in this filing for additional information regarding all of the Company’s segments.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended March 31,			Percentage (Decrease)
	2010	2009	(Decrease)

Revenue	$6,014	$6,355	$(341)	(5.4%)
EBITDA	$2,326	$3,016	$(690)	(22.9%)
EBITDA margin	38.7%	47.5%

	For the Three Months Ended			Percentage
	March 31, 2010	December 31, 2009	Increase (Decrease)	Increase (Decrease)

Revenue	$6,014	$5,827	$187	3.2%
EBITDA	$2,326	$2,379	$(53)	(2.2%)
EBITDA margin	38.7%	40.8%

Reis Services revenue and EBITDA decreased by approximately $341,000 and $690,000, respectively, from the first quarter of 2009 to the first quarter of 2010.  In general, the revenue and EBITDA decreases between the two periods are the result of (1) the cumulative impact of Reis Services’s annual renewal rate declines during late 2008 and the first half of 2009 and (2) the net effect of price increases and decreases on renewal contracts executed in the first half of 2009.  Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.  Therefore, increases in the dollar volume of new contracts will not translate immediately into equivalent increases in revenue.  Similarly it took four quarters to realize the full impact of contract declines on revenue.  EBITDA was additionally impacted by cost increases, primarily in sales and marketing expenses for increases in commissions in the first quarter of 2010 over 2009, as well as salary and benefit increases in 2010 from hiring for product development and enhancement initiatives and wage increases for existing employees.

The increase in revenue in the first quarter of 2010 over the fourth quarter of 2009 of $187,000 reflects (1) the improvements in the quarterly renewal rates to 92% overall and 93% for institutional customers, and (2) reduced budgeting restraints by current and prospective customers, both of which are discussed below, as well as (3) the strength of the fourth quarter 2009 contract signings, which was the Company’s best quarter for contract signings overall and more specifically for new business since the fourth quarter of 2007, as the full quarterly effect of these contracts flowed into revenue in the first quarter of 2010.  Revenue declines in late 2008 and the first three quarters of 2009 stabilized in the fourth quarter of 2009 and returned to revenue growth in the first quarter of 2010. The renewal rates and new business in the first quarter of 2010 should result in second quarter 2010 revenue that represents growth over both the first quarter of 2010 and the second quarter of 2009.  The EBITDA decline of $53,000 relates to cost increases, in excess of revenue increases, primarily in sales and marketing expenses for increases in commissions in the first quarter of 2010 over the fourth quarter of 2009, as well as salary and benefit increases in 2010 from hiring for product development and enhancement initiatives and wage increases for existing employees.

Our overall renewal rates were 87% and 86% for the trailing twelve months ended March 31, 2010 and December 31, 2009, respectively, as compared to the overall renewal rate of 87% for the trailing twelve months ended March 31, 2009.  The quarterly renewal rate was 86% overall and 88% for institutional customers in the first quarter of 2009, declined to 80% overall and 83% for institutional customers in the second quarter of 2009, and then consistently improved to 88% overall and 89% for institutional customers in the third quarter of 2009, 89% overall and 90% for institutional customers in the fourth quarter of 2009, and 92% overall and 93% for institutional customers in the first quarter of 2010.  As noted above, there is a delay between these positive changes in renewal rates and contract signings and the recognition of revenue from those contracts in the statements of operations.  The first quarter 2009 benefited from the positive sales activity and renewal rates experienced in 2008 prior to the market downturn.

The net effect of price increases and decreases on renewals negatively impacted revenue in 2009, with more limited residual effects being felt in  the first quarter of 2010.  Commencing in September 2008, contract price increases on renewals were constrained due to usage reductions at certain customers as well as budgetary pressures, predominantly among customers in the banking industry, which trend continued into the first half of 2009.  Our pricing model is based on actual and projected usage; we believe it is generally not as susceptible to downturns and personnel reductions at our customers as a model based upon individual user licenses.  We generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations.  However, we have been and we may in the future be impacted by consolidation among our customers and potential customers, or in the event that customers enter bankruptcy or otherwise go out of business.  As budget restraints and economic pressure decrease, this positively impacts revenue growth, some of which occurred during the fourth quarter of 2009 and the first quarter of 2010.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, impairment losses on real estate assets and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding the Company’s business from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in Reis Services’s type of business. However, investors should not consider these measures in isolation or as substitutes for net income (loss), operating income (loss), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income (loss), follow for each identified period:

(amounts in thousands) Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(177)
Income tax (benefit)			(60)
Income (loss) before income taxes	$1,011	$(1,248)	(237)
Add back:
Depreciation and amortization expense	1,228	6	1,234
Interest expense (income), net	87	(4)	83
EBITDA	2,326	(1,246)	1,080
Add back:
Stock based compensation expense, net	—	367	367
Adjusted EBITDA	$2,326	$(879)	$1,447

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$277
Income tax expense			205
Income (loss) before income taxes	$1,665	$(1,183)	482
Add back:
Depreciation and amortization expense	1,257	23	1,280
Interest expense, net	94	25	119
EBITDA	3,016	(1,135)	1,881
Add back:
Stock based compensation expense, net	—	301	301
Adjusted EBITDA	$3,016	$(834)	$2,182

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$358
Income tax (benefit)			(507)
Income (loss) before income taxes	$1,020	$(1,169)	(149)
Add back:
Depreciation and amortization expense	1,250	9	1,259
Interest expense (income), net	109	(13)	96
EBITDA	2,379	(1,173)	1,206
Add back:
Stock based compensation expense, net	—	357	357
Adjusted EBITDA	$2,379	$(816)	$1,563

*	Includes East Lyme and the Company’s other developments and corporate level income and expenses, to the extent that such income and expenses existed for such projects during the periods presented.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2010 and 2009

Subscription revenues and related cost of sales were approximately $6,014,000 and $1,463,000, respectively, for the three months ended March 31, 2010, resulting in a gross profit for the Reis Services segment of approximately $4,551,000. Amortization expense included in cost of sales for the database intangible asset was approximately $582,000 during this period.  Subscription revenues and related cost of sales were approximately $6,355,000 and $1,406,000, respectively, for the three months ended March 31, 2009, resulting in a gross profit for the Reis Services segment of approximately $4,949,000.  Amortization expense included in cost of sales was approximately $519,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $2,750,000 and $2,487,000, respectively, for the three months ended March 31, 2010, all of which is with respect to the sale of the Claverack project in February 2010.  Revenue and cost of sales of residential units were approximately $1,548,000 and $1,011,000, respectively, for the three months ended March 31, 2009 with respect to the sale of six condominium units at the Gold Peak development. There were no East Lyme home or lot sales in the 2010 or 2009 periods.

Sales and marketing expenses and product development expenses were approximately $1,550,000 and $469,000, respectively, for the three months ended March 31, 2010 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) were approximately $251,000 and $235,000, respectively, during this period.  Sales and marketing expenses and product development expenses were approximately $1,276,000 and $517,000, respectively, for the three months ended March 31, 2009. Amortization expense included in sales and marketing expenses and product development expenses were approximately $253,000 and $298,000, respectively, during this period. The expense increase for sales and marketing expenses between the two periods generally reflects increased commissions in the first quarter of 2010 over 2009 consistent with the increase in sales activity in the 2010 period.

Property operating expenses were $67,000 and $220,000 for the three months ended March 31, 2010 and 2009, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  The reduction results from the Gold Peak sell out in 2009, the Claverack sale in February 2010 and the cost reduction efforts to operate and maintain the unsold real estate with a minimal cost structure and allocated resources.

General and administrative expenses of $2,882,000 for the three months ended March 31, 2010 includes current period expenses of $2,348,000, depreciation and amortization expense of $167,000 for lease value and furniture, fixtures and equipment, and approximately $367,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $402,000, offset by an approximate $35,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $5.76 per share at March 31, 2010.  General and administrative expenses of $2,872,000 for the three months ended March 31, 2009 include current period expenses of $2,361,000, depreciation and amortization expense of $210,000 for lease value and furniture, fixtures and equipment, and approximately $301,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (1) compensation expense resulting from equity awards for employees and directors of approximately $357,000, offset by (2) an approximate $56,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $3.25 per share at March 31, 2009.  Excluding the non-cash items, the reduction in general and administrative expenses is a result of concerted efforts to reduce public company and other administrative costs, a reduction in staffing for management and accounting personnel who supported the Residential Development Activities segment, but for which the costs were not allocable to that segment and other cost saving measures.

Interest expense of $120,000 for the three months ended March 31, 2010 includes interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan, of $115,000 and interest from other debt of $5,000.  Interest expense of $180,000 for the three months ended March 31, 2009 includes interest and cost amortization on the Bank Loan of $141,000, non-capitalized interest relating to residential development activities of $31,000 and interest from other debt of $8,000.

The income tax benefit during the three months ended March 31, 2010 of $60,000 reflects a deferred Federal benefit of $48,000 and a deferred state benefit of $12,000 as a result of the pre-tax loss in the first quarter of 2010.  The income tax expense for the three months ended March 31, 2009 of $205,000 results from a deferred Federal provision of $156,000, a deferred state tax provision of $40,000 and current state and local taxes of $9,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $7,000 and $67,000 at March 31, 2010 and December 31, 2009, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and the net operating loss, or NOL, carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 at March 31, 2010 and December 31, 2009 was necessary. The allowances relate primarily to alternative minimum tax, or AMT, credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.  Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (including scheduled principal payments of approximately $4,205,000 on the Bank Loan, payable by March 31, 2011 and other expected additional principal payments of approximately $1,279,000 to be made in 2010); operating and capital leases; warranty costs related to construction; development costs; other capital expenditures; potential settlement of certain outstanding stock options in cash (the liability for which was approximately $91,000 at March 31, 2010 based upon the closing stock price of the Company at March 31, 2010 of $5.76 per share); and repurchases of additional shares of Reis common stock (at March 31, 2010, approximately $20,000 remained available to be purchased under our current authorization, all of which has been utilized to repurchase shares in April 2010).  The Company expects to meet these short-term liquidity requirements generally through the use of available cash, cash generated from subscription revenue of Reis Services, sales of the Company’s remaining real estate assets (including sales of the remaining single family home and lots) either individually or in bulk transactions, releases from property-related escrow reserves and accounts, repayment of the Claverack mortgage receivable and interest revenue.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web site and databases; the non-current portion of long-term debt; operating and capital leases and other capital expenditures.  The Company expects to meet these long-term liquidity requirements generally through the use of available cash, cash generated from subscription revenue of Reis Services, sales of the Company’s remaining real estate assets (including sales of the remaining single family home and lots) either individually or in bulk transactions (to the extent that any remain unsold after 2010), releases from escrow reserves and accounts and interest revenue.

Cash and cash equivalents aggregated approximately $22,055,000 at March 31, 2010, including approximately $14,653,000 in the Reis Services segment. Management considers such amounts to be adequate and expects it to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms at both the Reis Services segment and on a consolidated basis.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  At March 31, 2010, approximately $1,417,000 may be utilized for future working capital needs of Reis Services.  The interest rate was LIBOR + 1.50% at March 31, 2010 and December 31, 2009 (LIBOR was 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively).  The balance of the Bank Loan was $15,250,000 and $19,250,000 at March 31, 2010 and December 31, 2009, respectively.

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

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  The Company may make additional prepayments by December 31, 2010 and these additional estimated payments have been reflected as a current liability in the consolidated balance sheets.  All prepayments ratably reduce Reis Services’s future quarterly contractual minimum payments through maturity.

The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  No distributions from Reis Services up to the Company were made during 2009 or during the first quarter of 2010.

Other Items Impacting Liquidity

East Lyme

At March 31, 2010, the remaining East Lyme inventory included one home (which was under contract at March 31, 2010), two improved lots and 119 fully approved lots.  No home or lot sales occurred during the three months ended March 31, 2010 and 2009.  The Company is working with a broker to sell the two improved lots individually and to sell the 119 fully approved lots in a bulk sale transaction.  There can be no assurance that the Company will be able to sell the remaining two improved lots individually or the 119 fully approved lots in bulk at acceptable prices, or within a specific time period, or at all.

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the March 31, 2010 and December 31, 2009 consolidated balance sheets. This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

Completed Projects

Claverack

Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York, known as The Stewardship, which was subdivided into 48 developable single family home lots.  The Claverack project was sold in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations.  Net cash received at closing, after expenses, aggregated approximately $2,187,000.  The remaining $450,000 of the purchase price will be payable by the purchaser in February 2011 (or earlier if the road bond is released) and is secured by the outstanding road bond and a mortgage on the property.  As a result of this sale, the Company recorded a gross profit of approximately $263,000 in the first quarter of 2010.

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  The program permitted purchases from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three months ended March 31, 2010, the Company purchased an aggregate of 25,501 shares of common stock at an average price of $6.12 per share.  From the inception of the share repurchase program in December 2008 through April 9, 2010 (at which time the repurchase plan was completed), the Company purchased an aggregate of 691,785 shares of common stock at an average price of approximately $4.34 per share, for an aggregate of $3,000,000.  Under the repurchase plan, the Company repurchased approximately 6.3% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The continuing volatility and uncertainty in the U.S. and global economy, including the credit markets and real estate markets, has continued to affect renewal rates, with the greatest impact on the Company being felt since the beginning of the fourth quarter of 2008 and continuing into 2009.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were customers of the Company), the Company has been negatively impacted as exhibited by our revenue reduction from the first quarter of 2009 as compared to the first quarter of 2010.  Although our overall annual renewal rate is 87% for the years ended March 31, 2010 and 2009, there has been significant recent improvement in the quarterly renewal rate - third and fourth quarter renewal rates for 2009 were 88% and 89% overall, respectively, and further improved to 92% overall for the first quarter of 2010.  This positive trend in renewal rates will be reflected in future quarterly revenues.  There can be no assurance that the increase in renewal rates will continue and that subscription revenue will continue to grow in future quarters on a consecutive basis as well as against corresponding quarters of 2009.

The Company has historically mitigated market pressures by continuing to add new customers, selling new products (such as our tertiary apartment, office and retail markets, rolled out in 2007, 2008 and 2009, respectively) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, we generally experienced stable or only moderately lower demand for our market information and an increase in demand for our portfolio products, despite (or in many cases, because of) decreased transaction volumes, as investors placed greater emphasis on assessing portfolio risk.  We cannot assure you that the level of demand for Reis Services’s products will be sustained or increase during 2010 or in the future.

Home and Lot Sales

Although the Company sold its Claverack project in bulk in February 2010, the Company’s operations relating to residential development and the sale of homes and lots have been negatively impacted by poor national, regional and local market conditions where the Company owns property.  Illiquidity in the residential mortgage and construction/development loan markets has negatively impacted our marketing efforts and the ability of buyers to afford and/or finance the purchase of lots, either individually or in bulk, or homes in inventory, causing us to offer increased concessions and/or sale price reductions. The number and timing of future sales by the Company could be adversely impacted by the lack of availability of credit to potential buyers and, in the case of individual buyers, the inability to sell their existing homes.  One home was under contract and two improved lots remain in inventory at the East Lyme project at March 31, 2010.  We intend to sell the remaining 119 East Lyme lots in one or more bulk transactions.

Changes in Cash Flows

Comparison of Cash Flows for the Three Months Ended March 31, 2010 and 2009

Cash flows for the three months ended March 31, 2010 and 2009 are summarized as follows:

	For the Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$4,170,188	$3,195,642
Net cash (used in) investing activities	(487,681)	(468,408)
Net cash (used in) financing activities	(4,362,251)	(2,444,806)
Net (decrease) increase in cash and cash equivalents	$(679,744)	$282,428

Cash flows provided by operating activities increased $974,000 from $3,196,000 provided in the 2009 period to $4,170,000 provided in the 2010 period.  Cash flows from operating activities of the Reis Services segment increased $387,000 from $3,236,000 provided in the 2009 period to $3,623,000 primarily due to increased collections in the 2010 period (on a higher accounts receivable balance at December 31, 2009 than the December 31, 2008 amount).  Also, the 2010 period reflects the bulk sale of the Claverack property which was in excess of other real estate sales in the 2009 period by $1,501,000.  These increases were offset by increased uses of cash in the 2010 period related to accrued expenses due to the timing of payments.

Cash flows used in investing activities increased $20,000 from $468,000 used in the 2009 period to $488,000 used in the 2010 period.  This change primarily resulted from an increase in cash used in the 2010 period as compared to the 2009 period for web site and database development costs of $15,000 and furniture, fixture and equipment additions of $15,000, offset by $10,000 of furniture, fixtures and equipment dispositions in 2010.

Cash flows used in financing activities increased $1,917,000 from $2,445,000 used in the 2009 period to $4,362,000 used in the 2010 period.  During the 2010 period, $4,000,000 was repaid on the Bank Loan whereas $875,000 was repaid in the 2009 period.  During the 2009 period, $900,000 was repaid on the East Lyme construction loan.  In the first quarter of 2009, the Company repurchased 215,523 shares of its outstanding common stock for approximately $603,000 as compared to the 2010 period where the Company repurchased 25,501 shares of its outstanding common stock for approximately $156,000.  Other debt repayments in the 2010 period exceeded the payments in the 2009 period by $55,000. Payments for option cancellations and restricted stock unit settlements were approximately $105,000 and $21,000 in the 2010 and 2009 periods, respectively.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies, prospects or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

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

▪
the risk factors listed under “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 15, 2010.

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

At March 31, 2010, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expires in June 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at March 31, 2010:

(amounts in thousands)	Balance at March 31, 2010	Notional Amount at March 31, 2010	LIBOR Cap	LIBOR at March 31, 2010	Additional Interest Incurred

Variable rate debt with interest rate caps:
Bank Loan	$15,250	$15,000	5.50%	0.25%	$153	(A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

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

Cash balances held at banking institutions with which we do business may exceed the Federal Deposit Insurance Corporation insurance limits. While management monitors the cash balances in these bank accounts, such cash balances could be impacted if the underlying banks fail or could be subject to other adverse conditions in the financial markets.

Item 4T.  Controls and Procedures.
As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2010 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 15, 2010, to be the most significant.  There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In December 2008, the Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate amount of $1,500,000 and in August 2009, the Board authorized an increase in the repurchase program to an aggregate amount of $3,000,000.  The program permitted purchases from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded with prior notice.  The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”  During the first quarter of 2010, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2010 to January 31, 2010	10,906	$6.21	10,906	$108,000
February 1, 2010 to February 28, 2010	6,464	$6.14	6,464	$69,000
March 1, 2010 to March 31, 2010	8,131	$5.99	8,131	$20,000

Item 3. Defaults Upon Senior Securities. None. Item 4. [Removed and Reserved.] Item 5. Other Information. None. Item 6. Exhibits. Exhibits filed with this Form 10-Q:

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

Dated: May 4, 2010