Form 10-Q
period 2010-06-30
Reis, Inc.
filed 2010-08-05
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

The number of the Registrant’s shares of common stock outstanding was 10,596,370 as of  August 3, 2010.

REIS, INC.
 CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,980,917	$22,735,240
Restricted cash and investments	1,056,123	1,507,193
Receivables, prepaid and other assets	4,730,542	7,430,446
Real estate assets	1,501,382	3,709,166
Total current assets	28,268,964	35,382,045
Furniture, fixtures and equipment, net	1,093,607	1,267,961
Intangible assets, net of accumulated amortization of $12,720,917 and $10,454,529, respectively	19,300,461	20,416,385
Goodwill	54,824,648	54,824,648
Other assets	213,484	313,389
Total assets	$103,701,164	$112,204,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$5,797,457	$7,933,332
Current portion of other debt	71,609	185,517
Accrued expenses and other liabilities	4,939,548	6,317,480
Reserve for option liability	140,019	125,840
Deferred revenue	10,195,691	12,192,751
Total current liabilities	21,144,324	26,754,920
Non-current portion of Bank Loan	8,178,958	11,316,668
Other long-term liabilities	720,773	745,450
Deferred tax liability, net	21,580	66,580
Total liabilities	30,065,635	38,883,618
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,607,313 and 10,398,329 shares issued and outstanding, respectively	212,146	207,966
Additional paid in capital	99,426,758	99,045,546
Retained earnings (deficit)	(26,003,375)	(25,932,702)
Total stockholders’ equity	73,635,529	73,320,810
Total liabilities and stockholders’ equity	$103,701,164	$112,204,428

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Subscription revenue	$6,004,373	$5,909,109	$12,018,542	$12,264,320
Revenue from sales of residential units	467,934	4,260,483	3,217,934	5,808,684
Total revenue	6,472,307	10,169,592	15,236,476	18,073,004
Cost of sales:
Cost of sales of subscription revenue	1,536,637	1,361,724	2,999,749	2,768,279
Cost of sales of residential units	467,482	2,990,320	2,954,944	4,000,969
Total cost of sales	2,004,119	4,352,044	5,954,693	6,769,248
Gross profit	4,468,188	5,817,548	9,281,783	11,303,756
Operating expenses:
Sales and marketing	1,440,903	1,247,105	2,990,951	2,523,309
Product development	464,751	413,417	934,031	930,787
Property operating expenses	129,450	264,791	196,241	485,218
General and administrative expenses, inclusive of costs (reductions) attributable to stock based liability amounts of $48,741, $0, $14,179 and $(55,830), respectively	2,245,733	2,918,587	5,127,693	5,790,531
Total operating expenses	4,280,837	4,843,900	9,248,916	9,729,845
Other income (expenses):
Interest and other income	35,532	86,234	73,268	147,934
Interest expense	(101,486)	(150,330)	(221,808)	(330,695)
Total other income (expenses)	(65,954)	(64,096)	(148,540)	(182,761)
Income (loss) before income taxes	121,397	909,552	(115,673)	1,391,150
Income tax expense (benefit)	15,000	378,000	(45,000)	583,000
Net income (loss)	$106,397	$531,552	$(70,673)	$808,150

Net income (loss) per common share:
Basic	$0.01	$0.05	$(0.01)	$0.07
Diluted	$0.01	$0.05	$(0.01)	$0.07

Weighted average number of common shares outstanding:
Basic	10,495,194	10,775,722	10,458,178	10,869,027
Diluted	10,780,457	11,009,154	10,458,178	11,063,301

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2010	10,398,329	$207,966	$99,045,546	$(25,932,702)	$73,320,810

Shares issued for vested employees restricted stock units	237,925	4,759	(4,759)	—	—
Stock based compensation, net	—	—	561,332	—	561,332
Stock repurchases	(28,941)	(579)	(175,361)	—	(175,940)
Net (loss)	—	—	—	(70,673)	(70,673)
Balance, June 30, 2010	10,607,313	$212,146	$99,426,758	$(26,003,375)	$73,635,529

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

cash flows from operating activities:
Net (loss) income	$(70,673)	$808,150
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	(45,000)	553,000
Depreciation	194,989	273,789
Amortization of intangible assets	2,266,388	2,227,384
Stock based compensation charges	771,121	709,924
Changes in assets and liabilities:
Restricted cash and investments	1,070	941,569
Real estate assets	2,207,784	2,673,597
Receivables, prepaid and other assets	3,249,809	1,539,243
Accrued expenses and other liabilities	(1,386,739)	176,364
Reserve for option liability	14,179	(55,830)
Deferred revenue	(1,997,060)	(1,856,671)
Net cash provided by operating activities	5,205,868	7,990,519

cash flows from investing activities:
Web site and database development costs	(1,150,464)	(890,490)
Furniture, fixtures and equipment additions	(30,541)	(13,111)
Furniture, fixtures and equipment disposition	9,906	—
Net cash (used in) investing activities	(1,171,099)	(903,601)

cash flows from financing activities:
Repayment of construction loans payable	—	(5,077,333)
Repayment of Bank Loan	(5,273,585)	(1,750,000)
Repayments on capitalized equipment leases	(129,778)	(92,815)
Payments for option cancellations and restricted stock units	(209,789)	(21,038)
Stock repurchases	(175,940)	(777,475)
Net cash (used in) financing activities	(5,789,092)	(7,718,661)
Net (decrease) in cash and cash equivalents	(1,754,323)	(631,743)
Cash and cash equivalents, beginning of period	22,735,240	24,151,720
Cash and cash equivalents, end of period	$20,980,917	$23,519,977

supplemental information:
Cash paid during the period for interest	$167,141	$278,969
Cash paid during the period for income taxes, net of refunds	$33,554	$30,761

supplemental schedule of non-cash investing and financing activities:
Shares issued for vested employees restricted stock units	$4,759	$522
Mortgage receivable on sale of real estate	$450,000

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007 (the “Merger”). Prior to May 2007, Reis operated as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009 and sold its Claverack, New York project in February 2010.  The Company ceased building new homes in 2008 and is seeking to exit the residential development business by selling its East Lyme, Connecticut project in one or more bulk transactions, in order to focus solely on the Reis Services business.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 15, 2010.  The consolidated statements of operations for the three and six months ended June 30, 2010 and changes in cash flows for the six months ended June 30, 2010 are not necessarily indicative of full year results.

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

The Company is organized into two separately managed segments: the Reis Services segment and the Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data June 30, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$14,499	$77	$6,405	$20,981
Restricted cash and investments	213	843	—	1,056
Receivables, prepaid and other assets	4,350	355	26	4,731
Real estate assets	—	1,501	—	1,501
Total current assets	19,062	2,776	6,431	28,269
Furniture, fixtures and equipment, net	1,091	—	3	1,094
Intangible assets, net	19,300	—	—	19,300
Goodwill	57,203	—	(2,378)	54,825
Other assets	213	—	—	213
Total assets	$96,869	$2,776	$4,056	$103,701

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,869	$—	$—	$5,869
Accrued expenses and other liabilities	1,306	2,483	1,290	5,079
Deferred revenue	10,196	—	—	10,196
Total current liabilities	17,371	2,483	1,290	21,144
Non-current portion of Bank Loan	8,179	—	—	8,179
Other long-term liabilities	721	—	—	721
Deferred tax liability, net	10,829	—	(10,808)	21
Total liabilities	37,100	2,483	(9,518)	30,065
Total stockholders’ equity	59,769	293	13,574	73,636
Total liabilities and stockholders’ equity	$96,869	$2,776	$4,056	$103,701

Condensed Balance Sheet Data December 31, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,629	$80	$7,026	$22,735
Restricted cash and investments	213	1,294	—	1,507
Receivables, prepaid and other assets	7,365	(82)	148	7,431
Real estate assets	—	3,709	—	3,709
Total current assets	23,207	5,001	7,174	35,382
Furniture, fixtures and equipment, net	1,229	12	27	1,268
Intangible assets, net	20,416	—	—	20,416
Goodwill	57,203	—	(2,378)	54,825
Other assets	313	—	—	313
Total assets	$102,368	$5,013	$4,823	$112,204

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$8,119	$—	$—	$8,119
Accrued expenses and other liabilities	1,457	2,470	2,516	6,443
Deferred revenue	12,193	—	—	12,193
Total current liabilities	21,769	2,470	2,516	26,755
Non-current portion of Bank Loan	11,317	—	—	11,317
Other long-term liabilities	745	—	—	745
Deferred tax liability, net	9,997	—	(9,931)	66
Total liabilities	43,828	2,470	(7,415)	38,883
Total stockholders’ equity	58,540	2,543	12,238	73,321
Total liabilities and stockholders’ equity	$102,368	$5,013	$4,823	$112,204

(A)	Includes the assets and liabilities of the Palomino Park, East Lyme and Claverack projects to the extent that such assets and liabilities existed at June 30, 2010 and December 31, 2009.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Three Months Ended June 30, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$6,004	$—	$—	$6,004
Revenue from sales of residential units	—	468	—	468
Total revenue	6,004	468	—	6,472
Cost of sales:
Cost of sales of subscription revenue	1,536	—	—	1,536
Cost of sales of residential units	—	468	—	468
Total cost of sales	1,536	468	—	2,004
Gross profit	4,468	—	—	4,468
Operating expenses:
Sales and marketing	1,441	—	—	1,441
Product development	465	—	—	465
Property operating expenses	—	129	—	129
General and administrative expenses	1,439	(517)	1,324	2,246
Total operating expenses	3,345	(388)	1,324	4,281
Other income (expenses):
Interest and other income	30	—	6	36
Interest (expense)	(102)	—	—	(102)
Total other income (expense)	(72)	—	6	(66)
Income (loss) before income taxes	$1,051	$388	$(1,318)	$121

Condensed Operating Data for the Three Months Ended June 30, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$5,909	$—	$—	$5,909
Revenue from sales of residential units	—	4,261	—	4,261
Total revenue	5,909	4,261	—	10,170
Cost of sales:
Cost of sales of subscription revenue	1,362	—	—	1,362
Cost of sales of residential units	—	2,990	—	2,990
Total cost of sales	1,362	2,990	—	4,352
Gross profit	4,547	1,271	—	5,818
Operating expenses:
Sales and marketing	1,247	—	—	1,247
Product development	414	—	—	414
Property operating expenses	—	265	—	265
General and administrative expenses	1,338	166	1,415	2,919
Total operating expenses	2,999	431	1,415	4,845
Other income (expenses):
Interest and other income	43	42	2	87
Interest (expense)	(142)	(9)	—	(151)
Total other income (expense)	(99)	33	2	(64)
Income (loss) before income taxes	$1,449	$873	$(1,413)	$909

(A)
Primarily includes the operating results of the Palomino Park, East Lyme and Claverack projects to the extent that such revenues and expenses existed for such projects during the three months ended June 30, 2010 and 2009.

(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Six Months Ended June 30, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$12,018	$—	$—	$12,018
Revenue from sales of residential units	—	3,218	—	3,218
Total revenue	12,018	3,218	—	15,236
Cost of sales:
Cost of sales of subscription revenue	2,999	—	—	2,999
Cost of sales of residential units	—	2,955	—	2,955
Total cost of sales	2,999	2,955	—	5,954
Gross profit	9,019	263	—	9,282
Operating expenses:
Sales and marketing	2,991	—	—	2,991
Product development	934	—	—	934
Property operating expenses	—	196	—	196
General and administrative expenses	2,873	(444)	2,699	5,128
Total operating expenses	6,798	(248)	2,699	9,249
Other income (expenses):
Interest and other income	63	—	10	73
Interest (expense)	(222)	—	—	(222)
Total other income (expense)	(159)	—	10	(149)
Income (loss) before income taxes	$2,062	$511	$(2,689)	$(116)

Condensed Operating Data for the Six Months Ended June 30, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$12,264	$—	$—	$12,264
Revenue from sales of residential units	—	5,809	—	5,809
Total revenue	12,264	5,809	—	18,073
Cost of sales:
Cost of sales of subscription revenue	2,768	—	—	2,768
Cost of sales of residential units	—	4,001	—	4,001
Total cost of sales	2,768	4,001	—	6,769
Gross profit	9,496	1,808	—	11,304
Operating expenses:
Sales and marketing	2,523	—	—	2,523
Product development	931	—	—	931
Property operating expenses	—	485	—	485
General and administrative expenses	2,735	267	2,789	5,791
Total operating expenses	6,189	752	2,789	9,730
Other income (expenses):
Interest and other income	98	46	4	148
Interest (expense)	(291)	(40)	—	(331)
Total other income (expense)	(193)	6	4	(183)
Income (loss) before income taxes	$3,114	$1,062	$(2,785)	$1,391

(A)
Primarily includes the operating results of the Palomino Park, East Lyme and Claverack projects to the extent that such revenues and expenses existed for such projects during the six months ended June 30, 2010 and 2009.

(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2010.

No individual customer accounted for more than 2.5% and 2.7% of Reis Services’s revenues for the six months ended June 30, 2010 and 2009, respectively.

The balance of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010	December 31, 2009

Customer receivables	$4,229,000	$7,236,000
Allowance for doubtful accounts	(73,000)	(53,000)
Customer receivables, net	$4,156,000	$7,183,000

Seven customers accounted for an aggregate of approximately 40.2% of Reis Services’s accounts receivable at June 30, 2010, including four customers in excess of 4.0% with the largest representing 15.4%.  As of August 3, 2010, the Company had received payments of approximately $1,851,000 or 43.8% against the June 30, 2010 customer receivable balance.

At June 30, 2010 no customer accounted for more than 6.0% of deferred revenue.

Residential Development Activities

East Lyme

At June 30, 2010, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”). Sales commenced in June 2006 and an aggregate of 40 homes and lots (29 homes and 11 lots) were sold as of June 30, 2010.  At June 30, 2010, the remaining East Lyme inventory included two improved lots and 119 fully approved lots.  The Company sold one home during the three and six months ended June 30, 2010 for gross sales proceeds of approximately $468,000, and sold three homes during the three and six months ended June 30, 2009 for gross sales proceeds of approximately $1,742,000.

The Company is working with a broker to sell the two improved lots individually and to sell the 119 fully approved lots in one or more bulk sale transactions.  There can be no assurance that the Company will be able to sell the remaining two improved lots individually or the 119 fully approved lots in one or more bulk transactions at acceptable prices, or within a specific time period, or at all.

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

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the June 30, 2010 and December 31, 2009 consolidated balance sheets.  This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

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

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park.  During the three and six months ended June 30, 2009, ten and 16 Gold Peak units, respectively, were sold for gross sale proceeds of approximately $2,519,000 and $4,067,000, respectively.

4.	Restricted Cash and Investments

Restricted cash and investments are comprised of the following:

	June 30, 2010	December 31, 2009

Deposits and escrows related to residential development activities (A)	$843,000	$1,294,000
Certificate of deposit/security for office lease	213,000	213,000
	$1,056,000	$1,507,000

(A)	The net reduction results from the sale of the Claverack project in February 2010.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2010	December 31, 2009

Database	$10,650,000	$10,084,000
Accumulated amortization	(6,270,000)	(5,115,000)
Database, net	4,380,000	4,969,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(2,970,000)	(2,469,000)
Customer relationships, net	11,130,000	11,631,000
Web site	4,472,000	3,887,000
Accumulated amortization	(2,527,000)	(2,067,000)
Web site, net	1,945,000	1,820,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(955,000)	(804,000)
Acquired below market lease, net	1,845,000	1,996,000
Intangible assets, net	$19,300,000	$20,416,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Intangible Assets (continued)

The Company capitalized approximately $337,000 and $226,000 during the three months ended June 30, 2010 and 2009, respectively, and $566,000 and $468,000 during the six months ended June 30, 2010 and 2009, respectively, to the database intangible asset.  The Company capitalized approximately $337,000 and $202,000 during the three months ended June 30, 2010 and 2009, respectively, and $585,000 and $423,000 during the six months ended June 30, 2010 and 2009, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,124,000 and $2,267,000 for the three and six months ended June 30, 2010, of which approximately $573,000 and $1,155,000 related to the database, which is charged to cost of sales, approximately $250,000 and $501,000 related to customer relationships, which is charged to sales and marketing expense, approximately $225,000 and $460,000 related to web site development, which is charged to product development expense, and approximately $76,000 and $151,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment.  Amortization expense for intangible assets aggregated approximately $1,081,000 and $2,227,000 for the three and six months ended June 30, 2009, of which approximately $536,000 and $1,055,000 related to the database, approximately $252,000 and $505,000 related to customer relationships, approximately $218,000 and $516,000 related to web site development, and approximately $75,000 and $151,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

At June 30, 2010 and December 31, 2009, the Company’s debt consisted of the following:

	Maturity Date	Stated Interest Rate at June 30, 2010	June 30, 2010	December 31, 2009

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$13,976,000	$19,250,000
Other Reis Services debt	Various	Fixed/Various	84,000	213,000
Total debt			$14,060,000	$19,463,000
Total assets of Reis Services as a security interest for the Bank Loan			$96,869,000	$102,368,000

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  At June 30, 2010, approximately $833,000 may be borrowed for future working capital needs of Reis Services.  The interest rate was LIBOR + 1.50% at June 30, 2010 and December 31, 2009 (LIBOR was 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively).

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

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  Although not required to do so, the Company made an additional prepayment of $500,000, in excess of the minimum repayment of approximately $774,000 due at June 30, 2010.  The Company currently expects to make additional prepayments by December 31, 2010 and these additional estimated payments have been reflected as a current liability in the consolidated balance sheets.  All prepayments ratably reduce Reis Services’s future quarterly contractual minimum payments through maturity.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Debt (continued)

The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  These ratios have been met; however no distributions from Reis Services up to the Company were made during 2009 or during the six months ended June 30, 2010.

The Bank Loan requires interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan for a minimum of three years. An interest rate cap was purchased in June 2007, which capped LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010.  The cap expired with no value at June 30, 2010 and had no value at December 31, 2009.

Residential Development Debt

During the first quarter of 2009, the Company made principal repayments of $900,000 and then in April 2009, repaid approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme construction debt and eliminating a minimum liquidity requirement.  After this repayment, there was no debt on any of the Company’s remaining real estate.

7.	Income Taxes

The components of the income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Current state and local tax expense	$—	$21,000	$—	$30,000
Deferred Federal tax expense (benefit)	12,000	284,000	(36,000)	440,000
Deferred state and local tax expense (benefit)	3,000	73,000	(9,000)	113,000
Income tax expense (benefit)	$15,000	$378,000	$(45,000)	$583,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $22,000 and $67,000 at June 30, 2010 and December 31, 2009, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and the net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 at June 30, 2010 and December 31, 2009 was necessary. The allowances relate primarily to alternative minimum tax (“AMT”) credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.  Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the three and six months ended June 30, 2010.

8.	Stockholders’ Equity

In June 2010, the Board authorized the repurchase of up to an aggregate amount of $1,000,000 of the Company’s common stock.  Previously, the Board had authorized the repurchase of an aggregate of $3,000,000 of the Company’s shares.  The Company completed repurchases under the initial $3,000,000 authorization in April 2010.  The program permits purchases from time to time in the open market or through privately negotiated transactions.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Stockholders’ Equity (continued)

During the three and six months ended June 30, 2010, the Company purchased an aggregate of 3,440 and 28,941 shares of common stock, respectively, at an average price of $5.78 and $6.08 per share, respectively.  From the inception of the share repurchase program in December 2008 through June 30, 2010, the Company purchased an aggregate of 691,785 shares of common stock at an average price of approximately $4.34 per share, for an aggregate of $3,000,000.  Under the repurchase plan, the Company repurchased approximately 6.3% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

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

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	473,620	$8.91	528,473	$8.53
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	(7,000)	$(9.57)
Outstanding at end of period	473,620	$8.91	521,473	$8.51
Options exercisable at end of period	305,620	$8.49	276,473	$7.43
Options exercisable which can be settled in cash	88,620	$4.73	136,473	$4.68

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

At June 30, 2010, the option liability was approximately $140,000 based upon the difference in the closing stock price of the Company at June 30, 2010 of $6.31 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  At December 31, 2009, the option liability was approximately $126,000 based upon the difference in the closing stock price of the Company at December 31, 2009 of $6.15 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  The Company recorded compensation expense of approximately $49,000 and $14,000 for the three and six months ended June 30, 2010, respectively, in general and administrative expenses in the consolidated statements of operations as a result of stock price increases during each of those periods.  The Company recorded a compensation benefit of approximately $56,000 in the six months ended June 30, 2009 as a result of the stock price declines during the period, all of which was recorded during the three months ended March 31, 2009.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards The following table presents the changes in RSUs outstanding for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	2010	2009

Outstanding at beginning of period	507,668	343,320
Granted	200,460	204,528
Common stock delivered (A)(B)	(272,226)	(31,332)
Forfeited	(1,800)	(3,600)
Outstanding at end of period	434,102	512,916

Intrinsic value at June 30, 2010 (C)	$2,739,000

(A)
Includes 17,431 shares which were used to settle minimum employee withholding tax obligations for 12 employees of approximately $105,000 in the first quarter of 2010 and 16,870 shares which were used to settle minimum employee withholding tax obligations for 63 employees of approximately $105,000 in the second quarter of 2010.    A net of 167,530 and 237,925 shares of common stock were delivered in the three and six months ended June 30, 2010, respectively.

(B)
Includes 5,245 shares which were used to settle minimum employee withholding tax obligations for three employees of approximately $21,000 in 2009. A net of 26,087 shares of common stock were delivered at that time.

(C)	For purposes of this calculation, the Company’s closing stock price of $6.31 per share on June 30, 2010 was used.

In February 2010, an aggregate of 185,000 RSUs were granted to employees which vest one-third a year over three years and had a grant date fair value of $5.97 per RSU (which was determined based on the closing stock price of the Company’s common stock on February 19, 2010). In February 2009, an aggregate of 169,500 RSUs were granted to employees which vest one-third a year over three years and have a grant date fair value of $4.76 per RSU (which was determined based on the closing price of the Company’s common stock on February 4, 2009). The awards granted to employees in 2010 and 2009 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

During the six months ended June 30, 2010, an aggregate of 15,460 RSUs were granted to non-employee directors (with an average grant date fair value of $5.95 per RSU) related to the equity component of their compensation for the three months ended December 31, 2009 and March 31, 2010.  During the six months ended June 30, 2009, an aggregate of 35,028 RSUs were granted to non-employee directors (with an average grant date fair value of $3.94 per RSU) related to the equity component of their compensation for the three months ended December 31, 2008 and March 31, 2009.  In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $369,000 and $353,000, including approximately $50,000 and $65,000 related to non-employee director equity compensation, for the three months ended June 30, 2010 and 2009, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.  For the six months ended June 30, 2010 and 2009, the Company recorded non-cash compensation expense of approximately $771,000 and $710,000, respectively, including approximately $96,000 and $134,000, respectively, related to non-employee director equity compensation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) for basic calculation	$106,397	$531,552	$(70,673)	$808,150
Adjustments to net income (loss) for the income statement impact of dilutive securities	—	—	—	—
Net income (loss) for dilution calculation	$106,397	$531,552	$(70,673)	$808,150

Denominator:
Denominator for net income (loss) per common share, basic — weighted average common shares	10,495,194	10,775,722	10,458,178	10,869,027
Effect of dilutive securities:
RSUs	285,263	233,432	—	194,274
Stock options	—	—	—	—
Denominator for net income (loss) per common share, diluted — weighted average common shares	10,780,457	11,009,154	10,458,178	11,063,301
Net income (loss) per common share:
Basic	$0.01	$0.05	$(0.01)	$0.07
Diluted	$0.01	$0.05	$(0.01)	$0.07

Potentially dilutive securities include all stock based awards.  For the three and six months ended June 30, 2010 and 2009, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

11.	Fair Value of Financial Instruments

At June 30, 2010 and December 31, 2009, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at June 30, 2010 and December 31, 2009. Other than capital leases, all of the Company’s debt at June 30, 2010 and December 31, 2009 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $13,453,000 and $18,316,000 at June 30, 2010 and December 31, 2009, respectively, which is lower than the recorded amounts of $13,976,000 and $19,250,000 at June 30, 2010 and December 31, 2009, respectively. The estimated fair value reflects the effect of higher interest rate spreads and interest rate floors on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. The Company’s interest rate cap expired at June 30, 2010 and had no value at December 31, 2009. See Note 6 for more information about the Company’s debt.

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

Operations

As commercial real estate markets have grown in size and complexity, Reis, over the last 30 years, has invested in the areas critical to supporting the information needs of real estate professionals in both the asset market and the space leasing market. In particular, Reis has:

●	developed expertise in data collection across multiple markets and property types;

●	invested in the analytical expertise to develop decision support systems around property valuation, credit analytics, transaction support and risk management;

●	created product development expertise to collect market feedback and translate it into new products and reports; and

●	invested in a robust technology infrastructure to disseminate these tools to the wide variety of market participants.

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

Proprietary Databases

Reis has expertise in collecting, screening and organizing large volumes of data into its proprietary databases. Each quarter, a rotating and statistically robust sample of building owners, leasing agents, and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with data previously collected on that property and similar properties, and question any unusual changes in rents and vacancies. Whenever deemed appropriate, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at June 30, 2010:

Number of metropolitan markets:
Apartment	169
Retail	140
Office	132
Industrial	44

At June 30, 2010, these metropolitan markets are further sub-divided into over 1,800 competitive submarkets based on property type.

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

Products and Services

Reis SE, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts, as well as a number of analytical tools. Access to Reis SE is by secure password only and can be customized to accommodate the needs of subscribers. For example, the product can be tailored to provide access to all or only selected markets, property types and report combinations. The Reis SE interface has been refined over the past several years to accommodate real estate professionals who need to perform market-based trend analysis, property specific research, comparable property analysis, and generate valuation and credit analysis estimates at the single property and portfolio levels.  These analytical tools may increase in significance over the next few years as investors study opportunities in the secondary market for commercial mortgages and commercial mortgage backed securities.

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

Other significant elements of Reis SE include:

●	property comparables that allow users to identify buildings or new construction projects with similar characteristics (such as square footage, rents or sales price);

●	quarterly “First Glance” reports that provide an early assessment of the apartment, office and retail sectors across the U.S. and preliminary commentary on new construction activity;

●
Quarterly Briefings — two conference calls each quarter attended by hundreds of subscribers, during which Reis provides an overview of its latest high-level findings and forecasts for the commercial real estate space and capital markets;

●	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type; and

●	customizable email alerts that let users receive proactive updates on only those reports and markets that they designate.

Reis continuously enhances Reis SE by developing new products and applications. Recent examples include:

●
the August 2009 enhancement of Reis’s Single Property Valuation module and its Asset and Portfolio AnalysisSM service, designed to help clients quantify the value and risk associated with their commercial real estate holdings.

●
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

Reis continues to develop new products and applications.  Current initiatives include: (1) a platform tailored to the needs of smaller enterprises and individuals, professional investors, brokers and appraisers, which we refer to as Reis Reports, accessible at www.reisreports.com; (2) further geographic expansion of our market coverage and/or property types; (3) possible data redistribution relationships with other business vendors; and (4) the projected commencement of monthly publication of data in September 2010 as a premium offering for our subscribers.

Cost of Service

Reis’s data is available to customers in five primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to download a limited number of reports; (3) online single report credit card purchases; (4) custom data requests; and (5) monthly subscriptions to Reis Reports, charged to a credit card. Annual subscription fees for Reis SE range from $1,000 to over $600,000, depending on the combination of markets, property types and reports subscribed to, for which the customer is typically allowed to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a 12-month period. Individual report sales typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account.  Custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.  Renewals are negotiated in advance of the expiration of an existing contract.  Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption.  The monthly fee for Reis Reports is $75 or $125 depending on the package chosen by the subscriber.

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 15, 2010.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009 and sold its Claverack, New York project in February 2010.  The Company ceased building new homes in 2008 and is seeking to exit the residential development business by selling its East Lyme, Connecticut project in one or more bulk transactions, in order to focus solely on the Reis Services business.

At June 30, 2010, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme.  Sales commenced in June 2006 and an aggregate of 40 homes and lots (29 homes and 11 lots) were sold as of June 30, 2010.  At June 30, 2010, the remaining East Lyme inventory included two improved lots and 119 fully approved lots.  The Company is working with a broker to sell the two improved lots individually and to sell the 119 fully approved lots in one or more bulk sale transactions.  There can be no assurance that the Company will be able to sell the remaining two improved lots individually or the 119 fully approved lots in one or more bulk transactions at acceptable prices, or within a specific time period, or at all.

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

(amounts in thousands, excluding percentages)	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
Reis Services	2010	2009

Revenue	$6,004	$5,909	$95	1.6%
EBITDA	$2,330	$2,740	$(410)	(15.0%)
EBITDA margin	38.8%	46.4%

	For the Six Months Ended June 30,			Percentage (Decrease)
Reis Services	2010	2009	(Decrease)

Revenue	$12,018	$12,264	$(246)	(2.0%)
EBITDA	$4,656	$5,756	$(1,100)	(19.1%)
EBITDA margin	38.7%	46.9%

	For the Three Months Ended			Percentage (Decrease) Increase
Reis Services	June 30, 2010	March 31, 2010	(Decrease) Increase

Revenue	$6,004	$6,014	$(10)	(0.2%)
EBITDA	$2,330	$2,326	$4	0.2%
EBITDA margin	38.8%	38.7%

Reis Services revenue increased by approximately $95,000, from the second quarter of 2009 to the second quarter of 2010. This quarterly revenue increase over the prior year corresponding quarter is the first such increase since the fourth quarter of 2008 over the fourth quarter of 2007. In general, the increase in revenue over the 2009 second quarter is the effect of (1) positive improvements in the overall renewal rates as the trailing twelve month renewal rate improved to 88% at June 30, 2010 as compared to 84% for the trailing twelve months ended June 30, 2009, (2) reduced budgeting restraints by current and prospective customers, both of which are discussed below, as well as (3) the cumulative impact of the strength of contract signings in the fourth quarter of 2009 and in the first half of 2010. Revenue for the six months ended June 30, 2010 as compared to the 2009 corresponding six month period decreased

$246,000.  In general, this revenue decrease is the result of (1) the cumulative impact of Reis Services’s annual renewal rate declines during late 2008 and through June 30, 2009 and (2) the net effect of price increases and decreases on renewal contracts executed in the first half of 2009.  Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.  Therefore, increases in the dollar volume of new contracts will not translate immediately into equivalent increases in revenue.  Similarly it took four quarters to realize the full impact of contract declines on revenue in late 2008 and into 2009.

EBITDA decreased $410,000 and $1,100,000 from the three and six months ended June 30, 2009 to June 30, 2010 as a result of (1) as it relates to the six month period, the revenue decreases described above, (2) cost increases, primarily in sales and marketing expenses for increases in commissions in 2010 over 2009, (3) salary and benefit increases in 2010 from hiring for product development and enhancement initiatives, (4) wage increases for existing employees, (5) a modest increase in the bad debt reserve in the second quarter of 2010 and (6) the continuing increase in the cost of employee benefits, primarily for medical insurance.

Revenue declines in late 2008 and the first three quarters of 2009 stabilized in the fourth quarter of 2009 and returned to revenue growth in the first quarter of 2010.  Revenue and EBITDA for the second quarter of 2010 were consistent with the amounts reported in the first quarter of 2010.  The second quarter 2010 revenue was negatively impacted by a reduction of $78,000 from custom work as compared to the first quarter of 2010.  Although the decline in revenue from custom work was minor, it impacted our financial results in the following ways: (1) it negated the continuing modest revenue growth in our core subscription services in the second quarter of 2010, causing the second quarter of 2010 revenues to be essentially flat as compared to the first quarter of 2010 and (2) flattened EBITDA growth as compared to the first quarter 2010.

There is a delay between positive changes in renewal rates and contract signings and the recognition of revenue from those contracts in the statements of operations.  Our renewal rates were 88% and 84% overall and were 90% and 86% for institutional customers for the trailing twelve months ended June 30, 2010 and 2009, respectively.  The quarterly renewal rate was 80% overall and 83% for institutional customers in the second quarter of 2009, and then consistently improved to 88% overall and 89% for institutional customers in the third quarter of 2009, 89% overall and 90% for institutional customers in the fourth quarter of 2009, 92% overall and 93% for institutional customers in the first quarter of 2010 and receded to 85% overall and 88% for institutional customers in the second quarter of 2010.  The second quarter renewal rate was negatively impacted, in part, due to the timing of certain renewals.

The net effect of price increases and decreases on renewals negatively impacted revenue in 2009, with more limited residual effects being felt in the first and second quarters of 2010.  Commencing in September 2008, contract price increases on renewals were constrained due to usage reductions at certain customers as well as budgetary pressures, predominantly among customers in the banking industry, which trend continued into the first half of 2009.  Our pricing model is based on actual and projected usage; we believe it is generally not as susceptible to downturns and personnel reductions at our customers as a model based upon individual user licenses.  We generally impose contractual restrictions limiting our immediate exposure (during existing contract terms) to revenue reductions due to mergers and consolidations.  However, we have been and we may in the future be impacted by consolidation among our customers and potential customers, or in the event that customers enter bankruptcy or otherwise go out of business.  As budget restraints and economic pressure decrease, there has been an overall positive impact on revenue stabilization and growth.  These impacts can be seen in the reported results for the fourth quarter of 2009 and the first and second quarters of 2010.

Reconciliations of Net Income (Loss) to EBITDA and Adjusted EBITDA

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

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$106
Income tax expense			15
Income (loss) before income taxes	$1,051	$(930)	121
Add back:
Depreciation and amortization expense	1,207	20	1,227
Interest expense (income), net	72	(6)	66
EBITDA	2,330	(916)	1,414
Add back:
Stock based compensation expense, net	—	418	418
Adjusted EBITDA	$2,330	$(498)	$1,832

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(71)
Income tax (benefit)			(45)
Income (loss) before income taxes	$2,062	$(2,178)	(116)
Add back:
Depreciation and amortization expense	2,435	26	2,461
Interest expense (income), net	159	(10)	149
EBITDA	4,656	(2,162)	2,494
Add back:
Stock based compensation expense, net	—	785	785
Adjusted EBITDA	$4,656	$(1,377)	$3,279

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$531
Income tax expense			378
Income (loss) before income taxes	$1,449	$(540)	909
Add back:
Depreciation and amortization expense	1,192	29	1,221
Interest expense (income), net	99	(35)	64
EBITDA	2,740	(546)	2,194
Add back:
Stock based compensation expense, net	—	353	353
Adjusted EBITDA	$2,740	$(193)	$2,547

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$808
Income tax expense			583
Income (loss) before income taxes	$3,114	$(1,723)	1,391
Add back:
Depreciation and amortization expense	2,449	52	2,501
Interest expense (income), net	193	(10)	183
EBITDA	5,756	(1,681)	4,075
Add back:
Stock based compensation expense, net	—	654	654
Adjusted EBITDA	$5,756	$(1,027)	$4,729

(amounts in thousands) Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(177)
Income tax (benefit)			(60)
Income (loss) before income taxes	$1,011	$(1,248)	(237)
Add back:
Depreciation and amortization expense	1,228	6	1,234
Interest expense (income), net	87	(4)	83
EBITDA	2,326	(1,246)	1,080
Add back:
Stock based compensation expense, net	—	367	367
Adjusted EBITDA	$2,326	$(879)	$1,447

*	Includes East Lyme and the Company’s other developments and corporate level income and expenses, to the extent that such income and expenses existed for such projects during the periods presented.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2010 and 2009

Subscription revenues and related cost of sales were approximately $6,004,000 and $1,536,000, respectively, for the three months ended June 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $4,468,000. Amortization expense included in cost of sales for the database intangible asset was approximately $573,000 during this period.  Subscription revenues and related cost of sales were approximately $5,909,000 and $1,362,000, respectively, for the three months ended June 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $4,547,000.  Amortization expense included in cost of sales was approximately $536,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $468,000 each for the three months ended June 30, 2010, all of which is with respect to the sale of one home at East Lyme in May 2010.  Revenue and cost of sales of residential units were approximately $4,261,000 and $2,990,000, respectively, for the three months ended June 30, 2009 with respect to the sale of 10 condominium units at the Gold Peak development and three homes at East Lyme in the 2009 period.

Sales and marketing expenses and product development expenses were approximately $1,441,000 and $465,000, respectively, for the three months ended June 30, 2010 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) were approximately $250,000 and $225,000, respectively, during this period.  Sales and marketing expenses and product development expenses were approximately $1,247,000 and $414,000, respectively, for the three months ended June 30, 2009. Amortization expense included in sales and marketing expenses and product development expenses were approximately $252,000 and $218,000, respectively, during this period. The expense increase for sales and marketing expenses between the two periods generally reflects increased sale commissions in the second quarter of 2010 over 2009 consistent with the increase in sales activity in the 2010 period.  Additionally, increases in 2010 expenses over 2009 expenses reflect wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced and 2010 reflects a return to base salary increases and higher employee bonus levels.  Product development cost increases were also the result of new product initiatives.

Property operating expenses were $129,000 and $265,000 for the three months ended June 30, 2010 and 2009, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  The reduction results from the Gold Peak sell out in 2009, the Claverack sale in February 2010 and the cost reduction efforts to operate and maintain the unsold real estate with a minimal cost structure and allocated internal resources.

General and administrative expenses of $2,246,000 for the three months ended June 30, 2010 include current period expenses of $1,649,000, depreciation and amortization expense of $179,000 for lease value and furniture, fixtures and equipment, and approximately $418,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $369,000 and an approximate $49,000 increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $5.76 per share at March 31, 2010 to $6.31 per share at June 30, 2010.  General and administrative expenses of $2,919,000 for the three months ended June 30, 2009 include current period expenses of $2,351,000, depreciation and amortization expense of $215,000 for lease value and furniture, fixtures and equipment, and approximately $353,000 of net non-cash compensation expense. The net non-cash compensation expense is solely comprised of compensation expense resulting from equity awards for employees and directors.  Excluding the non-cash items, the reduction in general and administrative expenses is a result of (1) concerted efforts to reduce public company and other administrative costs, (2) a reduction in staffing for management and accounting personnel who supported the Residential Development Activities segment, but for which the costs were not allocable to that segment, (3) the completion of certain employment related contractual obligations in May 2010, (4) the settlement of contingent obligations for amounts less than accrued in prior periods and (5) other cost saving measures.

Interest expense of $102,000 for the three months ended June 30, 2010 includes interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan, of $100,000 and interest from other debt of $2,000.  Interest expense of $151,000 for the three months ended June 30, 2009 includes interest and cost amortization on the Bank Loan of $136,000, non-capitalized interest relating to residential development activities of $9,000 and interest from other debt of $6,000.  The reduction in interest expense reflects the reduction in the outstanding debt balance in the 2010 period as compared to the 2009 period.

The income tax expense during the three months ended June 30, 2010 of $15,000 reflects a deferred Federal provision of $12,000 and a deferred state tax provision of $3,000.  The income tax expense for the three months ended June 30, 2009 of $378,000 results from a deferred Federal provision of $284,000, a deferred state tax provision of $73,000 and current state and local taxes of $21,000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2010 and 2009

Subscription revenues and related cost of sales were approximately $12,018,000 and $2,999,000, respectively, for the six months ended June 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $9,019,000. Amortization expense included in cost of sales for the database intangible asset was approximately $1,155,000 during this period.  Subscription revenues and related cost of sales were approximately $12,264,000 and $2,768,000, respectively, for the six months ended June 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $9,496,000.  Amortization expense included in cost of sales was approximately $1,055,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.

Revenue and cost of sales of residential units were approximately $3,218,000 and $2,955,000, respectively, for the six months ended June 30, 2010, of which revenue of $2,750,000 is from the sale of the Claverack project in February 2010 and the remainder is the sale of one home at East Lyme in May 2010.  Revenue and cost of sales of residential units were approximately $5,809,000 and $4,001,000, respectively, for the six months ended June 30, 2009 with respect to the sale of 16 condominium units at the Gold Peak development and three homes at East Lyme in the 2009 period.

Sales and marketing expenses and product development expenses were approximately $2,991,000 and $934,000, respectively, for the six months ended June 30, 2010 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) were approximately $501,000 and $460,000, respectively, during this period.  Sales and marketing expenses and product development expenses were approximately $2,523,000 and $931,000, respectively, for the six months ended June 30, 2009. Amortization expense included in sales and marketing expenses and product development expenses were approximately $505,000 and $516,000, respectively, during this period. The expense increase for sales and marketing expenses between the two periods generally reflects increased commissions in the first six months of 2010 over 2009 consistent with the increase in sales activity in the 2010 period.  Additionally, increases in 2010 expenses over 2009 expenses reflect wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced and 2010 reflects a return to base salary increases and higher employee bonus levels.  Product development cost increases were also the result of new product initiatives.

Property operating expenses were $196,000 and $485,000 for the six months ended June 30, 2010 and 2009, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  The reduction results from the Gold Peak sell out in 2009, the Claverack sale in February 2010 and the cost reduction efforts to operate and maintain the unsold real estate with a minimal cost structure and allocated internal resources.

General and administrative expenses of $5,128,000 for the six months ended June 30, 2010 include current period expenses of $3,997,000, depreciation and amortization expense of $346,000 for lease value and furniture, fixtures and equipment, and approximately $785,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $771,000 and by an approximate

$14,000 increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $6.31 per share at June 30, 2010.  General and administrative expenses of $5,791,000 for the six months ended June 30, 2009 include current period expenses of $4,712,000, depreciation and amortization expense of $425,000 for lease value and furniture, fixtures and equipment, and approximately $654,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (1) compensation expense resulting from equity awards for employees and directors of approximately $710,000, offset by (2) an approximate $56,000 decrease in the reserve for option liability due to a decrease in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $3.91 per share at June 30, 2009.  Excluding the non-cash items, the reduction in general and administrative expenses is a result of (1) concerted efforts to reduce public company and other administrative costs, (2) a reduction in staffing for management and accounting personnel who supported the Residential Development Activities segment, but for which the costs were not allocable to that segment, (3) the completion of certain employment related contractual obligations in May 2010, (4) the settlement of contingent obligations for amounts less than accrued in prior periods and (5) other cost saving measures.

Interest expense of $222,000 for the six months ended June 30, 2010 includes interest and cost amortization on the Reis Services debt, of $215,000 and interest from other debt of $7,000.  Interest expense of $331,000 for the six months ended June 30, 2009 includes interest and cost amortization on the Bank Loan of $277,000, non-capitalized interest relating to residential development activities of $40,000 and interest from other debt of $14,000. The reduction in interest expense reflects the reduction in the outstanding debt balance in the 2010 period as compared to the 2009 period.

The income tax benefit during the six months ended June 30, 2010 of $45,000 reflects a deferred Federal benefit of $36,000 and a deferred state tax benefit of $9,000 as a result of the pre-tax loss in the first six months of 2010.  The income tax expense for the six months ended June 30, 2009 of $583,000 results from a deferred Federal provision of $440,000, a deferred state tax provision of $113,000 and current state and local taxes of $30,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $22,000 and $67,000 at June 30, 2010 and December 31, 2009, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and the net operating loss, or NOL, carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 at June 30, 2010 and December 31, 2009 was necessary. The allowances relate primarily to alternative minimum tax, or AMT, credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.  Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the three and six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (including scheduled principal payments of approximately $4,797,000 on the Bank Loan, payable by June 30, 2011 and other expected additional principal payments of approximately $1,000,000 to be made in 2010); operating and capital leases; warranty costs related to construction; development costs; other capital expenditures; potential settlement of certain outstanding stock options in cash (the liability for which was approximately $140,000 at June 30, 2010 based upon the closing stock price of the Company at June 30, 2010 of $6.31 per share); and repurchases of additional shares of Reis common stock (at June 30, 2010, $1,000,000 remained available to be purchased under our current authorization).  The Company expects to meet these short-term liquidity requirements generally through the use of available cash, cash generated from subscription revenue of Reis Services, sales of the Company’s remaining East Lyme real estate assets either individually or in bulk transactions, releases from property-related escrow reserves and accounts, repayment of the Claverack mortgage receivable and interest revenue.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web site and databases; the non-current portion of long-term debt; operating and capital leases and other capital expenditures; and repurchases of additional shares of Reis common stock (at June 30, 2010, $1,000,000 remained available to be purchased under our current authorization).  The Company expects to meet these long-term liquidity requirements generally through the use of available cash, cash generated from subscription revenue of Reis Services, sales of the Company’s remaining East Lyme real estate assets either individually or in bulk transactions (to the extent that any remain unsold after 2010), releases from property-related escrow reserves and accounts and interest revenue.

Cash and cash equivalents aggregated approximately $20,981,000 at June 30, 2010, including approximately $14,499,000 in the Reis Services segment. Management considers such amounts to be adequate and expects its cash balances to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms at both the Reis Services segment and on a consolidated basis.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  At June 30, 2010, approximately $833,000 may be borrowed for future working capital needs of Reis Services.  The interest rate was LIBOR + 1.50% at June 30, 2010 and December 31, 2009 (LIBOR was 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively).  The balance of the Bank Loan was $13,976,000 and $19,250,000 at  June 30, 2010 and December 31, 2009, respectively.

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

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  Although not required to do so, the Company made an additional prepayment of $500,000, in excess of the minimum repayment of approximately $774,000 due at June 30, 2010.  The Company currently expects to make additional prepayments by December 31, 2010 and these additional estimated payments have been reflected as a current liability in the consolidated balance sheets.  All prepayments ratably reduce Reis Services’s future quarterly contractual minimum payments through maturity.

The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  These ratios have been met; however no distributions from Reis Services up to the Company were made during 2009 or during the six months ended June 30, 2010.

Other Items Impacting Liquidity

East Lyme

At June 30, 2010, the remaining East Lyme inventory included two improved lots and 119 fully approved lots.  The Company sold one home during the three and six months ended June 30, 2010 for gross sales proceeds of approximately $468,000, and sold three homes during the three and six months ended June 30, 2009 for gross sales proceeds of approximately $1,742,000.  The Company is working with a broker to sell the two improved lots individually and to sell the 119 fully approved lots in one or more bulk sale transactions.  There can be no assurance that the Company will be able to sell the remaining two improved lots individually or the 119 fully approved lots in one or more bulk transactions at acceptable prices, or within a specific time period, or at all.

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the June 30, 2010 and December 31, 2009 consolidated balance sheets. This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

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

Issuer Purchases of Equity Securities

In June 2010, the Board authorized the repurchase of up to an aggregate amount of $1,000,000 of the Company’s common stock.  Previously, the Board had authorized the repurchase of an aggregate of $3,000,000 of the Company’s shares.  The Company completed repurchases under the initial $3,000,000 authorization in April 2010.  The program permits purchases from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, purchases could have been commenced or suspended at any time, or from time to time, without prior notice and the program may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three and six months ended June 30, 2010, the Company purchased an aggregate of 3,440 and 28,941 shares of common stock, respectively, at an average price of $5.78 and $6.08 per share, respectively.  From the inception of the share repurchase program in December 2008 through June 30, 2010, the Company purchased an aggregate of 691,785 shares of common stock at an average price of approximately $4.34 per share, for an aggregate of $3,000,000.  Under the repurchase plan, the Company repurchased approximately 6.3% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The volatility and uncertainty in the U.S. and global economy in 2008 and 2009, including the credit markets and real estate markets, negatively affected renewal rates, with the greatest impact on the Company being felt between the beginning of the fourth quarter of 2008 and continuing through June 30, 2009.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were customers of the Company), the Company was negatively impacted as exhibited by our revenue reduction from the six months ended June 30, 2009 as compared to the six months ended June 30, 2010.  However, on a quarterly basis, we experienced a positive trend of revenue growth in the second quarter 2010 as compared to the second quarter of 2009.  Our overall annual renewal rate is 88% for the trailing twelve months ended June 30, 2010; an improvement from 84% for the trailing twelve months ended June 30, 2009.  This positive trend in renewal rates will continue to be reflected in future quarterly revenues.  We experienced a slight decline in the quarterly renewal rates from the first quarter to the second quarter of 2010.  There can be no assurance that the increase in renewal rates experienced from the middle of 2009 and into the first quarter of 2010 will continue and that subscription revenue will continue to grow in future quarters as compared to corresponding quarters of 2009 or on a consecutive basis.

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

Lot and Land Sales in the Residential Development Activities Segment

Although the Company sold its Claverack project in bulk in February 2010, the Company’s operations relating to the sale of individual and bulk lots have been negatively impacted by poor national, regional and local market conditions where the Company owns property.  Illiquidity in the residential mortgage and construction/development loan markets has negatively impacted our marketing efforts and the ability of buyers (developers, local builders or land investors) to afford and/or finance the purchase of lots, either individually or in bulk, as well as their inability to finance required infrastructure work, causing us to reduce our asking price. The number and timing of future sales by the Company could be adversely impacted by the lack of availability of credit to potential buyers and, in the case of developers and local builders, the inability to sell inventory they build to individual buyers who may be unable to obtain financing.  Two improved lots and 119 fully approved lots remain in inventory at the East Lyme project at June 30, 2010.  We intend to sell the remaining 119 East Lyme lots in one or more bulk transactions.

Changes in Cash Flows

Comparison of Cash Flows for the Six Months Ended June 30, 2010 and 2009

Cash flows for the six months ended June 30, 2010 and 2009 are summarized as follows:

	For the Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$5,205,868	$7,990,519
Net cash (used in) investing activities	(1,171,099)	(903,601)
Net cash (used in) financing activities	(5,789,092)	(7,718,661)
Net (decrease) in cash and cash equivalents	$(1,754,323)	$(631,743)

Cash flows provided by operating activities decreased $2,785,000 from $7,991,000 provided in the 2009 period to $5,206,000 provided in the 2010 period.  The decrease in cash flows from operating activities is a function of increased uses of cash in the 2010 period related to accrued expenses due to the timing of payments and settlement of employment and other contractual obligations previously accrued for of $1,563,000, and a decrease in real estate sales between the two periods.  These decreases were offset by an increase in the cash flows from operating activities of the Reis Services segment of $706,000 from $4,748,000 provided in the 2009 period to $5,454,000 provided in the 2010 period primarily due to increased collections in the 2010 period (on a higher accounts receivable balance at December 31, 2009 than the December 31, 2008 amount).

Cash flows used in investing activities increased $267,000 from $904,000 used in the 2009 period to $1,171,000 used in the 2010 period.  This change primarily resulted from an increase in cash used in the 2010 period as compared to the 2009 period for web site and database development costs of $260,000 and furniture, fixture and equipment additions of $17,000, offset by $10,000 of furniture, fixtures and equipment dispositions in 2010.

Cash flows used in financing activities decreased $1,930,000 from $7,719,000 used in the 2009 period to $5,789,000 used in the 2010 period.  During the 2010 period, $5,274,000 was repaid on the Bank Loan whereas $1,750,000 was repaid in the 2009 period.  During the 2009 period, $5,077,000 was repaid on the East Lyme construction loan.  During the six months ended June 30, 2009, the Company repurchased 255,057 shares of its outstanding common stock for approximately $777,000 as compared to the 2010 period where the Company repurchased 28,941 shares of its outstanding common stock for approximately $176,000.  Other debt repayments in the 2010 period exceeded the payments in the 2009 period by $37,000. Payments for option cancellations and restricted stock unit settlements were approximately $210,000 and $21,000 in the 2010 and 2009 periods, respectively.

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

●	statements relating to future services and product development of the Reis Services segment;

●	statements relating to future sales of the Company’s remaining real estate assets;

●
statements relating to future business prospects, potential acquisitions, revenue, expenses, income (loss), cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA and Adjusted EBITDA; and

●
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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

●	revenues may be lower than expected;

●	inability to retain and increase the Company’s customer base;

●	additional adverse changes in the real estate industry and the local market in which the Company has property;

●	inability to dispose of our remaining residential real estate at expected prices or at all;

●	inability to execute properly on new products and services, or failure of customers to accept these products and services;

●	competition;

●	inability to attract and retain sales and senior management personnel;

●	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

●	changes in accounting policies or practices;

●	legal and regulatory issues; and

●
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

At June 30, 2010, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at June 30, 2010:

(amounts in thousands)	Balance at June 30, 2010	LIBOR at June 30, 2010	Additional Interest Incurred

Variable rate debt:
Bank Loan	$13,976	0.35%	$140	(A)

(A)
Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR.  It does not take into consideration contractual future periodic repayments.

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

Item 4T.  Controls and Procedures.

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2010 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In June 2010, the Board authorized the repurchase of up to an aggregate amount of $1,000,000 of the Company’s common stock.  Previously, the Board had authorized the repurchase of an aggregate of $3,000,000 of the Company’s shares.  The Company completed repurchases under the initial $3,000,000 authorization in April 2010.  The program permits purchases from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, purchases could have been commenced or suspended at any time, or from time to time, without prior notice and the program may be expanded with prior notice.  The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”  During the second quarter of 2010, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2010 to April 30, 2010	3,440	$5.78	3,440	$—
May 1, 2010 to May 31, 2010	—	$—	—	$—
June 1, 2010 to June 30, 2010	—	$—	—	$1,000,000

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
10.1
Separation Agreement and General Release dated as of June 3, 2010, among Jeffrey H. Lynford, Reis, Inc. and Reis Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010)

10.2
Employment Agreement Extension dated as of May 30, 2010, among Lloyd Lynford, Reis, Inc. and Reis Services, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2010)

10.3
Employment Agreement Extension dated as of May 30, 2010, among Jonathan Garfield, Reis, Inc. and Reis Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2010)

10.4
Employment Agreement Extension dated as of May 30, 2010, among Mark P. Cantaluppi, Reis, Inc. and Reis Services, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2010)

10.5
Employment Agreement Extension dated as of May 30, 2010, between William Sander and Reis Services, LLC  (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 3, 2010)

10.6
Employment Agreement Extension dated as of June 30, 2010, among Lloyd Lynford, Reis, Inc. and Reis Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2010)

Exhibit No.	Description
10.7
Employment Agreement Extension dated as of June 30, 2010, among Jonathan Garfield, Reis, Inc. and Reis Services, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2010)

10.8
Employment Agreement Extension dated as of June 30, 2010, among Mark P. Cantaluppi, Reis, Inc. and Reis Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2010)

10.9
Employment Agreement Extension dated as of June 30, 2010, between William Sander and Reis Services, LLC  (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 7, 2010)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.
By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Vice President, Chief Financial Officer

Dated: August 3, 2010