Form 10-Q
period 2010-09-30
Reis, Inc.
filed 2010-11-05
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No

The number of the Registrant’s shares of common stock outstanding was 10,582,943 as of  November 2, 2010.

       Part I.       Financial Information
       Item 1.      Financial Statements.

REIS, INC.
 CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,631,189	$22,735,240
Restricted cash and investments	1,004,422	1,507,193
Receivables, prepaid and other assets	5,999,676	7,430,446
Real estate assets	1,525,151	3,709,166
Total current assets	28,160,438	35,382,045
Furniture, fixtures and equipment, net	1,024,116	1,267,961
Intangible assets, net of accumulated amortization of $13,752,128 and $10,454,529, respectively	19,003,990	20,416,385
Goodwill	54,824,648	54,824,648
Other assets	192,513	313,389
Total assets	$103,205,705	$112,204,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$5,852,871	$7,933,332
Current portion of other debt	48,315	185,517
Accrued expenses and other liabilities	5,160,582	6,317,480
Reserve for option liability	147,109	125,840
Deferred revenue	10,274,873	12,192,751
Total current liabilities	21,483,750	26,754,920
Non-current portion of Bank Loan	6,890,775	11,316,668
Other long-term liabilities	710,443	745,450
Deferred tax liability, net	100,580	66,580
Total liabilities	29,185,548	38,883,618
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,589,189 and 10,398,329 shares issued and outstanding, respectively	211,783	207,966
Additional paid in capital	99,696,711	99,045,546
Retained earnings (deficit)	(25,888,337)	(25,932,702)
Total stockholders’ equity	74,020,157	73,320,810
Total liabilities and stockholders’ equity	$103,205,705	$112,204,428

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Subscription revenue	$6,013,122	$5,801,078	$18,031,664	$18,065,398
Revenue from sales of residential units	160,000	898,555	3,377,934	6,707,239
Total revenue	6,173,122	6,699,633	21,409,598	24,772,637
Cost of sales:
Cost of sales of subscription revenue	1,402,455	1,385,711	4,402,204	4,153,990
Cost of sales of residential units	96,073	654,588	3,051,017	4,655,557
Total cost of sales	1,498,528	2,040,299	7,453,221	8,809,547
Gross profit	4,674,594	4,659,334	13,956,377	15,963,090
Operating expenses:
Sales and marketing	1,369,201	1,293,824	4,360,152	3,817,133
Product development	419,015	431,009	1,353,046	1,361,796
Property operating expenses	62,119	169,753	258,360	654,971
General and administrative expenses, inclusive of costs attributable to stock based liability amounts of $7,090, $177,503, $21,269 and $121,673, respectively	2,562,360	2,899,314	7,690,053	8,689,845
Total operating expenses	4,412,695	4,793,900	13,661,611	14,523,745
Other income (expenses):
Interest and other income	28,132	34,351	101,400	182,285
Interest expense	(95,993)	(132,320)	(317,801)	(463,015)
Total other income (expenses)	(67,861)	(97,969)	(216,401)	(280,730)
Income (loss) before income taxes	194,038	(232,535)	78,365	1,158,615
Income tax expense (benefit)	79,000	(70,000)	34,000	513,000
Net income (loss)	$115,038	$(162,535)	$44,365	$645,615

Net income (loss) per common share:
Basic	$0.01	$(0.02)	$—	$0.06
Diluted	$0.01	$(0.02)	$—	$0.06

Weighted average number of common shares outstanding:
Basic	10,594,443	10,660,758	10,504,098	10,798,841
Diluted	10,815,890	10,660,758	10,749,455	10,993,089

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Common Shares		Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance, January 1, 2010	10,398,329	$207,966	$99,045,546	$(25,932,702)	$73,320,810

Shares issued for vested employees restricted stock units	240,051	4,801	(4,801)	—	—
Stock based compensation, net	—	—	962,556	—	962,556
Stock repurchases	(49,191)	(984)	(306,590)	—	(307,574)
Net income	—	—	—	44,365	44,365
Balance, September 30, 2010	10,589,189	$211,783	$99,696,711	$(25,888,337)	$74,020,157

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

cash flows from operating activities:
Net income	$44,365	$645,615
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	34,000	462,000
Depreciation	277,818	389,971
Amortization of intangible assets	3,297,599	3,335,703
Stock based compensation charges	1,180,434	1,091,484
Changes in assets and liabilities:
Restricted cash and investments	52,771	1,535,137
Real estate assets	2,184,015	2,859,137
Receivables, prepaid and other assets	2,001,646	19,002
Accrued expenses and other liabilities	(1,170,109)	1,004,801
Reserve for option liability	21,269	121,673
Deferred revenue	(1,917,878)	(2,208,987)
Net cash provided by operating activities	6,005,930	9,255,536

cash flows from investing activities:
Web site and database development costs	(1,885,204)	(1,310,172)
Furniture, fixtures and equipment additions	(43,879)	(30,086)
Furniture, fixtures and equipment disposition	9,906	—
Net cash (used in) investing activities	(1,919,177)	(1,340,258)

cash flows from financing activities:
Repayment of construction loans payable	—	(5,077,333)
Repayment of Bank Loan	(6,506,354)	(2,625,000)
Repayments on capitalized equipment leases	(158,998)	(140,577)
Payments for option cancellations and restricted stock units	(217,878)	(21,029)
Stock repurchases	(307,574)	(2,693,715)
Net cash (used in) financing activities	(7,190,804)	(10,557,654)
Net (decrease) in cash and cash equivalents	(3,104,051)	(2,642,376)
Cash and cash equivalents, beginning of period	22,735,240	24,151,720
Cash and cash equivalents, end of period	$19,631,189	$21,509,344

supplemental information:
Cash paid during the period for interest	$237,637	$384,097
Cash paid during the period for income taxes, net of refunds	$26,071	$70,808

supplemental schedule of non-cash investing and financing activities:
Shares issued for vested employees restricted stock units	$4,801	$522
Mortgage receivable on sale of real estate	$450,000
Exercise of stock options through the receipt of tendered shares		$55,473

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

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007 (the “Merger”). Prior to May 2007, Reis operated as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009 and sold its Claverack, New York project in February 2010.  The Company ceased building new homes in 2008 and is seeking to exit the residential development business by selling its remaining project in East Lyme, Connecticut, in one or more bulk transactions, in order to focus solely on the Reis Services business.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 15, 2010.  The consolidated statements of operations for the three and nine months ended September 30, 2010 and changes in cash flows for the nine months ended September 30, 2010 are not necessarily indicative of full year results.

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
(Unaudited) (continued)

3.
Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the Residential Development Activities segment.  The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data September 30, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$13,934	$57	$5,640	$19,631
Restricted cash and investments	214	790	—	1,004
Receivables, prepaid and other assets	5,481	353	165	5,999
Real estate assets	—	1,525	—	1,525
Total current assets	19,629	2,725	5,805	28,159
Furniture, fixtures and equipment, net	1,022	—	2	1,024
Intangible assets, net	19,004	—	—	19,004
Goodwill	57,203	—	(2,378)	54,825
Other assets	193	—	—	193
Total assets	$97,051	$2,725	$3,429	$103,205

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,901	$—	$—	$5,901
Accrued expenses and other liabilities	1,421	2,501	1,386	5,308
Deferred revenue	10,275	—	—	10,275
Total current liabilities	17,597	2,501	1,386	21,484
Non-current portion of Bank Loan	6,891	—	—	6,891
Other long-term liabilities	710	—	—	710
Deferred tax liability, net	11,334	—	(11,234)	100
Total liabilities	36,532	2,501	(9,848)	29,185
Total stockholders’ equity	60,519	224	13,277	74,020
Total liabilities and stockholders’ equity	$97,051	$2,725	$3,429	$103,205

Condensed Balance Sheet Data December 31, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,629	$80	$7,026	$22,735
Restricted cash and investments	213	1,294	—	1,507
Receivables, prepaid and other assets	7,365	(82)	148	7,431
Real estate assets	—	3,709	—	3,709
Total current assets	23,207	5,001	7,174	35,382
Furniture, fixtures and equipment, net	1,229	12	27	1,268
Intangible assets, net	20,416	—	—	20,416
Goodwill	57,203	—	(2,378)	54,825
Other assets	313	—	—	313
Total assets	$102,368	$5,013	$4,823	$112,204

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$8,119	$—	$—	$8,119
Accrued expenses and other liabilities	1,457	2,470	2,516	6,443
Deferred revenue	12,193	—	—	12,193
Total current liabilities	21,769	2,470	2,516	26,755
Non-current portion of Bank Loan	11,317	—	—	11,317
Other long-term liabilities	745	—	—	745
Deferred tax liability, net	9,997	—	(9,931)	66
Total liabilities	43,828	2,470	(7,415)	38,883
Total stockholders’ equity	58,540	2,543	12,238	73,321
Total liabilities and stockholders’ equity	$102,368	$5,013	$4,823	$112,204

(A)	Includes the assets and liabilities of the Palomino Park, East Lyme and Claverack projects to the extent that such assets and liabilities existed at September 30, 2010 and December 31, 2009.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Three Months Ended September 30, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$6,013	$—	$—	$6,013
Revenue from sales of residential units	—	160	—	160
Total revenue	6,013	160	—	6,173
Cost of sales:
Cost of sales of subscription revenue	1,403	—	—	1,403
Cost of sales of residential units	—	96	—	96
Total cost of sales	1,403	96	—	1,499
Gross profit	4,610	64	—	4,674
Operating expenses:
Sales and marketing	1,369	—	—	1,369
Product development	419	—	—	419
Property operating expenses	—	62	—	62
General and administrative expenses	1,496	1	1,066	2,563
Total operating expenses	3,284	63	1,066	4,413
Other income (expenses):
Interest and other income	24	—	5	29
Interest (expense)	(96)	—	—	(96)
Total other income (expense)	(72)	—	5	(67)
Income (loss) before income taxes	$1,254	$1	$(1,061)	$194

Condensed Operating Data for the Three Months Ended September 30, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$5,801	$—	$—	$5,801
Revenue from sales of residential units	—	898	—	898
Total revenue	5,801	898	—	6,699
Cost of sales:
Cost of sales of subscription revenue	1,386	—	—	1,386
Cost of sales of residential units	—	654	—	654
Total cost of sales	1,386	654	—	2,040
Gross profit	4,415	244	—	4,659
Operating expenses:
Sales and marketing	1,294	—	—	1,294
Product development	431	—	—	431
Property operating expenses	—	170	—	170
General and administrative expenses	1,321	94	1,483	2,898
Total operating expenses	3,046	264	1,483	4,793
Other income (expenses):
Interest and other income	26	4	4	34
Interest (expense)	(132)	—	—	(132)
Total other income (expense)	(106)	4	4	(98)
Income (loss) before income taxes	$1,263	$(16)	$(1,479)	$(232)

(A)
Primarily includes the operating results of the Palomino Park, East Lyme and Claverack projects to the extent that such revenues and expenses existed for such projects during the three months ended September 30, 2010 and 2009.

(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands) Condensed Operating Data for the Nine Months Ended September 30, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$18,031	$—	$—	$18,031
Revenue from sales of residential units	—	3,378	—	3,378
Total revenue	18,031	3,378	—	21,409
Cost of sales:
Cost of sales of subscription revenue	4,402	—	—	4,402
Cost of sales of residential units	—	3,051	—	3,051
Total cost of sales	4,402	3,051	—	7,453
Gross profit	13,629	327	—	13,956
Operating expenses:
Sales and marketing	4,360	—	—	4,360
Product development	1,353	—	—	1,353
Property operating expenses	—	258	—	258
General and administrative expenses	4,369	(443)	3,765	7,691
Total operating expenses	10,082	(185)	3,765	13,662
Other income (expenses):
Interest and other income	87	—	15	102
Interest (expense)	(318)	—	—	(318)
Total other income (expense)	(231)	—	15	(216)
Income (loss) before income taxes	$3,316	$512	$(3,750)	$78

Condensed Operating Data for the Nine Months Ended September 30, 2009	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$18,065	$—	$—	$18,065
Revenue from sales of residential units	—	6,707	—	6,707
Total revenue	18,065	6,707	—	24,772
Cost of sales:
Cost of sales of subscription revenue	4,154	—	—	4,154
Cost of sales of residential units	—	4,655	—	4,655
Total cost of sales	4,154	4,655	—	8,809
Gross profit	13,911	2,052	—	15,963
Operating expenses:
Sales and marketing	3,817	—	—	3,817
Product development	1,362	—	—	1,362
Property operating expenses	—	655	—	655
General and administrative expenses	4,056	361	4,272	8,689
Total operating expenses	9,235	1,016	4,272	14,523
Other income (expenses):
Interest and other income	124	50	8	182
Interest (expense)	(423)	(40)	—	(463)
Total other income (expense)	(299)	10	8	(281)
Income (loss) before income taxes	$4,377	$1,046	$(4,264)	$1,159

(A)
Primarily includes the operating results of the Palomino Park, East Lyme and Claverack projects to the extent that such revenues and expenses existed for such projects during the nine months ended September 30, 2010 and 2009.

(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2010.

No individual customer accounted for more than 2.5% and 2.7% of Reis Services’s revenues for the nine months ended September 30, 2010 and 2009, respectively.

The balance of outstanding customer receivables of Reis Services, which are included in receivables, prepaid and other assets in the consolidated balance sheets at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010	December 31, 2009

Customer receivables	$5,317,000	$7,236,000
Allowance for doubtful accounts	(83,000)	(53,000)
Customer receivables, net	$5,234,000	$7,183,000

Ten customers accounted for an aggregate of approximately 52.2% of Reis Services’s accounts receivable at September 30, 2010, including five customers individually in excess of 4.0% with the largest representing 12.2%. As of November 2, 2010, the Company had received payments of approximately $1,859,000, or 35.0% of the September 30, 2010 customer receivable balance.

At September 30, 2010, no individual customer accounted for more than 4.8% of deferred revenue.

Residential Development Activities

East Lyme

At September 30, 2010, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”).  Sales commenced in June 2006 and an aggregate of 42 homes and lots (29 homes and 13 lots) were sold as of September 30, 2010.  At September 30, 2010, the remaining East Lyme inventory included 119 fully approved lots.  The Company sold two lots during the three months ended September 30, 2010 and sold two lots and one home during the nine months ended September 30, 2010 for gross sales proceeds of approximately $160,000 and $628,000, respectively, and sold three homes during the nine months ended September 30, 2009 for gross sales proceeds of approximately $1,742,000.  No homes or lots were sold in the three months ended September 30, 2009.

The Company is working with a broker to sell the 119 fully approved lots in one or more bulk sale transactions.  There can be no assurance that the Company will be able to sell the remaining 119 fully approved lots in one or more bulk transactions at acceptable prices, or within a specific time period, or at all.

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the September 30, 2010 and December 31, 2009 consolidated balance sheets.  This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

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

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park.  During the three and nine months ended September 30, 2009, four and 20 Gold Peak units, respectively, were sold for gross sale proceeds of approximately $898,000 and $4,965,000, respectively.

4.	Restricted Cash and Investments Restricted cash and investments are comprised of the following:

	September 30, 2010	December 31, 2009

Deposits and escrows related to residential development activities (A)	$790,000	$1,294,000
Certificate of deposit/security for office lease	214,000	213,000
	$1,004,000	$1,507,000

(A)	The net reduction primarily results from the sale of the Claverack project in February 2010.

5.	Intangible Assets The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	September 30, 2010	December 31, 2009

Database	$11,033,000	$10,084,000
Accumulated amortization	(6,796,000)	(5,115,000)
Database, net	4,237,000	4,969,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(3,220,000)	(2,469,000)
Customer relationships, net	10,880,000	11,631,000
Web site	4,823,000	3,887,000
Accumulated amortization	(2,705,000)	(2,067,000)
Web site, net	2,118,000	1,820,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,031,000)	(804,000)
Acquired below market lease, net	1,769,000	1,996,000
Intangible assets, net	$19,004,000	$20,416,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Intangible Assets (continued)

The Company capitalized approximately $383,000 and $223,000 during the three months ended September 30, 2010 and 2009, respectively, and $949,000 and $691,000 during the nine months ended September 30, 2010 and 2009, respectively, to the database intangible asset.  The Company capitalized approximately $351,000 and $197,000 during the three months ended September 30, 2010 and 2009, respectively, and $936,000 and $620,000 during the nine months September 30, 2010 and 2009, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,030,000 and $3,297,000 for the three and nine months ended September 30, 2010, of which approximately $526,000 and $1,681,000 related to the database, which is charged to cost of sales, approximately $250,000 and $751,000 related to customer relationships, which is charged to sales and marketing expense, approximately $178,000 and $638,000 related to web site development, which is charged to product development expense, and approximately $76,000 and $227,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment.  Amortization expense for intangible assets aggregated approximately $1,109,000 and $3,336,000 for the three and nine months ended September 30, 2009, of which approximately $551,000 and $1,606,000 related to the database, approximately $252,000 and $757,000 related to customer relationships, approximately $230,000 and $746,000 related to web site development, and approximately $76,000 and $227,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

At September 30, 2010 and December 31, 2009, the Company’s debt consisted of the following:

	Maturity Date	Stated Interest Rate at September 30, 2010	September 30, 2010	December 31, 2009

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$12,744,000	$19,250,000
Other Reis Services debt	Various	Fixed/Various	54,000	213,000
Total debt			$12,798,000	$19,463,000
Total assets of Reis Services as a security interest for the Bank Loan			$97,051,000	$102,368,000

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  The interest rate was LIBOR + 1.50% at September 30, 2010 and December 31, 2009 (LIBOR was 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively).

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

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  Although not required to do so, the Company (1) made an additional prepayment of $500,000, in excess of the minimum repayment of approximately $774,000 due at June 30, 2010 and (2) at September 30, 2010, also made a $500,000 additional prepayment, in excess of the minimum repayment of approximately $733,000 due at that date.  The Company currently expects to make an additional prepayment by December 31, 2010 and this additional estimated payment has been reflected as a current liability in the consolidated balance sheets.  All prepayments ratably reduce Reis Services’s future quarterly contractual minimum payments through maturity.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Debt (continued)

The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  These ratios have been met; however, no distributions from Reis Services up to the Company were made during 2009 or during the nine months ended September 30, 2010.

The Bank Loan required interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan through June 2010.  The cap expired with no value at June 30, 2010 and had no value at December 31, 2009.

Residential Development Debt

During the first quarter of 2009, the Company made principal repayments of $900,000 and then in April 2009, repaid approximately $4,177,000, thereby retiring the outstanding balance of the East Lyme construction debt and eliminating a minimum liquidity requirement.  After this repayment, there was no debt on any of the Company’s remaining real estate.

7.	Income Taxes The components of the income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Current state and local tax expense (benefit)	$—	$(4,000)	$—	$26,000
Current Federal alternative minimum tax (“AMT”) expense	—	25,000	—	25,000
Deferred Federal tax expense (benefit)	63,000	(72,000)	27,000	368,000
Deferred state and local tax expense (benefit)	16,000	(19,000)	7,000	94,000
Income tax expense (benefit)	$79,000	$(70,000)	$34,000	$513,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $101,000 and $67,000 at September 30, 2010 and December 31, 2009, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and the net operating loss (“NOL”) carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 at September 30, 2010 and December 31, 2009 was necessary. The allowances relate primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.  Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the three and nine months ended September 30, 2010.

8.
Stockholders’ Equity

In June 2010, the Board authorized the repurchase of up to an aggregate amount of $1,000,000 of the Company’s common stock.  Previously, the Board had authorized the repurchase of an aggregate of $3,000,000 of the Company’s shares.  In April 2010, the Company completed repurchases under the initial $3,000,000 authorization.  The program permits purchases from time to time in the open market or through privately negotiated transactions.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Stockholders’ Equity (continued)

During the three and nine months ended September 30, 2010, the Company purchased an aggregate of 20,250 and 49,191 shares of common stock, respectively, at an average price of $6.50 and $6.25 per share, respectively.  From the inception of the share repurchase programs in December 2008 through September 30, 2010, the Company purchased an aggregate of 712,035 shares of common stock at an average price of approximately $4.40 per share, for an aggregate of $3,132,000.  Under the repurchase programs, the Company repurchased approximately 6.5% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

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

Option Awards

The following table presents option activity and other plan data for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	473,620	$8.91	528,473	$8.53
Granted	225,000	$8.03	—	$—
Exercised	—	$—	(38,991)	$(4.58)
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	(7,000)	$(9.57)
Outstanding at end of period	698,620	$8.63	482,482	$8.83
Options exercisable at end of period	319,620	$8.45	251,482	$7.87
Options exercisable which can be settled in cash	88,620	$4.73	97,482	$4.72

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

At September 30, 2010, the option liability was approximately $147,000 based upon the difference in the closing stock price of the Company at September 30, 2010 of $6.39 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  At December 31, 2009, the option liability was approximately $126,000 based upon the difference in the closing stock price of the Company at December 31, 2009 of $6.15 per share and the individual exercise prices of the outstanding 88,620 “in-the-money” options that were accounted for as a liability award at that date.  The Company recorded compensation expense of approximately $7,000 and $21,000 for the three and nine months ended September 30, 2010, respectively, in general and administrative expenses in the consolidated statements of operations as a result of stock price increases during each of those periods.  The Company recorded compensation expense of approximately $178,000 and $122,000 in the three and nine months ended September 30, 2009, respectively, as a result of the stock price increases during each of those periods.

In July 2010, an aggregate of 225,000 options were issued to two employees.  These options, which are accounted for as equity awards, vest on June 30, 2013 and have an exercise price of $8.025 per share (125% of the closing price on the date of grant).

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Stock Plans and Other Incentives (continued) RSU Awards The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010	2009

Outstanding at beginning of period	507,668	343,320
Granted	283,355	231,192
Common stock delivered (A)(B)	(275,559)	(31,332)
Forfeited	(1,800)	(8,400)
Outstanding at end of period	513,664	534,780

Intrinsic value at September 30, 2010 (C)	$3,282,000

(A)
Includes 17,431 shares which were used to settle minimum employee withholding tax obligations for 12 employees of approximately $105,000 in the first quarter of 2010, 16,870 shares which were used to settle minimum employee withholding tax obligations for 63 employees of approximately $105,000 in the second quarter of 2010 and 1,207 shares which were used to settle minimum employee withholding tax obligations for one employee of approximately $8,000 in the third quarter of 2010.  A net of 2,126 and 240,051 shares of common stock were delivered in the three and nine months ended September 30, 2010, respectively.

(B)
Includes 5,245 shares which were used to settle minimum employee withholding tax obligations for three employees of approximately $21,000 in 2009. A net of 26,087 shares of common stock were delivered at that time.

(C)	For purposes of this calculation, the Company’s closing stock price of $6.39 per share on September 30, 2010 was used.

In February and July 2010, an aggregate of 185,000 RSUs and 75,000 RSUs, respectively, were granted to employees which vest one-third a year over three years and had a weighted average grant date fair value of $5.97 and $6.52, respectively, per RSU (which was determined based on the closing stock price of the Company’s common stock on February 19, 2010, and for the July 2010 grants, the closing stock prices on July 29, 2010 and July 30, 2010). In February and September 2009, an aggregate of 169,500 RSUs and 10,000 RSUs, respectively, were granted to employees which vest one-third a year over three years and had a grant date fair value of $4.76 and $5.55, respectively, per RSU (which was determined based on the closing price of the Company’s common stock on February 4, 2009 and September 22, 2009, respectively). The awards granted to employees in 2010 and 2009 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

During the nine months ended September 30, 2010, an aggregate of 23,355 RSUs were granted to non-employee directors (with an average grant date fair value of $6.07 per RSU) related to the equity component of their compensation for the three months ended December 31, 2009, March 31, 2010 and June 30, 2010.  During the nine months ended September 30, 2009, an aggregate of 51,692 RSUs were granted to non-employee directors (with an average grant date fair value of $3.93 per RSU) related to the equity component of their compensation for the three months ended December 31, 2008, March 31, 2009 and June 30, 2009.  In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $409,000 and $381,000, including approximately $63,000 and $46,000 related to non-employee director equity compensation, for the three months ended September 30, 2010 and 2009, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the consolidated statement of operations.  For the nine months ended September 30, 2010 and 2009, the Company recorded non-cash compensation expense of approximately $1,180,000 and $1,091,000, respectively, including approximately $159,000 and $180,000, respectively, related to non-employee director equity compensation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) for basic calculation	$115,038	$(162,535)	$44,365	$645,615
Adjustments to net income (loss) for the income statement impact of dilutive securities	—	—	—	—
Net income (loss) for dilution calculation	$115,038	$(162,535)	$44,365	$645,615

Denominator:
Denominator for net income (loss) per common share, basic — weighted average common shares	10,594,443	10,660,758	10,504,098	10,798,841
Effect of dilutive securities:
RSUs	221,447	—	245,357	194,248
Stock options	—	—	—	—
Denominator for net income (loss) per common share, diluted — weighted average common shares	10,815,890	10,660,758	10,749,455	10,993,089
Net income (loss) per common share:
Basic	$0.01	$(0.02)	$—	$0.06
Diluted	$0.01	$(0.02)	$—	$0.06

Potentially dilutive securities include all stock based awards.  For the three and nine months ended September 30, 2010 and 2009, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

11.
Fair Value of Financial Instruments

At September 30, 2010 and December 31, 2009, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at September 30, 2010 and December 31, 2009.  Other than capital leases, all of the Company’s debt at September 30, 2010 and December 31, 2009 was floating rate based.  Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $12,321,000 and $18,316,000 at September 30, 2010 and December 31, 2009, respectively, which is lower than the recorded amounts of $12,744,000 and $19,250,000 at September 30, 2010 and December 31, 2009, respectively.  The estimated fair value reflects the effect of higher interest rate spreads and interest rate floors on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained.  The Company’s interest rate cap expired at June 30, 2010 and had no value at December 31, 2009.  See Note 6 for more information about the Company’s debt.

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

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. Reis continues to develop and introduce new products, expand and add new markets and data, and find new ways to deliver existing information to meet and anticipate client demand, as more fully described below under “—Products and Services.”  The depth and breadth of Reis’s data and expertise are critical in allowing Reis to grow its business.

Proprietary Databases

Reis has expertise in collecting, screening and organizing large volumes of data into its proprietary databases. On an ongoing basis, a rotating and statistically robust sample of building owners, leasing agents and managers are surveyed to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. All survey responses are subjected to an established quality assurance and validation process. At the property level, surveyors compare the data reported by building contacts with data previously collected on that property and similar properties, and question any unusual changes in rents and vacancies. Whenever deemed appropriate, follow-up calls are placed to building contacts for verification or clarification of the results. All aggregate market data at the neighborhood (submarket) and city (market) levels are also subjected to comprehensive quality controls.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at September 30, 2010:

Number of metropolitan markets:
Apartment	200
Retail	140
Office	132
Industrial	44

At September 30, 2010, these metropolitan markets are further sub-divided into over 1,800 competitive submarkets based on property type.

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

Reis also maintains a sales comparables database containing transactions over $2,000,000 in 203 of our covered markets. The database captures key information on each transaction such as buyer, seller, purchase price, capitalization rate and financing details, where available.

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

On a monthly and quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends and current conditions and, in all of the primary markets, five year forecasts are updated quarterly on all key real estate market indicators. Monthly and quarterly updates are supported by property, neighborhood and city data collected during the prior periods.

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

Reis continuously enhances Reis SE by developing new products and applications, and providing additional content. Recent examples include:

▪
the February 2010 expansion of Reis’s custom research and advisory services, which enhances Reis’s ability to provide economic, market and investment advisory services, perform portfolio reviews, deliver custom data feeds, and conduct client-specific surveys of markets and property types that may not fall within the company’s standard coverage areas;

▪
the September 2010 expansion of apartment market coverage, by 31 markets, increasing the total markets covered for apartment properties to 200 markets and increasing the number of markets where Reis tracks sales comparable information to 203 markets; and

▪	the September 2010 publishing of market information on a monthly basis, in addition to our traditional quarterly reporting. Monthly information is available as a premium offering for Reis subscribers.

Reis continues to develop new products and applications.  Current initiatives include: (1) a platform tailored to the needs of smaller enterprises and individuals, professional investors, brokers and appraisers, which we refer to as ReisReports, accessible at www.ReisReports.com; (2) further geographic expansion of our market coverage and/or property types; and (3) data redistribution relationships with other business vendors.

Cost of Service

Reis’s data is available to customers in five primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped subscriptions allowing customers to download a limited number of reports; (3) online single report credit card purchases; (4) custom data requests; and (5) monthly subscriptions to ReisReports, charged to a credit card. Annual subscription fees for Reis SE range from $1,000 to over $600,000, depending on the combination of markets, property types and reports subscribed to, for which the customer is typically allowed to download an unlimited number of reports over a 12-month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a 12-month period. Individual report sales typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account.  Custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis.  Renewals are negotiated in advance of the expiration of an existing contract.  Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption.  The monthly fee for ReisReports is $75 or $125 depending on the package chosen by the subscriber.

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010.

Wellsford’s Historic Business

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009 and sold its Claverack, New York project in February 2010. The Company ceased building new homes in 2008 and is seeking to exit the residential development business by selling its remaining project in East Lyme, Connecticut, in one or more bulk transactions, in order to focus solely on the Reis Services business.

At September 30, 2010, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme.  Sales commenced in June 2006 and an aggregate of 42 homes and lots (29 homes and 13 lots) were sold as of September 30, 2010.  At September 30, 2010, the remaining East Lyme inventory included 119 fully approved lots.  The Company is working with a broker to sell the 119 fully approved lots in one or more bulk sale transactions.  There can be no assurance that the Company will be able to sell the remaining 119 fully approved lots in one or more bulk transactions at acceptable prices, or within a specific time period, or at all.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended September 30,		Increase	Percentage Increase
Reis Services	2010	2009	(Decrease)	(Decrease)

Revenue	$6,013	$5,801	$212	3.7%
EBITDA	$2,440	$2,586	$(146)	(5.6)%
EBITDA margin	40.6%	44.6%

	For the Nine Months Ended September 30,			Percentage
Reis Services	2010	2009	(Decrease)	(Decrease)

Revenue	$18,031	$18,065	$(34)	(0.2)%
EBITDA	$7,096	$8,342	$(1,246)	(14.9)%
EBITDA margin	39.4%	46.2%

	For the Three Months Ended
Reis Services	September 30, 2010	June 30, 2010	Increase	Percentage Increase

Revenue	$6,013	$6,004	$9	0.1%
EBITDA	$2,440	$2,330	$110	4.7%
EBITDA margin	40.6%	38.8%

Reis Services’s revenue increased by approximately $212,000 from the third quarter of 2009 to the third quarter of 2010.  This revenue increase over the corresponding prior quarterly period is the second consecutive quarterly increase in revenue over the prior year’s quarter.  The last time this occurred was in the third and fourth quarters of 2008.  In addition, the year to date September 30, 2010 revenue decline of $34,000 as compared to the 2009 nine month period has narrowed throughout 2010.  Revenue at the end of the first quarter of 2010 was less than the first quarter of 2009 revenue by $341,000, improved to a deficit of $246,000 for the six month comparison and further narrowed to the current $34,000 year to date decrease.  In general, the improving revenue results in the

2010 period reflect (1) positive improvements in the overall renewal rates as the trailing twelve month renewal rate improved to 90% at September 30, 2010 as compared to 83% for the trailing twelve months ended September 30, 2009, (2) reduced budgeting constraints by current and prospective customers, which during 2008 and 2009 negatively impacted renewal rates and pricing on subscription contracts entered into at that time, as well as (3) the cumulative impact of the strength of contract signings in the fourth quarter of 2009 through the first nine months of 2010.  Revenue declines in late 2008 and the first three quarters of 2009 stabilized in the fourth quarter of 2009 and returned to revenue growth in the first quarter of 2010.  Revenue for the second and third quarters of 2010 was consistent with the amounts reported in the first quarter of 2010.

Our renewal rates were 90% and 83% overall and were 92% and 85% for institutional customers for the trailing twelve months ended September 30, 2010 and 2009, respectively.  These renewal rate improvements, coupled with contracts with new customers over the past 12 months, have allowed revenue to stabilize as older prior year contracts are rolling out of our revenue base and a higher percentage of expiring contracts are being renewed.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.  Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating the immediate impact on revenue.  It took over four quarters to realize the full impact of contract declines on revenue in late 2008 and into 2009, and it is also taking time for these older contracts to roll and be replaced by renewals with more favorable pricing.  This trend can be seen in our 2010 quarterly revenue as each of the three quarters reported stable revenue at slightly over $6,000,000.  Our contract pricing model is based on actual and projected usage; we believe it is generally not as susceptible to downturns and personnel reductions at our customers as a model based upon individual user licenses.  We generally impose contractual restrictions limiting our immediate exposure (during existing contract terms) to revenue reductions due to mergers and consolidations.  However, we have been and we may in the future be impacted by consolidation among our customers and potential customers, or in the event that customers enter bankruptcy or otherwise go out of business.  As budget constraints and economic pressure moderate, there has been an overall positive impact on revenue stabilization and growth.  These impacts can be seen in the reported results for the fourth quarter of 2009 and continuing through the third quarter of 2010.

Analyzing deferred revenue can provide additional insight into Reis Services’s financial performance.  Deferred revenue, as reported on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our customers related to services we will provide in the future.  It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill.  Deferred revenue is recognized as revenue ratably over the life of a contract.  Because a greater percentage of renewals occur in the fourth quarter of each year, deferred revenue at September 30, 2010 is better compared to deferred revenue at September 30, 2009 rather than to the balance at December 31, 2009.  Deferred revenue was approximately $10,275,000 and $9,912,000 at September 30, 2010 and 2009, respectively, an improvement in deferred revenue of $363,000.  Deferred revenue plus currently non-billable amounts, as described above, aggregated approximately $21,956,000 and $19,106,000 at September 30, 2010 and 2009, respectively, an improvement of $2,850,000.  These increases are the result of an improved sale environment for renewals, increased new business and the signing of more multiyear contracts.

EBITDA decreased $146,000 and $1,246,000 from the three and nine months ended September 30, 2009 to September 30, 2010 as a result of (1) cost increases, primarily in sales and marketing expenses for increases in commissions in 2010 over 2009, (2) salary and benefit increases in 2010 from hiring for product development and enhancement initiatives, (3) wage increases for existing employees, (4) a modest increase in the bad debt reserve in 2010, (5) increased marketing expenses related to our ReisReports offering and (6) the continuing increase in the cost of employee benefits, primarily for medical insurance.  EBITDA for the third quarter of 2010 improved $110,000 on a sequential quarterly basis.  This increase was the result of expense declines in the third quarter as compared to the second quarter of 2010, primarily from a lower bad debt expense in the third quarter.

Reconciliations of Net Income (Loss) to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, investors should not consider these measures in isolation or as substitutes for net income (loss), operating income (loss), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income (loss), follow for each identified period:

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$115
Income tax expense			79
Income (loss) before income taxes	$1,254	$(1,060)	194
Add back:
Depreciation and amortization expense	1,114	1	1,115
Interest expense (income), net	72	(5)	67
EBITDA	2,440	(1,064)	1,376
Add back:
Stock based compensation expense, net	—	416	416
Adjusted EBITDA	$2,440	$(648)	$1,792

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$44
Income tax expense			34
Income (loss) before income taxes	$3,316	$(3,238)	78
Add back:
Depreciation and amortization expense	3,549	27	3,576
Interest expense (income), net	231	(15)	216
EBITDA	7,096	(3,226)	3,870
Add back:
Stock based compensation expense, net	—	1,201	1,201
Adjusted EBITDA	$7,096	$(2,025)	$5,071

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(162)
Income tax (benefit)			(70)
Income (loss) before income taxes	$1,263	$(1,495)	(232)
Add back:
Depreciation and amortization expense	1,217	8	1,225
Interest expense (income), net	106	(8)	98
EBITDA	2,586	(1,495)	1,091
Add back:
Stock based compensation expense, net	—	559	559
Adjusted EBITDA	$2,586	$(936)	$1,650

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2009	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$646
Income tax expense			513
Income (loss) before income taxes	$4,377	$(3,218)	1,159
Add back:
Depreciation and amortization expense	3,666	60	3,726
Interest expense (income), net	299	(18)	281
EBITDA	8,342	(3,176)	5,166
Add back:
Stock based compensation expense, net	—	1,213	1,213
Adjusted EBITDA	$8,342	$(1,963)	$6,379

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$106
Income tax expense			15
Income (loss) before income taxes	$1,051	$(930)	121
Add back:
Depreciation and amortization expense	1,207	20	1,227
Interest expense (income), net	72	(6)	66
EBITDA	2,330	(916)	1,414
Add back:
Stock based compensation expense, net	—	418	418
Adjusted EBITDA	$2,330	$(498)	$1,832

*
Includes East Lyme and the Company’s other developments and corporate level income and expenses (including public company costs), to the extent that such income and expenses existed for such projects during the periods presented.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2010 and 2009

Subscription revenues and related cost of sales were approximately $6,013,000 and $1,403,000, respectively, for the three months ended September 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $4,610,000. Amortization expense included in cost of sales for the database intangible asset was approximately $526,000 during this period.  Subscription revenues and related cost of sales were approximately $5,801,000 and $1,386,000, respectively, for the three months ended September 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $4,415,000.  Amortization expense included in cost of sales was approximately $551,000 during this period. See “—Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.  The increase in cost of sales of $17,000 is primarily wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced, and 2010 expenses reflect a return to base salary increases and higher employee bonus levels.  Additionally, the 2010 balance includes the effect of increased employee benefits costs.  These increases were offset by a $25,000 decrease in amortization expense for the database intangible asset as certain assets fully amortized in 2010.

Revenue and cost of sales of residential units were approximately $160,000 and $96,000, respectively, for the three months ended September 30, 2010, from the sale of two improved lots at East Lyme in September 2010.  Revenue and cost of sales of residential units were approximately $898,000 and $654,000, respectively, for the three months ended September 30, 2009 from the sale of the remaining four condominium units at the Gold Peak development in the 2009 period.

Sales and marketing expenses and product development expenses were approximately $1,369,000 and $419,000, respectively, for the three months ended September 30, 2010 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) were approximately $250,000 and $178,000, respectively, during this period.  Sales and marketing expenses and product development expenses were approximately $1,294,000 and $431,000, respectively, for the three months ended September 30, 2009. Amortization expense included in sales and marketing expenses and product development expenses were approximately

$252,000 and $230,000, respectively, during this period. The expense increase for sales and marketing expenses between the two periods of approximately $75,000 generally reflects wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced, and 2010 expenses reflect a return to base salary increases and higher employee bonus levels.  Additionally, the 2010 balance includes the effect of increased employee benefits costs.  Product development costs decreased $12,000, primarily due to a reduction in amortization expense from web site costs capitalized at the time of the Merger as part of the purchase price allocation becoming fully amortized ($52,000), offset by cost increases from new product initiatives coupled with compensation and benefits cost increases as described above.

Property operating expenses were $62,000 and $170,000 for the three months ended September 30, 2010 and 2009, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  The reduction results from the Gold Peak sell out in 2009, the Claverack sale in February 2010 and the cost reduction efforts to operate and maintain the unsold real estate with a minimal cost structure and allocated internal resources.

General and administrative expenses of $2,563,000 for the three months ended September 30, 2010 include current period expenses of $1,988,000, depreciation and amortization expense of $159,000 for lease value and furniture, fixtures and equipment, and approximately $416,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $409,000 and an approximate $7,000 increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $6.31 per share at June 30, 2010 to $6.39 per share at September 30, 2010.  General and administrative expenses of $2,898,000 for the three months ended September 30, 2009 include current period expenses of $2,147,000, depreciation and amortization expense of $192,000 for lease value and furniture, fixtures and equipment, and approximately $559,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (1) compensation expense resulting from equity awards for employees and directors of approximately $381,000 and (2) additional expense of approximately $178,000 from the increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $3.91 per share at June 30, 2009 to $5.97 per share at September 30, 2009.  Excluding the non-cash items, the reduction in general and administrative expenses is a result of (1) concerted efforts to reduce public company and other administrative costs, (2) a reduction in staffing for management and accounting personnel who supported the Residential Development Activities segment, but for which the costs were not allocable to that segment, (3) the completion of certain employment related contractual obligations in May 2010 and (4) other cost saving measures.

Interest expense of $96,000 for the three months ended September 30, 2010 includes interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan, of $94,000 and interest from other debt of $2,000.  Interest expense of $132,000 for the three months ended September 30, 2009 includes interest and cost amortization on the Bank Loan of $127,000 and interest from other debt of $5,000.  The reduction in interest expense reflects the reduction in the outstanding debt balance in the 2010 period as compared to the 2009 period.

The income tax expense during the three months ended September 30, 2010 of $79,000 reflects a deferred Federal provision of $63,000 and a deferred state tax provision of $16,000.  The income tax benefit for the three months ended September 30, 2009 of $70,000 results from deferred Federal and state tax benefits of $91,000 and current state and local tax benefits of $4,000, offset by current Federal alternative minimum tax (“AMT”) of $25,000.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Subscription revenues and related cost of sales were approximately $18,031,000 and $4,402,000, respectively, for the nine months ended September 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $13,629,000. Amortization expense included in cost of sales for the database intangible asset was approximately $1,681,000 during this period.  Subscription revenues and related cost of sales were approximately $18,065,000 and $4,154,000, respectively, for the nine months ended September 30, 2009, resulting in a gross profit for the Reis Services segment of approximately $13,911,000.  Amortization expense included in cost of sales was approximately $1,606,000 during this period. See “—Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.  The increase in cost of sales of $248,000 is primarily (1) an increase in bad debts expense over the prior period, (2) additional amortization expense for the database intangible asset, (3) wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced, and 2010 expenses reflect a return to base salary increases and higher employee bonus levels and (4) the effect of increased employee benefits costs.

Revenue and cost of sales of residential units were approximately $3,378,000 and $3,051,000, respectively, for the nine months ended September 30, 2010, of which revenue of $2,750,000 is from the sale of the Claverack project in February 2010 and the remainder is the sale of one home and two lots at East Lyme. Revenue and cost of sales of residential units were approximately $6,707,000 and $4,655,000, respectively, for the nine months ended September 30, 2009 with respect to the sale of the remaining 20 condominium units at the Gold Peak development and three homes at East Lyme in the 2009 period.

Sales and marketing expenses and product development expenses were approximately $4,360,000 and $1,353,000, respectively, for the nine months ended September 30, 2010 and solely represent the costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) and product development expenses (for the web site intangible asset) were approximately $751,000 and $638,000, respectively, during this period.  Sales and marketing expenses and product development expenses were approximately $3,817,000 and $1,362,000, respectively, for the nine months ended September 30, 2009. Amortization expense included in sales and marketing expenses and product development expenses were approximately $757,000 and $746,000, respectively, during this period. The expense increase for sales and marketing expenses between the two periods of approximately $543,000 generally reflects a larger sales force in the 2010 period and increased commissions in the first nine months of 2010 over 2009 consistent with the increase in sales activity in the 2010 period.  Additionally, increases in 2010 expenses over 2009 expenses reflect wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced, and 2010 expenses reflect a return to base salary increases and higher employee bonus levels.  Additionally, the 2010 balance includes the effect of increased employee benefits costs.  Product development costs decreased $9,000, primarily due to a reduction in amortization expense from web site costs capitalized at the time of the Merger as part of the purchase price allocation becoming fully amortized ($108,000), offset by cost increases from  new product initiatives, coupled with compensation and benefit increases as described above.

Property operating expenses were $258,000 and $655,000 for the nine months ended September 30, 2010 and 2009, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.  The reduction results from the Gold Peak sell out in 2009, the Claverack sale in February 2010 and the cost reduction efforts to operate and maintain the unsold real estate with a minimal cost structure and allocated internal resources.

General and administrative expenses of $7,691,000 for the nine months ended September 30, 2010 include current period expenses of $5,985,000, depreciation and amortization expense of $505,000 for lease value and furniture, fixtures and equipment, and approximately $1,201,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,180,000 and by an approximate $21,000 increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $6.39 per share at September 30, 2010.  General and administrative expenses of $8,689,000 for the nine months ended September 30, 2009 include current period expenses of $6,859,000, depreciation and amortization expense of $617,000 for lease value and furniture, fixtures and equipment, and approximately $1,213,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of (1) compensation expense resulting from equity awards for employees and directors of approximately $1,091,000 and (2) additional expense of approximately $122,000 from the increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $5.97 per share at September 30, 2009.  Excluding the non-cash items, the reduction in general and administrative expenses is a result of (1) concerted efforts to reduce public company and other administrative costs, (2) a reduction in staffing for management and accounting personnel who supported the Residential Development Activities segment, but for which the costs were not allocable to that segment, (3) the completion of certain employment related contractual obligations in May 2010, (4) the settlement of contingent obligations for amounts less than accrued in prior periods and (5) other cost saving measures.

Interest expense of $318,000 for the nine months ended September 30, 2010 includes interest and cost amortization on the Bank Loan, of $309,000 and interest from other debt of $9,000.  Interest expense of $463,000 for the nine  months ended September 30, 2009 includes interest and cost amortization on the Bank Loan of $404,000, non-capitalized interest relating to residential development activities of $40,000 and interest from other debt of $19,000. The reduction in interest expense reflects the reduction in the outstanding debt balance in the 2010 period as compared to the 2009 period.

The income tax expense during the nine months ended September 30, 2010 of $34,000 reflects a deferred Federal provision of $27,000 and a deferred state tax provision of $7,000.  The income tax expense for the nine months ended September 30, 2009 of $513,000 results from a deferred Federal and state tax provision of $462,000, current Federal AMT of $25,000 and current state and local taxes of $26,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $101,000 and $67,000 at September 30, 2010 and December 31, 2009, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to the tax benefit of impairment charges before allowances and the net operating loss, or NOL, carryforwards as they relate to deferred tax assets and the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,651,000 at September 30, 2010 and December 31, 2009 was necessary. The allowances relate primarily to AMT credits and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.  Separately, the Company is not aware of any new uncertain tax positions to be considered in its reserve for the three and nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (including scheduled principal payments of approximately $5,353,000 on the Bank Loan, payable by September 30, 2011 and other expected additional principal payments of approximately $500,000 to be made in 2010); operating and capital leases; warranty costs related to construction; development costs; other capital expenditures; potential settlement of certain outstanding stock options in cash (the liability for which was approximately $147,000 at September 30, 2010 based upon the closing stock price of the Company at September 30, 2010 of $6.39 per share); and repurchases of additional shares of Reis common stock (at September 30, 2010, $868,000 remained available to be purchased under our current authorization).  The Company expects to meet these short-term liquidity requirements generally through the use of available cash, cash generated from subscription revenue of Reis Services, sales of the Company’s remaining East Lyme real estate assets either individually or in bulk transactions, releases from property-related escrow reserves and accounts, and the repayment of the Claverack mortgage receivable.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web site and databases; the non-current portion of long-term debt; operating and capital leases and other capital expenditures; and repurchases of additional shares of Reis common stock.  The Company expects to meet these long-term liquidity requirements generally through the use of available cash, cash generated from subscription revenue of Reis Services, sales of the Company’s remaining East Lyme real estate assets either individually or in bulk transactions (to the extent that any remain unsold after 2010), and releases from property-related escrow reserves and accounts.

Cash and cash equivalents aggregated approximately $19,631,000 at September 30, 2010, including approximately $13,934,000 in the Reis Services segment. Management considers such amounts to be adequate and expects its cash balances to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms at both the Reis Services segment and on a consolidated basis.  At September 30, 2010, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive (defined as cash and cash equivalents, minus total debt) of approximately $6,833,000 and $1,136,000, respectively.  At December 31, 2009, the Company, on a consolidated basis, was net cash positive of approximately $3,272,000 and, at the Reis Services segment, had net debt (total debt, minus cash and cash equivalents) of approximately $3,834,000.  Net cash on a consolidated basis has grown by approximately $3,561,000 from December 31, 2009 to September 30, 2010, which management believes is a strong indicator of the cash generation power of our business model.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  The interest rate was LIBOR + 1.50% at September 30, 2010 and December 31, 2009 (LIBOR was 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively).  The balance of the Bank Loan was $12,744,000 and $19,250,000 at  September 30, 2010 and December 31, 2009, respectively.

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

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  Although not required to do so, the Company (1) made an additional prepayment of $500,000, in excess of the minimum repayment of approximately $774,000 due at June 30, 2010 and (2) at September 30, 2010, also made a $500,000 additional prepayment, in excess of the minimum repayment of approximately $733,000 due at that date.  The Company currently expects to make an additional prepayment by December 31, 2010 and this additional estimated payment has been reflected as a current liability in the consolidated balance sheets.  All prepayments ratably reduce Reis Services’s future quarterly contractual minimum payments through maturity.

The loans are secured by a security interest in substantially all of the assets, tangible and intangible, of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company.  However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement.  These ratios have been met; however, no distributions from Reis Services up to the Company were made during 2009 or during the nine months ended September 30, 2010.

Other Items Impacting Liquidity

East Lyme

At September 30, 2010, the remaining East Lyme inventory included 119 fully approved lots.  The Company sold two lots during the three months ended September 30, 2010 and sold two lots and one home during the nine months ended September 30, 2010 for gross sales proceeds of approximately $160,000 and $628,000, respectively, and sold three homes during the nine months ended September 30, 2009 for gross sales proceeds of approximately $1,742,000.  No homes or lots were sold in the three months ended September 30, 2009.  The Company is working with a broker to sell the 119 fully approved lots in one or more bulk sale transactions.  There can be no assurance that the Company will be able to sell the remaining 119 fully approved lots in one or more bulk transactions at acceptable prices, or within a specific time period, or at all.

Certain of the lots at East Lyme require remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which is estimated by management to be approximately $1,000,000, has been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost is recognized as a liability in the September 30, 2010 and December 31, 2009 consolidated balance sheets. This estimate could change in the future if a change to the remediation plan is made, as contractors are hired and if the bulk sale of lots, as described above, were to occur. An expected time frame for the remediation has not been established as of the date of this report.

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

Issuer Purchases of Equity Securities

In June 2010, the Board authorized the repurchase of up to an aggregate amount of $1,000,000 of the Company’s common stock.  Previously, the Board had authorized the repurchase of an aggregate of $3,000,000 of the Company’s shares.  In April 2010, the Company completed repurchases under the initial $3,000,000 authorization.  The program permits purchases from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, purchases could have been commenced or suspended at any time, or from time to time, without prior notice and the program may be expanded with prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three and nine months ended September  30, 2010, the Company purchased an aggregate of  20,250 and 49,191 shares of common stock, respectively, at an average price of $6.50 and $6.25 per share, respectively.  From the inception of the share repurchase programs in December 2008 through September 30, 2010, the Company purchased an aggregate of 712,035 shares of common stock at an average price of approximately $4.40 per share, for an aggregate of $3,132,000.  Under the repurchase programs, the Company repurchased approximately 6.5% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The volatility and uncertainty in the U.S. and global economy in 2008 and 2009, including the credit markets and real estate markets, negatively affected renewal rates, with the greatest impact on the Company being felt between the beginning of the fourth quarter of 2008 and continuing through June 30, 2009.  Because of budget constraints at certain customers and potential customers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were customers of the Company), the Company was negatively impacted as exhibited by our revenue reductions throughout 2009.  However, in 2010, we experienced a positive trend of revenue growth as both the second and third quarters of 2010 had revenue growth as compared to the second and third quarters of 2009.  Our overall annual renewal rate is 90% for the trailing twelve months ended September 30, 2010; an improvement from 83% for the trailing twelve months ended September 30, 2009.  This positive trend in renewal rates will continue to be reflected in future quarterly revenues.  There can be no assurance that the increase in the trailing twelve month renewal rates experienced from the middle of 2009 through September 30, 2010 will continue and that subscription revenue will continue to grow in future quarters as compared to corresponding quarters of 2009 or on a consecutive basis.

The Company has historically mitigated market pressures by continuing to add new customers, selling new products (such as our tertiary apartment, office and retail markets, rolled out in 2007, 2008 and 2009, respectively) and identifying additional and/or alternative users within the organizations and institutions that are current customers.  Historically, during periods of economic and commercial real estate market volatility, we generally experienced stable or only moderately lower demand for our market information and an increase in demand for our portfolio products, despite (or in many cases, because of) decreased transaction volumes, as investors placed greater emphasis on assessing portfolio risk.  Even though we continue to broaden the appeal and utility of our database, tools and functionality, we cannot assure you that the level of demand for Reis Services’s products will be sustained or increase during 2010 or in the future.

Lot and Land Sales in the Residential Development Activities Segment

Although the Company sold its Claverack project in bulk in February 2010, the Company’s operations relating to the sale of individual and bulk lots have been negatively impacted by poor national, regional and local market conditions where the Company owns property.  Illiquidity in the residential mortgage and construction/development loan markets has negatively impacted our marketing efforts and the ability of buyers (developers, local builders or land investors) to afford and/or finance the purchase of lots, either individually or in bulk, as well as their inability to finance required infrastructure work, causing us to reduce our asking price. The number and timing of future sales by the Company could be adversely impacted by the lack of availability of credit to potential buyers and, in the case of developers and local builders, the inability to sell inventory they build to individual buyers who may be unable to obtain financing.  At September 30, 2010, 119 fully approved lots remain in inventory at the East Lyme project.  We intend to sell the remaining 119 East Lyme lots in one or more bulk transactions.

Changes in Cash Flows Comparison of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 Cash flows for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	For the Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$6,005,930	$9,255,536
Net cash (used in) investing activities	(1,919,177)	(1,340,258)
Net cash (used in) financing activities	(7,190,804)	(10,557,654)
Net (decrease) in cash and cash equivalents	$(3,104,051)	$(2,642,376)

Cash flows provided by operating activities decreased $3,250,000 from $9,256,000 provided in the 2009 period to $6,006,000 provided in the 2010 period.  The decrease in cash flows from operating activities is a function of increased uses of cash in the 2010 period related to accrued expenses due to the timing of payments and settlement of employment and other contractual obligations previously accrued for of $2,175,000, and a decrease in real estate sales between the two periods.  These decreases were offset by an increase in the cash flows from operating activities of the Reis Services segment of $1,196,000 from $5,703,000 provided in the 2009 period to $6,899,000 provided in the 2010 period primarily due to increased collections in the 2010 period (on a higher accounts receivable balance at December 31, 2009 than the December 31, 2008 amount).

Cash flows used in investing activities increased $579,000 from $1,340,000 used in the 2009 period to $1,919,000 used in the 2010 period.  This change primarily resulted from an increase in cash used in the 2010 period as compared to the 2009 period for web site and database development costs of $575,000 and furniture, fixtures and equipment additions of $14,000, offset by $10,000 of furniture, fixtures and equipment dispositions in 2010.

Cash flows used in financing activities decreased $3,367,000 from $10,558,000 used in the 2009 period to $7,191,000 used in the 2010 period.  During the 2010 period, $6,506,000 was repaid on the Bank Loan (including $4,000,000 of payments in excess of scheduled payments), whereas $2,625,000 of scheduled payments were made in the 2009 period.  During the 2009 period, $5,077,000 was repaid on the East Lyme construction loan to satisfy that obligation.  During the nine months ended September 30, 2009, the Company repurchased 640,086 shares of its outstanding common stock for approximately $2,694,000 as compared to the 2010 period where the Company repurchased 49,191 shares of its outstanding common stock for approximately $308,000.  Other debt repayments in the 2010 period exceeded the payments in the 2009 period by $18,000.  Payments for option cancellations and restricted stock unit settlements were approximately $218,000 and $21,000 in the 2010 and 2009 periods, respectively.

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

▪	revenues may be lower than expected;

▪	inability to retain and increase the Company’s customer base;

▪	additional adverse changes in the real estate industry and the local market in which the Company has property;

▪	inability to dispose of our remaining residential real estate at expected prices or at all;

▪	inability to execute properly on new products and services, or failure of customers to accept these products and services;

▪	competition;

▪	inability to attract and retain sales and senior management personnel;

▪	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

▪	changes in accounting policies or practices;

▪	legal and regulatory issues; and

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

At September 30, 2010, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at September 30, 2010:

(amounts in thousands)	Balance at September 30, 2010	LIBOR at September 30, 2010	Additional Interest Incurred

Variable rate debt:
Bank Loan	$12,744	0.26%	$127	(A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration contractual future periodic repayments.

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

Item 4T.  Controls and Procedures.

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2010 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In June 2010, the Board authorized the repurchase of up to an aggregate amount of $1,000,000 of the Company’s common stock.  Previously, the Board had authorized the repurchase of an aggregate of $3,000,000 of the Company’s shares.  In April 2010, the Company completed repurchases under the initial $3,000,000 authorization.  The program permits purchases from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, purchases could have been commenced or suspended at any time, or from time to time, without prior notice and the program may be expanded with prior notice.  The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”  During the third quarter of 2010, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2010 to July 31, 2010	9,943	$6.35	9,943	$937,000
August 1, 2010 to August 31, 2010	9,129	$6.64	9,129	$876,000
September 1, 2010 to September 30, 2010	1,178	$6.72	1,178	$868,000

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
10.1
Employment Agreement dated as of July 29, 2010, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

10.2
Employment Agreement dated as of July 29, 2010, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

10.3
Employment Agreement dated as of July 30, 2010, among Reis, Inc., Reis Services, LLC and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

10.4
Employment Agreement dated as of July 29, 2010, between Reis Services, LLC and William Sander (with Reis, Inc. a party thereto for limited purposes) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 4, 2010).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.
By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Vice President, Chief Financial Officer

Dated: November 2, 2010