Form 10-Q
period 2011-03-31
Reis, Inc.
filed 2011-05-06
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

The number of the Registrant’s shares of common stock outstanding was 10,587,748 as of  May 4, 2011.

Part I. Financial Information

Item 1.  Financial Statements.

REIS, INC.
 CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,748,218	$20,163,787
Restricted cash and investments	1,006,106	1,005,483
Receivables, prepaid and other assets	4,262,621	9,695,817
Real estate assets	1,297,245	1,297,245
Total current assets	28,314,190	32,162,332
Furniture, fixtures and equipment, net	882,439	958,505
Intangible assets, net of accumulated amortization of $15,857,019 and $14,891,406, respectively	18,219,770	18,576,606
Goodwill	54,824,648	54,824,648
Other assets	165,419	165,868
Total assets	$102,406,466	$106,687,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$6,045,267	$5,531,050
Current portion of other debt	17,780	27,851
Accrued expenses and other liabilities	3,639,168	4,782,026
Liability for option cancellations	218,714	157,744
Deferred revenue	13,406,528	15,446,248
Total current liabilities	23,327,457	25,944,919
Non-current portion of Bank Loan	3,793,961	5,690,940
Other long-term liabilities	681,795	693,092
Deferred tax liability, net	66,580	66,580
Total liabilities	27,869,793	32,395,531
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,587,748 and 10,472,010 shares issued and outstanding, respectively	211,755	209,440
Additional paid in capital	99,579,968	99,347,837
Retained earnings (deficit)	(25,255,050)	(25,264,849)
Total stockholders’ equity	74,536,673	74,292,428
Total liabilities and stockholders’ equity	$102,406,466	$106,687,959

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenue:
Subscription revenue	$6,617,368	$6,014,169
Revenue from sales of real estate	—	2,750,000
Total revenue	6,617,368	8,764,169
Cost of sales:
Cost of sales of subscription revenue	1,550,384	1,463,112
Cost of sales of real estate	—	2,487,462
Total cost of sales	1,550,384	3,950,574
Gross profit	5,066,984	4,813,595
Operating expenses:
Sales and marketing	1,652,414	1,550,048
Product development	481,097	469,280
Property operating expenses	94,535	66,791
General and administrative expenses, inclusive of increased (decreased) costs attributable to the liability for option cancellations of $60,970 and $(34,561), respectively	2,775,805	2,881,960
Total operating expenses	5,003,851	4,968,079
Other income (expenses):
Interest and other income	25,029	37,736
Interest expense	(78,363)	(120,322)
Total other income (expenses)	(53,334)	(82,586)
Income (loss) before income taxes	9,799	(237,070)
Income tax expense (benefit)	—	(60,000)
Net income (loss)	$9,799	$(177,070)

Net income (loss) per common share:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

Weighted average number of common shares outstanding:
Basic	10,529,141	10,420,750
Diluted	10,795,246	10,490,035

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2011	10,472,010	$209,440	$99,347,837	$(25,264,849)	$74,292,428

Shares issued for vested employees restricted stock units	115,738	2,315	(2,315)	—	—
Stock based compensation, net	—	—	234,446	—	234,446
Net income	—	—	—	9,799	9,799
Balance, March 31, 2011	10,587,748	$211,755	$99,579,968	$(25,255,050)	$74,536,673

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

cash flows from operating activities:
Net income (loss)	$9,799	$(177,070)
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	—	(60,000)
Depreciation	83,528	90,901
Amortization of intangible assets	1,151,509	1,143,481
Stock based compensation charges	485,385	401,608
Changes in assets and liabilities:
Restricted cash and investments	(623)	978
Real estate assets	—	1,806,728
Receivables, prepaid and other assets	5,433,645	3,111,162
Accrued expenses and other liabilities	(1,154,155)	(1,097,114)
Liability for option cancellations	60,970	(34,561)
Deferred revenue	(2,039,720)	(1,015,925)
Net cash provided by operating activities	4,030,338	4,170,188

cash flows from investing activities:
Web site and database development costs	(794,673)	(476,994)
Furniture, fixtures and equipment additions	(7,462)	(20,593)
Furniture, fixtures and equipment disposition	—	9,906
Net cash (used in) investing activities	(802,135)	(487,681)

cash flows from financing activities:
Repayment of Bank Loan	(1,382,762)	(4,000,000)
Repayments on capitalized equipment leases	(10,071)	(101,106)
Payments for restricted stock units	(250,939)	(105,077)
Stock repurchases	—	(156,068)
Net cash (used in) financing activities	(1,643,772)	(4,362,251)
Net increase (decrease) in cash and cash equivalents	1,584,431	(679,744)
Cash and cash equivalents, beginning of period	20,163,787	22,735,240
Cash and cash equivalents, end of period	$21,748,218	$22,055,496

supplemental information:
Cash paid during the period for interest	$52,304	$94,261
Cash paid during the period for income taxes, net of refunds	$—	$18,220

supplemental schedule of non-cash investing and financing activities:
Shares issued for vested employees restricted stock units	$2,315	$1,408
Disposal of fully amortized intangible assets	$185,896
Disposal of fully depreciated furniture, fixtures and equipment	$36,714
Mortgage receivable on sale of real estate		$450,000

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

Residential Development Activities

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007 (the “Merger”). Prior to May 2007, Reis operated as Wellsford Real Properties, Inc. (“Wellsford”).  Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011.  The consolidated statements of operations and changes in cash flows for the three months ended March 31, 2011 and 2010 are not necessarily indicative of full year results.

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
(Unaudited) (continued)

3.
Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the Residential Development Activities segment.  The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data March 31, 2011	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,367	$4	$3,377	$21,748
Restricted cash and investments	215	791	—	1,006
Receivables, prepaid and other assets	4,224	(51)	90	4,263
Real estate assets	—	1,297	—	1,297
Total current assets	22,806	2,041	3,467	28,314
Furniture, fixtures and equipment, net	882	—	—	882
Intangible assets, net	18,220	—	—	18,220
Goodwill	57,203	—	(2,378)	54,825
Other assets	165	—	—	165
Total assets	$99,276	$2,041	$1,089	$102,406

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$6,063	$—	$—	$6,063
Accrued expenses and other liabilities	1,036	1,909	912	3,857
Deferred revenue	13,407	—	—	13,407
Total current liabilities	20,506	1,909	912	23,327
Non-current portion of Bank Loan	3,794	—	—	3,794
Other long-term liabilities	682	—	—	682
Deferred tax liability, net	12,318	—	(12,252)	66
Total liabilities	37,300	1,909	(11,340)	27,869
Total stockholders’ equity	61,976	132	12,429	74,537
Total liabilities and stockholders’ equity	$99,276	$2,041	$1,089	$102,406

Condensed Balance Sheet Data December 31, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,912	$21	$4,231	$20,164
Restricted cash and investments	214	791	—	1,005
Receivables, prepaid and other assets	9,230	350	116	9,696
Real estate assets	—	1,297	—	1,297
Total current assets	25,356	2,459	4,347	32,162
Furniture, fixtures and equipment, net	957	—	1	958
Intangible assets, net	18,577	—	—	18,577
Goodwill	57,203	—	(2,378)	54,825
Other assets	166	—	—	166
Total assets	$102,259	$2,459	$1,970	$106,688

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,559	$—	$—	$5,559
Accrued expenses and other liabilities	1,900	1,913	1,128	4,941
Deferred revenue	15,446	—	—	15,446
Total current liabilities	22,905	1,913	1,128	25,946
Non-current portion of Bank Loan	5,691	—	—	5,691
Other long-term liabilities	693	—	—	693
Deferred tax liability, net	11,785	—	(11,719)	66
Total liabilities	41,074	1,913	(10,591)	32,396
Total stockholders’ equity	61,185	546	12,561	74,292
Total liabilities and stockholders’ equity	$102,259	$2,459	$1,970	$106,688

(A)	Includes the assets and liabilities of the Company’s real estate projects to the extent that such assets and liabilities exist at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Three Months Ended March 31, 2011	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$6,617	$—	$—	$6,617
Revenue from sales of real estate	—	—	—	—
Total revenue	6,617	—	—	6,617
Cost of sales:
Cost of sales of subscription revenue	1,550	—	—	1,550
Cost of sales of real estate	—	—	—	—
Total cost of sales	1,550	—	—	1,550
Gross profit	5,067	—	—	5,067
Operating expenses:
Sales and marketing	1,652	—	—	1,652
Product development	481	—	—	481
Property operating expenses	—	95	—	95
General and administrative expenses	1,549	—	1,226	2,775
Total operating expenses	3,682	95	1,226	5,003
Other income (expenses):
Interest and other income	18	5	1	24
Interest (expense)	(78)	—	—	(78)
Total other income (expense)	(60)	5	1	(54)
Income (loss) before income taxes	$1,325	$(90)	$(1,225)	$10

Condensed Operating Data for the Three Months Ended March 31, 2010	Reis Services	Residential Development Activities (A)	Other (B)	Consolidated

Revenue:
Subscription revenue	$6,014	$—	$—	$6,014
Revenue from sales of real estate	—	2,750	—	2,750
Total revenue	6,014	2,750	—	8,764
Cost of sales:
Cost of sales of subscription revenue	1,463	—	—	1,463
Cost of sales of real estate	—	2,487	—	2,487
Total cost of sales	1,463	2,487	—	3,950
Gross profit	4,551	263	—	4,814
Operating expenses:
Sales and marketing	1,550	—	—	1,550
Product development	469	—	—	469
Property operating expenses	—	67	—	67
General and administrative expenses	1,434	73	1,375	2,882
Total operating expenses	3,453	140	1,375	4,968
Other income (expenses):
Interest and other income	33	—	4	37
Interest (expense)	(120)	—	—	(120)
Total other income (expense)	(87)	—	4	(83)
Income (loss) before income taxes	$1,011	$123	$(1,371)	$(237)

(A)	Includes the operating results of the Company’s real estate projects to the extent that such revenues and expenses existed for such projects during the period presented.
(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2011.

No individual customer accounted for more than 4.7% and 2.7% of Reis Services’s revenues for the three months ended March 31, 2011 and 2010, respectively.

The balance of outstanding accounts receivables of Reis Services, which are included in receivables, prepaid and other assets in the consolidated balance sheets at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010

Accounts receivables	$4,125,000	$9,065,000
Allowance for doubtful accounts	(117,000)	(103,000)
Accounts receivables, net	$4,008,000	$8,962,000

Seven subscribers accounted for an aggregate of approximately 29.7% of Reis Services’s accounts receivable at March 31, 2011, including four subscribers in excess of 4.0% with the largest representing 7.4%.  As of May 4, 2011, the Company received payments of approximately $2,011,000 or 48.8% against the March 31, 2011 accounts receivable balance.

At March 31, 2011, no subscribers accounted for more than 7.5% of deferred revenue.

Residential Development Activities

East Lyme

At March 31, 2011, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres (“East Lyme”).  An aggregate of 42 homes and lots (29 homes and 13 lots) were sold as of March 31, 2011 and the remaining inventory at that time included 119 lots.  No home or lot sales occurred during the three months ended March 31, 2011 or 2010.

On April 25, 2011, the Company sold the East Lyme project in a bulk transaction for a gross sales price of $1,800,000 for the 119 lots, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash.  Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000.  As a result of this transaction, the Company expects to record a gain in the second quarter of 2011.

Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner.  The estimated remediation cost was recognized as a liability in the March 31, 2011 and December 31, 2010 consolidated balance sheets.  As a result of the sale, the Company was indemnified from any financial obligation related to the environmental remediation.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Segment Information (continued)

Completed Real Estate Projects

Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York (“The Stewardship”), which was subdivided into 48 developable single family home lots.  In February 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations.  Net cash received at closing, after expenses, aggregated approximately $2,187,000.  The remaining $450,000 of the purchase price was payable by the purchaser in February 2011 and was secured by the outstanding road bond and a mortgage on the property.  As a result of this transaction, the Company recorded gross profit of approximately $263,000 in the first quarter of 2010.  In February 2011, the Company received cash of approximately $455,000 in satisfaction of the mortgage note and accrued interest thereon.

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

4.	Restricted Cash and Investments Restricted cash and investments are comprised of the following:

	March 31,	December 31,
	2011	2010

Deposits and escrows related to residential development activities (A)	$791,000	$791,000
Security for office leases (B)	215,000	214,000
	$1,006,000	$1,005,000

(A)	As a result of the April 2011 sale of the East Lyme project, the balance of deposits and escrows related to residential development activities was released and converted to cash.
(B)
Relates to the lease for the 530 Fifth Avenue corporate office space.  The Company provided to the lessor a letter of credit through a bank, which is fully collateralized by a certificate of deposit issued by that bank.

5.	Intangible Assets The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31,	December 31,
	2011	2010

Database	$11,846,000	$11,395,000
Accumulated amortization	(7,959,000)	(7,374,000)
Database, net	3,887,000	4,021,000
Customer relationships	14,100,000	14,100,000
Accumulated amortization	(3,719,000)	(3,470,000)
Customer relationships, net	10,381,000	10,630,000
Web site	5,331,000	5,173,000
Accumulated amortization	(2,997,000)	(2,941,000)
Web site, net	2,334,000	2,232,000
Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,182,000)	(1,106,000)
Acquired below market lease, net	1,618,000	1,694,000
Intangible assets, net	$18,220,000	$18,577,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Intangible Assets (continued)

The Company capitalized approximately $451,000 and $229,000 to the database intangible asset and $344,000 and $248,000 to the web site intangible asset during the three months ended March 31, 2011 and 2010, respectively.

Amortization expense for intangible assets aggregated approximately $1,152,000 for the three months ended March 31, 2011, of which approximately $585,000 related to the database, which is charged to cost of sales, approximately $249,000 related to customer relationships, which is charged to sales and marketing expense, approximately $242,000 related to web site development, which is charged to product development expense and approximately $76,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment.  Amortization expense for intangible assets aggregated approximately $1,143,000 for the three months ended March 31, 2010, of which approximately $582,000 related to the database, approximately $251,000 related to customer relationships, approximately $235,000 related to website development and approximately $75,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt At March 31, 2011 and December 31, 2010, the Company’s debt consisted of the following:

	Maturity Date	Stated Interest Rate at March 31, 2011	March 31, 2011	December 31, 2010

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$9,839,000	$11,222,000
Other Reis Services debt	Various	Fixed/Various	18,000	28,000
Total debt			$9,857,000	$11,250,000
Total assets of Reis Services as a security interest for the Bank Loan			$99,276,000	$102,259,000

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000.   Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  The interest rate was LIBOR + 1.50% at March 31, 2011 and December 31, 2010 (LIBOR was 0.24% and 0.26% at March 31, 2011 and December 31, 2010, respectively).
Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis, which commenced on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.  At March 31, 2011 and December 31, 2010, the Company did not have the ability to borrow any additional amounts under the Bank Loan.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  Although not required to do so, the Company made additional prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000), each of which was in excess of the minimum repayments due at such dates.  All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity.  No additional prepayments, in excess of minimum repayments, were made in the first quarter of 2011.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

7.	Income Taxes The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2011	2010

Current state and local tax expense	$—	$—
Deferred Federal tax expense (benefit)	—	(48,000)
Deferred state and local tax expense (benefit)	—	(12,000)
Income tax expense (benefit)	$—	$(60,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $67,000 at March 31, 2011 and December 31, 2010 and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to (1) the tax benefit of impairment charges before allowances, (2) net operating loss (“NOL”) carryforwards as they relate to deferred tax assets, (3) Federal alternative minimum tax (“AMT”) credit carryforwards as they relate to deferred tax assets, (4) stock based compensation and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,254,000 at March 31, 2011 and December 31, 2010 was necessary.  The allowance at March 31, 2011 and December 31, 2010 relates primarily to AMT credits, NOLs in 2010 and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.

8.
Stockholders’ Equity

Between December 2008 and June 2010, the Board authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010.  The stock repurchases were permitted from time to time in the open market or through privately negotiated transactions.  Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice.  The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the first quarter of 2011, the Company did not repurchase any shares of common stock; however, during the first quarter of 2010, the Company purchased an aggregate of 25,501 shares of common stock at an average price of $6.12 per share. From the inception of the share repurchase programs in December 2008 through December 2010, the Company purchased an aggregate of 838,076 shares of common stock at an average price of $4.77 per share, for an aggregate of $4,000,000.  Cumulatively, the Company has repurchased approximately 7.6% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

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

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2011 and 2010:

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

	For the Three Months Ended March 31,
	2011		2010
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of period	680,896	$8.73	473,620	$8.91
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—
Outstanding at end of period	680,896	$8.73	473,620	$8.91
Options exercisable at end of period	301,896	$8.68	242,620	$7.99
Options exercisable which can be settled in cash	70,896	$4.81	88,620	$4.73

Certain outstanding options allow the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount, if any, by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounts for these options as liability awards. This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) changes in the market price of the Company’s common stock.  Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of operations.

At March 31, 2011, the liability for option cancellations was approximately $219,000 based upon the difference in the closing stock price of the Company at March 31, 2011 of $7.89 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as a liability award at that date.  At December 31, 2010, the liability for option cancellations was approximately $158,000 based upon the difference in the closing stock price of the Company at December 31, 2010 of $7.03 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as a liability award at that date.  The Company recorded compensation expense (benefit) of approximately $61,000 and $(35,000) for the three months ended March 31, 2011 and 2010, respectively, in general and administrative expenses in the statements of operations related to the change in the amount of the liability for option cancellations.

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010

Outstanding at beginning of period	523,479	507,668
Granted	225,580	192,476
Common stock delivered (A)(B)	(149,496)	(87,826)
Forfeited	—	(600)
Outstanding at end of period	599,563	611,718

Intrinsic value at March 31, 2011 and 2010, respectively (C)	$4,731,000	$3,523,000

(A)
Includes 33,758 shares which were used to settle minimum employee withholding tax obligations for 14 employees of approximately $251,000 in 2011. A net of 115,738 shares of common stock were delivered in the first quarter of 2011.

(B)
Includes 17,431 shares which were used to settle minimum employee withholding tax obligations for 12 employees of approximately $105,000 in 2010.  A net of 70,395 shares of common stock were delivered in the first quarter of 2010.

(C)	For purposes of this calculation, the Company’s closing stock prices were $7.89 and $5.76 per share on March 31, 2011 and 2010, respectively.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

In March 2011, an aggregate of 214,135 RSUs were granted to employees which vest one-third a year over three years and had a  weighted average grant date fair value of $7.41 per RSU (which was determined based on the closing stock price of the Company’s common stock on March 2, 2011 and on March 14, 2011). In February 2010, an aggregate of 185,500 RSUs were granted to employees which vest one-third a year over three years and have a grant date fair value of $5.97 per RSU (which was determined based on the closing price of the Company’s common stock on February 19, 2010). The awards granted in the first quarter of 2011 and 2010 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

In January 2011, an aggregate of 11,445 RSUs were granted to non-employee directors (with a grant date fair value of $7.03 per RSU) related to the equity component of their compensation for the three months ended December 31, 2010.  In January 2010, an aggregate of 7,476 RSUs were granted to non-employee directors (with an average grant date fair value of $6.15 per RSU) related to the equity component of their compensation for the three months ended December 31, 2009.  In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation.  The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $485,000 and $402,000, including approximately $81,000 and $46,000 related to non-employee director equity compensation, for the three months ended March 31, 2011 and 2010, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations.

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

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss) for basic calculation	$9,799	$(177,070)
Adjustments to net income (loss) for the income statement impact of dilutive securities	—	(34,561)
Net income (loss) for dilution calculation	$9,799	$(211,631)

Denominator:
Denominator for net income (loss) per common share, basic — weighted average common shares	10,529,141	10,420,750
Effect of dilutive securities:
RSUs	266,105	—
Stock options	—	69,285
Denominator for net income (loss) per common share, diluted — weighted average common shares	10,795,246	10,490,035
Net income (loss) per common share:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2011, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive. For the three months ended March 31, 2010, only certain equity awards were antidilutive.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)

11.
Fair Value of Financial Instruments

At March 31, 2011 and December 31, 2010, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at March 31, 2011 and December 31, 2010.  Other than capital leases, all of the Company’s debt at March 31, 2011 and December 31, 2010 was floating rate based.  Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $9,596,000 and $10,905,000 at March 31, 2011 and December 31, 2010, respectively, which is lower than the recorded amounts of $9,839,000 and $11,222,000 at March 31, 2011 and December 31, 2010, respectively.  The estimated fair value reflects the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained.  See Note 6 for more information about the Company’s debt.

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

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. Reis continues to develop and introduce new products, expand and add new markets and data, and find new ways to deliver existing information to meet and anticipate client demand, as more fully described below under “— Products and Services.”  The depth and breadth of Reis’s data and expertise are critical in allowing Reis to grow its business.

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office and industrial sectors.  On an ongoing basis, Reis conducts telephone surveys with building owners, leasing agents and managers to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses.  In addition to its primary telephone surveys, Reis processes multiple other sources of data on commercial real estate including: public filings databases, tax assessor records, deed transfers, planning boards, and numerous local, regional and national publications and commercial real estate websites.  Using proprietary statistical techniques, Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and city (market) levels.  All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties, and if any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.  The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at March 31, 2011:

Number of metropolitan markets:
Apartment	200
Retail	140
Office	132
Industrial	44

At March 31, 2011, these metropolitan markets are further sub-divided into over 1,800 competitive submarkets based on property type.

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

Reis also maintains a sales comparables database containing transactions in 203 of our covered markets. The database captures key information on each transaction such as buyer, seller, purchase price, capitalization rate and financing details, where available.  Prior to March 31, 2011, this database included transactions valued at $2,000,000 or greater.  Beginning in April 2011, we have expanded the coverage to include transactions valued at greater than $250,000 in our 203 covered markets, with four years of history.  Additionally, during March 2011, we added hotel transactions to our sales comparables coverage.  This is a new property type in our database.

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

Reis continues to develop new products and applications.  Current initiatives include the further expansion of both our geographic market coverage and property types and broadening our data redistribution relationships with other business information vendors.  Recent achievements related to data redistribution include agreements with FactSet, Capital IQ and Thomson Reuters in the first quarter of 2011.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 11, 2011.

Residential Development Activities

The Company was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011.

Additional Segment Financial Information

See Note 3 of the consolidated financial statements included in this filing for additional information regarding all of the Company’s segments.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended		Increase	Percentage Increase
	March 31,
	2011	2010

Revenue	$6,617	$6,014	$603	10.0%
EBITDA	$2,619	$2,326	$293	12.6%
EBITDA margin	39.6%	38.7%

	For the Three Months Ended
	March 31, 2011	December 31, 2010	Increase	Percentage Increase

Revenue	$6,617	$6,167	$450	7.3%
EBITDA	$2,619	$2,407	$212	8.8%
EBITDA margin	39.6%	39.0%

Reis Services’s revenue for the three months ended March 31, 2011 of $6,617,000 is the highest for any quarter in the Company’s history.  Reis Services’s revenue increased by approximately $603,000, or 10.0%, from the first quarter of 2010 to the first quarter of 2011.  This revenue increase over the corresponding prior quarterly period is the fourth consecutive quarterly increase in revenue over the prior year’s quarter.  In addition, revenue increased by approximately $450,000, or 7.3%, from the fourth quarter of 2010 to the first quarter of 2011.  In general, these revenue increases reflect (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate improved to 90% at March 31, 2011 as compared to 87% for the trailing twelve months ended March 31, 2010, (2) the cumulative impact of the strength of contract signings throughout 2010, especially in the fourth quarter and into early 2011 and (3) additional new business.

As noted above, our overall trailing twelve month renewal rates improved from 87% at March 31, 2010 to 90% at March 31, 2011 and, for institutional subscribers, the renewal rates improved from 88% at March 31, 2010 to 93% at March 31, 2011.  The fourth quarter and full year of 2010 were record periods for the Company for total contracts signed (based upon the value of annual contracts executed in those periods for both new and renewal business).  The fourth quarter of 2010 also represented the best quarter for new business, based upon the value of annual contracts executed in that period, and the 2010 annual period was the second best annual period for new business (trailing only the 2007 annual period).  The renewal rate improvements, coupled with new business from both existing and new subscribers, allowed revenue to stabilize in the first nine months of 2010 as older prior year contracts rolled out of the revenue base and a higher percentage of expiring contracts were renewed. The level of contract signings in 2010, and specifically in the fourth quarter of 2010, resulted in the revenue growth recorded during the fourth quarter of 2010 and continuing into the first quarter of 2011.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.  Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue.  It took over four quarters to realize the full impact of contract declines on revenue in late 2008 and into 2009.  These older, lower value contracts are rolling and being replaced by renewals with more favorable pricing over a similar time period.  This trend is evidenced by our 2010 quarterly revenue, as each of the first three quarters reported stable revenue at slightly over $6,000,000, followed by growth in the fourth quarter of 2010 to $6,167,000 and again to $6,617,000 in the first quarter 2011.

Our contract pricing model is based on actual and projected report consumption; we believe it is generally not as susceptible to economic downturns and personnel reductions at our subscribers as a model based upon individual user licenses.  We generally impose contractual restrictions limiting our immediate exposure (during existing contract terms) to revenue reductions due to mergers and consolidations.  However, we have been, and we may in the future be, impacted by consolidation among our subscribers and potential subscribers, or in the event that subscribers enter bankruptcy or otherwise go out of business.  As budget constraints and economic pressures moderated, there has been an overall positive impact on revenue stabilization and growth.  These impacts can be seen in the reported results for 2011 in excess of 2010 revenue and the growth on a consecutive quarter basis from the third quarter to fourth quarter 2010, which continued into the first quarter of 2011.

Two additional metrics management believes are critical in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract.  Analyzing these amounts can provide additional insight into Reis Services’s financial performance.  Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the period.  It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract.  Deferred revenue will be recognized as revenue ratably over the life of a contract.  The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2011 and 2010.  A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2010 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	March 31,			Percentage
	2011	2010	Increase	Increase

Deferred revenue (GAAP basis)	$13,407,000	$11,177,000	$2,230,000	20.0%
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	11,656,000	7,995,000	3,661,000	45.8%
Aggregate Revenue Under Contract (B)	$25,063,000	$19,172,000	$5,891,000	30.7%

(A)
Amounts are billable in the twelve month period subsequent to March 31 of each year and represents (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

(B)
Included in Aggregate Revenue Under Contract at March 31, 2011 was approximately $18,343,000 related to amounts under contract for the forward twelve month period through March 31, 2012.  The remainder reflects amounts under contract beyond March 31, 2012.  Included in Aggregate Revenue Under Contract at March 31, 2010 was approximately $15,095,000 related to amounts under contract at that date for the twelve month period April 1, 2010 to March 31, 2011.  The twelve month figure as of March 31, 2011 represents a 21.5% increase over the twelve month figure as of March 31, 2010.

The increases in both deferred revenue and Aggregate Revenue Under Contract are the result of an improved sales environment for renewals, increased new business, as described above in the revenue discussion, and the signing of more multi-year contracts.

EBITDA for the three months ended March 31, 2011 was $2,619,000, an increase of $293,000, or 12.6%, over the first quarter 2010 amount.  On a consecutive quarter basis, EBITDA increased $212,000 or 8.8% in the first quarter 2011 over the fourth quarter 2010.  These increases are directly impacted by the increases in revenue as described above while maintaining EBITDA margins in the 39% to 40% range.

Management expects that EBITDA and EBITDA margins in 2011 may be temporarily negatively impacted by our continuing product development and enhancement initiatives, as well as marketing expenses for ReisReports.  Although this spending could reduce margins for the Reis Services segment into the mid-30% range in the next quarter or two, the expectation is that this spending and investment will support additional revenue growth in the future.

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

(amounts in thousands) Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2011	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$10
Income tax expense			—
Income (loss) before income taxes	$1,325	$(1,315)	10
Add back:
Depreciation and amortization expense	1,234	1	1,235
Interest expense (income), net	60	(6)	54
EBITDA	2,619	(1,320)	1,299
Add back:
Stock based compensation expense, net	—	546	546
Adjusted EBITDA	$2,619	$(774)	$1,845

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net (loss)			$(177)
Income tax (benefit)			(60)
Income (loss) before income taxes	$1,011	$(1,248)	(237)
Add back:
Depreciation and amortization expense	1,228	6	1,234
Interest expense, net	87	(4)	83
EBITDA	2,326	(1,246)	1,080
Add back:
Stock based compensation expense, net	—	367	367
Adjusted EBITDA	$2,326	$(879)	$1,447

(amount in thousands)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2010	Reis Services	Residential Development Activities and Other*	Consolidated

Net income			$624
Income tax (benefit)			(254)
Income (loss) before income taxes	$1,117	$(747)	370
Add back:
Depreciation and amortization expense	1,220	—	1,220
Interest expense (income), net	70	(2)	68
EBITDA	2,407	(749)	1,658
Add back:
Stock based compensation expense, net	—	511	511
Adjusted EBITDA	$2,407	$(238)	$2,169

*	Includes East Lyme and the Company’s other developments and corporate level income and expenses, to the extent that such income and expenses existed for such projects during the periods presented.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2011 and 2010

Subscription revenues and related cost of sales were approximately $6,617,000 and $1,550,000, respectively, for the three months ended March 31, 2011, resulting in a gross profit for the Reis Services segment of approximately $5,067,000.  Amortization expense included in cost of sales was approximately $585,000 during this period. Subscription revenues and related cost of sales were approximately $6,014,000 and $1,463,000, respectively, for the three months ended March 31, 2010, resulting in a gross profit for the Reis Services segment of approximately $4,551,000. Amortization expense included in cost of sales for the database intangible asset was approximately $582,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.  The increase in cost of sales of $87,000 is primarily a result of employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period and an increase in bad debt expense over the prior period.

Revenue and cost of sales of residential units were approximately $2,750,000 and $2,487,000, respectively, for the three months ended March 31, 2010, all of which is with respect to the sale of the Claverack project in February 2010.  There were no East Lyme home or lot sales in the 2011 or 2010 periods.

Sales and marketing expenses were approximately $1,652,000 and $1,550,000 for the three months ended March 31, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) were approximately $249,000 and $251,000 during the three months ended March 31, 2011 and 2010, respectively.  The expense increase for sales and marketing expenses between the two periods of approximately $102,000 generally reflects increased commissions and employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period.

Product development expenses were approximately $481,000 and $469,000 for the three months ended March 31, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) were approximately $242,000 and $235,000 during the three months ended March 31, 2011 and 2010, respectively.  Product development costs increased $12,000, primarily due to a net increase in amortization expense from web site costs capitalized and amortization expense commencing in the period for the ReisReports website and other significant product introductions and improvements in 2010 and 2011, in excess of Merger related purchase price allocations becoming fully amortized in 2010, coupled with cost increases from other new product initiatives.

Property operating expenses were $95,000 and $67,000 for the three months ended March 31, 2011 and 2010, respectively, and represent the non-capitalizable project costs and other period expenses related to the Company’s residential development projects.

General and administrative expenses of $2,775,000 for the three months ended March 31, 2011 include current period expenses of $2,070,000, depreciation and amortization expense of $159,000 for lease value and furniture, fixtures and equipment, and approximately $546,000 of non-cash compensation expense. The non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $485,000 and by an approximate $61,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $7.89 per share at March 31, 2011.  General and administrative expenses of $2,882,000 for the three months ended March 31, 2010 includes current period expenses of $2,348,000, depreciation and amortization expense of $167,000 for lease value and furniture, fixtures and equipment, and approximately $367,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $402,000, offset by an approximate $35,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $5.76 per share at March 31, 2010. Excluding the non-cash items, the reduction in general and administrative expenses of $278,000 is a result of continuing efforts to reduce public company and other administrative costs including the completion of certain employment related contractual obligations in May 2010.

Interest expense of $78,000 for the three months ended March 31, 2011 includes interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan, of $77,000 and interest from other debt of $1,000.  Interest expense of $120,000 for the three months ended March 31, 2010 includes interest and cost amortization on the Bank Loan of $115,000 and interest from other debt of $5,000.

The income tax benefit during the three months ended March 31, 2010 of $60,000 reflects a deferred Federal benefit of $48,000 and a deferred state benefit of $12,000 as a result of the pre-tax loss in the first quarter of 2010.  There was no income tax expense recorded in the first quarter of 2011.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The net deferred tax liability was approximately $67,000 at March 31, 2011 and December 31, 2010 and is reflected as a non-current liability in the accompanying consolidated balance sheets.  The significant portion of the deferred tax items relates to (1) the tax benefit of impairment charges before allowances, (2) net operating loss, or NOL, carryforwards as they relate to deferred tax assets, (3) Federal alternative minimum tax (“AMT”) credit carryforwards as they relate to deferred tax assets, (4) stock based compensation and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $8,254,000 at March 31, 2011 and December 31, 2010, was necessary.  The allowance at March 31, 2011 and December 31, 2010 relates primarily to AMT credits, NOLs in 2010 and to the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis.

Liquidity and Capital Resources

At March 31, 2011, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (comprised of scheduled principal payments of approximately $6,045,000 on the Bank Loan, payable by March 31, 2012); operating and capital leases; warranty costs and insurance deductibles related to construction; other capital expenditures; and the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $219,000 at March 31, 2011 based upon the closing stock price of the Company at March 31, 2011 of $7.89 per share).  The Company expects to meet these short-term liquidity requirements generally through the use of available cash, cash generated from subscription revenue of Reis Services and proceeds from the April 2011 East Lyme sale and escrow releases, which produced net cash of approximately $2,600,000.  The Company expects that in the short term, it will be able to utilize its NOLs and that taxes to be paid will be for alternative state and local taxes, and possibly AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web site and databases; the non-current portion of long-term debt; operating and capital leases and other capital expenditures; and possibly, repurchases of additional shares of Reis common stock.  The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services.  The Company has NOLs that it expects to be able to use in the next few years against future taxable income for Federal, state and local tax purposes (to the extent that taxable income is generated).  Tax payments during the next few years are expected to be for alternative state and local taxes and AMT, but not for Federal income taxes.

Cash and cash equivalents aggregated approximately $21,748,000 at March 31, 2011, including approximately $18,367,000 in the Reis Services segment. Management considers such amounts to be adequate and expects its cash balances to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms at both the Reis Services segment and on a consolidated basis.  At March 31, 2011, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive (defined as cash and cash equivalents, minus total debt) by approximately $11,891,000 and $8,510,000, respectively.  At December 31, 2010, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive by approximately $8,914,000 and $4,662,000, respectively.  Net cash on a consolidated basis has grown by approximately $2,977,000 from December 31, 2010 to March 31, 2011, which management believes is a strong indicator of the cash generation power of our business model.  Consolidated net cash will continue to improve subsequent to March 31, 2011 as a result of the net cash proceeds received in April 2011 of approximately $2,600,000 from the sale of East Lyme (see below).

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration.  The balance of the Bank Loan was $9,839,000 and $11,222,000 at March 31, 2011 and December 31, 2010, respectively.  The interest rate was LIBOR + 1.50% at March 31, 2011 and  December 31, 2010 (LIBOR was 0.24%  and  0.26% at March 31, 2011 and December 31, 2010, respectively).

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis, which commenced on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement.  The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012.  At March 31, 2011 and December 31, 2010, the Company did not have the ability to borrow any additional amounts under the Bank Loan.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00.  In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time.  Although not required to do so, the Company made additional prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000), each of which was in excess of the minimum repayments due at such dates.  All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity.  No additional prepayments, in excess of minimum repayments, were made in the first quarter of 2011.

Other Items Impacting Liquidity

East Lyme

At March 31, 2011, the Company’s residential development activities were comprised solely of The Orchards, a single family home development in East Lyme, Connecticut, upon which the Company could build 161 single family homes on 224 acres, which we refer to as East Lyme.  An aggregate of 42 homes and lots (29 homes and 13 lots) were sold as of March 31, 2011 and the remaining inventory at that time included 119 lots. No home or lot sales occurred during the three months ended March 31, 2011 and 2010.

On April 25, 2011, the Company sold the East Lyme project in a bulk transaction for a gross sales price of $1,800,000 for the 119 lots, plus the release of approximately $792,000 of deposits and escrows held as restricted cash.  Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000.  As a result of this transaction, the Company expects to record a gain in the second quarter of 2011.

Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. Remediation is required prior to the development of those lots.  The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner.

The estimated remediation cost was recognized as a liability in the March 31, 2011 and December 31, 2010 consolidated balance sheets.  As a result of the sale, the Company was indemnified from any financial obligation related to the environmental remediation.

Completed Real Estate Projects

Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York, known as The Stewardship, which was subdivided into 48 developable single family home lots.  In February 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations.  Net cash received at closing, after expenses, aggregated approximately $2,187,000.  The remaining $450,000 of the purchase price was payable by the purchaser in February 2011 and was secured by the outstanding road bond and a mortgage on the property.  As a result of this transaction, the Company recorded gross profit of approximately $263,000 in the first quarter of 2010.  In February 2011, the Company received cash of approximately $455,000 in satisfaction of the mortgage note and accrued interest thereon.

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

The Effects of Inflation/Declining Prices and Trends

Reis Services

The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives.  The volatility and uncertainty in the U.S. and global economy in 2008 and 2009, including the credit markets and real estate markets, negatively affected renewal rates, with the greatest impact on the Company between the beginning of the fourth quarter of 2008 and continuing through June 30, 2009.  Because of budget constraints at certain subscribers and potential subscribers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were subscribers of the Company), the Company was negatively impacted as exhibited by our revenue reductions throughout 2009.  However, in 2010, we experienced a positive trend of revenue growth as the second, third, and fourth quarters of 2010 had revenue growth as compared to the corresponding quarters of 2009 and 2010 revenue exceeded 2009 revenue on an annual basis.  This trend continued into 2011 with first quarter revenue growing to $6,617,000.  Our overall annual renewal rate is 90% for the trailing twelve months ended March 31, 2011; an improvement from 87% for the trailing twelve months ended March 31, 2010.  This positive trend in renewal rates will continue to be reflected in future quarterly revenues.  The fourth quarter and full year of 2010 were record periods for the Company for total contracts signed (based upon the value of annual subscriptions executed in those periods for both new and renewal business).  The fourth quarter of 2010 also represented the best quarter for new business, based upon the value of annual subscriptions executed in that period and the 2010 annual period was the second best annual period for total contracts signed (trailing only the 2007 annual period).  The level of contract signings in 2010, and specifically in the fourth quarter of 2010, resulted in revenue growth in the fourth quarter of 2010 and in the first quarter of 2011, translated into additional revenue growth over the corresponding prior year quarter and on a consecutive quarter basis.  There can be no assurance that the increases in the trailing twelve month renewal rates experienced from the middle of 2009 through March 31, 2011 will further improve or continue and that new or renewal business will continue to grow in the future.

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

Changes in Cash Flows

Comparison of Cash Flows for the Three Months Ended March 31, 2011 and 2010

Cash flows for the three months ended March 31, 2011 and 2010 are summarized as follows:

	For the Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$4,030,338	$4,170,188
Net cash (used in) investing activities	(802,135)	(487,681)
Net cash (used in) financing activities	(1,643,772)	(4,362,251)
Net increase (decrease) in cash and cash equivalents	$1,584,431	$(679,744)

Cash flows provided by operating activities decreased $140,000 from $4,170,000 provided in the 2010 period to $4,030,000 provided in the 2011 period.  The decrease resulted from no real estate sales in the 2011 period, as compared to the sale of the Claverack project in a bulk transaction in the 2010 period.  This decrease was partially offset by increased cash flows from operating activities of the Reis Services segment of $1,028,000 from $3,623,000 provided in the 2010 period to $4,651,000 provided in the 2011 period, primarily due to increased collections in the 2011 period (on a higher accounts receivable balance at December 31, 2010 than the December 31, 2009 amount).

Cash flows used in investing activities increased $314,000 from $488,000 used in the 2010 period to $802,000 used in the 2011 period.  This change primarily resulted from an increase of $318,000 for cash used in the 2011 period as compared to the 2010 period for web site and database development costs from continuing product development and enhancement initiatives.

Cash flows used in financing activities decreased $2,718,000 from $4,362,000 used in the 2010 period to $1,644,000 used in the 2011 period.  During the 2010 period, $4,000,000 was repaid on the Bank Loan whereas $1,383,000 was repaid in the 2011 period.  In the first quarter of 2010, the Company repurchased 25,501 shares of its outstanding common stock for approximately $156,000; with no repurchase in the first quarter of 2011.  Other debt repayments in the 2010 period exceeded the payments in the 2011 period by $91,000. Payments for  restricted stock unit settlements were approximately $251,000 and $105,000 in the 2011 and 2010 periods, respectively.

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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues may be lower than expected;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new product or service initiatives, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues; and

•
the risk factors listed under “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission of March 11, 2011.

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

At March 31, 2011, the Company’s only exposure to interest rates was variable rate based debt.  This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at March 31, 2011:

(amounts in thousands)	Balance at March 31, 2011	LIBOR at March 31, 2011	Additional Interest Incurred

Variable rate debt:
Bank Loan	$9,839	0.24%	$98	(A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

Although the interest rate cap expired at June 30, 2010, our interest rate exposure on the Bank Loan will continue to diminish significantly as a result of increased scheduled principal repayments during 2011.

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

Item 4T.  Controls and Procedures.

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2011 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 11, 2011, to be the most significant.  There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2011, the Company did not repurchase any shares of common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

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

Dated: May 6, 2011