Form 10-Q
period 2011-06-30
Reis, Inc.
filed 2011-08-04
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of the Registrant’s shares of common stock outstanding was 10,603,693 as of August 1, 2011.

Part I. Financial Information
Item 1. Financial Statements.
REIS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,284,738	$20,163,787
Restricted cash and investments	214,940	214,298
Accounts receivable, net	3,933,950	8,961,623
Prepaid and other assets	207,617	384,384
Assets attributable to discontinued operations	—	2,438,240

Total current assets	27,641,245	32,162,332
Furniture, fixtures and equipment, net	978,198	958,505
Intangible assets, net of accumulated amortization of $17,022,192 and $14,891,406, respectively	17,924,654	18,576,606
Goodwill	54,824,648	54,824,648
Other assets	144,448	165,868

Total assets	$101,513,193	$106,687,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$6,559,484	$5,531,050
Current portion of other debt	11,981	27,851
Accrued expenses and other liabilities	2,279,952	2,818,496
Liability for option cancellations	363,342	157,744
Deferred revenue	12,278,433	15,446,248
Liabilities attributable to discontinued operations	849,654	1,963,530

Total current liabilities	22,342,846	25,944,919
Non-current portion of Bank Loan	1,896,981	5,690,940
Other long-term liabilities	697,826	693,092
Deferred tax liability, net	66,580	66,580

Total liabilities	25,004,233	32,395,531

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,603,693 and 10,472,010 shares issued and outstanding, respectively	212,074	209,440
Additional paid in capital	100,109,327	99,347,837
Retained earnings (deficit)	(23,812,441)	(25,264,849)

Total stockholders’ equity	76,508,960	74,292,428

Total liabilities and stockholders’ equity	$101,513,193	$106,687,959

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Subscription revenue	$6,836,510	$6,004,373	$13,453,878	$12,018,542
Cost of sales of subscription revenue	1,522,854	1,536,637	3,073,238	2,999,749

Gross profit	5,313,656	4,467,736	10,380,640	9,018,793

Operating expenses:
Sales and marketing	1,680,080	1,440,903	3,332,494	2,990,951
Product development	507,061	464,751	988,158	934,031
General and administrative expenses	2,976,688	2,649,825	5,752,493	5,301,500

Total operating expenses	5,163,829	4,555,479	10,073,145	9,226,482

Other income (expenses):
Interest and other income	22,101	35,532	42,325	73,268
Interest expense	(71,299)	(101,486)	(149,662)	(221,808)

Total other income (expenses)	(49,198)	(65,954)	(107,337)	(148,540)

Income (loss) before income taxes and discontinued operations	100,629	(153,697)	200,158	(356,229)
Income tax (benefit)	—	(96,000)	—	(142,000)

Income (loss) from continuing operations	100,629	(57,697)	200,158	(214,229)
Income from discontinued operations, net of income tax expense of $—, $111,000, $—, and $97,000, respectively	1,341,980	164,094	1,252,250	143,556

Net income (loss)	$1,442,609	$106,397	$1,452,408	$(70,673)

Per share amounts – basic:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.02)

Net income (loss)	$0.14	$0.01	$0.14	$(0.01)

Per share amounts – diluted:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.02)

Net income (loss)	$0.13	$0.01	$0.13	$(0.01)

Weighted average number of common shares outstanding:
Basic	10,587,923	10,495,194	10,558,694	10,458,178

Diluted	10,914,276	10,495,194	10,826,251	10,458,178

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2011	10,472,010	$209,440	$99,347,837	$(25,264,849)	$74,292,428

Shares issued for vested employees restricted stock units	131,683	2,634	(2,634)	—	—
Stock based compensation, net	—	—	764,124	—	764,124
Net income	—	—	—	1,452,408	1,452,408

Balance, June 30, 2011	10,603,693	$212,074	$100,109,327	$(23,812,441)	$76,508,960

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
cash flows from operating activities:
Net income (loss)	$1,452,408	$(70,673)
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	—	(45,000)
Depreciation	167,932	194,989
Amortization of intangible assets	2,316,682	2,266,388
Stock based compensation charges	1,015,063	771,121
Changes in assets and liabilities:
Restricted cash and investments	790,543	1,070
Accounts receivable, net	5,027,673	3,027,293
Prepaid and other assets	547,997	222,516
Real estate assets	1,297,245	2,207,784
Accrued expenses and other liabilities	(1,647,686)	(1,386,739)
Liability for option cancellations	205,598	14,179
Deferred revenue	(3,167,815)	(1,997,060)

Net cash provided by operating activities	8,005,640	5,205,868

cash flows from investing activities:
Web site and database development costs	(1,664,730)	(1,150,464)
Furniture, fixtures and equipment additions	(187,625)	(30,541)
Furniture, fixtures and equipment disposition	—	9,906

Net cash (used in) investing activities	(1,852,355)	(1,171,099)

cash flows from financing activities:
Repayment of Bank Loan	(2,765,525)	(5,273,585)
Repayments on capitalized equipment leases	(15,870)	(129,778)
Payments for restricted stock units	(250,939)	(209,789)
Stock repurchases	—	(175,940)

Net cash (used in) financing activities	(3,032,334)	(5,789,092)

Net increase (decrease) in cash and cash equivalents	3,120,951	(1,754,323)
Cash and cash equivalents, beginning of period	20,163,787	22,735,240

Cash and cash equivalents, end of period	$23,284,738	$20,980,917

supplemental information:
Cash paid during the period for interest	$96,935	$167,141

Cash paid during the period for income taxes, net of refunds	$22,283	$33,554

supplemental schedule of non-cash investing and financing activities:
Shares issued for vested employees restricted stock units	$2,634	$4,759

Disposal of fully amortized intangible assets	$185,896

Disposal of fully depreciated furniture, fixtures and equipment	$45,988

Release of accrued remediation liability obligation upon sale of real estate	$1,000,000

Mortgage receivable on sale of real estate		$450,000

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
Discontinued Operations – Residential Development Activities
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
See Note 3 for additional information regarding the Company’s segments.
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
The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011. The consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and consolidated statements of changes in cash flows for the six months ended June 30, 2011 and 2010 are not necessarily indicative of full year results.
Discontinued Operations
The Company has determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.
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
Reclassification
Amounts in certain accounts, as presented in the consolidated financial statements and footnotes, have been reclassified to reflect discontinued operations. These reclassifications do not result in a change to the previously reported net income (loss) for any of the periods presented to conform to the current period presentation; however, net income (loss) per common share on a fully diluted basis for the three months ended June 30, 2010 is different than previously presented. This difference, in conformity with existing accounting literature for the computation of earnings per share, is based upon the utilization of a different number of diluted shares as dictated by the loss from continuing operations.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
3.	Segment Information
The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:
(amounts in thousands)

Condensed Balance Sheet Data	Reis	Discontinued
June 30, 2011	Services	Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,144	$—	$5,141	$23,285
Restricted cash and investments	215	—	—	215
Receivables, prepaid and other assets	4,113	—	28	4,141
Assets attributable to discontinued operations	—	—	—	—

Total current assets	22,472	—	5,169	27,641
Furniture, fixtures and equipment, net	978	—	—	978
Intangible assets, net	17,925	—	—	17,925
Goodwill	57,203	—	(2,378)	54,825
Other assets	144	—	—	144

Total assets	$98,722	$—	$2,791	$101,513

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$6,571	$—	$—	$6,571
Accrued expenses and other liabilities	1,533	—	1,110	2,643
Deferred revenue	12,278	—	—	12,278
Liabilities attributable to discontinued operations	—	850	—	850

Total current liabilities	20,382	850	1,110	22,342
Non-current portion of Bank Loan	1,897	—	—	1,897
Other long-term liabilities	698	—	—	698
Deferred tax liability, net	12,903	—	(12,837)	66

Total liabilities	35,880	850	(11,727)	25,003
Total stockholders’ equity	62,842	(850)	14,518	76,510

Total liabilities and stockholders’ equity	$98,722	$—	$2,791	$101,513

Condensed Balance Sheet Data	Reis	Discontinued
December 31, 2010	Services	Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,912	$21	$4,231	$20,164
Restricted cash and investments	214	—	—	214
Receivables, prepaid and other assets	9,230	—	116	9,346
Assets attributable to discontinued operations	—	2,438	—	2,438

Total current assets	25,356	2,459	4,347	32,162
Furniture, fixtures and equipment, net	957	—	1	958
Intangible assets, net	18,577	—	—	18,577
Goodwill	57,203	—	(2,378)	54,825
Other assets	166	—	—	166

Total assets	$102,259	$2,459	$1,970	$106,688

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,559	$—	$—	$5,559
Accrued expenses and other liabilities	1,900	—	1,077	2,977
Deferred revenue	15,446	—	—	15,446
Liabilities attributable to discontinued operations	—	1,964	—	1,964

Total current liabilities	22,905	1,964	1,077	25,946
Non-current portion of Bank Loan	5,691	—	—	5,691
Other long-term liabilities	693	—	—	693
Deferred tax liability, net	11,785	—	(11,719)	66

Total liabilities	41,074	1,964	(10,642)	32,396
Total stockholders’ equity	61,185	495	12,612	74,292

Total liabilities and stockholders’ equity	$102,259	$2,459	$1,970	$106,688

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.

(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Segment Information (continued)
(amounts in thousands)

Condensed Operating Data for the	Reis	Discontinued
Three Months Ended June 30, 2011	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$6,837	$—	$—	$6,837
Cost of sales of subscription revenue	1,523	—	—	1,523

Gross profit	5,314	—	—	5,314

Operating expenses:
Sales and marketing	1,681	—	—	1,681
Product development	507	—	—	507
General and administrative expenses	1,627	—	1,350	2,977

Total operating expenses	3,815	—	1,350	5,165
Other income (expenses):
Interest and other income	21	—	2	23
Interest expense	(72)	—	—	(72)

Total other income (expenses)	(51)	—	2	(49)

Income (loss) before income taxes and discontinued operations	$1,448	$—	$(1,348)	$100

Income from discontinued operations, before income taxes	$—	$1,342	$—	$1,342

Condensed Operating Data for the	Reis	Discontinued
Three Months Ended June 30, 2010	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$6,004	$—	$—	$6,004
Cost of sales of subscription revenue	1,536	—	—	1,536

Gross profit	4,468	—	—	4,468

Operating expenses:
Sales and marketing	1,441	—	—	1,441
Product development	465	—	—	465
General and administrative expenses	1,439	—	1,212	2,651

Total operating expenses	3,345	—	1,212	4,557
Other income (expenses):
Interest and other income	30	—	6	36
Interest expense	(102)	—	—	(102)

Total other income (expenses)	(72)	—	6	(66)

Income (loss) before income taxes and discontinued operations	$1,051	$—	$(1,206)	$(155)

Income (loss) from discontinued operations, before income taxes	$—	$388	$(112)	$276

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.

(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Segment Information (continued)
(amounts in thousands)

Condensed Operating Data for the	Reis	Discontinued
Six Months Ended June 30, 2011	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$13,454	$—	$—	$13,454
Cost of sales of subscription revenue	3,073	—	—	3,073

Gross profit	10,381	—	—	10,381

Operating expenses:
Sales and marketing	3,333	—	—	3,333
Product development	988	—	—	988
General and administrative expenses	3,176	—	2,576	5,752

Total operating expenses	7,497	—	2,576	10,073
Other income (expenses):
Interest and other income	39	—	3	42
Interest expense	(150)	—	—	(150)

Total other income (expenses)	(111)	—	3	(108)

Income (loss) before income taxes and discontinued operations	$2,773	$—	$(2,573)	$200

Income from discontinued operations, before income taxes	$—	$1,252	$—	$1,252

Condensed Operating Data for the	Reis	Discontinued
Six Months Ended June 30, 2010	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$12,018	$—	$—	$12,018
Cost of sales of subscription revenue	2,999	—	—	2,999

Gross profit	9,019	—	—	9,019

Operating expenses:
Sales and marketing	2,991	—	—	2,991
Product development	934	—	—	934
General and administrative expenses	2,873	—	2,429	5,302

Total operating expenses	6,798	—	2,429	9,227
Other income (expenses):
Interest and other income	63	—	10	73
Interest expense	(222)	—	—	(222)

Total other income (expenses)	(159)	—	10	(149)

Income (loss) before income taxes and discontinued operations	$2,062	$—	$(2,419)	$(357)

Income (loss) from discontinued operations, before income taxes	$—	$511	$(270)	$241

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.

(B)	Includes interest and other income, depreciation and amortization expense and general and administrative expenses that have not been allocated to the operating segments.
Reis Services
See Note 1 for a description of Reis Services’s business and products at June 30, 2011.
No individual customer accounted for more than 4.8% and 2.5% of Reis Services’s revenues for the six months ended June 30, 2011 and 2010, respectively.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Segment Information (continued)
The balance of outstanding accounts receivable of Reis Services at June 30, 2011 and December 31, 2010, follows:

	June 30,	December 31,
	2011	2010

Accounts receivable	$3,974,000	$9,065,000
Allowance for doubtful accounts	(40,000)	(103,000)

Accounts receivable, net	$3,934,000	$8,962,000

Three subscribers accounted for an aggregate of approximately 33.0% of Reis Services’s accounts receivable at June 30, 2011, with the largest representing 18.4%. As of August 1, 2011, the Company had received payments of approximately $2,382,000, or 60.0% against the June 30, 2011 accounts receivable balance.
At June 30, 2011, no subscriber accounted for more than 5.9% of deferred revenue.
Discontinued Operations – Residential Development Activities
Income from discontinued operations is comprised of the following:
(amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue from sales of real estate	$1,800	$468	$1,800	$3,218
Cost of sales of real estate	(558)	(468)	(558)	(2,955)
Other income (expense), net	100	276	10	(22)

Income from discontinued operations before income tax	1,342	276	1,252	241
Income tax expense on discontinued operations	—	111	—	97

Income from discontinued operations, net of income tax expense	$1,342	$165	$1,252	$144

East Lyme
Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres (“East Lyme”).
The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. As a result of this transaction, the Company recorded a gain in the three and six months ended June 30, 2011 of approximately $1,242,000, which is included in income from discontinued operations. One home was sold during the three and six months ended June 30, 2010.
Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. Remediation would have been required prior to the development of those lots. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected in liabilities attributable to discontinued operations in the December 31, 2010 consolidated balance sheet. As a result of the sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability, which amount is included in the gain reported in the three and six months ended June 30, 2011, as referred to above.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Segment Information (continued)
Claverack
Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York, which was subdivided into 48 developable single family home lots. In February 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations. Net cash received at closing, after expenses, aggregated approximately $2,187,000. The remaining $450,000 of the purchase price was payable by the purchaser in February 2011 and had been secured by the outstanding road bond and a mortgage on the property. As a result of this transaction, the Company recorded a gain of approximately $263,000 in the first quarter of 2010, which is included in income from discontinued operations. In February 2011, the Company received cash of approximately $455,000 in full satisfaction of the mortgage note and accrued interest thereon.
Real Estate Contingencies
Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects, including those projects described above. Reis is, from time to time, exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. The impact of these claims to the Company has not been material to date. However, claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to Reis’s results of operations and financial condition.
4.	Restricted Cash and Investments
Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The balance of the restricted cash was approximately $215,000 and $214,000 at June 30, 2011 and December 31, 2010, respectively.
In addition, the Company had approximately $791,000 of deposits and escrows related to residential development activities at December 31, 2010, which amount was included in assets attributable to discontinued operations in the consolidated balance sheet at that date. As a result of the April 2011 sale of the East Lyme project, the balance of deposits and escrows related to residential development activities was released and converted to cash, and accordingly, there was no balance at June 30, 2011.
5.	Intangible Assets
The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30,	December 31,
	2011	2010

Database	$12,310,000	$11,395,000
Accumulated amortization	(8,551,000)	(7,374,000)

Database, net	3,759,000	4,021,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(3,967,000)	(3,470,000)

Customer relationships, net	10,133,000	10,630,000

Web site	5,737,000	5,173,000
Accumulated amortization	(3,247,000)	(2,941,000)

Web site, net	2,490,000	2,232,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,257,000)	(1,106,000)

Acquired below market lease, net	1,543,000	1,694,000

Intangible assets, net	$17,925,000	$18,577,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Intangible Assets (continued)
The Company capitalized approximately $464,000 and $337,000 during the three months ended June 30, 2011 and 2010, respectively, and $915,000 and $566,000 during the six months ended June 30, 2011 and 2010, respectively, to the database intangible asset. The Company capitalized approximately $406,000 and $337,000 during the three months ended June 30, 2011 and 2010, respectively, and $750,000 and $585,000 during the six months ended June 30, 2011 and 2010, respectively, to the web site intangible asset.
Amortization expense for intangible assets aggregated approximately $1,165,000 and $2,317,000 for the three and six months ended June 30, 2011, of which approximately $592,000 and $1,177,000 related to the database, which is charged to cost of sales, approximately $248,000 and $497,000 related to customer relationships, which is charged to sales and marketing expense, approximately $249,000 and $491,000 related to web site development, which is charged to product development expense, and approximately $75,000 and $151,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,124,000 and $2,267,000 for the three and six months ended June 30, 2010, of which approximately $573,000 and $1,155,000 related to the database, approximately $250,000 and $501,000 related to customer relationships, approximately $225,000 and $460,000 related to web site development, and approximately $76,000 and $151,000 related to the value ascribed to the below market terms of the office lease.
6.	Debt
At June 30, 2011 and December 31, 2010, the Company’s debt consisted of the following:

		Stated Interest Rate at	June 30,	December 31,
	Maturity Date	June 30, 2011	2011	2010

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$8,456,000	$11,222,000
Other Reis Services debt	Various	Fixed/Various	12,000	28,000

Total debt			$8,468,000	$11,250,000

Total assets of Reis Services as a security interest for the Bank Loan			$98,722,000	$102,259,000

Reis Services Bank Loan
In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The interest rate was LIBOR + 1.50% at June 30, 2011 and December 31, 2010 (LIBOR was 0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively).
Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis, which commenced on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012. At June 30, 2011 and December 31, 2010, the Company did not have the ability to borrow any additional amounts under the Bank Loan.
In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00. In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time. Although not required to do so, the Company made additional prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000), each of which was in excess of the minimum repayments due at such dates. All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity. No additional prepayments, in excess of minimum repayments, were made during the six months ended June 30, 2011.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
7. Income Taxes
The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Current state and local tax expense	$—	$—	$—	$—
Deferred Federal tax expense (benefit)	—	12,000	—	(36,000)
Deferred state and local tax expense (benefit)	—	3,000	—	(9,000)

Income tax expense (benefit), including taxes attributable to discontinued operations	—	15,000	—	(45,000)
Less income tax expense attributable to discontinued operations (A)	—	(111,000)	—	(97,000)

Income tax (benefit) (B)	$—	$(96,000)	$—	$(142,000)

(A)	Represents the impact of income taxes attributable to income from discontinued operations.

(B)	This amount reflects the tax (benefit) from continuing operations as reported on the consolidated statement of operations for the periods presented.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability was approximately $67,000 at June 30, 2011 and December 31, 2010, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to (1) the tax benefit of impairment charges before allowances at December 31, 2010, (2) net operating loss (“NOL”) carryforwards as they relate to deferred tax assets, (3) Federal alternative minimum tax (“AMT”) credit carryforwards as they relate to deferred tax assets, (4) stock based compensation and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.
A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $7,668,000 and $8,254,000 at June 30, 2011 and December 31, 2010, respectively, was necessary. The allowance at June 30, 2011 and December 31, 2010 relates primarily to AMT credits and existing and expected NOL carryforwards, and in 2010, the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The reduction in the allowance during the six months ended June 30, 2011 results from the realization of excess tax basis upon the sale of the East Lyme project, which was used to offset the Company’s pre-tax income.
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
During the six months ended June 30, 2011, the Company did not repurchase any shares of common stock; however, during the three and six months ended June 30, 2010, the Company purchased an aggregate of 3,440 and 28,941 shares of common stock, respectively, at an average price of $5.78 and $6.08 per share, respectively. From the inception of the share repurchase programs in December 2008 through December 2010, the Company purchased an aggregate of 838,076 shares of common stock at an average price of $4.77 per share, for an aggregate of $4,000,000. Cumulatively, the Company repurchased approximately 7.6% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

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
Option Awards
The following table presents option activity and other plan data for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	680,896	$8.73	473,620	$8.91
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	680,896	$8.73	473,620	$8.91

Options exercisable at end of period	364,896	$8.98	305,620	$8.49

Options exercisable which can be settled in cash	70,896	$4.81	88,620	$4.73

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
At June 30, 2011, the liability for option cancellations was approximately $363,000 based upon the difference in the closing stock price of the Company at June 30, 2011 of $9.93 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as liability awards at that date. At December 31, 2010, the liability for option cancellations was approximately $158,000 based upon the difference in the closing stock price of the Company at December 31, 2010 of $7.03 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as liability awards at that date. The Company recorded compensation expense of approximately $145,000 and $49,000 for the three months ended June 30, 2011 and 2010, respectively, and $206,000 and $14,000 for the six months ended June 30, 2011 and 2010, respectively, in general and administrative expenses in the statements of operations related to the respective changes in the amount of the liability for option cancellations.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Stock Plans and Other Incentives (continued)
RSU Awards
The following table presents the changes in RSUs outstanding for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended
	June 30,
	2011	2010

Outstanding at beginning of period	523,479	507,668
Granted	235,779	200,460
Common stock delivered (A)(B)	(174,495)	(272,226)
Forfeited	—	(1,800)

Outstanding at end of period	584,763	434,102

Intrinsic value at June 30, 2011 and 2010, respectively (C)	$5,807,000	$2,739,000

(A)
Includes 33,758 shares which were used to settle minimum employee withholding tax obligations for 14 employees of approximately $251,000 in the first quarter of 2011 and 9,054 shares which were used to settle minimum employee withholding tax obligations for two employees of approximately $90,000 in the second quarter of 2011. A net of 15,945 and 131,683 shares of common stock were delivered in the three and six months ended June 30, 2011, respectively.

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

(C)	For purposes of this calculation, the Company’s closing stock prices were $9.93 and $6.31 per share on June 30, 2011 and 2010, respectively.
In March 2011, an aggregate of 214,135 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $7.41 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February 2010, an aggregate of 185,500 RSUs were granted to employees which vest one-third a year over three years and have a grant date fair value of $5.97 per RSU (which was determined based on the closing price of the Company’s common stock on the applicable date of grant). The awards granted in 2011 and 2010 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.
During the six months ended June 30, 2011, an aggregate of 21,644 RSUs were granted to non-employee directors (with an average grant date fair value of $7.44 per RSU) related to the equity component of their compensation for the three months ended December 31, 2010 and March 31, 2011. During the six months ended June 30, 2010, an aggregate of 15,460 RSUs were granted to non-employee directors (with an average grant date fair value of $5.95 per RSU) related to the equity component of their compensation for the three months ended December 31, 2009 and March 31, 2010. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.
Option and RSU Expense Information
The Company recorded non-cash compensation expense of approximately $530,000 and $369,000, including approximately $77,000 and $50,000 related to non-employee director equity compensation, for the three months ended June 30, 2011 and 2010, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations. For the six months ended June 30, 2011 and 2010, the Company recorded non-cash compensation expense of approximately $1,015,000 and $771,000, respectively, including approximately $157,000 and $96,000, respectively, related to non-employee director equity compensation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic per share calculation:
Income (loss) from continuing operations for basic calculation	$100,629	$(57,697)	$200,158	$(214,229)
Income from discontinued operations, net of income tax expense	1,341,980	164,094	1,252,250	143,556

Net income (loss) for basic calculation	$1,442,609	$106,397	$1,452,408	$(70,673)

Numerator for diluted per share calculation
Income (loss) from continuing operations	$100,629	$(57,697)	$200,158	$(214,229)
Adjustments to income (loss) from continuing operations for the income statement impact of dilutive securities	—	—	—	—

Income (loss) from continuing operations for dilution calculation	100,629	(57,697)	200,158	(214,229)
Income from discontinued operations, net of income tax expense	1,341,980	164,094	1,252,250	143,556

Net income (loss) for dilution calculation	$1,442,609	$106,397	$1,452,408	$(70,673)

Denominator:
Weighted average common shares – basic	10,587,923	10,495,194	10,558,694	10,458,178
Effect of dilutive securities:
RSUs	319,522	—	267,557	—
Stock options	6,831	—	—	—

Weighted average common shares – diluted	10,914,276	10,495,194	10,826,251	10,458,178

Per common share amounts – basic:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.02)
Income from discontinued operations	0.13	0.02	0.12	0.01

Net income (loss)	$0.14	$0.01	$0.14	$(0.01)

Per common share amounts – diluted:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.02)
Income from discontinued operations	0.12	0.02	0.11	0.01

Net income (loss)	$0.13	$0.01	$0.13	$(0.01)

Potentially dilutive securities include all stock based awards. For the three and six months ended June 30, 2011 and 2010, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.
11.	Fair Value of Financial Instruments
At June 30, 2011 and December 31, 2010, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at June 30, 2011 and December 31, 2010. Other than capital leases, all of the Company’s debt at June 30, 2011 and December 31, 2010 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $8,279,000 and $10,905,000 at June 30, 2011 and December 31, 2010, respectively, which is lower than the recorded amounts of $8,456,000 and $11,222,000 at June 30, 2011 and December 31, 2010, respectively. The estimated fair value reflects the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. See Note 6 for more information about the Company’s debt.

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

Proprietary Databases
Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office and industrial sectors. On an ongoing basis, Reis conducts telephone surveys with building owners, leasing agents and managers to obtain key building performance statistics including, among others, occupancy rates, rents, rent discounts, free rent allowances, tenant improvement allowances, lease terms and operating expenses. In addition to its primary telephone surveys, Reis processes multiple other sources of data on commercial real estate including: public filings databases, tax assessor records, deed transfers, planning boards, and numerous local, regional and national publications and commercial real estate websites. Using proprietary statistical techniques, Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and city (market) levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties, and if any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets covered by Reis for each of four types of commercial real estate at June 30, 2011:

Number of metropolitan markets:
Apartment	200
Retail	170
Office	132
Industrial	44
At June 30, 2011, these metropolitan markets are further sub-divided into over 1,800 competitive submarkets based on property type.
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
Reis also maintains a sales comparables database containing transactions in 204 of our covered markets. The database captures key information on each transaction such as buyer, seller, purchase price, capitalization rate and financing details, where available. Prior to March 31, 2011, this database included transactions valued at $2,000,000 or greater. Beginning in April 2011, we have expanded the coverage to include transactions valued at greater than $250,000 in our covered markets, with four years of history. Additionally, during March 2011, we added hotel transactions to our sales comparables coverage. This is a new property type in our database.
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
Cost of Service
Reis’s data is made available in five primary ways: (1) annual and multi-year subscriptions to Reis SE, (2) capped subscriptions allowing subscribers to download a limited retail value of reports, (3) online single report credit card purchases, (4) custom data requests and (5) monthly subscriptions to ReisReports, charged to a credit card. Annual subscription fees for Reis SE range from $1,000 to over $1,000,000 depending upon the subscriber’s line of business, and the combination of markets, property types and reports subscribed to, for which the subscriber is typically allowed to download an unlimited number of reports over a twelve month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a twelve month period. Sales of individual reports typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis. Renewals are negotiated in advance of the expiration of an existing contract. Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption. The monthly fee for ReisReports is currently $75 or $125 depending on the package chosen by the subscriber.
Other Reis Services Information
For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 11, 2011.
Discontinued Operations – Residential Development Activities
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
Selected Significant Accounting Policies
For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 2 of the consolidated financial statements included in this filing.
Discontinued Operations
The Company has determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.
Critical Business Metrics of the Reis Services Business
Management considers certain metrics in evaluating the performance of the Reis Services business. These metrics are revenue, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) and EBITDA margin. Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of income (loss) from continuing operations to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here, see below).

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	June 30,			Percentage
	2011	2010	Increase	Increase

Revenue	$6,837	$6,004	$833	13.9%
EBITDA	$2,748	$2,330	$418	17.9%
EBITDA margin	40.2%	38.8%

	For the Six Months Ended
	June 30,			Percentage
	2011	2010	Increase	Increase

Revenue	$13,454	$12,018	$1,436	11.9%
EBITDA	$5,367	$4,656	$711	15.3%
EBITDA margin	39.9%	38.7%

	For the Three Months Ended
	June 30,	March 31,		Percentage
	2011	2011	Increase	Increase

Revenue	$6,837	$6,617	$220	3.3%
EBITDA	$2,748	$2,619	$129	4.9%
EBITDA margin	40.2%	39.6%
Reis Services’s revenue for the three months ended June 30, 2011 of $6,837,000 is the highest quarterly amount in the Company’s history, achieved for the second consecutive quarter. An improved sales environment has supported gains in renewal rates and strong new business. Reis Services’s revenue increased by approximately $833,000, or 13.9%, from the second quarter of 2010 to the second quarter of 2011. This revenue increase over the corresponding prior quarterly period is the fifth consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $220,000, or 3.3%, from the first quarter of 2011 to the second quarter of 2011. For the six months ended June 30, 2011, Reis Services’s revenue was approximately $13,454,000, an increase of approximately $1,436,000, or 11.9%, from the six months ended June 30, 2010. These revenue increases reflect (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate improved to 92% at June 30, 2011 as compared to 88% for the trailing twelve months ended June 30, 2010, (2) additional new business, (3) sales from ReisReports and (4) the cumulative impact of the strength of contract signings from the third and fourth quarters of 2010 and into 2011.
As noted above, our overall trailing twelve month renewal rates improved from 88% at June 30, 2010 to 92% at June 30, 2011 and, for institutional subscribers, the renewal rates improved from 90% at June 30, 2010 to 95% at June 30, 2011. The fourth quarter and full year of 2010 were record periods for the Company for total contracts signed (based upon the value of annual contracts executed in those periods for both new and renewal business). The renewal rate improvements, coupled with new business from both existing and new subscribers, allowed revenue to stabilize in the first nine months of 2010 as older prior year contracts rolled out of the revenue base and a higher percentage of expiring contracts were renewed. The level of contract signings in 2010, and specifically in the fourth quarter of 2010, resulted in the revenue growth recorded during the fourth quarter of 2010 and continuing into the first six months of 2011.
Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. It took over four quarters to realize the full impact of contract declines on revenue in late 2008 and into 2009. These older, lower value contracts are rolling and being replaced by renewals with more favorable pricing over a similar time period. This trend is evidenced by our 2010 quarterly revenue, as each of the first three quarters reported stable revenue at slightly over $6,000,000, followed by growth in the fourth quarter of 2010 to $6,167,000 and again to $6,617,000 and $6,837,000 in the first and second quarters of 2011, respectively.
Our contract pricing model is based on actual and projected report consumption; we believe it is generally not as susceptible to economic downturns and personnel reductions at our subscribers as a model based upon individual user licenses. We generally impose contractual restrictions limiting our immediate exposure (during existing contract terms) to revenue reductions due to mergers and consolidations. However, we have been, and we may in the future be, impacted by consolidation among our subscribers and potential subscribers, or in the event that subscribers enter bankruptcy or otherwise go out of business. As budget constraints and economic pressures moderated, there has been an overall positive impact on revenue stabilization and growth. These impacts can be seen in the reported results for 2011 in excess of 2010 revenue and the growth on a consecutive quarter basis from the third quarter to fourth quarter 2010, which continued into the first and second quarters of 2011.
Two additional metrics management believes are critical in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2011 and 2010, respectively. A comparison of these balances at June 30 of each year is more meaningful than a comparison to the December 31, 2010 balances, as a greater percentage of renewals occur in the fourth quarter of each year.

	June 30,			Percentage
	2011	2010	Increase	Increase

Deferred revenue (GAAP basis)	$12,278,000	$10,196,000	$2,082,000	20.4%
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	12,398,000	9,079,000	3,319,000	36.6%

Aggregate Revenue Under Contract (B)	$24,676,000	$19,275,000	$5,401,000	28.0%

(A)
Amounts are billable in the twelve month period subsequent to June 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

(B)
Included in Aggregate Revenue Under Contract at June 30, 2011 was approximately $18,319,000 related to amounts under contract for the forward twelve month period through June 30, 2012. The remainder reflects amounts under contract beyond June 30, 2012. Included in Aggregate Revenue Under Contract at June 30, 2010 was approximately $14,499,000 related to amounts under contract at that date for the twelve month period July 1, 2010 to June 30, 2011. The twelve month figure as of June 30, 2011 represents a 26.3% increase over the twelve month figure as of June 30, 2010.

The increases in both deferred revenue and Aggregate Revenue Under Contract are the result of an improved sales environment for renewals, increased new business, as described above in the revenue discussion, and the signing of more multi-year contracts during the twelve months ended June 30, 2011 as compared to the June 30, 2010 trailing twelve month period.
EBITDA for the three months ended June 30, 2011 was $2,748,000, an increase of $418,000, or 17.9%, over the second quarter 2010 amount. On a consecutive quarter basis, EBITDA increased $129,000, or 4.9%, in the second quarter 2011 over the first quarter 2011. EBITDA for the six months ended June 30, 2011 was $5,367,000, an increase of $711,000, or 15.3%, over the corresponding 2010 period. These increases are directly impacted by the increases in revenue as described above while maintaining EBITDA margins in the 39% to 40% range.
Reconciliations of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income (loss) from continuing operations, operating income (loss), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income (loss) from continuing operations, follow for each identified period:
(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and
Adjusted EBITDA for the Three Months Ended June 30, 2011	Reis Services	Other	Consolidated

Income from continuing operations			$100
Income tax expense			—

Income (loss) before income taxes	$1,448	$(1,348)	100
Add back:
Depreciation and amortization expense	1,249	—	1,249
Interest expense (income), net	51	(2)	49

EBITDA	2,748	(1,350)	1,398
Add back:
Stock based compensation expense, net	—	675	675

Adjusted EBITDA	$2,748	$(675)	$2,073

Reconciliation of Income from Continuing Operations to EBITDA and
Adjusted EBITDA for the Six Months Ended June 30, 2011	Reis Services	Other	Consolidated

Income from continuing operations			$200
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$2,773	$(2,573)	200
Add back:
Depreciation and amortization expense	2,483	1	2,484
Interest expense, net	111	(3)	108

EBITDA	5,367	(2,575)	2,792
Add back:
Stock based compensation expense, net	—	1,221	1,221

Adjusted EBITDA	$5,367	$(1,354)	$4,013

(amounts in thousands)

Reconciliation of (Loss) from Continuing Operations to EBITDA and
Adjusted EBITDA for the Three Months Ended June 30, 2010	Reis Services	Other	Consolidated

(Loss) from continuing operations			$(59)
Income tax (benefit)			(96)

Income (loss) before income taxes	$1,051	$(1,206)	(155)
Add back:
Depreciation and amortization expense	1,207	—	1,207
Interest expense (income), net	72	(6)	66

EBITDA	2,330	(1,212)	1,118
Add back:
Stock based compensation expense, net	—	418	418

Adjusted EBITDA	$2,330	$(794)	$1,536

Reconciliation of (Loss) from Continuing Operations to EBITDA and
Adjusted EBITDA for the Six Months Ended June 30, 2010	Reis Services	Other	Consolidated

(Loss) from continuing operations			$(215)
Income tax (benefit)			(142)

Income (loss) before income taxes	$2,062	$(2,419)	(357)
Add back:
Depreciation and amortization expense	2,435	3	2,438
Interest expense (income), net	159	(10)	149

EBITDA	4,656	(2,426)	2,230
Add back:
Stock based compensation expense, net	—	785	785

Adjusted EBITDA	$4,656	$(1,641)	$3,015

Reconciliation of Income from Continuing Operations to EBITDA and
Adjusted EBITDA for the Three Months Ended March 31, 2011	Reis Services	Other	Consolidated

Income from continuing operations			$100
Income tax expense			—

Income (loss) before income taxes	$1,325	$(1,225)	100
Add back:
Depreciation and amortization expense	1,234	1	1,235
Interest expense (income), net	60	(1)	59

EBITDA	2,619	(1,225)	1,394
Add back:
Stock based compensation expense, net	—	546	546

Adjusted EBITDA	$2,619	$(679)	$1,940

Results of Operations
Comparison of the Results of Operations for the Three Months Ended June 30, 2011 and 2010
Subscription revenues and related cost of sales were approximately $6,837,000 and $1,523,000, respectively, for the three months ended June 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $5,314,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $592,000 during this period. Subscription revenues and related cost of sales were approximately $6,004,000 and $1,536,000, respectively, for the three months ended June 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $4,468,000. Amortization expense included in cost of sales was approximately $573,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment.
Sales and marketing expenses were approximately $1,681,000 and $1,441,000 for the three months ended June 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses

(for the customer relationships intangible asset) was approximately $248,000 and $250,000 during the three months ended June 30, 2011 and 2010, respectively. The expense increase for sales and marketing expenses between the two periods of approximately $240,000 generally reflects increased commissions, from higher sales in the 2011 period, and employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period.
Product development expenses were approximately $507,000 and $465,000 for the three months ended June 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $249,000 and $225,000 during the three months ended June 30, 2011 and 2010, respectively. Product development costs increased $42,000, primarily due to a net increase in amortization expense from web site costs capitalized and amortization expense commencing in the period for the ReisReports website and other significant product introductions and improvements in 2010 and 2011, in excess of Merger related purchase price allocations becoming fully amortized in 2010, coupled with cost increases from other new product initiatives.
General and administrative expenses of $2,977,000 for the three months ended June 30, 2011 include current period expenses of $2,142,000, depreciation and amortization expense of $160,000 for lease value and furniture, fixtures and equipment, and approximately $675,000 of non-cash compensation expense. The non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $530,000 and by an approximate $145,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.89 per share at March 31, 2011 to $9.93 per share at June 30, 2011. General and administrative expenses of $2,651,000 for the three months ended June 30, 2010 includes current period expenses of $2,054,000, depreciation and amortization expense of $179,000 for lease value and furniture, fixtures and equipment, and approximately $418,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $369,000 and an approximate $49,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $5.76 per share at March 31, 2010 to $6.31 per share at June 30, 2010. Excluding the non-cash items, the increase in general and administrative expenses of $88,000 is a result of higher benefit costs and compensation increases over the 2010 period.
Interest expense of $72,000 for the three months ended June 30, 2011 primarily includes interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan. Interest expense of $102,000 for the three months ended June 30, 2010 includes interest and cost amortization on the Bank Loan of $100,000 and interest from other debt of $2,000. The lower expense in 2011 is the result of lower outstanding balances in the 2011 period.
The income tax benefit from continuing operations during the three months ended June 30, 2010 of $96,000 reflects a deferred Federal benefit of $77,000 and a deferred state tax benefit of $19,000 as a result of a pre-tax loss from continuing operations in the period. No provision was recorded by the Company in 2011 as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.
Income from discontinued operations, net of income tax expense, was approximately $1,342,000 and $165,000 during the three months ended June 30, 2011 and 2010, respectively. The 2011 amount primarily includes the sale of the East Lyme project in a bulk transaction in April 2011 for a gain of $1,242,000 and net other income of $100,000. The 2010 income from discontinued operations, primarily reflects the sale of one home at East Lyme in May 2010 and the reversal of certain employment related contractual obligations for amounts less than prior period accruals, partially offset by operating expenses and related general and administrative expenses and a $111,000 tax provision.
Comparison of the Results of Operations for the Six Months Ended June 30, 2011 and 2010
Subscription revenues and related cost of sales were approximately $13,454,000 and $3,073,000, respectively, for the six months ended June 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $10,381,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,177,000 during this period. Subscription revenues and related cost of sales were approximately $12,018,000 and $2,999,000, respectively, for the six months ended June 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $9,019,000. Amortization expense included in cost of sales was approximately $1,155,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $74,000 is primarily a result of employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period and an increase in bad debt expense over the prior period.

Sales and marketing expenses were approximately $3,333,000 and $2,991,000 for the six months ended June 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $497,000 and $501,000 during the six months ended June 30, 2011 and 2010, respectively. The expense increase for sales and marketing expenses between the two periods of approximately $342,000 generally reflects increased commissions, from higher sales in the 2011 period, and employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period.
Product development expenses were approximately $988,000 and $934,000 for the six months ended June 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $491,000 and $460,000 during the six months ended June 30, 2011 and 2010, respectively. Product development costs increased $54,000, primarily due to a net increase in amortization expense from web site costs capitalized and amortization expense commencing in the period for the ReisReports website and other significant product introductions and improvements in 2010 and 2011, in excess of Merger related purchase price allocations becoming fully amortized in 2010, coupled with cost increases from other new product initiatives.
General and administrative expenses of $5,752,000 for the six months ended June 30, 2011 include current period expenses of $4,212,000, depreciation and amortization expense of $319,000 for lease value and furniture, fixtures and equipment, and approximately $1,221,000 of non-cash compensation expense. The non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,015,000 and by an approximate $206,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $9.93 per share at June 30, 2011. General and administrative expenses of $5,302,000 for the six months ended June 30, 2010 includes current period expenses of $4,171,000, depreciation and amortization expense of $346,000 for lease value and furniture, fixtures and equipment, and approximately $785,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $771,000 and by an approximate $14,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $6.31 per share at June 30, 2010. Excluding the non-cash items, the increase in general and administrative expenses of $41,000 is a result of higher benefit costs and compensation increases over the 2010 period.
Interest expense of $150,000 for the six months ended June 30, 2011 includes interest and cost amortization on the Bank Loan, of $149,000 and interest from other debt of $1,000. Interest expense of $222,000 for the six months ended June 30, 2010 includes interest and cost amortization on the Bank Loan of $215,000 and interest from other debt of $7,000. The lower expense in 2011 is the result of lower outstanding balances in the 2011 period.
The income tax benefit from continuing operations during the six months ended June 30, 2010 of $142,000 reflects a deferred Federal benefit of $114,000 and a deferred state tax benefit of $28,000 as a result of the pre-tax loss from continuing operations in the first six months of 2010. No provision was recorded by the Company in 2011 as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.
Income from discontinued operations, net of income tax expense, was approximately $1,252,000 and $144,000 during the six months ended June 30, 2011 and 2010, respectively. The 2011 amount includes the sale of the East Lyme project in a bulk transaction in April 2011 for a gain of $1,242,000 and net other income of $10,000. The 2010 income from discontinued operations primarily reflects the sale of the Claverack project in a bulk transaction in February 2010 for a gain of $263,000, the sale of one home at East Lyme in May 2010 and the reversal of certain employment related contractual obligations for amounts less than prior period accruals, offset by operating expenses and related general and administrative expenses and a $97,000 tax provision.
Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability was approximately $67,000 at June 30, 2011 and December 31, 2010, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to (1) the tax benefit of impairment charges before allowances at December 31, 2010, (2) net operating loss, or NOL, carryforwards as they relate to deferred tax assets, (3) Federal alternative minimum tax (“AMT”) credit carryforwards as they relate to deferred tax assets, (4) stock based compensation and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as they related to deferred tax liabilities.

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $7,668,000 and $8,254,000 at June 30, 2011 and December 31, 2010, respectively, was necessary. The allowance at June 30, 2011 and December 31, 2010 relates primarily to AMT credits and existing and expected NOL carryforwards, and in 2010, the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The reduction in the allowance during the six months ended June 30, 2011 results from the realization of excess tax basis upon the sale of the East Lyme project, which was used to offset the Company’s pre-tax income.
Liquidity and Capital Resources
Cash and cash equivalents aggregated approximately $23,285,000 at June 30, 2011, including approximately $18,144,000 in the Reis Services segment. Management considers such amounts to be adequate and expects its cash balances to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms at both the Reis Services segment and on a consolidated basis. At June 30, 2011, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive (defined as cash and cash equivalents, minus total debt) by approximately $14,817,000 and $9,676,000, respectively. At December 31, 2010, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive by approximately $8,914,000 and $4,662,000, respectively. Net cash at the Reis Services level grew by approximately $5,014,000 from December 31, 2010 to June 30, 2011 (of which $2,037,000 was generated in the second quarter of 2011), which management believes is a strong indicator of the cash generation power of our business model.
At June 30, 2011, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (comprised of scheduled principal payments of approximately $6,559,000 on the Bank Loan, payable by June 30, 2012); operating and capital leases; remaining warranty costs and insurance deductibles related to real estate construction from our discontinued operations; other capital expenditures; and the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $363,000 at June 30, 2011 based upon the closing stock price of the Company at June 30, 2011 of $9.93 per share). The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services. The Company expects that in the short term, it will be able to utilize its NOLs and that taxes to be paid will be for alternative state and local taxes, and possibly AMT, but not for Federal income taxes.
The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web site and databases; the non-current portion of long-term debt; operating leases and other capital expenditures; remaining warranty costs and insurance deductibles related to real estate construction from our discontinued operations; and possibly, repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services. The Company has NOLs that it expects to be able to use in the next few years against future taxable income for Federal, state and local tax purposes (to the extent that taxable income is generated). Tax payments during the next few years are expected to be for alternative state and local taxes and AMT, but not for Federal income taxes.
Reis Services Bank Loan
In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The balance of the Bank Loan was $8,456,000 and $11,222,000 at June 30, 2011 and December 31, 2010, respectively. The interest rate was LIBOR + 1.50% at June 30, 2011 and December 31, 2010 (LIBOR was 0.19% and 0.26% at June 30, 2011 and December 31, 2010, respectively).
Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis, which commenced on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012. At June 30, 2011 and December 31, 2010, the Company did not have the ability to borrow any additional amounts under the Bank Loan.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00. In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time. Although not required to do so, the Company made additional prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000), each of which was in excess of the minimum repayments due at such dates. All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity. No additional prepayments, in excess of minimum repayments, were made during the six months ended June 30, 2011.
Discontinued Operations Impact on Liquidity
Cash flows from discontinued operations during 2010 and in the six months ended June 30, 2011 were primarily related to the sales of assets and the operating costs and related expenses through the dates of sales. Cash flows from discontinued operations were included in the consolidated statement of cash flows in the operating activities section in accordance with the applicable accounting literature. Future cash flows will be limited to the settlement of liabilities and real estate contingencies as described below.
East Lyme
Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres, which we refer to as East Lyme.
The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. As a result of this transaction, the Company recorded a gain in the three and six months ended June 30, 2011 of approximately $1,242,000, which is included in income from discontinued operations. One home was sold during the three and six months ended June 30, 2010.
Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. Remediation would have been required prior to the development of those lots. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected as a liability in the December 31, 2010 consolidated balance sheet. As a result of the sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability, which amount is included in the gain reported in the three and six months ended June 30, 2011, as referred to above.
Claverack
Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York, which was subdivided into 48 developable single family home lots. In February 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations. Net cash received at closing, after expenses, aggregated approximately $2,187,000. The remaining $450,000 of the purchase price was payable by the purchaser in February 2011 and had been secured by the outstanding road bond and a mortgage on the property. As a result of this transaction, the Company recorded a gain of approximately $263,000 in the first quarter of 2010, which is included in income from discontinued operations. In February 2011, the Company received cash of approximately $455,000 in full satisfaction of the mortgage note and accrued interest thereon.
Real Estate Contingencies
Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects, including those projects described above. Reis is, from time to time, exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. The impact of these claims to the Company has not been material to date. However, claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to Reis’s results of operations and financial condition.

The Effects of Inflation/Declining Prices and Trends
Reis Services
The Company monitors commercial real estate industry and market trends to determine their potential impact on its products and product development initiatives. The volatility and uncertainty in the U.S. and global economy in 2008 and 2009, including the credit markets and real estate markets, negatively affected renewal rates, with the greatest impact on the Company between the beginning of the fourth quarter of 2008 and continuing through June 30, 2009. Because of budget constraints at certain subscribers and potential subscribers, the effective shutdown of the CMBS markets and the flurry of mergers and bankruptcies of financial institutions in the fall of 2008 (some of which were subscribers of the Company), the Company was negatively impacted as exhibited by our revenue reductions throughout 2009. However, in 2010, we experienced a positive trend of revenue growth as the second, third, and fourth quarters of 2010 had revenue growth as compared to the corresponding quarters of 2009, and 2010 revenue exceeded 2009 revenue on an annual basis. This trend continued into 2011 with revenue growing to $6,617,000 for the first quarter, and to $6,837,000 for the second quarter. Our overall annual renewal rate is 92% for the trailing twelve months ended June 30, 2011, an improvement from 88% for the trailing twelve months ended June 30, 2010. This positive trend in renewal rates will continue to be reflected in future quarterly revenues. The fourth quarter and full year of 2010 were record periods for the Company for total contracts signed (based upon the value of annual subscriptions executed in those periods for both new and renewal business). The fourth quarter of 2010 also represented the best quarter for new business, based upon the value of annual subscriptions executed in that period and the 2010 annual period was the second best annual period for total contracts signed (trailing only the 2007 annual period). The level of contract signings in 2010, and specifically in the fourth quarter of 2010, resulted in revenue growth in the fourth quarter of 2010 and in the first and second quarters of 2011, over the corresponding prior year quarter and on a consecutive quarter basis. There can be no assurance that the increases in the trailing twelve month renewal rates experienced from the middle of 2009 through June 30, 2011 will further improve or continue and that new or renewal business will continue to grow in the future.
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
Changes in Cash Flows
Comparison of Cash Flows for the Six Months Ended June 30, 2011 and 2010
Cash flows for the six months ended June 30, 2011 and 2010 are summarized as follows:

	For the Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$8,005,640	$5,205,868
Net cash (used in) investing activities	(1,852,355)	(1,171,099)
Net cash (used in) financing activities	(3,032,334)	(5,789,092)

Net increase (decrease) in cash and cash equivalents	$3,120,951	$(1,754,323)

Cash flows provided by operating activities increased $2,800,000 from $5,206,000 provided in the 2010 period to $8,006,000 provided in the 2011 period. The increase resulted from (1) cash flows from operating activities of the Reis Services segment of $1,411,000 from $5,454,000 provided in the 2010 period to $6,865,000 provided in the 2011 period, primarily due to increased collections in the 2011 period (on a higher accounts receivable balance at December 31, 2010 than the December 31, 2009 amount) and (2) cash from the sale proceeds of the East Lyme property, mortgage note receivable repayment and escrow releases in 2011 in excess of the 2010 real estate sales activities.
Cash flows used in investing activities increased $681,000 from $1,171,000 used in the 2010 period to $1,852,000 used in the 2011 period. This change primarily resulted from an increase of $514,000 for cash used in the 2011 period as compared to the 2010 period for web site and database development costs from continuing product development and enhancement initiatives and $157,000 of furniture, fixture and equipment additions in 2011 in excess of 2010 additions.

Cash flows used in financing activities decreased $2,757,000 from $5,789,000 used in the 2010 period to $3,032,000 used in the 2011 period. During the 2010 period, $5,274,000 was repaid on the Bank Loan whereas $2,766,000 was repaid in the 2011 period. In the 2010 period, the Company repurchased 28,941 shares of its outstanding common stock for approximately $176,000; with no repurchase in the 2011 period. Other debt repayments in the 2010 period exceeded the payments in the 2011 period by $114,000. Payments for restricted stock unit settlements were approximately $251,000 and $210,000 in the 2011 and 2010 periods, respectively.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company’s primary market risk exposure has been to changes in interest rates. This risk is generally managed by limiting the Company’s financing exposures, to the extent possible, by purchasing interest rate caps when and if deemed appropriate.
At June 30, 2011, the Company’s only exposure to interest rates was variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at June 30, 2011:

(amounts in thousands)	Balance at	LIBOR at	Additional
	June 30,	June 30,	Interest
	2011	2011	Incurred

Variable rate debt:
Bank Loan	$8,456	0.19%	$85 (A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.
Although the interest rate cap expired at June 30, 2010, our interest rate exposure on the Bank Loan will continue to diminish significantly as a result of continuing scheduled principal repayments during 2011 and through maturity at September 30, 2012.
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
Item 4. Controls and Procedures.
As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2011 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the three and six months ended June 30, 2011, the Company did not repurchase any shares of common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibits filed with this Form 10-Q:

Exhibit
No.	Description
10.1	Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Amended Current Report on Form 8-K/A filed on June 9, 2011).
10.2	Form of Employee Restricted Stock Unit Agreement Under Amended and Restricted Reis, Inc. 2011 Omnibus Incentive Plan.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.
By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: August 4, 2011