Form 10-Q
period 2011-09-30
Reis, Inc.
filed 2011-11-03
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
     The number of the Registrant’s shares of common stock outstanding was 10,556,570 as of November 1, 2011.

Part I. Financial Information
Item 1. Financial Statements.
REIS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$22,267,925	$20,163,787
Restricted cash and investments	215,190	214,298
Accounts receivable, net	4,489,892	8,961,623
Prepaid and other assets	443,937	384,384
Assets attributable to discontinued operations	—	2,438,240

Total current assets	27,416,944	32,162,332
Furniture, fixtures and equipment, net	945,938	958,505
Intangible assets, net of accumulated amortization of $18,198,744 and $14,891,406, respectively	17,625,641	18,576,606
Goodwill	54,824,648	54,824,648
Other assets	123,478	165,868

Total assets	$100,936,649	$106,687,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$7,073,703	$5,531,050
Current portion of other debt	6,055	27,851
Accrued expenses and other liabilities	2,770,188	2,818,496
Liability for option cancellations	287,483	157,744
Deferred revenue	12,368,132	15,446,248
Liabilities attributable to discontinued operations	845,753	1,963,530

Total current liabilities	23,351,314	25,944,919
Non-current portion of Bank Loan	—	5,690,940
Other long-term liabilities	686,656	693,092
Deferred tax liability, net	66,580	66,580

Total liabilities	24,104,550	32,395,531

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,562,570 and 10,472,010 shares issued and outstanding, respectively	211,251	209,440
Additional paid in capital	100,143,091	99,347,837
Retained earnings (deficit)	(23,522,243)	(25,264,849)

Total stockholders’ equity	76,832,099	74,292,428

Total liabilities and stockholders’ equity	$100,936,649	$106,687,959

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Subscription revenue	$6,747,585	$6,013,122	$20,201,463	$18,031,664
Cost of sales of subscription revenue	1,550,435	1,402,455	4,623,673	4,402,204

Gross profit	5,197,150	4,610,667	15,577,790	13,629,460

Operating expenses:
Sales and marketing	1,656,187	1,369,201	4,988,681	4,360,152
Product development	574,066	419,015	1,562,224	1,353,046
General and administrative expenses	2,632,106	2,560,233	8,384,599	7,861,733

Total operating expenses	4,862,359	4,348,449	14,935,504	13,574,931

Other income (expenses):
Interest and other income	19,321	28,132	61,646	101,400
Interest expense	(65,145)	(95,993)	(214,807)	(317,801)

Total other income (expenses)	(45,824)	(67,861)	(153,161)	(216,401)

Income (loss) before income taxes and discontinued operations	288,967	194,357	489,125	(161,872)
Income tax expense (benefit)	—	79,000	—	(63,000)

Income (loss) from continuing operations	288,967	115,357	489,125	(98,872)
Income (loss) from discontinued operations, net of income tax expense of $—, $—, $—, and $97,000, respectively	1,231	(319)	1,253,481	143,237

Net income	$290,198	$115,038	$1,742,606	$44,365

Per share amounts – basic:
Income (loss) from continuing operations	$0.03	$0.01	$0.05	$(0.01)

Net income	$0.03	$0.01	$0.16	$—

Per share amounts – diluted:
Income (loss) from continuing operations	$0.02	$0.01	$0.05	$(0.01)

Net income	$0.02	$0.01	$0.16	$—

Weighted average number of common shares outstanding:
Basic	10,599,031	10,594,443	10,572,288	10,504,098

Diluted	10,997,157	10,815,890	10,835,602	10,504,098

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2011	10,472,010	$209,440	$99,347,837	$(25,264,849)	$74,292,428

Shares issued for vested employees restricted stock units	133,809	2,676	(2,676)	—	—
Stock based compensation, net	—	—	1,185,454	—	1,185,454
Stock repurchases	(43,249)	(865)	(387,524)	—	(388,389)
Net income	—	—	—	1,742,606	1,742,606

Balance, September 30, 2011	10,562,570	$211,251	$100,143,091	$(23,522,243)	$76,832,099

See Notes to Consolidated Financial Statements

REIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
cash flows from operating activities:
Net income	$1,742,606	$44,365
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	—	34,000
Depreciation	254,624	277,818
Amortization of intangible assets	3,549,062	3,297,599
Stock based compensation charges	1,537,074	1,180,434
Changes in assets and liabilities:
Restricted cash and investments	790,293	52,771
Accounts receivable, net	4,471,731	1,948,854
Prepaid and other assets	332,647	52,792
Real estate assets	1,297,245	2,184,015
Accrued expenses and other liabilities	(1,172,521)	(1,170,109)
Liability for option cancellations	129,739	21,269
Deferred revenue	(3,078,116)	(1,917,878)

Net cash provided by operating activities	9,854,384	6,005,930

cash flows from investing activities:
Web site and database development costs	(2,598,097)	(1,885,204)
Furniture, fixtures and equipment additions	(242,057)	(43,879)
Furniture, fixtures and equipment disposition	—	9,906

Net cash (used in) investing activities	(2,840,154)	(1,919,177)

cash flows from financing activities:
Repayment of Bank Loan	(4,148,287)	(6,506,354)
Repayments on capitalized equipment leases	(21,796)	(158,998)
Payments for restricted stock units	(351,620)	(217,878)
Stock repurchases	(388,389)	(307,574)

Net cash (used in) financing activities	(4,910,092)	(7,190,804)

Net increase (decrease) in cash and cash equivalents	2,104,138	(3,104,051)
Cash and cash equivalents, beginning of period	20,163,787	22,735,240

Cash and cash equivalents, end of period	$22,267,925	$19,631,189

supplemental information:
Cash paid during the period for interest	$134,517	$237,637

Cash paid during the period for income taxes, net of refunds	$39,434	$26,071

supplemental schedule of non-cash investing and financing activities:
Shares issued for vested employees restricted stock units	$2,676	$4,801

Disposal of fully amortized intangible assets	$241,724

Disposal of fully depreciated furniture, fixtures and equipment	$45,988

Release of accrued remediation liability obligation upon sale of real estate	$1,000,000

Mortgage receivable on sale of real estate		$450,000

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution and flex/research & development properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011. The consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and consolidated statements of changes in cash flows for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of full year results.

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

Reclassification

Amounts in certain accounts, as presented in the consolidated financial statements and footnotes, have been reclassified to reflect discontinued operations. These reclassifications do not result in a change to the previously reported net income for any of the periods presented to conform to the current period presentation; however, the computation of the denominator for determining net income per common share on a fully diluted basis for the nine months ended September 30, 2010 is different than previously presented. This difference, in conformity with existing accounting literature for the computation of earnings per share, is based upon the utilization of a different number of diluted shares as dictated by the loss from continuing operations.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
3.	Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data	Reis	Discontinued
September 30, 2011	Services	Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,227	$—	$4,041	$22,268
Restricted cash and investments	215	—	—	215
Receivables, prepaid and other assets	4,777	—	157	4,934
Assets attributable to discontinued operations	—	—	—	—

Total current assets	23,219	—	4,198	27,417
Furniture, fixtures and equipment, net	901	—	45	946
Intangible assets, net	17,626	—	—	17,626
Goodwill	57,203	—	(2,378)	54,825
Other assets	123	—	—	123

Total assets	$99,072	$—	$1,865	$100,937

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$7,080	$—	$—	$7,080
Accrued expenses and other liabilities	1,837	—	1,221	3,058
Deferred revenue	12,368	—	—	12,368
Liabilities attributable to discontinued operations	—	846	—	846

Total current liabilities	21,285	846	1,221	23,352
Other long-term liabilities	687	—	—	687
Deferred tax liability, net	13,450	—	(13,384)	66

Total liabilities	35,422	846	(12,163)	24,105
Total stockholders’ equity	63,650	(846)	14,028	76,832

Total liabilities and stockholders’ equity	$99,072	$—	$1,865	$100,937

Condensed Balance Sheet Data	Reis	Discontinued
December 31, 2010	Services	Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,912	$21	$4,231	$20,164
Restricted cash and investments	214	—	—	214
Receivables, prepaid and other assets	9,230	—	116	9,346
Assets attributable to discontinued operations	—	2,438	—	2,438

Total current assets	25,356	2,459	4,347	32,162
Furniture, fixtures and equipment, net	957	—	1	958
Intangible assets, net	18,577	—	—	18,577
Goodwill	57,203	—	(2,378)	54,825
Other assets	166	—	—	166

Total assets	$102,259	$2,459	$1,970	$106,688

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,559	$—	$—	$5,559
Accrued expenses and other liabilities	1,900	—	1,077	2,977
Deferred revenue	15,446	—	—	15,446
Liabilities attributable to discontinued operations	—	1,964	—	1,964

Total current liabilities	22,905	1,964	1,077	25,946
Non-current portion of Bank Loan	5,691	—	—	5,691
Other long-term liabilities	693	—	—	693
Deferred tax liability, net	11,785	—	(11,719)	66

Total liabilities	41,074	1,964	(10,642)	32,396
Total stockholders’ equity	61,185	495	12,612	74,292

Total liabilities and stockholders’ equity	$102,259	$2,459	$1,970	$106,688

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the	Reis	Discontinued
Three Months Ended September 30, 2011	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$6,747	$—	$—	$6,747
Cost of sales of subscription revenue	1,550	—	—	1,550

Gross profit	5,197	—	—	5,197

Operating expenses:
Sales and marketing	1,656	—	—	1,656
Product development	574	—	—	574
General and administrative expenses	1,563	—	1,070	2,633

Total operating expenses	3,793	—	1,070	4,863
Other income (expenses):
Interest and other income	18	—	2	20
Interest expense	(65)	—	—	(65)

Total other income (expenses)	(47)	—	2	(45)

Income (loss) before income taxes and discontinued operations	$1,357	$—	$(1,068)	$289

Income from discontinued operations, before income taxes	$—	$1	$—	$1

Condensed Operating Data for the	Reis	Discontinued
Three Months Ended September 30, 2010	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$6,013	$—	$—	$6,013
Cost of sales of subscription revenue	1,403	—	—	1,403

Gross profit	4,610	—	—	4,610

Operating expenses:
Sales and marketing	1,369	—	—	1,369
Product development	419	—	—	419
General and administrative expenses	1,496	—	1,064	2,560

Total operating expenses	3,284	—	1,064	4,348
Other income (expenses):
Interest and other income	24	—	5	29
Interest expense	(96)	—	—	(96)

Total other income (expenses)	(72)	—	5	(67)

Income (loss) before income taxes and discontinued operations	$1,254	$—	$(1,059)	$195

Income (loss) from discontinued operations, before income taxes	$—	$1	$(2)	$(1)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the	Reis	Discontinued
Nine Months Ended September 30, 2011	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$20,201	$—	$—	$20,201
Cost of sales of subscription revenue	4,623	—	—	4,623

Gross profit	15,578	—	—	15,578

Operating expenses:
Sales and marketing	4,989	—	—	4,989
Product development	1,562	—	—	1,562
General and administrative expenses	4,739	—	3,646	8,385

Total operating expenses	11,290	—	3,646	14,936
Other income (expenses):
Interest and other income	57	—	5	62
Interest expense	(215)	—	—	(215)

Total other income (expenses)	(158)	—	5	(153)

Income (loss) before income taxes and discontinued operations	$4,130	$—	$(3,641)	$489

Income from discontinued operations, before income taxes	$—	$1,253	$—	$1,253

Condensed Operating Data for the	Reis	Discontinued
Nine Months Ended September 30, 2010	Services	Operations (A)	Other (B)	Consolidated

Subscription revenue	$18,031	$—	$—	$18,031
Cost of sales of subscription revenue	4,402	—	—	4,402

Gross profit	13,629	—	—	13,629

Operating expenses:
Sales and marketing	4,360	—	—	4,360
Product development	1,353	—	—	1,353
General and administrative expenses	4,369	—	3,493	7,862

Total operating expenses	10,082	—	3,493	13,575
Other income (expenses):
Interest and other income	87	—	15	102
Interest expense	(318)	—	—	(318)

Total other income (expenses)	(231)	—	15	(216)

Income (loss) before income taxes and discontinued operations	$3,316	$—	$(3,478)	$(162)

Income (loss) from discontinued operations, before income taxes	$—	$512	$(272)	$240

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.

(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.
Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2011.

No individual customer accounted for more than 4.9% and 2.5% of Reis Services’s revenues for the nine months ended September 30, 2011 and 2010, respectively.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Segment Information (continued)
The balance of outstanding accounts receivable of Reis Services at September 30, 2011 and December 31, 2010, follows:

	September 30,	December 31,
	2011	2010

Accounts receivable	$4,534,000	$9,065,000
Allowance for doubtful accounts	(44,000)	(103,000)

Accounts receivable, net	$4,490,000	$8,962,000

Eight subscribers accounted for an aggregate of approximately 40.8% of Reis Services’s accounts receivable at September 30, 2011, with the largest representing 13.0%. As of October 31, 2011, the Company had received payments of approximately $1,307,000, or 28.8%, against the September 30, 2011 accounts receivable balance.

At September 30, 2011, no subscriber accounted for more than 4.4% of deferred revenue.
Discontinued Operations – Residential Development Activities
Income (loss) from discontinued operations is comprised of the following:
(amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue from sales of real estate	$—	$160	$1,800	$3,378
Cost of sales of real estate	—	(96)	(558)	(3,051)
Other income (expense), net	1	(65)	11	(87)

Income (loss) from discontinued operations before income tax	1	(1)	1,253	240
Income tax expense on discontinued operations	—	—	—	97

Income (loss) from discontinued operations, net of income tax expense	$1	$(1)	$1,253	$143

East Lyme

Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres (“East Lyme”).

The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. As a result of this transaction, the Company recorded a gain in the second quarter of 2011 of approximately $1,242,000, which is included in income from discontinued operations. The Company sold two lots during the three months ended September 30, 2010 and sold two lots and one home during the nine months ended September 30, 2010.

Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. Remediation would have been required prior to the development of those lots. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected in liabilities attributable to discontinued operations in the December 31, 2010 consolidated balance sheet. As a result of the sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability, which amount is included in the gain reported in the second quarter of 2011, as referred to above.

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

Real Estate Contingencies

Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects, including those projects described above. Reis is, from time to time, exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. The impact of these claims on the Company has not been material to date. However, claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

In October 2010, the homeowners’ association at the Company’s former Gold Peak condominium project (located outside of Denver, Colorado), brought suit against the Company, two of its subsidiaries, and other contractors and individuals alleging design and construction defects. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19 million. Trial is scheduled for February 2012. In connection with the development of Gold Peak, the Company purchased a commercial general liability “wrap” insurance policy covering the Company, the general contractor and the subcontractors. The Company is taking action to ensure that all applicable insurance policies maintained by co-defendants or others are brought into the case. The Company believes that it and its co-defendants have valid defenses to some or all of the plaintiff’s allegations, that insurance (subject to limited self insurance retainage/deductibles (“SIRs”)) will cover some or all of any eventual settlement or judgment, and that the defendants other than the Company will likely be liable for some or all of any remaining settlement judgment amount.

At this time, based on advice of counsel and the Company’s experience with similar prior actions, the low end of the expected range of exposure is believed to be equal to the amount of the Company’s SIRs plus other costs. Accordingly, the Company is maintaining a reserve of approximately $280,000, which liability is included in liabilities attributable to discontinued operations on the September 30, 2011 balance sheet. Although the Company does not believe that it will be required to pay any amount above the reserved amount, it is possible that a settlement or judgment in this matter could involve the payment by the Company of an amount that could be material to the Company’s reportable discontinued operating income (loss), its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The balance of the restricted cash was approximately $215,000 and $214,000 at September 30, 2011 and December 31, 2010, respectively.

In addition, the Company had approximately $791,000 of deposits and escrows related to residential development activities at December 31, 2010, which amount was included in assets attributable to discontinued operations in the consolidated balance sheet at that date. As a result of the April 2011 sale of the East Lyme project, the balance of deposits and escrows related to residential development activities was released and converted to cash, and accordingly, there was no balance at September 30, 2011.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
5.	Intangible Assets
The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	September 30,	December 31,
	2011	2010

Database	$12,822,000	$11,395,000
Accumulated amortization	(9,152,000)	(7,374,000)

Database, net	3,670,000	4,021,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(4,214,000)	(3,470,000)

Customer relationships, net	9,886,000	10,630,000

Web site	6,102,000	5,173,000
Accumulated amortization	(3,499,000)	(2,941,000)

Web site, net	2,603,000	2,232,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,333,000)	(1,106,000)

Acquired below market lease, net	1,467,000	1,694,000

Intangible assets, net	$17,626,000	$18,577,000

The Company capitalized approximately $512,000 and $383,000 during the three months ended September 30, 2011 and 2010, respectively, and $1,427,000 and $949,000 during the nine months ended September 30, 2011 and 2010, respectively, to the database intangible asset. The Company capitalized approximately $421,000 and $351,000 during the three months ended September 30, 2011 and 2010, respectively, and $1,171,000 and $936,000 during the nine months ended September 30, 2011 and 2010, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,232,000 and $3,549,000 for the three and nine months ended September 30, 2011, of which approximately $601,000 and $1,778,000 related to the database, which is charged to cost of sales, approximately $247,000 and $744,000 related to customer relationships, which is charged to sales and marketing expense, approximately $308,000 and $800,000 related to web site development, which is charged to product development expense, and approximately $76,000 and $227,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,030,000 and $3,297,000 for the three and nine months ended September 30, 2010, of which approximately $526,000 and $1,681,000 related to the database, approximately $250,000 and $751,000 related to customer relationships, approximately $178,000 and $638,000 related to web site development, and approximately $76,000 and $227,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt
At September 30, 2011 and December 31, 2010, the Company’s debt consisted of the following:

		Stated Interest Rate at	September 30,	December 31,
	Maturity Date	September 30, 2011	2011	2010

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$7,074,000	$11,222,000
Other Reis Services debt	Various	Fixed/Various	6,000	28,000

Total debt			$7,080,000	$11,250,000

Total assets of Reis Services as a security interest for the Bank Loan			$99,072,000	$102,259,000

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Debt (continued)
Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The interest rate was LIBOR + 1.50% at September 30, 2011 and December 31, 2010 (LIBOR was 0.24% and 0.26% at September 30, 2011 and December 31, 2010, respectively).

Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis, which commenced on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012. At September 30, 2011 and December 31, 2010, the Company did not have the ability to borrow any additional amounts under the Bank Loan.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00. In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time. Although not required to do so, the Company made additional prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000), each of which was in excess of the minimum repayments due at such dates. All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity. No additional prepayments, in excess of minimum repayments, were made during the nine months ended September 30, 2011.

7.	Income Taxes
The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Current state and local tax expense	$—	$—	$—	$—
Deferred Federal tax expense	—	63,000	—	27,000
Deferred state and local tax expense	—	16,000	—	7,000

Income tax expense, including taxes attributable to discontinued operations	—	79,000	—	34,000
Less income tax expense attributable to discontinued operations (A)	—	—	—	(97,000)

Income tax expense (benefit) (B)	$—	$79,000	$—	$(63,000)

(A)	Represents the impact of income taxes attributable to income from discontinued operations.

(B)	This amount reflects the tax expense (benefit) from continuing operations as reported on the consolidated statement of operations for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability was approximately $67,000 at September 30, 2011 and December 31, 2010, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to: (1) the tax benefit of impairment charges before allowances at December 31, 2010; (2) net operating loss (“NOL”) carryforwards; (3) Federal alternative minimum tax (“AMT”) credit carryforwards; and (4) stock based compensation, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as it relates to deferred tax liabilities.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Income Taxes (continued)

A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $7,550,000 and $8,254,000 at September 30, 2011 and December 31, 2010, respectively, was necessary. The allowance at September 30, 2011 and December 31, 2010 relates primarily to AMT credits and existing and expected NOL carryforwards, and in 2010, the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The reduction in the allowance during the nine months ended September 30, 2011 results from the realization of a portion of the excess tax basis upon the sale of the East Lyme project, which was used to offset the Company’s pre-tax income in this period.

8.    Stockholders’ Equity
Between December 2008 and June 2010, the Board authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which $612,000 remained available as of September 30, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”
During the three and nine months ended September 30, 2011, the Company repurchased 43,249 shares of common stock at an average price of $8.98 per share. During the three and nine months ended September 30, 2010, the Company purchased an aggregate of 20,250 and 49,191 shares of common stock, respectively, at an average price of $6.50 and $6.25 per share, respectively. From the inception of the share repurchase programs in December 2008 through September 30, 2011, the Company purchased an aggregate of 881,325 shares of common stock at an average price of $4.98 per share, for an aggregate of $4,388,000. Cumulatively, the Company repurchased approximately 8.02% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.
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
Option Awards
The following table presents option activity and other plan data for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	680,896	$8.73	473,620	$8.91
Granted	—	$—	225,000	$8.03
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	680,896	$8.73	698,620	$8.63

Options exercisable at end of period	378,896	$8.92	319,620	$8.45

Options exercisable which can be settled in cash	70,896	$4.81	88,620	$4.73

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

At September 30, 2011, the liability for option cancellations was approximately $287,000 based upon the difference in the closing stock price of the Company at September 30, 2011 of $8.86 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as liability awards at that date. At December 31, 2010, the liability for option cancellations was approximately $158,000 based upon the difference in the closing stock price of the Company at December 31, 2010 of $7.03 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as liability awards at that date. The Company recorded a reduction to compensation expense of approximately $76,000 for the three months ended September 30, 2011 and compensation expense of $7,000 for the three months ended September 30, 2010, and compensation expense of $130,000 and $21,000 for the nine months ended September 30, 2011 and 2010, respectively, in general and administrative expenses in the statements of operations related to the respective changes in the amount of the liability for option cancellations.

RSU Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended
	September 30,
	2011	2010

Outstanding at beginning of period	523,479	507,668
Granted	243,499	283,355
Common stock delivered (A)(B)	(177,828)	(275,559)
Forfeited	—	(1,800)

Outstanding at end of period	589,150	513,664

Intrinsic value at September 30, 2011 and 2010, respectively (C)	$5,220,000	$3,282,000

(A)
Includes (i) 33,758 shares which were used to settle minimum employee withholding tax obligations for 14 employees of approximately $251,000 in the first quarter of 2011 (ii) 9,054 shares which were used to settle minimum employee withholding tax obligations for two employees of approximately $90,000 in the second quarter of 2011 and (iii) 1,207 shares which were used to settle minimum employee withholding tax obligations for one employee of approximately $11,000 in the third quarter of 2011. A net of 2,126 and 133,809 shares of common stock were delivered in the three and nine months ended September 30, 2011, respectively.

(B)
Includes (i) 17,431 shares which were used to settle minimum employee withholding tax obligations for 12 employees of approximately $105,000 in the first quarter of 2010, (ii) 16,870 shares which were used to settle minimum employee withholding tax obligations for 63 employees of approximately $105,000 in the second quarter of 2010 and (iii) 1,207 shares which were used to settle minimum employee withholding tax obligations for one employee of approximately $8,000 in the third quarter of 2010. A net of 2,126 and 240,051 shares of common stock were delivered in the three and nine months ended September 30, 2010, respectively.

(C)	For purposes of this calculation, the Company’s closing stock prices were $8.86 and $6.39 per share on September 30, 2011 and 2010, respectively.

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
Stock Plans and Other Incentives (continued)

In March 2011, an aggregate of 214,135 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $7.41 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February and July 2010, an aggregate of 185,500 RSUs and 75,000 RSUs respectively, were granted to employees which vest one-third a year over three years and have a grant date fair value of $5.97 and $6.52 respectively, per RSU (which was determined based on the closing price of the Company’s common stock on the applicable date of grant). The awards granted in 2011 and 2010 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

During the nine months ended September 30, 2011, an aggregate of 29,364 RSUs were granted to non-employee directors (with an average grant date fair value of $8.09 per RSU) related to the equity component of their compensation for the three months ended December 31, 2010, March 31, 2011 and June 30, 2011. During the nine months ended September 30, 2010, an aggregate of 23,355 RSUs were granted to non-employee directors (with an average grant date fair value of $6.07 per RSU) related to the equity component of their compensation for the three months ended December 31, 2009, March 31, 2010 and June 30, 2010. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $522,000 and $409,000, including approximately $69,000 and $63,000 related to non-employee director equity compensation, for the three months ended September 30, 2011 and 2010, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statement of operations. For the nine months ended September 30, 2011 and 2010, the Company recorded non-cash compensation expense of approximately $1,537,000 and $1,180,000, respectively, including approximately $226,000 and $159,000, respectively, related to non-employee director equity compensation.

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

REIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (continued)
     Earnings Per Common Share (continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for basic per share calculation:
Income (loss) from continuing operations for basic calculation	$288,967	$115,357	$489,125	$(98,872)
Income (loss) from discontinued operations, net of income tax expense	1,231	(319)	1,253,481	143,237

Net income for basic calculation	$290,198	$115,038	$1,742,606	$44,365

Numerator for diluted per share calculation
Income (loss) from continuing operations	$288,967	$115,357	$489,125	$(98,872)
Adjustments to income (loss) from continuing operations for the income statement impact of dilutive securities	(75,859)	—	—	—

Income (loss) from continuing operations for dilution calculation	213,108	115,357	489,125	(98,872)
Income (loss) from discontinued operations, net of income tax expense	1,231	(319)	1,253,481	143,237

Net income for dilution calculation	$214,339	$115,038	$1,742,606	$44,365

Denominator:
Weighted average common shares – basic	10,599,031	10,594,443	10,572,288	10,504,098
Effect of dilutive securities:
RSUs	351,274	221,447	259,561	—
Stock options	46,852	—	3,753	—

Weighted average common shares – diluted	10,997,157	10,815,890	10,835,602	10,504,098

Per common share amounts – basic:
Income (loss) from continuing operations	$0.03	$0.01	$0.05	$(0.01)
Income (loss) from discontinued operations	—	—	0.11	0.01

Net income	$0.03	$0.01	$0.16	$—

Per common share amounts – diluted:
Income (loss) from continuing operations	$0.02	$0.01	$0.05	$(0.01)
Income (loss) from discontinued operations	—	—	0.11	0.01

Net income	$0.02	$0.01	$0.16	$—

Potentially dilutive securities include all stock based awards. For the three months ended September 30, 2011, only certain equity awards were antidilutive. For the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.
11.   Fair Value of Financial Instruments
At September 30, 2011 and December 31, 2010, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at September 30, 2011 and December 31, 2010. Other than capital leases, all of the Company’s debt at September 30, 2011 and December 31, 2010 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $6,960,000 and $10,905,000 at September 30, 2011 and December 31, 2010, respectively, which is lower than the recorded amounts of $7,074,000 and $11,222,000 at September 30, 2011 and December 31, 2010, respectively. The estimated fair value reflects the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. See Note 6 for more information about the Company’s debt.

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
Reis Services
Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution and flex/research & development properties and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.
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

Proprietary Databases
Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution and flex/research & development sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets covered by Reis for each of the five types of commercial real estate (after the announced expansion of coverage in October 2011):

Number of metropolitan markets:
Apartment	200
Retail	190
Office	132
Warehouse/distribution	47
Flex/research & development	47
Including its programmatic expansion by geography and property type, most recently of retail shopping centers, warehouse/distribution and flex/research & development coverage, Reis monitors over 6,300 market areas and segments.
In June 2011, Reis entered into an exclusive market data agreement with the Self Storage Association and will introduce coverage of the U.S. self storage market in 2012. This will be the sixth major property type for which Reis will provide market data and analytics.
In addition to the core property database, Reis develops and maintains a new construction database that identifies and monitors projects that are being added to our covered markets. Detailed tracking of the supply side of the commercial real estate market is critical to projecting performance changes at the market and submarket levels. This database is updated weekly and reports relevant criteria such as project size, property type and location for projects that are planned, proposed or under construction.
Reis also maintains a sales comparables database containing transactions in 204 of our covered markets. The database captures key information on each transaction such as buyer, seller, purchase price, capitalization rate and financing details, where available. Prior to March 31, 2011, this database included transactions valued at $2,000,000 or greater. Beginning in April 2011, we have expanded the coverage to include transactions valued at greater than $250,000 in our covered markets. Additionally, during March 2011, we added hotel transactions to our sales comparables coverage.
In October 2011, Reis introduced a new suite of reports focusing on two industrial property types: warehouse/distribution and flex/research & development. This launch disaggregates our industrial product offering to cover nearly 350 submarkets in 47 of the top metropolitan centers for each of these property types. For each metropolitan area, Reis provides a full suite of metro and submarket reports, including forecasts, and property-level rent, sales and construction comparables.
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
Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution and flex/research & development) or market/submarket and are available as full color, presentation quality documents or in spreadsheet formats. These reports are used by Reis’s subscribers to assist in due diligence and to support commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.
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
Reis continues to develop new products and applications. Current initiatives include the further expansion of both our geographic market coverage and property types and broadening our data redistribution relationships with other business information vendors. During 2011, data redistribution agreements were executed with FactSet, Capital IQ and Thomson Reuters.
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

Discontinued Operations — Residential Development Activities
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
(amounts in thousands, excluding percentages)

	For the Three Months Ended
	September 30,			Percentage
	2011	2010	Increase	Increase
Revenue	$6,747	$6,013	$734	12.2%
EBITDA	$2,722	$2,440	$282	11.6%
EBITDA margin	40.3%	40.6%

	For the Nine Months Ended
	September 30,			Percentage
	2011	2010	Increase	Increase
Revenue	$20,201	$18,031	$2,170	12.0%
EBITDA	$8,089	$7,096	$993	14.0%
EBITDA margin	40.0%	39.4%

	For the Three Months Ended
	September 30,	June 30,		Percentage
	2011	2011	(Decrease)	(Decrease)
Revenue	$6,747	$6,837	$(90)	(1.3)%
EBITDA	$2,722	$2,748	$(26)	(0.9)%
EBITDA margin	40.3%	40.2%

Reis Services’s revenue for the three months ended September 30, 2011 of $6,747,000 was achieved as a result of a strong sales environment which has supported gains in renewal rates and increased new business. Reis Services’s revenue increased by approximately $734,000, or 12.2%, from the third quarter of 2010 to the third quarter of 2011. This revenue increase over the corresponding prior quarterly period is the sixth consecutive quarterly increase in revenue over the prior year’s quarter. For the nine months ended September 30, 2011, Reis Services’s revenue was approximately $20,201,000, an increase of approximately $2,170,000, or 12.0%, from the nine months ended September 30, 2010. These revenue increases reflect: (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate improved to 93% at September 30, 2011 as compared to 90% for the trailing twelve months ended September 30, 2010 and, for institutional subscribers, the renewal rates improved to 95% at September 30, 2011 from 92% at September 30, 2010; (2) additional new business; (3) sales from ReisReports; and (4) the cumulative impact of the strength of contract signings from the third and fourth quarters of 2010 and into 2011.
On a consecutive quarter basis, Reis Services had a modest revenue decrease of approximately $90,000, or 1.3%, from the second quarter of 2011 to the third quarter of 2011. Though total revenue declined, core recurring revenue, comprised of subscription fees for Reis SE and monthly credit card payments for ReisReports, grew by 1.3% in the third quarter. The total revenue decrease, on a consecutive quarter basis, was fully attributable to a below-average amount of custom revenue in the third quarter of 2011 after posting above-average custom revenue in the second quarter of 2011, accounting for a $173,000 negative swing in consecutive quarter custom revenue. While custom revenue typically only accounts for a small portion of total Reis Services revenue in a fiscal year, contracts and revenue related to custom projects are not realized in a predictable, linear fashion; by nature, they are dependent upon timing and client need. If a normalized level of custom revenue had been generated in both of these quarters, total revenue would have increased on a consecutive quarter basis by 1.3%.
Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. Historically, the largest percentage of our contracts are executed in the fourth quarter of each year. As a result, in times of favorable pricing, larger consecutive quarter revenue growth occurs in the fourth and first quarters.
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
Two additional metrics management believes are critical in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at September 30, 2011 and 2010, respectively. A comparison of these balances at September 30 of each year is more meaningful than a comparison to the December 31, 2010 balances.

	September 30,			Percentage
	2011	2010	Increase	Increase
Deferred revenue (GAAP basis)	$12,368,000	$10,275,000	$2,093,000	20.4%
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	12,263,000	11,681,000	582,000	5.0%

Aggregate Revenue Under Contract (B)	$24,631,000	$21,956,000	$2,675,000	12.2%

(A)
Amounts are billable in the twelve month period subsequent to September 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

(B)
Included in Aggregate Revenue Under Contract at September 30, 2011 was approximately $18,508,000 related to amounts under contract for the forward twelve month period through September 30, 2012. The remainder reflects amounts under contract beyond September 30, 2012. The forward twelve month Aggregate Revenue Under Contract amount is approximately 70% of revenue on a trailing twelve month basis at September 30, 2011 of approximately $26,368,000.

The increases in both deferred revenue and Aggregate Revenue Under Contract are the result of an improved sales environment for renewals (by consistent improvement in renewal rates) and increased new business, as described above in the revenue discussion. As we enter our heavy renewal period for the year both deferred revenue and Aggregate Revenue Under Contract will be replenished.
EBITDA of Reis Services for the three months ended September 30, 2011 was $2,722,000, an increase of $282,000, or 11.6%, over the third quarter 2010 amount. EBITDA of Reis Services for the nine months ended September 30, 2011 was $8,089,000, an increase of $993,000, or 14.0%, over the corresponding 2010 period. These increases are directly impacted by the increases in revenue as described above while maintaining EBITDA margins for the Reis Services segment at 40%. On a consecutive quarter basis, EBITDA of Reis Services decreased $26,000, or 0.9%, in the third quarter 2011 from the second quarter 2011. This decrease is directly attributable to the $90,000 revenue decline previously described in this section.
Reconciliations of Income (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. EBITDA and Adjusted EBITDA are presented both for the Reis Services business and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and to make assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services business. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income (loss) from continuing operations, operating income (loss), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.
Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income (loss) from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended September 30, 2011	Reis Services	Other (A)	Consolidated
Income from continuing operations			$289
Income tax expense			—

Income (loss) before income taxes	$1,357	$(1,068)	289
Add back:
Depreciation and amortization expense	1,318	1	1,319
Interest expense (income), net	47	(2)	45

EBITDA	2,722	(1,069)	1,653
Add back:
Stock based compensation expense, net	—	446	446

Adjusted EBITDA	$2,722	$(623)	$2,099

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Nine Months Ended September 30, 2011	Reis Services	Other (A)	Consolidated
Income from continuing operations			$489
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$4,130	$(3,641)	489
Add back:
Depreciation and amortization expense	3,801	2	3,803
Interest expense, net	158	(5)	153

EBITDA	8,089	(3,644)	4,445
Add back:
Stock based compensation expense, net	—	1,667	1,667

Adjusted EBITDA	$8,089	$(1,977)	$6,112

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended September 30, 2010	Reis Services	Other (A)	Consolidated
Income from continuing operations			$116
Income tax expense			79

Income (loss) before income taxes	$1,254	$(1,059)	195
Add back:
Depreciation and amortization expense	1,114	1	1,115
Interest expense (income), net	72	(5)	67

EBITDA	2,440	(1,063)	1,377
Add back:
Stock based compensation expense, net	—	416	416

Adjusted EBITDA	$2,440	$(647)	$1,793

Reconciliation of (Loss) from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Nine Months Ended September 30, 2010	Reis Services	Other (A)	Consolidated
(Loss) from continuing operations			$(99)
Income tax (benefit)			(63)

Income (loss) before income taxes	$3,316	$(3,478)	(162)
Add back:
Depreciation and amortization expense	3,549	4	3,553
Interest expense (income), net	231	(15)	216

EBITDA	7,096	(3,489)	3,607
Add back:
Stock based compensation expense, net	—	1,201	1,201

Adjusted EBITDA	$7,096	$(2,288)	$4,808

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended June 30, 2011	Reis Services	Other (A)	Consolidated
Income from continuing operations			$100
Income tax expense			—

Income (loss) before income taxes	$1,448	$(1,348)	100
Add back:
Depreciation and amortization expense	1,249	—	1,249
Interest expense (income), net	51	(2)	49

EBITDA	2,748	(1,350)	1,398
Add back:
Stock based compensation expense, net	—	675	675

Adjusted EBITDA	$2,748	$(675)	$2,073

(A)
Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income (loss) from continuing operations, the effects of the discontinued operations (residential development activities) are excluded from these reconciliations for all periods presented.

Results of Operations
Comparison of the Results of Operations for the Three Months Ended September 30, 2011 and 2010
Subscription revenues and related cost of sales were approximately $6,747,000 and $1,550,000, respectively, for the three months ended September 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $5,197,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $601,000 during this period. Subscription revenues and related cost of sales were approximately $6,013,000 and $1,403,000, respectively, for the three months ended September 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $4,610,000. Amortization expense included in cost of sales was approximately $526,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $147,000 is a result of increased database amortization expense and higher employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period.
Sales and marketing expenses were approximately $1,656,000 and $1,369,000 for the three months ended September 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $247,000 and $250,000 during the three months ended September 30, 2011 and 2010, respectively. The expense increase for sales and marketing expenses between the two periods of approximately $287,000 generally reflects increased commissions and employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period.
Product development expenses were approximately $574,000 and $419,000 for the three months ended September 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $308,000 and $178,000 during the three months ended September 30, 2011 and 2010, respectively. Product development costs increased $155,000, primarily due to a net increase in amortization expense of $130,000 from web site costs capitalized and amortization expense commencing in the second quarter of 2011 for the ReisReports web site and other significant product introductions and improvements in 2010 and 2011, in excess of Merger related purchase price allocations becoming fully amortized in 2010.
General and administrative expenses of $2,633,000 for the three months ended September 30, 2011 include current period expenses of $2,024,000, depreciation and amortization expense of $163,000 for lease value and furniture, fixtures and equipment, and approximately $446,000 of non-cash compensation expense. The non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $522,000, offset by an approximate $76,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $9.93 per share at June 30, 2011 to $8.86 per share at September 30, 2011. General and administrative expenses of $2,560,000 for the three months ended September 30, 2010 include current period expenses of $1,985,000, depreciation and amortization expense of $159,000 for lease value and furniture, fixtures and equipment, and approximately $416,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $409,000 and an approximate $7,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $6.31 per share at June 30, 2010 to $6.39 per share at September 30, 2010. Excluding the non-cash items, the modest net increase in general and administrative expenses of $39,000 is a result of increased rent related costs for additional office space and higher benefit costs and compensation increases over the 2010 period, offset by reduced professional fees.
Interest expense of $65,000 for the three months ended September 30, 2011 primarily includes interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan. Interest expense of $96,000 for the three months ended September 30, 2010 includes interest and cost amortization on the Bank Loan of $94,000 and interest from other debt of $2,000. The lower expense in 2011 is the result of lower outstanding balances in the 2011 period.
The income tax benefit from continuing operations during the three months ended September 30, 2010 of $79,000 reflects deferred Federal tax expense of $63,000 and deferred state and local tax expense of $16,000 as a result of a pre-tax income from continuing operations in the period. No provision was recorded by the Company in 2011 as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2011 and 2010
Subscription revenues and related cost of sales were approximately $20,201,000 and $4,623,000, respectively, for the nine months ended September 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $15,578,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,778,000 during this period. Subscription revenues and related cost of sales were approximately $18,031,000 and $4,402,000, respectively, for the nine months ended September 30, 2010, resulting in a gross profit for the Reis Services segment of approximately $13,629,000. Amortization expense included in cost of sales was approximately $1,681,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $221,000 is primarily a result of increased database amortization expense and higher employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period.
Sales and marketing expenses were approximately $4,989,000 and $4,360,000 for the nine months ended September 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $744,000 and $751,000 during the nine months ended September 30, 2011 and 2010, respectively. The expense increase for sales and marketing expenses between the two periods of approximately $629,000 generally reflects increased commissions and employment related costs from hiring during 2010 and 2011, coupled with related benefits and wage increases over the 2010 period.
Product development expenses were approximately $1,562,000 and $1,353,000 for the nine months ended September 30, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $800,000 and $638,000 during the nine months ended September 30, 2011 and 2010, respectively. Product development costs increased $209,000, primarily due to a net increase in amortization expense of $162,000 from web site costs capitalized and amortization expense commencing in the period for the ReisReports web site and other significant product introductions and improvements in 2010 and 2011, in excess of Merger related purchase price allocations becoming fully amortized in 2010.
General and administrative expenses of $8,385,000 for the nine months ended September 30, 2011 include current period expenses of $6,236,000, depreciation and amortization expense of $482,000 for lease value and furniture, fixtures and equipment, and approximately $1,667,000 of non-cash compensation expense. The non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,537,000 and by an approximate $130,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $8.86 per share at September 30, 2011. General and administrative expenses of $7,862,000 for the nine months ended September 30, 2010 include current period expenses of $6,179,000, depreciation and amortization expense of $482,000 for lease value and furniture, fixtures and equipment, and approximately $1,201,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,180,000 and by an approximate $21,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $6.39 per share at September 30, 2010.

Excluding the non-cash items, the increase in general and administrative expenses of $57,000 is primarily a result of increased rent related costs for additional office space and higher benefit costs and compensation increases over the 2010 period.
Interest expense of $215,000 for the nine months ended September 30, 2011 includes interest and cost amortization on the Bank Loan of $213,000 and interest from other debt of $2,000. Interest expense of $318,000 for the nine months ended September 30, 2010 includes interest and cost amortization on the Bank Loan of $309,000 and interest from other debt of $9,000. The lower expense in 2011 is the result of lower outstanding balances in the 2011 period.
The income tax benefit from continuing operations during the nine months ended September 30, 2010 of $63,000 reflects a deferred Federal benefit of $51,000 and a deferred state tax benefit of $12,000 as a result of the pre-tax loss from continuing operations in the first nine months of 2010. No provision was recorded by the Company in 2011 as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.
Income from discontinued operations, net of income tax expense, was approximately $1,253,000 and $143,000 during the nine months ended September 30, 2011 and 2010, respectively. The 2011 net amount includes the sale of the East Lyme project in a bulk transaction in April 2011 for a gain of $1,242,000 and net other income of $11,000. The 2010 income from discontinued operations primarily reflects the sale of the Claverack project in a bulk transaction in February 2010 for a gain of $263,000, the sale of one home and two lots at East Lyme in 2010 and the reversal of certain employment related contractual obligations for amounts less than prior period accruals, offset by operating expenses and related general and administrative expenses and a $97,000 deferred tax provision.
Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax liability was approximately $67,000 at September 30, 2011 and December 31, 2010, respectively, and is reflected as a non-current liability in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to: (1) the tax benefit of impairment charges before allowances at December 31, 2010; (2) net operating loss, or NOL, carryforwards; (3) Federal alternative minimum tax (“AMT”) credit carryforwards; and (4) stock based compensation, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger as it relates to deferred tax liabilities.
A valuation allowance is required to reduce the deferred tax assets if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $7,550,000 and $8,254,000 at September 30, 2011 and December 31, 2010, respectively, was necessary. The allowance at September 30, 2011 and December 31, 2010 relates primarily to AMT credits and existing and expected NOL carryforwards, and in 2010, the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The reduction in the allowance during the nine months ended September 30, 2011 results from the realization of a portion of the excess tax basis upon the sale of the East Lyme project, which was used to offset the Company’s pre-tax income in this period.
Liquidity and Capital Resources
Cash and cash equivalents aggregated approximately $22,268,000 at September 30, 2011, including approximately $18,227,000 in the Reis Services segment. Management considers such amounts to be adequate and expects its cash balances to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms at both the Reis Services segment and on a consolidated basis. At September 30, 2011, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive (defined as cash and cash equivalents, minus total debt) by approximately $15,188,000 and $11,147,000, respectively. At December 31, 2010, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive by approximately $8,914,000 and $4,662,000, respectively. Net cash on a consolidated basis and at the Reis Services level grew by approximately $6,274,000 and $6,485,000, respectively, from December 31, 2010 to September 30, 2011, which management believes is a strong indicator of the cash generation power of the Reis Services business model.
At September 30, 2011, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (comprised of scheduled principal payments of approximately $7,074,000 on the Bank Loan, payable by September 30, 2012); operating and capital leases; remaining warranty costs and insurance deductibles related to real estate construction from our discontinued operations; other costs, including public company expenses not included in the Reis Services segment; repurchases of shares of Reis common stock (of which

$612,000 remained available at September 30, 2011 pursuant to the August 2011 Board authorization) and the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $287,000 at September 30, 2011 based upon the closing stock price of the Company at September 30, 2011 of $8.86 per share). The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services. The Company expects that in the short term, it will be able to utilize its NOLs and that taxes to be paid will be for alternative state and local taxes, and possibly AMT, but not for Federal income taxes.
The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web site and databases; operating leases and other capital expenditures; remaining warranty costs and insurance deductibles related to real estate construction from our discontinued operations; other costs, including public company expenses not included in the Reis Services segment; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services. The Company has NOLs that it expects to be able to use in the next few years against future taxable income for Federal, state and local tax purposes (to the extent that taxable income is generated). Tax payments during the next few years are expected to be for alternative state and local taxes and AMT, but not for Federal income taxes.
Reis Services Bank Loan
In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The balance of the Bank Loan was $7,074,000 and $11,222,000 at September 30, 2011 and December 31, 2010, respectively. The interest rate was LIBOR + 1.50% at September 30, 2011 and December 31, 2010 (LIBOR was 0.24% and 0.26% at September 30, 2011 and December 31, 2010, respectively).
Reis Services is required to (1) make principal payments on the term loan on a quarterly basis commencing on June 30, 2007 in increasing amounts pursuant to the payment schedule provided in the credit agreement and (2) permanently reduce the revolving loan commitments on a quarterly basis, which commenced on March 31, 2010. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012. At September 30, 2011 and December 31, 2010, the Company did not have the ability to borrow any additional amounts under the Bank Loan.
In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00. In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time. Although not required to do so, the Company made additional prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000), each of which was in excess of the minimum repayments due at such dates. All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity. No additional prepayments, in excess of minimum repayments, were made during the nine months ended September 30, 2011.
Discontinued Operations Impact on Liquidity
Cash flows from discontinued operations during 2010 and in the nine months ended September 30, 2011 were primarily related to the sales of assets and the operating costs and related expenses through the dates of sales. Cash flows from discontinued operations were included in the consolidated statement of cash flows in the operating activities section in accordance with the applicable accounting literature. Future cash flows will be limited to the settlement of liabilities and real estate contingencies as described below.
East Lyme
Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres, which we refer to as East Lyme.
The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. As a result of this transaction, the Company recorded a gain in the second quarter of 2011 of approximately $1,242,000, which is included in income from discontinued operations. The Company sold two lots during the three months ended September 30, 2010 and sold two lots and one home during the nine months ended September 30, 2010.
Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. Remediation would have been required prior to the development of those lots. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected in liabilities attributable to discontinued operations in the December 31, 2010 consolidated balance sheet. As a result of the sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability, which amount is included in the gain reported in the second quarter of 2011, as referred to above.
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
Real Estate Contingencies
Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects, including those projects described above. Reis is, from time to time, exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. The impact of these claims on the Company has not been material to date. However, claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.
In October 2010, the homeowners’ association at the Company’s former Gold Peak condominium project (located outside of Denver, Colorado), brought suit against the Company, two of its subsidiaries, and other contractors and individuals alleging design and construction defects. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19 million. Trial is scheduled for February 2012. In connection with the development of Gold Peak, the Company purchased a commercial general liability “wrap” insurance policy covering the Company, the general contractor and the subcontractors. The Company is taking action to ensure that all applicable insurance policies maintained by co-defendants or others are brought into the case. The Company believes that it and its co-defendants have valid defenses to some or all of the plaintiff’s allegations, that insurance (subject to limited self insurance retainage/deductibles (“SIRs”)) will cover some or all of any eventual settlement or judgment, and that the defendants other than the Company will likely be liable for some or all of any remaining settlement judgment amount.
At this time, based on advice of counsel and the Company’s experience with similar prior actions, the low end of the expected range of exposure is believed to be equal to the amount of the Company’s SIRs plus other costs. Accordingly, the Company is maintaining a reserve of approximately $280,000, which liability is included in liabilities attributable to discontinued operations on the September 30, 2011 balance sheet. Although the Company does not believe that it will be required to pay any amount above the reserved amount, it is possible that a settlement or judgment in this matter could involve the payment by the Company of an amount that could be material to the Company’s reportable discontinued operating income (loss), its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

Changes in Cash Flows
Comparison of Cash Flows for the Nine Months Ended September 30, 2011 and 2010
Cash flows for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$9,854,384	$6,005,930
Net cash (used in) investing activities	(2,840,154)	(1,919,177)
Net cash (used in) financing activities	(4,910,092)	(7,190,804)

Net increase (decrease) in cash and cash equivalents	$2,104,138	$(3,104,051)

Cash flows provided by operating activities increased $3,848,000 from $6,006,000 provided in the 2010 period to $9,854,000 provided in the 2011 period. The increase resulted from (1) increased cash flows from operating activities of the Reis Services segment of $2,380,000 from $6,900,000 provided in the 2010 period to $9,280,000 provided in the 2011 period, primarily due to increased collections in the 2011 period (on a higher accounts receivable balance at December 31, 2010 than the December 31, 2009 amount) and (2) cash from the sale proceeds of the East Lyme property, mortgage note receivable repayment and escrow releases in 2011 in excess of the 2010 real estate sales activities.
Cash flows used in investing activities increased $921,000 from $1,919,000 used in the 2010 period to $2,840,000 used in the 2011 period. This change primarily resulted from an increase of $713,000 for cash used in the 2011 period as compared to the 2010 period for web site and database development costs from continuing product development and enhancement initiatives and $198,000 of furniture, fixture and equipment additions in 2011 in excess of 2010 additions.
Cash flows used in financing activities decreased $2,281,000 from $7,191,000 used in the 2010 period to $4,910,000 used in the 2011 period. During the 2010 period, $6,506,000 was repaid on the Bank Loan whereas $4,148,000 was repaid in the 2011 period. In the 2010 period, the Company repurchased 49,191 shares of its outstanding common stock for approximately $308,000 as compared to 43,249 shares being repurchased in the 2011 period for approximately $388,000. Other debt repayments in the 2010 period exceeded the payments in the 2011 period by $137,000. Payments for restricted stock unit settlements were approximately $352,000 and $218,000 in the 2011 and 2010 periods, respectively.
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
At September 30, 2011, the Company’s only exposure to interest rates was variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at September 30, 2011:

(amounts in thousands)	Balance at	LIBOR at	Additional
	September 30,	September 30,	Interest
	2011	2011	Incurred
Variable rate debt:
Bank Loan	$7,074	0.24%	$71	(A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.
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

Item 4. Controls and Procedures.
As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2011 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings.
The Company and two of its subsidiaries are the subject of a suit brought by the homeowners’ association at the Company’s former Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to the alleged design and construction defects at the Gold Peak project. The construction manager/general contractor, the individual owner of the construction manager/general contractor and the civil engineer for the Gold Peak project have also been named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19 million. Trial is scheduled for February 2012.
In connection with the development of Gold Peak, the Company purchased a commercial general liability “wrap” insurance policy covering the Company, the general contractor and the subcontractors. The Company, upon advice of counsel and based on a reading of the policy as written, has taken the position that a total of $9 million of coverage is available for this claim. The insurer has taken the position that only $3 million of coverage is provided. The Company is taking action to ensure that all applicable insurance policies maintained by co-defendants or others are brought into the case.
The Company believes that it and its co-defendants have valid defenses to some or all of the plaintiff’s allegations, that insurance (subject to limited self insurance retainage/deductibles (“SIRs”)) will cover some or all of any eventual settlement or judgment, and that the defendants other than the Company will likely be liable for some or all of any remaining settlement judgment amount.
At this time, based on advice of counsel and the Company’s experience with similar prior actions, the low end of the expected range of exposure is believed to be equal to the amount of the Company’s SIRs plus other costs. Accordingly, the Company is maintaining a reserve of approximately $280,000, which liability is included in liabilities attributable to discontinued operations on the September 30, 2011 balance sheet. Although the Company does not believe that it will be required to pay any amount above the reserved amount, it is possible that a settlement or judgment in this matter could involve the payment by the Company of an amount that could be material to the Company’s reportable discontinued operating income (loss), its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.
Neither the Company nor any of its subsidiaries is a party to any other litigation that could reasonably be foreseen to be material to the Company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Between December 2008 and June 2010, the Board authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which $612,000 remained available as of September 30, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” During the third quarter of 2011, the Company repurchased the following common shares:

Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
July 1, 2011 to July 31, 2011	—	$—	—	$—
August 1, 2011 to August 31, 2011	1,249	$9.11	1,249	$989,000
September 1, 2011 to September 30, 2011	42,000	$8.98	42,000	$612,000
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

Dated: November 3, 2011