Form 10-K
period 2011-12-31
Reis, Inc.
filed 2012-03-08
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $83,500,000 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2011. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 10,684,162 as of March 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2012 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

PART I

Item 1. Business.

Organization

Reis, Inc. is a Maryland corporation. When we refer to “Reis” or the “Company,” we are referring to Reis, Inc. and its consolidated subsidiaries. The Company’s primary business is providing commercial real estate market information and analytical tools for its subscribers, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Business

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution and flex/research & development properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

Industry Background

Commercial real estate capital flows in 2011 reflected the uneven nature of overall economic recovery. According to the Urban Land Institute, the value of total capital shrank from $4.06 trillion (as of the second quarter 2010) to $3.93 trillion (as of the second quarter 2011), largely the result of deleveraging. The value of debt capital declined from $2.94 trillion to $2.78 trillion, while equity capital increased from $1.12 trillion to $1.15 trillion. The increase in equity capital reflected greater interest in U.S. real estate from foreign investors, private equity firms and pension funds, even as lenders continued to pull back.

Commercial real estate market fundamentals began to recover, albeit it at a slow pace. According to Reis data, national office vacancies began falling in early 2011 for the first time in over three years. Occupied space for retail properties increased by over 4 million square feet, the first improvement in occupancy since 2007. Apartment vacancies, benefiting from the continuing woes of the for-sale housing market, ended 2011 at 5.2%, the lowest level in ten years. For property types that Reis covers, the volume of commercial real estate transactions in the U.S. increased by 12% in 2011, representing approximately one-third of the peak volume recorded in 2007.

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

In recent years, corporate governance and other regulatory requirements (such as mark-to-market requirements, the Basel Capital Accord (Basel II and III), guidance from the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (FDIC), as well as actions undertaken by U.S. and international accounting standard setters) have increased the need for market and portfolio monitoring, generating demand for appropriate analytical tools. From mid-2008 through 2011, the commercial banking and investment banking industries have undergone a wave of mergers, reorganizations, FDIC-arranged takeovers and other dislocations, similar to the consolidations which occurred following the savings & loan collapses of the late 1980s and early 1990s. Looking towards the future, approximately $300 billion of commercial real estate debt will mature each year for the next decade. It is expected that replacement financing may not be readily available because of declines in values of the underlying real estate, tighter credit requirements and a significant reduction in the number of lenders willing to lend on commercial real estate. For those lenders who do extend credit, as well as for borrowers seeking commitments, the demand for accurate and timely information as well as access to analytics, valuation tools and support will be necessary to properly evaluate the underlying real estate collateral.

Operations

As commercial real estate markets have grown in size and complexity, Reis, over the last 31 years, has invested in the areas critical to supporting the information needs of real estate professionals in both the asset market and the space leasing market. In particular, Reis has:

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

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution and flex/research & development sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets for each of the five types of commercial real estate currently covered by Reis:

Number of metropolitan markets:
Apartment	200
Retail	190
Office	132
Warehouse/distribution	47
Flex/research & development	47

Including its programmatic expansion by geography and property type, most recently of retail shopping centers, warehouse/distribution and flex/research & development coverage, Reis monitors over 6,300 market areas and segments at December 31, 2011.

Reis entered into an exclusive market data agreement with the Self Storage Association in June 2011 and will introduce coverage of the U.S. self storage market in 2012. This will be the sixth major property type for which Reis will provide market data and analytics.

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

Reis also maintains a sales comparables database containing transactions in 203 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available. Prior to March 31, 2011, this database included transactions valued at $2,000,000 or greater. In April 2011, we expanded the coverage to include transactions valued at greater than $250,000 in our covered markets. Additionally, during March 2011, we added hotel transactions to our sales comparables coverage.

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

Reis continues to develop new products and applications. Current initiatives include the launch of the next generation of our flagship product, Reis SE 2.0, and further expansion of both our geographic market coverage and property types and broadening our data redistribution relationships with other business information vendors. Data redistribution agreements were executed with FactSet, Capital IQ and Thomson Reuters during 2011.

Cost of Service

Reis’s data is made available in five primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped Reis SE subscriptions allowing subscribers to download a limited retail value of reports; (3) online single report credit card purchases; (4) custom data requests; and (5) monthly subscriptions to ReisReports, charged to a credit card. Annual subscription fees for Reis SE range from $1,000 to over $1,000,000 depending upon the subscriber’s line of business, and the combination of markets, property types and reports subscribed to, for which the subscriber is typically allowed to download an unlimited number of reports over a twelve month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a twelve month period. Sales of individual reports typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis. Renewals are negotiated in advance of the expiration of an existing contract. Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption. The monthly fee for ReisReports is currently $75 or $125 depending on the package chosen by the subscriber.

Subscribers

At December 31, 2011, Reis had 726 companies and government entities under signed contracts for its core Reis SE product offerings. Generally, each subscribing company has multiple users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card, nor do they include subscribers to our ReisReports product.

The majority of our subscription revenues derive from banks, other financial institutions, investment funds, equity owners and regulators, with the remainder from service providers, including brokers and appraisers.

Customer Service and Training

Reis focuses intensively on proactive training and customer support. Reis’s dedicated customer service team offers customized on-site training and web-based and telephonic support, as well as weekly web-based training seminars open to all Reis SE subscribers. The corporate training team also meets regularly with a large proportion of Reis’s subscribers. Additional points of subscriber contact include mid-year service reviews, a web-based subscriber feedback program and account manager visits. All of these contacts are used to assist subscribers with their utilization of Reis SE and identify opportunities for product adoption and increased usage and to solicit subscriber input for future product enhancements.

Proprietary Rights

To protect our proprietary rights, we rely upon a combination of:

•	trade secret, copyright, trademark, database protection and other laws at the Federal, state and local levels;

•	non-disclosure, non-competition and other contractual provisions with employees, vendors and consultants;

•	restrictive license agreements with subscribers; and

•	other technical measures.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the property information needs of commercial real estate investors and lenders. Reis competes directly and indirectly for subscribers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc. (or CoStar) (including its Property and Portfolio Research business), Real Capital Analytics, Inc., CBRE Econometric Advisors, a wholly-owned subsidiary of CB Richard Ellis and formerly known as Torto Wheaton Research, and LoopNet, Inc. (which has agreed to be acquired by CoStar), as well as with in-house real estate research departments.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011. See “Item 3. Legal Proceedings.”

The Company has determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

Additional Segment Financial Information

See the consolidated financial statements, included in this filing, for information regarding the Company’s segments.

Corporate Information

The Company’s executive offices are located at 530 Fifth Avenue, Fifth Floor, New York, New York 10036; telephone: (212) 921-1122; web site: www.reis.com; email: investorrelations@reis.com. Please note that information on the Company’s web site is not part of this Form 10-K filing.

The reports we file with or furnish to the Securities and Exchange Commission, or SEC, including our annual report, quarterly reports and current reports, are available free of charge on our investor relations web site (www.reis.com/investors) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may review and copy any of the information we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company had approximately 160 employees as of December 31, 2011.

The Company is a Federal government contractor and is an equal opportunity employer. When we have a position opening, it is our policy to hire the best qualified applicant for the position, without regard to race, color, religion, sex, national origin, disability, veteran status, or other category protected by applicable law. We welcome applications from qualified persons with disabilities, covered veterans, minorities, women and other qualified applicants.

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

•

statements relating to future business prospects, potential acquisitions, uses of cash, revenue, expenses, income (loss), cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA, Adjusted EBITDA and Aggregate Revenue Under Contract; and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues may be lower than expected;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatening or future litigation; and

•	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Risks Related to the Reis Services Business and the Information Services Industry Generally

A failure to attract and retain subscribers could harm our business.

We must acquire new subscribers and expand our business with our current subscribers in order to grow our business. Our ability to grow our business will be adversely impacted to the extent that current subscribers reduce or discontinue the use of Reis SE, or if we are unable to locate and have prospects subscribe to Reis SE. This may occur due to budgetary constraints, which was particularly true during the economic downturn that began in 2008, or if our product offering is less competitive with those of other companies in our industry. Prior to the economic downturn in 2008, our overall trailing twelve month renewal rates were above 94% for many years. In the latter part of 2008 and in 2009, we experienced an overall decrease in the total number of our subscribers and a reduction in our trailing twelve month renewal rates. The overall trailing twelve month renewal rate fell to its low point of 83% at September 30, 2009 and has shown steady improvement since that date, reaching 93% for the trailing twelve months ended December 31, 2011. There can be no assurance that we will be successful in continuing to identify and sell to additional subscribers, expand business from our existing subscribers and experience continuing improvements in our renewal rates to pre-recession levels.

Our revenues are concentrated among certain key subscribers.

Our commercial real estate information services business had 726 subscribers at December 31, 2011. The largest subscriber accounted for 4.9% of Reis Services’s revenues for the year ended December 31, 2011. If we were to experience a reduction or loss of business from a number of our largest subscribers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our financial condition, cash flows and profitability. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our subscribers and potential subscribers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

We compete with (i) local companies that offer commercial real estate research with respect to their specific geographic areas and (ii) national companies that offer national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including its Property and Portfolio Research business), Real Capital Analytics, CBRE Econometric Advisors and LoopNet (which has agreed to be acquired by CoStar). Some of our competitors, either alone or with affiliated entities, may have greater access to resources than we do. Competition could negatively impact our revenues and profitability.

We may not be able to maintain Reis Services’s historical rates of growth in revenues or EBITDA.

Historically, Reis Services has experienced revenue and EBITDA (which is GAAP net income, before interest, taxes, depreciation and amortization) growth. Reis Services’s annual revenue grew by 1.3% from 2009 to 2010 and by 12.3% from 2010 to 2011. The fourth quarter and annual 2011 revenue was the highest quarterly and annual revenue for the Reis Services business in its history. It also marks the seventh consecutive quarterly increase in revenue over the prior year’s corresponding quarter. There can be no assurance that our revenues will continue to grow at this pace, on a consecutive quarter and annual basis, on a year over year basis, or at all in the future.

Our annual EBITDA declined by 11.4% from 2009 to 2010 due to additional investments in our business during 2010; it subsequently grew by 14.0% from 2010 to 2011. We may continue to incur additional expenses in the future, such as marketing and product development expenses, with the expectation that it will result in revenue growth in the future; however, such additional expenses could result in reduced profitability or margins or negatively impact liquidity in the near term, and if not successful, may negatively impact margins and liquidity in the long term. There can be no assurance that we will be able to maintain or grow EBITDA or EBITDA margins in the future.

If our growth rates decline, or if revenue and/or EBITDA decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline.

We must continue to obtain information from multiple sources.

The quality of our databases supporting our Reis SE and ReisReports product offerings depends substantially on information provided by a large number of sources, including commercial real estate brokers, agents and property owners, as well as from public sources, such as tax assessors, deed recorders, planning and zoning boards, corporate websites, the business and trade press, and selected third party vendors of business information. If a significant number of these sources chooses not to continue providing information to us, our product could be negatively affected, potentially resulting in an increase in subscriber cancellations and a failure to acquire new subscribers.

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

Our business is sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenues, expenses, operating results or cash flows, such as:

•	periods of economic slowdown or recession in the U.S. or locally;

•	budgetary and financial burdens on our subscribers and potential subscribers;

•	merger, acquisition, failure or government takeover of our subscribers and potential subscribers;

•	governmental intervention in economic policy;

•	inflation;

•	flows of capital into or out of real estate investment in the U.S. or various regions of the U.S.;

•	changes to the manner in which transactions are financed;

•	changes in the risk profile of real estate assets and collateral for financings;

•	changes in levels of rent or appreciation of asset values;

•	changing interest rates;

•	tax and accounting policies;

•	the cost of capital;

•	costs of construction;

•	lower consumer confidence;

•	war, terrorist attacks or natural disasters; or

•	the public perception that any of these conditions may occur.

If our subscribers choose not to use Reis SE because of any of these factors, and we are not successful in attracting new subscribers, our revenues, expenses, operating results, cash flows or stock price could be negatively affected.

Our success depends on our ability to introduce new or upgraded services or products.

To continue to attract new subscribers, we may need to introduce new products or services. We may choose to develop new products and services independently or to license or otherwise integrate content and data from or with third parties. The introduction of new products and services could impose costs on our business and require the use of resources, and there is no guarantee that we will continue to be able to access new content and technologies on commercially reasonable terms or at all. If subscribers or potential subscribers do not recognize the value of our new services or enhancements to existing services, operating results could be negatively affected. We may incur significant costs and experience difficulties in developing and delivering these new or upgraded services or products.

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

Our ReisReports offering may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.

Our ReisReports product offering could impose additional burdens on our product development, systems development, sales, marketing and general management resources. During 2012, we expect to continue to expand this product. If we are unable to manage this expansion effectively or if our costs for this effort exceed our expectations, our financial position could be adversely affected. In addition, if we incur additional costs to expand this product and we are not successful in marketing or selling these expanded services, this could have a material adverse effect on our financial position by increasing our expenses without increasing our revenues, adversely affecting our profitability.

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

Our business depends in large measure on the intellectual property utilized in our methodologies, software and database. We rely on a combination of trademark, trade secret and copyright laws, registered domain names, contracts which include non-disclosure provisions, work-for-hire provisions, and technical security measures to protect our intellectual property rights. However, we do not hold Federal registrations covering all of our trademarks and copyrightable materials. We also do not own any patents or patent applications. Our business could be significantly harmed if we do not continue to protect our intellectual property. The same would be true if claims are made against us alleging infringement of the intellectual property rights of others. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle, and could require the expenditure of substantial amounts of time and/or money.

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

Our operations depend upon our ability to maintain and protect our computer systems. While we believe that our systems, most of which are redundant and independent systems in separate locations, are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, computer viruses, vandalism, fire, floods, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similarly damaging events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or block our ability to provide services, which could significantly impact our business.

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

As part of our subscriber registration process, our subscribers agree to receive emails and other communications from us. In addition, we use email and other online marketing techniques to reach potential subscribers, particularly for our ReisReports product. We may be subject to restrictions on our ability to communicate through email and phone calls, even with existing subscribers. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by Federal and state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on our web sites, the information or services we provide, or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties, or damage our reputation, or could increase our costs or make our services less attractive.

Our revenue, expenses, operating results and cash flows are subject to fluctuations.

Our revenues, expenses, operating results and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

•	obtaining new subscribers and retaining existing subscribers;

•	changes in our marketing or other corporate strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	changes in the volume, timing or price of custom data deliverables;

•	costs related to acquisitions of businesses or technologies; and

•	other factors outside of our control.

We may be subject to tax audits or other procedures concerning our tax collection policies.

We do not collect sales or other similar taxes in states other than New York. However, one or more states (other than New York) may seek to impose sales tax collection obligations on out-of-state companies, such as Reis, which engage in online commerce. A successful assertion that we should collect sales, use or other taxes on the sale of products or services into these states could subject us to liability for current or past taxes due, and could increase the effective price of our products and services, which could harm our business.

If we are not able to successfully identify or integrate future acquisitions, our business operations and financial condition could be adversely affected, and future acquisitions may divert management’s attention and consume significant resources.

We may in the future attempt to further expand our markets and services in part through acquisitions of complementary businesses, services, databases and technologies. Mergers and acquisitions are inherently risky, and we cannot assure you that future acquisitions, if any, will be successful. The successful execution of any future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions, to the extent that the Company requires cash in excess of amounts it may then have on its balance sheet at that time. Any such acquired businesses would generally be subject to the other risks described under this “Risks Related to the Reis Services Business and the Information Services Industry Generally” section.

Failure to manage and successfully integrate acquired businesses could harm our business. In addition, if we finance acquisitions by incurring additional debt, our financial condition or liquidity could be adversely impacted. If we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, existing stockholders’ ownership may be diluted.

Risks Related to Our Discontinued Operations (Residential Development Activities)

We may be exposed to risks associated with the development, construction and sale of residential units, and the ownership of real property generally.

Reis may be exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. Claims related to environmental remediation, dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to Reis’s results of operations and financial condition. See “Item 3. Legal Proceedings” for information on current litigation relating to the Company’s Gold Peak condominium project.

Risks Related to Ownership of Our Common Stock, Our Capital Structure and Reis Generally

Our common stock is thinly traded and there may continue to be little or no liquidity for shares of our common stock.

Historically, our common stock has been thinly traded, and an active trading market for our common stock may not develop. In the absence of an active public trading market, investors trying to sell their shares may find it difficult to find buyers for their shares at prices quoted in the market or at all.

Our board of directors, or Board, may authorize transactions with respect to our common stock. These transactions may include a reverse stock split or odd-lot or other share repurchase programs. Between December 2008 and August 2011, our Board authorized the repurchase of an aggregate of $5,000,000 of our common stock. Repurchases through December 31, 2011 resulted in the cumulative repurchase of approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008. At December 31, 2011, approximately $551,000 remained available for repurchases under the existing authorizations. All decisions regarding any such authorizations to repurchase stock will be at the discretion of our Board and will be evaluated from time to time in light of the Company’s liquidity and anticipated cash needs, the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, applicable law and other factors deemed relevant. If we effect any such repurchases, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding. In addition, a share repurchase program requires the payment of cash by Reis to stockholders, which could adversely impact our liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

Our executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they may take actions which may not be in the best interest of other stockholders.

The executive officers and directors of Reis in the aggregate beneficially owned approximately 23.3% of Reis’s outstanding common stock as of December 31, 2011. Of this total, Lloyd Lynford and Jonathan Garfield, each of whom is an executive officer and a director of the Company, beneficially owned 11.6% and 7.9%, respectively. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control might be seen as beneficial to other Reis stockholders.

Our business depends on retaining and attracting capable management and operating personnel.

The implementation and development of Reis’s business plan require the skills and knowledge of our senior executives, as well as our sales, technology and operational personnel. Reis may not be able to offset the impact of the loss of the services of these individuals or other key officers or employees because its business requires skilled management, as well as technical, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in the information industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse impact on Reis.

Although Reis uses various incentive programs to retain and attract key personnel, these measures may not be sufficient to either attract or retain, as applicable, the personnel required to ensure our success. In addition, grants and issuances pursuant to our equity incentive plans may result in dilution to Reis stockholders.

The loss of one or more of our senior executives, or our sales, technology or operational personnel, could have a material adverse impact on the continuing operations of Reis and could adversely affect the market price of Reis’s common stock.

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

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, unless waived by the then existing board. The Board may approve certain transactions or exempt certain interested stockholders at any time prior to a party becoming an interested stockholder. At December 31, 2011, there were no exemptions from the Maryland statute.

Increases in interest rates would increase our interest expense.

As of December 31, 2011, we had approximately $5,691,000 of variable rate debt outstanding. During the year ended December 31, 2011, the interest rate on our debt was LIBOR + 1.50% and ranged from a low of 1.69% to a high of 1.85% during the year, based upon changes in the 30 day LIBOR. The 30 day LIBOR was 0.30% at December 31, 2011.

We may incur additional indebtedness in the future. If interest rates increase, so will our interest costs, which may have a material adverse effect on our business, results of operations, cash flows and financial condition. In the past, we limited our exposure to significant interest rate increases by purchasing interest rate caps. In deciding whether to purchase interest rate caps or other hedging instruments, we weigh the value of protection against significant increases in interest rates against the cost of such instruments. Based on the December 31, 2011 debt balance, a 1% increase in the base interest rate on our variable rate debt would result in approximately $57,000 of additional interest being incurred on an annualized basis.

Declines in operational performance could cause financial covenants to be violated on our outstanding debt.

At December 31, 2011, the outstanding balance of the Reis Services Bank Loan was approximately $5,691,000. Provisions in the Bank Loan impose restrictions on Reis Services’s ability to, among other things:

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

The credit agreement also contains other customary covenants, including covenants which require Reis Services to meet specified financial ratios and financial tests. If Reis Services were not able to comply with these covenants in the future, the failure to do so may result in the declaration of an event of default. Furthermore, certain events, such as the delisting of our common stock from a national stock exchange or the voluntary or involuntary filing by Reis under any bankruptcy, insolvency or similar law (which is not stayed or dismissed within certain time periods), will cause an event of default. In addition, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement, which would require Reis Services to pay all amounts outstanding. If an event of default occurs, Reis Services may not be able to cure it within any applicable cure period, if at all. If the maturity of this indebtedness is accelerated, Reis Services or Reis may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. In particular, the interest rate under the Bank Loan is significantly lower than the interest rate the Company would likely be able to obtain on new financing. Furthermore, the Bank Loan is secured by Reis Services’s assets and, therefore, these assets would not be available to secure additional credit.

Our ability to use our net tax operating loss carryforwards will be subject to limitation and the generation of taxable income in the future.

The Company has aggregate net operating loss, or NOL, carryfowards aggregating approximately $56,014,000 at December 31, 2011. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation of $2,779,000 per year, whereas the remaining balance of approximately $28,755,000 is not subject to such a limitation. All of these losses may be utilized against consolidated taxable income in the future. The actual ability to utilize the tax benefit of any existing NOLs will be dependent upon the Company’s ability to generate taxable income in the future, if at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2011, the Company leases approximately 38,000 square feet of space in New York, New York under two leases, both of which expire in September 2016.

Item 3. Legal Proceedings.

Reis, Inc. and two of its subsidiaries (Gold Peak at Palomino Park, LLC (“GP LLC”) and Wellsford Park Highlands Corp. (“WPHC”)) are the subject of a suit brought by the homeowners’ association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to alleged design and construction defects at the Gold Peak project. The construction manager/general contractor for the project (not affiliated with Reis) and two former officers of Reis, Inc. (one of whom was also a director) have also been named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19 million. Trial commenced on February 21, 2012 and a verdict is expected in mid-March 2012.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy that covers the Company (including its subsidiaries) and its former officers, the construction manager/general contractor and the subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9 million (and possibly $12 million) of coverage is available for this claim. The insurer has taken the position that only $3 million of coverage is provided. The Company has filed suit against this insurer, alleging failure to cover this claim, bad faith and other related causes of action. The Company has also brought a separate claim against the architect and a third party inspector engaged at Gold Peak, and is also seeking coverage under additional applicable insurance policies maintained by the Company, co-defendants or others.

Neither GP LLC nor WPHC has substantial assets or other ability to pay (other than the “WRAP” insurance policy described above). The plaintiff is seeking to hold Reis, Inc. directly liable as the developer of the project and, if successful against one or more of GP LLC or WPHC, will seek to hold Reis, Inc. indirectly liable through a “piercing the corporate veil” theory. Separately, Reis, Inc. would likely have indemnification obligations to its former officers/directors, to the extent either or both of these individuals is held liable.

The Company believes that it and its co-defendants have valid defenses to some or all of the plaintiff’s allegations (including attempts to hold Reis, Inc. directly or indirectly liable), that insurance will cover some or all of any eventual settlement or judgment, and that the defendants other than Reis, Inc., GP LLC, WPHC and the former officers, are likely to be liable for some of any remaining settlement judgment amount. Although not factored into the Company’s assessment of this case for purposes of reserves, in the event of an adverse judgment, the Company would expect to appeal, and would continue to pursue all available remedies against applicable insurers or other parties at fault.

Based on pre-trial disclosures and the positions of the parties’ experts, it is likely that a judgment of at least $6.7 million (plus approximately $1 million of the plaintiff’s costs) will be entered against GP LLC. In the event of such a judgment against GP LLC and/or WPHC (but without a finding of liability against Reis, Inc. or the former officers), the Company would be under no obligation to fund any shortfall by GP LLC or WPHC.

At this time, the low end of the Company’s expected range of net exposure is believed to be approximately $4,740,000. The Company has recorded a charge of approximately $4,460,000 in discontinued operations at December 31, 2011. The $4,740,000 amount reflects the $7,740,000 minimum exposure referred to above, net of minimum expected insurance recovery of $3,000,000, all of which is reflected in discontinued operations on the December 31, 2011 balance sheet. It is possible that a settlement or judgment in this matter could involve the payment by the Company of an amount that could be material to the Company’s reportable income (loss) from discontinued operations, net income, its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

Item 4. [Reserved.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the NASDAQ Global Market under the symbol “REIS.” As of December 31, 2011, there were approximately 362 holders of record of our common stock. This number does not reflect beneficial holders of our common stock through accounts maintained at participants in The Depository Trust Company.

The high and low sales prices per share for our common stock for each quarter in the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
Quarter	High	Low	High	Low

First	$7.92	$6.40	$6.49	$5.52
Second	$9.97	$7.44	$6.94	$5.30
Third	$10.96	$8.43	$6.95	$5.80
Fourth	$10.00	$8.26	$7.25	$6.09

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2006 through December 31, 2011, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group, due to the limited number of issuers in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2006, and (2) reinvestment of dividends. The total return for Reis common stock from December 31, 2006 to December 31, 2011 was a gain of approximately 21.3% versus a gain of approximately 0.7% for the Russell 2000 and a loss of 1.2% for the S&P 500.

Dividends

The Company did not declare or distribute any dividends during the years ended December 31, 2011 or 2010.

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

Issuer Purchases of Equity Securities

Between December 2008 and June 2010, the Board authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which approximately $551,000 remained available as of December 31, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” During the fourth quarter of 2011, the Company repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2011 to October 31, 2011	6,000	$8.82	6,000	$559,000
November 1, 2011 to November 30, 2011	—	$—	—	$559,000
December 1, 2011 to December 31, 2011	811	$8.93	811	$551,000

From the inception of the share repurchase programs in December 2008 through December 31, 2011, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

Other Security Information

For additional information concerning the Company’s capitalization, see Note 10 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of those common shares of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2011 were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.

The following table presents selected financial data for the Company and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements included herein starting at Page F-1. For the periods presented, this information conforms with the current financial statement presentation which segregates the assets and liabilities, as well as the operating results of the Company’s Residential Development Activities segment, and other related costs, as a discontinued operation.

Consolidated information related to the operations or cash flows for year ended December 31, 2007 has been excluded from the table as during that year, from the period January 1, 2007 to May 31, 2007, the Company was reporting under the liquidation basis of accounting. As a result of the Merger, the Company commenced reporting on the going concern basis of accounting for the period June 1, 2007 to December 31, 2007. Inclusion of the information for 2007 would not provide any meaningful historic or trend information of the continuing business of the Company for this form requirement.

(amounts in thousands, except per share data)
	For the Years Ended December 31,
Consolidated Statements of Income:	2011	2010	2009	2008

Subscription revenue	$27,180	$24,198	$23,892	$25,851
Income from continuing operations (A)	$4,861	$465	$1,028	$2,599
Net income (loss) (A)(B)	$1,886	$668	$1,004	$(7,480)

Per share amounts – basic:
Income from continuing operations	$0.46	$0.04	$0.10	$0.24
Net income (loss)	$0.18	$0.06	$0.09	$(0.68)

Per share amounts – diluted:
Income from continuing operations	$0.45	$0.04	$0.09	$0.17
Net income (loss)	$0.17	$0.06	$0.09	$(0.70)

	December 31,
Consolidated Balance Sheets:	2011	2010	2009	2008	2007

Cash	$22,153	$20,164	$22,735	$24,152	$23,238
Total assets	$111,218	$106,688	$112,204	$120,438	$144,848
Total debt from continuing operations (C)	$5,691	$11,250	$19,463	$23,153	$24,828
Total stockholders’ equity	$77,510	$74,292	$73,321	$73,667	$79,699

	December 31,
Consolidated Statements of Cash Flows:	2011	2010	2009	2008

Net cash provided by (used in):
Operating activities	$11,961	$9,665	$11,638	$15,277
Investing activities	$(3,623)	$(2,647)	$(1,438)	$(4,318)
Financing activities	$(6,349)	$(9,589)	$(11,617)	$(10,045)

(A)

The 2011 amounts reflect a tax benefit of $4,075 in income from continuing operations and net income from the reversal of a valuation allowance recorded against a portion of the Company’s net operating loss carryforwards.

(B)

The 2011 amount reflects a litigation charge of $4,460, which was recorded in income (loss) from discontinued operations at December 31, 2011. See “Item 3. Legal Proceedings” for information on current litigation relating to the Company’s Gold Peak condominium project.

(C)	Reductions in total debt from continuing operations reflects repayments made in each period. This debt expires in September 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Organization and Business

Reis, Inc. is a Maryland corporation. The Company’s primary business is providing commercial real estate market information and analytical tools for its subscribers, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution and flex/research & development properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Prior to May 2007, Reis operated as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011. See “Item 3. Legal Proceedings.”

The Company has determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

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

	0000000	0000000	0000000	0000000
(amounts in thousands, excluding percentages)
	For the Three Months Ended
	December 31,			Percentage
	2011	2010	Increase	Increase

Revenue	$6,979	$6,167	$812	13.2%
EBITDA	$2,748	$2,407	$341	14.2%
EBITDA margin	39.4%	39.0%

	For the Three Months Ended
	December 31, 2011	September 30, 2011	Increase	Percentage Increase

Revenue	$6,979	$6,747	$232	3.4%
EBITDA	$2,748	$2,722	$26	1.0%
EBITDA margin	39.4%	40.3%

	For the Years Ended
	December 31,			Percentage
	2011	2010	Increase	Increase

Revenue	$27,180	$24,198	$2,982	12.3%
EBITDA	$10,837	$9,503	$1,334	14.0%
EBITDA margin	39.9%	39.3%

	For the Years Ended			Percentage
	December 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)

Revenue	$24,198	$23,892	$306	1.3%
EBITDA	$9,503	$10,721	$(1,218)	(11.4%)
EBITDA margin	39.3%	44.9%

Reis Services’s revenue for both the three months and year ended December 31, 2011 represents the highest quarterly and annual revenue for the business. Reis Services’s quarterly revenue increased by approximately $812,000, or 13.2%, from the fourth quarter of 2010 to the fourth quarter of 2011. This revenue increase over the corresponding prior quarterly period is the seventh consecutive quarterly increase in revenue over the prior year’s corresponding quarter. The increase in 2011 annual revenue was approximately $2,982,000, or 12.3%, from the year ended December 31, 2010. The fourth quarter and annual revenue increases reflect: (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate improved to 93% at December 31, 2011 as compared to 91% for the trailing twelve months ended December 31, 2010 (for institutional subscribers, the renewal rates improved to 95% at December 31, 2011 from 93% at December 31, 2010); (2) additional new business; (3) sales from ReisReports; and (4) the cumulative impact of the strength of contract signings in 2010 and throughout 2011. Regarding contract signings, both the fourth quarter and annual 2011 periods represent the highest dollar value of contracts booked for a quarter and for a year in the Company’s history.

Revenue increased by approximately $306,000, or 1.3%, from the year ended December 31, 2009 to December 31, 2010. In general, the improving revenue results in the 2010 period over the 2009 annual period reflect (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate improved to 91% at December 31, 2010 as compared to 86% at December 31, 2009; (2) reduced budgeting constraints by current and prospective subscribers, which during 2008 and 2009 negatively impacted renewal rates and pricing on subscription contracts entered into at that time; and (3) the cumulative impact of the strength of contract signings beginning in the fourth quarter of 2009 and continuing throughout 2010.

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

Our contract pricing model is based on actual and projected report consumption; we believe it is generally not as susceptible to economic downturns and personnel reductions at our subscribers as a model based upon individual user licenses. We typically impose contractual restrictions limiting our immediate exposure (during existing contract terms) to revenue reductions due to mergers and consolidations. However, we have been, and we may in the future be impacted by consolidation among our subscribers and potential subscribers, or in the event that subscribers enter bankruptcy or otherwise go out of business.

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at December 31, 2011 and 2010, respectively.

	000000000000000	000000000000000	000000000000000	000000000000000
				Percentage
	December 31,		Increase (Decrease)	Increase (Decrease)
	2011	2010

Deferred revenue (GAAP basis)	$15,707,000	$15,446,000	$261,000	1.7%
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	10,871,000	11,707,000	(836,000)	(7.1)%

Aggregate Revenue Under Contract	$26,578,000	$27,153,000	$(575,000)	(2.1)%

(A)

Amounts are billable subsequent to December 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at December 31, 2011 was approximately $20,064,000 related to amounts under contract for the forward twelve month period through December 31, 2012. The remainder reflects amounts under contract beyond December 31, 2012. The forward twelve month Aggregate Revenue Under Contract amount is approximately 74% of revenue on a trailing twelve month basis at December 31, 2011 of approximately $27,180,000. For comparison purposes, at December 31, 2010 and 2009, the forward twelve month Aggregate Revenue Under Contract of $19,527,000 and $16,127,000, respectively, as a percentage of that year’s revenue was approximately 81% and 68%, respectively.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed; (2) the quantity and timing of contracts that are multiyear; and (3) the impact of recording revenue ratably over the life of a contract, which moderates the effect of price increases after the first year. These influences resulted in a minor 2.1% reduction in Aggregate Revenue Under Contract and a modest 1.7% increase in deferred revenue from December 31, 2010 to December 31, 2011.

EBITDA of Reis Services for the three months ended December 31, 2011 was $2,748,000, an increase of $341,000, or 14.2%, over the fourth quarter 2010 amount. EBITDA of Reis Services for the year ended December 31, 2011 was $10,837,000, an increase of $1,334,000, or 14.0%, over the corresponding 2010 period. These increases are directly influenced by the 13.2% and 12.3% increases in revenue for the three months and year ended December 31, 2011 over 2010, respectively, as described above, while maintaining EBITDA margins for the Reis Services segment at approximately 40%. On a consecutive quarter basis, EBITDA of Reis Services increased $26,000, or 1.0%, in the fourth quarter 2011 from the third quarter 2011. This increase is attributable to $232,000 of revenue growth on a consecutive quarter basis, partially offset by increased compensation expense for sales commissions in the fourth quarter which is consistent with the timing of increased contracts in the fourth quarter.

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

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. EBITDA and Adjusted EBITDA are presented both for the Reis Services business and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and to make assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services business. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income, income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.

Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended December 31, 2011	Reis Services	Other (A)	Consolidated

Income from continuing operations			$4,372
Income tax (benefit)			(4,075)

Income (loss) before income taxes and discontinued operations	$1,370	$(1,073)	297
Add back:
Depreciation and amortization expense	1,334	2	1,336
Interest expense, net	44	—	44

EBITDA	2,748	(1,071)	1,677
Add back:
Stock based compensation expense, net	—	537	537

Adjusted EBITDA	$2,748	$(534)	$2,214

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Year Ended December 31, 2011	Reis Services	Other (A)	Consolidated

Income from continuing operations			$4,861
Income tax (benefit)			(4,075)

Income (loss) before income taxes and discontinued operations	$5,500	$(4,714)	786
Add back:
Depreciation and amortization expense	5,135	4	5,139
Interest expense (income), net	202	(5)	197

EBITDA	10,837	(4,715)	6,122
Add back:
Stock based compensation expense, net	—	2,204	2,204

Adjusted EBITDA	$10,837	$(2,511)	$8,326

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended December 31, 2010	Reis Services	Other (A)	Consolidated

Income from continuing operations			$564
Income tax (benefit)			(157)

Income (loss) before income taxes and discontinued operations	$1,117	$(710)	407
Add back:
Depreciation and amortization expense	1,220	—	1,220
Interest expense (income), net	70	(2)	68

EBITDA	2,407	(712)	1,695
Add back:
Stock based compensation expense, net	—	511	511

Adjusted EBITDA	$2,407	$(201)	$2,206

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Year Ended December 31, 2010	Reis Services	Other (A)	Consolidated

Income from continuing operations			$465
Income tax (benefit)			(220)

Income (loss) before income taxes and discontinued operations	$4,433	$(4,188)	245
Add back:
Depreciation and amortization expense	4,769	4	4,773
Interest expense (income), net	301	(17)	284

EBITDA	9,503	(4,201)	5,302
Add back:
Stock based compensation expense, net	—	1,712	1,712

Adjusted EBITDA	$9,503	$(2,489)	$7,014

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Year Ended December 31, 2009	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,028
Income tax expense			6

Income (loss) before income taxes and discontinued operations	$5,397	$(4,363)	1,034
Add back:
Depreciation and amortization expense	4,916	50	4,966
Interest expense (income), net	408	(13)	395

EBITDA	10,721	(4,326)	6,395
Add back:
Stock based compensation expense, net	—	1,570	1,570

Adjusted EBITDA	$10,721	$(2,756)	$7,965

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended September 30, 2011	Reis Services	Other (A)	Consolidated

Income from continuing operations			$289
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$1,357	$(1,068)	289
Add back:
Depreciation and amortization expense	1,318	1	1,319
Interest expense (income), net	47	(2)	45

EBITDA	2,722	(1,069)	1,653
Add back:
Stock based compensation expense, net	—	446	446

Adjusted EBITDA	$2,722	$(623)	$2,099

(A)

Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations (residential development activities) are excluded from these reconciliations for all periods presented.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2011 and 2010

Subscription revenues and related cost of sales were approximately $27,180,000 and $6,305,000, respectively, for the year ended December 31, 2011, resulting in a gross profit for the Reis Services segment of approximately $20,875,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,410,000 during this period. Subscription revenues and related cost of sales were approximately $24,198,000 and $5,845,000, respectively, for the year ended December 31, 2010, resulting in a gross profit for the Reis Services segment of approximately $18,353,000. Amortization expense included in cost of sales was approximately $2,259,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $460,000 is primarily a result of increased database amortization expense of $151,000 and higher employment related costs from hiring during 2010 and 2011, coupled with wage and benefit cost increases over the 2010 period.

Sales and marketing expenses were approximately $6,704,000 and $6,057,000 for the years ended December 31, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $992,000 and $1,001,000 during the years ended December 31, 2011 and 2010, respectively. The increase in sales and marketing expenses between the two periods of approximately $647,000 generally reflects increased commissions and employment related costs from hiring during 2010 and 2011, coupled with wage and benefit cost increases over the 2010 period.

Product development expenses were approximately $2,093,000 and $1,811,000 for the years ended December 31, 2011 and 2010, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $1,084,000 and $874,000 during the year ended December 31, 2011 and 2010, respectively. Product development expenses increased approximately $282,000, primarily due to a net increase in amortization expense of approximately $210,000 from web site costs capitalized and amortization expense commencing in the period for the ReisReports web site and other significant product introductions and improvements in 2010 and 2011, in excess of Merger related purchase price allocations that were fully amortized in 2010.

General and administrative expenses of approximately $11,095,000 for the year ended December 31, 2011 include current period expenses of approximately $8,237,000, depreciation and amortization expense of approximately $654,000 for lease value and furniture, fixtures and equipment, and approximately $2,204,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $2,083,000 and an approximate $121,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $9.12 per share at December 31, 2011. General and administrative expenses of approximately $9,956,000 for the year ended December 31, 2010 include current period expenses of approximately $7,605,000, depreciation and amortization expense of approximately $639,000 for lease value and furniture, fixtures and equipment, and approximately $1,712,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,658,000 and an approximate $54,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $7.03 per share at December 31, 2010. Excluding the non-cash expenses, the increase in general and administrative expenses of approximately $632,000 is primarily a result of increased rent related costs for additional office space, compensation increases and higher benefit costs over the 2010 period.

Interest expense of approximately $274,000 for the year ended December 31, 2011 includes interest and cost amortization on the Bank Loan of approximately $272,000 and interest on other debt of $2,000. Interest expense of approximately $407,000 for the year ended December 31, 2010 includes interest and cost amortization on the Bank Loan of approximately $394,000 and interest on other debt of approximately $13,000. The lower expense in 2011 is the result of lower outstanding balances in the 2011 period.

The income tax benefit from continuing operations during the year ended December 31, 2011 of $4,075,000 reflects a deferred Federal benefit of approximately $3,606,000 and a deferred state tax benefit of approximately $469,000 as a result of the partial release of the Company’s valuation allowance against certain deferred tax assets. In the fourth quarter of 2011, the Company reversed the valuation allowance recorded against a portion of its NOL carryforwards. The decision to reverse this amount of the valuation allowance was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized. The income tax benefit from continuing operations during the year ended December 31, 2010 of $220,000 reflects the resolution of an unrecognized tax benefit as a result of the expiration of the applicable state’s statute of limitations.

The 2011 (loss) from discontinued operations of $(2,975,000) reflects a charge of $4,460,000 recorded at December 31, 2011 in connection with the construction defect litigation at our Gold Peak development project (as more fully described in “Item 3. Legal Proceedings”), offset by a gain on the sale of the East Lyme project in a bulk transaction in April 2011 of $1,242,000 and net other income of $243,000, primarily from the release of unused warranty accruals on home sales at the East Lyme project. The 2010 income from discontinued operations of $203,000 primarily reflects the sale of the Claverack project in a bulk transaction in February 2010 for a gain of $263,000, the sale of one home and two lots at East Lyme in 2010 and the reversal of certain employment related contractual obligations for amounts less than prior period accruals, offset by operating expenses and related general and administrative expenses.

Comparison of the Results of Operations for the Years Ended December 31, 2010 and 2009

Subscription revenues and related cost of sales were approximately $24,198,000 and $5,845,000, respectively, for the year ended December 31, 2010, resulting in a gross profit for the Reis Services segment of approximately $18,353,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,259,000 during this period. Subscription revenues and related cost of sales were approximately $23,892,000 and $5,568,000, respectively, for the year ended December 31, 2009, resulting in a gross profit for the Reis Services segment of approximately $18,324,000. Amortization expense included in cost of sales was approximately $2,172,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $277,000 is primarily a result of: (1) additional amortization expense for the database intangible asset; (2) the effect of increased employee benefits costs; (3) wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced, and a return in 2010 expenses to base salary increases and a normalized employee bonus level; (4) hiring during 2010; and (5) an increase in bad debt expense over the prior period.

Sales and marketing expenses were approximately $6,057,000 and $5,306,000 for the years ended December 31, 2010 and 2009, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $1,001,000 and $1,008,000 during the years ended December 31, 2010 and 2009, respectively. The increase in sales and marketing expenses between the two periods of approximately $751,000 generally reflects a larger sales force in the 2010 period and increased commissions in 2010 over 2009 consistent with the increase in sales activity in the 2010 period. Additionally, the increase in 2010 expenses over 2009 expenses reflects wage increases for existing employees, as 2009 wages were frozen and bonus levels were reduced, and 2010 expenses reflect a return to base salary increases and a normalized employee bonus level. Also, the 2010 balance includes the effect of increased employee benefit costs and marketing for ReisReports.

Product development expenses were approximately $1,811,000 and $1,818,000 for the years ended December 31, 2010 and 2009, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $874,000 and $990,000 during the years ended December 31, 2010 and 2009, respectively. Product development expenses decreased $7,000, primarily due to a net reduction in amortization expense from web site costs capitalized at the time of the Merger as part of the purchase price allocation that were fully amortized in 2010, accounting for $116,000 of the decrease, offset by cost increases from new product initiatives, coupled with compensation and benefit cost increases as described above.

General and administrative expenses of $9,956,000 for the year ended December 31, 2010 include current period expenses of $7,605,000, depreciation and amortization expense of $639,000 for lease value and furniture, fixtures and equipment, and approximately $1,712,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,658,000 and an approximate $54,000 increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $6.15 per share at December 31, 2009 to $7.03 per share at December 31, 2010. General and administrative expenses of $9,769,000 for the year ended December 31, 2009 include current period expenses of $7,402,000, depreciation and amortization expense of $797,000 for lease value and furniture, fixtures and equipment, and approximately $1,570,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,431,000 and an approximate $139,000 increase in the reserve for option liability due to an increase in the market price of the Company’s common stock from $5.00 per share at December 31, 2008 to $6.15 per share at December 31, 2009. Excluding the non-cash items, the increase in general and administrative expenses of $203,000 is primarily the result of a return to base salary increases and normalized employee bonus levels in 2010.

Interest and other income was $123,000 and $156,000 for the years ended December 31, 2010 and 2009, respectively, and primarily reflects interest earned on cash. Interest rates in the 2010 period were significantly lower than in the 2009 period and the Company had a lower average cash balance in 2010 as compared to 2009, due in part to mandatory amortization and discretionary prepayments on the Bank Loan.

Interest expense of $407,000 for the year ended December 31, 2010 includes interest and cost amortization on the Bank Loan of $394,000 and interest on other debt of $13,000. Interest expense of $552,000 for the year ended December 31, 2009 includes interest and cost amortization on the Bank Loan of $524,000 and interest on other debt of $28,000. The reduction in interest expense reflects the reduction in the outstanding debt balance in the 2010 period as compared to the 2009 period.

The income tax benefit from continuing operations during the year ended December 31, 2010 of $220,000 reflects the resolution of an unrecognized tax benefit as a result of the expiration of the applicable state’s statute of limitations. The income tax expense for the year ended December 31, 2009 of $6,000 results from current state and local taxes of $31,000, offset by a net current Federal alternative minimum tax, or AMT, benefit of $25,000.

Income (loss) from discontinued operations, net of income tax expense, was approximately $203,000 and ($24,000) during the years ended December 31, 2010 and 2009, respectively. The 2010 income from discontinued operations primarily reflects the sale of the Claverack project in a bulk transaction in February 2010 for a gain of $263,000, the sale of one home and two lots at East Lyme in 2010 and the reversal of certain employment related contractual obligations for amounts less than prior period accruals, offset by operating expenses and related general and administrative expenses. The 2009 (loss) from discontinued operations primarily reflects operating costs of the Residential Development Activities segment and related general and administrative costs in excess of gains from sales of homes or lots at East Lyme or condominium units at the Gold Peak projects.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $4,008,000 at December 31, 2011, of which $323,000 is reflected as a net current asset and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets. The net deferred tax liability was approximately $67,000 at December 31, 2010 and was reflected as a non-current liability in the accompanying consolidated balance sheets. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; and (3) stock based compensation, as they relate to 2011 and 2010; (4) liability reserves at December 31, 2011; (5) the tax benefit of impairment charges before allowances at December 31, 2010, all as they relate to deferred tax assets; and (6) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $56,014,000 and $46,586,000 at December 31, 2011 and 2010, respectively. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust and the Company’s operating losses prior to the Merger. At December 31, 2011 and 2010, approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,755,000 and $19,327,000, respectively, is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change. The Company believes that the COBE requirement was met through the required two year period subsequent to the ownership change, and utilized an aggregate of approximately $5,760,000 of these pre-Merger NOLs in its Federal tax return filings for 2008 and 2009, with appropriate disclosure.

The Internal Revenue Service (“IRS”) recently completed an audit of the Company’s 2009 Federal income tax return. The 2009 tax year included the end of the two year period subsequent to the Merger. The IRS issued a no change letter related to the Company’s 2009 tax return, thereby accepting the Company’s position that the two year COBE requirement was met. Consequently, at December 31, 2010, the Company has restored approximately $33,019,000 of NOLs, the tax benefit of which is approximately $13,631,000 with an equal amount of valuation allowance. There was no impact to the December 31, 2010 consolidated balance sheet or statements of income as a result of this event.

The Company does not have any near-term expirations of NOLs; the next NOL expiration is in 2017 for approximately $5,500,000 of Federal NOLs. Included in Federal and state NOLs is approximately $388,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $17,092,000 and $21,884,000 at December 31, 2011 and 2010, respectively, was necessary. The allowance at December 31, 2011 relates primarily to NOL carryforwards, AMT credits and liability reserves, and at December 31, 2010, relates primarily to NOL carryforwards, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The decrease in the allowance in 2011 is primarily attributable to the release of valuation allowance against deferred assets expected to be utilized in the next three years, as discussed above, of $4,075,000, a reduction in the effective tax rate utilized by the Company (approximately $1,850,000), and utilizing the tax loss on the sale of the Company’s East Lyme project for which an allowance was provided for, related to the net liability in 2010, offset by the allowance provided for the net litigation liability at December 31, 2011.

As part of its assessment to reduce a portion of the valuation allowance and reflect deferred tax assets on the consolidated balance sheet at December 31, 2011, management considered many factors, including: the completion of sales in 2011 of assets in its Residential Development Activities segment; the trend of pre-tax income from both continuing operations and income before taxes, on a consolidated basis (without consideration of discontinued operations reporting); and the predictability of future pre-tax income for the next three years. Based upon these factors, and consideration of uncertainties that could affect the ultimate usability of the deferred tax assets, management has concluded to record an aggregate deferred tax asset of $4,008,000 at December 31, 2011. In order to be able to realize the deferred tax assets in the future, the Company considered its historic trend in revenue and EBITDA growth rates, the expected level of future amortization and depreciation expense and the expectation that there should be minimal financial impact from the discontinued operations. If revenue and EBITDA growth is not achieved to the extent expected, or at all, if EBITDA margins materially decline, or if material losses occur as a result of litigation from any of our former development projects, the ability to fully utilize these assets in the next three years, could be affected. There is no expectation of future taxable income being derived from a source other than ordinary and recurring operations of the Company’s business to be able to utilize deferred tax assets. Management was unable to conclude that all of its deferred tax assets would be realized, and therefore has maintained a valuation allowance of approximately $17,092,000 at December 31, 2011. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

The Company’s reserve for unrecognized tax benefits, including estimated interest and penalties, was approximately $145,000 at December 31, 2011 and 2010. The reserve reductions in 2010 primarily resulted from the resolution of unrecognized tax benefits and the related estimate for interest and penalties, offset by interest accruals on other unrecognized items. Interest and penalties related to these tax provisions were included in general and administrative expenses and included a benefit of $199,000 in 2010, for the resolution of related unrecognized tax benefits in 2010, and an expense of $80,000 in 2009. No additional expense was recorded in 2011.

Liquidity and Capital Resources

Cash and cash equivalents aggregated approximately $22,153,000 at December 31, 2011, including approximately $18,505,000 in the Reis Services segment. Management considers such amounts to be adequate and expects its cash balances to continue to be adequate to meet operating, product development and enhancement initiatives and debt service requirements in both the short and long terms, at both the Reis Services segment and on a consolidated basis. At December 31, 2011, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive (defined as cash and cash equivalents, minus total debt) by approximately $16,462,000 and $12,814,000, respectively. At December 31, 2010, the Company, on a consolidated basis and at the Reis Services segment level, was net cash positive by approximately $8,914,000 and $4,662,000, respectively. Net cash on a consolidated basis and at the Reis Services level grew by approximately $7,548,000 and $8,152,000, respectively, from December 31, 2010 to December 31, 2011, which management believes is a strong indicator of the cash generation power of the Reis Services business model.

At December 31, 2011, the Company’s short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (solely comprised of scheduled principal payments of approximately $5,691,000 on the Bank Loan, which will be paid in full by its September 30, 2012 maturity date); operating leases; remaining warranty costs, insurance deductibles and settlements or judgments related to real estate construction from our discontinued operations; other costs, including public company expenses not included in the Reis Services segment; repurchases of shares of Reis common stock (of which approximately $551,000 remained available at December 31, 2011 pursuant to the August 2011 Board authorization); the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $241,000 at December 31, 2011 based upon the closing stock price of the Company at December 31, 2011 of $9.12 per share); and the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services. The Company expects that in the short term, it will be able to utilize its NOLs and that taxes to be paid will be for alternative state and local taxes, and possibly AMT, but not for Federal income taxes.

If, in connection with the construction defect litigation at our Gold Peak development project (as more fully described in “Item 3. Legal Proceedings”), it is determined that an amount materially in excess of our estimated net reserve of $4,740,000 at December 31, 2011 (aggregate minimum exposure of $7,740,000, net of minimum expected insurance recovery of $3,000,000) is required as a result of settlement or judgment, the Company could, among other alternatives, utilize its available cash and would consider if additional borrowing or bonding is required to satisfy such cash settlement or judgment. Although not factored into the Company’s assessment of this case for purposes of reserves, in the event of an adverse judgment, the Company would expect to appeal, and would continue to pursue all available remedies against applicable insurers or other parties at fault.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; remaining warranty costs and insurance deductibles related to real estate construction from our discontinued operations; other costs, including public company expenses not included in the Reis Services segment; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments during the next few years are expected to be for alternative state and local taxes and AMT, but not for Federal income taxes.

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The balance of the Bank Loan was $5,691,000 and $11,222,000 at December 31, 2011 and 2010, respectively. The interest rate was LIBOR + 1.50% at December 31, 2011 and 2010 (LIBOR was 0.30% and 0.26% at December 31, 2011 and 2010, respectively).

Reis Services is required to make principal payments on the term loan on a quarterly basis in increasing amounts pursuant to the payment schedule provided in the credit agreement. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012. At December 31, 2011 and 2010, the revolving loan portion had expired and the Company did not have the ability to borrow any other additional amounts under the Bank Loan.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00. In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time. Although not required to do so, the Company made additional discretionary prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000). All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity. No discretionary additional prepayments, in excess of minimum repayments, were made during the year ended December 31, 2011.

The loans are secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company. However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement. These ratios have been met; however, no distributions from Reis Services up to the Company were made during 2011, 2010 or 2009.

The Bank Loan required interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan through June 30, 2010. An interest rate cap was purchased for $109,000 in June 2007, which capped LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The cap expired with no value at June 30, 2010.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2011:

0000000000	0000000000	0000000000	0000000000	0000000000
(amounts in thousands)	Payments Due
	For the Years Ended December 31,
Contractual Obligations	2012	2013 and 2014	2015 and 2016	Aggregate

Principal and interest payments for all debt obligations (A)	$5,744	$—	$—	$5,744
Future minimum lease payments	1,594	3,290	2,978	7,862

Total contractual obligations	$7,338	$3,290	$2,978	$13,606

(A)	Includes interest, assuming LIBOR of 0.35% plus 1.50% spread in 2011.

Discontinued Operations Impact on Liquidity

Cash flows from discontinued operations during the years ended December 31, 2011, 2010 and 2009 were primarily related to the sales of assets and the operating costs and related expenses through the dates of sales. Cash flows from discontinued operations were included in the consolidated statement of cash flows in the operating activities section in accordance with the applicable accounting literature. Future cash flows will be solely comprised of the settlement of liabilities and real estate contingencies as described below.

East Lyme

Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres, which we refer to as East Lyme.

The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected in liabilities attributable to discontinued operations in the December 31, 2010 consolidated balance sheet. As a result of the April 2011 bulk sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability. The Company recorded a gain on this transaction in the second quarter of 2011 of approximately $1,242,000, which is included in income from discontinued operations.

The Company sold two lots and one home at East Lyme during the year ended December 31, 2010 for gross sales proceeds of approximately $628,000 and sold three lots and three homes during the year ended December 31, 2009 for gross sale proceeds of approximately $2,087,000, which are included in income from discontinued operations in the respective periods.

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

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. During the year ended December 31, 2009, the Company sold 20 Gold Peak condominium units for gross sales proceeds of approximately $4,973,000. Sales proceeds, cost of sales and any other income or expense from Gold Peak was included in income from discontinued operations.

Real Estate Contingencies

Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects, including those projects described above. Reis has, from time to time, been exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. The impact of these claims on the Company has not been material to date. However, claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations. See “Item 3. Legal Proceedings” for information on current litigation relating to the Company’s Gold Peak condominium project.

Other Items Impacting Liquidity

Issuer Purchases of Equity Securities

Between December 2008 and June 2010, the Board authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which approximately $551,000 remained available as of December 31, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the year ended December 31, 2011, the Company repurchased 50,060 shares of common stock at an average price of $8.96 per share. During the year ended December 31, 2010, the Company purchased 175,232 shares of common stock at an average price of $6.71 per share. During 2009, the Company repurchased 660,444 shares of common stock at an average price of $4.26 per share. From the inception of the share repurchase programs in December 2008 through December 31, 2011, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

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

Certain outstanding options allow the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount, if any, by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounts for these options as liability awards. This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each period, (2) the impact of the exercise and expiration of options and (3) changes in the market price of the Company’s common stock. Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of income.

At December 31, 2011, the liability for option cancellations was approximately $241,000 based upon the difference in the closing stock price of the Company at December 31, 2011 of $9.12 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as liability awards at that date. At December 31, 2010, the liability for option cancellations was approximately $158,000 based upon the difference in the closing stock price of the Company at December 31, 2010 of $7.03 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as liability awards at that date. The Company recorded compensation expense of approximately $121,000, $54,000 and $139,000 for the years ended December 31, 2011, 2010 and 2009, respectively, in general and administrative expenses in the statements of income related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2011, 2010 and 2009, a total of 8,862 options were settled with net cash payments aggregating approximately $38,000, $22,000 and $14,000, respectively.

The liability for option cancellations could materially change from period to period based upon (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative and (2) changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense. In December 2012, an aggregate of 17,724 options accounted for as liability awards are scheduled to expire.

Changes in Cash Flows

Cash flows for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009

Net cash provided by operating activities	$11,960,940	$9,665,189	$11,638,181
Net cash (used in) investing activities	(3,623,162)	(2,647,161)	(1,437,633)
Net cash (used in) financing activities	(6,348,763)	(9,589,481)	(11,617,028)

Net increase (decrease) in cash and cash equivalents	$1,989,015	$(2,571,453)	$(1,416,480)

Comparison of Cash Flows for the Years Ended December 31, 2011 and 2010

Cash flows provided by operating activities increased $2,296,000 from $9,665,000 provided in the 2010 period to $11,961,000 provided in the 2011 period. The increase resulted from: (1) increased collections, driven by revenue growth, while maintaining EBITDA margins at approximately 40% for the Reis Services business; and (2) cash from the sale proceeds of the East Lyme property, mortgage note receivable repayment and escrow releases in 2011 in excess of the 2010 real estate sales and operating activities.

Cash flows used in investing activities increased $976,000 from $2,647,000 used in the 2010 period to $3,623,000 used in the 2011 period. This change primarily resulted from an increase of $770,000 for cash used in the 2011 period as compared to the 2010 period for web site and database development costs from continuing product development and enhancement initiatives and $196,000 of furniture, fixture and equipment additions in 2011 in excess of 2010 additions.

Cash flows used in financing activities decreased $3,240,000 from $9,589,000 used in the 2010 period to $6,349,000 used in the 2011 period. During the 2010 period, $8,028,000 was repaid on the Bank Loan whereas $5,531,000 was repaid in the 2011 period. In the 2010 period, the Company repurchased 175,232 shares of its outstanding common stock for approximately $1,175,000 as compared to 50,060 shares being repurchased in the 2011 period for approximately $449,000. Other debt repayments in the 2010 period exceeded the payments in the 2011 period by $158,000. Payments for option cancellations and restricted stock unit settlements were approximately $389,000 and $240,000 in the 2011 and 2010 periods, respectively. Proceeds from option exercises in the 2011 period exceed the amount in the 2010 period by $8,000, due to a higher exercise price in the 2011 period.

Comparison of Cash Flows for the Years Ended December 31, 2010 and 2009

Cash flows provided by operating activities decreased $1,973,000 from $11,638,000 provided in the 2009 period to $9,665,000 provided in the 2010 period. The decrease in cash flows from operating activities is a function of increased uses of cash in the 2010 period related to accrued expenses due to the timing of payments and settlement of employment and other contractual obligations previously accrued for and a decrease in real estate sales between the two periods. These decreases were offset by an increase in the cash flows from operating activities of the Reis Services segment of $1,910,000, from $9,243,000 provided in the 2009 period to $11,153,000 provided in the 2010 period primarily due to an increase in contract signings in the 2010 period.

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

Discontinued Operations

The Company has determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

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

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. Costs of updating and maintaining information on existing properties in the database are expensed as incurred. The value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three or five years, and during 2010, this ascribed value which had a three year amortizable life was fully amortized. Amortization of all capitalized database costs is charged to cost of sales.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation are estimated based upon market projections for the reporting unit. These market projections utilize a number of estimates and assumptions, such as EBITDA multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step is required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. There was no goodwill impairment identified in 2011, 2010 or 2009. The Company early adopted the qualitative assessment guidance for goodwill in 2011, which did not impact the consolidated financial statements, other than disclosure.

Intagible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2011, 2010 or 2009.

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

Revenue from sales of real estate, including condominium units, single family homes and sales of lots individually or in bulk were recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method was not used for recording sales on condominium units as downpayments were nominal and collectability of the sales price from such a deposit was not reasonably assured until closing.

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

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model. The following table includes the assumptions that were made and the estimated fair value for option grants in 2010 (no option awards were granted during 2011 or 2009):

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk exposure has been to changes in interest rates. This risk may be managed by limiting the Company’s financing exposures, to the extent possible, by purchasing interest rate caps when deemed appropriate.

At December 31, 2011 and 2010, the Company’s only exposure to interest rates was variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010. The following tables present the effect of a 1% increase in the applicable base rates of variable rate debt at December 31, 2011 and 2010, respectively:

(amounts in thousands)	Balance at December 31, 2011	LIBOR at December 31, 2011	Additional Interest Incurred

Variable rate debt:
Bank Loan	$5,691	0.30%	$57	(A)

	Balance at December 31, 2010	LIBOR at December 31, 2010	Additional Interest Incurred

Variable rate debt:
Bank Loan	$11,222	0.26%	$112	(A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

Although the interest rate cap expired at June 30, 2010, our interest rate exposure on the Bank Loan has been limited and will continue to diminish significantly as a result of increased scheduled principal repayments during 2012 through its maturity at September 30, 2012. Management is assessing the need, if any, for replacement financing upon full repayment of the Bank Loan.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based upon this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective in accordance with those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

Edward Lowenthal	67	Chairman of the Board and Director*
Lloyd Lynford	56	Chief Executive Officer, President and Director***
Jonathan Garfield	55	Executive Vice President and Director*
Mark P. Cantaluppi	41	Vice President, Chief Financial Officer
William Sander	44	Chief Operating Officer, Reis Services
Thomas J. Clarke Jr.	55	Director**
Michael J. Del Giudice	69	Director**
Meyer S. Frucher	65	Director*
M. Christian Mitchell	57	Director***
Byron C. Vielehr	48	Director**

*	Term expires during 2012.
**	Term expires during 2013.
***	Term expires during 2014.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference.

Item 11. Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference.

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

10.2

Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). *

10.3

Amendment to Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to page F-13 of Annex F to the Company’s proxy statement/prospectus (File No. 333-139705) filed on May 2, 2007).*

10.4	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 25, 2008). *
10.5	Amended and Restated Reis, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 28, 2011). *
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

10.10

Form of Employee Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 4, 2011).*

10.11	Form of Director Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan.*
14.1

Reis, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).**

*	This document is either a management contract or compensatory plan.
**

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

Dated: March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford	Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2012
Lloyd Lynford

/s/ Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012
Mark P. Cantaluppi

/s/ Edward Lowenthal	Chairman of the Board and Director	March 8, 2012
Edward Lowenthal

/s/ Thomas J. Clarke Jr.	Director	March 8, 2012
Thomas J. Clarke Jr.

/s/ Michael J. Del Giudice	Director	March 8, 2012
Michael J. Del Giudice

/s/ Meyer S. Frucher	Director	March 8, 2012
Meyer S. Frucher

/s/ Jonathan Garfield	Director	March 8, 2012
Jonathan Garfield

/s/ M. Christian Mitchell	Director	March 8, 2012
M. Christian Mitchell

/s/ Byron C. Vielehr	Director	March 8, 2012
Byron C. Vielehr

REIS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Reis, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited Reis, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 8, 2012

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$22,152,802	$20,163,787
Restricted cash and investments	215,405	214,298
Accounts receivable, net	8,597,464	8,961,623
Prepaid and other assets	625,451	384,384
Assets attributable to discontinued operations	3,000,000	2,438,240

Total current assets	34,591,122	32,162,332
Furniture, fixtures and equipment, net	863,309	958,505
Intangible assets, net of accumulated amortization of $19,437,856 and $14,891,406, respectively	17,155,195	18,576,606
Deferred tax asset, net	3,685,420	—
Goodwill	54,824,648	54,824,648
Other assets	98,412	165,868

Total assets	$111,218,106	$106,687,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$5,690,940	$5,531,050
Current portion of other debt	—	27,851
Accrued expenses and other liabilities	3,352,445	2,818,496
Liability for option cancellations	240,515	157,744
Deferred revenue	15,706,851	15,446,248
Liabilities attributable to discontinued operations	8,048,568	1,963,530

Total current liabilities	33,039,319	25,944,919
Non-current portion of Bank Loan	—	5,690,940
Other long-term liabilities	668,456	693,092
Deferred tax liability, net	—	66,580

Total liabilities	33,707,775	32,395,531

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,570,891 and 10,472,010 shares issued and outstanding, respectively	211,417	209,440
Additional paid in capital	100,677,336	99,347,837
Retained earnings (deficit)	(23,378,422)	(25,264,849)

Total stockholders’ equity	77,510,331	74,292,428

Total liabilities and stockholders’ equity	$111,218,106	$106,687,959

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009

Subscription revenue	$27,180,479	$24,198,271	$23,891,683
Cost of sales of subscription revenue	6,304,597	5,844,888	5,568,431

Gross profit	20,875,882	18,353,383	18,323,252

Operating expenses:
Sales and marketing	6,704,106	6,057,149	5,306,481
Product development	2,093,303	1,810,845	1,818,269
General and administrative expenses	11,095,425	9,956,321	9,768,783

Total operating expenses	19,892,834	17,824,315	16,893,533

Other income (expenses):
Interest and other income	77,515	123,302	156,182
Interest expense	(274,178)	(407,054)	(551,891)

Total other income (expenses)	(196,663)	(283,752)	(395,709)

Income before income taxes and discontinued operations	786,385	245,316	1,034,010
Income tax (benefit) expense	(4,075,000)	(220,000)	6,000

Income from continuing operations	4,861,385	465,316	1,028,010
(Loss) income from discontinued operations, net of income tax expense of $—, $— and $—, respectively	(2,974,958)	202,537	(23,898)

Net income	$1,886,427	$667,853	$1,004,112

Per share amounts – basic:
Income from continuing operations	$0.46	$0.04	$0.10

Net income	$0.18	$0.06	$0.09

Per share amounts – diluted:
Income from continuing operations	$0.45	$0.04	$0.09

Net income	$0.17	$0.06	$0.09

Weighted average number of common shares outstanding:
Basic	10,569,805	10,510,699	10,693,249

Diluted	10,876,876	10,756,482	10,920,822

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

				Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Shares		Paid in Capital
	Shares	Amount

Balance, January 1, 2009	10,988,623	$219,772	$100,384,302	$(26,936,814)	$73,667,260
Shares issued for vested employee restricted stock units	26,087	522	(522)	—	—
Shares issued for settlement of vested director restricted stock units	34,816	696	(696)	—	—
Option exercises	9,247	185	55,297	—	55,482
Stock based compensation, net	—	—	1,409,495	—	1,409,495
Stock repurchases	(660,444)	(13,209)	(2,802,330)	—	(2,815,539)
Net income	—	—	—	1,004,112	1,004,112

Balance, December 31, 2009	10,398,329	207,966	99,045,546	(25,932,702)	73,320,810

Shares issued for vested employee restricted stock units	240,051	4,801	(4,801)	—	—
Option exercises	8,862	177	39,081	—	39,258
Stock based compensation, net	—	—	1,439,997	—	1,439,997
Stock repurchases	(175,232)	(3,504)	(1,171,986)	—	(1,175,490)
Net income	—	—	—	667,853	667,853

Balance, December 31, 2010	10,472,010	209,440	99,347,837	(25,264,849)	74,292,428

Shares issued for vested employee restricted stock units	133,809	2,676	(2,676)	—	—
Shares issued for settlement of vested director restricted stock units	6,270	125	(125)	—	—
Option exercises	8,862	177	47,943	—	48,120
Stock based compensation, net	—	—	1,731,877	—	1,731,877
Stock repurchases	(50,060)	(1,001)	(447,520)	—	(448,521)
Net income	—	—	—	1,886,427	1,886,427

Balance, December 31, 2011	10,570,891	$211,417	$100,677,336	$(23,378,422)	$77,510,331

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,886,427	$667,853	$1,004,112
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of underlying investment in a consolidated variable interest entity	—	—	(100,519)
Deferred tax (benefit)	(4,075,000)	—	—
Depreciation	351,595	359,519	512,212
Amortization of intangible assets	4,788,174	4,436,877	4,472,568
Stock based compensation charges	2,083,497	1,657,875	1,430,533
Changes in assets and liabilities:
Restricted cash and investments	790,078	51,710	1,574,276
Accounts receivable, net	364,159	(1,778,693)	(1,579,903)
Prepaid and other assets	(2,500,801)	110,843	179,009
Real estate assets	1,297,245	2,411,921	3,138,119
Accrued expenses and other liabilities	6,594,351	(1,559,961)	796,668
Liability for option cancellations	120,612	53,748	139,352
Deferred revenue	260,603	3,253,497	71,754

Net cash provided by operating activities	11,960,940	9,665,189	11,638,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(3,366,763)	(2,597,098)	(1,727,258)
Furniture, fixtures and equipment additions	(256,399)	(59,969)	(42,743)
Proceeds from sale of underlying investment in a consolidated variable interest entity	—	—	332,368
Furniture, fixtures and equipment disposition	—	9,906	—

Net cash (used in) investing activities	(3,623,162)	(2,647,161)	(1,437,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Bank Loan	(5,531,050)	(8,028,010)	(3,500,000)
Repayments on capitalized equipment leases	(27,851)	(185,517)	(189,258)
Repayments of construction loans payable	—	—	(5,077,333)
Payments for option cancellations and restricted stock units	(389,461)	(239,722)	(34,898)
Proceeds from option exercises	48,120	39,258	—
Stock repurchases	(448,521)	(1,175,490)	(2,815,539)

Net cash (used in) financing activities	(6,348,763)	(9,589,481)	(11,617,028)

Net increase (decrease) in cash and cash equivalents	1,989,015	(2,571,453)	(1,416,480)
Cash and cash equivalents, beginning of year	20,163,787	22,735,240	24,151,720

Cash and cash equivalents, end of year	$22,152,802	$20,163,787	$22,735,240

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$191,425	$323,843	$509,510

Cash paid during the year for income taxes, net of refunds	$48,559	$26,071	$75,838

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,676	$4,801	$522

Disposal of fully amortized intangible assets	$241,724

Disposal of fully depreciated furniture, fixtures and equipment	$51,731

Release of accrued remediation liability obligation upon sale of real estate	$1,000,000

Shares issued for settlement of vested director restricted stock units	$125		$696

Mortgage receivable on sale of real estate		$450,000

Exercise of stock options through the receipt of tendered shares			$55,473

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

Reis, Inc. is a Maryland corporation. The primary business of Reis, Inc. and its consolidated subsidiaries (“Reis” or the “Company”) is providing commercial real estate market information and analytical tools for its subscribers, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution and flex/research & development properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis, through its flagship institutional product, Reis SE, and through its small business product, ReisReports, provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing evaluations. Depending on the product, users have access to trend and forecast analysis at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers, builders, banks and non-bank lenders, and equity investors. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997. Reis acquired the Reis Services business by merger in May 2007 (the “Merger”). Prior to May 2007, Reis operated as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011.

See Note 3 for additional information regarding the Company’s segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions. All inter-company accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

Discontinued Operations

The Company has determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Furniture, Fixtures and Equipment

The Company capitalizes costs for the purchase of furniture, fixtures and equipment that have an expected useful life beyond one year. Depreciation expense is calculated on a straight-line basis over the determined useful life of the asset, generally three to ten years. Depreciation expense was approximately $352,000, $360,000 and $512,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. Costs of updating and maintaining information on existing properties in the database are expensed as incurred. The value ascribed to the database intangible asset acquired at the time of the Merger is amortized on a straight-line basis over three or five years, and during 2010, this ascribed value which had a three year amortizable life was fully amortized. Amortization of all capitalized database costs is charged to cost of sales.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation are estimated based upon market projections for the reporting unit. These market projections utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit exceeds its carrying

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

value, goodwill is not deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step is required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. There was no goodwill impairment identified in 2011, 2010 or 2009. The Company early adopted the qualitative assessment guidance for goodwill in 2011, which did not impact the consolidated financial statements, other than disclosure.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2011, 2010 or 2009.

Real Estate and Impairment

Costs directly related to the acquisition, development and improvement of real estate were capitalized, including interest and other costs incurred during the construction period. Ordinary repairs, maintenance and project operating costs were expensed as incurred. The Company historically reviewed its real estate assets for impairment (1) whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable for assets held for use and (2) when a determination was made to sell an asset or investment. If estimated cash flows on an undiscounted basis were insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value would be recognized. No impairment charges were recorded during 2011, 2010 or 2009 related to the Company’s real estate assets.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing or financing commitments. Such costs are amortized by the Company over the expected term of the respective agreements or, in the case of the Company’s development assets, was included in the basis of the project to be expensed as homes/units were sold.

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

REIS, INC. AND SUBSIDIARIES

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

Revenue from sales of real estate, including condominium units, single family homes and sales of lots individually or in bulk were recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines. The percentage of completion method was not used for recording sales on condominium units as downpayments were nominal and collectability of the sales price from such a deposit was not reasonably assured until closing.

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

Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of income. At December 31, 2011, of the 663,172 outstanding options, 53,172 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. At December 31, 2010, of the 680,896 outstanding options, 70,896 options were accounted for as a liability award. The liability for option cancellations was approximately $241,000 and $158,000 at December 31, 2011 and 2010, respectively.

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

REIS, INC. AND SUBSIDIARIES

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

See Note 7 for more information regarding income taxes.

Per Share Data

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the increased number of common shares that would be outstanding assuming the exercise of dilutive common share options and the consideration of restricted stock awards. The following table details the computation of earnings per common share, basic and diluted:

	For the Years Ended December 31,
	2011	2010	2009
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$4,861,385	$465,316	$1,028,010
(Loss) income from discontinued operations, net of income tax expense	(2,974,958)	202,537	(23,898)

Net income for basic calculation	$1,886,427	$667,853	$1,004,112

Numerator for diluted per share calculation:
Income from continuing operations	$4,861,385	$465,316	$1,028,010
Adjustments to income from continuing operations for the income statement impact of dilutive securities	—	—	—

Income from continuing operations for dilution calculation	4,861,385	465,316	1,028,010
(Loss) income from discontinued operations, net of income tax expense	(2,974,958)	202,537	(23,898)

Net income for dilution calculation	$1,886,427	$667,853	$1,004,112

Denominator:
Weighted average common shares – basic	10,569,805	10,510,699	10,693,249
Effect of dilutive securities:
RSUs	301,956	245,783	227,573
Stock options	5,115	—	—

Weighted average common shares – diluted	10,876,876	10,756,482	10,920,822

Per common share amounts – basic:
Income from continuing operations	$0.46	$0.04	$0.10
(Loss) income from discontinued operations	(0.28)	0.02	(0.01)

Net income	$0.18	$0.06	$0.09

Per common share amounts – diluted:
Income from continuing operations	$0.45	$0.04	$0.09
(Loss) income from discontinued operations	(0.28)	0.02	—

Net income	$0.17	$0.06	$0.09

Potentially dilutive securities include all stock based awards. For the years ended December 31, 2011, 2010 and 2009, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The outcome of any litigation is uncertain; it is possible that a judgment in any legal actions to which the Company is a party, or which are proposed or threatened, could have a material adverse effect on the consolidated financial statements. See Note 11.

Reclassification

Amounts in certain accounts, as presented in the consolidated financial statements and footnotes, have been reclassified to reflect discontinued operations. These reclassifications do not result in a change to the previously reported net income for any of the periods presented on the consolidated statements of income, or in Note 13, in order to conform to the current period presentation; however, the computation of the denominator for determining net income per common share on a fully diluted basis for the three months ended June 30, 2010, which is included in Note 13, is different than previously presented. This difference, in conformity with existing accounting literature for the computation of earnings per share, is based upon the utilization of a different number of diluted shares as dictated by the loss from continuing operations in that quarterly period.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

	0000000000	0000000000	0000000000	0000000000
(amounts in thousands)
Condensed Balance Sheet Data December 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,505	$—	$3,648	$22,153
Restricted cash and investments	215	—	—	215
Receivables, prepaid and other assets	8,795	—	428	9,223
Assets attributable to discontinued operations	—	3,000	—	3,000

Total current assets	27,515	3,000	4,076	34,591
Furniture, fixtures and equipment, net	821	—	42	863
Intangible assets, net	17,155	—	—	17,155
Deferred tax asset, net	—	—	3,685	3,685
Goodwill	57,203	—	(2,378)	54,825
Other assets	99	—	—	99

Total assets	$102,793	$3,000	$5,425	$111,218

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,691	$—	$—	$5,691
Accrued expenses and other liabilities	2,257	—	1,336	3,593
Deferred revenue	15,707	—	—	15,707
Liabilities attributable to discontinued operations	—	8,049	—	8,049

Total current liabilities	23,655	8,049	1,336	33,040
Other long-term liabilities	668	—	—	668
Deferred tax liability, net	13,151	—	(13,151)	—

Total liabilities	37,474	8,049	(11,815)	33,708
Total stockholders’ equity	65,319	(5,049)	17,240	77,510

Total liabilities and stockholders’ equity	$102,793	$3,000	$5,425	$111,218

Condensed Balance Sheet Data December 31, 2010	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,912	$21	$4,231	$20,164
Restricted cash and investments	214	—	—	214
Receivables, prepaid and other assets	9,230	—	116	9,346
Assets attributable to discontinued operations	—	2,438	—	2,438

Total current assets	25,356	2,459	4,347	32,162
Furniture, fixtures and equipment, net	957	—	1	958
Intangible assets, net	18,577	—	—	18,577
Goodwill	57,203	—	(2,378)	54,825
Other assets	166	—	—	166

Total assets	$102,259	$2,459	$1,970	$106,688

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,559	$—	$—	$5,559
Accrued expenses and other liabilities	1,900	—	1,077	2,977
Deferred revenue	15,446	—	—	15,446
Liabilities attributable to discontinued operations	—	1,964	—	1,964

Total current liabilities	22,905	1,964	1,077	25,946
Non-current portion of Bank Loan	5,691	—	—	5,691
Other long-term liabilities	693	—	—	693
Deferred tax liability, net	11,785	—	(11,719)	66

Total liabilities	41,074	1,964	(10,642)	32,396
Total stockholders’ equity	61,185	495	12,612	74,292

Total liabilities and stockholders’ equity	$102,259	$2,459	$1,970	$106,688

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Year Ended December 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$27,180	$—	$—	$27,180
Cost of sales of subscription revenue	6,305	—	—	6,305

Gross profit	20,875	—	—	20,875

Operating expenses:
Sales and marketing	6,704	—	—	6,704
Product development	2,093	—	—	2,093
General and administrative expenses	6,376	—	4,719	11,095

Total operating expenses	15,173	—	4,719	19,892
Other income (expenses):
Interest and other income	72	—	5	77
Interest expense	(274)	—	—	(274)

Total other income (expenses)	(202)	—	5	(197)

Income (loss) before income taxes and discontinued operations	$5,500	$—	$(4,714)	$786

(Loss) from discontinued operations, before income taxes	$—	$(2,975)	$—	$(2,975)

Condensed Operating Data for the Year Ended December 31, 2010	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$24,198	$—	$—	$24,198
Cost of sales of subscription revenue	5,845	—	—	5,845

Gross profit	18,353	—	—	18,353

Operating expenses:
Sales and marketing	6,057	—	—	6,057
Product development	1,811	—	—	1,811
General and administrative expenses	5,751	—	4,205	9,956

Total operating expenses	13,619	—	4,205	17,824
Other income (expenses):
Interest and other income	106	—	17	123
Interest expense	(407)	—	—	(407)

Total other income (expenses)	(301)	—	17	(284)

Income (loss) before income taxes and discontinued operations	$4,433	$—	$(4,188)	$245

Income (loss) from discontinued operations, before income taxes	$—	$474	$(271)	$203

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Year Ended December 31, 2009	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$23,892	$—	$—	$23,892
Cost of sales of subscription revenue	5,568	—	—	5,568

Gross profit	18,324	—	—	18,324

Operating expenses:
Sales and marketing	5,306	—	—	5,306
Product development	1,818	—	—	1,818
General and administrative expenses	5,395	—	4,376	9,771

Total operating expenses	12,519	—	4,376	16,895
Other income (expenses):
Interest and other income	144	—	13	157
Interest expense	(552)	—	—	(552)

Total other income (expenses)	(408)	—	13	(395)

Income (loss) before income taxes and discontinued operations	$5,397	$—	$(4,363)	$1,034

Income (loss) from discontinued operations, before income taxes	$—	$733	$(757)	$(24)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2011.

No individual subscriber accounted for more than 4.9%, 2.5% and 2.7% of Reis Services’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

The balance of outstanding accounts receivable of Reis Services at December 31, 2011 and 2010, are as follows:

	December 31,
	2011	2010

Accounts receivables	$8,629,000	$9,065,000
Allowance for doubtful accounts	(32,000)	(103,000)

Accounts receivables, net	$8,597,000	$8,962,000

Eighteen subscribers accounted for an aggregate of approximately 59.6% of Reis Services’s accounts receivable at December 31, 2011, including three subscribers in excess of 4.0% with the largest representing 15.4%. As of March 5, 2012, the Company had received payments of approximately $6,846,000, or 79.3% against the December 31, 2011 accounts receivable balance. Twenty-three subscribers accounted for an aggregate of approximately 64.5% of Reis Services’s accounts receivable at December 31, 2010, including four subscribers in excess of 4.0% with the largest representing 12.6%.

At December 31, 2011 and 2010, no subscriber accounted for more than 8.4% and 7.8%, respectively, of deferred revenue.

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

	0000000000	0000000000	0000000000
(amounts in thousands)	For the Years Ended December 31,
	2011	2010	2009

Revenue from sales of real estate	$1,800	$3,378	$7,059
Cost of sales of real estate	(288)	(2,801)	(4,987)
Litigation charge (see Note 11)	(4,460)	—	—
Other income (expense), net	(27)	(374)	(2,096)

(Loss) income from discontinued operations before income tax	(2,975)	203	(24)
Income tax expense on discontinued operations	—	—	—

(Loss) income from discontinued operations, net of income tax expense	$(2,975)	$203	$(24)

East Lyme

Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres (“East Lyme”).

The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected in liabilities attributable to discontinued operations in the December 31, 2010 consolidated balance sheet. As a result of the April 2011 bulk sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability. The Company recorded a gain on this transaction in the second quarter of 2011 of approximately $1,242,000, which is included in income from discontinued operations.

The Company sold two lots and one home at East Lyme during the year ended December 31, 2010 for gross sales proceeds of approximately $628,000, and sold three lots and three homes during the year ended December 31, 2009 for gross sales proceeds of approximately $2,087,000, which are included in income from discontinued operations in the respective periods.

After the initial land purchase at East Lyme, the Company executed an agreement with a homebuilder to construct the homes for this project. The homebuilder was a 5% partner in the project and received other consideration. In March 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement. As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and to purchase the 5% interest.

In December 2004, the Company obtained revolving development and construction financing for East Lyme in the aggregate amount of approximately $21,177,000, which was extended, with term modifications, in April 2008 (the “East Lyme Construction Loan”). The interest rate for the East Lyme Construction Loan increased from LIBOR + 2.15% to LIBOR + 2.50% over the extension period which matured in June 2009. During 2009, the Company made principal repayments of approximately $5,077,000, including the final payment of approximately $4,177,000 in April 2009, thereby retiring the outstanding balance of the East Lyme Construction Loan and eliminating the minimum liquidity requirement.

The lender for the East Lyme Construction Loan initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. By December 31, 2010, the municipality reduced the letter of credit requirement to $400,000, and the cash collateral requirement was reduced in a corresponding amount (with the excess cash being released to the Company). In connection with the April 2011 sale of East Lyme, the Company was released from the letter of credit by the municipality and the cash collateral was fully released.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. During the year ended December 31, 2009, the Company sold 20 Gold Peak condominium units for gross sales proceeds of approximately $4,973,000. Sales proceeds, cost of sales and any other income or expense from Gold Peak was included in income from discontinued operations. For additional information pertaining to the Gold Peak litigation and the $4,460,000 charge recorded at December 31, 2011, see Note 11. Commitments and Contingencies.

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

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The balance of the restricted cash was approximately $215,000 and $214,000 at December 31, 2011 and December 31, 2010, respectively.

In addition, the Company had approximately $791,000 of deposits and escrows related to residential development activities at December 31, 2010, which amount was included in assets attributable to discontinued operations in the consolidated balance sheet at that date. As a result of the April 2011 sale of the East Lyme project, the balance of deposits and escrows related to residential development activities was released and converted to cash, and accordingly, there was no balance at December 31, 2011.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2011	2010

Database	$13,223,000	$11,395,000
Accumulated amortization	(9,784,000)	(7,374,000)

Database, net	3,439,000	4,021,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(4,462,000)	(3,470,000)

Customer relationships, net	9,638,000	10,630,000

Web site	6,470,000	5,173,000
Accumulated amortization	(3,784,000)	(2,941,000)

Web site, net	2,686,000	2,232,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,408,000)	(1,106,000)

Acquired below market lease, net	1,392,000	1,694,000

Intangibles, net	$17,155,000	$18,577,000

The Company capitalized approximately $1,828,000 and $1,311,000 to the database intangible asset and $1,538,000 and $1,286,000 to the web site intangible asset during the years ended December 31, 2011 and 2010, respectively.

Amortization expense for intangible assets aggregated approximately $4,788,000 for the year ended December 31, 2011, of which approximately $2,410,000 related to the database, which is charged to cost of sales, approximately $992,000 related to customer relationships, which is charged to sales and marketing expense, approximately $1,084,000 related to web site development, which is charged to product development expense, and approximately $302,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $4,436,000 for the year ended December 31, 2010, of which approximately $2,259,000 related to the database, approximately $1,001,000 related to customer relationships, approximately $874,000 related to web site development, and approximately $302,000 related to the value ascribed to the below market terms of the office lease. Amortization expense for intangibles and other assets aggregated approximately $4,473,000 for the year ended December 31, 2009, of which approximately $2,172,000 related to the database, approximately $1,008,000 related to customer relationships, approximately $990,000 related to web site development, and approximately $303,000 related to the value ascribed to the below market terms of the office lease.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2011 follows:

$0000000
(amounts in thousands)

For the Year Ended December 31,	Amount

2012	$4,174
2013	3,109
2014	2,186
2015	1,583
2016	1,275
Thereafter	4,828

Total	$17,155

6.	Debt

At December 31, 2011 and 2010, the Company’s debt consisted of the following:

		Stated Interest Rate at
	Maturity Date	December 31, 2011 and 2010	December 31,
			2011	2010

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$5,691,000	$11,222,000
Other Reis Services debt	Various	Fixed/Various	-	28,000

Total debt			$5,691,000	$11,250,000

Total assets of Reis Services as a security interest for the Bank Loan			$102,793,000	$102,259,000

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Debt (continued)

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The interest rate was LIBOR + 1.50% at December 31, 2011 and 2010 (LIBOR was 0.30% and 0.26% at December 31, 2011 and 2010, respectively). The LIBOR spread is based on a leverage ratio, as defined in the credit agreement. The interest spread could range from a high of LIBOR + 3.00% (if the leverage ratio is greater than or equal to 4.50 to 1.00) to a low of LIBOR + 1.50% (if the leverage ratio is less than 2.75 to 1.00). Reis Services also pays an annual administration fee of $25,000.

Reis Services is required to make principal payments on the term loan on a quarterly basis in increasing amounts pursuant to the payment schedule provided in the credit agreement. Additional principal payments are payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios are not met, all of which are defined in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012. At December 31, 2011 and 2010, the revolving loan portion had expired and the Company did not have the ability to borrow any other additional amounts under the Bank Loan.

In accordance with the terms of the credit agreement, beginning January 1, 2010 and through the maturity of the Bank Loan, the required leverage ratio was reduced to a maximum of 2.00 to 1.00 from a maximum of 2.50 to 1.00. In order to be in compliance with the leverage ratio test, management made a payment of $3,000,000 at March 31, 2010 in addition to the contractual minimum repayment of $1,000,000 due at that time. Although not required to do so, the Company made additional discretionary prepayments of $500,000 at the end of the second, third and fourth quarters of 2010 (aggregating $1,500,000). All of the 2010 prepayments ratably reduced Reis Services’s future quarterly contractual minimum payments through maturity. No discretionary additional prepayments, in excess of minimum repayments, were made during the year ended December 31, 2011.

The loans are secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interest in Reis Services. The Bank Loan restricts the flow of cash from Reis Services up to the Company. However, commencing in 2009, the Bank Loan allows for a portion of the cash of Reis Services to be distributed to the Company for qualifying operating expenses of the Company if certain ratios are met, as defined in the credit agreement. These ratios have been met; however, no distributions from Reis Services up to the Company were made during 2011, 2010 or 2009.

The Bank Loan required interest rate protection in an aggregate notional principal amount of not less than 50% of the outstanding balance of the Bank Loan through June 30, 2010. An interest rate cap was purchased for $109,000 in June 2007, which capped LIBOR at 5.50% on $15,000,000 from June 2007 to June 2010. The cap expired with no value at June 30, 2010.

Residential Development Debt

For information regarding debt related to the Residential Development Activities segment, see Note 3. The Company had no real estate related debt at December 31, 2011 and 2010.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2011	2010	2009

Current state and local tax (benefit) expense	$—	$(220,000)	$31,000
Current Federal alternative minimum tax (“AMT”) (benefit) expense	—	—	(25,000)
Deferred Federal tax expense (benefit)	(3,606,000)	—	—
Deferred state and local tax expense (benefit)	(469,000)	—	—

Income tax (benefit) expense, including taxes attributable to discontinued operations (A)	(4,075,000)	(220,000)	6,000
Less income tax attributable to discontinued operations	—	—	—

Income tax (benefit) expense (B)	$(4,075,000)	$(220,000)	$6,000

(A)	Includes income taxes attributable to income from discontinued operations.
(B)	Reflects the tax (benefit) expense from continuing operations as reported on the consolidated statements of income for the years presented.

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense (benefit) for continuing operations is as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent

Tax (benefit) expense at U.S. statutory rate	$(766,000)	(35.00%)	$157,000	35.00%	$354,000	35.00%
State and local tax (benefit), net of Federal impact	(61,000)	(2.80%)	30,000	6.72%	20,000	1.99%
Impact of state and local tax rate change net of Federal impact	67,000	3.08%	—	—	—	—
(Benefit) cost attributable to valuation allowance, net	754,000	34.44%	(283,000)	(63.31%)	(347,000)	(34.35%)
AMT (benefit)	—	—	—	—	(25,000)	(2.47%)
Other state tax benefit	—	—	(220,000)	(49.12%)	—	—
Taxes on other state tax benefit	—	—	91,000	20.39%	—	—
Non-deductible items	6,000	0.28%	5,000	1.20%	4,000	0.42%
Benefit attributable to reduction in allowance against certain deferred tax assets	(4,075,000)	(186.19%)	—	—	—	—

	$(4,075,000)	(186.19%)	$(220,000)	(49.12%)	$6,000	0.59%

During 2011, the income tax benefit of $4,075,000 resulted from the release of the valuation allowance against certain deferred tax assets. In the fourth quarter of 2011, the Company reversed the valuation allowance recorded against a portion of its net operating loss (“NOL”) carryforwards. The decision to reverse this amount of the valuation allowance was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized.

Also in the fourth quarter of 2011, the Company revised its annual effective tax rate. The change resulted from a review of the Company’s operations since the Merger and the adoption by New York City of a 100% revenue apportionment factor which is being implemented over a number of years through 2017. As a result of the reduction in the effective tax rate, the deferred tax benefit was reduced by approximately $339,000 for the 2011 year.

The $220,000 income tax benefit during the year ended December 31, 2010 reflects the resolution of an unrecognized tax benefit as a result of the expiration of the applicable state’s statute of limitations.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal, state and local income taxes for the foreseeable future. The Company expects, in the near term, that it will be subject to cash payments for Federal AMT and alternative taxes for state and local taxes based on capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

$4,008,000 at December 31, 2011, of which $323,000 is reflected as a net current asset and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets. The net deferred tax liability was approximately $67,000 at December 31, 2010 and was reflected as a non-current liability in the accompanying consolidated balance sheets. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; and (3) stock based compensation, as they relate to 2011 and 2010; (4) liability reserves at December 31, 2011; (5) the tax benefit of impairment charges before allowances at December 31, 2010, all as they relate to deferred tax assets; and (6) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred Tax Assets

Net operating loss carryforwards	$21,026,747	$19,012,309
Asset basis differences — tax amount greater than book value	285,411	6,511,295
Liability reserves	1,944,943	20,974
Reserve for option cancellations	90,915	65,464
Stock compensation plans	1,367,099	1,160,506
AMT credit carryforwards	1,139,392	1,139,392
Other	25,547	75,476

	25,880,054	27,985,416
Valuation allowance	(17,092,236)	(21,884,461)

Total deferred tax assets	8,787,818	6,100,955

Deferred Tax Liabilities

Acquired asset differences – book value greater than tax	(4,382,602)	(5,715,045)
Asset basis differences — carrying amount value greater than tax	(396,796)	(452,490)

Total deferred tax liabilities	(4,779,398)	(6,167,535)

Net deferred tax asset (liability)	$4,008,420	$(66,580)

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $56,014,000 and $46,586,000 at December 31, 2011 and 2010, respectively. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. At December 31, 2011 and 2010, approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,755,000 and $19,327,000, respectively, is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change. The Company believes that the COBE requirement was met through the required two year period subsequent to the ownership change, and utilized an aggregate of approximately $5,760,000 of these pre-Merger NOLs in its Federal tax return filings for 2008 and 2009, with appropriate disclosure.

The Internal Revenue Service (“IRS”) recently completed an audit of the Company’s 2009 Federal income tax return. The 2009 tax year included the end of the two year period subsequent to the Merger. The IRS issued a no change letter related to the Company’s 2009 tax return, thereby accepting the Company’s position that the two year COBE requirement was met. Consequently, at December 31, 2010, the Company has restored approximately $33,019,000 of NOLs, the tax benefit of which is approximately $13,631,000 with an equal amount of valuation allowance. There was no impact to the December 31, 2010 consolidated balance sheet or statements of income as a result of this event.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

The Company does not have any near-term expirations of NOLs; the next NOL expiration is in 2017 for approximately $5,500,000 of Federal NOLs. Included in Federal and state NOLs is approximately $388,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $17,092,000 and $21,884,000 at December 31, 2011 and 2010, respectively, was necessary. The allowance at December 31, 2011 relates primarily to NOL carryforwards, AMT credits and liability reserves, and at December 31, 2010, relates primarily to NOL carryforwards, AMT credits and the excess of a portion of the tax basis of certain real estate development assets over their respective financial statement basis. The decrease in the allowance in 2011 is primarily attributable to the release of valuation allowance against deferred assets expected to be utilized in the next three years, as discussed above, of $4,075,000, a reduction in the effective tax rate utilized by the Company (approximately $1,850,000), and utilizing the tax loss on the sale of the Company’s East Lyme project for which an allowance was provided for, related to the net liability in 2010, offset by the allowance provided for the net litigation liability at December 31, 2011. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

The Company’s reserve for unrecognized tax benefits, including estimated interest and penalties, was approximately $145,000 at December 31, 2011 and 2010. The reserve reductions in 2010 primarily resulted from the resolution of unrecognized tax benefits and the related estimate for interest and penalties, offset by interest accruals on other unrecognized items. Interest and penalties related to these tax provisions were included in general and administrative expenses and included a benefit of $199,000 in 2010, for the resolution of related unrecognized tax benefits in 2010, and an expense of $80,000 in 2009. No additional expense was recorded in 2011. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 follows:

	For the Years Ended December 31,
	2011	2010	2009

Balance at beginning of period	$145,000	$435,000	$510,000
Additions for provisions related to prior years	7,700	15,000	20,000
Resolution of matters during the period	(7,700)	(305,000)	(95,000)

Balance at end of period	$145,000	$145,000	$435,000

The Company expects that a substantial portion of the 2011 balance could be resolved in 2012.

The Company and its subsidiaries have been audited by the Federal tax authorities for 2009 and Federal tax returns are open for 2008 and 2010; all prior Federal periods are closed, except to the extent that NOLs were generated in certain years (1998, 2004, 2006 and 2007). The acquired VLP net operating loss carryforward is open for 1998 for the NOL generated during that year. Private Reis has been audited by the Federal tax authorities for tax years ending October 31, 2005 and 2006. In addition, tax returns are open from 2000 to 2002 and 2007, to the extent that NOLs were generated during these periods by Private Reis.

Tax returns for the parent company and a subsidiary are under audit by one state tax authority for the years 2001 to 2003 and are open with that state for the years 2004 to 2010, as well as with several other states and a local tax authority for the years 2008 to 2010. The tax years for another subsidiary, operating in a different state, are open from 2007 to 2010.

8.	Transactions With Affiliates

The homebuilder at East Lyme was a 5% partner in the project and received other consideration. In March 2009, the Company and the homebuilder/partner terminated the partnership agreement and the related development agreement. As a result of the terminations, the Company paid approximately $343,000 to its partner to satisfy all remaining compensation under the development agreement and to purchase the 5% interest.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Stockholders’ Equity

Between December 2008 and June 2010, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which approximately $551,000 remained available as of December 31, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the year ended December 31, 2011, the Company repurchased 50,060 shares of common stock at an average price of $8.96 per share. During the year ended December 31, 2010, the Company repurchased 175,232 shares of common stock at an average price of $6.71 per share. During 2009, the Company repurchased 660,444 shares of common stock at an average price of $4.26 per share. From the inception of the share repurchase programs in December 2008 through December 31, 2011, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

The Company did not declare or distribute any dividends during the years ended December 31, 2011, 2010 or 2009.

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

Option Awards

The following table presents option activity and other plan data for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	680,896	$8.73	473,620	$8.91	528,473	$8.53
Granted	—	$—	225,000	$8.03	—	$—
Exercised	(8,862)	$(5.43)	(8,862)	$(4.43)	(38,991)	$(4.58)
Cancelled through cash settlement	(8,862)	$(5.43)	(8,862)	$(4.43)	(8,862)	$(4.60)
Forfeited/cancelled/expired	—	$—	—	$—	(7,000)	$(9.57)

Outstanding at end of period	663,172	$8.82	680,896	$8.73	473,620	$8.91

Options exercisable at end of period	361,172	$9.10	301,896	$8.68	242,620	$7.99

Options exercisable which can be settled in cash	53,172	$4.60	70,896	$4.81	88,620	$4.73

Weighted average fair value of options granted per year (per option)	$—		$3.08		$—

Weighted average remaining contractual life at end of period	6.2 years		7.1 years		6.6 years

Certain outstanding options allow the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount, if any, by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounts for these options as liability awards. This liability is adjusted at the end of each reporting period to reflect (1) the net cash payments to option holders made during each

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

period, (2) the impact of the exercise and expiration of options and (3) changes in the market price of the Company’s common stock. Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of income.

At December 31, 2011, the liability for option cancellations was approximately $241,000 based upon the difference in the closing stock price of the Company at December 31, 2011 of $9.12 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as liability awards at that date. At December 31, 2010, the liability for option cancellations was approximately $158,000 based upon the difference in the closing stock price of the Company at December 31, 2010 of $7.03 per share and the individual exercise prices of the outstanding 70,896 “in-the-money” options that were accounted for as liability awards at that date. The Company recorded compensation expense of approximately $121,000, $54,000 and $139,000 for the years ended December 31, 2011, 2010 and 2009, respectively, in general and administrative expenses in the statements of income related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2011, 2010 and 2009, a total of 8,862 options were settled with net cash payments aggregating approximately $38,000, $22,000 and $14,000, respectively.

The following table presents additional option details at December 31, 2011 and 2010:

	Options Outstanding and Exercisable at December 31, 2011				Options Outstanding and Exercisable at December 31, 2010
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)

$ 4.09 to $4.46 (B)	35,448	1.86	$4.28	$171,746	35,448	2.86	$4.28	$97,659
$ 5.24 to $5.43 (B)	17,724	2.00	5.24	68,769	35,448	1.97	5.34	60,085
$ 7.50	70,000	5.63	7.50	113,400	70,000	6.63	7.50	—
$ 8.03	225,000	8.50	8.03	246,375	225,000	9.59	8.03	—
$ 10.40	315,000	5.41	10.40	—	315,000	6.41	10.40	—

	663,172	6.20	8.82	$600,290	680,896	7.07	8.73	$157,744

(A)

The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2011 and 2010, respectively. For purposes of this calculation, the Company’s closing stock prices were $9.12 and $7.03 per share on December 31, 2011 and 2010, respectively.

(B)

These options are the remaining options accounted for as liability awards at December 31, 2011 and 2010, respectively. In December 2012, an additional 17,724 options with an exercise price of $4.46 are scheduled to expire.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model. The following table includes the assumptions that were made and the estimated fair value for option grants in 2010 (no option awards were granted during 2011 or 2009):

2010 Grant

Stock price on grant date	$6.42
Exercise price	$8.03
Dividend yield	—
Risk-free interest rate	1.70%
Expected life	5.2 years
Estimated volatility	60.9%
Fair value of options granted (per option)	$3.08

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009

Outstanding at beginning of period	523,479	507,668	343,320
Granted	251,281	293,170	238,896
Common stock delivered (A) (B) (C)	(184,098)	(275,559)	(66,148)
Forfeited	—	(1,800)	(8,400)

Outstanding at end of period	590,662	523,479	507,668

Intrinsic value (D)	$5,386,800	$3,680,100	$3,122,200

(A)

Includes 44,019 shares which were used to settle minimum employee withholding tax obligations for 14 employees of approximately $352,000 in 2011. A net of 133,809 shares of common stock were delivered in the year ended December 31, 2011.

(B)	Includes 35,508 shares which were used to settle minimum employee withholding tax obligations for over 60 employees of approximately $218,000 in 2010. A net of 240,051 shares of common stock were delivered in the year ended December 31, 2010.
(C)	Includes 5,245 shares which were used to settle employee withholding tax obligations for three employees of approximately $21,000 in 2009. A net of 26,087 shares of common stock were delivered at that time.
(D)	For purposes of this calculation, the Company’s closing stock prices were $9.12, $7.03 and $6.15 per share on December 31, 2011, 2010 and 2009, respectively.

In March 2011, an aggregate of 214,135 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $7.41 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February and July 2010, an aggregate of 185,000 RSUs and 75,000 RSUs, respectively, were granted to employees which vest one-third a year over three years and had a weighted average grant date fair value of $5.97 and $6.52, respectively, per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February and September 2009, an aggregate of 169,500 RSUs and 10,000 RSUs, respectively, were granted to employees which vest one-third a year over three years and had a grant date fair value of $4.76 and $5.55, respectively, per RSU (which was determined based on the closing price of the Company’s common stock on the applicable date of grant). The awards granted to employees in 2011, 2010 and 2009 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

During the years ended December 31, 2011, 2010 and 2009, an aggregate of 37,146 RSUs, 33,170 RSUs, and 59,396 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $8.25, $6.17 and $4.19 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director. The Company issued 6,270 and 34,816 shares in December 2011 and 2009, respectively, to satisfy the settlement of RSUs related to directors that retired from the Board during those years.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $2,083,000, $1,658,000 and $1,431,000, including approximately $295,000, $239,000 and $226,000 related to non-employee director equity compensation, for the years ended December 31, 2011, 2010 and 2009, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of income.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

At December 31, 2011, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $2,287,000. It does not include any awards granted subsequent to December 31, 2011.

	00000	00000	00000
For the Year Ended December 31,	Options	RSUs	Total

2012	$358,000	$1,060,000	$1,418,000
2013	119,000	664,000	783,000
2014	—	86,000	86,000

	$477,000	$1,810,000	$2,287,000

11.	Commitments and Contingencies

Litigation

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects, including those projects described above. Reis has, from time to time, been exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. The impact of these claims on the Company has not been material to date. However, claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

Reis, Inc. and two of its subsidiaries (Gold Peak at Palomino Park, LLC (“GP LLC”) and Wellsford Park Highlands Corp. (“WPHC”)) are the subject of a suit brought by the homeowners’ association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to alleged design and construction defects at the Gold Peak project. The construction manager/general contractor for the project (not affiliated with Reis) and two former officers of Reis, Inc. (one of whom was also a director) have also been named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19 million. Trial commenced on February 21, 2012 and a verdict is expected in mid-March 2012.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy that covers the Company (including its subsidiaries) and its former officers, the construction manager/general contractor and the subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9 million (and possibly $12 million) of coverage is available for this claim. The insurer has taken the position that only $3 million of coverage is provided. The Company has filed suit against this insurer, alleging failure to cover this claim, bad faith and other related causes of action. The Company has also brought a separate claim against the architect and a third party inspector engaged at Gold Peak, and is also seeking coverage under additional applicable insurance policies maintained by the Company, co-defendants or others.

Neither GP LLC nor WPHC has substantial assets or other ability to pay (other than the “WRAP” insurance policy described above). The plaintiff is seeking to hold Reis, Inc. directly liable as the developer of the project and, if successful against one or more of GP LLC or WPHC, will seek to hold Reis, Inc. indirectly liable through a “piercing the corporate veil” theory. Separately, Reis, Inc. would likely have indemnification obligations to its former officers/directors, to the extent either or both of these individuals is held liable.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commitments and Contingencies (continued)

The Company believes that it and its co-defendants have valid defenses to some or all of the plaintiff’s allegations (including attempts to hold Reis, Inc. directly or indirectly liable), that insurance will cover some or all of any eventual settlement or judgment, and that the defendants other than Reis, Inc., GP LLC, WPHC and the former officers, are likely to be liable for some of any remaining settlement judgment amount. Although not factored into the Company’s assessment of this case for purposes of reserves, in the event of an adverse judgment, the Company would expect to appeal, and would continue to pursue all available remedies against applicable insurers or other parties at fault.

Based on pre-trial disclosures and the positions of the parties’ experts, it is likely that a judgment of at least $6.7 million (plus approximately $1 million of the plaintiff’s costs) will be entered against GP LLC. In the event of such a judgment against GP LLC and/or WPHC (but without a finding of liability against Reis, Inc. or the former officers), the Company would be under no obligation to fund any shortfall by GP LLC or WPHC.

At this time, the low end of the Company’s expected range of net exposure is believed to be approximately $4,740,000. The Company has recorded a charge of approximately $4,460,000 in discontinued operations at December 31, 2011. The $4,740,000 amount reflects the $7,740,000 minimum exposure referred to above, net of minimum expected insurance recovery of $3,000,000, all of which is reflected in discontinued operations on the December 31, 2011 balance sheet. It is possible that a settlement or judgment in this matter could involve the payment by the Company of an amount that could be material to the Company’s reportable income (loss) from discontinued operations, net income, its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

Other Operating Commitments

The Company is a tenant under two operating leases for office space in New York which both expire in September 2016. Rent expense was approximately $1,738,000, $1,610,000 and $1,592,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. In connection with one lease, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement is approximately $212,000 which is collateralized by a certificate of deposit issued by that bank.

The certificate of deposit is included in restricted cash and investments in the consolidated balance sheets at December 31, 2011 and 2010.

Future minimum lease payments under operating leases at December 31, 2011 are as follows:

For the Year Ended December 31,	Amount

2012	$1,594,000
2013	1,628,000
2014	1,662,000
2015	1,692,000
2016	1,286,000

Total	$7,862,000

Through December 31, 2009, the Company had two separate defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. For the historic Wellsford plan, employer contributions, if any, were made based upon a discretionary amount determined by the Company’s management. The Company made contributions to this plan of approximately $13,000 for the year ended December 31, 2009. As of the end of 2009, the Company terminated the historic Wellsford plan and all employees that had been participating in the Wellsford plan were transferred to the historic Private Reis plan. For the historic Private Reis plan, or the continuing plan, the Company matches contributions up to 2% of employees’ salaries, as then defined for 2011 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary) and up to 1% of employees’ salaries, as then defined for 2010 and 2009 (calculated as 25% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $148,000, $70,000 and $64,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Fair Value of Financial Instruments

At December 31, 2011 and 2010, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at December 31, 2011 and 2010. Other than capital leases at December 31, 2010, all of the Company’s debt at December 31, 2011 and 2010 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $5,628,000 and $10,905,000 at December 31, 2011 and 2010, respectively, which is lower than the recorded amounts of $5,691,000 and $11,222,000 at December 31, 2011 and 2010, respectively. The estimated fair value reflects the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. See Note 6 for more information about the Company’s debt.

13.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands)

	$6,013	$6,013	$6,013	$6,013
	2011
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$6,617	$6,837	$6,747	$6,979

Income (loss) from continuing operations (A)	$100	$100	$289	$4,372

Net income (A)(B)	$10	$1,443	$290	$143

Per share amounts – basic (C):
Income (loss) from continuing operations	$0.01	$0.01	$0.03	$0.41

Net income	$—	$0.14	$0.03	$0.01

Per share amounts – diluted (C):
Income (loss) from continuing operations	$0.01	$0.01	$0.02	$0.40

Net income (loss)	$—	$0.13	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	10,529	10,588	10,599	10,562

Diluted	10,795	10,914	10,997	10,979

	2010
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$6,014	$6,004	$6,013	$6,167

Income (loss) from continuing operations	$(156)	$(58)	$115	$564

Net income	$(177)	$106	$115	$624

Per share amounts – basic (C):
Income (loss) from continuing operations	$(0.02)	$(0.01)	$0.01	$0.05

Net income	$(0.02)	$0.01	$0.01	$0.06

Per share amounts – diluted (C):
Income (loss) from continuing operations	$(0.02)	$(0.01)	$0.01	$0.05

Net income (loss)	$(0.02)	$0.01	$0.01	$0.06

Weighted average number of common shares outstanding:
Basic	10,421	10,495	10,594	10,530

Diluted	10,490	10,495	10,816	10,806

(A)	The fourth quarter 2011 amounts reflect a tax benefit of $4,075. See Note 7.
(B)	The fourth quarter 2011 amount reflects a litigation charge of $4,460, which was recorded in income (loss) from discontinued operations at December 31, 2011.
(C)	Aggregate quarterly per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.