Form 10-Q
period 2012-03-31
Reis, Inc.
filed 2012-05-03
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of the Registrant’s shares of common stock outstanding was 10,686,293 as of May 1, 2012.

Part I. Financial Information

Item 1.  Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,318,869	$22,152,802
Restricted cash and investments	215,619	215,405
Accounts receivable, net	5,249,225	8,597,464
Prepaid and other assets	510,741	625,451
Assets attributable to discontinued operations	—	3,000,000

Total current assets	27,294,454	34,591,122
Furniture, fixtures and equipment, net of accumulated depreciation of $1,621,115 and $1,556,022, respectively	814,700	863,309
Intangible assets, net of accumulated amortization of $20,710,377 and $19,437,856, respectively	16,821,195	17,155,195
Deferred tax asset, net	3,814,420	3,685,420
Goodwill	54,824,648	54,824,648
Other assets	77,442	98,412

Total assets	$103,646,859	$111,218,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$3,793,961	$5,690,940
Accrued expenses and other liabilities	1,733,439	3,352,445
Liability for option cancellations	229,349	240,515
Deferred revenue	14,757,772	15,706,851
Liabilities attributable to discontinued operations	19,374,447	8,048,568

Total current liabilities	39,888,968	33,039,319
Other long-term liabilities	650,256	668,456

Total liabilities	40,539,224	33,707,775

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,686,293 and 10,570,891 shares issued and outstanding, respectively	213,725	211,417
Additional paid in capital	100,481,208	100,677,336
Retained earnings (deficit)	(37,587,298)	(23,378,422)

Total stockholders’ equity	63,107,635	77,510,331

Total liabilities and stockholders’ equity	$103,646,859	$111,218,106

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Subscription revenue	$7,298,372	$6,617,368
Cost of sales of subscription revenue	1,845,714	1,550,384

Gross profit	5,452,658	5,066,984

Operating expenses:
Sales and marketing	1,729,319	1,652,414
Product development	513,594	481,097
General and administrative expenses	2,952,268	2,775,805

Total operating expenses	5,195,181	4,909,316

Other income (expenses):
Interest and other income	16,065	20,224
Interest expense	(53,163)	(78,363)

Total other income (expenses)	(37,098)	(58,139)

Income before income taxes and discontinued operations	220,379	99,529
Income tax expense	84,000	—

Income from continuing operations	136,379	99,529
(Loss) from discontinued operations, net of income tax (benefit) of $(79,000) and $—, respectively	(14,345,255)	(89,730)

Net (loss) income	$(14,208,876)	$9,799

Per share amounts – basic:
Income from continuing operations	$0.01	$0.01

Net (loss) income	$(1.34)	$—

Per share amounts – diluted:
Income from continuing operations	$0.01	$0.01

Net (loss) income	$(1.29)	$—

Weighted average number of common shares outstanding:
Basic	10,623,575	10,529,141

Diluted	11,011,394	10,795,246

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2012	10,570,891	$211,417	$100,677,336	$(23,378,422)	$77,510,331

Shares issued for vested employees restricted stock units	115,402	2,308	(2,308)	—	—
Stock based compensation, net	—	—	(193,820)	—	(193,820)
Net (loss)	—	—	—	(14,208,876)	(14,208,876)

Balance, March 31, 2012	10,686,293	$213,725	$100,481,208	$(37,587,298)	$63,107,635

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,208,876)	$9,799
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	5,000	—
Depreciation	84,731	83,528
Amortization of intangible assets	1,272,521	1,151,509
Stock based compensation charges	557,557	485,385
Changes in assets and liabilities:
Restricted cash and investments	(214)	(623)
Accounts receivable, net	3,348,239	4,953,643
Prepaid and other assets	3,001,680	480,002
Accrued expenses and other liabilities	9,688,673	(1,154,155)
Liability for option cancellations	(11,166)	60,970
Deferred revenue	(949,079)	(2,039,720)

Net cash provided by operating activities	2,789,066	4,030,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(938,521)	(794,673)
Furniture, fixtures and equipment additions	(36,122)	(7,462)

Net cash (used in) investing activities	(974,643)	(802,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Bank Loan	(1,896,979)	(1,382,762)
Repayments on capitalized equipment leases	—	(10,071)
Payments for restricted stock units	(751,377)	(250,939)

Net cash (used in) financing activities	(2,648,356)	(1,643,772)

Net (decrease) increase in cash and cash equivalents	(833,933)	1,584,431
Cash and cash equivalents, beginning of period	22,152,802	20,163,787

Cash and cash equivalents, end of period	$21,318,869	$21,748,218

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$26,527	$52,304

Cash paid during the period for income taxes, net of refunds	$9,639	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,308	$2,315

Disposal of fully amortized intangible assets		$185,896

Disposal of fully depreciated furniture, fixtures and equipment	$19,638	$36,714

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

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997 as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011.

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012. The consolidated statements of operations and changes in cash flows for the three months ended March 31, 2012 and 2011 are not necessarily indicative of full year results.

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

Reclassification

Amounts in certain accounts, as presented in the consolidated financial statements and footnotes, have been reclassified to reflect discontinued operations. These reclassifications do not result in a change to the previously reported net income for the first quarter of 2011 in order to conform to the current period presentation.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

3.	Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data March 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$19,688	$—	$1,631	$21,319
Restricted cash and investments	216	—	—	216
Receivables, prepaid and other assets	5,486	—	274	5,760
Assets attributable to discontinued operations	—	—	—	—

Total current assets	25,390	—	1,905	27,295
Furniture, fixtures and equipment, net	775	—	40	815
Intangible assets, net	16,821	—	—	16,821
Deferred tax asset, net	—	—	3,814	3,814
Goodwill	57,203	—	(2,378)	54,825
Other assets	77	—	—	77

Total assets	$100,266	$—	$3,381	$103,647

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$3,794	$—	$—	$3,794
Accrued expenses and other liabilities	1,065	—	898	1,963
Deferred revenue	14,758	—	—	14,758
Liabilities attributable to discontinued operations	—	19,359	15	19,374

Total current liabilities	19,617	19,359	913	39,889
Other long-term liabilities	650	—	—	650
Deferred tax liability, net	13,729	—	(13,729)	—

Total liabilities	33,996	19,359	(12,816)	40,539
Total stockholders’ equity	66,270	(19,359)	16,197	63,108

Total liabilities and stockholders’ equity	$100,266	$—	$3,381	$103,647

Condensed Balance Sheet Data December 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,505	$—	$3,648	$22,153
Restricted cash and investments	215	—	—	215
Receivables, prepaid and other assets	8,795	—	428	9,223
Assets attributable to discontinued operations	—	3,000	—	3,000

Total current assets	27,515	3,000	4,076	34,591
Furniture, fixtures and equipment, net	821	—	42	863
Intangible assets, net	17,155	—	—	17,155
Deferred tax asset, net	—	—	3,685	3,685
Goodwill	57,203	—	(2,378)	54,825
Other assets	99	—	—	99

Total assets	$102,793	$3,000	$5,425	$111,218

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,691	$—	$—	$5,691
Accrued expenses and other liabilities	2,257	—	1,336	3,593
Deferred revenue	15,707	—	—	15,707
Liabilities attributable to discontinued operations	—	8,032	17	8,049

Total current liabilities	23,655	8,032	1,353	33,040
Other long-term liabilities	668	—	—	668
Deferred tax liability, net	13,151	—	(13,151)	—

Total liabilities	37,474	8,032	(11,798)	33,708
Total stockholders’ equity	65,319	(5,032)	17,223	77,510

Total liabilities and stockholders’ equity	$102,793	$3,000	$5,425	$111,218

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

 Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended March 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$7,298	$—	$—	$7,298
Cost of sales of subscription revenue	1,846	—	—	1,846

Gross profit	5,452	—	—	5,452

Operating expenses:
Sales and marketing	1,729	—	—	1,729
Product development	514	—	—	514
General and administrative expenses	1,643	—	1,309	2,952

Total operating expenses	3,886	—	1,309	5,195
Other income (expenses):
Interest and other income	15	—	1	16
Interest expense	(53)	—	—	(53)

Total other income (expenses)	(38)	—	1	(37)

Income (loss) before income taxes and discontinued operations	$1,528	$—	$(1,308)	$220

(Loss) from discontinued operations, before income taxes	$—	$(14,424)	$—	$(14,424)

Condensed Operating Data for the Three Months Ended March 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$6,617	$—	$—	$6,617
Cost of sales of subscription revenue	1,550	—	—	1,550

Gross profit	5,067	—	—	5,067

Operating expenses:
Sales and marketing	1,652	—	—	1,652
Product development	481	—	—	481
General and administrative expenses	1,549	—	1,226	2,775

Total operating expenses	3,682	—	1,226	4,908
Other income (expenses):
Interest and other income	18	—	1	19
Interest expense	(78)	—	—	(78)

Total other income (expenses)	(60)	—	1	(59)

Income (loss) before income taxes and discontinued operations	$1,325	$—	$(1,225)	$100

(Loss) from discontinued operations, before income taxes	$—	$(90)	$—	$(90)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2012.

No individual customer accounted for more than 4.5% and 4.7% of Reis Services’s revenues for the three months ended March 31, 2012 and 2011, respectively.

The balance of outstanding accounts receivables of Reis Services at March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011

Accounts receivables	$5,317,000	$8,629,000
Allowance for doubtful accounts	(68,000)	(32,000)

Accounts receivables, net	$5,249,000	$8,597,000

Seven subscribers accounted for an aggregate of approximately 32.7% of Reis Services’s accounts receivable at March 31, 2012, including four subscribers in excess of 4.0% with the largest representing 7.8%. Through April 30, 2012, the Company had received payments of approximately $2,769,000 or 52.1% against the March 31, 2012 accounts receivable balance.

At March 31, 2012, no subscribers accounted for more than 6.7% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) from discontinued operations is comprised of the following:

	00000000	00000000
(amounts in thousands)

	For the Three Months Ended March 31,
	2012	2011

Revenue from sales of real estate	$—	$—
Cost of sales of real estate	—	—
Litigation charge	(14,216)	—
Other income (expense), net	(208)	(90)

(Loss) from discontinued operations before income tax	(14,424)	(90)
Income tax (benefit) on discontinued operations	(79)	—

(Loss) from discontinued operations, net of income tax expense	$(14,345)	$(90)

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, jointly and severally with Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”) and two former officers, was found liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. For additional information pertaining to the Gold Peak litigation and the $14,216,000 charge recorded in the first quarter of 2012, see Note 11. Commitments and Contingencies.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Completed Real Estate Projects

In April 2011, the Company sold The Orchards, a single family home development in East Lyme, Connecticut (“East Lyme”), in a bulk transaction for a gross sales price of $1,800,000 for the 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. Remediation was required prior to the development of those lots. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. As a result of the sale, the Company was indemnified from any financial obligation related to the environmental remediation.

In February 2011, the Company received cash of approximately $455,000 in satisfaction of a mortgage note and accrued interest thereon from the sale of property in Claverack, New York in February 2010.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The balance of the restricted cash was approximately $216,000 and $215,000 at March 31, 2012 and December 31, 2011, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2012	December 31, 2011
Database	$13,672,000	$13,223,000
Accumulated amortization	(10,439,000)	(9,784,000)

Database, net	3,233,000	3,439,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(4,708,000)	(4,462,000)

Customer relationships, net	9,392,000	9,638,000

Web site	6,960,000	6,470,000
Accumulated amortization	(4,079,000)	(3,784,000)

Web site, net	2,881,000	2,686,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,485,000)	(1,408,000)

Acquired below market lease, net	1,315,000	1,392,000

Intangibles, net	$16,821,000	$17,155,000

The Company capitalized approximately $448,000 and $451,000 to the database intangible asset and $490,000 and $344,000 to the web site intangible asset during the three months ended March 31, 2012 and 2011, respectively.

Amortization expense for intangible assets aggregated approximately $1,273,000 for the three months ended March 31, 2012, of which approximately $655,000 related to the database, which is charged to cost of sales, approximately $246,000 related to customer relationships, which is charged to sales and marketing expense, approximately $295,000 related to web site development, which is charged to product development expense, and approximately $77,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,152,000 for the three months ended March 31, 2011, of which approximately $585,000 related to the database, approximately $249,000 related to customer relationships, approximately $242,000 related to web site development, and approximately $76,000 related to the value ascribed to the below market terms of the office lease.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

6.	Debt

At March 31, 2012 and December 31, 2011, the Company’s debt consisted of the following:

	Maturity Date	Stated Interest Rate at March 31, 2012	March 31, 2012	December 31, 2011

Reis Services Bank Loan	September 2012	LIBOR + 1.50%	$3,794,000	$5,691,000

Total assets of Reis Services as a security interest for the Bank Loan			$100,266,000	$102,793,000

Reis Services Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The interest rate was LIBOR + 1.50% at March 31, 2012 and December 31, 2011 (LIBOR was 0.24% and 0.30% at March 31, 2012 and December 31, 2011, respectively).

Reis Services is required to make principal payments on the term loan on a quarterly basis in increasing amounts pursuant to the payment schedule provided in the credit agreement. The final maturity date of all amounts borrowed pursuant to the credit agreement is September 30, 2012. At March 31, 2012 and December 31, 2011, the revolving loan portion had expired and the Company did not have the ability to borrow any other additional amounts under the Bank Loan.

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

$84,000	$84,000	$84,000
	For the Three Months Ended March 31,
	2012	2011
Current Federal alternative minimum tax (“AMT”) expense	$—	$—
Deferred Federal tax expense	4,000	—
Deferred state and local tax expense	1,000	—

Consolidated income tax expense, including taxes attributable to discontinued operations (A)	5,000	—
Less income tax (benefit) attributable to discontinued operations	(79,000)	—

Income tax expense (B)	$84,000	$—

(A)	Includes income taxes attributable to income from discontinued operations.
(B)	Reflects the tax expense from continuing operations as reported on the consolidated statements of income for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $4,003,000 and $4,008,000 at March 31, 2012 and December 31, 2011, respectively, of which $189,000 and $323,000 is reflected as a net current asset and $3,814,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $56,014,000 at March 31, 2012 and December 31, 2011. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,755,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Income Taxes (continued)

experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $22,466,000 and $17,092,000 at March 31, 2012 and December 31, 2011, respectively, was necessary. The allowance relates primarily to NOL carryforwards, AMT credits and liability reserves. The increase in the valuation allowance in the first quarter of 2012 is attributable to providing a full allowance for the Gold Peak litigation charge recorded during March 2012. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

8.	Stockholders’ Equity

Between December 2008 and June 2010, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which approximately $551,000 remained available as of March 31, 2012 and December 31, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the first quarter of 2012 and 2011, the Company did not repurchase any shares of common stock.

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

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	663,172	$8.82	680,896	$8.73
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	663,172	$8.82	680,896	$8.73

Options exercisable at end of period	361,172	$9.10	301,896	$8.68

Options exercisable which can be settled in cash	53,172	$4.60	70,896	$4.81

REIS, INC. AND SUBSIDIARIES

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

At March 31, 2012, the liability for option cancellations was approximately $229,000 based upon the difference in the closing stock price of the Company at March 31, 2012 of $8.91 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2011, the liability for option cancellations was approximately $241,000 based upon the difference in the closing stock price of the Company at December 31, 2011 of $9.12 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded a compensation (benefit) expense of approximately $(11,000) and $61,000 for the three months ended March 31, 2012 and 2011, respectively, in general and administrative expenses in the statements of operations related to the respective changes in the amount of the liability for option cancellations.

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Outstanding at beginning of period	590,662	523,479
Granted	151,343	225,580
Common stock delivered (A)(B)	(189,551)	(149,496)
Forfeited	—	—

Outstanding at end of period	552,454	599,563

Intrinsic value at March 31, 2012 and 2011, respectively (C)	$4,922,000	$4,731,000

(A)	Includes 74,149 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $751,000 in the first quarter of 2012. A net of 115,402 shares of common stock were delivered in the first quarter of 2012.
(B)	Includes 33,758 shares which were used to settle minimum employee withholding tax obligations for 14 employees of approximately $251,000 in 2011. A net of 115,738 shares of common stock were delivered in the first quarter of 2011.
(C)	For purposes of this calculation, the Company’s closing stock prices were $8.91 and $7.89 per share on March 31, 2012 and 2011, respectively.

In February 2012, an aggregate of 143,783 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $10.05 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In March 2011, an aggregate of 214,135 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $7.41 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). The awards granted to employees in the first quarter of 2012 and 2011 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

In January 2012, an aggregate of 7,560 RSUs were granted to non-employee directors (with an average grant date fair value of $9.12 per RSU) related to the equity component of their compensation. In January 2011, an aggregate of 11,445 RSUs were granted to non-employee directors (with a grant date fair value of $7.03 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $557,000 and $485,000, including approximately $69,000 and $81,000 related to non-employee director equity compensation, for the three months ended March 31, 2012 and 2011, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

10.	Earnings Per Common Share

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

	For the Three Months Ended March 31,
	2012	2011
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$136,379	$99,529
(Loss) from discontinued operations, net of income tax expense	(14,345,255)	(89,730)

Net (loss) income for basic calculation	$(14,208,876)	$9,799

Numerator for diluted per share calculation:
Income from continuing operations	$136,379	$99,529
Adjustments to income from continuing operations for the income statement impact of dilutive securities	(11,166)	—

Income from continuing operations for dilution calculation	125,213	99,529
(Loss) from discontinued operations, net of income tax expense	(14,345,255)	(89,730)

Net (loss) income for dilution calculation	$(14,220,042)	$9,799

Denominator:
Weighted average common shares – basic	10,623,575	10,529,141
Effect of dilutive securities:
RSUs	341,011	266,105
Stock options	46,808	—

Weighted average common shares – diluted	11,011,394	10,795,246

Per common share amounts – basic:
Income from continuing operations	$0.01	$0.01
(Loss) from discontinued operations	(1.35)	(0.01)

Net (loss) income	$(1.34)	$—

Per common share amounts – diluted:
Income from continuing operations	$0.01	$0.01
(Loss) from discontinued operations	(1.30)	(0.01)

Net (loss) income	$(1.29)	$—

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2012, certain equity awards were antidilutive. For the three months ended March 31, 2011, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

11.	Commitments and Contingencies

Litigation

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects. Reis has, from time to time, been exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. Claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”)) were the subject of a suit brought by the homeowners’ association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to alleged design and construction defects at the Gold Peak project. Tri-Star Construction, the construction manager/general contractor for the project (not affiliated with Reis) (“Tri-Star”) and two former officers of Reis, Inc. (one of whom was also a director) were named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012. The jury found Reis, jointly and severally with GP LLC and the former officers, liable for an aggregate of $18,200,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from ACE Westchester (“ACE”) that covers the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial; the Company takes the position that ACE is liable for all additional damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, co-defendants or others, including Reis’s directors’ and officers’ insurance policy. The Company has also brought separate claims against the architect and a third party inspector engaged at Gold Peak.

As a result of the verdict, the Company recorded an additional charge of $14,216,000 in discontinued operations in the first quarter of 2012, to bring the Company’s liability up to the $18,200,000 judgment, plus other costs of approximately $756,000. As of March 31, 2012, the Company, in accordance with the applicable accounting literature, could no longer conclude that $3,000,000 of insurance was probable to be recovered. As of December 31, 2011, based on the best available information at that time, the Company recorded a charge of approximately $4,460,000 in discontinued operations, representing the low end of the Company’s expected range of net exposure. This amount reflected an aggregate minimum liability of $7,740,000, less the then minimum expected insurance recovery of $3,000,000 and other previously reserved amounts. These charges are reflected in discontinued operations and negatively impact net income (loss), but do not impact income from continuing operations.

On April 12, 2012, the Company, other defendants and the plaintiff homeowners’ association filed various post-trial motions which could result in increases or decreases in the final judgment, a new trial or no change from the jury verdict. Following the court’s ruling on these post-trial motions, the Company will have an additional period of time to file an appeal of the judgment. In order to appeal the judgment, the Company will be required to post cash or a bond with the court and may need to obtain additional financing. There can be no assurance that the Company will be able to obtain sufficient financing, on terms favorable to the Company, or at all. If this matter is appealed, a final resolution would likely be deferred into 2013, although the Company may pursue settlement of this matter sooner.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

If Reis is required to pay all or substantially all of the judgment, or post significant cash with the court, it would have a material impact on the Company’s consolidated financial position and cash flows.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

12.	Fair Value of Financial Instruments

At March 31, 2012 and December 31, 2011, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at March 31, 2012 and December 31, 2011. All of the Company’s debt at March 31, 2012 and December 31, 2011 was floating rate based. Regarding the Bank Loan, the fair value of this debt is estimated to be approximately $3,764,000 and $5,628,000 at March 31, 2012 and December 31, 2011, respectively, which is lower than the recorded amounts of $3,794,000 and $5,691,000 at March 31, 2012 and December 31, 2011, respectively. The estimated fair value reflects the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. See Note 6 for more information about the Company’s debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Organization and Business

Reis, Inc. is a Maryland corporation. The primary business of Reis, Inc. and its consolidated subsidiaries, which we refer to as Reis or the Company, is providing commercial real estate market information and analytical tools for its subscribers, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

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

Operations

As commercial real estate markets have grown in size and complexity, Reis, over the last 32 years, has invested in the areas critical to supporting the information needs of real estate professionals in both the asset market and the space leasing market. In particular, Reis has:

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

Including its programmatic expansion by geography and property type, most recently of retail shopping centers, warehouse/distribution and flex/research & development coverage, Reis monitors over 6,300 market areas and segments at March 31, 2012.

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

Reis also maintains a sales comparables database containing transactions in 203 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in the covered markets of our five property types, as well as for hotel transactions.

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

Reis also has a product tailored to the needs of smaller enterprises and individuals, professional investors, brokers and appraisers, which we refer to as ReisReports, available at www.ReisReports.com. ReisReports utilizes the same proprietary database of information that supports our Reis SE subscribers. Depending on the package chosen by the ReisReports subscriber, a set number of market reports is available on a monthly basis at an affordable price point.

Reis continues to develop new products and applications. Our current initiatives include the launch of the next generation of our flagship product, Reis SE 2.0, and further expansion of both our geographic market coverage and property types. We are also actively seeking to expand our revenue streams through licensing of portions of our data to major business information vendors. We have, to date, entered into data redistribution relationships with SNL Financial, FactSet, Capital IQ, Thomson Reuters and, most recently, Bloomberg, and we continue to speak to additional potential partners.

Cost of Service

Reis’s data is made available in five primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped Reis SE subscriptions allowing subscribers to download a limited retail value of reports; (3) online single report credit card purchases; (4) custom data requests; and (5) monthly subscriptions to ReisReports, charged to a credit card. Annual subscription fees for Reis SE range from $1,000 to over $1,000,000 depending upon the subscriber’s line of business, and the combination of markets, property types and reports subscribed to, for which the subscriber is typically allowed to download an unlimited number of reports over a twelve month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a twelve month period. Sales of individual reports typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis. Renewals are negotiated in advance of the expiration of an existing contract. Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption. The monthly fee for ReisReports is currently $75 or $125 depending on the package chosen by the subscriber, or if desired, annual pricing options are also available.

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 8, 2012.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997 as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011.

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

On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, jointly and severally with Gold Peak at Palomino Park LLC, the developer of the project, which we refer to as GP LLC, and two former officers, was found liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. For additional information pertaining to the Gold Peak litigation and the $14,216,000 charge recorded in the first quarter of 2012, see Note 11 included in the unaudited financial statements in Item 1 of this quarterly report on Form 10-Q.

Additional Segment Financial Information

See Note 3 of the consolidated financial statements included in this filing for additional information regarding all of the Company’s segments.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended March 31,		Increase	Percentage Increase
	2012	2011
Revenue	$7,298	$6,617	$681	10.3%
EBITDA	$2,921	$2,619	$302	11.5%
EBITDA margin	40.0%	39.6%

	For the Three Months Ended
	March 31, 2012	December 31, 2011	Increase	Percentage Increase
Revenue	$7,298	$6,979	$319	4.6%
EBITDA	$2,921	$2,748	$173	6.3%
EBITDA margin	40.0%	39.4%

Reis Services’s revenue for the three months ended March 31, 2012 of $7,298,000 was the highest for any quarter in the Company’s history. Reis Services’s revenue increased by approximately $681,000, or 10.3%, from the first quarter of 2011 to the first quarter of 2012. This revenue increase over the corresponding prior quarterly period is the eighth consecutively quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $319,000 or 4.6%, from the fourth quarter of 2011 to the first quarter of 2012. In general, these revenue increases reflect: (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate improved to 92% at March 31, 2012 as compared to 90% for the trailing twelve months ended March 31, 2011 (for institutional subscribers, the renewal rates improved to 94% at March 31, 2012 from 93% at March 31, 2011); (2) additional new business; (3) revenue growth from ReisReports; (4) revenue growth from our data redistribution initiatives; and (5) the cumulative impact of the increased volume of contract signings in 2011 and into 2012.

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

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2012 and 2011, respectively. A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2011 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

				Percentage Increase (Decrease)
	March 31,		Increase (Decrease)
	2012	2011
Deferred revenue (GAAP basis)	$14,758,000	$13,407,000	$1,351,000	10.1%
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	11,212,000	11,656,000	(444,000)	(3.8)%

Aggregate Revenue Under Contract	$25,970,000	$25,063,000	$907,000	3.6%

(A)

Amounts are billable subsequent to March 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2012 was approximately $19,756,000 related to amounts under contract for the forward twelve month period through March 31, 2013. The remainder reflects amounts under contract beyond March 31, 2013. The forward twelve month Aggregate Revenue Under Contract amount is approximately 70.9% of revenue on a trailing twelve month basis at March 31, 2012 of approximately $27,862,000. For comparison purposes, at March 31, 2011, the forward twelve month Aggregate Revenue Under Contract of $18,343,000 was approximately 74.0% of revenue on a trailing twelve month basis at March 31, 2011.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed; (2) the quantity and timing of contracts that are multiyear; and (3) the impact of recording revenue ratably over the life of a contract, which moderates the effect of price increases after the first year. These influences resulted in a 3.6% increase in Aggregate Revenue Under Contract and a 10.1% increase in deferred revenue from March 31, 2011 to March 31, 2012.

EBITDA for the three months ended March 31, 2012 was $2,921,000, an increase of $302,000, or 11.5%, over the first quarter 2011 amount. On a consecutive quarter basis, EBITDA increased $173,000 or 6.3% in the first quarter 2012 over the fourth quarter 2011. These increases were primarily derived by the corresponding increases in revenue, as described above, and maintaining EBITDA margins at approximately 40%.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$136
Income tax expense			84

Income (loss) before income taxes and discontinued operations	$1,528	$(1,308)	220
Add back:
Depreciation and amortization expense	1,355	1	1,356
Interest expense (income), net	38	(1)	37

EBITDA	2,921	(1,308)	1,613
Add back:
Stock based compensation expense, net	—	546	546

Adjusted EBITDA	$2,921	$(762)	$2,159

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.0%		29.6%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2011	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$100
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$1,325	$(1,225)	100
Add back:
Depreciation and amortization expense	1,234	1	1,235
Interest expense (income), net	60	(1)	59

EBITDA	2,619	(1,225)	1,394
Add back:
Stock based compensation expense, net	—	546	546

Adjusted EBITDA	$2,619	$(679)	$1,940

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.6%		29.3%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2011	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$4,372
Income tax (benefit)			(4,075)

Income (loss) before income taxes and discontinued operations	$1,370	$(1,073)	297
Add back:
Depreciation and amortization expense	1,334	2	1,336
Interest expense, net	44	—	44

EBITDA	2,748	(1,071)	1,677
Add back:
Stock based compensation expense, net	—	537	537

Adjusted EBITDA	$2,748	$(534)	$2,214

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.4%		31.7%

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

(B)	Reflects an adjusted EBITDA margin on the Reis Services segment and on a consolidated basis, both of which excludes the impact of discontinued operations.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011

Subscription revenues and related cost of sales were approximately $7,298,000 and $1,846,000, respectively, for the three months ended March 31, 2012, resulting in a gross profit for the Reis Services segment of approximately $5,452,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $655,000 during this period. Subscription revenues and related cost of sales were approximately $6,617,000 and $1,550,000, respectively, for the three months ended March 31, 2011, resulting in a gross profit for the Reis Services segment of approximately $5,067,000. Amortization expense included in cost of sales was approximately $585,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $296,000 is primarily a result of employment related costs from hiring during 2011 and 2012, coupled with wage and benefit increases over the 2011 period and an increase in amortization expense of $70,000 for additions to the database intangible asset.

Sales and marketing expenses were approximately $1,729,000 and $1,652,000 for the three months ended March 31, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $246,000 and $249,000 during the three months ended March 31, 2012 and 2011, respectively. The increase in sales and marketing expenses between the two periods of approximately $77,000 generally reflects increased commissions and employment related costs from hiring during 2011 and 2012, coupled with wage and benefit increases over the 2011 period.

Product development expenses were approximately $514,000 and $481,000 for the three months ended March 31, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $295,000 and $242,000 during the three months ended March 31, 2012 and 2011, respectively. Product development costs increased $33,000, primarily due to a net increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements in 2011.

General and administrative expenses of approximately $2,952,000 for the three months ended March 31, 2012 include current period expenses of approximately $2,246,000, depreciation and amortization expense of approximately $160,000 for lease value and furniture, fixtures and equipment, and approximately $546,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $557,000, offset by an approximate $11,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $8.91 per share at March 31, 2012. General and administrative expenses of approximately $2,775,000 for the three months ended March 31, 2011 include current period expenses of approximately $2,070,000, depreciation and amortization expense of approximately $159,000 for lease value and furniture, fixtures and equipment, and approximately $546,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $485,000 and by an approximate $61,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $7.89 per share at March 31, 2011. Excluding the non-cash expenses, the increase in general and administrative expenses of $176,000 is primarily a result of increased rent related costs for additional office space, increased professional fees, compensation increases and higher benefit costs over the 2011 period.

Interest expense of $53,000 for the three months ended March 31, 2012 is comprised of interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan. Interest expense of $78,000 for the three months ended March 31, 2011 includes interest and cost amortization on the Bank Loan of $77,000 and interest from other debt of $1,000.

The income tax expense of $84,000 during the three months ended March 31, 2012 reflects deferred Federal tax expense of $74,000 and deferred state and local tax expense of $10,000. There was no income tax expense recorded in the first quarter of 2011.

The loss from discontinued operations was $14,345,000 and $90,000 for the three months ended March 31, 2012 and 2011, respectively. The loss in the 2012 period primarily is comprised of a charge of $14,216,000 related to the March 13, 2012 jury verdict rendered in the Gold Peak litigation, plus other costs, and is after an income tax benefit of $79,000. The 2011 amount primarily includes operating expenses from the East Lyme property, prior to its April 2011 sale.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $4,003,000 and $4,008,000 at March 31, 2012 and December 31, 2011, respectively, of which $189,000 and $323,000 is reflected as a net current asset and $3,814,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $56,014,000 at March 31, 2012 and December 31, 2011. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,755,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $22,466,000 and $17,092,000 at March 31, 2012 and December 31, 2011, respectively, was necessary. The allowance relates primarily to NOL carryforwards, AMT credits and liability reserves. The increase in the valuation allowance in the first quarter of 2012 is attributable to providing a full allowance for the Gold Peak litigation charge recorded during March 2012. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

Liquidity and Capital Resources

Cash and cash equivalents aggregated approximately $21,319,000 at March 31, 2012, and was net cash positive (defined as cash and cash equivalents, minus total debt) by approximately $17,525,000.

The significant liquidity requirement that the Company is currently addressing is related to the timing and amount of posting cash or a bond with the Colorado court related to the $18,200,000 Gold Peak judgment, plus other costs of approximately $756,000. The Company is evaluating its options with respect to cash, bonding and borrowing. The Company filed post-trial motions on April 12, 2012 and will have an additional period of time to file an appeal of the judgment. In order to appeal the judgment, the Company will be required to post cash or a bond with the court and may need to obtain additional financing. There can be no assurance that the Company will be able to obtain sufficient financing, on terms favorable to the Company, or at all. If this matter is appealed, a final resolution would likely be deferred into 2013, although the Company may pursue settlement of this matter sooner. If Reis is required to pay all or substantially all of the judgment, or post significant cash with the court, it would have a material impact on the Company’s consolidated financial position and cash flows. The Company is seeking recovery under all available insurance policies, including the ACE policy, and is pursuing appropriate additional actions, and will continue discussions to settle this matter on terms favorable to the Company. For additional information on the Gold Peak litigation, see Note 11 included in the unaudited financial statements in Item 1 of this quarterly report on Form 10-Q.

At March 31, 2012, the Company’s other short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; the current portion of long-term debt (solely comprised of scheduled principal payments of approximately $3,794,000 on the Bank Loan, which will be paid in full by its September 30, 2012 maturity date); operating leases; remaining warranty costs, insurance deductibles and settlements or judgments related to real estate construction from our discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $229,000 at March 31, 2012 based upon the closing stock price of the Company at March 31, 2012 of $8.91 per share); and the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if a significant cash outflow is necessary to either bond or settle the Gold Peak judgment, through borrowings. There can be no assurance that the Company will be able to obtain sufficient financing, on terms favorable to the Company, or at all. The Company expects that in the short term, it will be able to utilize its NOLs and that taxes to be paid will be for alternative state and local taxes, and possibly AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; remaining warranty costs and insurance deductibles related to real estate construction from our discontinued operations; other costs, including public company expenses not included in the Reis Services segment; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if a significant cash outflow is necessary to either bond or settle the Gold Peak judgment, through borrowings. There can be no assurance that the Company will be able to obtain sufficient financing, on terms favorable to the Company, or at all. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments during the next few years are expected to be for alternative state and local taxes and AMT, but not for Federal income taxes.

Changes in Cash Flows

Comparison of Cash Flows for the Three Months Ended March 31, 2012 and 2011

Cash flows for the three months ended March 31, 2012 and 2011 are summarized as follows:

	For the Three Months Ended March 31,
	2012	2011

Net cash provided by operating activities	$2,789,066	$4,030,338
Net cash (used in) investing activities	(974,643)	(802,135)
Net cash (used in) financing activities	(2,648,356)	(1,643,772)

Net (decrease) increase in cash and cash equivalents	$(833,933)	$1,584,431

Cash flows provided by operating activities decreased $1,241,000 from $4,030,000 provided in the 2011 period to $2,789,000 provided in the 2012 period. This decrease was primarily the result of (1) decreased cash flow from the Reis Services segment of $597,000 from $4,651,000 provided in the 2011 period to $4,054,000 provided in the 2012 period due to the timing of accounts receivable collections, (2) the February 2011 collection of approximately $455,000 in satisfaction of a mortgage note and accrued interest thereon from the sale of property in Claverack, New York in February 2010, and (3) increased professional fees in the 2012 period.

Cash flows used in investing activities increased $173,000 from $802,000 used in the 2011 period to $975,000 used in the 2012 period. This change resulted from an increase of cash used in the 2012 period as compared to the 2011 period for web site and database development costs for continuing product development and enhancement initiatives.

Cash flows used in financing activities increased $1,004,000 from $1,644,000 used in the 2011 period to $2,648,000 used in the 2012 period. During the 2012 period, $1,897,000 was repaid on the Bank Loan whereas $1,383,000 was repaid in the 2011 period. Other debt repayments in the 2011 period were $10,000, with no such payments in the 2012 period. Payments for restricted stock unit settlements were approximately $751,000 and $251,000 in the 2012 and 2011 periods, respectively.

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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues may be lower than expected;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatening or future litigation (including difficulty or inability to finance any adverse judgments, bonding or settlement); and

•

the risk factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 8, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk exposure has been to changes in interest rates. This risk may be generally managed by limiting the Company’s financing exposures, to the extent possible, by purchasing interest rate caps when deemed appropriate.

At March 31, 2012, the Company’s only exposure to interest rates was variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010. The following table presents the effect of a 1% increase in the applicable base rates of variable rate debt at March 31, 2012:

(amounts in thousands)	Balance at March 31, 2012	LIBOR at March 31, 2012	Additional Interest Incurred

Variable rate debt:
Bank Loan	$3,794	0.24%	$38(A)

(A)	Reflects additional interest which could be incurred annually on the loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

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

Item 4T. Controls and Procedures.

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Reis, Inc. and two of its subsidiaries (Gold Peak at Palomino Park, LLC (“GP LLC”) and Wellsford Park Highlands Corp. (“WPHC”)) were the subject of a suit brought by the homeowners’ association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to alleged design and construction defects at the Gold Peak project. Tri-Star Construction, the construction manager/general contractor for the project (not affiliated with Reis) (“Tri-Star”) and two former officers of Reis, Inc. (one of whom was also a director) were named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012. The jury found Reis, jointly and severally with GP LLC and the former officers, liable for an aggregate of $18,200,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from ACE Westchester (“ACE”) that covers the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial; the Company takes the position that ACE is liable for all additional damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, co-defendants or others, including Reis’s directors’ and officers’ insurance policy. The Company has also brought separate claims against the architect and a third party inspector engaged at Gold Peak.

As a result of the verdict, the Company recorded an additional charge of $14,216,000 in discontinued operations in the first quarter of 2012, to bring the Company’s liability up to the $18,200,000 judgment, plus other costs of approximately $756,000. As of March 31, 2012, the Company, in accordance with the applicable accounting literature, could no longer conclude that $3,000,000 of insurance was probable to be recovered. As of December 31, 2011, based on the best available information at that time, the Company recorded a charge of approximately $4,460,000 in discontinued operations, representing the low end of the Company’s expected range of net exposure. This amount reflected an aggregate minimum liability of approximately $7,740,000, less the then minimum expected insurance recovery of $3,000,000 and other previously reserved amounts. These charges are reflected in discontinued operations and negatively impact net income (loss), but do not impact income from continuing operations.

On April 12, 2012, the Company, other defendants and the plaintiff homeowners’ association filed various post-trial motions which could result in increases or decreases in the final judgment, a new trial or no change from the jury verdict. Following the court’s ruling on these post-trial motions, the Company will have an additional period of time to file an appeal of the judgment. In order to appeal the judgment, the Company will be required to post cash or a bond with the court and may need to obtain additional financing. There can be no assurance that the Company will be able to obtain sufficient financing, on terms favorable to the Company, or at all. If this matter is appealed, a final resolution would likely be deferred into 2013, although the Company may pursue settlement of this matter sooner.

If Reis is required to pay all or substantially all of the judgment, or post significant cash with the court, it would have a material impact on the Company’s consolidated financial position and cash flows.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 8, 2012, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements” for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2012, the Company did not repurchase any shares of common stock.

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

Dated: May 3, 2012