Form 10-Q
period 2012-06-30
Reis, Inc.
filed 2012-08-02
CIK 1038222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of the Registrant’s shares of common stock outstanding was 10,702,277 as of August 1, 2012.

Part I. Financial Information

Item 1.	Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,671,513	$22,152,802
Restricted cash and investments	215,800	215,405
Accounts receivable, net	4,767,351	8,597,464
Prepaid and other assets	371,061	625,451
Assets attributable to discontinued operations	—	3,000,000

Total current assets	25,025,725	34,591,122
Furniture, fixtures and equipment, net of accumulated depreciation of $1,708,788 and $1,556,022, respectively	794,361	863,309
Intangible assets, net of accumulated amortization of $21,924,593 and $19,437,856, respectively	16,576,847	17,155,195
Deferred tax asset, net	3,867,420	3,685,420
Goodwill	54,824,648	54,824,648
Other assets	35,500	98,412

Total assets	$101,124,501	$111,218,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Bank Loan	$—	$5,690,940
Accrued expenses and other liabilities	2,359,900	3,352,445
Liability for option cancellations	266,569	240,515
Deferred revenue	14,482,836	15,706,851
Liabilities attributable to discontinued operations	17,473,461	8,048,568

Total current liabilities	34,582,766	33,039,319
Other long-term liabilities	632,056	668,456

Total liabilities	35,214,822	33,707,775

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,702,277 and 10,570,891 shares issued and outstanding, respectively	214,045	211,417
Additional paid in capital	101,089,697	100,677,336
Retained earnings (deficit)	(35,394,063)	(23,378,422)

Total stockholders’ equity	65,909,679	77,510,331

Total liabilities and stockholders’ equity	$101,124,501	$111,218,106

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Subscription revenue	$7,522,085	$6,836,510	$14,820,457	$13,453,878
Cost of sales of subscription revenue	1,685,496	1,522,854	3,531,210	3,073,238

Gross profit	5,836,589	5,313,656	11,289,247	10,380,640

Operating expenses:
Sales and marketing	1,821,604	1,680,080	3,550,923	3,332,494
Product development	566,405	507,061	1,079,999	988,158
General and administrative expenses	2,976,316	2,976,688	5,928,584	5,752,493

Total operating expenses	5,364,325	5,163,829	10,559,506	10,073,145

Other income (expenses):
Interest and other income	16,207	22,101	32,272	42,325
Interest expense	(74,439)	(71,299)	(127,602)	(149,662)

Total other income (expenses)	(58,232)	(49,198)	(95,330)	(107,337)

Income before income taxes and discontinued operations	414,032	100,629	634,411	200,158
Income tax expense (benefit)	(84,000)	—	—	—

Income from continuing operations	498,032	100,629	634,411	200,158
Income (loss) from discontinued operations, net of income tax expense of $79,000, $—, $—, and $—, respectively	1,695,203	1,341,980	(12,650,052)	1,252,250

Net income (loss)	$2,193,235	$1,442,609	$(12,015,641)	$1,452,408

Per share amounts – basic:
Income from continuing operations	$0.05	$0.01	$0.06	$0.02

Net income (loss)	$0.21	$0.14	$(1.13)	$0.14

Per share amounts – diluted:
Income from continuing operations	$0.05	$0.01	$0.06	$0.02

Net income (loss)	$0.20	$0.13	$(1.10)	$0.13

Weighted average number of common shares outstanding:
Basic	10,686,469	10,587,923	10,655,022	10,558,694

Diluted	10,950,417	10,914,276	10,963,826	10,826,251

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2012	10,570,891	$211,417	$100,677,336	$(23,378,422)	$77,510,331

Shares issued for vested employees restricted stock units	131,386	2,628	(2,628)	—	—
Stock based compensation, net	—	—	414,989	—	414,989
Net (loss)	—	—	—	(12,015,641)	(12,015,641)

Balance, June 30, 2012	10,702,277	$214,045	$101,089,697	$(35,394,063)	$65,909,679

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,015,641)	$1,452,408
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	—	—
Depreciation	172,404	167,932
Amortization of intangible assets	2,486,737	2,316,682
Stock based compensation charges	1,166,366	1,015,063
Changes in assets and liabilities:
Restricted cash and investments	(395)	790,543
Accounts receivable, net	3,830,113	5,027,673
Prepaid and other assets	3,135,302	547,997
Real estate assets	—	1,297,245
Accrued expenses and other liabilities	8,395,948	(1,647,686)
Liability for option cancellations	26,054	205,598
Deferred revenue	(1,224,015)	(3,167,815)

Net cash provided by operating activities	5,972,873	8,005,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(1,908,389)	(1,664,730)
Furniture, fixtures and equipment additions	(103,456)	(187,625)

Net cash (used in) investing activities	(2,011,845)	(1,852,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Bank Loan	(5,690,940)	(2,765,525)
Repayments on capitalized equipment leases	—	(15,870)
Payments for restricted stock units	(751,377)	(250,939)

Net cash (used in) financing activities	(6,442,317)	(3,032,334)

Net (decrease) increase in cash and cash equivalents	(2,481,289)	3,120,951
Cash and cash equivalents, beginning of period	22,152,802	20,163,787

Cash and cash equivalents, end of period	$19,671,513	$23,284,738

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$43,069	$96,935

Cash paid during the period for income taxes, net of refunds	$57,967	$22,283

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,628	$2,634

Disposal of fully amortized intangible assets		$185,896

Disposal of fully depreciated furniture, fixtures and equipment	$19,638	$45,988

Release of accrued remediation liability obligation upon sale of real estate		$1,000,000

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012. The consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and consolidated statements of changes in cash flows for the six months ended June 30, 2012 and 2011 are not necessarily indicative of full year results.

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

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data June 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,622	$—	$1,049	$19,671
Restricted cash and investments	216	—	—	216
Receivables, prepaid and other assets	4,948	—	191	5,139
Assets attributable to discontinued operations	—	—	—	—

Total current assets	23,786	—	1,240	25,026
Furniture, fixtures and equipment, net	757	—	38	795
Intangible assets, net	16,577	—	—	16,577
Deferred tax asset, net	—	—	3,867	3,867
Goodwill	57,203	—	(2,378)	54,825
Other assets	35	—	—	35

Total assets	$98,358	$—	$2,767	$101,125

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$—	$—	$—	$—
Accrued expenses and other liabilities	1,533	—	1,094	2,627
Deferred revenue	14,483	—	—	14,483
Liabilities attributable to discontinued operations	—	17,461	12	17,473

Total current liabilities	16,016	17,461	1,106	34,583
Other long-term liabilities	632	—	—	632
Deferred tax liability, net	14,378	—	(14,378)	—

Total liabilities	31,026	17,461	(13,272)	35,215
Total stockholders’ equity	67,332	(17,461)	16,039	65,910

Total liabilities and stockholders’ equity	$98,358	$—	$2,767	$101,125

Condensed Balance Sheet Data December 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,505	$—	$3,648	$22,153
Restricted cash and investments	215	—	—	215
Receivables, prepaid and other assets	8,795	—	428	9,223
Assets attributable to discontinued operations	—	3,000	—	3,000

Total current assets	27,515	3,000	4,076	34,591
Furniture, fixtures and equipment, net	821	—	42	863
Intangible assets, net	17,155	—	—	17,155
Deferred tax asset, net	—	—	3,685	3,685
Goodwill	57,203	—	(2,378)	54,825
Other assets	99	—	—	99

Total assets	$102,793	$3,000	$5,425	$111,218

Liabilities and stockholders’ equity
Current liabilities:
Current portion of Bank Loan and other debt	$5,691	$—	$—	$5,691
Accrued expenses and other liabilities	2,257	—	1,336	3,593
Deferred revenue	15,707	—	—	15,707
Liabilities attributable to discontinued operations	—	8,032	17	8,049

Total current liabilities	23,655	8,032	1,353	33,040
Other long-term liabilities	668	—	—	668
Deferred tax liability, net	13,151	—	(13,151)	—

Total liabilities	37,474	8,032	(11,798)	33,708
Total stockholders’ equity	65,319	(5,032)	17,223	77,510

Total liabilities and stockholders’ equity	$102,793	$3,000	$5,425	$111,218

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Three Months Ended June 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$7,522	$—	$—	$7,522
Cost of sales of subscription revenue	1,685	—	—	1,685

Gross profit	5,837	—	—	5,837

Operating expenses:
Sales and marketing	1,822	—	—	1,822
Product development	566	—	—	566
General and administrative expenses	1,679	—	1,298	2,977

Total operating expenses	4,067	—	1,298	5,365
Other income (expenses):
Interest and other income	16	—	—	16
Interest expense	(74)	—	—	(74)

Total other income (expenses)	(58)	—	—	(58)

Income (loss) before income taxes and discontinued operations	$1,712	$—	$(1,298)	$414

Income from discontinued operations, before income taxes	$—	$1,774	$—	$1,774

Condensed Operating Data for the Three Months Ended June 30, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$6,837	$—	$—	$6,837
Cost of sales of subscription revenue	1,523	—	—	1,523

Gross profit	5,314	—	—	5,314

Operating expenses:
Sales and marketing	1,681	—	—	1,681
Product development	507	—	—	507
General and administrative expenses	1,627	—	1,350	2,977

Total operating expenses	3,815	—	1,350	5,165
Other income (expenses):
Interest and other income	21	—	2	23
Interest expense	(72)	—	—	(72)

Total other income (expenses)	(51)	—	2	(49)

Income (loss) before income taxes and discontinued operations	$1,448	$—	$(1,348)	$100

Income from discontinued operations, before income taxes	$—	$1,342	$—	$1,342

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Six Months Ended June 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$14,820	$—	$—	$14,820
Cost of sales of subscription revenue	3,531	—	—	3,531

Gross profit	11,289	—	—	11,289

Operating expenses:
Sales and marketing	3,551	—	—	3,551
Product development	1,080	—	—	1,080
General and administrative expenses	3,322	—	2,607	5,929

Total operating expenses	7,953	—	2,607	10,560
Other income (expenses):
Interest and other income	31	—	1	32
Interest expense	(127)	—	—	(127)

Total other income (expenses)	(96)	—	1	(95)

Income (loss) before income taxes and discontinued operations	$3,240	$—	$(2,606)	$634

(Loss) from discontinued operations, before income taxes	$—	$(12,650)	$—	$(12,650)

Condensed Operating Data for the Six Months Ended June 30, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$13,454	$—	$—	$13,454
Cost of sales of subscription revenue	3,073	—	—	3,073

Gross profit	10,381	—	—	10,381

Operating expenses:
Sales and marketing	3,333	—	—	3,333
Product development	988	—	—	988
General and administrative expenses	3,176	—	2,576	5,752

Total operating expenses	7,497	—	2,576	10,073
Other income (expenses):
Interest and other income	39	—	3	42
Interest expense	(150)	—	—	(150)

Total other income (expenses)	(111)	—	3	(108)

Income (loss) before income taxes and discontinued operations	$2,773	$—	$(2,573)	$200

Income from discontinued operations, before income taxes	$—	$1,252	$—	$1,252

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2012.

No individual customer accounted for more than 4.5% and 4.8% of Reis Services’s revenues for the six months ended June 30, 2012 and 2011, respectively.

The balance of outstanding accounts receivable of Reis Services at June 30, 2012 and December 31, 2011 follows:

(amounts in thousands)	June 30, 2012	December 31, 2011

Accounts receivable	$4,832	$8,629
Allowance for doubtful accounts	(65)	(32)

Accounts receivable, net	$4,767	$8,597

Seven subscribers accounted for an aggregate of approximately 41.2% of Reis Services’s accounts receivable at June 30, 2012, including five subscribers in excess of 4.0% with the largest representing 13.5%. Through July 30, 2012, the Company received payments of approximately $2,529,000 or 52.3% against the June 30, 2012 accounts receivable balance.

At June 30, 2012, no subscribers accounted for more than 4.6% of deferred revenue.

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

(amounts in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue from sales of real estate	$—	$1,800	$—	$1,800
Cost of sales of real estate	—	(558)	—	(558)
Litigation charge	1,956	—	(12,260)	—
Other income (expense), net	(182)	100	(390)	10

Income (loss) from discontinued operations before income tax	1,774	1,342	(12,650)	1,252
Income tax expense on discontinued operations	79	—	—	—

Income (loss) from discontinued operations, net of income tax expense	$1,695	$1,342	$(12,650)	$1,252

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), two former senior officers of Reis (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 is payable by August 3, 2012 and the remaining $12,000,000 is payable by October 15, 2012. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the six months ended June 30, 2012 of $12,260,000. For additional information pertaining to the Gold Peak litigation, see Note 11.

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

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The balance of the restricted cash was approximately $216,000 and $215,000 at June 30, 2012 and December 31, 2011, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

(amounts in thousands)	June 30, 2012	December 31, 2011

Database	$14,162	$13,223
Accumulated amortization	(11,009)	(9,784)

Database, net	3,153	3,439

Customer relationships	14,100	14,100
Accumulated amortization	(4,954)	(4,462)

Customer relationships, net	9,146	9,638

Web site	7,439	6,470
Accumulated amortization	(4,401)	(3,784)

Web site, net	3,038	2,686

Acquired below market lease	2,800	2,800
Accumulated amortization	(1,560)	(1,408)

Acquired below market lease, net	1,240	1,392

Intangibles, net	$16,577	$17,155

The Company capitalized approximately $491,000 and $464,000 during the three months ended June 30, 2012 and 2011, respectively, and $939,000 and $915,000 during the six months ended June 30, 2012 and 2011, respectively, to the database intangible asset. The Company capitalized approximately $479,000 and $406,000 during the three months ended June 30, 2012 and 2011, respectively, and $969,000 and $750,000 during the six months ended June 30, 2012 and 2011, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,214,000 and $2,486,000 for the three and six months ended June 30, 2012, of which approximately $570,000 and $1,225,000 related to the database, which is charged to cost of sales, approximately $246,000 and $492,000 related to customer relationships, which is charged to sales and marketing expense, approximately $322,000and $617,000 related to web site development, which is charged to product development expense, and approximately $75,000 and $152,000 related to the value ascribed to the below market terms of the office lease, which is charged

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Intangible Assets (continued)

to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,165,000 and $2,317,000 for the three and six months ended June 30, 2011, of which approximately $592,000 and $1,177,000 related to the database, approximately $248,000 and $497,000 related to customer relationships, approximately $249,000 and $491,000 related to web site development, and approximately $75,000 and $151,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

At June 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

(amounts in thousands)
	Stated Interest Rate at June 30, 2012	June 30, 2012	December 31, 2011

Reis Services Bank Loan	LIBOR + 1.50%	$—	$5,691

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. Reis Services was required to make principal payments on the term loan on a quarterly basis in increasing amounts pursuant to the payment schedule provided in the credit agreement. The final scheduled maturity date of all amounts borrowed pursuant to the credit agreement was September 30, 2012. During the second quarter of 2012, the Company repaid the remaining outstanding balance and this obligation was cancelled. The Company had no outstanding debt at June 30, 2012.

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Deferred Federal tax (benefit)	$(4,000)	$—	$—	$—
Deferred state and local tax expense (benefit)	(1,000)	—	—	—

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (A)	(5,000)	—	—	—
Less income tax expense attributable to discontinued operations	79,000	—	—	—

Income tax (benefit) (B)	$(84,000)	$—	$—	$—

(A)	Includes income taxes attributable to income from discontinued operations.
(B)	Reflects the tax expense from continuing operations as reported on the consolidated statements of income for the periods presented.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $4,008,000 at June 30, 2012 and December 31, 2011 of which $141,000 and $323,000 is reflected as a net current asset, respectively, and $3,867,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $56,014,000 at December 31, 2011. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,755,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. In addition to the NOLs existing at December 31, 2011, a substantial NOL will be realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement discussed in Note 11.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $21,633,000 and $17,092,000 at June 30, 2012 and December 31, 2011, respectively, was necessary. The allowance relates primarily to NOL carryforwards, AMT credits and liability reserves. The increase in the valuation allowance in 2012 is attributable to providing a full allowance for a substantial portion of the Gold Peak litigation charge recorded during 2012. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

8.	Stockholders’ Equity

Between December 2008 and June 2010, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which approximately $551,000 remained available as of June 30, 2012 and December 31, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three and six months ended June 30, 2012 and 2011, the Company did not repurchase any shares of common stock.

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

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2012 and 2011:

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

	For the Six Months Ended June 30,
	2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	663,172	$8.82	680,896	$8.73
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	663,172	$8.82	680,896	$8.73

Options exercisable at end of period	424,172	$9.29	364,896	$8.98

Options exercisable which can be settled in cash	53,172	$4.60	70,896	$4.81

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

At June 30, 2012, the liability for option cancellations was approximately $267,000 based upon the difference in the closing stock price of the Company at June 30, 2012 of $9.61 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2011, the liability for option cancellations was approximately $241,000 based upon the difference in the closing stock price of the Company at December 31, 2011 of $9.12 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded compensation expense of approximately $37,000 and $145,000 for the three months ended June 30, 2012 and 2011, respectively, and $26,000 and $206,000 for the six months ended June 30, 2012 and 2011, respectively, in general and administrative expenses in the statements of operations related to the respective changes in the amount of the liability for option cancellations.

RSU Awards

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011

Outstanding at beginning of period	590,662	523,479
Granted	159,083	235,779
Common stock delivered (A)(B)	(214,551)	(174,495)
Forfeited	—	—

Outstanding at end of period	535,194	584,763

Intrinsic value at June 30, 2012 and 2011, respectively (C)	$5,413,000	$5,807,000

(A)	Includes 9,016 and 83,165 shares which were used to settle minimum employee withholding tax obligations for two and 16 employees of approximately $87,000 and $838,000 in the three and six months ended June 30, 2012, respectively. A net 15,984 and 131,386 shares of common stock were delivered in the three and six months ended June 30, 2012, respectively.
(B)	Includes 9,054 and 42,812 shares which were used to settle minimum employee withholding tax obligations for two and 14 employees of approximately $90,000 and $341,000 in the three and six months ended June 30, 2011, respectively. A net of 15,945 and 131,683 shares of common stock were delivered in the three and six months ended June 30, 2011, respectively.
(C)	For purposes of this calculation, the Company’s closing stock prices were $9.61 and $9.93 per share on June 30, 2012 and 2011, respectively.

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

During the six months ended June 30, 2012, an aggregate of 15,300 RSUs were granted to non-employee directors (with an average grant date fair value of $9.01 per RSU) related to the equity component of their compensation. During the six months ended June 30, 2011, an aggregate of 21,644 RSUs were granted to non-employee directors (with a grant date fair value of $7.44 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but the underlying shares of common stock are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $609,000 and $530,000, including approximately $61,000 and $77,000 related to non-employee director equity compensation, for the three months ended June 30, 2012 and 2011, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the six months ended June 30, 2012 and 2011, the Company recorded non-cash compensation expense of approximately $1,166,000 and $1,015,000, respectively, including approximately $130,000 and $157,000, respectively, related to non-employee director equity compensation.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$498,032	$100,629	$634,411	$200,158
Income (loss) from discontinued operations, net of income tax expense	1,695,203	1,341,980	(12,650,052)	1,252,250

Net income (loss) for basic calculation	$2,193,235	$1,442,609	$(12,015,641)	$1,452,408

Numerator for diluted per share calculation
Income from continuing operations	$498,032	$100,629	$634,411	$200,158
Adjustments to income from continuing operations for the income statement impact of dilutive securities	—	—	—	—

Income from continuing operations for dilution calculation	498,032	100,629	634,411	200,158
Income (loss) from discontinued operations, net of income tax expense	1,695,203	1,341,980	(12,650,052)	1,252,250

Net income (loss) for dilution calculation	$2,193,235	$1,442,609	$(12,015,641)	$1,452,408

Denominator:
Weighted average common shares – basic	10,686,469	10,587,923	10,655,022	10,558,694
Effect of dilutive securities:
RSUs	255,493	319,522	297,181	267,557
Stock options	8,455	6,831	11,623	—

Weighted average common shares – diluted	10,950,417	10,914,276	10,963,826	10,826,251

Per common share amounts – basic:
Income from continuing operations	$0.05	$0.01	$0.06	$0.02
Income (loss) from discontinued operations	0.16	0.13	(1.19)	0.12

Net income (loss)	$0.21	$0.14	$(1.13)	$0.14

Per common share amounts – diluted:
Income from continuing operations	$0.05	$0.01	$0.06	$0.02
Income (loss) from discontinued operations	0.15	0.12	(1.16)	0.11

Net income (loss)	$0.20	$0.13	$(1.10)	$0.13

Potentially dilutive securities include all stock based awards. For the three and six months ended June 30, 2012 and 2011, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

11.	Commitments and Contingencies

Litigation

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects. Reis has, from time to time, been exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. Claims related to dissatisfaction by homeowners and homeowners associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”)) were the subject of a suit brought by the homeowners association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012. The jury found Reis, GP LLC, the former officers and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from ACE Westchester (“ACE”) that covers the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all additional damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, Reis’s former insurance broker and others. The Company has also brought separate claims against the architect at Gold Peak and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project and is considering other recovery actions.

As of December 31, 2011, based on the best available information at that time, the Company recorded a charge of approximately $4,460,000 in discontinued operations, representing the low end of the Company’s expected range of net exposure. This amount reflected an aggregate minimum liability of approximately $7,740,000, less the then minimum expected insurance recovery of $3,000,000 and other previously reserved amounts. At March 31, 2012, as a result of the verdict, the Company recorded an additional charge of $14,216,000 in discontinued operations in the first quarter of 2012, to bring the Company’s liability up to the $18,200,000 judgment, plus other costs of approximately $756,000. As of March 31, 2012, the Company, in accordance with the applicable accounting literature, could no longer conclude that $3,000,000 of insurance was probable of being recovered. These charges were reflected in discontinued operations and negatively impacted net income (loss), but did not impact income from continuing operations.

During April 2012, the Company, other defendants and the plaintiff homeowners association filed various post-trial motions which could have resulted in increases or decreases in the final judgment, a new trial or no change from the jury verdict. Following the court’s ruling on these post-trial motions, the Company could have filed an appeal of the judgment. In order to appeal the judgment, the Company would have been required to post cash or a bond with the court and would have needed to obtain additional financing. If appealed, a final resolution would likely have been deferred into 2013. In June 2012, the court denied all of the defendants’ post-trial motions.

On June 20, 2012, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 is payable by August 3, 2012 and the remaining $12,000,000 is payable by October 15, 2012. In reaching the decision to settle, Reis’s management and board of directors considered, among other things: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the continuing strong cash flow generation of Reis Service’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the six months ended June 30, 2012 of $12,260,000.

Reis continues to consider its options with respect to contribution or other actions against potentially responsible third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of this settlement.

The Company may decide to obtain additional financing for working capital purposes; however, there can be no assurance that the Company will be able to obtain financing, on terms favorable to the Company, or at all.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

12.	Fair Value of Financial Instruments

At June 30, 2012 and December 31, 2011, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and, at December 31, 2011, debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at June 30, 2012 and December 31, 2011. All of the Company’s debt at December 31, 2011 was floating rate based. Regarding the Bank Loan, the fair value of this debt was estimated to be approximately $5,628,000 at December 31, 2011, which was lower than the recorded amount of $5,691,000 at that date. The estimated fair value reflected the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. The Bank Loan was repaid in full by June 30, 2012. See Note 6 for more information about the Company’s debt.

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

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution and flex/research & development sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets for each of the five types of commercial real estate covered by Reis at June 30, 2012:

Number of metropolitan markets:
Apartment	200
Retail	190
Office	132
Warehouse/distribution	47
Flex/research & development	47

Including its programmatic expansion by geography and property type, most recently of retail shopping centers, warehouse/distribution and flex/research & development coverage, Reis monitors over 6,300 market areas and segments at June 30, 2012.

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

Products and Services

Reis SE, and the next generation of our flagship product, Reis SE 2.0, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts, as well as a number of analytical tools. Access to Reis SE is by secure password only and can be customized to accommodate the needs of subscribers. For example, the product can be tailored to provide access to all or only selected markets, property types and report combinations. The Reis SE interface has been refined over the past several years to accommodate real estate professionals who need to perform market-based trend analysis, property specific research, comparable property analysis, and valuation and credit analysis estimates at the single property and portfolio levels.

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

Reis continues to develop new products and applications. In the second quarter 2012, we launched the next generation of our flagship product, Reis SE 2.0. This major upgrade provides users with more tools and features to better service their needs. Other current initiatives include the further expansion of both our geographic market coverage and property types including adding self storage as our sixth major property type and adding additional office markets to our coverage universe. We are also actively seeking to expand our revenue streams through licensing of portions of our data to major business information vendors. We have, to date, entered into data redistribution relationships with SNL Financial, FactSet, Capital IQ, Thomson Reuters and Bloomberg, and we continue to speak to additional potential partners.

Cost of Service

Reis’s data is made available in five primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped Reis SE subscriptions allowing subscribers to download a limited retail value of reports; (3) online single report credit card purchases; (4) custom data requests; and (5) subscriptions to ReisReports, charged to a credit card. Annual subscription fees for Reis SE range from $1,000 to over $1,000,000 depending upon the subscriber’s line of business, and the combination of markets, property types and reports subscribed to, for which the subscriber is typically allowed to download an unlimited number of reports over a twelve month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a twelve month period. Sales of individual reports typically range from $150 to $695 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis. Renewals are negotiated in advance of the expiration of an existing contract. Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption. The monthly retail price for ReisReports is currently $75 or $125 depending on the package chosen by the subscriber, or if desired, annual pricing options are also available.

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

On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project in Colorado, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project, which we refer to as GP LLC), two former senior officers of Reis (Jeffrey H. Lynford, who was also previously a director of the Company, and David M.

Strong) and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 is payable by August 3, 2012 and the remaining $12,000,000 is payable by October 15, 2012. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the six months ended June 30, 2012 of $12,260,000. For additional information pertaining to the Gold Peak litigation, see Note 11 included in the unaudited financial statements in Item 1 of this quarterly report on Form 10-Q.

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

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business. These metrics are revenue, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) and EBITDA margin. Following is a presentation of these historical metrics for the Reis Services business (for a reconciliation of income (loss) from continuing operations to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here see below).

(amounts in thousands, excluding percentages)
	For the Three Months Ended June 30,			Percentage
	2012	2011	Increase	Increase

Revenue	$7,522	$6,837	$685	10.0%
EBITDA	$3,070	$2,748	$322	11.7%
EBITDA margin	40.8%	40.2%

	For the Six Months Ended June 30,			Percentage
	2012	2011	Increase	Increase

Revenue	$14,820	$13,454	$1,366	10.2%
EBITDA	$5,991	$5,367	$624	11.6%
EBITDA margin	40.4%	39.9%

	For the Three Months Ended
	June 30, 2012	March 31, 2012	Increase	Percentage Increase

Revenue	$7,522	$7,298	$224	3.1%
EBITDA	$3,070	$2,921	$149	5.1%
EBITDA margin	40.8%	40.0%

Reis Services’s revenue increased by approximately $685,000, or 10.0%, from the second quarter of 2011 to the second quarter of 2012 and $1,366,000, or 10.2%, in the six months ended June 30, 2012 over the comparable 2011 six month period. The revenue increase over the corresponding prior quarterly period is the ninth consecutively quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $224,000 or 3.1%, from the first quarter of 2012 to the second quarter of 2012. In general, these revenue increases reflect: (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate rose to 93% at June 30, 2012 as compared to 92% for the trailing twelve months ended June 30, 2011 (for institutional subscribers, the renewal rates remained constant at 95% at June 30, 2012 and 2011); (2) incremental new business as the first half of 2012 produced the highest level of new contract signings in the Company’s history; (3) revenue growth from ReisReports; (4) revenue growth from our data redistribution initiatives; and (5) the cumulative impact of the increased volume of contract signings in 2011 and into 2012.

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

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2012 and 2011, respectively. A comparison of these balances at June 30 of each year is more meaningful than a comparison to the December 31, 2011 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the comparison.

	June 30,		Increase	Percentage Increase
	2012	2011

Deferred revenue (GAAP basis)	$14,483,000	$12,278,000	$2,205,000	18.0%
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	13,147,000	12,398,000	749,000	6.0%

Aggregate Revenue Under Contract	$27,630,000	$24,676,000	$2,954,000	12.0%

(A)	Amounts are billable subsequent to June 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2012 was approximately $19,864,000 related to amounts under contract for the forward twelve month period through June 30, 2013. The remainder reflects amounts under contract beyond June 30, 2013. The forward twelve month Aggregate Revenue Under Contract amount at June 30, 2012 is approximately 69.6% of revenue on a trailing twelve month basis at June 30, 2012 of approximately $28,546,000. For comparison purposes, at June 30, 2011, the forward twelve month Aggregate Revenue Under Contract amount of $18,319,000 was approximately 71.5% of revenue on a trailing twelve month basis at June 30, 2011. Management believes that this is a strong indicator of revenue visibility and the power of our business model.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multiyear; and (3) the impact of recording revenue ratably over the life of a contract, which moderates the effect of price increases after the first year.

EBITDA for the three months ended June 30, 2012 was $3,070,000, an increase of $322,000, or 11.7%, over the second quarter 2011 amount and increased $624,000, or 11.6%, in the six months ended June 30, 2012 over the comparable 2011 six month period. On a consecutive quarter basis, EBITDA increased $149,000 or 5.1% in the second quarter 2012 over the first quarter 2012. These increases were primarily derived by the corresponding increases in revenue, as described above, and improving EBITDA margins in excess of 40%.

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

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$498
Income tax (benefit)			(84)

Income (loss) before income taxes and discontinued operations	$1,712	$(1,298)	414
Add back:
Depreciation and amortization expense	1,300	3	1,303
Interest expense (income), net	58	—	58

EBITDA	3,070	(1,295)	1,775
Add back:
Stock based compensation expense, net	—	646	646

Adjusted EBITDA	$3,070	$(649)	$2,421

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.8%		32.2%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$634
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$3,240	$(2,606)	634
Add back:
Depreciation and amortization expense	2,655	4	2,659
Interest expense (income), net	96	(1)	95

EBITDA	5,991	(2,603)	3,388
Add back:
Stock based compensation expense, net	—	1,192	1,192

Adjusted EBITDA	$5,991	$(1,411)	$4,580

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.4%		30.9%

See footnotes on next page.

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2011	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$100
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$1,448	$(1,348)	100
Add back:
Depreciation and amortization expense	1,249	—	1,249
Interest expense (income), net	51	(2)	49

EBITDA	2,748	(1,350)	1,398
Add back:
Stock based compensation expense, net	—	675	675

Adjusted EBITDA	$2,748	$(675)	$2,073

Adjusted EBITDA Margin – Reis Services and consolidated (B)	40.2%		30.3%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2011	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$200
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$2,773	$(2,573)	200
Add back:
Depreciation and amortization expense	2,483	1	2,484
Interest expense (income), net	111	(3)	108

EBITDA	5,367	(2,575)	2,792
Add back:
Stock based compensation expense, net	—	1,221	1,221

Adjusted EBITDA	$5,367	$(1,354)	$4,013

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.9%		29.8%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$136
Income tax expense			84

Income (loss) before income taxes and discontinued operations	$1,528	$(1,308)	220
Add back:
Depreciation and amortization expense	1,355	1	1,356
Interest expense (income), net	38	(1)	37

EBITDA	2,921	(1,308)	1,613
Add back:
Stock based compensation expense, net	—	546	546

Adjusted EBITDA	$2,921	$(762)	$2,159

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.0%		29.6%

(A)	Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations (Residential Development Activities) are excluded from these reconciliations for all periods presented.
(B)	Reflects an adjusted EBITDA margin on the Reis Services segment and on a consolidated basis, both of which excludes the impact of discontinued operations.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2012 and 2011

Subscription revenues and related cost of sales were approximately $7,522,000 and $1,685,000, respectively, for the three months ended June 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $5,837,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $570,000 during this period. Subscription revenues and related cost of sales were approximately $6,837,000 and $1,523,000, respectively, for the three months ended June 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $5,314,000. Amortization expense included in cost of sales was approximately $592,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $162,000 is primarily a result of employment related costs from hiring during 2011 and 2012, coupled with wage and benefit increases over the 2011 period, offset by a net decrease in amortization expense of $22,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter.

Sales and marketing expenses were approximately $1,822,000 and $1,681,000 for the three months ended June 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $246,000 and $248,000 during the three months ended June 30, 2012 and 2011, respectively. The increase in sales and marketing expenses between the two periods of approximately $141,000 generally reflects increased commissions and employment related costs from hiring during 2011 and 2012, coupled with wage and benefit increases over the 2011 period.

Product development expenses were approximately $566,000 and $507,000 for the three months ended June 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $322,000 and $249,000 during the three months ended June 30, 2012 and 2011, respectively. Product development costs increased $59,000, primarily due to a net increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements in 2011 and 2012.

General and administrative expenses of approximately $2,977,000 for the three months ended June 30, 2012 include current period expenses of approximately $2,167,000, depreciation and amortization expense of approximately $164,000 for lease value and furniture, fixtures and equipment, and approximately $646,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $609,000 and by an approximate $37,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $8.91 per share at March 31, 2012 to $9.61 per share at June 30, 2012. General and administrative expenses of approximately $2,977,000 for the three months ended June 30, 2011 include current period expenses of approximately $2,142,000, depreciation and amortization expense of approximately $160,000 for lease value and furniture, fixtures and equipment, and approximately $675,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $530,000 and by an approximate $145,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.89 per share at March 31, 2011 to $9.93 per share at June 30, 2011. Excluding the non-cash expenses, the increase in general and administrative expenses of $25,000 is primarily a result of increased professional fees, compensation increases and higher benefit costs over the 2011 period.

Interest expense of $74,000 and $72,000 for the three months ended June 30, 2012 and 2011, respectively, is comprised of interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan. In the second quarter of 2012, the Bank Loan was repaid and this obligation was cancelled.

The income tax benefit of $84,000 during the three months ended June 30, 2012 reflects the reversal of the deferred Federal tax expense and deferred state and local tax expense recorded in the first quarter of 2012. No provision was recorded by the Company in the 2011 period as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.

The income from discontinued operations of $1,695,000 for the three months ended June 30, 2012 primarily is comprised of the $1,956,000 reduction in the liability related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, offset by other professional fees and expenses of $182,000 and is after an income tax expense of $79,000 in the 2012 second quarter. Income from discontinued operations of $1,342,000 for the three months ended June 30, 2011 primarily includes the sale of the East Lyme project in a bulk transaction in April 2011 for a gain of $1,242,000 and net other income of $100,000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2012 and 2011

Subscription revenues and related cost of sales were approximately $14,820,000 and $3,531,000, respectively, for the six months ended June 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $11,289,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,225,000 during this period. Subscription revenues and related cost of sales were approximately $13,454,000 and $3,073,000, respectively, for the six months ended June 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $10,381,000. Amortization expense included in cost of sales was approximately $1,177,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $458,000 is primarily a result of employment related costs from hiring during 2011 and 2012, coupled with wage and benefit increases over the 2011 period and a net increase in amortization expense of $48,000 for additions to the database intangible asset.

Sales and marketing expenses were approximately $3,551,000 and $3,333,000 for the six months ended June 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $492,000 and $497,000 during the six months ended June 30, 2012 and 2011, respectively. The increase in sales and marketing expenses between the two periods of approximately $218,000 generally reflects increased commissions and employment related costs from hiring during 2011 and 2012, coupled with wage and benefit increases over the 2011 period.

Product development expenses were approximately $1,080,000 and $988,000 for the six months ended June 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $617,000 and $491,000 during the six months ended June 30, 2012 and 2011, respectively. Product development costs increased $92,000, primarily due to an increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements in 2011 and 2012.

General and administrative expenses of approximately $5,929,000 for the six months ended June 30, 2012 include current period expenses of approximately $4,413,000, depreciation and amortization expense of approximately $324,000 for lease value and furniture, fixtures and equipment, and approximately $1,192,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,166,000 and by an approximate $26,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $9.61 per share at June 30, 2012. General and administrative expenses of approximately $5,752,000 for the six months ended June 30, 2011 include current period expenses of approximately $4,212,000, depreciation and amortization expense of approximately $319,000 for lease value and furniture, fixtures and equipment, and approximately $1,221,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,015,000 and by an approximate $206,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $9.93 per share at June 30, 2011. Excluding the non-cash expenses, the increase in general and administrative expenses of $201,000 is primarily a result of increased rent related costs for additional office space, increased professional fees, compensation increases and higher benefit costs over the 2011 period.

Interest expense of $127,000 for the six months ended June 30, 2012 is comprised of interest and cost amortization on the Bank Loan. Interest expense of $150,000 for the six months ended June 30, 2011 includes interest and cost amortization on the Bank Loan of $149,000 and interest from other debt of $1,000. In the second quarter of 2012, the Bank Loan was repaid and this obligation was cancelled.

No provision was recorded by the Company in the 2012 or 2011 periods as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.

The loss from discontinued operations of $12,650,000 for the six months ended June 30, 2012 primarily is comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $390,000. Income from discontinued operations of $1,252,000 for the six months ended June 30, 2011 primarily includes the sale of the East Lyme project in a bulk transaction in April 2011 for a gain of $1,242,000 and net other income of $10,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $4,008,000 at June 30, 2012 and December 31, 2011 of which $141,000 and $323,000 is reflected as a net current asset, respectively, and $3,867,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $56,014,000 at December 31, 2011. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,755,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. In addition to the NOLs existing at December 31, 2011, a substantial NOL will be realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $21,633,000 and $17,092,000 at June 30, 2012 and December 31, 2011, respectively, was necessary. The allowance relates primarily to NOL carryforwards, AMT credits and liability reserves. The increase in the valuation allowance in 2012 is attributable to providing a full allowance for a substantial portion of the Gold Peak litigation charge recorded during 2012. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

Liquidity and Capital Resources

Cash and cash equivalents aggregated approximately $19,671,000 at June 30, 2012. During the second quarter of 2012, the Company repaid the remaining outstanding balance on the Bank Loan and this obligation was cancelled. The Company had no outstanding debt at June 30, 2012.

The Company’s significant short-term liquidity requirement is the payment of the $17,000,000 settlement of the Gold Peak litigation, of which $5,000,000 is payable by August 3, 2012 and the remaining $12,000,000 is payable by October 15, 2012. Although the Company believes that it will be able to make the required payments without impairing Reis’s ability to operate or expand its business as planned, the Company is evaluating its options with respect to cash, the significant cash generation ability of the core Reis Services business and potential borrowings for working capital flexibility. There can be no assurance that the Company will be able to obtain financing for working capital purposes, on terms favorable to the Company, or at all. The Company is seeking recovery under all available insurance policies, including the ACE policy, and is pursuing appropriate additional actions against other potentially responsible parties; however, there can be no assurance that the Company will recover any amounts in the short or long term. For additional information on the Gold Peak litigation, see Note 11 included in the unaudited financial statements in Item 1 of this quarterly report on Form 10-Q.

At June 30, 2012, the Company’s other short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; operating leases; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $267,000 at June 30, 2012 based upon the closing stock price of the Company at June 30, 2012 of $9.61 per share); and the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and possibly with borrowings for working capital needs. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any amounts in the short or long term. The Company expects that in the short term, it will be able to utilize its NOLs and that taxes to be paid will be for alternative state and local taxes, and possibly AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; other costs, including public company expenses not included in the Reis Services segment; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and possibly with borrowings. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any amounts in the short or long term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments during the next few years are expected to be for alternative state and local taxes and AMT, but not for Federal income taxes.

Changes in Cash Flows

Comparison of Cash Flows for the Six Months Ended June 30, 2012 and 2011

Cash flows for the six months ended June 30, 2012 and 2011 are summarized as follows:

	For the Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$5,972,873	$8,005,640
Net cash (used in) investing activities	(2,011,845)	(1,852,355)
Net cash (used in) financing activities	(6,442,317)	(3,032,334)

Net (decrease) increase in cash and cash equivalents	$(2,481,289)	$3,120,951

Cash flows provided by operating activities decreased $2,033,000 from $8,006,000 provided in the 2011 period to $5,973,000 provided in the 2012 period. This decrease was primarily the result of (1) cash from the sale of the East Lyme property in April 2011 and the subsequent escrow releases, (2) the February 2011 collection of approximately $455,000 in satisfaction of a mortgage note and accrued interest thereon from the sale of property in Claverack, New York in February 2010, and (3) increased professional fees in the 2012 period, offset by (4) increased cash flow from the Reis Services segment of $955,000 from $6,865,000 provided in the 2011 period to $7,820,000 provided in the 2012 period due to revenue growth and the timing of accounts receivable collections.

Cash flows used in investing activities increased $160,000 from $1,852,000 used in the 2011 period to $2,012,000 used in the 2012 period. This change resulted from an increase of cash used in the 2012 period as compared to the 2011 period for web site and database development costs for continuing product development and enhancement initiatives.

Cash flows used in financing activities increased $3,410,000 from $3,032,000 used in the 2011 period to $6,442,000 used in the 2012 period. During the 2012 period, $5,691,000 was repaid on the Bank Loan whereas $2,766,000 was repaid in the 2011 period. Other debt repayments in the 2011 period were $16,000, with no such payments in the 2012 period. Payments for restricted stock unit settlements were approximately $751,000 and $251,000 in the 2012 and 2011 periods, respectively.

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

By June 30, 2012, the Company repaid the remaining $5,691,000 outstanding balance on the Bank Loan and had no exposure to interest rates. Management is assessing the need, if any, for potential borrowings for working capital flexibility, which could expose the Company to interest rate risk in the future.

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

Cash balances held at banking institutions with which we do business may exceed the Federal Deposit Insurance Corporation insurance limits. The cash balances in these bank accounts could be impacted if the underlying banks fail or could be subject to other adverse conditions in the financial markets.

Item 4T.	Controls and Procedures.

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2012 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”)) were the subject of a suit brought by the homeowners association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012. The jury found Reis, GP LLC, the former officers and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from ACE Westchester (“ACE”) that covers the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all additional damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, Reis’s former insurance broker and others. The Company has also brought separate claims against the architect at Gold Peak and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project and is considering other recovery actions.

As of December 31, 2011, based on the best available information at that time, the Company recorded a charge of approximately $4,460,000 in discontinued operations, representing the low end of the Company’s expected range of net exposure. This amount reflected an aggregate minimum liability of approximately $7,740,000, less the then minimum expected insurance recovery of $3,000,000 and other previously reserved amounts. At March 31, 2012, as a result of the verdict, the Company recorded an additional charge of $14,216,000 in discontinued operations in the first quarter of 2012, to bring the Company’s liability up to the $18,200,000 judgment, plus other costs of approximately $756,000. As of March 31, 2012, the Company, in accordance with the applicable accounting literature, could no longer conclude that $3,000,000 of insurance was probable of being recovered. These charges were reflected in discontinued operations and negatively impacted net income (loss), but did not impact income from continuing operations.

During April 2012, the Company, other defendants and the plaintiff homeowners association filed various post-trial motions which could have resulted in increases or decreases in the final judgment, a new trial or no change from the jury verdict. Following the court’s ruling on these post-trial motions, the Company could have filed an appeal of the judgment. In order to appeal the judgment, the Company would have been required to post cash or a bond with the court and would have needed to obtain additional financing. If appealed, a final resolution would likely have been deferred into 2013. In June 2012, the court denied all of the defendants’ post-trial motions.

On June 20, 2012, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 is payable by August 3, 2012 and the remaining $12,000,000 is payable by October 15, 2012. In reaching the decision to settle, Reis’s management and board of directors considered, among other things: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the continuing strong cash flow generation of Reis Service’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the six months ended June 30, 2012 of $12,260,000.

Reis continues to consider its options with respect to contribution or other actions against potentially responsible third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of this settlement.

The Company may decide to obtain additional financing for working capital purposes; however, there can be no assurance that the Company will be able to obtain financing, on terms favorable to the Company, or at all.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three and six months ended June 30, 2012, the Company did not repurchase any shares of common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description

10.1	Abbreviated Enforceable Mutual Settlement Agreement Dated June 20, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 26, 2012).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: August 2, 2012