Form 10-Q
period 2012-09-30
Reis, Inc.
filed 2012-11-08
CIK 1038222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of the Registrant’s shares of common stock outstanding was 10,704,409 as of October 29, 2012.

Part I. Financial Information

Item 1.	Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,958,998	$22,152,802
Restricted cash and investments	215,963	215,405
Accounts receivable, net	5,755,288	8,597,464
Prepaid and other assets	580,243	625,451
Assets attributable to discontinued operations	—	3,000,000

Total current assets	21,510,492	34,591,122
Furniture, fixtures and equipment, net of accumulated depreciation of $1,784,543 and $1,556,022, respectively	768,693	863,309
Intangible assets, net of accumulated amortization of $22,971,153 and $19,437,856, respectively	16,523,634	17,155,195
Deferred tax asset, net	3,928,420	3,685,420
Goodwill	54,824,648	54,824,648
Other assets	80,180	98,412

Total assets	$97,636,067	$111,218,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$5,690,940
Accrued expenses and other liabilities	2,800,447	3,352,445
Liability for option cancellations	363,874	240,515
Deferred revenue	14,434,852	15,706,851
Liabilities attributable to discontinued operations	12,447,222	8,048,568

Total current liabilities	30,046,395	33,039,319
Other long-term liabilities	613,856	668,456

Total liabilities	30,660,251	33,707,775

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,704,409 and 10,570,891 shares issued and outstanding, respectively	214,088	211,417
Additional paid in capital	101,490,267	100,677,336
Retained earnings (deficit)	(34,728,539)	(23,378,422)

Total stockholders’ equity	66,975,816	77,510,331

Total liabilities and stockholders’ equity	$97,636,067	$111,218,106

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Subscription revenue	$7,826,701	$6,747,585	$22,647,158	$20,201,463
Cost of sales of subscription revenue	1,475,495	1,550,435	5,006,705	4,623,673

Gross profit	6,351,206	5,197,150	17,640,453	15,577,790

Operating expenses:
Sales and marketing	1,908,668	1,656,187	5,459,591	4,988,681
Product development	660,620	574,066	1,740,619	1,562,224
General and administrative expenses	2,937,199	2,632,106	8,865,783	8,384,599

Total operating expenses	5,506,487	4,862,359	16,065,993	14,935,504

Other income (expenses):
Interest and other income	15,649	19,321	47,921	61,646
Interest expense	(531)	(65,145)	(128,133)	(214,807)

Total other income (expenses)	15,118	(45,824)	(80,212)	(153,161)

Income before income taxes and discontinued operations	859,837	288,967	1,494,248	489,125
Income tax expense (benefit)	—	—	—	—

Income from continuing operations	859,837	288,967	1,494,248	489,125
(Loss) income from discontinued operations, net of income tax expense of $—, $—, $—, and $—, respectively	(194,313)	1,231	(12,844,365)	1,253,481

Net income (loss)	$665,524	$290,198	$(11,350,117)	$1,742,606

Per share amounts – basic:
Income from continuing operations	$0.08	$0.03	$0.14	$0.05

Net income (loss)	$0.06	$0.03	$(1.06)	$0.16

Per share amounts – diluted:
Income from continuing operations	$0.08	$0.02	$0.14	$0.05

Net income (loss)	$0.06	$0.02	$(1.03)	$0.16

Weighted average number of common shares outstanding:
Basic	10,702,509	10,599,031	10,670,966	10,572,288

Diluted	11,093,888	10,997,157	10,993,436	10,835,602

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2012	10,570,891	$211,417	$100,677,336	$(23,378,422)	$77,510,331

Shares issued for vested employees restricted stock units	133,518	2,671	(2,671)	—	—
Stock based compensation, net	—	—	815,602	—	815,602
Net (loss)	—	—	—	(11,350,117)	(11,350,117)

Balance, September 30, 2012	10,704,409	$214,088	$101,490,267	$(34,728,539)	$66,975,816

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,350,117)	$1,742,606
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	—	—
Depreciation	266,173	254,624
Amortization of intangible assets	3,533,297	3,549,062
Stock based compensation charges	1,666,866	1,537,074
Changes in assets and liabilities:
Restricted cash and investments	(558)	790,293
Accounts receivable, net	2,842,176	4,471,731
Prepaid and other assets	2,820,440	332,647
Real estate assets	—	1,297,245
Accrued expenses and other liabilities	3,792,056	(1,172,521)
Liability for option cancellations	123,359	129,739
Deferred revenue	(1,271,999)	(3,078,116)

Net cash provided by operating activities	2,421,693	9,854,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(2,901,736)	(2,598,097)
Furniture, fixtures and equipment additions	(171,557)	(242,057)

Net cash (used in) investing activities	(3,073,293)	(2,840,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Bank Loan	(5,690,940)	(4,148,287)
Repayments on capitalized equipment leases	—	(21,796)
Payments for restricted stock units	(851,264)	(351,620)
Stock repurchases	—	(388,389)

Net cash (used in) financing activities	(6,542,204)	(4,910,092)

Net (decrease) increase in cash and cash equivalents	(7,193,804)	2,104,138
Cash and cash equivalents, beginning of period	22,152,802	20,163,787

Cash and cash equivalents, end of period	$14,958,998	$22,267,925

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$42,008	$134,517

Cash paid during the period for income taxes, net of refunds	$68,560	$39,434

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,671	$2,676

Disposal of fully amortized intangible assets		$241,724

Disposal of fully depreciated furniture, fixtures and equipment	$37,652	$45,988

Release of accrued remediation liability obligation upon sale of real estate		$1,000,000

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development and self storage properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 8, 2012. The consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and consolidated statements of changes in cash flows for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of full year results.

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

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data September 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14,829	$—	$130	$14,959
Restricted cash and investments	216	—	—	216
Accounts receivable, net	5,755	—	—	5,755
Prepaid and other assets	273	—	307	580
Assets attributable to discontinued operations	—	—	—	—

Total current assets	21,073	—	437	21,510
Furniture, fixtures and equipment, net	733	—	36	769
Intangible assets, net	16,524	—	—	16,524
Deferred tax asset, net	—	—	3,928	3,928
Goodwill	57,203	—	(2,378)	54,825
Other assets	80	—	—	80

Total assets	$95,613	$—	$2,023	$97,636

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	1,948	—	852	2,800
Liability for option cancellations	—	—	364	364
Deferred revenue	14,435	—	—	14,435
Liabilities attributable to discontinued operations	—	12,276	171	12,447

Total current liabilities	16,383	12,276	1,387	30,046
Other long-term liabilities	614	—	—	614
Deferred tax liability, net	15,174	—	(15,174)	—

Total liabilities	32,171	12,276	(13,787)	30,660
Total stockholders’ equity	63,442	(12,276)	15,810	66,976

Total liabilities and stockholders’ equity	$95,613	$—	$2,023	$97,636

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,505	$—	$3,648	$22,153
Restricted cash and investments	215	—	—	215
Accounts Receivable, net	8,597	—	—	8,597
Prepaid and other assets	198	—	428	626
Assets attributable to discontinued operations	—	3,000	—	3,000

Total current assets	27,515	3,000	4,076	34,591
Furniture, fixtures and equipment, net	821	—	42	863
Intangible assets, net	17,155	—	—	17,155
Deferred tax asset, net	—	—	3,685	3,685
Goodwill	57,203	—	(2,378)	54,825
Other assets	99	—	—	99

Total assets	$102,793	$3,000	$5,425	$111,218

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$5,691	$—	$—	$5,691
Accrued expenses and other liabilities	2,257	—	1,095	3,352
Liability for option cancellations	—	—	241	241
Deferred revenue	15,707	—	—	15,707
Liabilities attributable to discontinued operations	—	8,032	17	8,049

Total current liabilities	23,655	8,032	1,353	33,040
Other long-term liabilities	668	—	—	668
Deferred tax liability, net	13,151	—	(13,151)	—

Total liabilities	37,474	8,032	(11,798)	33,708
Total stockholders’ equity	65,319	(5,032)	17,223	77,510

Total liabilities and stockholders’ equity	$102,793	$3,000	$5,425	$111,218

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended September 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$7,827	$—	$—	$7,827
Cost of sales of subscription revenue	1,476	—	—	1,476

Gross profit	6,351	—	—	6,351

Operating expenses:
Sales and marketing	1,908	—	—	1,908
Product development	661	—	—	661
General and administrative expenses	1,691	—	1,246	2,937

Total operating expenses	4,260	—	1,246	5,506
Other income (expenses):
Interest and other income	16	—	—	16
Interest expense	(1)	—	—	(1)

Total other income (expenses)	15	—	—	15

Income (loss) before income taxes and discontinued operations	$2,106	$—	$(1,246)	$860

Income (loss) from discontinued operations, before income taxes	$—	$2	$(196)	$(194)

Condensed Operating Data for the Three Months Ended September 30, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$6,747	$—	$—	$6,747
Cost of sales of subscription revenue	1,550	—	—	1,550

Gross profit	5,197	—	—	5,197

Operating expenses:
Sales and marketing	1,656	—	—	1,656
Product development	574	—	—	574
General and administrative expenses	1,563	—	1,070	2,633

Total operating expenses	3,793	—	1,070	4,863
Other income (expenses):
Interest and other income	18	—	2	20
Interest expense	(65)	—	—	(65)

Total other income (expenses)	(47)	—	2	(45)

Income (loss) before income taxes and discontinued operations	$1,357	$—	$(1,068)	$289

Income from discontinued operations, before income taxes	$—	$1	$—	$1

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Nine Months Ended September 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$22,647	$—	$—	$22,647
Cost of sales of subscription revenue	5,007	—	—	5,007

Gross profit	17,640	—	—	17,640

Operating expenses:
Sales and marketing	5,459	—	—	5,459
Product development	1,741	—	—	1,741
General and administrative expenses	5,013	—	3,853	8,866

Total operating expenses	12,213	—	3,853	16,066
Other income (expenses):
Interest and other income	47	—	1	48
Interest expense	(128)	—	—	(128)

Total other income (expenses)	(81)	—	1	(80)

Income (loss) before income taxes and discontinued operations	$5,346	$—	$(3,852)	$1,494

(Loss) from discontinued operations, before income taxes	$—	$(12,648)	$(196)	$(12,844)

Condensed Operating Data for the Nine Months Ended September 30, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$20,201	$—	$—	$20,201
Cost of sales of subscription revenue	4,623	—	—	4,623

Gross profit	15,578	—	—	15,578

Operating expenses:
Sales and marketing	4,989	—	—	4,989
Product development	1,562	—	—	1,562
General and administrative expenses	4,739	—	3,646	8,385

Total operating expenses	11,290	—	3,646	14,936
Other income (expenses):
Interest and other income	57	—	5	62
Interest expense	(215)	—	—	(215)

Total other income (expenses)	(158)	—	5	(153)

Income (loss) before income taxes and discontinued operations	$4,130	$—	$(3,641)	$489

Income from discontinued operations, before income taxes	$—	$1,253	$—	$1,253

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2012.

No individual customer accounted for more than 4.4% and 4.9% of Reis Services’s revenues for the nine months ended September 30, 2012 and 2011, respectively.

The balance of outstanding accounts receivable of Reis Services at September 30, 2012 and December 31, 2011 follows:

(amounts in thousands)	September 30, 2012	December 31, 2011
Accounts receivable	$5,817	$8,629
Allowance for doubtful accounts	(62)	(32)

Accounts receivable, net	$5,755	$8,597

Ten subscribers accounted for an aggregate of approximately 41.9% of Reis Services’s accounts receivable at September 30, 2012, including two subscribers in excess of 5.0% with the largest representing 10.3%. Through October 25, 2012, the Company received payments of approximately $2,079,000 or 35.7% against the September 30, 2012 accounts receivable balance.

At September 30, 2012, no subscribers accounted for more than 3.5% of deferred revenue.

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

(amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from sales of real estate	$—	$—	$—	$1,800
Cost of sales of real estate	—	—	—	(558)
Litigation charge	—	—	(12,260)	—
Other income (expense), net	(194)	1	(584)	11

(Loss) income from discontinued operations before income tax	(194)	1	(12,844)	1,253
Income tax expense on discontinued operations	—	—	—	—

(Loss) income from discontinued operations, net of income tax expense	$(194)	$1	$(12,844)	$1,253

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), two former senior officers of Reis (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the nine months ended September 30, 2012 of $12,260,000. For additional information pertaining to the Gold Peak litigation, see Note 11.

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

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $216,000 and $215,000 at September 30, 2012 and December 31, 2011, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

(amounts in thousands)	September 30, 2012	December 31, 2011
Database	$14,682	$13,223
Accumulated amortization	(11,339)	(9,784)

Database, net	3,343	3,439

Customer relationships	14,100	14,100
Accumulated amortization	(5,200)	(4,462)

Customer relationships, net	8,900	9,638

Web site	7,913	6,470
Accumulated amortization	(4,797)	(3,784)

Web site, net	3,116	2,686

Acquired below market lease	2,800	2,800
Accumulated amortization	(1,635)	(1,408)

Acquired below market lease, net	1,165	1,392

Intangibles, net	$16,524	$17,155

The Company capitalized approximately $520,000 and $512,000 during the three months ended September 30, 2012 and 2011, respectively, and $1,459,000 and $1,427,000 during the nine months ended September 30, 2012 and 2011, respectively, to the database intangible asset. The Company capitalized approximately $474,000 and $421,000 during the three months ended September 30, 2012 and 2011, respectively, and $1,443,000 and $1,171,000 during the nine months ended September 30, 2012 and 2011, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,046,000 and $3,533,000 for the three and nine months ended September 30, 2012, of which approximately $330,000 and $1,555,000 related to the database, which is charged to cost of

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Intangible Assets (continued)

sales, approximately $246,000 and $738,000 related to customer relationships, which is charged to sales and marketing expense, approximately $396,000 and $1,013,000 related to web site development, which is charged to product development expense, and approximately $75,000 and $227,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,232,000 and $3,549,000 for the three and nine months ended September 30, 2011, of which approximately $601,000 and $1,778,000 related to the database, approximately $247,000 and $744,000 related to customer relationships, approximately $308,000 and $800,000 related to web site development, and approximately $76,000 and $227,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

At September 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

(amounts in thousands)	Stated Interest Rate	September 30, 2012	December 31, 2011
Reis Services Bank Loan	LIBOR + 1.50%	$—	$5,691

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The final scheduled maturity date of all amounts borrowed pursuant to the credit agreement was September 30, 2012. During the second quarter of 2012, the Company repaid the remaining outstanding balance and this obligation was cancelled. The Company had no outstanding debt at September 30, 2012.

See Note 13 for subsequent events.

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Deferred Federal tax (benefit)	$—	$—	$—	$—
Deferred state and local tax expense (benefit)	—	—	—	—

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (A)	—	—	—	—
Less income tax expense attributable to discontinued operations	—	—	—	—

Income tax (benefit) (B)	$—	$—	$—	$—

(A)	Includes income taxes attributable to income from discontinued operations.
(B)	Reflects the tax expense from continuing operations as reported on the consolidated statements of income for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $4,008,000 at September 30, 2012 and December 31, 2011 of which $80,000 and $323,000 is reflected as a net current asset, respectively, and $3,928,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Income Taxes (continued)

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $55,957,000 at December 31, 2011. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,698,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. In addition to the NOLs existing at December 31, 2011, a substantial NOL will be realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement discussed in Note 11.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $21,378,000 and $17,092,000 at September 30, 2012 and December 31, 2011, respectively, was necessary. The allowance relates primarily to NOL carryforwards, AMT credits and liability reserves. The increase in the valuation allowance in 2012 is attributable to providing a full allowance for a substantial portion of the Gold Peak litigation charge recorded during 2012. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

8.	Stockholders’ Equity

Between December 2008 and June 2010, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $4,000,000 of the Company’s common stock, which authorizations were fully utilized by December 2010. In August 2011, the Board authorized an additional $1,000,000 to make stock repurchases (of which approximately $551,000 remained available as of September 30, 2012 and December 31, 2011). The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the three and nine months ended September 30, 2012, the Company did not repurchase any shares of common stock. During the three and nine months ended September 30, 2011, the Company repurchased 43,249 shares of common stock at an average price of $8.98 per share.

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

Option Awards

The following table presents option activity and other plan data for the nine months ended September 30, 2012 and 2011:

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

	For the Nine Months Ended September 30,
	2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	663,172	$8.82	680,896	$8.73
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	663,172	$8.82	680,896	$8.73

Options exercisable at end of period	438,172	$9.23	378,896	$8.92

Options exercisable which can be settled in cash	53,172	$4.60	70,896	$4.81

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

At September 30, 2012, the liability for option cancellations was approximately $364,000 based upon the difference in the closing stock price of the Company at September 30, 2012 of $11.44 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2011, the liability for option cancellations was approximately $241,000 based upon the difference in the closing stock price of the Company at December 31, 2011 of $9.12 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded compensation expense of approximately $97,000 and $123,000 for the three and nine months ended September 30, 2012, recorded a reduction to compensation expense of approximately $76,000 for the three months ended September 30, 2011 and compensation expense of $130,000 for the nine months ended September 30, 2011 in general and administrative expenses in the statements of operations related to the respective changes in the amount of the liability for option cancellations.

RSU Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011
Outstanding at beginning of period	590,662	523,479
Granted	165,461	243,499
Common stock delivered (A)(B)	(217,885)	(177,828)
Forfeited	—	—

Outstanding at end of period	538,238	589,150

Intrinsic value at September 30, 2012 and 2011, respectively (C)	$6,157,000	$5,220,000

(A)	Includes 1,202 and 84,367 shares which were used to settle minimum employee withholding tax obligations for one and 16 employees of approximately $13,000 and $851,000 in the three and nine months ended September 30, 2012, respectively. A net 2,132 and 133,518 shares of common stock were delivered in the three and nine months ended September 30, 2012, respectively.
(B)	Includes 1,207 and 44,019 shares which were used to settle minimum employee withholding tax obligations for one and 14 employees of approximately $11,000 and $352,000 in the three and nine months ended September 30, 2011, respectively. A net of 2,126 and 133,809 shares of common stock were delivered in the three and nine months ended September 30, 2011, respectively.
(C)	For purposes of this calculation, the Company’s closing stock prices were $11.44 and $8.86 per share on September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012, an aggregate of 21,678 RSUs were granted to non-employee directors (with an average grant date fair value of $9.19 per RSU) related to the equity component of their compensation. During the nine months ended September 30, 2011, an aggregate of 29,364 RSUs were granted to non-employee directors (with a grant date fair value of $8.09 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but the underlying shares of common stock are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $501,000 and $522,000, including approximately $46,000 and $69,000 related to non-employee director equity compensation, for the three months ended September 30, 2012 and 2011, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the nine months ended September 30, 2012 and 2011, the Company recorded non-cash compensation expense of approximately $1,667,000 and $1,537,000, respectively, including approximately $176,000 and $226,000, respectively, related to non-employee director equity compensation, related to all stock options and RSUs accounted for as equity awards.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$859,837	$288,967	$1,494,248	$489,125
(Loss) income from discontinued operations, net of income tax expense	(194,313)	1,231	(12,844,365)	1,253,481

Net income (loss) for basic calculation	$665,524	$290,198	$(11,350,117)	$1,742,606

Numerator for diluted per share calculation
Income from continuing operations	$859,837	$288,967	$1,494,248	$489,125
Adjustments to income from continuing operations for the income statement impact of dilutive securities	—	(75,859)	—	—

Income from continuing operations for dilution calculation	859,837	213,108	1,494,248	489,125
(Loss) income from discontinued operations, net of income tax expense	(194,313)	1,231	(12,844,365)	1,253,481

Net income (loss) for dilution calculation	$665,524	$214,339	$(11,350,117)	$1,742,606

Denominator:
Weighted average common shares – basic	10,702,509	10,599,031	10,670,966	10,572,288
Effect of dilutive securities:
RSUs	326,586	351,274	296,545	259,561
Stock options	64,793	46,852	25,925	3,753

Weighted average common shares – diluted	11,093,888	10,997,157	10,993,436	10,835,602

Per common share amounts – basic:
Income from continuing operations	$0.08	$0.03	$0.14	$0.05
(Loss) income from discontinued operations	(0.02)	—	(1.20)	0.11

Net income (loss)	$0.06	$0.03	$(1.06)	$0.16

Per common share amounts – diluted:
Income from continuing operations	$0.08	$0.02	$0.14	$0.05
(Loss) income from discontinued operations	(0.02)	—	(1.17)	0.11

Net income (loss)	$0.06	$0.02	$(1.03)	$0.16

Potentially dilutive securities include all stock based awards. For the nine months ended September 30, 2012 and 2011, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive. For the three months ended September 30, 2012, only option awards accounted for under the liability method were antidilutive. For the three months ended September 30, 2011, only certain equity awards were antidilutive.

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

On June 20, 2012, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and board of directors considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Service’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the nine months ended September 30, 2012 of $12,260,000.

Reis continues to consider its options with respect to contribution or other actions against potentially responsible third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of this settlement. There is no assurance that the Company will be successful in these recovery efforts. The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

12.	Fair Value of Financial Instruments

At September 30, 2012 and December 31, 2011, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and, at December 31, 2011, debt. The fair values of these financial instruments, excluding the Bank Loan, were not materially different from their recorded values at September 30, 2012 and December 31, 2011. All of the Company’s debt at December 31, 2011 was floating rate based. Regarding the Bank Loan, the fair value of this debt was estimated to be approximately $5,628,000 at December 31, 2011, which was lower than the recorded amount of $5,691,000 at that date. The estimated fair value reflected the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. The Bank Loan was repaid in full by June 30, 2012. See Note 6 for more information about the Company’s debt.

13.	Subsequent Events

On October 16, 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) with an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement. No borrowings were made on the Revolver at the time of the closing.

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development and self storage properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development and self storage sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets for each of the six types of commercial real estate covered by Reis at September 30, 2012:

Number of metropolitan markets:
Apartment	200
Retail	190
Office	190
Warehouse/distribution	47
Flex/research & development	47
Self storage	30

Reis programmatically expands its property level and market coverage by geography and property type, most recently for the office, self storage, retail shopping centers, warehouse/distribution and flex/research & development sectors. Reis now monitors over 6,600 market areas and segments at September 30, 2012.

Reis entered into an exclusive market data agreement with the Self Storage Association in June 2011 and introduced coverage of the U.S. self storage market in September 2012. This is the sixth major property type for which Reis provides market data and analytics.

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

Reis also maintains a sales comparables database containing transactions in 203 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in the covered markets of our six property types, as well as for hotel transactions.

Products and Services

Reis SE, and the next generation of our flagship product, Reis SE 2.0, available through the www.reis.com web site, serves as a delivery platform for the thousands of reports containing Reis’s primary research data and forecasts, as well as a number of analytical tools. Access to Reis SE is by secure password only and can be customized to accommodate the needs of subscribers. For example, the product can be tailored to provide access to all or only selected markets, property types and report combinations. The Reis SE interface has been refined over the past several years to accommodate real estate professionals who need to perform market-based trend analysis, property specific research, comparable property analysis, and valuation and credit analysis estimates at the single property.

On a monthly and quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends and current conditions. In all of the primary markets, five year forecasts are updated quarterly on all key real estate market indicators. Monthly and quarterly updates are supported by property, neighborhood and city data collected during the relevant reporting periods.

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

Reis continues to develop new products and applications. In the second quarter of 2012, we launched the next generation of our flagship product, Reis SE 2.0. This major upgrade provides users with more tools and features to better service their transactional and management needs. In September 2012, we initiated coverage on the self storage sector and on 58 additional metropolitan office markets (bringing our total coverage to 190 office markets). For 2013, we intend to add additional markets to our apartment coverage and are considering the feasibility of introducing coverage on an additional property type.

We are also actively seeking to expand our revenue streams through licensing portions of our data to major business information vendors. To date, we have entered into data redistribution relationships with SNL Financial, FactSet, Capital IQ, Thomson Reuters and Bloomberg, and we continue to engage these partners to potentially expand the existing relationships, while seeking to add additional partners.

In the past, Reis has performed ad-hoc portfolio reviews for debt and equity investors. We are developing enhancements to our portfolio analytics products as heightened regulatory scrutiny increases the demand for lenders to monitor the risk profile of their mortgage assets. These enhancements and products are planned for introduction in 2013 and may be developed in conjunction with a strategic partner.

Cost of Service

Reis’s data is made available in five primary ways: (1) annual and multi-year subscriptions to Reis SE; (2) capped Reis SE subscriptions allowing subscribers to download a limited retail value of reports; (3) online single report credit card purchases; (4) custom data requests; and (5) subscriptions to ReisReports, charged to a credit card. Annual subscription fees for Reis SE range from $1,000 to over $1,000,000 depending upon the subscriber’s line of business, and the combination of markets, property types and reports subscribed to, for which the subscriber is typically allowed to download an unlimited number of reports over a twelve month period. Capped subscriptions generally range from $1,000 to $25,000 and allow clients to download a fixed retail value of reports over a twelve month period. Retail prices of individual reports range up to $999 per report and are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email. However, certain reports are only available by a subscription or capped subscription account. Custom data deliverables range in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis. Renewals are negotiated in advance of the expiration of an existing contract. Important factors in determining contract renewal rates include a subscriber’s historical and projected report consumption. The monthly retail price for ReisReports is currently $75 or $125 depending on the package chosen by the subscriber; annual pricing options are also available.

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

On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project in Colorado, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project, which we refer to as GP LLC), two former senior officers of Reis (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the nine months ended September 30, 2012 of $12,260,000. For additional information pertaining to the Gold Peak litigation, see Note 11 included in the unaudited financial statements in Item 1 of this quarterly report on Form 10-Q.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Revenue	$7,827	$6,747	$1,080	16.0%
EBITDA	$3,228	$2,722	$506	18.6%
EBITDA margin	41.2%	40.3%

	For the Nine Months Ended September 30,		Increase	Percentage Increase
	2012	2011
Revenue	$22,647	$20,201	$2,446	12.1%
EBITDA	$9,219	$8,089	$1,130	14.0%
EBITDA margin	40.7%	40.0%

	For the Three Months Ended
	September 30, 2012	June 30, 2012	Increase	Percentage Increase
Revenue	$7,827	$7,522	$305	4.0%
EBITDA	$3,228	$3,070	$158	5.1%
EBITDA margin	41.2%	40.8%

Reis Services’s revenue increased by approximately $1,080,000, or 16.0%, from the third quarter of 2011 to the third quarter of 2012 and $2,446,000, or 12.1%, in the nine months ended September 30, 2012 over the comparable 2011 nine month period. The revenue increase over the corresponding prior quarterly period is the tenth consecutively quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $305,000 or 4.0%, from the second quarter of 2012 to the third quarter of 2012. These revenue increases reflect: (1) incremental new business as the nine months of 2012 produced the highest level of new contract signings in the Company’s history (reflected in the growth in the number of Reis SE subscribers from 726 at December 31, 2011 to 828 subscribers at September 30, 2012); (2) revenue growth from our data redistribution initiatives; (3) revenue growth from ReisReports; and (4) the cumulative impact of the increased volume of contract signings in 2011 and through 2012. The Company’s overall renewal rate for the trailing twelve months ending September 30, 2012 was 92%, as compared to 93% for the corresponding period in 2011 (for institutional subscribers, the renewal rates were 94% and 95% at September 30, 2012 and 2011, respectively).

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

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at September 30, 2012 and 2011, respectively. A comparison of these balances at September 30 of each year is more meaningful than a comparison to the December 31, 2011 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the comparison.

	September 30,		Increase	Percentage Increase
	2012	2011
Deferred revenue (GAAP basis)	$14,435,000	$12,368,000	$2,067,000	16.7%
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	13,974,000	12,263,000	1,711,000	14.0%

Aggregate Revenue Under Contract	$28,409,000	$24,631,000	$3,778,000	15.3%

(A)	Amounts are billable subsequent to September 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at September 30, 2012 was approximately $20,711,000 related to amounts under contract for the forward twelve month period through September 30, 2013. The remainder reflects amounts under contract beyond September 30, 2013. The forward twelve month Aggregate Revenue Under Contract amount at September 30, 2012 was approximately 69.9% of revenue on a trailing twelve month basis at September 30, 2012 of approximately $29,626,000. For comparison purposes, at September 30, 2011, the forward twelve month Aggregate Revenue Under Contract amount of $18,508,000 was approximately 70.2% of revenue on a trailing twelve month basis at September 30, 2011. Management believes that this is a strong indicator of revenue visibility and the power of our business model.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multiyear; and (3) the impact of recording revenue ratably over the life of a contract, which moderates the effect of price increases after the first year.

EBITDA for the three months ended September 30, 2012 was $3,228,000, an increase of $506,000, or 18.6%, over the third quarter 2011 amount and increased $1,130,000, or 14.0%, in the nine months ended September 30, 2012 over the comparable 2011 nine month period. On a consecutive quarter basis, EBITDA increased $158,000 or 5.1% in the third quarter 2012 over the second quarter 2012. These EBITDA increases were driven by the revenue growth as described above, offset by increasing employment related costs in 2012 over 2011, the net effect of which improved our EBITDA margins over the prior year periods to 41.2% and 40.7% for the three and nine months ended September 30, 2012, respectively.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$860
Income tax (benefit)			—

Income (loss) before income taxes and discontinued operations	$2,106	$(1,246)	860
Add back:
Depreciation and amortization expense	1,137	3	1,140
Interest expense (income), net	(15)	—	(15)

EBITDA	3,228	(1,243)	1,985
Add back:
Stock based compensation expense, net	—	598	598

Adjusted EBITDA	$3,228	$(645)	$2,583

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.2%		33.0%

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,494
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$5,346	$(3,852)	1,494
Add back:
Depreciation and amortization expense	3,792	7	3,799
Interest expense (income), net	81	(1)	80

EBITDA	9,219	(3,846)	5,373
Add back:
Stock based compensation expense, net	—	1,790	1,790

Adjusted EBITDA	$9,219	$(2,056)	$7,163

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.7%		31.6%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2011	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$289
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$1,357	$(1,068)	289
Add back:
Depreciation and amortization expense	1,318	1	1,319
Interest expense (income), net	47	(2)	45

EBITDA	2,722	(1,069)	1,653
Add back:
Stock based compensation expense, net	—	446	446

Adjusted EBITDA	$2,722	$(623)	$2,099

Adjusted EBITDA Margin – Reis Services and consolidated (B)	40.3%		31.1%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2011	By Segment		Consolidated
	Reis Services	Other (A)
Income from continuing operations			$489
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$4,130	$(3,641)	489
Add back:
Depreciation and amortization expense	3,801	2	3,803
Interest expense (income), net	158	(5)	153

EBITDA	8,089	(3,644)	4,445
Add back:
Stock based compensation expense, net	—	1,667	1,667

Adjusted EBITDA	$8,089	$(1,977)	$6,112

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.0%		30.3%

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$498
Income tax expense			(84)

Income (loss) before income taxes and discontinued operations	$1,712	$(1,298)	414
Add back:
Depreciation and amortization expense	1,300	3	1,303
Interest expense (income), net	58	—	58

EBITDA	3,070	(1,295)	1,775
Add back:
Stock based compensation expense, net	—	646	646

Adjusted EBITDA	$3,070	$(649)	$2,421

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.8%		32.2%

(A)	Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations (Residential Development Activities) are excluded from these reconciliations for all periods presented.
(B)	Reflects an adjusted EBITDA margin on the Reis Services segment and on a consolidated basis, both of which exclude the impact of discontinued operations.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2012 and 2011

Subscription revenues and related cost of sales were approximately $7,827,000 and $1,476,000, respectively, for the three months ended September 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $6,351,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $330,000 during this period. Subscription revenues and related cost of sales were approximately $6,747,000 and $1,550,000, respectively, for the three months ended September 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $5,197,000. Amortization expense included in cost of sales was approximately $601,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The decrease in cost of sales of $74,000 is primarily a result of a net decrease in amortization expense of $271,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter, offset by increased employment related costs from hiring during the later part of 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period aggregating $197,000.

Sales and marketing expenses were approximately $1,908,000 and $1,656,000 for the three months ended September 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $246,000 and $247,000 during the three months ended September 30, 2012 and 2011, respectively. The increase in sales and marketing expenses between the two periods of approximately $252,000 reflects increased commissions and employment related costs from hiring during the later part of 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period.

Product development expenses were approximately $661,000 and $574,000 for the three months ended September 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $396,000 and $308,000 during the three months ended September 30, 2012 and 2011, respectively. Product development costs increased $87,000, primarily due to a net increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements in 2011 and 2012.

General and administrative expenses of approximately $2,937,000 for the three months ended September 30, 2012 include current period expenses of approximately $2,170,000, depreciation and amortization expense of approximately $169,000 for lease value and furniture, fixtures and equipment, and approximately $598,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $501,000 and by an approximate $97,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.61 per share at June 30, 2012 to $11.44 per share at September 30, 2012. General and administrative expenses of approximately $2,633,000 for the three months ended September 30, 2011 include current period expenses of approximately $2,024,000, depreciation and amortization expense of approximately $163,000 for lease value and furniture, fixtures and equipment, and approximately $446,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $522,000, offset by an approximate $76,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $9.93 per share at June 30, 2011 to $8.86 per share at September 30, 2011. Excluding the non-cash expenses, the increase in general and administrative expenses of $146,000 is primarily a result of increased professional fees, compensation increases and higher benefit costs over the 2011 period.

Interest expense of $65,000 for the three months ended September 30, 2011, is comprised of interest and cost amortization on the Reis Services debt, which we refer to as the Bank Loan. In the second quarter of 2012, the Bank Loan was repaid and this obligation was cancelled.

No provision for income taxes was recorded by the Company in the 2012 and 2011 periods as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.

The loss from discontinued operations of $(194,000) for the three months ended September 30, 2012 primarily is comprised of the other professional fees and expenses, with no corresponding costs in the 2011 period.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Subscription revenues and related cost of sales were approximately $22,647,000 and $5,007,000, respectively, for the nine months ended September 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $17,640,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,555,000 during this period. Subscription revenues and related cost of sales were approximately $20,201,000 and $4,623,000, respectively, for the nine months ended September 30, 2011, resulting in a gross profit for the Reis Services segment of approximately $15,578,000. Amortization expense included in cost of sales was approximately $1,778,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $384,000 is primarily a result of employment related costs from hiring during 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period aggregating $607,000, offset by a net decrease in amortization expense of $223,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter.

Sales and marketing expenses were approximately $5,459,000 and $4,989,000 for the nine months ended September 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $738,000 and $744,000 during the nine months ended September 30, 2012 and 2011, respectively. The increase in sales and marketing expenses between the two periods of approximately $470,000 reflects increased commissions and employment related costs from hiring during 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period.

Product development expenses were approximately $1,741,000 and $1,562,000 for the nine months ended September 30, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $1,013,000 and $800,000 during the nine months ended September 30, 2012 and 2011, respectively. Product development costs increased $179,000, primarily due to an increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements in 2011 and 2012.

General and administrative expenses of approximately $8,866,000 for the nine months ended September 30, 2012 include current period expenses of approximately $6,583,000, depreciation and amortization expense of approximately $493,000 for lease value and furniture, fixtures and equipment, and approximately $1,790,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,667,000 and by an approximate $123,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $11.44 per share at September 30, 2012. General and administrative expenses of approximately $8,385,000 for the nine months ended September 30, 2011 include current period expenses of approximately $6,236,000, depreciation and amortization expense of approximately $482,000 for lease value and furniture, fixtures and equipment, and approximately $1,667,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,537,000 and by an approximate $130,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $8.86 per share at September 30, 2011. Excluding the non-cash expenses, the increase in general and administrative expenses of $347,000 is primarily a result of increased rent related costs for additional office space, increased professional fees, compensation increases and higher benefit costs over the 2011 period.

Interest expense of $128,000 for the nine months ended September 30, 2012 is comprised of interest and cost amortization on the Bank Loan. Interest expense of $215,000 for the nine months ended September 30, 2011 includes interest and cost amortization on the Bank Loan of $213,000 and interest from other debt of $2,000. In the second quarter of 2012, the Bank Loan was repaid and this obligation was cancelled.

No provision for income taxes was recorded by the Company in the 2012 or 2011 periods as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.

The loss from discontinued operations of $(12,844,000) for the nine months ended September 30, 2012 primarily is comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $584,000. Income from discontinued operations of $1,253,000 for the nine months ended September 30, 2011 primarily includes the sale of the East Lyme project in a bulk transaction in April 2011 for a gain of $1,242,000 and net other income of $11,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $4,008,000 at September 30, 2012 and December 31, 2011 of which $80,000 and $323,000 is reflected as a net current asset, respectively, and $3,928,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $55,957,000 at December 31, 2011. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $28,698,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. In addition to the NOLs existing at December 31, 2011, a substantial NOL will be realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $21,378,000 and $17,092,000 at September 30, 2012 and December 31, 2011, respectively, was necessary. The allowance relates primarily to NOL carryforwards, AMT credits and liability reserves. The increase in the valuation allowance in 2012 is attributable to providing a full allowance for a substantial portion of the Gold Peak litigation charge recorded during 2012. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2012 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

Revolving Credit Facility

On October 16, 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans)

or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) with an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement. No borrowings were made on the Revolver at the time of the closing.

Liquidity and Capital Resources

Cash and cash equivalents aggregated approximately $14,959,000 at September 30, 2012. During the second quarter of 2012, the Company repaid the remaining outstanding balance on the Bank Loan and this obligation was cancelled. The Company had no outstanding debt at September 30, 2012.

The Company’s significant short-term liquidity requirement was the payment of the $17,000,000 settlement of the Gold Peak litigation, of which $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012. In anticipation of these payments, the Company has been evaluating its cash needs. The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. In addition, on October 16, 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility. Separately, the Company is seeking recovery under all available insurance policies, including the ACE policy, and is pursuing appropriate additional actions against other potentially responsible parties; however, there can be no assurance that the Company will recover any amounts in the short or long term. For additional information on the Gold Peak litigation, see Note 11 included in the unaudited financial statements in Item 1 of this quarterly report on Form 10-Q.

At September 30, 2012, the Company’s other short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; operating leases; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $364,000 at September 30, 2012 based upon the closing stock price of the Company at September 30, 2012 of $11.44 per share); and the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and possibly with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any amounts in the short or long term. The Company expects that in the short term, it will be able to utilize its NOLs and that taxes to be paid will be for alternative state and local taxes, and possibly AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; other costs, including public company expenses not included in the Reis Services segment; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and possibly with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any amounts in the short or long term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments during the next few years are expected to be for alternative state and local taxes and AMT, but not for Federal income taxes.

Changes in Cash Flows

Comparison of Cash Flows for the Nine Months Ended September 30, 2012 and 2011

Cash flows for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	For the Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$2,421,693	$9,854,384
Net cash (used in) investing activities	(3,073,293)	(2,840,154)
Net cash (used in) financing activities	(6,542,204)	(4,910,092)

Net (decrease) increase in cash and cash equivalents	$(7,193,804)	$2,104,138

Cash flows provided by operating activities decreased $7,432,000 from $9,854,000 provided in the 2011 period to $2,422,000 provided in the 2012 period. The operating cash flow decrease was primarily the result of (1) the payment of $5,000,000 on August 3, 2012 as part of the $17,000,000 settlement of the Gold Peak litigation, (2) cash proceeds received in 2011 from the sale of the East Lyme property and the related escrow releases, (3) the February 2011 collection of approximately $455,000 in satisfaction of a mortgage note and accrued interest thereon from the prior sale of property in Claverack, New York, and (4) increased spending on professional fees in the 2012 period. These decreases were partially offset by an increase in cash flow from the Reis Services segment of $1,008,000 from $9,280,000 provided in the 2011 period to $10,288,000 provided in the 2012 period from revenue growth and the timing of accounts receivable collections. The property sale, the satisfaction of the mortgage note and the Gold Peak settlement payment all were cash flows related to the Company’s discontinued operations. Cash flows from discontinued operations in future periods will include the $12,000,000 Gold Peak settlement payment made on October 15, 2012, and any additional legal costs in connection with recovery effects against potentially responsible third parties and/or co-defendants in the lawsuit. There is no assurance that the Company will be successful in the recovery efforts.

Cash flows used in investing activities increased $233,000 from $2,840,000 used in the 2011 period to $3,073,000 used in the 2012 period. This change primarily resulted from (1) a $304,000 increase of cash used in the 2012 period as compared to the 2011 period for web site and database development costs for continuing product development and enhancement initiatives, including the additional property type, self storage, and the launch of the next generation of our flagship product, Reis SE 2.0, offset by (2) a $71,000 decrease in spending on furniture, fixtures and equipment, as during the 2011 period the Company added additional office space.

Cash flows used in financing activities increased $1,632,000 from $4,910,000 used in the 2011 period to $6,542,000 used in the 2012 period. During the 2012 period, $5,691,000 was repaid on the Bank Loan whereas $4,148,000 was repaid in the 2011 period. Other debt repayments in the 2011 period were $22,000, with no such payments in the 2012 period. Payments for restricted stock unit settlements were approximately $851,000 and $352,000 in the 2012 and 2011 periods, respectively. In the 2011 period, the Company repurchased 43,249 shares of outstanding common stock for approximately $388,000.

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

By June 30, 2012, the Company repaid the remaining $5,691,000 outstanding balance on the Bank Loan and had no exposure to interest rates. The Company will be exposed to interest rate risk in connection with any borrowings under the Revolver.

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

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2012 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 20, 2012, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and board of directors considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Service’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the nine months ended September 30, 2012 of $12,260,000.

Reis continues to consider its options with respect to contribution or other actions against potentially responsible third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of this settlement. There is no assurance that the Company will be successful in these recovery efforts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three and nine months ended September 30, 2012, the Company did not repurchase any shares of common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description

10.1	Loan and Security Agreement, dated as of October 16, 2012, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2012).

10.2	Trademark Collateral Security Agreement, dated as of October 16, 2012, by and between Reis Services, LLC, as Borrower, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2012).

10.3	Pledge Agreement, dated as of October 16, 2012, between Capital One, National Association, as Pledgee, and Reis, Inc., as Pledgor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 18, 2012).

10.4	Trademark Assignment of Security, dated as of October 16, 2012, between Reis Services, LLC, as Borrower, and Capital One, National Association, as Lender.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.
By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: November 8, 2012