Form 10-K
period 2012-12-31
Reis, Inc.
filed 2013-03-13
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $81,000,000 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2012. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 10,889,724 as of March 4, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2013 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Reis, through its flagship institutional product, Reis SE, and through its small business product, ReisReports, provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Industry Background

Commercial real estate market fundamentals improved in 2012, but the pace of recovery varied across property types. According to Reis data, the national office market recovery continued at a slow pace, as vacancies fell 30 basis points (bps) to 17.1%. Occupied space increased by 17.4 million square feet, roughly the same as last year. The first signs of a recovery were observed in the retail sector, as shopping center vacancies fell for the first time since early 2005, declining by 30 bps. The multifamily sector, however, experienced another strong year of occupancy improvements and rent growth. The vacancy rate ended the year at 4.5%, the lowest figure since 2001. For property types that Reis covers, the dollar volume of commercial real estate transactions in the U.S. rose by 10% over 2011. Despite modest increases in transaction activity over the last three years, volume remains at about one-third of peak levels observed in 2007.

Varied participants in U.S. commercial real estate demand timely and accurate information to support all aspects of decision-making throughout the commercial real estate transaction lifecycle. These participants can range in size from the large domestic and international investment and financial institutions to individual real estate investors. Participants in the asset market, such as property owners, developers and builders, banks and non-bank lenders, and providers of professional services to commercial real estate investors, require access to information on both the performance and pricing of assets, including detailed data on market transactions, supply and absorption. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction. Additionally, brokers, operators and lessors require access to detailed information concerning current and historical rents, vacancies, concessions, operating expenses, and other market specific and property specific performance measures.

In recent years, corporate governance and other regulatory requirements (such as mark-to-market requirements, the Basel Capital Accord (Basel II and III), guidance from the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal

Deposit Insurance Corporation (FDIC), as well as actions undertaken by U.S. and international accounting standard setters) have increased the need for market and portfolio monitoring, generating demand for appropriate commercial real estate market information and analytical tools. Since the middle of 2008, the commercial banking and investment banking industries have undergone a wave of mergers, reorganizations, FDIC-arranged takeovers and other dislocations, similar to the consolidations which occurred following the savings & loan collapses of the late 1980s and early 1990s. Looking towards the future, approximately $300 billion of commercial real estate debt will mature each year for nearly the next decade. While supply and demand fundamentals, as well as capital flows, improved in many geographic markets during 2012, it is still expected that replacement financing may not be readily available because of declines in values of the underlying real estate, tighter credit requirements and a significant reduction in the number of lenders willing to lend on commercial real estate. For those lenders who do extend credit, as well as for borrowers seeking commitments, the demand for accurate and timely information as well as access to analytics, valuation tools and support will be necessary to properly evaluate the underlying real estate collateral.

Operations

As commercial real estate markets continue to grow in size and complexity, Reis, over the last 32 years, has invested in the databases, technologies and personnel critical to supporting the information needs of commercial real estate professionals. Specifically, Reis has:

•	developed expertise in data collection across multiple markets and property types;

•	invested in the analytical expertise to develop decision support systems that generate market trends and forecasts, property valuations, credit analytics, transaction support and risk management;

•	created product development expertise to collect market feedback and translate it into new products and reports; and

•	invested in a robust technology infrastructure to disseminate these tools to the wide variety of market participants.

These investments have established Reis as a leading provider of commercial real estate information and analytical tools to the investment community. Reis continues to develop and introduce new products, expand and add new markets and data, and find new ways to deliver existing information to meet client demand, as more fully described below under “— Products and Services.” The depth and breadth of Reis’s data and expertise are critical in allowing Reis to grow its business.

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development and self storage sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets for each of the six types of commercial real estate covered by Reis at December 31, 2012:

Number of metropolitan markets:
Apartment	200
Retail	190
Office	190
Warehouse/distribution	47
Flex/research & development	47
Self storage	30

Reis programmatically expands its property level and market coverage by geography and property type. During 2012, Reis expanded its geographic coverage for the office sector and initiated coverage on the self storage sector. Reis monitors over 6,600 market areas and segments at December 31, 2012.

Reis entered into an exclusive market data agreement with the Self Storage Association in June 2011 and introduced coverage on 30 U.S. self storage markets in September 2012. This is the sixth major property type for which Reis provides market data and analytics. In February 2013, Reis added 20 additional self storage markets, bringing our coverage to 50 markets in the U.S.

In addition to its core property database, Reis develops and maintains a new construction database that identifies and monitors projects that are being added to our covered markets. Detailed tracking of the supply side of the commercial real estate market is critical to projecting performance changes at the market and submarket levels. This database is updated weekly and reports relevant information such as project size, property type and location for projects that are planned, proposed or under construction.

Reis also maintains a sales comparables database containing transactions in 202 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our six property types, as well as for hotel properties.

Products and Services

Reis SE, available through the www.reis.com web site, serves as the primary delivery platform for the thousands of reports containing Reis’s primary research data and forecasts, as well as a number of analytical tools. Access to Reis SE is by secure password only and can be customized to accommodate the needs of subscribers. For example, the product can be tailored to provide access to all or only selected markets, property types and report combinations. The Reis SE interface has been refined over the past several years, with a major redesign in 2012, to accommodate real estate professionals who need to perform market-based trend analysis, property specific research, comparable property analysis, and valuation and credit analysis estimates at the single property and portfolio levels.

On a monthly and quarterly basis, Reis updates thousands of neighborhood and city level reports that cover historical trends and current conditions. In all of our primary markets, five year forecasts are updated quarterly on all key real estate market indicators. Monthly and quarterly updates are supported by property, neighborhood and city data collected during the relevant reporting periods.

Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution, flex/research & development and self storage) or market/submarket and are available as full color, presentation quality documents or in spreadsheet formats. These reports are used by Reis’s subscribers to assist in due diligence and to support commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.

Other significant elements of Reis SE include:

•	property comparables that allow users to identify buildings or new construction projects with similar characteristics (such as square footage, rents or sales price);

•	quarterly “First Glance” reports that provide an early assessment of the apartment, office, retail and industrial sectors across the U.S. and preliminary commentary on new construction activity;

•

“Quarterly Briefings” — two conference calls each quarter attended by hundreds of Reis subscribers, plus members of the media, during which our economists provide an overview of our latest high-level findings and forecasts for the commercial real estate space and capital markets;

•	real estate news stories chosen by Reis analysts to provide information relevant to a particular market and property type; and

•	customizable email alerts that let users receive proactive updates on only those reports and markets that they designate.

Reis also has a product tailored to the needs of smaller enterprises and individuals, professional investors, brokers and appraisers, which we refer to as ReisReports, available at www.ReisReports.com. ReisReports utilizes the same proprietary database of information that supports our Reis SE subscribers. Depending on the package chosen by the ReisReports subscriber, content is available on a monthly or annual subscription basis at affordable price points.

Reis continues to develop new products and applications. In the second quarter of 2012, we launched the next generation of our flagship product, Reis SE 2.0. This major upgrade provides users with more tools and features to better service their transactional and management needs. In September 2012, we initiated coverage on the self storage sector and on 58 additional metropolitan office markets (bringing our total coverage to 190 office markets). For 2013, we intend to add additional markets to our apartment coverage and introduce coverage on an additional property type.

We are also expanding our revenue streams through licensing portions of our data to major business information vendors. To date, we have entered into data redistribution relationships with SNL Financial, FactSet, Capital IQ, Thomson Reuters and Bloomberg, and we continue to engage these partners to potentially expand the existing relationships, while seeking to add additional partners.

In the past, Reis has performed portfolio credit risk and valuation reviews for debt and equity investors. We are developing enhancements to our portfolio analytics services as heightened regulatory scrutiny increases the demand among lenders to assess the risk profile of their mortgage assets. In 2013, we plan to introduce Mobiuss Portfolio CRE. Mobiuss Portfolio CRE has been developed in conjunction with, and will be co-marketed with, Opera Solutions. The product combines Reis’s unparalleled commercial real estate market information and forecasts with Opera Solutions’s cutting edge risk analytics and web-based technologies. Mobiuss Portfolio CRE will provide property and loan valuation, credit risk analytics, stress testing and benchmarking, and will be available to new and existing customers as an add on to Reis SE.

Cost of Service

Reis’s data is made available in five primary ways, with price points that are reflective of the level of content being made available:

•

annual and multi-year subscriptions to Reis SE ranging in price from $1,000 to over $1,000,000, depending upon the subscriber’s line of business and the combination of markets, property types and reports subscribed to, for which the subscriber is typically allowed to download an unlimited number of reports over the subscription period; renewals for Reis SE are negotiated in advance of the expiration of an existing contract based on factors such as a subscriber’s historical and projected report consumption;

•	capped Reis SE subscriptions generally ranging in price from $1,000 to $25,000, allowing clients to download a fixed retail value of reports over a period of up to twelve months;

•

individual reports, which can be purchased with a credit card, having retail prices up to $999 per report, are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email; however, certain reports are only available with an annual subscription or capped subscription account;

•	custom data deliverables ranging in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis; and

•

subscriptions to ReisReports, which are charged to a credit card on a monthly basis, having a retail price ranging up to $150 per month depending on the package chosen by the subscriber; or if desired, annual pricing options are also available.

Subscribers

At December 31, 2012, Reis had 844 subscribers under signed contracts for its core Reis SE product offerings. A subscribing entity may have one or many users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card, subscribers to our ReisReports product or users of information available on third party platforms through our data redistribution relationships.

The majority of our subscription revenues derives from capital providers, such as banks, other financial institutions, investment funds and equity owners with the remainder from service providers (including brokers, appraisers and consultants) and regulators.

Customer Service and Training

Reis focuses intensively on proactive training and customer support. Reis’s customer service team offers customized on-site training and web-based and telephonic support, as well as weekly web-based training seminars open to all Reis SE subscribers. The corporate training team also visits with a large proportion of Reis’s subscribers on an ongoing basis. Additional points of subscriber contact include mid-year service reviews, a web-based subscriber feedback program and account manager visits. All of these contacts are used to assist subscribers with their utilization of Reis SE and identify opportunities for product adoption and increased usage and to solicit subscriber input for future product enhancements.

Proprietary Rights

To protect our proprietary rights, we rely upon a combination of:

•	trade secret, copyright, trademark, database protection and other laws at the Federal, state and local levels;

•	non-disclosure, non-competition and other contractual provisions with employees, vendors and consultants;

•	restrictive license agreements with subscribers; and

•	other technical measures.

We protect our software’s source code and our databases as either trade secrets or under copyright law. We license our services under license agreements that restrict the disclosure and use of our proprietary information and prohibit the unauthorized reproduction, re-engineering or transfer of the information in our products and services.

We also protect the secrecy of our proprietary databases, our trade secrets and our proprietary information through confidentiality and non-competition agreements with our employees, vendors and consultants. Our services also include technical measures designed to deter and detect unauthorized copying of our intellectual property.

We have registered the trademarks for “Reis,” “Reis Reports,” the Reis logo and “Your Window Onto the Real Estate Market.”

Competition

Real estate transactions involve multiple participants who require accurate historical and current market information. Key factors that influence the competitive position of commercial real estate information vendors include: the depth and breadth of underlying databases; price; ease of use, flexibility and functionality of the customer interface; the ability to keep the data up to date and accurate; frequency of reporting; scope of coverage by geography and property type; customer training and support; adoption of the service by industry leaders; consistent product innovation; and recognition by general business and trade media.

Reis’s senior management believes that, on a national level, only a small number of firms serve the market information needs of U.S. commercial real estate investors and lenders. Reis competes directly and indirectly for subscribers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc. (or CoStar) (including its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Inc., and CBRE Econometric Advisors (formerly known as Torto Wheaton Research), a wholly-owned subsidiary of CB Richard Ellis, as well as with various local and regional data providers covering selected markets and in-house real estate research departments.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997 as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010, sold its remaining project in East Lyme, Connecticut in bulk in April 2011, and settled construction defect litigation at the aforementioned Colorado project in 2012.

The Company determined, as a result of the April 2011 bulk sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

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

The Company had approximately 190 employees as of December 31, 2012.

The Company is a Federal government contractor and an equal opportunity employer. When we have a position opening, it is our policy to hire the best qualified applicant for the position, without regard to race, color, religion, sex, national origin, disability, veteran status or other category protected by applicable law. We welcome applications from qualified persons with disabilities, covered veterans, minorities, women and other qualified applicants.

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

•

statements relating to business prospects, potential acquisitions, uses of cash, revenue, expenses, income (loss), cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA, Adjusted EBITDA and Aggregate Revenue Under Contract; and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues and other performance measures such as income from continuing operations, EBITDA and Adjusted EBITDA may be lower than expected;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	inability to access adequate capital to fund operations and investments in our business;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatening or future litigation; and

•	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Item 1A. Risk Factors.

The following is a discussion of the risk factors that Reis’s management believes are material to Reis at this time. These risks and uncertainties are not the only ones facing Reis and there may be additional matters that Reis is unaware of or that Reis currently considers immaterial. Any or all of these could adversely affect Reis’s business, results of operations, profitability, financial condition and cash flows.

Risks Related to the Reis Services Business and the Information Services Industry Generally

A failure to attract and retain subscribers could harm our business.

We must acquire new subscribers and expand our business with our current subscribers in order to grow our business. Our ability to grow our business will be adversely impacted to the extent that current subscribers reduce or discontinue the use of our products and web sites, including Reis SE and ReisReports, or if we are unable to locate and have prospects subscribe to Reis SE and ReisReports. This may occur due to budgetary constraints, which was particularly true during the height of the economic downturn in 2008 and 2009, or if our product offering is less competitive with those of other companies in our industry. Prior to 2008, our overall trailing twelve month renewal rates were above 94% for many years. In the latter part of 2008 and in 2009, we experienced an overall decrease in the total number of our subscribers and a reduction in our trailing twelve month renewal rates. The overall trailing twelve month renewal rate fell to a low of 83% at September 30, 2009. The trailing twelve month renewal rate at December 31, 2012 was 91%. There can be no assurance that we will be successful in continuing to identify and sell to additional subscribers, expand business from our existing subscribers and experience continuing improvements in our renewal rates to pre-recession levels.

Our revenues are concentrated among certain key subscribers.

Our commercial real estate information services business had 844 and 726 subscribers at December 31, 2012 and 2011, respectively. The largest subscriber accounted for 4.2% and 4.9% of Reis Services’s revenues for the years ended December 31, 2012 and 2011, respectively. If we were to experience a reduction or loss of business from a number of our largest subscribers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our profitability, financial condition and cash flows. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our subscribers and potential subscribers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

We compete with (i) local companies that offer commercial real estate research with respect to their specific geographic areas and (ii) national companies that offer national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including both its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics and CBRE Econometric Advisors. Some of our competitors, either alone or with affiliated entities, may have greater access to resources than we do. Competition could negatively impact our revenues, profitability, financial condition and cash flows.

We may not be able to maintain Reis Services’s historical rates of growth in revenues, or EBITDA.

Historically, Reis Services has experienced revenue and EBITDA growth (EBITDA is GAAP net income (loss), before interest, taxes, depreciation and amortization). Reis Services’s annual revenue grew by 12.3% from 2010 to 2011 and by 14.9% from 2011 to 2012. The fourth quarter and annual 2012 revenue was the highest quarterly and annual revenue for the Reis Services business in its history. It also marks the 11th consecutive quarterly increase in revenue over the prior year’s corresponding quarter. There can be no assurance that our revenues will continue to grow at or in excess of our recent performance pace, on a consecutive quarter and annual basis, on a year over year basis, or at all.

Reis Services annual EBITDA grew by 14.0% from 2010 to 2011 and by 17.8% from 2011 to 2012. We will increase our expenses in the future, such as for content maintenance, marketing and product development expenses, with the expectation that these expense increases will drive future revenue growth; however, such additional expenses could result in reduced margins or profitability or negatively impact liquidity in the near term, and if not successful, may negatively impact margins, profitability and liquidity in the long term. There can be no assurance that our EBITDA will continue to grow at or in excess of our recent performance pace, on a consecutive quarter and annual basis, on a year over year basis, or at all in the future. There can be no assurance that we will be able to maintain or expand our EBITDA or EBITDA margins in the future.

If our growth rates decline, or if revenue and/or EBITDA decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline.

We must continue to obtain information from multiple sources.

The quality of our databases supporting our Reis SE and ReisReports product offerings depends substantially on information provided by a large number of sources, including commercial real estate brokers, agents and property owners, as well as from public sources, such as tax assessors, deed recorders, planning and zoning boards, corporate web sites, the business and trade press, and selected third party vendors of business information. If we are unable to collect information from a significant number of these sources, our product could be negatively affected, potentially resulting in an increase in subscriber cancellations and a failure to acquire new subscribers.

Our revenues, expenses and operating results could be affected by general economic conditions or by changes in commercial real estate markets, which are cyclical.

Our business is sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenues, expenses, profitability or cash flows, such as:

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

If our subscribers choose not to use Reis SE or ReisReports because of any of these factors, and we are not successful in attracting new subscribers, our revenues, expenses, profitability, cash flows or stock price could be negatively affected.

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

Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing and newly developed products and services have inherent risks, and we may not be able to manage these product developments and enhancements successfully or in a cost effective manner. If we are unable to continue to develop new or upgraded services or products, then subscribers may choose not to use our products and services. Our growth and results of operations would be negatively impacted if we were unable to successfully market and sell any new services or upgrades.

Our ReisReports offering may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.

We expect to continue to expand our ReisReports product offering during 2013, which could increase expenses. If our costs for this effort exceed our expectations, our profitability and financial position could be adversely affected. In addition, if we incur additional costs to expand this product and we are not successful in marketing or selling these expanded services, this could have an adverse effect on our financial position by increasing our expenses without increasing our revenues, impacting margins, profitability and cash flows.

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

Our success depends on our subscribers’ confidence in the comprehensiveness, accuracy, and reliability of the data and forecasts we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, we depend to a large degree on information provided to us on a voluntary basis by third parties, including commercial real estate brokers, agents and property owners. We are in the process of developing a product which would involve the delivery of portfolio analytics derived from the combined expertise of Reis and a third party; we are not in control of the third party’s technology, intellectual property or economic or financial models in connection with the delivery of its portion of this portfolio analytics product. Further, data is susceptible to electronic malfeasance including theft, alteration, deletion, viruses and computer hackers. In addition, our reports and conference calls for subscribers may contain forecasts with respect to real estate trends. Although our contracts contain language limiting our liability if any of our data or forecasts are inaccurate or are later not borne out by actual results, for any of the above reasons, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data and forecasts.

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

Additionally, our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in service could result from the failure of data providers, telecommunications providers, or other third parties, including due to break-ins, unauthorized access, computer viruses, vandalism, fire, floods, severe weather, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similarly damaging events. We depend on these third party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third party providers or any failure of third party providers to handle higher volumes of user traffic could harm our business.

Our internal network infrastructure could be disrupted or penetrated, which could materially impact both our ability to provide services and subscribers’ confidence in our services.

Our operations depend upon our ability to maintain and protect our computer systems. While we believe that our systems, most of which are redundant and independent systems in separate locations, are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, computer viruses, vandalism, fire, floods, severe weather, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similarly damaging events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or block our ability to provide services, which could significantly impact our business.

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

As part of our subscriber registration process, our subscribers agree to receive emails and other communications from us. In addition, we use email and other online marketing techniques to reach potential subscribers, particularly for our ReisReports product. We may be subject to restrictions on our ability to communicate through email and phone calls, even with existing subscribers. The U.S. and other jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by Federal and state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on our web sites, the information or services we provide, or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties, or damage our reputation, or could increase our costs or make our services less attractive.

Our revenue, expenses, operating results, margins, financial condition and cash flows are subject to fluctuations.

Our revenues, expenses, operating results, margins, financial condition and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results, margins, financial condition and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

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

The implementation and development of Reis’s business plan require the skills and knowledge of our senior executives, as well as our sales, technology and operational personnel. Reis may not be able to offset the impact of the loss of the services of these individuals or other key officers or employees because our business requires skilled management, as well as technical, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in the information industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees, could have a material adverse impact on Reis.

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

Reis has been exposed to losses and other expenses associated with construction defect litigation at its Colorado condominium project during 2012. Reis may be exposed in the future to other claims associated with its discontinued residential development activities, including its involvement in the development, construction and sale of single family homes or lots, or claims related to environmental remediation, dissatisfaction by homeowners and homeowners’ associations with the construction of homes and amenities by us and/or our developer partners, or other matters, which could result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to Reis’s reported discontinued operations, financial condition and cash flows. See “Item 3. Legal Proceedings” for information relating to the Company’s Gold Peak condominium project in Colorado.

We may be unable to recover any cash from insurance companies or other potentially responsible parties.

We continue to evaluate the cost and benefits of pursuing cash recovery efforts from insurance providers, subcontractors, other professionals, our partners or other potentially responsible parties related to the Gold Peak project. During 2012, Reis settled with, and used $17,000,000 of cash on the balance sheet to pay the Gold Peak homeowners association. No portion of the $17,000,000 was provided by any of the other defendants, potentially responsible parties or insurance companies. Our recovery efforts may include litigation, mediation, settlement or trials. Recovery efforts through December 31, 2012 resulted in cash collections of $712,500. During 2013, we may incur additional legal and expert costs and allocate resources to our recovery efforts, which may not result in any cash recoveries. The amount of incurred costs, without any cash recoveries, could negatively affect our discontinued operating results, financial condition and cash flow.

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

Our board of directors, or Board, may authorize transactions with respect to our common stock. These transactions may include a reverse stock split or odd-lot or other share repurchase programs. Between December 2008 and August 2011, the Board authorized the repurchase of up to an aggregate amount of $5,000,000 of our common stock. Repurchases through December 31, 2012 resulted in the cumulative repurchase of approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008. At December 31, 2012, approximately $551,000 remained available for repurchases under the existing authorizations. All decisions regarding any such authorizations to repurchase stock will be at the discretion of our Board and will be evaluated from time to time in light of the Company’s liquidity and anticipated cash needs, the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, applicable law and other factors deemed relevant. If we effect any such repurchases, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding. In addition, a share repurchase program requires the payment of cash by Reis to stockholders, which could adversely impact our liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

Our executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they may take actions which may not be in the best interest of other stockholders.

The executive officers and directors of Reis in the aggregate beneficially owned approximately 22.6% of Reis’s outstanding common stock as of December 31, 2012. Of this total, Lloyd Lynford and Jonathan Garfield, each of whom is a founder, an executive officer and a director of the Company, beneficially owned 11.6% and 7.9%, respectively. A significant concentration of share ownership may adversely affect the trading price of a company’s common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. A concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control might be seen as beneficial to other Reis stockholders.

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

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, unless waived by the then existing board. Our Board may approve certain transactions or exempt certain interested stockholders at any time prior to a party becoming an interested stockholder. At December 31, 2012 and through the date of this annual report on Form 10-K, there were no exemptions from the Maryland statute.

Increases in interest rates could increase our interest expense.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility, which we refer to as the Revolver. The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum.

As of December 31, 2012, we had no debt outstanding; however, we may borrow amounts under the Revolver in the future. There have been instances in the past when we purchased interest rate caps on our outstanding debt to limit our exposure to significant interest rate increases. In deciding whether to purchase interest rate caps or other hedging instruments, we weigh the value of protection against significant increases in interest rates against the cost of such instruments. The Company does not have any interest rate caps or other hedging instruments at December 31, 2012. Therefore, if interest rates increase, our interest costs on any outstanding borrowings would also increase, which may have a material adverse effect on our results of operations, financial condition and cash flows.

Declines in operational performance could cause financial covenants to be violated on our outstanding debt.

Provisions in the Revolver may impose restrictions on the Company’s ability to, among other things:

•	incur additional debt;

•	amend its organizational documents;

•	pay dividends and make distributions;

•	redeem or repurchase outstanding equity;

•	make certain investments or enter into transactions to acquire assets or businesses;

•	create certain liens;

•	enter into transactions with stockholders and affiliates;

•	undergo a change of control; and

•	make certain fundamental changes, including engaging in a merger or consolidation.

The Revolver also contains other customary covenants, including covenants which require the Company to meet specified financial ratios and financial tests. If the Company were not able to comply with these covenants in the future, the failure to do so may result in the declaration of an event of default. Furthermore, certain events, such as the voluntary or involuntary filing by Reis under any bankruptcy, insolvency or similar law (which is not stayed or dismissed within certain time periods), will cause an event of default. In addition, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement, which would require the Company to pay all amounts outstanding. If an event of default occurs, the Company may not be able to cure it within any applicable cure period, if at all. If the maturity of this indebtedness is accelerated, Reis Services or Reis may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. Furthermore, the Revolver is secured by Reis Services’s assets and, therefore, these assets would not be available to secure additional credit.

Our ability to use our net tax operating loss carryforwards will be subject to limitation and the generation of taxable income in the future.

The Company has aggregate net operating loss, or NOL, carryfowards aggregating approximately $67,994,000 at December 31, 2012. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (VLP) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation of $2,779,000 per year, whereas the remaining balance of approximately $40,735,000 is not subject to such a limitation. All of these losses may be utilized against consolidated Federal taxable income in the future. The actual ability to utilize the tax benefit of any existing NOLs will be dependent upon the Company’s ability to generate taxable income in the future, if at all. Under applicable tax regulations, these NOLs may not be usable in New York for state and city purposes in years that these NOLs are used for Federal purposes. This lack of symmetry could result in paying taxes on income in New York State and New York City in 2013 and 2014.

Federal, state and local tax audits may result in the payment of additional taxes, penalties and interest.

Our tax returns are subject to audit by federal, state and local tax authorities. Currently, Reis’s federal tax returns are open (subject to audit) for 2010 and 2011. Reis’s and a subsidiary’s New York State tax returns are under audit for 2001 to 2003 and open for 2004 to 2011. Reis’s and a subsidiary’s New York City tax returns are open for 2001 to 2011. The tax returns of another Reis subsidiary are open in a different state for 2008 to 2011. All other tax years are closed. However, prior year tax returns giving rise to an NOL may be reviewable in connection with the audit of a later tax year when such loss is utilized. The ultimate resolution of the current audits and open tax years for New York State and New York City could result in the payment of additional tax, penalties and interest, which amounts could negatively affect our profitability and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2012, the Company leases approximately 38,000 square feet of space in New York, New York under two leases, both of which expire in September 2016.

Item 3.  Legal Proceedings.

Reis, Inc. and two of its subsidiaries were the subject of a suit brought by the homeowners association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star Construction West, LLC (“Tri-Star”), the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13,

2012 finding Reis, its subsidiary, Gold Peak at Palomino Park, LLC (“GP LLC”), the former officers and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project, and is considering other recovery actions.

As of December 31, 2011, based on the best available information at that time, the Company recorded a charge of approximately $4,460,000 in discontinued operations, representing the low end of the Company’s expected range of net exposure. This amount reflected an aggregate minimum liability of approximately $7,740,000, less the then minimum expected insurance recovery of $3,000,000 and other previously reserved amounts. At March 31, 2012, as a result of the verdict, the Company recorded an additional charge of $14,216,000 in discontinued operations in the first quarter of 2012, to bring the Company’s liability up to the $18,200,000 judgment, plus other costs of approximately $756,000. As of March 31, 2012, the Company, in accordance with the applicable accounting literature, could no longer conclude that $3,000,000 of insurance was probable of being recovered. These charges were reflected in discontinued operations and negatively impacted consolidated net income (loss), but did not impact income from continuing operations.

On June 20, 2012, following denial of all of the defendant’s post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Service’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000.

Reis continues to consider its options with respect to contribution or other actions against potentially responsible third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of this settlement. There is no assurance that the Company will be successful in these additional recovery efforts.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the NASDAQ Global Market under the symbol “REIS.” As of December 31, 2012, there were approximately 350 holders of record of our common stock. This number does not reflect beneficial holders of our common stock through accounts maintained at participants in The Depository Trust Company.

The high and low sales prices per share for our common stock for each quarter in the years ended December 31, 2011 and 2010 are as follows:

	2012		2011
Quarter	High	Low	High	Low
First	$ 12.49	$ 8.55	$ 7.92	$ 6.40
Second	$ 9.75	$ 7.74	$ 9.97	$ 7.44
Third	$ 11.94	$ 8.58	$ 10.96	$ 8.43
Fourth	$ 13.49	$ 10.08	$ 10.00	$ 8.26

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2007 through December 31, 2012, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group, due to the limited number of issuers in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2007, and (2) reinvestment of dividends. The total return for Reis common stock from December 31, 2007 to December 31, 2012 was a gain of approximately 69.6% versus a gain of approximately 19.0% for the Russell 2000 and a gain of approximately 8.6% for the S&P 500.

Dividends

The Company did not declare or distribute any dividends during the years ended December 31, 2012 or 2011.

Reis does not currently intend to declare or distribute any dividends. All decisions regarding the declaration and payment of dividends will be at the discretion of the Board and will be evaluated from time to time by the Board in light of the Company’s financial condition, earnings, cash flows, growth prospects, restrictions under the Revolver, applicable law and other factors that the Board deems relevant.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Issuer Purchases of Equity Securities

Between December 2008 and August 2011, the Board authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of December 31, 2012. The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” During the fourth quarter and year ended December 31, of 2012, the Company did not repurchase any shares of common stock.

From the inception of the share repurchase programs in December 2008 through December 31, 2012, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

Other Security Information

For additional information concerning the Company’s capitalization, see Note 8 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of those common shares of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2012 were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

(amounts in thousands, except per share data)
	For the Years Ended December 31,
Consolidated Statements of Operations:	2012	2011	2010	2009	2008

Subscription revenue	$31,229	$27,180	$24,198	$23,892	$25,851
Income from continuing operations (A)	$8,013	$4,861	$465	$1,028	$2,599
Net (loss) income (A)(B)(C)	$(4,284)	$1,886	$668	$1,004	$(7,480)

Per share amounts – basic:
Income from continuing operations	$0.75	$0.46	$0.04	$0.10	$0.24
Net (loss) income	$(0.40)	$0.18	$0.06	$0.09	$(0.68)

Per share amounts – diluted:
Income from continuing operations	$0.73	$0.45	$0.04	$0.09	$0.19
Net (loss) income	$(0.39)	$0.17	$0.06	$0.09	$(0.70)

Cash dividends per share	$—	$—	$—	$—	$—

	December 31,
Consolidated Balance Sheets:	2012	2011	2010	2009	2008

Cash (D)	$4,961	$22,153	$20,164	$22,735	$24,152
Total assets	$98,034	$111,218	$106,688	$112,204	$120,438
Total debt from continuing operations (E)	$—	$5,691	$11,250	$19,463	$23,153
Total stockholders’ equity	$74,557	$77,510	$74,292	$73,321	$73,667

	December 31,
Consolidated Statements of Cash Flows:	2012	2011	2010	2009	2008

Net cash provided by (used in):
Operating activities (D)	$(6,555)	$11,961	$9,665	$11,638	$15,277
Investing activities	$(4,037)	$(3,623)	$(2,647)	$(1,438)	$(4,318)
Financing activities	$(6,600)	$(6,349)	$(9,589)	$(11,617)	$(10,045)

(A)	The 2012 and 2011 amounts reflect a net tax benefit of $5,427 and $4,075, respectively, in both income from continuing operations and net (loss) income, from the reversal of valuation allowances recorded against a portion of the Company’s net operating loss carryforwards.
(B)	The 2012 net (loss) and related per share amounts reflect a net litigation charge of $11,547, which was recorded in income (loss) from discontinued operations in 2012. See “Item 3. Legal Proceedings” for information relating to the Company’s Gold Peak condominium project.
(C)	The 2011 net income and related per share amounts reflect a net litigation charge of $4,460, which was recorded in income (loss) from discontinued operations at December 31, 2011. See “Item 3. Legal Proceedings.”
(D)	The Company’s cash balance at December 31, 2012 and cash flows from operating activities was negatively impacted by the $17,000,000 cash settlement paid in 2012 in connection with the Gold Peak litigation. See “Item 3. Legal Proceedings.”
(E)	Reductions in total debt from continuing operations reflects repayments made in each period. See Note 6 of the consolidated financial statements for information about the Company’s debt.

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

Reis, through its flagship institutional product, Reis SE, and through its small business product, ReisReports, provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997 as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010 and sold its remaining project in East Lyme, Connecticut in bulk in April 2011, and settled construction defect litigation at the aforementioned Colorado project in 2012.

The Company determined, as a result of the April 2011 bulk sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

Management Overview

During 2012, we continued to execute on our business plan of growing revenue and EBITDA of the Reis Services business at an accelerating rate over 2011. Our 2012 growth was the result of contributions from three products: Reis SE, the Company’s core offering; and to a lesser but still meaningful extent, from our data redistribution relationships and our small business offering, ReisReports. For Reis SE, we continue to maintain an overall trailing twelve month renewal rate of approximately 91%, while achieving record levels of new business and total contract signings during 2012. We increased the number of Reis SE subscribers to 844, including selling to 68 new banks that were not previously customers. Our data redistribution initiative continues to provide additional opportunities to sell Reis’s proprietary content through the platforms of financial information vendors with whom we have existing relationships, and we are looking to expand these relationships further in 2013. We continue to refine our ReisReports product, including recruiting senior management with significant experience in relevant aspects of web marketing, and we expect further acceleration in the growth of this product in 2013.

To sustain our robust growth, our team is focused on providing must-have, quality data and analytics. The cornerstones of our business model include the consistent introduction of new content in the form of new geographic markets and property types, and the roll out of powerful analytic modules that help our customers make superior business and investment decisions. By making investments in our databases and web sites during 2012, we are positioned to launch new content, functionality and analytics that we can deliver across our multiple distribution platforms, further distancing Reis’s product offerings from those of our competitors.

Reis continues to demonstrate high levels of revenue visibility, strong EBITDA margins and significant cash generation ability, attributes that we believe will result in meaningful value creation for our shareholders. Our multi-year business plan recognizes that our core assets include our databases, our premier brand, a subscriber base comprised of the world’s leading institutional investors, our superior technology, and the human capital within the Reis organization. We have made prudent capital investments in our business and expect to continue to do so in 2013 as we look to continue to grow revenue and EBITDA in 2013 and beyond.

Our cash balance, which was reduced substantially in 2012 due to the $17,000,000 aggregate litigation settlement payments and $5,691,000 final debt repayments, was approximately $4,961,000 at December 31, 2012. We expect that balance to grow during 2013 as we retain the cash generated by our high-margin, recurring revenue information business.

The following information provides additional insight into our 2012 performance.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business. These metrics are revenue, EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) and EBITDA margin. Following is a presentation of these historical metrics for the Reis Services business (see below for a reconciliation of income from continuing operations to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	December 31,			Percentage
	2012	2011	Increase	Increase

Revenue	$ 8,581	$ 6,979	$ 1,602	23.0%
EBITDA	$ 3,543	$ 2,748	$ 795	28.9%
EBITDA margin	41.3%	39.4%

	For the Three Months Ended
	December 31, 2012	September 30, 2012	Increase	Percentage Increase

Revenue	$ 8,581	$ 7,827	$ 754	9.6%
EBITDA	$ 3,543	$ 3,228	$ 315	9.8%
EBITDA margin	41.3%	41.2%

	For the Years Ended
	December 31,			Percentage
	2012	2011	Increase	Increase

Revenue	$ 31,229	$ 27,180	$ 4,049	14.9%
EBITDA	$ 12,762	$ 10,837	$ 1,925	17.8%
EBITDA margin	40.9%	39.9%

(amounts in thousands, excluding percentages)

	For the Years Ended
	December 31,			Percentage
	2011	2010	Increase	Increase

Revenue	$ 27,180	$ 24,198	$ 2,982	12.3%
EBITDA	$ 10,837	$ 9,503	$ 1,334	14.0%
EBITDA margin	39.9%	39.3%

Reis Services’s revenue increased by approximately $1,602,000, or 23.0%, from the fourth quarter of 2011 to the fourth quarter of 2012 and $4,049,000, or 14.9%, for the year ended December 31, 2012 over the comparable 2011 annual period. The revenue increase over the corresponding prior quarterly period is the 11th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $754,000, or 9.6%, from the third quarter of 2012 to the fourth quarter of 2012. These revenue increases reflect: (1) incremental new business as the 2012 fourth quarter and year produced the highest level of new contract signings in the Company’s history (reflected in the growth in the number of Reis SE subscribers from 726 at December 31, 2011 to 844 subscribers at December 31, 2012); (2) revenue growth from our data redistribution initiatives; (3) revenue growth from ReisReports; (4) custom project revenue in 2012 in excess of 2011 amounts (as more fully described below) and (5) the cumulative impact of the increased volume of contract signings in 2011 and throughout 2012. The Company’s overall renewal rate for the trailing twelve months ended December 31, 2012 was 91%, as compared to 93% for the corresponding period in 2011 (for institutional subscribers, the renewal rates were 93% and 95% at December 31, 2012 and 2011, respectively).

The revenue growth for the fourth quarter and annual 2012 periods reflected incremental revenue from one specific custom project of $427,000 and $569,000, respectively. Excluding this custom project from our reported revenue would result, on a pro forma basis, in revenue growth of 16.8% in the fourth quarter of 2012 and 12.8% for the 2012 annual period (in contrast with our reported amounts of growth of 23.0% and 14.9%, respectively). We do not expect to have custom work of this magnitude in the first quarter of 2013, and therefore, we expect that revenue and EBITDA will decrease from the fourth quarter of 2012 to the first quarter of 2013. However, on a pro forma basis, excluding the custom revenue referred to above, we expect revenue and EBITDA to grow in those consecutive periods. We do not expect an interruption in revenue and EBITDA growth in the first quarter of 2013 over the first quarter of 2012.

The increase in 2011 annual revenue was approximately $2,982,000, or 12.3%, from the year ended December 31, 2010. The 2011 annual revenue increases reflected: (1) positive improvements in overall renewal rates as the trailing twelve month renewal rate improved to 93% at December 31, 2011 as compared to 91% for the trailing twelve months ended December 31, 2010 (for institutional subscribers, the renewal rates improved to 95% at December 31, 2011 from 93% at December 31, 2010); (2) additional new business; (3) sales from ReisReports; and (4) the cumulative impact of the strength of contract signings in 2010 and throughout 2011.

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

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011
Deferred revenue (GAAP basis)	$18,230,000	$15,707,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	18,179,000	10,871,000

Aggregate Revenue Under Contract	$36,409,000	$26,578,000

(A)       Amounts are billable subsequent to December 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at December 31, 2012 was approximately $23,947,000 related to amounts under contract for the forward twelve month period through December 31, 2013. The remainder reflects amounts under contract beyond December 31, 2013. The forward twelve month Aggregate Revenue Under Contract amount is approximately 77% of revenue on a trailing twelve month basis at December 31, 2012. For comparison purposes, at December 31, 2011 and 2010, the forward twelve month Aggregate Revenue Under Contract of $20,064,000 and $19,527,000, respectively, and as a percentage of that year’s revenue was approximately 74% and 81%, respectively.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. Coupled with record new business and contract signings in 2012, the Company signed more multi-year contracts (in both number of contracts and gross dollar value) in 2012 than in any previous annual period. These factors resulted in the increase in both deferred revenue and Aggregate Revenue Under Contract in 2012.

EBITDA for the three months ended December 31, 2012 was $3,543,000, an increase of $795,000, or 28.9%, over the fourth quarter 2011 amount and increased $1,925,000, or 17.8%, in the year ended December 31, 2012 over the comparable 2011 annual period. On a consecutive quarter basis, EBITDA increased $315,000 or 9.8% in the fourth quarter 2012 over the third quarter 2012. These EBITDA increases were driven by the revenue growth as described above, offset by increasing employment related costs in 2012 over 2011, the net effect of which improved our EBITDA margins over the prior year periods to 41.3% and 40.9% for the three and twelve months ended December 31, 2012, respectively. EBITDA in the fourth quarter and annual 2012 periods was similarly impacted from the aforementioned incremental custom work. Excluding only that incremental custom revenue from our reported EBITDA, would result, on a pro forma basis, in EBITDA growth of 13.4% in the fourth quarter of 2012 and 12.5% for the 2012 annual period (in contrast with our reported amounts of growth of 28.9% and 17.8%, respectively).

EBITDA of Reis Services for the year ended December 31, 2011 was $10,837,000, an increase of $1,334,000, or 14.0%, over the corresponding 2010 period. This increase was directly influenced by the 12.3% increase in revenue for the year ended December 31, 2011 over 2010, as described above, while maintaining EBITDA margins for the Reis Services segment at approximately 40%.

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. EBITDA and Adjusted EBITDA are presented both for the Reis Services business and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and to make assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the

Reis Services business. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$6,519
Income tax (benefit)			(5,427)

Income (loss) before income taxes and discontinued operations	$2,337	$(1,245)	1,092
Add back:
Depreciation and amortization expense	1,182	2	1,184
Interest expense (income), net	24	—	24

EBITDA	3,543	(1,243)	2,300
Add back:
Stock based compensation expense, net	—	505	505

Adjusted EBITDA	$3,543	$(738)	$2,805

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.3%		32.7%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$8,013
Income tax (benefit)			(5,427)

Income (loss) before income taxes and discontinued operations	$7,683	$(5,097)	2,586
Add back:
Depreciation and amortization expense	4,974	9	4,983
Interest expense (income), net	105	(1)	104

EBITDA	12,762	(5,089)	7,673
Add back:
Stock based compensation expense, net	—	2,295	2,295

Adjusted EBITDA	$12,762	$(2,794)	$9,968

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		31.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2011	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$4,372
Income tax (benefit)			(4,075)

Income (loss) before income taxes and discontinued operations	$1,370	$(1,073)	297
Add back:
Depreciation and amortization expense	1,334	2	1,336
Interest expense, net	44	—	44

EBITDA	2,748	(1,071)	1,677
Add back:
Stock based compensation expense, net	—	537	537

Adjusted EBITDA	$2,748	$(534)	$2,214

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.4%		31.7%

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2011	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$ 4,861
Income tax (benefit)			(4,075)

Income (loss) before income taxes and discontinued operations	$ 5,500	$ (4,714)	786
Add back:
Depreciation and amortization expense	5,135	4	5,139
Interest expense (income), net	202	(5)	197

EBITDA	10,837	(4,715)	6,122
Add back:
Stock based compensation expense, net	—	2,204	2,204

Adjusted EBITDA	$ 10,837	$ (2,511)	$ 8,326

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.9%		30.6%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2010	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$ 465
Income tax (benefit)			(220)

Income (loss) before income taxes and discontinued operations	$ 4,433	$ (4,188)	245
Add back:
Depreciation and amortization expense	4,769	4	4,773
Interest expense (income), net	301	(17)	284

EBITDA	9,503	(4,201)	5,302
Add back:
Stock based compensation expense, net	—	1,712	1,712

Adjusted EBITDA	$ 9,503	$ (2,489)	$ 7,014

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.3%		29.0%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$ 860
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$ 2,106	$ (1,246)	860
Add back:
Depreciation and amortization expense	1,137	3	1,140
Interest expense (income), net	(15)	—	(15)

EBITDA	3,228	(1,243)	1,985
Add back:
Stock based compensation expense, net	—	598	598

Adjusted EBITDA	$ 3,228	$ (645)	$ 2,583

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.2%		33.0%

(A)	Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations (Residential Development Activities) are excluded from these reconciliations for all periods presented.
(B)	Reflects an Adjusted EBITDA margin on the Reis Services segment and on a consolidated basis, both of which exclude the impact of discontinued operations.

Results of Operations

Comparison of the Results of Operations for the Year Ended December 31, 2012 and 2011

Subscription revenues and related cost of sales were approximately $31,229,000 and $6,617,000, respectively, for the year ended December 31, 2012, resulting in a gross profit for the Reis Services segment of approximately $24,612,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,907,000 during this period. Subscription revenues and related cost of sales were approximately $27,180,000 and $6,305,000, respectively, for the year ended December 31, 2011, resulting in a gross profit for the Reis Services segment of approximately $20,875,000. Amortization expense included in cost of sales was approximately $2,410,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $312,000 is primarily a result of employment related costs from hiring during 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period aggregating $815,000, offset by a net decrease in amortization expense of $503,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter.

Sales and marketing expenses were approximately $7,643,000 and $6,704,000 for the year ended December 31, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $982,000 and $992,000 during the year ended December 31, 2012 and 2011, respectively. The increase in sales and marketing expenses between the two periods of approximately $939,000 reflects increased commissions and employment related costs from hiring during 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period.

Product development expenses were approximately $2,485,000 and $2,093,000 for the year ended December 31, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $1,436,000 and $1,084,000 during the year ended December 31, 2012 and 2011, respectively. Product development costs increased $392,000, primarily due to an increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements in 2011 and 2012, as well as increased employment related costs over the 2011 period.

General and administrative expenses of approximately $11,793,000 for the year ended December 31, 2012 include current period expenses of approximately $8,840,000, depreciation and amortization expense of approximately $658,000 for lease value and furniture, fixtures and equipment, and approximately $2,295,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $2,181,000 and by an approximate $114,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $13.03 per share at December 31, 2012. General and administrative expenses of approximately $11,095,000 for the year ended December 31, 2011 include current period expenses of approximately $8,237,000, depreciation and amortization expense of approximately $654,000 for lease value and furniture, fixtures and equipment, and approximately $2,204,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $2,083,000 and by an approximate $121,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $9.12 per share at December 31, 2011. Excluding the non-cash expenses, the increase in general and administrative expenses of $603,000 is primarily a result of increased rent related costs for additional office space, increased professional fees, compensation increases and higher benefit costs over the 2011 period.

Interest expense of $155,000 for the year ended December 31, 2012 is comprised of interest and cost amortization of $128,000 and $27,000 on the Bank Loan and Revolver, respectively. Interest expense of $274,000 for the year ended December 31, 2011 includes interest and cost amortization on the Bank Loan of $272,000 and interest from other debt of $2,000. In the second quarter of 2012, the Bank Loan was repaid and that obligation was cancelled. In October 2012, the Company obtained a $10,000,000 Revolver, as more fully described in “— Debt.”

During the year ended December 31, 2012, the net income tax benefit from continuing operations of $5,427,000 includes the aggregate deferred Federal, state and local income tax benefit of $5,614,000 as a result of the partial release of the valuation allowance against certain deferred tax assets, offset by current state and local tax expense of $187,000 arising from the Company’s current treatment of NOLs reflected on certain state and local tax returns. The income tax benefit from continuing operations during the year ended December 31, 2011 of $4,075,000 reflects an aggregate deferred Federal, state and local income tax benefit as a result of the partial release of the Company’s valuation allowance against certain deferred tax assets. In the fourth quarters of 2012 and 2011, the Company reduced the valuation allowance recorded against a portion of its NOL carryforwards. The decision to reduce the valuation allowance in each period was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized.

The loss from discontinued operations of $(12,297,000) for the year ended December 31, 2012 primarily is comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $750,000, offset by $712,500 of recoveries in December 2012. The 2011 loss from discontinued operations of $(2,975,000) reflects a charge of $4,460,000 recorded at December 31, 2011 in connection with the construction defect litigation at our Gold Peak development project, offset by a gain on the sale of the East Lyme project in a bulk transaction in April 2011 of $1,242,000 and net other income of $243,000, primarily from the release of unused warranty accruals on home sales at the East Lyme project.

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

The income tax benefit from continuing operations during the year ended December 31, 2011 of $4,075,000 reflects an aggregate deferred Federal, state and local income tax benefit as a result of the partial release of the Company’s valuation allowance against certain deferred tax assets. In the fourth quarter of 2011, the Company reversed the valuation allowance recorded against a portion of its NOL carryforwards. The decision to reverse this amount of the valuation allowance was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized. The income tax benefit from continuing operations during the year ended December 31, 2010 of $220,000 reflects the resolution of an unrecognized tax benefit as a result of the expiration of the applicable state’s statute of limitations.

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $9,622,000 and $4,008,000 at December 31, 2012 and 2011, respectively, of which $1,065,000 and $323,000 is reflected as a net current asset and $8,557,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets at the respective dates. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $67,994,000 and $55,957,000 at December 31, 2012 and 2011, respectively. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with VLP and the Company’s operating losses prior to the Merger. At December 31, 2012, approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,735,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement discussed in Note 10.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change. The Company believes that the COBE requirement was met through the required two year period subsequent to the ownership change, and utilized an aggregate of approximately $5,760,000 of these pre-Merger NOLs in its Federal tax return filings for 2008 and 2009, with appropriate disclosure. In February 2012, the Internal Revenue Service (“IRS”) completed an audit of the Company’s 2009 Federal income tax return. The 2009 tax year included the end of the two year period subsequent to the Merger. The IRS issued a no change letter related to the Company’s 2009 tax return, thereby accepting the Company’s position that the two year COBE requirement was met. Consequently, as of December 31, 2010, the Company had restored approximately $33,019,000 of NOLs, the tax benefit of which was approximately $13,631,000 with an equal amount of valuation allowance. There was no impact to the December 31, 2010 consolidated balance sheet or consolidated statements of income as a result of this event.

The Company does not have any near-term expirations of NOLs; the next NOL expiration is in 2017 for approximately $5,500,000 of Federal NOLs. Included in Federal and state NOLs at December 31, 2012 is approximately $1,723,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 and $17,092,000 at December 31, 2012 and 2011, respectively, was necessary. The allowance at December 31, 2012 and 2011 relates primarily to NOL carryforwards, AMT credits and, in 2011, liability reserves. The decrease in the allowance in 2012 is primarily attributable to the $5,614,000 increase in deferred tax assets expected to be realized in the years subsequent to December 31, 2012, offset in part by the litigation settlement payments made in 2012, net of recoveries, which resulted in an increase to the 2012 NOL. The decrease in the allowance in 2011 is primarily attributable to the release of valuation allowance against deferred assets expected to be utilized in the three years subsequent to December 31, 2011, as discussed above, of $4,075,000, a reduction in the effective tax rate utilized by the Company (approximately $1,850,000), and utilizing the tax loss on the sale of the Company’s East Lyme project for which an allowance was provided for, related to the net liability in 2010, offset by the allowance provided for the net litigation liability at December 31, 2011.

As part of its assessment to reduce a portion of the valuation allowance and reflect deferred tax assets on the consolidated balance sheet at December 31, 2011, management considered many factors, including: the completion of sales in 2011 of assets in its Residential Development Activities segment; the trend of pre-tax income from both continuing operations and income before taxes, on a consolidated basis (without consideration of discontinued operations reporting); and the predictability of future pre-tax income for the next three years. The Company re-assessed these factors at December 31, 2012, including the predictability of future pre-tax income for the next five years. Based upon these factors, and consideration of uncertainties that could affect the ultimate usability of the deferred tax assets, management has concluded to record an aggregate deferred tax asset of $9,622,000 and $4,008,000 at December 31, 2012 and 2011, respectively. In order to be able to realize the deferred tax assets in the future, the Company considered its historic trend in revenue and EBITDA growth rates, the expected level of future amortization and depreciation expense and the expectation that there should be minimal financial impact from the discontinued operations. If revenue and EBITDA growth is not achieved to the extent expected, or at all, if EBITDA margins materially decline, or if material losses occur as a result of our discontinued operations, the ability to fully utilize these assets in future years could be affected. There is no expectation of future taxable income being derived from a source other than ordinary and recurring operations of the Company’s business to be able to utilize deferred tax assets. Management was unable to conclude that all of its deferred tax assets would be realized, and therefore has maintained a valuation allowance of approximately $15,217,000 and $17,092,000 at December 31, 2012 and 2011, respectively. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $345,000 and $145,000 at December 31, 2012 and 2011, respectively. Interest related to these tax provisions was included in general and administrative expenses. In 2010, the benefit of $199,000 related to the resolution of related unrecognized tax benefits. The Company recorded an additional provision, including interest, of $200,000 in 2012 as a result of a determination that the Company would be liable for additional taxes in New York City for any years that are open and under audit by New York State. No additional expense was recorded in 2011.

Debt

Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The final scheduled maturity date of all amounts borrowed pursuant to the credit agreement was September 30, 2012. During the second quarter of 2012, the Company repaid the remaining outstanding balance and this obligation was cancelled. The interest rate during 2011 and up to the 2012 final repayment was LIBOR + 1.50%. The LIBOR spread was based on a leverage ratio, as defined in the credit agreement. Reis Services paid an annual administration fee of $25,000.

Revolver

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement. No borrowings were made on the Revolver during 2012.

Liquidity and Capital Resources

Cash and cash equivalents aggregated approximately $4,961,000 at December 31, 2012. During the second quarter of 2012, the Company repaid the remaining outstanding balance on the Bank Loan and this obligation was cancelled. The Company had no outstanding debt at December 31, 2012.

The Company’s significant short-term liquidity requirement was the payment of the $17,000,000 settlement of the Gold Peak litigation, of which $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012. In anticipation of those payments and the significant decrease in our cash, the Company evaluated its short term cash needs. The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. In addition, on October 16, 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility. Separately, the Company is seeking recovery under all available insurance policies, including the ACE policy, and is pursuing appropriate additional actions against other potentially responsible parties. To date, these efforts have resulted in the recovery of $712,500 of cash; however, there can be no assurance that the Company will recover any additional amounts in the short or long term. For additional information on the Gold Peak litigation, see Item 3. “Legal Proceedings.”

At December 31, 2012, the Company’s other short-term liquidity requirements include: current operating and capitalizable costs; near-term product development and enhancement of the web site and databases; operating leases; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $297,000 at December 31, 2012 based upon the closing stock price of the Company at December 31, 2012 of $13.03 per share); and the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and possibly with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long term. The Company expects that in 2013, it will be able to utilize its NOLs for Federal income tax purposes and that taxes to be paid will be for state and local income taxes and AMT.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; other costs, including public company expenses not included in the Reis Services segment; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and possibly with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments in 2013 and 2014 are expected to be for alternative state and local taxes, state and local taxes on income and AMT, but not for Federal taxes. Subsequent to 2014, tax payments are expected to be for alternative state and local taxes and AMT, but not for Federal, state or local taxes on income.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2012:

(amounts in thousands)	Payments Due
	For the Years Ended December 31,
Contractual Obligations	2013	2014 and 2015	2016 and 2017	Aggregate
Principal and interest payments for the Revolver	$ 25	$ 45	$ —	$ 70
Future contractual minimum lease payments	1,628	3,354	1,286	6,268

Total contractual obligations	$ 1,653	$ 3,399	$ 1,286	$ 6,338

Discontinued Operations Impact on Liquidity

Cash flows from discontinued operations during the years ended December 31, 2012, 2011 and 2010 were included in the consolidated statements of cash flows in the operating activities section in accordance with the applicable accounting literature. Cash flows during 2012 primarily were comprised of the $17,000,000 of settlement payments, plus legal costs paid, offset by $712,500 of recoveries. In 2011 and 2010, cash flows from discontinued operations were primarily related to the sales of assets, net of the operating costs and related expenses through the dates of sales. Future cash flows from discontinued operations will be solely comprised of expenditures incurred as part of our cash recovery efforts from insurance companies and other potentially responsible parties and, to the extent that we are successful in these efforts, cash inflows from any future recoveries; however, there can be no assurance that the Company will recover any amounts in the short or long term.

East Lyme

Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres, which we refer to as East Lyme.

The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected in liabilities attributable to discontinued operations in the December 31, 2010 consolidated balance sheet. As a result of the April 2011 bulk sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability. The Company recorded a gain on this transaction in the second quarter of 2011 of approximately $1,242,000, which is included in income (loss) from discontinued operations.

The Company sold two lots and one home at East Lyme during the year ended December 31, 2010 for gross sales proceeds of approximately $628,000, which is included in income (loss) from discontinued operations in that period.

Claverack

Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York, which was subdivided into 48 developable single family home lots. In February 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations. Net cash received at closing, after expenses, aggregated approximately $2,187,000. The remaining $450,000 of the purchase price was payable by the purchaser in February 2011 and had been secured by the outstanding road bond and a mortgage on the property. As a result of this transaction, the Company recorded a gain of approximately $263,000 in the first quarter of 2010, which is included in income (loss) from discontinued operations. In February 2011, the Company received cash of approximately $455,000 in full satisfaction of the mortgage note and accrued interest thereon.

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, GP LLC, two former senior officers of Reis (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) and the construction manager/general contractor for the project (Tri-Star) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, following denial of all of the defendant’s post-trial motions, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. For additional information pertaining to the Gold Peak litigation, see Item 3. “Legal Proceedings.”

Real Estate Contingencies

Reis has purchased insurance with respect to construction defect and completed operations at its past real estate projects, including those projects described above. Reis has, from time to time, been exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. The impact of these claims on the Company had not been material prior to 2012; however, during 2012, there was a material negative impact to the Company’s financial position and cash flows related to the settlement of Gold Peak litigation. However, claims related to dissatisfaction by homeowners and homeowners’ associations with the construction of condominiums, homes and amenities by us and/or our developer partners or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations. See “Item 3. Legal Proceedings.”

Other Items Impacting Liquidity

Issuer Purchases of Equity Securities

Between December 2008 and August 2011, the Board authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of December 31, 2012. The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the year ended December 31, 2012, the Company did not repurchase any shares of common stock. During the year ended December 31, 2011, the Company repurchased 50,060 shares of common stock at an average price of $8.96 per share. During the year ended December 31, 2010, the Company repurchased 175,232 shares of common stock at an average price of $6.71 per share. From the inception of the share repurchase programs in December 2008 through December 31, 2012, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

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

Certain outstanding options allow the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount, if any, by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounts for these options as liability awards. This liability is adjusted at the end of each reporting period to reflect: (1) the net cash payments to option holders made during each period; (2) the impact of the exercise and expiration of options; and (3) changes in the market price of the Company’s common stock. Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of operations.

At December 31, 2012, the liability for option cancellations was approximately $297,000 based upon the difference in the closing stock price of the Company at December 31, 2012 of $13.03 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as liability awards at that date. At December 31, 2011, the liability for option cancellations was approximately $241,000 based upon the difference in the closing stock price of the Company at December 31, 2011 of $9.12 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as liability awards at that date. The Company recorded compensation expense of approximately $114,000, $121,000 and $54,000 for the years ended December 31, 2012, 2011 and 2010, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2012, 2011 and 2010, a total of 8,862 options were settled with net cash payments aggregating approximately $58,000, $38,000 and $22,000, respectively.

The liability for option cancellations could materially change from period to period based upon: (1) an option holder either (a) exercising the options in a traditional manner, or (b) electing the net cash settlement alternative; and (2) changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense. In December 2013, an aggregate of 17,724 options accounted for as liability awards are scheduled to expire, with the remaining 17,724 of these options scheduled to expire during 2014.

Changes in Cash Flows

Cash flows for the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
Net cash (used in) provided by operating activities	$ (6,554,862)	$ 11,960,940	$ 9,665,189
Net cash (used in) investing activities	(4,036,929)	(3,623,162)	(2,647,161)
Net cash (used in) financing activities	(6,600,161)	(6,348,763)	(9,589,481)

Net (decrease) increase in cash and cash equivalents	$ (17,191,952)	$ 1,989,015	$ (2,571,453)

Comparison of Cash Flows for the Years Ended December 31, 2012 and 2011

Cash flows used in operating activities changed $18,516,000 from $11,961,000 provided in the 2011 period to $6,555,000 used in the 2012 period. The operating cash flow decrease was primarily the result of: (1) the payment of the $17,000,000 settlement of the Gold Peak litigation; (2) cash proceeds received in 2011 from the sale of the East Lyme property and the related escrow releases; (3) the February 2011 collection of approximately $455,000 in satisfaction of a mortgage note and accrued interest thereon from the prior sale of property in Claverack, New York; and (4) increased spending on professional fees in the 2012 period, all primarily related to discontinued operations. These decreases were partially offset by an increase in cash flow from the Reis Services segment of $1,379,000 from $11,730,000 provided in the 2011 period to $13,109,000 provided in the 2012 period. The property sale, the satisfaction of the mortgage note and the Gold Peak settlement payment all were cash flows related to the Company’s discontinued operations. Cash flows from discontinued operations in future periods will include any additional legal costs in connection with recovery efforts against potentially responsible third parties and/or co-defendants in the lawsuit. Although the Company recovered $712,500 in December 2012, there is no assurance that the Company will be successful in any additional recovery efforts.

Cash flows used in investing activities increased $414,000 from $3,623,000 used in the 2011 period to $4,037,000 used in the 2012 period. This change primarily resulted from: (1) a $440,000 increase of cash used in the 2012 period as compared to the 2011 period for web site and database development costs for continuing product development and enhancement initiatives, including the additional property type, self storage, and the launch of the next generation of our flagship product, Reis SE 2.0; offset by (2) a $26,000 decrease in spending on furniture, fixtures and equipment, as during the 2011 period the Company added additional office space.

Cash flows used in financing activities increased $251,000 from $6,349,000 used in the 2011 period to $6,600,000 used in the 2012 period. During the 2012 period, $5,691,000 was repaid on the Bank Loan whereas $5,531,000 was repaid in the 2011 period. Other debt repayments in the 2011 period were $28,000, with no such payments in the 2012 period. Payments for restricted stock unit settlements were approximately $909,000 and $389,000 in the 2012 and 2011 periods, respectively. In the 2011 period, the Company repurchased 50,060 shares of outstanding common stock for approximately $449,000, with no stock repurchases in the 2012 period. Proceeds from option exercises in 2011 were $48,000, with no such proceeds from exercise in the 2012 period.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Discontinued Operations

The Company determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

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

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. Costs of updating and maintaining information on existing properties in the database are expensed as incurred. The value ascribed to the database intangible asset acquired at the time of the Merger was amortized on a straight-line basis over three or five years. The ascribed value having a three and five year amortizable life was fully amortized in 2010 and 2012, respectively. Amortization of all capitalized database costs is charged to cost of sales.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company early adopted the qualitative assessment guidance for goodwill in 2011, which did not impact the consolidated financial statements, other than disclosure, and utilized the qualitative assessment for its 2012 evaluation. There was no goodwill impairment identified in 2012, 2011 or 2010.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2012, 2011 or 2010.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of the database technology intangible asset.

Revenue from sales of real estate in 2011 and 2010, including single family homes and sales of lots individually or in bulk, were recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

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

At December 31, 2012 and 2011, the Company’s only exposure to interest rates was variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. The interest rate cap on the Bank Loan expired at June 30, 2010 and the Company has not purchased any additional interest rate caps subsequent to that expiration. The following table presents the effect of a 1% increase in the applicable base rates of outstanding variable rate debt at December 31, 2011; no debt was outstanding at December 31, 2012.

(amounts in thousands)	Balance at December 31, 2011	LIBOR at December 31, 2011	Additional Interest Incurred
Variable rate debt:
Bank Loan	$ 5,691	0.30%	$ 57	(A)

(A)	Reflects additional interest which could be incurred annually on the then outstanding loan balance amount as a result of a 1% increase in LIBOR. It does not take into consideration future periodic repayments.

Although the interest rate cap expired at June 30, 2010, our interest rate exposure on the Bank Loan was limited and diminished significantly as a result of increased scheduled principal repayments during 2012 through its final repayment in June 2012. Management obtained replacement financing in October 2012, but no amounts have been drawn under the Revolver during 2012.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based upon this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective in accordance with those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

M. Christian Mitchell	58	Chairman of the Board and Director**
Lloyd Lynford	57	Chief Executive Officer, President and Director**
Jonathan Garfield	56	Executive Vice President and Director***
Mark P. Cantaluppi	42	Vice President, Chief Financial Officer
William Sander	45	Chief Operating Officer, Reis Services
Thomas J. Clarke Jr.	56	Director*
Michael J. Del Giudice	70	Director*
Byron C. Vielehr	49	Director***

*	Term expires during 2013.
**	Term expires during 2014.
***	Term expires during 2015.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

10.4

Trademark Assignment of Security, dated as of October 16, 2012, between Reis Services, LLC, as Borrower, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012).

10.5

Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). *

10.6

Amendment to Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to page F-13 of Annex F to the Company’s proxy statement/prospectus (File No. 333-139705) filed on May 2, 2007).*

10.7	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 25, 2008). *
10.8	Amended and Restated Reis, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 28, 2011). *

10.9

Employment Agreement dated as of July 29, 2010, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2010).*

10.10

Employment Agreement dated as of July 29, 2010, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2010).*

10.11

Employment Agreement dated as of July 30, 2010, among Reis, Inc., Reis Services, LLC and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2010).*

10.12

Employment Agreement dated as of July 29, 2010, between Reis Services, LLC and William Sander (with Reis, Inc. a party thereto for limited purposes) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 5, 2010).*

10.13

Form of Employee Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011, filed on August 4, 2011).*

10.14

Form of Director Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.15	Abbreviated Enforceable Mutual Settlement Agreement dated June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2012).
14.1

Reis, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).**

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

Dated: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford Lloyd Lynford	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2013

/s/ Mark P. Cantaluppi Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013

/s/ M. Christian Mitchell M. Christian Mitchell	Chairman of the Board and Director	March 13, 2013

/s/ Thomas J. Clarke Jr. Thomas J. Clarke Jr.	Director	March 13, 2013

/s/ Michael J. Del Giudice Michael J. Del Giudice	Director	March 13, 2013

/s/ Jonathan Garfield Jonathan Garfield	Director	March 13, 2013

/s/ Byron C. Vielehr Byron C. Vielehr	Director	March 13, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Reis, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited Reis, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 13, 2013

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,960,850	$22,152,802
Restricted cash and investments	216,125	215,405
Accounts receivable, net	10,694,201	8,597,464
Prepaid and other assets	1,438,829	625,451
Assets attributable to discontinued operations	—	3,000,000

Total current assets	17,310,005	34,591,122
Furniture, fixtures and equipment, net of accumulated depreciation of $1,828,199 and $1,556,022, respectively	738,490	863,309
Intangible assets, net of accumulated amortization of $24,067,250 and $19,437,856, respectively	16,332,596	17,155,195
Deferred tax asset, net	8,557,420	3,685,420
Goodwill	54,824,648	54,824,648
Other assets	271,257	98,412

Total assets	$98,034,416	$111,218,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$5,690,940
Accrued expenses and other liabilities	3,902,206	3,352,445
Liability for option cancellations	296,523	240,515
Deferred revenue	18,230,332	15,706,851
Liabilities attributable to discontinued operations	460,251	8,048,568

Total current liabilities	22,889,312	33,039,319
Other long-term liabilities	588,484	668,456

Total liabilities	23,477,796	33,707,775

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,782,643 and 10,570,891 shares issued and outstanding, respectively	215,652	211,417
Additional paid in capital	102,002,972	100,677,336
Retained earnings (deficit)	(27,662,004)	(23,378,422)

Total stockholders’ equity	74,556,620	77,510,331

Total liabilities and stockholders’ equity	$98,034,416	$111,218,106

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010

Subscription revenue	$ 31,228,644	$ 27,180,479	$ 24,198,271
Cost of sales of subscription revenue	6,616,931	6,304,597	5,844,888

Gross profit	24,611,713	20,875,882	18,353,383

Operating expenses:
Sales and marketing	7,643,303	6,704,106	6,057,149
Product development	2,485,168	2,093,303	1,810,845
General and administrative expenses	11,793,441	11,095,425	9,956,321

Total operating expenses	21,921,912	19,892,834	17,824,315

Other income (expenses):
Interest and other income	51,972	77,515	123,302
Interest expense	(155,443)	(274,178)	(407,054)

Total other income (expenses)	(103,471)	(196,663)	(283,752)

Income before income taxes and discontinued operations	2,586,330	786,385	245,316
Income tax (benefit)	(5,427,000)	(4,075,000)	(220,000)

Income from continuing operations	8,013,330	4,861,385	465,316
(Loss) income from discontinued operations, net of income tax expense of $—, $— and $—, respectively	(12,296,912)	(2,974,958)	202,537

Net (loss) income	$ (4,283,582)	$ 1,886,427	$ 667,853

Per share amounts – basic:
Income from continuing operations	$ 0.75	$ 0.46	$ 0.04

Net (loss) income	$ (0.40)	$ 0.18	$ 0.06

Per share amounts – diluted:
Income from continuing operations	$ 0.73	$ 0.45	$ 0.04

Net (loss) income	$ (0.39)	$ 0.17	$ 0.06

Weighted average number of common shares outstanding:
Basic	10,685,333	10,569,805	10,510,699

Diluted	11,034,082	10,876,876	10,756,482

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2010	10,398,329	$ 207,966	$ 99,045,546	$ (25,932,702)	$ 73,320,810

Shares issued for vested employees restricted stock units	240,051	4,801	(4,801)	—	—
Option exercises	8,862	177	39,081	—	39,258
Stock based compensation, net	—	—	1,439,997	—	1,439,997
Stock repurchases	(175,232)	(3,504)	(1,171,986)	—	(1,175,490)
Net income	—	—	—	667,853	667,853

Balance, December 31, 2010	10,472,010	209,440	99,347,837	(25,264,849)	74,292,428

Shares issued for vested employees restricted stock units	133,809	2,676	(2,676)	—	—
Shares issued for settlement of vested director restricted stock units	6,270	125	(125)	—	—
Option exercises	8,862	177	47,943	—	48,120
Stock based compensation, net	—	—	1,731,877	—	1,731,877
Stock repurchases	(50,060)	(1,001)	(447,520)	—	(448,521)
Net income	—	—	—	1,886,427	1,886,427

Balance, December 31, 2011	10,570,891	211,417	100,677,336	(23,378,422)	77,510,331

Shares issued for vested employees restricted stock units	133,518	2,671	(2,671)	—	—
Shares issued for settlement of vested director restricted stock units	72,410	1,448	(1,448)	—	—
Option exercises	5,824	116	(116)	—	—
Stock based compensation, net	—	—	1,329,871	—	1,329,871
Net (loss)	—	—	—	(4,283,582)	(4,283,582)

Balance, December 31, 2012	10,782,643	$ 215,652	$ 102,002,972	$ (27,662,004)	$ 74,556,620

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (4,283,582)	$ 1,886,427	$ 667,853
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit), net	(5,427,000)	(4,075,000)	—
Depreciation	354,953	351,595	359,519
Amortization of intangible assets	4,629,394	4,788,174	4,436,877
Stock based compensation charges	2,181,135	2,083,497	1,657,875
Changes in assets and liabilities:
Restricted cash and investments	(720)	790,078	51,710
Accounts receivable, net	(2,096,737)	364,159	(1,778,693)
Prepaid and other assets	2,755,777	(2,500,801)	110,843
Real estate assets	—	1,297,245	2,411,921
Accrued expenses and other liabilities	(7,305,528)	6,594,351	(1,559,961)
Liability for option cancellations	113,965	120,612	53,748
Deferred revenue	2,523,481	260,603	3,253,497

Net cash provided by operating activities	(6,554,862)	11,960,940	9,665,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(3,806,795)	(3,366,763)	(2,597,098)
Furniture, fixtures and equipment additions	(230,134)	(256,399)	(59,969)
Furniture, fixtures and equipment disposition	—	—	9,906

Net cash (used in) investing activities	(4,036,929)	(3,623,162)	(2,647,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Bank Loan	(5,690,940)	(5,531,050)	(8,028,010)
Repayments on capitalized equipment leases	—	(27,851)	(185,517)
Payments for option cancellations and restricted stock units	(909,221)	(389,461)	(239,722)
Proceeds from option exercises	—	48,120	39,258
Stock repurchases	—	(448,521)	(1,175,490)

Net cash (used in) financing activities	(6,600,161)	(6,348,763)	(9,589,481)

Net (decrease) increase in cash and cash equivalents	(17,191,952)	1,989,015	(2,571,453)
Cash and cash equivalents, beginning of year	22,152,802	20,163,787	22,735,240

Cash and cash equivalents, end of year	$ 4,960,850	$ 22,152,802	$ 20,163,787

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 42,008	$ 191,425	$ 323,843

Cash paid during the year for income taxes, net of refunds	$ 77,856	$ 48,559	$ 26,071

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$ 2,671	$ 2,676	$ 4,801

Shares issued for settlement of vested director restricted stock units	$ 1,448	$ 125

Exercise of stock options through the receipt of tendered shares	$ 39,524

Disposal of fully amortized intangible assets		$ 241,724

Disposal of fully depreciated furniture, fixtures and equipment	$ 82,776	$ 51,731

Release of accrued remediation liability obligation upon sale of real estate		$ 1,000,000

Mortgage receivable on sale of real estate			$ 450,000

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

Reis, through its flagship institutional product, Reis SE, and through its small business product, ReisReports, provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997 as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of its three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010, sold its remaining project in East Lyme, Connecticut in bulk in April 2011, and settled construction defect litigation at its aforementioned Colorado project in 2012.

See Note 3 for additional information regarding the Company’s segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in entities where the Company does not have a controlling interest are accounted for under the equity method of accounting. These investments were initially recorded at cost and were subsequently adjusted for the Company’s proportionate share of the investment’s income (loss) and additional contributions or distributions. All intercompany accounts and transactions among the Company and its subsidiaries have been eliminated in consolidation.

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

Discontinued Operations

The Company determined, as a result of the April 2011 sale of property in East Lyme, Connecticut, that the Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that the historic operations and cash flows can be clearly distinguished, the operating results of the Residential Development Activities segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

Variable Interests

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”). An entity is a VIE when (1) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (2) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity or investment is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the VIE or receives a majority of the residual returns is considered the primary beneficiary and must consolidate the VIE. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company performs this analysis on an ongoing basis, or as circumstances change. The Company does not have any VIEs in the years ended December 31, 2012, 2011 and 2010.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Furniture, Fixtures and Equipment

The Company capitalizes costs for the purchase of furniture, fixtures and equipment that have an expected useful life beyond one year. Depreciation expense is calculated on a straight-line basis over the determined useful life of the asset, generally three to ten years. Depreciation expense was approximately $355,000, $352,000 and $360,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. Costs of updating and maintaining information on existing properties in the database are expensed as incurred. The value ascribed to the database intangible asset acquired at the time of the Merger was amortized on a straight-line basis over three or five years. The ascribed value having a three and five year amortizable life was fully amortized in 2010 and 2012, respectively. Amortization of all capitalized database costs is charged to cost of sales.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company early adopted the qualitative assessment guidance for goodwill in 2011, which did not impact the consolidated financial statements, other than disclosure, and utilized the qualitative assessment for its 2012 evaluation. There was no goodwill impairment identified in 2012, 2011 or 2010.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2012, 2011 or 2010.

Real Estate and Impairment

Costs directly related to the acquisition, development and improvement of real estate were capitalized, including interest and other costs incurred during the construction period. Ordinary repairs, maintenance and project operating costs were expensed as incurred. The Company historically reviewed its real estate assets for impairment: (1) whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable for assets held for use; and (2) when a determination was made to sell an asset or investment. If estimated cash flows on an undiscounted basis were insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value would be recognized. No impairment charges were recorded during 2011 or 2010 related to the Company’s real estate assets. The Company did not have any real estate assets during 2012.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing or financing commitments. Such costs are amortized by the Company over the expected term of the respective agreements.

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

Through its June 30, 2010 expiration, the Company’s interest rate cap was valued using models, developed internally by the respective counterparty, that use as their basis readily observable market parameters and was classified within Level 2 of the valuation hierarchy.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain. Revenues from ReisReports are recognized monthly as billed for

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of the database technology intangible asset.

Revenue from sales of real estate in 2011 and 2010, including single family homes and sales of lots individually or in bulk, were recognized at closing subject to receipt of down payments and other requirements in accordance with applicable accounting guidelines.

Interest revenue is recorded on an accrual basis.

Share Based Compensation

Equity Awards

The fair market value as of the grant date of awards of stock, restricted stock units or certain stock options is recognized as compensation expense by the Company over the respective vesting periods.

Liability Awards

The Company accrues a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award. This liability is adjusted at the end of each reporting period to reflect: (1) the net cash payments to option holders made during each period; (2) the impact of the exercise and expiration of options; and (3) the changes in the market price of the Company’s common stock.

Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the consolidated statements of operations. At December 31, 2012, of the 645,448 outstanding options, 35,448 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. At December 31, 2011, of the 663,172 outstanding options, 53,172 options were accounted for as a liability award. The liability for option cancellations was approximately $297,000 and $241,000 at December 31, 2012 and 2011, respectively.

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

See Note 9 for activity with respect to stock options and restricted stock units.

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

	For the Years Ended December 31,
	2012	2011	2010
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$ 8,013,330	$ 4,861,385	$ 465,316
(Loss) income from discontinued operations, net of income tax expense	(12,296,912)	(2,974,958)	202,537

Net income (loss) for basic calculation	$ (4,283,582)	$ 1,886,427	$ 667,853

Numerator for diluted per share calculation:
Income from continuing operations	$ 8,013,330	$ 4,861,385	$ 465,316
Adjustments to income from continuing operations for the income statement impact of dilutive securities	—	—	—

Income from continuing operations for dilution calculation	8,013,330	4,861,385	465,316
(Loss) income from discontinued operations, net of income tax expense	(12,296,912)	(2,974,958)	202,537

Net income (loss) for dilution calculation	$ (4,283,582)	$ 1,886,427	$ 667,853

Denominator:
Weighted average common shares – basic	10,685,333	10,569,805	10,510,699
Effect of dilutive securities:
RSUs	305,033	301,956	245,783
Stock options	43,716	5,115	—

Weighted average common shares – diluted	11,034,082	10,876,876	10,756,482

Per common share amounts – basic:
Income from continuing operations	$ 0.75	$ 0.46	$ 0.04
(Loss) income from discontinued operations	(1.15)	(0.28)	0.02

Net (loss) income	$ (0.40)	$ 0.18	$ 0.06

Per common share amounts – diluted:
Income from continuing operations	$ 0.73	$ 0.45	$ 0.04
(Loss) income from discontinued operations	(1.12)	(0.28)	0.02

Net (loss) income	$ (0.39)	$ 0.17	$ 0.06

Potentially dilutive securities include all stock based awards. For the years ended December 31, 2012, 2011 and 2010, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The outcome of any litigation is uncertain; it is possible that a judgment in any legal actions to which the Company is a party, or which are proposed or threatened, will have a material adverse effect on the consolidated financial statements. See Note 10.

Reclassification

Amounts in certain accounts, as presented in the condensed balance sheet data in Note 3, have been reclassified to conform to the current period presentation.

3.	Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 4,212	$ —	$ 749	$ 4,961
Restricted cash and investments	216	—	—	216
Accounts receivable, net	10,694	—	—	10,694
Prepaid and other assets	219	—	1,220	1,439
Assets attributable to discontinued operations	—	—	—	—

Total current assets	15,341	—	1,969	17,310
Furniture, fixtures and equipment, net	705	—	33	738
Intangible assets, net	16,333	—	—	16,333
Deferred tax asset, net	—	—	8,557	8,557
Goodwill	57,203	—	(2,378)	54,825
Other assets	271	—	—	271

Total assets	$ 89,853	$ —	$ 8,181	$ 98,034

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$ —	$ —	$ —	$ —
Accrued expenses and other liabilities	2,556	—	1,346	3,902
Liability for option cancellations	—	—	297	297
Deferred revenue	18,230	—	—	18,230
Liabilities attributable to discontinued operations	—	271	189	460

Total current liabilities	20,786	271	1,832	22,889
Other long-term liabilities	588	—	—	588
Deferred tax liability, net	15,786	—	(15,786)	—

Total liabilities	37,160	271	(13,954)	23,477
Total stockholders’ equity	52,693	(271)	22,135	74,557

Total liabilities and stockholders’ equity	$ 89,853	$ —	$ 8,181	$ 98,034

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Year Ended December 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$ 31,229	$ —	$ —	$ 31,229
Cost of sales of subscription revenue	6,617	—	—	6,617

Gross profit	24,612	—	—	24,612

Operating expenses:
Sales and marketing	7,643	—	—	7,643
Product development	2,485	—	—	2,485
General and administrative expenses	6,696	—	5,098	11,794

Total operating expenses	16,824	—	5,098	21,922
Other income (expenses):
Interest and other income	50	—	1	51
Interest expense	(155)	—	—	(155)

Total other income (expenses)	(105)	—	1	(104)

Income (loss) before income taxes and discontinued operations	$ 7,683	$ —	$ (5,097)	$ 2,586

(Loss) from discontinued operations, before income taxes	$ —	$ (393)	$ (11,904)	$ (12,297)

Condensed Operating Data for the Year Ended December 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$ 27,180	$ —	$ —	$ 27,180
Cost of sales of subscription revenue	6,305	—	—	6,305

Gross profit	20,875	—	—	20,875

Operating expenses:
Sales and marketing	6,704	—	—	6,704
Product development	2,093	—	—	2,093
General and administrative expenses	6,376	—	4,719	11,095

Total operating expenses	15,173	—	4,719	19,892
Other income (expenses):
Interest and other income	72	—	5	77
Interest expense	(274)	—	—	(274)

Total other income (expenses)	(202)	—	5	(197)

Income (loss) before income taxes and discontinued operations	$ 5,500	$ —	$ (4,714)	$ 786

(Loss) from discontinued operations, before income taxes	$ —	$ (2,975)	$ —	$ (2,975)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

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

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2012.

No individual subscriber accounted for more than 4.2%, 4.9% and 2.5% of Reis Services’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

The balance of outstanding accounts receivable of Reis Services at December 31, 2012 and 2011, are as follows:

	December 31,
	2012	2011

Accounts receivable	$10,763,000	$8,629,000
Allowance for doubtful accounts	(69,000)	(32,000)

Accounts receivable, net	$10,694,000	$8,597,000

Twenty-four subscribers accounted for an aggregate of approximately 58.2% of Reis Services’s accounts receivable at December 31, 2012, including two subscribers in excess of 5.0% with the largest representing 11.1%. As of March 4, 2013, the Company had received payments of approximately $7,428,000, or 69.0% against the December 31, 2012 accounts receivable balance. Eighteen subscribers accounted for an aggregate of approximately 59.6% of Reis Services’s accounts receivable at December 31, 2011, including three subscribers in excess of 4.0% with the largest representing 15.4%.

At December 31, 2012 and 2011, no subscriber accounted for more than 6.6% and 8.4%, respectively, of deferred revenue.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

(amounts in thousands)
	For the Years Ended December 31,
	2012	2011	2010
Revenue from sales of real estate	$—	$1,800	$3,378
Cost of sales of real estate	—	(288)	(2,801)
Litigation charge, net of recoveries (see Note 10)	(11,547)	(4,460)	—
Other income (expense), net	(750)	(27)	(374)

(Loss) income from discontinued operations before income tax	(12,297)	(2,975)	203
Income tax expense on discontinued operations	—	—	—

(Loss) income from discontinued operations, net of income tax expense	$(12,297)	$(2,975)	$203

East Lyme

Prior to its sale in April 2011, the Company’s last remaining residential development was The Orchards, a single family home development in East Lyme, Connecticut, zoned for 161 single family homes on 224 acres (“East Lyme”).

The East Lyme project was sold in a bulk transaction for a gross sales price of $1,800,000 for the remaining 119 lots in inventory, plus the release of approximately $792,000 of project-related deposits and escrows held as restricted cash. Net cash received at closing, after selling expenses and closing adjustments, and including the cash received upon release of the deposits and escrows, aggregated approximately $2,600,000. Certain of the lots at East Lyme required remediation of pesticides which were used on the property when it was an apple orchard. The remediation plan, the cost of which was estimated by management to be approximately $1,000,000, had been approved by the health inspector for the municipality and the town planner. The estimated remediation cost was recognized in prior years and was reflected in liabilities attributable to discontinued operations in the December 31, 2010 consolidated balance sheet. As a result of the April 2011 bulk sale, the Company was indemnified from any financial obligation related to the environmental remediation and reversed this liability. The Company recorded a gain on this transaction in the second quarter of 2011 of approximately $1,242,000, which is included in income (loss) from discontinued operations.

The Company sold two lots and one home at East Lyme during the year ended December 31, 2010 for gross sales proceeds of approximately $628,000, which is included in income (loss) from discontinued operations in that period.

A bank initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. By December 31, 2010, the municipality reduced the letter of credit requirement to $400,000, and the cash collateral requirement was reduced in a corresponding amount (with the excess cash being released to the Company). In connection with the April 2011 sale of East Lyme, the Company was released from the letter of credit by the municipality and the cash collateral was fully released.

Claverack

Prior to its sale in February 2010, the Company owned approximately 235 acres in Claverack, New York, which was subdivided into 48 developable single family home lots. In February 2010, the Company sold the Claverack project in a bulk transaction for a gross sales price of $2,750,000, which included two model homes, amenities, 46 additional lots and $450,000 of cash collateralizing certain road completion obligations. Net cash received at closing, after expenses, aggregated approximately $2,187,000. The remaining $450,000 of the purchase price was payable by the purchaser in February 2011 and had been secured by the outstanding road bond and a mortgage on the property. As a result of this transaction, the Company recorded a gain of approximately $263,000 in the first quarter of 2010, which is included in income (loss) from discontinued operations. In February 2011, the Company received cash of approximately $455,000 in full satisfaction of the mortgage note and accrued interest thereon.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), two former senior officers of Reis (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, following denial of all of the defendant’s post-trial motions, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. For additional information pertaining to the Gold Peak litigation, see Note 10.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $216,000 and $215,000 at December 31, 2012 and 2011, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2012	2011
Database	$15,175,000	$13,223,000
Accumulated amortization	(11,691,000)	(9,784,000)

Database, net	3,484,000	3,439,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(5,444,000)	(4,462,000)

Customer relationships, net	8,656,000	9,638,000

Web site	8,325,000	6,470,000
Accumulated amortization	(5,220,000)	(3,784,000)

Web site, net	3,105,000	2,686,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,712,000)	(1,408,000)

Acquired below market lease, net	1,088,000	1,392,000

Intangibles, net	$16,333,000	$17,155,000

The Company capitalized approximately $1,952,000 and $1,828,000 to the database intangible asset and $1,855,000 and $1,538,000 to the web site intangible asset during the years ended December 31, 2012 and 2011, respectively.

Amortization expense for intangible assets aggregated approximately $4,629,000 for the year ended December 31, 2012, of which approximately $1,907,000 related to the database, which is charged to cost of sales, approximately $982,000 related to customer relationships, which is charged to sales and marketing expense, approximately $1,436,000 related to web site development, which is charged to product development expense, and approximately $304,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $4,788,000 for the year ended December 31, 2011, of which approximately $2,410,000 related to the database, approximately $992,000 related to customer relationships, approximately $1,084,000 related to web site development, and approximately $302,000 related to the value ascribed to the below market terms of the office lease.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets (continued)

Amortization expense for intangible assets aggregated approximately $4,436,000 for the year ended December 31, 2010, of which approximately $2,259,000 related to the database, approximately $1,001,000 related to customer relationships, approximately $874,000 related to web site development, and approximately $302,000 related to the value ascribed to the below market terms of the office lease.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2012 follows:

For the Year Ended December 31,	Amount

2013	$4,193,000
2014	3,306,000
2015	2,340,000
2016	1,523,000
2017	1,059,000
Thereafter	3,912,000

Total	$16,333,000

6.	Debt

At December 31, 2012 and 2011, the Company’s debt consisted of the following:

	Maturity Date	December 31,
		2012	2011
Bank Loan	September 2012	$ —	$ 5,691,000
Revolver	October 2015	—	NA

Total debt		$ —	$ 5,691,000

Total assets of Reis Services as a security interest		$ 89,853,000	$ 102,793,000

Bank Loan

In connection with the Merger agreement, Private Reis entered into a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger, which provided for a term loan of up to an aggregate of $20,000,000 and revolving loans up to an aggregate of $7,000,000. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The final scheduled maturity date of all amounts borrowed pursuant to the credit agreement was September 30, 2012. During the second quarter of 2012, the Company repaid the remaining outstanding balance and this obligation was cancelled. The interest rate during 2011 and up to the 2012 final repayment was LIBOR + 1.50%. The LIBOR spread was based on a leverage ratio, as defined in the credit agreement. Reis Services paid an annual administration fee of $25,000. Reis Services was required to make principal payments on the term loan on a quarterly basis in increasing amounts pursuant to the payment schedule provided in the credit agreement. Additional principal payments were payable if Reis Services’s annual cash flow exceeds certain amounts, or if certain defined operating ratios were not met, all of which were defined in the credit agreement. In 2011 and through the 2012 final repayment, no additional borrowings had been permitted under the Bank Loan.

Revolver

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement. No borrowings were made on the Revolver during 2012.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2012	2011	2010

Current state and local tax expense (benefit)	$ 187,000	$ —	$ (220,000)
Deferred Federal tax expense (benefit)	(5,279,000)	(3,606,000)	—
Deferred state and local tax expense (benefit)	(335,000)	(469,000)	—

Income tax (benefit) (A)	$ (5,427,000)	$ (4,075,000)	$ (220,000)

(A)	There were no income taxes attributable to income (loss) from discontinued operations in any of the periods presented.

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense (benefit) for continuing operations is as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent

Tax (benefit) expense at U.S. statutory rate	$(3,399,000)	(35.00%)	$(766,000)	(35.00%)	$157,000	35.00%
State and local tax (benefit), net of Federal impact	(96,000)	(0.99%)	(61,000)	(2.80%)	30,000	6.72%
Impact of state and local tax rate change net of Federal impact	6,000	0.06%	67,000	3.08%	—	—
Cost (benefit) attributable to valuation allowance, net	3,671,000	37.80%	754,000	34.44%	(283,000)	(63.31%)
Other state tax benefit	—	—	—	—	(220,000)	(49.12%)
Taxes on other state tax benefit	—	—	—	—	91,000	20.39%
Non-deductible items	5,000	0.05%	6,000	0.28%	5,000	1.20%
Benefit attributable to reduction in allowance against certain deferred tax assets	(5,614,000)	(57.81%)	(4,075,000)	(186.19%)	—	—

	$(5,427,000)	(55.89%)	$(4,075,000)	(186.19%)	$(220,000)	(49.12%)

During 2012 and 2011, the Company recorded an aggregate deferred Federal, state and local income tax benefit of $5,614,000 and $4,075,000, respectively, from the partial release of the valuation allowance against certain deferred tax assets. In the fourth quarters of 2012 and 2011, the Company reversed the valuation allowance recorded against a portion of its net operating loss (“NOL”) carryforwards. The decision to reduce the valuation allowance in each period was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized. In addition, during the fourth quarter of 2012, the Company recorded current state and local tax expense of $187,000. This amount reflects the Company’s current treatment of NOLs reflected on certain state and local tax returns.

Separately, in the fourth quarter of 2011, the Company revised its annual effective tax rate. The change resulted from a review of the Company’s operations since the Merger and the adoption by New York City of a 100% revenue apportionment factor which is being implemented over a number of years through 2017. As a result of the reduction in the effective tax rate, the deferred tax benefit was reduced by approximately $339,000 for the year ended December 31, 2011.

The $220,000 income tax benefit during the year ended December 31, 2010 reflects the resolution of an unrecognized tax benefit as a result of the expiration of the applicable state’s statute of limitations.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for the foreseeable future. The Company expects, in the near term, that it will be subject to cash payments for state and local income taxes, Federal alternative minimum tax (“AMT”) and alternative taxes for state and local taxes based on capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $9,622,000 and $4,008,000 at December 31, 2012 and 2011, respectively, of which $1,065,000 and $323,000 is reflected as a net

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

current asset and $8,557,000 and $3,685,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets at the respective dates. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves (in 2011), all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred Tax Assets

Net operating loss carryforwards	$24,807,803	$21,026,747
Asset basis differences – tax amount greater than book value	276,365	285,411
Liability reserves	658,713	1,944,943
Reserve for option cancellations	111,878	90,915
Stock compensation plans	1,514,453	1,367,099
AMT credit carryforwards	1,139,392	1,139,392
Other	25,871	25,547

	28,534,475	25,880,054
Valuation allowance	(15,217,496)	(17,092,236)

Total deferred tax assets	13,316,979	8,787,818

Deferred Tax Liabilities

Acquired asset differences – book value greater than tax	(3,676,472)	(4,382,602)
Asset basis differences – carrying amount value greater than tax	(18,087)	(396,796)

Total deferred tax liabilities	(3,694,559)	(4,779,398)

Net deferred tax asset (liability)	$9,622,420	$4,008,420

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $67,994,000 and $55,957,000 at December 31, 2012 and 2011, respectively. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. At December 31, 2012, approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,735,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement discussed in Note 10.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change. The Company believes that the COBE requirement was met through the required two year period subsequent to the ownership change, and utilized an aggregate of approximately $5,760,000 of these pre-Merger NOLs in its Federal tax return filings for 2008 and 2009, with appropriate disclosure. In February 2012, the Internal Revenue Service (“IRS”) completed an audit of the Company’s 2009 Federal income tax return. The 2009 tax year included the end of the two year period subsequent to the Merger. The IRS issued a no change letter related to the Company’s 2009 tax return, thereby accepting the Company’s position that the two year COBE requirement was met. Consequently, as of December 31, 2010, the Company had restored approximately $33,019,000 of NOLs, the tax benefit of which was approximately $13,631,000 with an equal amount of valuation allowance. There was no impact to the December 31, 2010 consolidated balance sheet or consolidated statements of income as a result of this event.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

The Company does not have any near-term expirations of NOLs; the next NOL expiration is in 2017 for approximately $5,500,000 of Federal NOLs. Included in Federal and state NOLs at December 31, 2012 is approximately $1,723,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 and $17,092,000 at December 31, 2012 and 2011, respectively, was necessary. The allowance at December 31, 2012 and 2011 relates primarily to NOL carryforwards, AMT credits and, in 2011, liability reserves. The decrease in the allowance in 2012 is primarily attributable to the $5,614,000 increase in deferred tax assets expected to be realized in the years subsequent to December 31, 2012, offset in part by the litigation settlement payments made in 2012, net of recoveries, which resulted in an increase to the 2012 NOL. The decrease in the allowance in 2011 is primarily attributable to the release of valuation allowance against deferred assets expected to be utilized in the three years subsequent to December 31, 2011, as discussed above, of $4,075,000, a reduction in the effective tax rate utilized by the Company (approximately $1,850,000), and utilizing the tax loss on the sale of the Company’s East Lyme project for which an allowance was provided for, related to the net liability in 2010, offset by the allowance provided for the net litigation liability at December 31, 2011. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

The Company and its subsidiaries have been audited by the Federal tax authorities for 2009 and Federal tax returns are open for 2010 and 2011; all prior Federal periods are closed, except to the extent that NOLs were generated in a given year. The acquired VLP net operating loss carryforward is open for 1997 and 1998 for the NOLs generated during those years. Private Reis was audited by the IRS for tax years ending October 31, 2005 and 2006. In addition, tax returns are open from 2000 to 2002 and 2007, to the extent that NOLs were generated during these periods by Private Reis.

Tax returns for the parent company and a subsidiary are under audit by the State of New York for the years 2001 to 2003 and are open for the years 2004 to 2011. As a result of the New York State audit, New York City returns are open for the years 2001 to 2011 as well. The tax years for another subsidiary, operating in a different state, are open from 2008 to 2011.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $345,000 and $145,000 at December 31, 2012 and 2011, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. In 2010, the benefit of $199,000 related to the resolution of related unrecognized tax benefits. The Company recorded an additional provision, including interest, of $200,000 in 2012 as a result of a determination that the Company would be liable for additional taxes in New York City for any years that are open and under audit by New York State. No additional expense was recorded in 2011. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 follows:

	For the Years Ended December 31,
	2012	2011	2010

Balance at beginning of period	$145,000	$145,000	$435,000
Additional provisions and interest related to prior years	200,000	7,700	15,000
Resolution of matters during the period	—	(7,700)	(305,000)

Balance at end of period	$345,000	$145,000	$145,000

The Company expects that a substantial portion of the 2012 balance could be resolved in 2013.

8.	Stockholders’ Equity

Between December 2008 and August 2011, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of December 31, 2012. The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stockholders’ Equity (continued)

may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the year ended December 31, 2012, the Company did not repurchase any shares of common stock. During the year ended December 31, 2011, the Company repurchased 50,060 shares of common stock at an average price of $8.96 per share. During the year ended December 31, 2010, the Company repurchased 175,232 shares of common stock at an average price of $6.71 per share. From the inception of the share repurchase programs in December 2008 through December 31, 2012, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

The Company did not declare or distribute any dividends during the years ended December 31, 2012, 2011 or 2010.

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

Option Awards

The following table presents option activity and other plan data for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	663,172	$8.82	680,896	$8.73	473,620	$8.91
Granted	—	$—	—	$—	225,000	$8.03
Exercised	(8,862)	$(4.46)	(8,862)	$(5.43)	(8,862)	$(4.43)
Cancelled through cash settlement	(8,862)	$(4.46)	(8,862)	$(5.43)	(8,862)	$(4.43)
Forfeited/cancelled/expired	—	$—	—	$—	—	$—

Outstanding at end of period	645,448	$8.94	663,172	$8.82	680,896	$8.73

Options exercisable at end of period	420,448	$9.43	361,172	$9.10	301,896	$8.68

Options exercisable which can be settled in cash	35,448	$4.67	53,172	$4.60	70,896	$4.81

Weighted average fair value of options granted per year (per option)	$—		$—		$3.08

Weighted average remaining contractual life at end of period	5.3 years		6.2 years		7.1 years

Certain outstanding options allow the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount, if any, by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounts for these options as liability awards. This liability is adjusted at the end of each reporting period to reflect: (1) the net cash payments to option holders made during each period; (2) the impact of the exercise and expiration of options; and (3) changes in the market price of the Company’s common stock. Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the statements of operations.

At December 31, 2012, the liability for option cancellations was approximately $297,000 based upon the difference in the closing stock price of the Company at December 31, 2012 of $13.03 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as liability awards at that date. At December 31, 2011, the liability for

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

option cancellations was approximately $241,000 based upon the difference in the closing stock price of the Company at December 31, 2011 of $9.12 per share and the individual exercise prices of the outstanding 53,172 “in-the-money” options that were accounted for as liability awards at that date. The Company recorded compensation expense of approximately $114,000, $121,000 and $54,000 for the years ended December 31, 2012, 2011 and 2010, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2012, 2011 and 2010, a total of 8,862 options were settled with net cash payments aggregating approximately $58,000, $38,000 and $22,000, respectively.

The following table presents additional option details at December 31, 2012 and 2011:

	Options Outstanding and Exercisable at December 31, 2012				Options Outstanding and Exercisable at December 31, 2011
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)

$ 4.09 to $4.46 (B)	17,724	1.72	$4.09	$158,453	35,448	1.86	$4.28	$171,746
$5.24 (B)	17,724	1.00	5.24	138,070	17,724	2.00	5.24	68,769
$7.50	70,000	4.62	7.50	387,100	70,000	5.63	7.50	113,400
$8.03	225,000	7.50	8.03	1,126,125	225,000	8.50	8.03	246,375
$10.40	315,000	4.41	10.40	828,450	315,000	5.41	10.40	—

	645,448	5.34	8.94	$2,638,198	663,172	6.20	8.82	$600,290

(A)	The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2012 and 2011, respectively. For purposes of this calculation, the Company’s closing stock prices were $13.03 and $9.12 per share on December 31, 2012 and 2011, respectively.
(B)	These options are the remaining options accounted for as liability awards at December 31, 2012 and 2011, respectively. In December 2013, an additional 17,724 options with an exercise price of $5.24 are scheduled to expire.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model. The following table includes the assumptions that were made and the estimated fair value for option grants in 2010 (no option awards were granted during 2012 or 2011):

2010 Grant

Stock price on grant date	$ 6.42
Exercise price	$ 8.03
Dividend yield	—
Risk-free interest rate	1.70%
Expected life	5.2 years
Estimated volatility	60.9%
Fair value of options granted (per option)	$ 3.08

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Outstanding at beginning of period	590,662	523,479	507,668
Granted	169,481	251,281	293,170
Common stock delivered (A) (B) (C)	(290,295)	(184,098)	(275,559)
Forfeited	—	—	(1,800)

Outstanding at end of period	469,848	590,662	523,479

Intrinsic value (D)	$6,122,000	$5,386,800	$3,680,100

(A)	Includes 84,367 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $851,000 in 2012. A net of 133,518 shares of common stock were delivered at that time.
(B)	Includes 44,019 shares which were used to settle minimum employee withholding tax obligations for 14 employees of approximately $352,000 in 2011. A net of 133,809 shares of common stock were delivered in the year ended December 31, 2011.
(C)	Includes 35,508 shares which were used to settle minimum employee withholding tax obligations for over 60 employees of approximately $218,000 in 2010. A net of 240,051 shares of common stock were delivered in the year ended December 31, 2010.
(D)	For purposes of this calculation, the Company’s closing stock prices were $13.03, $9.12 and $7.03 per share on December 31, 2012, 2011 and 2010, respectively.

In February 2012, an aggregate of 143,783 RSUs were granted to employees which vest one-third a year over three years and had a grant date fair value of $10.05 per RSU (which was determined based on the closing price of the Company’s common stock on the applicable date of grant). In March 2011, an aggregate of 214,135 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $7.41 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February and July 2010, an aggregate of 185,000 RSUs and 75,000 RSUs, respectively, were granted to employees which vest one-third a year over three years and had a weighted average grant date fair value of $5.97 and $6.52, respectively, per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). The awards granted to employees in 2012, 2011 and 2010 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

During the years ended December 31, 2012, 2011 and 2010, an aggregate of 25,698 RSUs, 37,146 RSUs and 33,170 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $9.54, $8.25 and $6.17 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director. The Company issued 72,410 and 6,270 shares in December 2012 and 2011, respectively, to satisfy the settlement of RSUs related to directors that retired from the Board during those years.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $2,181,000, $2,083,000 and $1,658,000, including approximately $222,000, $295,000 and $239,000 related to non-employee director equity compensation, for the years ended December 31, 2012, 2011 and 2010, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

At December 31, 2012, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $1,874,000. It does not include any awards granted subsequent to December 31, 2012.

For the Year Ended December 31,	Options	RSUs	Total

2013	$119,000	$1,160,000	$1,279,000
2014	—	556,000	556,000
2015	—	39,000	39,000

	$119,000	$1,755,000	$1,874,000

10.	Commitments and Contingencies

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

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”)) were the subject of a suit brought by the homeowners association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012 finding Reis, GP LLC, the former officers and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project, and is considering other recovery actions.

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

$3,000,000 and other previously reserved amounts. At March 31, 2012, as a result of the verdict, the Company recorded an additional charge of $14,216,000 in discontinued operations in the first quarter of 2012, to bring the Company’s liability up to the $18,200,000 judgment, plus other costs of approximately $756,000. As of March 31, 2012, the Company, in accordance with the applicable accounting literature, could no longer conclude that $3,000,000 of insurance was probable of being recovered. These charges were reflected in discontinued operations and negatively impacted consolidated net income (loss), but did not impact income from continuing operations.

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000.

Reis continues to consider its options with respect to contribution or other actions against potentially responsible third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of this settlement. There is no assurance that the Company will be successful in these additional recovery efforts.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

Other Operating Commitments

The Company is a tenant under two operating leases for office space in New York which both expire in September 2016. Rent expense was approximately $1,793,000, $1,738,000 and $1,610,000 for the years ended December 31, 2012, 2011 and 2010, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. In connection with one lease, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement is approximately $212,000 which is collateralized by a certificate of deposit issued by that bank. The certificate of deposit is included in restricted cash and investments in the consolidated balance sheets at December 31, 2012 and 2011.

Future minimum lease payments under operating leases at December 31, 2012 are as follows:

For the Year Ended December 31,	Amount

2013	$1,628,000
2014	1,662,000
2015	1,692,000
2016	1,286,000

Total	$6,268,000

The Company has a defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. The Company matches contributions up to 2% of employees’ salaries, as then defined, for 2012 and 2011 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary) and up to 1% of employees’ salaries, as then defined, for 2010 (calculated as 25% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $159,000, $148,000 and $70,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Fair Value of Financial Instruments

At December 31, 2012 and 2011, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at December 31, 2012 and 2011. All of the Company’s debt at December 31, 2011 was floating rate based. There was no balance outstanding under the Revolver at December 31, 2012. Regarding the Bank Loan, the fair value of this debt was estimated to be approximately $5,628,000 at December 31, 2011, which is lower than the recorded amount of $5,691,000 at that date. The estimated fair value of the Bank Loan reflects the effect of higher interest rate spreads on debt being issued under current market conditions, as compared to the conditions that existed when the Bank Loan was obtained. See Note 6 for more information about the Company’s debt.

12.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands)	2012
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$7,298	$7,522	$7,827	$8,581

Income from continuing operations (A)	$136	$498	$860	$6,519

Net (loss) income (A)(B)	$(14,209)	$2,193	$666	$7,066

Per share amounts – basic (C):
Income from continuing operations	$0.01	$0.05	$0.08	$0.61

Net (loss) income	$(1.34)	$0.21	$0.06	$0.66

Per share amounts – diluted (C):
Income from continuing operations	$0.01	$0.05	$0.08	$0.58

Net (loss) income	$(1.29)	$0.20	$0.06	$0.63

Weighted average number of common shares outstanding:
Basic	10,624	10,686	10,703	10,728

Diluted	11,011	10,950	11,094	11,233

	2011
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$6,617	$6,837	$6,747	$6,979

Income from continuing operations (A)	$100	$100	$289	$4,372

Net income (A)(D)	$10	$1,443	$290	$143

Per share amounts – basic (C):
Income from continuing operations	$0.01	$0.01	$0.03	$0.41

Net income	$—	$0.14	$0.03	$0.01

Per share amounts – diluted (C):
Income from continuing operations	$0.01	$0.01	$0.02	$0.40

Net income	$—	$0.13	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	10,529	10,588	10,599	10,562

Diluted	10,795	10,914	10,997	10,979

See footnotes on next page.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summarized Consolidated Quarterly Information (Unaudited)(continued)

(A)	The fourth quarter of 2012 and 2011 amounts reflect a net tax benefit of $5,427 and $4,075, respectively. See Note 7.

(B)

The 2012 net (loss) income reflects the following events, all of which were recorded in income (loss) from discontinued operations in the respective quarterly periods pertaining to the Gold Peak project (see Note 10):

- the first quarter of 2012 charge of $14,216, based upon the March 2012 verdict;

- the second quarter of 2012 reversal of $1,956 of previously recorded litigation charges, based upon the June 2012 settlement; and

- the fourth quarter of 2012 recoveries of approximately $713, which offset a portion of the previously recorded charges.

(C)	Aggregate quarterly per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

(D)	The fourth quarter 2011 amount reflects a litigation charge of $4,460, which was recorded in income (loss) from discontinued operations at December 31, 2011. See Note 10.