Form 10-Q
period 2013-03-31
Reis, Inc.
filed 2013-05-02
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of the Registrant’s shares of common stock outstanding was 10,891,820 as of April 29, 2013.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,658,903	$4,960,850
Restricted cash and investments	216,285	216,125
Accounts receivable, net	5,937,109	10,694,201
Prepaid and other assets	1,107,877	1,438,829

Total current assets	13,920,174	17,310,005
Furniture, fixtures and equipment, net of accumulated depreciation of $1,889,123 and $1,828,199, respectively	782,078	738,490
Intangible assets, net of accumulated amortization of $25,202,014 and $24,067,250, respectively	16,284,307	16,332,596
Deferred tax asset, net	8,798,420	8,557,420
Goodwill	54,824,648	54,824,648
Other assets	248,730	271,257

Total assets	$94,858,357	$98,034,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	2,382,630	3,902,206
Liability for option cancellations	385,497	296,523
Deferred revenue	16,879,672	18,230,332
Liabilities attributable to discontinued operations	458,346	460,251

Total current liabilities	20,106,145	22,889,312
Other long-term liabilities	563,112	588,484

Total liabilities	20,669,257	23,477,796

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,891,820 and 10,782,643 shares issued and outstanding, respectively	217,836	215,652
Additional paid in capital	101,382,834	102,002,972
Retained earnings (deficit)	(27,411,570)	(27,662,004)

Total stockholders’ equity	74,189,100	74,556,620

Total liabilities and stockholders’ equity	$94,858,357	$98,034,416

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Subscription revenue	$8,234,328	$7,298,372
Cost of sales of subscription revenue	1,681,404	1,845,714

Gross profit	6,552,924	5,452,658

Operating expenses:
Sales and marketing	1,968,966	1,729,319
Product development	721,566	513,594
General and administrative expenses	3,169,311	2,952,268

Total operating expenses	5,859,843	5,195,181

Other income (expenses):
Interest and other income	2,198	16,065
Interest expense	(28,213)	(53,163)

Total other income (expenses)	(26,015)	(37,098)

Income before income taxes and discontinued operations	667,066	220,379
Income tax expense	265,000	84,000

Income from continuing operations	402,066	136,379
(Loss) from discontinued operations, net of income tax (benefit) of $(99,000) and $(79,000), respectively	(151,632)	(14,345,255)

Net income (loss)	$250,434	$(14,208,876)

Per share amounts – basic:
Income from continuing operations	$0.04	$0.01

Net income (loss)	$0.02	$(1.34)

Per share amounts – diluted:
Income from continuing operations	$0.04	$0.01

Net income (loss)	$0.02	$(1.29)

Weighted average number of common shares outstanding:
Basic	10,828,396	10,623,575

Diluted	11,347,751	11,011,394

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2013	10,782,643	$215,652	$102,002,972	$(27,662,004)	$74,556,620

Shares issued for vested employees restricted stock units	109,177	2,184	(2,184)	—	—
Stock based compensation, net	—	—	(617,954)	—	(617,954)
Net income	—	—	—	250,434	250,434

Balance, March 31, 2013	10,891,820	$217,836	$101,382,834	$(27,411,570)	$74,189,100

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$250,434	$(14,208,876)
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	166,000	5,000
Depreciation	78,496	84,731
Amortization of intangible assets	1,134,764	1,272,521
Stock based compensation charges	491,521	557,557
Changes in assets and liabilities:
Restricted cash and investments	(160)	(214)
Accounts receivable, net	4,757,092	3,348,239
Prepaid and other assets	(53,521)	3,001,680
Accrued expenses and other liabilities	(1,546,853)	9,688,673
Liability for option cancellations	88,974	(11,166)
Deferred revenue	(1,350,660)	(949,079)

Net cash provided by operating activities	4,016,087	2,789,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(1,086,475)	(938,521)
Furniture, fixtures and equipment additions	(122,084)	(36,122)

Net cash (used in) investing activities	(1,208,559)	(974,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(1,896,979)
Payments for restricted stock units	(1,109,475)	(751,377)

Net cash (used in) financing activities	(1,109,475)	(2,648,356)

Net increase (decrease) in cash and cash equivalents	1,698,053	(833,933)
Cash and cash equivalents, beginning of period	4,960,850	22,152,802

Cash and cash equivalents, end of period	$6,658,903	$21,318,869

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$—	$26,527

Cash paid during the period for income taxes, net of refunds	$15,183	$9,639

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,184	$2,308

Disposal of fully depreciated furniture, fixtures and equipment	$17,572	$19,638

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 13, 2013. The consolidated statements of operations and changes in cash flows for the three months ended March 31, 2013 and 2012 are not necessarily indicative of full year results.

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

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data March 31, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$6,597	$—	$62	$6,659
Restricted cash and investments	216	—	—	216
Accounts receivable, net	5,937	—	—	5,937
Prepaid and other assets	315	—	793	1,108

Total current assets	13,065	—	855	13,920
Furniture, fixtures and equipment, net	751	—	31	782
Intangible assets, net	16,284	—	—	16,284
Deferred tax asset, net	—	—	8,798	8,798
Goodwill	57,203	—	(2,378)	54,825
Other assets	249	—	—	249

Total assets	$87,552	$—	$7,306	$94,858

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	1,329	—	1,054	2,383
Liability for option cancellations	—	—	385	385
Deferred revenue	16,880	—	—	16,880
Liabilities attributable to discontinued operations	—	271	187	458

Total current liabilities	18,209	271	1,626	20,106
Other long-term liabilities	563	—	—	563
Deferred tax liability, net	16,591	—	(16,591)	—

Total liabilities	35,363	271	(14,965)	20,669
Total stockholders’ equity	52,189	(271)	22,271	74,189

Total liabilities and stockholders’ equity	$87,552	$—	$7,306	$94,858

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,212	$—	$749	$4,961
Restricted cash and investments	216	—	—	216
Accounts receivable, net	10,694	—	—	10,694
Prepaid and other assets	219	—	1,220	1,439

Total current assets	15,341	—	1,969	17,310
Furniture, fixtures and equipment, net	705	—	33	738
Intangible assets, net	16,333	—	—	16,333
Deferred tax asset, net	—	—	8,557	8,557
Goodwill	57,203	—	(2,378)	54,825
Other assets	271	—	—	271

Total assets	$89,853	$—	$8,181	$98,034

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,556	—	1,346	3,902
Liability for option cancellations	—	—	297	297
Deferred revenue	18,230	—	—	18,230
Liabilities attributable to discontinued operations	—	271	189	460

Total current liabilities	20,786	271	1,832	22,889
Other long-term liabilities	588	—	—	588
Deferred tax liability, net	15,786	—	(15,786)	—

Total liabilities	37,160	271	(13,954)	23,477
Total stockholders’ equity	52,693	(271)	22,135	74,557

Total liabilities and stockholders’ equity	$89,853	$—	$8,181	$98,034

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended March 31, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$8,234	$—	$—	$8,234
Cost of sales of subscription revenue	1,681	—	—	1,681

Gross profit	6,553	—	—	6,553

Operating expenses:
Sales and marketing	1,969	—	—	1,969
Product development	722	—	—	722
General and administrative expenses	1,796	—	1,373	3,169

Total operating expenses	4,487	—	1,373	5,860
Other income (expenses):
Interest and other income	2	—	—	2
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(26)	—	—	(26)

Income (loss) before income taxes and discontinued operations	$2,040	$—	$(1,373)	$667

(Loss) from discontinued operations, before income taxes	$—	$—	$(251)	$(251)

Condensed Operating Data for the Three Months Ended March 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$7,298	$—	$—	$7,298
Cost of sales of subscription revenue	1,846	—	—	1,846

Gross profit	5,452	—	—	5,452

Operating expenses:
Sales and marketing	1,729	—	—	1,729
Product development	514	—	—	514
General and administrative expenses	1,643	—	1,309	2,952

Total operating expenses	3,886	—	1,309	5,195
Other income (expenses):
Interest and other income	15	—	1	16
Interest expense	(53)	—	—	(53)

Total other income (expenses)	(38)	—	1	(37)

Income (loss) before income taxes and discontinued operations	$1,528	$—	$(1,308)	$220

(Loss) from discontinued operations, before income taxes	$—	$(14,424)	$—	$(14,424)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2013.

No individual customer accounted for more than 3.6% and 4.5% of Reis Services’s revenues for the three months ended March 31, 2013 and 2012, respectively.

The balance of outstanding accounts receivables of Reis Services at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012

Accounts receivables	$5,998,000	$10,763,000
Allowance for doubtful accounts	(61,000)	(69,000)

Accounts receivables, net	$5,937,000	$10,694,000

Five subscribers accounted for an aggregate of approximately 33.3% of Reis Services’s accounts receivable at March 31, 2013, including three subscribers at or in excess of 4.0% with the largest representing 19.9%. Through April 26, 2013, the Company received payments of approximately $3,170,000 or 52.9% against the March 31, 2013 accounts receivable balance.

At March 31, 2013, no subscribers accounted for more than 5.3% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) from discontinued operations is comprised of the following:

(amounts in thousands)	For the Three Months Ended March 31,
	2013	2012

Litigation charge, net of recoveries (see Note 11)	$—	$(14,216)
Other income (expense), net	(251)	(208)

(Loss) from discontinued operations before income tax	(251)	(14,424)
Income tax expense (benefit) on discontinued operations	(99)	(79)

(Loss) income from discontinued operations, net of income tax expense (benefit)	$(152)	$(14,345)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. No recoveries occurred during the three months ended March 31, 2013. For additional information pertaining to the Gold Peak litigation, see Note 11.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $216,000 at March 31, 2013 and December 31, 2012.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2013	December 31, 2012
Database	$15,703,000	$15,175,000
Accumulated amortization	(12,057,000)	(11,691,000)

Database, net	3,646,000	3,484,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(5,688,000)	(5,444,000)

Customer relationships, net	8,412,000	8,656,000

Web site	8,883,000	8,325,000
Accumulated amortization	(5,669,000)	(5,220,000)

Web site, net	3,214,000	3,105,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,788,000)	(1,712,000)

Acquired below market lease, net	1,012,000	1,088,000

Intangibles, net	$16,284,000	$16,333,000

The Company capitalized approximately $528,000 and $448,000 to the database intangible asset and $558,000 and $490,000 to the web site intangible asset during the three months ended March 31, 2013 and 2012, respectively.

Amortization expense for intangible assets aggregated approximately $1,135,000 for the three months ended March 31, 2013, of which approximately $366,000 related to the database, which is charged to cost of sales, approximately $244,000 related to customer relationships, which is charged to sales and marketing expense, approximately $449,000, related to web site development, which is charged to product development expense, and approximately $76,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,273,000 for the three months ended March 31, 2012, of which approximately $655,000 related to the database, approximately $246,000 related to customer relationships, approximately $295,000 related to web site development, and approximately $77,000 related to the value ascribed to the below market terms of the office lease.

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

No debt was outstanding at March 31, 2013 and December 31, 2012.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2013	2012
Current Federal alternative minimum tax (“AMT”) expense	$—	$—
Deferred Federal tax expense	138,000	4,000
Deferred state and local tax expense	28,000	1,000

Consolidated income tax expense, including taxes attributable to discontinued operations (A)	166,000	5,000
Less deferred income tax (benefit) attributable to discontinued operations	(99,000)	(79,000)

Income tax expense (B)	$265,000	$84,000

(A)   Includes income taxes attributable to income from discontinued operations.

(B)   Reflects the tax expense from continuing operations as reported on the consolidated statements of income for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $9,456,000 and $9,622,000 at March 31, 2013 and December 31, 2012, respectively, of which $658,000 and $1,065,000 is reflected as a net current asset and $8,798,000 and $8,557,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $67,994,000 at December 31, 2012. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,735,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 at March 31, 2013 and December 31, 2012, was necessary. The allowance relates primarily to NOL carryforwards and AMT credits. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and in subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

8.	Stockholders’ Equity

Between December 2008 and August 2011, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of March 31, 2013. The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the first quarter of 2013 and 2012, the Company did not repurchase any shares of common stock.

REIS, INC. AND SUBSIDIARIES

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

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	645,448	$8.94	663,172	$8.82
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	645,448	$8.94	663,172	$8.82

Options exercisable at end of period	420,488	$9.43	361,172	$9.10

Options exercisable which can be settled in cash	35,448	$4.67	53,172	$4.60

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

At March 31, 2013, the liability for option cancellations was approximately $385,000 based upon the difference in the closing stock price of the Company’s common stock at March 31, 2013 of $15.54 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2012, the liability for option cancellations was approximately $297,000 based upon the difference in the closing stock price of the Company at December 31, 2012 of $13.03 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded compensation expense (benefit) of approximately $89,000 and $(11,000) for the three months ended March 31, 2013 and 2012, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012

Outstanding at beginning of period	469,848	590,662
Granted	94,884	151,343
Common stock delivered (A)(B)	(180,074)	(189,551)
Forfeited	(1,800)	—

Outstanding at end of period	382,858	552,454

Intrinsic value (C)	$5,950,000	$4,922,000

(A)         Includes 70,897 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $1,109,000 in the first quarter of 2013. A net of 109,177 shares of common stock were delivered in the first quarter of 2013.

(B)         Includes 74,149 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $751,000 in 2012. A net of 115,402 shares of common stock were delivered in the first quarter of 2012.

(C)         For purposes of this calculation, the Company’s closing stock prices were $15.54 and $8.91 per share on March 31, 2013 and 2012, respectively.

In February 2013, an aggregate of 91,356 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $16.20 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February 2012, an aggregate of 143,783 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $10.05 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). The awards granted to employees in the first quarter of 2013 and 2012 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

In January 2013, an aggregate of 3,528 RSUs were granted to non-employee directors (with a grant date fair value of $13.03 per RSU) related to the equity component of their compensation. In January 2012, an aggregate of 7,560 RSUs were granted to non-employee directors (with an average grant date fair value of $9.12 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $492,000 and $557,000, including approximately $46,000 and $69,000 related to non-employee director equity compensation, for the three months ended March 31, 2013 and 2012, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended March 31,
	2013	2012
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$402,066	$136,379
(Loss) from discontinued operations, net of income tax expense	(151,632)	(14,345,255)

Net income (loss) for basic calculation	$250,434	$(14,208,876)

Numerator for diluted per share calculation:
Income from continuing operations	$402,066	$136,379
Adjustments to income from continuing operations for the income statement impact of dilutive securities	—	(11,166)

Income from continuing operations for dilution calculation	402,066	125,213
(Loss) from discontinued operations, net of income tax expense	(151,632)	(14,345,255)

Net income (loss) for dilution calculation	$250,434	$(14,220,042)

Denominator:
Weighted average common shares – basic	10,828,396	10,623,575
Effect of dilutive securities:
RSUs	292,981	341,011
Stock options	226,374	46,808

Weighted average common shares – diluted	11,347,751	11,011,394

Per common share amounts – basic:
Income from continuing operations	$0.04	$0.01
(Loss) from discontinued operations	(0.02)	(1.35)

Net income (loss)	$0.02	$(1.34)

Per common share amounts – diluted:
Income from continuing operations	$0.04	$0.01
(Loss) from discontinued operations	(0.02)	(1.30)

Net income (loss)	$0.02	$(1.29)

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2013, certain equity awards and option awards accounted for under the liability method, were antidilutive. For the three months ended March 31, 2012, only certain equity awards were antidilutive.

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

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”)) were the subject of a suit brought by the homeowners association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012 finding Reis, GP LLC and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. No recoveries occurred during the three months ended March 31, 2013.

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

At March 31, 2013 and December 31, 2012, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at March 31, 2013 and December 31, 2012. There was no balance outstanding under the Revolver at March 31, 2013 and December 31, 2012. See Note 6 for the additional information about the Company’s debt.

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

Operations

As commercial real estate markets continue to grow in size and complexity, Reis, over the last 33 years, has invested in the databases, technologies and personnel critical to supporting the information needs of commercial real estate professionals. Specifically, Reis has:

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

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development and self storage sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets for each of the six types of commercial real estate covered by Reis at March 31, 2013:

Number of metropolitan markets:
Apartment	200
Retail	190
Office	190
Warehouse/distribution	47
Flex/research & development	47
Self storage	50

Reis monitors over 6,700 market areas and segments at March 31, 2013. Reis programmatically expands its property level and market coverage by geography and property type. During 2012, Reis initiated coverage on the self storage sector and in February 2013, expanded its geographic coverage for this sector by adding an additional 20 markets, bringing its coverage to 50 markets in the U.S. In addition, as of May 1, 2013, Reis added 75 apartment markets, bringing its coverage to 275 apartment markets.

In addition to its core property database, Reis develops and maintains a new construction database that identifies and monitors projects that are being added to its covered markets. Detailed tracking of the supply side of the commercial real estate market is critical to projecting performance changes at the market and submarket levels. This database is updated weekly and reports relevant information such as project size, property type and location for projects that are planned, proposed or under construction.

Reis also maintains a sales comparables database containing transactions in 202 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market Reis covers, for its six property types, as well as for hotel properties.

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

Reis continues to develop new products and applications. As of May 1, 2013, Reis added an additional 75 markets to its apartment coverage; it also expects to introduce coverage on an additional property type late in 2013 or early in 2014. In the past, Reis has performed portfolio credit risk and valuation reviews for debt and equity investors. We are developing enhancements to our portfolio analytics services as heightened regulatory scrutiny increases the demand among lenders to assess the risk profile of their mortgage assets. In February 2013, we introduced Mobiuss Portfolio CRE. Mobiuss Portfolio CRE has been developed in conjunction with, and is being co-marketed with, Opera Solutions, LLC (Opera Solutions is a leader in “Big Data” science, predictive analytics and technological innovations). The product combines Reis’s unparalleled commercial real estate market information and forecasts with Opera Solutions’s cutting edge risk analytics and web-based technologies. Mobiuss Portfolio CRE will provide property and loan valuation, credit risk analytics, stress testing and benchmarking, and will be available to new and existing customers as an add on to Reis SE.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 13, 2013.

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

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended March 31,		Increase	Percentage Increase
	2013	2012

Revenue	$8,234	$7,298	$936	12.8%
EBITDA	$3,277	$2,921	$356	12.2%
EBITDA margin	39.8%	40.0%
	For the Three Months Ended
	March 31, 2013	December 31, 2012	(Decrease)	Percentage (Decrease)

Revenue	$8,234	$8,581	$(347)	(4.0)%
EBITDA	$3,277	$3,543	$(266)	(7.5)%
EBITDA margin	39.8%	41.3%
	For the Three Months Ended
	March 31, 2013	December 31, 2012 Pro Forma Basis	Increase	Percentage Increase

Revenue	$8,234	$8,154	$80	1.0%
EBITDA	$3,277	$3,116	$161	5.2%
EBITDA Margin	39.8%	38.2%

Reis Services’s revenue for the three months ended March 31, 2013 was $8,234,000, an increase of approximately $936,000, or 12.8%, from the first quarter of 2012 to the first quarter of 2013. This revenue increase over the corresponding prior quarterly period is the twelfth consecutive quarterly increase in revenue over the prior year’s quarter. In general, the revenue increase reflects: (1) additional new Reis SE business; (2) revenue growth from ReisReports; and (3) revenue growth from our data redistribution initiatives. These results reflect not just a single strong revenue quarter, but also the momentum created by sustained contract growth during 2012 and into 2013. The Company’s overall renewal rate for the trailing twelve months ended March 31, 2013 was 91% as compared to 92% for the trailing twelve months ended March 31, 2012 (for institutional subscribers, renewal rates were 92% and 94% for the trailing twelve months ended March 31, 2013 and 2012, respectively).

On a consecutive quarter basis, revenue decreased by $347,000, or 4.0%, in the first quarter of 2013 from the fourth quarter of 2012. This decrease is the result of incremental revenue of $427,000 from one specific custom project recognized in the fourth quarter of 2012; there was no comparable custom project in the first quarter of 2013. As reported in our December 31, 2012 Form 10-K, management expected that there would be no comparable custom project of this magnitude in the first quarter of 2013 and, as a result, both revenue and EBITDA would decrease from the fourth quarter 2012 to the first quarter of 2013. The exclusion of the $427,000 of revenue from the fourth quarter 2012 associated with this custom project, would result in a revenue increase, on a pro forma basis, of $80,000, representing a 1.0% increase on a consecutive quarter basis.

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

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2013 and 2012, respectively. A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2012 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	March 31,
	2013	2012

Deferred revenue (GAAP basis)	$16,880,000	$14,758,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	17,575,000	11,212,000

Aggregate Revenue Under Contract	$34,455,000	$25,970,000

(A)

Amounts are billable subsequent to March 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2013 was approximately $23,315,000 related to amounts under contract for the forward twelve month period through March 31, 2014. The remainder reflects amounts under contract beyond March 31, 2014. The forward twelve month Aggregate Revenue Under Contract amount is approximately 72.5% of revenue on a trailing twelve month basis at March 31, 2013 of approximately $32,165,000. For comparison purposes, at March 31, 2012, the forward twelve month Aggregate Revenue Under Contract of $19,756,000 was approximately 70.9% of revenue on a trailing twelve month basis at March 31, 2012.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a contract, which moderates the effect of price increases after the first year. Coupled with record new business and contract signings in 2012 and more multi-year contracts (in both number of contracts and gross dollar value) in 2012 than in any previous annual period, both deferred revenue and Aggregate Revenue Under Contract had substantial year over year increases.

EBITDA for the three months ended March 31, 2013 was $3,277,000, an increase of $356,000, or 12.2%, over the first quarter 2012 amount. This increase was primarily derived from the corresponding increases in revenue, as described above, while maintaining the Reis Services EBITDA margin at approximately 40%.

On a consecutive quarter basis, EBITDA decreased by $266,000, or 7.5%, in the first quarter of 2013 from the fourth quarter of 2012. EBITDA in the fourth quarter 2012 was similarly impacted by the incremental revenue generated by the aforementioned custom project. The exclusion of the $427,000 of revenue associated with this custom project would result in an EBITDA increase, on a pro forma basis, of $161,000, representing a 5.2% increase on a consecutive quarter basis (fourth quarter 2012 to first quarter 2013).

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

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2013	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$402
Income tax expense			265

Income (loss) before income taxes and discontinued operations	$2,040	$(1,373)	667
Add back:
Depreciation and amortization expense	1,211	2	1,213
Interest expense (income), net	26	—	26

EBITDA	3,277	(1,371)	1,906
Add back:
Stock based compensation expense, net	—	581	581

Adjusted EBITDA	$3,277	$(790)	$2,487

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.8%		30.2%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$136
Income tax expense			84

Income (loss) before income taxes and discontinued operations	$1,528	$(1,308)	220
Add back:
Depreciation and amortization expense	1,355	1	1,356
Interest expense (income), net	38	(1)	37

EBITDA	2,921	(1,308)	1,613
Add back:
Stock based compensation expense, net	—	546	546

Adjusted EBITDA	$2,921	$(762)	$2,159

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.0%		29.6%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$6,519
Income tax (benefit)			(5,427)

Income (loss) before income taxes and discontinued operations	$2,337	$(1,245)	1,092
Add back:
Depreciation and amortization expense	1,182	2	1,184
Interest expense (income), net	24	—	24

EBITDA	3,543	(1,243)	2,300
Add back:
Stock based compensation expense, net	—	505	505

Adjusted EBITDA	$3,543	$(738)	$2,805

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.3%		32.7%

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2013 and 2012

Subscription revenues and related cost of sales were approximately $8,234,000 and $1,681,000, respectively, for the three months ended March 31, 2013, resulting in a gross profit for the Reis Services segment of approximately $6,553,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $366,000 during this period. Subscription revenues and related cost of sales were approximately $7,298,000 and $1,846,000, respectively, for the three months ended March 31, 2012, resulting in a gross profit for the Reis Services segment of approximately $5,452,000. Amortization expense included in cost of sales was approximately $655,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The decrease in cost of sales of $165,000 is primarily a result of a reduction in amortization expense of $289,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter, offset by an increase from employment related costs, specifically from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Sales and marketing expenses were approximately $1,969,000 and $1,729,000 for the three months ended March 31, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $244,000 and $246,000 during the three months ended March 31, 2013 and 2012, respectively. The increase in sales and marketing expenses between the two periods of approximately $240,000 generally reflects increased employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Product development expenses were approximately $722,000 and $514,000 for the three months ended March 31, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $449,000 and $295,000 during the three months ended March 31, 2013 and 2012, respectively. Product development costs increased $208,000, primarily due to a net $154,000 increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements in 2012, coupled with increased employment related costs from hiring during 2012 and compensation increases and higher benefit costs over the 2012 period.

General and administrative expenses of approximately $3,169,000 for the three months ended March 31, 2013 include current period expenses of approximately $2,434,000, depreciation and amortization expense of approximately $154,000 for lease value and furniture, fixtures and equipment, and approximately $581,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $492,000 and by an approximate $89,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $15.54 per share at March 31, 2013. General and administrative expenses of approximately $2,952,000 for the three months ended March 31, 2012 include current period expenses of approximately $2,246,000, depreciation and amortization expense of approximately $160,000 for lease value and furniture, fixtures and equipment, and approximately $546,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $557,000, offset by an approximate $11,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $8.91 per share at March 31, 2012. Excluding the non-cash expenses, the increase in general and administrative expenses of $188,000 is primarily a result of increased professional fees, compensation increases and higher benefit costs over the 2012 period.

Interest expense of $28,000 for the three months ended March 31, 2013 is comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended March 31, 2013. Interest expense of $53,000 for the three months ended March 31, 2012 includes interest and deferred financing cost amortization on the outstanding debt balance during that period.

The aggregate income tax expense of $265,000 during the three months ended March 31, 2013 reflects deferred Federal tax expense of $220,000 and deferred state and local tax expense of $45,000. The aggregate income tax expense of $84,000 during the three months ended March 31, 2012 reflects deferred Federal tax expense of $74,000 and deferred state and local tax expense of $10,000.

The loss from discontinued operations was $152,000 and $14,345,000 for the three months ended March 31, 2013 and 2012, respectively. The loss in the 2013 period primarily reflects legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement of $251,000, offset by an income tax benefit of $99,000. The loss in the 2012 period primarily is comprised of a charge of $14,216,000 related to the March 13, 2012 jury verdict rendered in the Gold Peak litigation, plus other costs, and is after an income tax benefit of $79,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $9,456,000 and $9,622,000 at March 31, 2013 and December 31, 2012, respectively, of which $658,000 and $1,065,000 is reflected as a net current asset and $8,798,000 and $8,557,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryfowards aggregating approximately $67,994,000 at December 31, 2012. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,735,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 at March 31, 2013 and December 31, 2012, was necessary. The allowance relates primarily to NOL carryforwards and AMT credits. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Cash and cash equivalents aggregated approximately $6,659,000 at March 31, 2013, an increase of $1,698,000 over the December 31, 2012 balance of approximately $4,961,000.

Our cash balance decreased significantly during the year ended December 31, 2012 from the $17,000,000 settlement of the Gold Peak litigation and the repayment of approximately $5,691,000 of outstanding debt. In addition to the cash generation of the Reis Services business, in October 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility. Separately, the Company is seeking recovery under all available insurance policies, and is pursuing appropriate additional actions against other potentially responsible parties related to Gold Peak. To date, these efforts have resulted in the recovery of $712,500 of cash by December 31, 2012 and no amounts in the first quarter of 2013. There can be no assurance that the Company will recover any additional amounts in the short or long term from these efforts.

At March 31, 2013, the Company’s other short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the web site and databases; operating leases; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorties; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $385,000 at March 31, 2013 based upon the closing stock price of the Company at March 31, 2013 of $15.54 per share); and the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long term. The Company expects that in 2013, it will be able to utilize its NOLs for Federal income tax purposes and that taxes to be paid will be for state and local income taxes and Federal AMT.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the potential settlement of certain outstanding stock options in cash; the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments in 2013 and 2014 are expected to be for alternative state and local taxes, state and local taxes on income and Federal AMT, but not for Federal income taxes. Subsequent to 2014, tax payments are expected to be for alternative state and local taxes and Federal AMT, but not for Federal, state or local taxes on income.

Changes in Cash Flows

Cash flows for the three months ended March 31, 2013 and 2012 are summarized as follows:

	For the Three Months Ended March 31,
	2013	2012

Net cash provided by operating activities	$4,016,087	$2,789,066
Net cash (used in) investing activities	(1,208,559)	(974,643)
Net cash (used in) financing activities	(1,109,475)	(2,648,356)

Net increase (decrease) in cash and cash equivalents	$1,698,053	$(833,933)

Cash flows provided by operating activities increased $1,227,000 from $2,789,000 provided in the 2012 period to $4,016,000 provided in the 2013 period. This increase was the result of (1) increased operating cash flow from the Reis Services segment of $1,277,000 from $4,054,000 provided in the 2012 period to $5,331,000 provided in the 2013 period due to growth in revenue and EBITDA and the timing of accounts receivable collections.

Cash flows used in investing activities increased $234,000 from $975,000 used in the 2012 period to $1,209,000 used in the 2013 period. This change resulted from an increase of cash used in the 2013 period as compared to the 2012 period for web site and database development costs for continuing product development and enhancement initiatives.

Cash flows used in financing activities decreased $1,539,000 from $2,648,000 used in the 2012 period to $1,109,000 used in the 2013 period. During the 2012 period, $1,897,000 was repaid on the Bank Loan whereas in the 2013 period no debt payments were made. Payments for restricted stock unit settlements were approximately $1,109,000 and $751,000 in the 2013 and 2012 periods, respectively; the increase of $358,000 due to the higher average price of our common stock in 2013 than in 2012.

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

•

the risk factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 13, 2013.

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

At March 31, 2013 and December 31, 2012, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three months ended March 31, 2013 and throughout 2012, the Company did not have any interest rate caps. No debt was outstanding at March 31, 2013 and December 31, 2012.

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

Cash balances held at banking institutions with which we do business generally exceed the Federal Deposit Insurance Corporation insurance limits. While management monitors the cash balances in these bank accounts, such cash balances could be impacted if the underlying banks fail or could be subject to other adverse conditions in the financial markets.

Item 4T.  Controls and Procedures.

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2013 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

Reis, Inc. and two of its subsidiaries were the subject of a suit brought by the homeowners association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star Construction West, LLC (“Tri-Star”), the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012 finding Reis, its subsidiary, Gold Peak at Palomino Park, LLC (“GP LLC”) and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. No recoveries occurred during the three months ended March 31, 2013.

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

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements” for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2013, the Company did not repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

Dated: May 2, 2013