Form 10-Q
period 2013-06-30
Reis, Inc.
filed 2013-08-01
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

    The number of the Registrant’s shares of common stock outstanding was 10,907,579 as of July 30, 2013.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,099,523	$4,960,850
Restricted cash and investments	216,430	216,125
Accounts receivable, net	5,603,979	10,694,201
Prepaid and other assets	1,128,960	1,438,829

Total current assets	15,048,892	17,310,005
Furniture, fixtures and equipment, net of accumulated depreciation of $1,758,683 and $1,828,199, respectively	786,972	738,490
Intangible assets, net of accumulated amortization of $26,409,134 and $24,067,250, respectively	16,122,120	16,332,596
Deferred tax asset, net	8,331,420	8,557,420
Goodwill	54,824,648	54,824,648
Other assets	277,297	271,257

Total assets	$95,391,349	$98,034,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	2,569,465	3,902,206
Liability for option cancellations	490,069	296,523
Deferred revenue	16,173,630	18,230,332
Liabilities attributable to discontinued operations	400,704	460,251

Total current liabilities	19,633,868	22,889,312
Other long-term liabilities	537,053	588,484

Total liabilities	20,170,921	23,477,796

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,907,579 and 10,782,643 shares issued and outstanding, respectively	218,151	215,652
Additional paid in capital	101,930,141	102,002,972
Retained earnings (deficit)	(26,927,864)	(27,662,004)

Total stockholders’ equity	75,220,428	74,556,620

Total liabilities and stockholders’ equity	$95,391,349	$98,034,416

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Subscription revenue	$8,498,309	$7,522,085	$16,732,637	$14,820,457
Cost of sales of subscription revenue	1,674,793	1,685,496	3,356,197	3,531,210

Gross profit	6,823,516	5,836,589	13,376,440	11,289,247

Operating expenses:
Sales and marketing	2,031,618	1,821,604	4,000,584	3,550,923
Product development	792,199	566,405	1,513,765	1,079,999
General and administrative expenses	3,104,751	2,976,316	6,274,062	5,928,584

Total operating expenses	5,928,568	5,364,325	11,788,411	10,559,506

Other income (expenses):
Interest and other income	2,331	16,207	4,529	32,272
Interest expense	(28,283)	(74,439)	(56,496)	(127,602)

Total other income (expenses)	(25,952)	(58,232)	(51,967)	(95,330)

Income before income taxes and discontinued operations	868,996	414,032	1,536,062	634,411
Income tax expense (benefit)	347,000	(84,000)	612,000	—

Income from continuing operations	521,996	498,032	924,062	634,411
(Loss) income from discontinued operations, net of income tax (benefit) expense of $(24,000), $79,000, $(123,000) and $—, respectively	(38,290)	1,695,203	(189,922)	(12,650,052)

Net income (loss)	$483,706	$2,193,235	$734,140	$(12,015,641)

Per share amounts – basic:
Income from continuing operations	$0.05	$0.05	$0.09	$0.06

Net income (loss)	$0.04	$0.21	$0.07	$(1.13)

Per share amounts – diluted:
Income from continuing operations	$0.05	$0.05	$0.08	$0.06

Net income (loss)	$0.04	$0.20	$0.06	$(1.10)

Weighted average number of common shares outstanding:
Basic	10,891,993	10,686,469	10,860,370	10,655,022

Diluted	11,398,094	10,950,417	11,368,882	10,963,826

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2013	10,782,643	$215,652	$102,002,972	$(27,662,004)	$74,556,620

Shares issued for vested employees restricted stock units	124,936	2,499	(2,499)	—	—
Stock based compensation, net	—	—	(70,332)	—	(70,332)
Net income	—	—	—	734,140	734,140

Balance, June 30, 2013	10,907,579	$218,151	$101,930,141	$(26,927,864)	$75,220,428

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$734,140	$(12,015,641)
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	489,000	—
Depreciation	159,890	172,404
Amortization of intangible assets	2,341,884	2,486,737
Stock based compensation charges	1,039,143	1,166,366
Changes in assets and liabilities:
Restricted cash and investments	(305)	(395)
Accounts receivable, net	5,090,222	3,830,113
Prepaid and other assets	40,829	3,135,302
Accrued expenses and other liabilities	(1,443,719)	8,395,948
Liability for option cancellations	193,546	26,054
Deferred revenue	(2,056,702)	(1,224,015)

Net cash provided by operating activities	6,587,928	5,972,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(2,131,408)	(1,908,389)
Furniture, fixtures and equipment additions	(208,372)	(103,456)

Net cash (used in) investing activities	(2,339,780)	(2,011,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(5,690,940)
Payments for restricted stock units	(1,109,475)	(751,377)

Net cash (used in) financing activities	(1,109,475)	(6,442,317)

Net increase (decrease) in cash and cash equivalents	3,138,673	(2,481,289)
Cash and cash equivalents, beginning of period	4,960,850	22,152,802

Cash and cash equivalents, end of period	$8,099,523	$19,671,513

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$—	$43,069

Cash paid during the period for income taxes, net of refunds	$485,377	$57,967

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,499	$2,628

Disposal of fully depreciated furniture, fixtures and equipment	$229,406	$19,638

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 13, 2013. The consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and changes in cash flows for the six months ended June 30, 2013 and 2012 are not necessarily indicative of full year results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

3.     Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data June 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,966	$—	$134	$8,100
Restricted cash and investments	216	—	—	216
Accounts receivable, net	5,604	—	—	5,604
Prepaid and other assets	199	—	930	1,129

Total current assets	13,985	—	1,064	15,049
Furniture, fixtures and equipment, net	758	—	29	787
Intangible assets, net	16,122	—	—	16,122
Deferred tax asset, net	—	—	8,331	8,331
Goodwill	57,203	—	(2,378)	54,825
Other assets	277	—	—	277

Total assets	$88,345	$—	$7,046	$95,391

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	1,690	—	879	2,569
Liability for option cancellations	—	—	490	490
Deferred revenue	16,174	—	—	16,174
Liabilities attributable to discontinued operations	—	271	130	401

Total current liabilities	17,864	271	1,499	19,634
Other long-term liabilities	537	—	—	537
Deferred tax liability, net	17,482	—	(17,482)	—

Total liabilities	35,883	271	(15,983)	20,171
Total stockholders’ equity	52,462	(271)	23,029	75,220

Total liabilities and stockholders’ equity	$88,345	$—	$7,046	$95,391

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended June 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$8,498	$—	$—	$8,498
Cost of sales of subscription revenue	1,675	—	—	1,675

Gross profit	6,823	—	—	6,823

Operating expenses:
Sales and marketing	2,032	—	—	2,032
Product development	791	—	—	791
General and administrative expenses	1,723	—	1,382	3,105

Total operating expenses	4,546	—	1,382	5,928
Other income (expenses):
Interest and other income	2	—	—	2
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(26)	—	—	(26)

Income (loss) before income taxes and discontinued operations	$2,251	$—	$(1,382)	$869

(Loss) from discontinued operations, before income taxes	$—	$—	$(62)	$(62)

Condensed Operating Data for the Three Months Ended June 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$7,522	$—	$—	$7,522
Cost of sales of subscription revenue	1,685	—	—	1,685

Gross profit	5,837	—	—	5,837

Operating expenses:
Sales and marketing	1,822	—	—	1,822
Product development	566	—	—	566
General and administrative expenses	1,679	—	1,298	2,977

Total operating expenses	4,067	—	1,298	5,365
Other income (expenses):
Interest and other income	16	—	—	16
Interest expense	(74)	—	—	(74)

Total other income (expenses)	(58)	—	—	(58)

Income (loss) before income taxes and discontinued operations	$1,712	$—	$(1,298)	$414

Income from discontinued operations, before income taxes	$—	$1,774	$—	$1,774

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Six Months Ended June 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$16,732	$—	$—	$16,732
Cost of sales of subscription revenue	3,356	—	—	3,356

Gross profit	13,376	—	—	13,376

Operating expenses:
Sales and marketing	4,001	—	—	4,001
Product development	1,513	—	—	1,513
General and administrative expenses	3,519	—	2,755	6,274

Total operating expenses	9,033	—	2,755	11,788
Other income (expenses):
Interest and other income	4	—	—	4
Interest expense	(56)	—	—	(56)

Total other income (expenses)	(52)	—	—	(52)

Income (loss) before income taxes and discontinued operations	$4,291	$—	$(2,755)	$1,536

(Loss) from discontinued operations, before income taxes	$—	$—	$(313)	$(313)

Condensed Operating Data for the Six Months Ended June 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$14,820	$—	$—	$14,820
Cost of sales of subscription revenue	3,531	—	—	3,531

Gross profit	11,289	—	—	11,289

Operating expenses:
Sales and marketing	3,551	—	—	3,551
Product development	1,080	—	—	1,080
General and administrative expenses	3,322	—	2,607	5,929

Total operating expenses	7,953	—	2,607	10,560
Other income (expenses):
Interest and other income	31	—	1	32
Interest expense	(127)	—	—	(127)

Total other income (expenses)	(96)	—	1	(95)

Income (loss) before income taxes and discontinued operations	$3,240	$—	$(2,606)	$634

(Loss) from discontinued operations, before income taxes	$—	$(12,650)	$—	$(12,650)

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2013.

No individual customer accounted for more than 3.6% and 4.5% of Reis Services’s revenue for the six months ended June 30, 2013 and 2012, respectively.

The balance of outstanding accounts receivables of Reis Services at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012

Accounts receivables	$5,680,000	$10,763,000
Allowance for doubtful accounts	(76,000)	(69,000)

Accounts receivables, net	$5,604,000	$10,694,000

Eight subscribers accounted for an aggregate of approximately 36.5% of Reis Services’s accounts receivable at June 30, 2013, including two subscribers in excess of 4.0%, with the largest representing 12.3%. Through July 29, 2013, the Company received payments of approximately $3,171,000 or 55.8% against the June 30, 2013 accounts receivable balance.

At June 30, 2013, no subscriber accounted for more than 4.1% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) income from discontinued operations is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Litigation charge, net of recoveries (see Note 11)	$80,000	$1,956,000	$80,000	$(12,260,000)
Other income (expense), net	(142,000)	(182,000)	(393,000)	(390,000)

(Loss) income from discontinued operations before income tax	(62,000)	1,774,000	(313,000)	(12,650,000)
Income tax (benefit) expense on discontinued operations	(24,000)	79,000	(123,000)	—

(Loss) income from discontinued operations, net of income tax (benefit) expense	$(38,000)	$1,695,000	$(190,000)	$(12,650,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the three and six months ended June 30, 2013, the Company recovered $80,000. For additional information pertaining to the Gold Peak litigation, see Note 11.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.     Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $216,000 at June 30, 2013 and December 31, 2012.

5.     Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2013	December 31, 2012

Database	$16,199,000	$15,175,000
Accumulated amortization	(12,440,000)	(11,691,000)

Database, net	3,759,000	3,484,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(5,932,000)	(5,444,000)

Customer relationships, net	8,168,000	8,656,000

Web site	9,432,000	8,325,000
Accumulated amortization	(6,174,000)	(5,220,000)

Web site, net	3,258,000	3,105,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,863,000)	(1,712,000)

Acquired below market lease, net	937,000	1,088,000

Intangibles, net	$16,122,000	$16,333,000

The Company capitalized approximately $496,000 and $491,000 during the three months ended June 30, 2013 and 2012, respectively, and approximately $1,024,000 and $939,000 during the six months ended June 30, 2013 and 2012, respectively, to the database intangible asset. The Company capitalized approximately $549,000 and $479,000 during the three months ended June 30, 2013 and 2012, respectively, and approximately $1,107,000 and $969,000 during the six months ended June 30, 2013 and 2012, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,207,000 and $2,342,000 for the three and six months ended June 30, 2013, of which approximately $383,000 and $749,000 related to the database, which is charged to cost of sales, approximately $244,000 and $488,000 related to customer relationships, which is charged to sales and marketing expense, approximately $505,000 and $954,000 related to web site development, which is charged to product development expense, and approximately $75,000 and $151,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,214,000 and $2,486,000 for the three and six months ended June 30, 2012, of which approximately $570,000 and $1,225,000 related to the database, approximately $246,000 and $492,000 related to customer relationships, approximately $322,000 and $617,000 related to web site development, and approximately $75,000 and $152,000 related to the value ascribed to the below market terms of the office lease.

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

No debt was outstanding at June 30, 2013 and December 31, 2012.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.     Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Current Federal alternative minimum tax (“AMT”) expense	$—	$—	$—	$—
Deferred Federal tax expense (benefit)	268,000	(4,000)	406,000	—
Deferred state and local tax expense (benefit)	55,000	(1,000)	83,000	—

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (A)	323,000	(5,000)	489,000	—
Less income tax expense (benefit) attributable to discontinued operations	(24,000)	79,000	(123,000)	—

Income tax expense (benefit) (B)	$347,000	$(84,000)	$612,000	$—

(A) Includes income taxes attributable to income from discontinued operations.
(B) Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $9,133,000 and $9,622,000 at June 30, 2013 and December 31, 2012, respectively, of which $802,000 and $1,065,000 is reflected as a net current asset and $8,331,000 and $8,557,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $67,994,000 at December 31, 2012. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,735,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 at June 30, 2013 and December 31, 2012, was necessary. The allowance relates primarily to NOL carryforwards and AMT credits. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and in subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

8.     Stockholders’ Equity

Between December 2008 and August 2011, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of June 30, 2013. The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” During the three and six months ended June 30, 2013 and 2012, the Company did not repurchase any shares of common stock.

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

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	645,448	$8.94	663,172	$8.82
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	645,448	$8.94	663,172	$8.82

Options exercisable at end of period	645,448	$8.94	424,172	$9.29

Options exercisable which can be settled in cash	35,448	$4.67	53,172	$4.60

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

At June 30, 2013, the liability for option cancellations was approximately $490,000 based upon the difference in the closing stock price of the Company’s common stock at June 30, 2013 of $18.49 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2012, the liability for option cancellations was approximately $297,000 based upon the difference in the closing stock price of the Company at December 31, 2012 of $13.03 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded compensation expense of approximately $105,000 and $37,000 for the three months ended June 30, 2013 and 2012, respectively, and $194,000 and $26,000 for the six months ended June 30, 2013 and 2012, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012

Outstanding at beginning of period	469,848	590,662
Granted	97,844	159,083
Common stock delivered (A)(B)	(205,075)	(214,551)
Forfeited	(1,800)	—

Outstanding at end of period	360,817	535,194

Intrinsic value (C)	$6,672,000	$5,413,000

(A)   Includes 9,242 and 80,139 shares which were used to settle minimum employee withholding tax obligations for two and 16 employees of approximately $171,000 and $1,280,000 in the three and six months ended June 30, 2013, respectively. A net of 15,759 and 124,936 shares of common stock were delivered in the three and six months ended June 30, 2013, respectively.

(B)   Includes 9,016 and 83,165 shares which were used to settle minimum employee withholding tax obligations for two and 16 employees of approximately $87,000 and $838,000 in the three and six months ended June 30, 2012, respectively. A net 15,984 and 131,386 shares of common stock were delivered in the three and six months ended June 30, 2012, respectively.

(C) For purposes of this calculation, the Company’s closing stock prices were $18.49 and $9.61 per share on June 30, 2013 and 2012, respectively.

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

During the six months ended June 30, 2013, an aggregate of 6,488 RSUs were granted to non-employee directors (with an average grant date fair value of $14.18 per RSU) related to the equity component of their compensation. During the six months ended June 30, 2012, an aggregate of 15,300 RSUs were granted to non-employee directors (with an average grant date fair value of $9.01 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $547,000 and $609,000, respectively, including approximately $46,000 and $61,000, respectively, related to non-employee director equity compensation, for the three months ended June 30, 2013 and 2012, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the six months ended June 30, 2013 and 2012, the Company recorded non-cash compensation expense of approximately $1,039,000 and $1,166,000, respectively, including approximately $92,000 and $130,000, respectively, related to non-employee director equity compensation.

REIS, INC. AND SUBSIDIARIES

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$521,996	$498,032	$924,062	$634,411
(Loss) income from discontinued operations, net of income tax expense	(38,290)	1,695,203	(189,922)	(12,650,052)

Net income (loss) for basic calculation	$483,706	$2,193,235	$734,140	$(12,015,641)

Numerator for diluted per share calculation:
Income from continuing operations	$521,996	$498,032	$924,062	$634,411
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	—	—	—	—

Income from continuing operations for dilution calculation	521,996	498,032	924,062	634,411
(Loss) income from discontinued operations, net of income tax expense	(38,290)	1,695,203	(189,922)	(12,650,052)

Net income (loss) for dilution calculation	$483,706	$2,193,235	$734,140	$(12,015,641)

Denominator:
Weighted average common shares – basic	10,891,993	10,686,469	10,860,370	10,655,022
Effect of dilutive securities:
RSUs	231,663	255,493	255,835	297,181
Stock options	274,438	8,455	252,677	11,623

Weighted average common shares – diluted	11,398,094	10,950,417	11,368,882	10,963,826

Per common share amounts – basic:
Income from continuing operations	$0.05	$0.05	$0.09	$0.06
(Loss) income from discontinued operations	(0.01)	0.16	(0.02)	(1.19)

Net income (loss)	$0.04	$0.21	$0.07	$(1.13)

Per common share amounts – diluted:
Income from continuing operations	$0.05	$0.05	$0.08	$0.06
(Loss) income from discontinued operations	(0.01)	0.15	(0.02)	(1.16)

Net income (loss)	$0.04	$0.20	$0.06	$(1.10)

Potentially dilutive securities include all stock based awards. For the three months ended June 30, 2013, only option awards accounted for under the liability method were antidilutive. For the six months ended June 30, 2013 and the three and six months ended June 30, 2012, certain equity awards and option awards accounted for under the liability method, were antidilutive.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the three and six months ended June 30, 2013, the Company recovered $80,000.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

12.   Fair Value of Financial Instruments

At June 30, 2013 and December 31, 2012, the Company’s financial instruments included receivables, payables, accrued expenses and other liabilities. The fair values of these financial instruments, were not materially different from their recorded values at June 30, 2013 and December 31, 2012. There was no debt balance outstanding at June 30, 2013 and December 31, 2012. See Note 6 for the additional information about the Company’s debt.

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

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development and self storage sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets for each of the six types of commercial real estate covered by Reis at June 30, 2013:

Number of metropolitan markets:
Apartment	275
Retail	190
Office	190
Warehouse/distribution	47
Flex/research & development	47
Self storage	50

Reis monitors over 6,800 market areas and segments at June 30, 2013. Reis programmatically expands its property level and market coverage by geography and property type. During 2012, Reis initiated coverage on the self storage sector and in February 2013, expanded its geographic coverage for this sector by adding an additional 20 markets, bringing its coverage to 50 markets in the U.S. Additionally, in May 2013, Reis added 75 apartment markets, bringing its coverage to 275 apartment markets.

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

Reis also maintains a sales comparables database containing transactions in 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market Reis covers, for its six property types, as well as for hotel properties.

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

Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution, flex/research & development and self storage) or market/submarket and are available as full color, presentation quality documents or in spreadsheet or HTML formats. These reports are used by Reis’s subscribers to assist in due diligence and to support commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring and management, asset management, appraisal and market analysis.

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

Reis continues to develop new products and applications. In addition to the expansion of apartment and self storage coverage in the first half of 2013, Reis also expects to introduce coverage on an additional property type, senior housing/congregate care in early 2014. In the past, Reis has performed portfolio credit risk and valuation reviews for debt and equity investors. We are developing enhancements to our portfolio analytics services as heightened regulatory scrutiny increases the demand among lenders to assess the risk profile of their mortgage assets. In February 2013, we introduced Mobiuss Portfolio CRE. Mobiuss Portfolio CRE has been developed in conjunction with, and is being co-marketed with, Opera Solutions, LLC (Opera Solutions is a leader in “Big Data” science, predictive analytics and technological innovations). The product combines Reis’s unparalleled commercial real estate market information and forecasts with Opera Solutions’s cutting edge risk analytics and web-based technologies. Mobiuss Portfolio CRE will provide property and loan valuation, credit risk analytics, stress testing and benchmarking, and will be available to new and existing customers as an add on to Reis SE.

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

•	annual subscriptions to Mobiuss Portfolio CRE ranging in price from the low tens of thousands of dollars into the hundreds of thousands of dollars;

•	capped Reis SE subscriptions generally ranging in price from $1,000 to $25,000, allowing clients to download a fixed retail value of reports over a period of up to twelve months;

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

(amounts in thousands, excluding percentages)

	For the Three Months Ended June 30,		Increase	Percentage Increase
	2013	2012

Revenue	$8,498	$7,522	$976	13.0%
EBITDA	$3,563	$3,070	$493	16.1%
EBITDA margin	41.9%	40.8%

	For the Six Months Ended June 30,		Increase	Percentage Increase
	2013	2012

Revenue	$16,732	$14,820	$1,912	12.9%
EBITDA	$6,840	$5,991	$849	14.2%
EBITDA margin	40.9%	40.4%

	For the Three Months Ended		Increase	Percentage Increase
	June 30, 2013	March 31, 2013

Revenue	$8,498	$8,234	$264	3.2%
EBITDA	$3,563	$3,277	$286	8.7%
EBITDA Margin	41.9%	39.8%

Reis Services’s revenue increased approximately $976,000, or 13.0%, in the second quarter of 2013 over the second quarter of 2012 and increased approximately $1,912,000, or 12.9% in the six months ended June 30, 2013 over the 2012 comparable six month period. The revenue increase over the corresponding prior quarterly period is the 13th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $264,000, or 3.2%, from the first quarter of 2013 to the second quarter of 2013. In general, these revenue increases reflect: (1) additional new Reis SE business; (2) revenue growth from ReisReports; and (3) revenue from Mobiuss in the 2013 periods. The Company’s revenue growth reflects not just a single strong revenue quarter, but also the momentum created by sustained contract growth during 2012 and into 2013. The Company’s overall renewal rate for the trailing twelve months ended June 30, 2013 was 91% as compared to 93% for the trailing twelve months ended June 30, 2012 (for institutional subscribers, renewal rates were 92% and 95% for the trailing twelve months ended June 30, 2013 and 2012, respectively).

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. Historically, the largest percentage of our contracts are executed in the fourth quarter of each year.

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

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2013 and 2012, respectively. A comparison of these balances at June 30th of each year is more meaningful than a comparison to the December 31, 2012 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	June 30,
	2013	2012

Deferred revenue (GAAP basis)	$16,174,000	$14,483,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	18,865,000	13,147,000

Aggregate Revenue Under Contract	$35,039,000	$27,630,000

(A)   Amounts are billable subsequent to June 30th of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2013 was approximately $23,246,000 related to amounts under contract for the forward twelve month period through June 30, 2014. The remainder reflects amounts under contract beyond June 30, 2014. The forward twelve month Aggregate Revenue Under Contract amount is approximately 70.1% of revenue on a trailing twelve month basis at June 30, 2013 of approximately $33,141,000. For comparison purposes, at June 30, 2012, the forward twelve month Aggregate Revenue Under Contract of $19,864,000 was approximately 69.6% of revenue on a trailing twelve month basis at June 30, 2012.

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

EBITDA for the three months ended June 30, 2013 was $3,563,000, an increase of $493,000, or 16.1%, over the second quarter 2012 amount. For the six months ended June 30, 2013, EBITDA was $6,840,000, an increase of $849,000, or 14.2%, over the comparable 2012 six month period. On a consecutive quarter basis, EBITDA increased $286,000, or 8.7%, from the first quarter 2013 to the second quarter of 2013. These increases were primarily derived from the corresponding increases in revenue, as described above. Operating expenses also continued to grow, but at a slower pace than revenue growth, the net effect of which resulted in the Reis Services EBITDA margins improving to 41.9% and 40.9% for the three and six months ended June 30, 2013 over the 40.8% and 40.4% reported amounts in the 2012 comparable periods.

Reinvestment in our business remains a priority, including whether it is developing new products and functionality, expanding our databases or adding resources to grow our customer base and generate more revenue. Accordingly, we continue to hire in many departments, including in sales (both new business and account management) as well as in operations, including our data collection departments. With a growing head count, the Company will be leasing additional space in the third quarter of 2013.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2013	By Segment		Consolidated
	Reis Services	Other (A)

Income from continuing operations			$522
Income tax expense			347

Income (loss) before income taxes and discontinued operations	$2,251	$(1,382)	869
Add back:
Depreciation and amortization expense	1,286	3	1,289
Interest expense (income), net	26	—	26

EBITDA	3,563	(1,379)	2,184
Add back:
Stock based compensation expense, net	—	652	652

Adjusted EBITDA	$3,563	$(727)	$2,836

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.9%		33.4%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2012	By Segment		Consolidated
	Reis Services	Other (A)

Income from continuing operations			$498
Income tax (benefit)			(84)

Income (loss) before income taxes and discontinued operations	$1,712	$(1,298)	414
Add back:
Depreciation and amortization expense	1,300	3	1,303
Interest expense (income), net	58	—	58

EBITDA	3,070	(1,295)	1,775
Add back:
Stock based compensation expense, net	—	646	646

Adjusted EBITDA	$3,070	$(649)	$2,421

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.8%		32.2%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2013	By Segment		Consolidated
	Reis Services	Other (A)

Income from continuing operations			$924
Income tax expense			612

Income (loss) before income taxes and discontinued operations	$4,291	$(2,755)	1,536
Add back:
Depreciation and amortization expense	2,497	5	2,502
Interest expense (income), net	52	—	52

EBITDA	6,840	(2,750)	4,090
Add back:
Stock based compensation expense, net	—	1,233	1,233

Adjusted EBITDA	$6,840	$(1,517)	$5,323

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		31.8%

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2012	By Segment		Consolidated
	Reis Services	Other (A)

Income from continuing operations			$634
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$3,240	$(2,606)	634
Add back:
Depreciation and amortization expense	2,655	4	2,659
Interest expense (income), net	96	(1)	95

EBITDA	5,991	(2,603)	3,388
Add back:
Stock based compensation expense, net	—	1,192	1,192

Adjusted EBITDA	$5,991	$(1,411)	$4,580

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.4%		30.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2013	By Segment		Consolidated
	Reis Services	Other (A)

Income from continuing operations			$402
Income tax expense			265

Income (loss) before income taxes and discontinued operations	$2,040	$(1,373)	667
Add back:
Depreciation and amortization expense	1,211	2	1,213
Interest expense (income), net	26	—	26

EBITDA	3,277	(1,371)	1,906
Add back:
Stock based compensation expense, net	—	581	581

Adjusted EBITDA	$3,277	$(790)	$2,487

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.8%		30.2%

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2013 and 2012

Subscription revenues and related cost of sales were approximately $8,498,000 and $1,675,000, respectively, for the three months ended June 30, 2013, resulting in a gross profit for the Reis Services segment of approximately $6,823,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $383,000 during this period. Subscription revenues and related cost of sales were approximately $7,522,000 and $1,685,000, respectively, for the three months ended June 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $5,837,000. Amortization expense included in cost of sales was approximately $570,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The decrease in cost of sales of $10,000 is primarily a result of a reduction in amortization expense of $187,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter, almost completely offset by an increase from employment related costs, specifically from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Sales and marketing expenses were approximately $2,032,000 and $1,822,000 for the three months ended June 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $244,000 and $246,000 during the three months ended June 30, 2013 and 2012, respectively. The increase in sales and marketing expenses between the two periods of approximately $210,000 generally reflects increased employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Product development expenses were approximately $791,000 and $566,000 for the three months ended June 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $505,000 and $322,000 during the three months ended June 30, 2013 and 2012, respectively. Product development costs increased $225,000, primarily due to a net $183,000 increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements during 2012 and in May 2013, coupled with increased employment related costs from hiring during 2012 and compensation increases and higher benefit costs over the 2012 period.

General and administrative expenses of approximately $3,105,000 for the three months ended June 30, 2013 include current period expenses of approximately $2,296,000, depreciation and amortization expense of approximately $157,000 for lease value and furniture, fixtures and equipment, and approximately $652,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $547,000 and by an approximate $105,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $15.54 per share at March 31, 2013 to $18.49 per share at June 30, 2013. General and administrative expenses of approximately $2,977,000 for the three months ended June 30, 2012 include current period expenses of approximately $2,167,000, depreciation and amortization expense of approximately $164,000 for lease value and furniture, fixtures and equipment, and approximately $646,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $609,000 and by an approximate $37,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $8.91 per share at March 31, 2012 to $9.61 per share at June 30, 2012. Excluding the non-cash expenses, the increase in general and administrative expenses of $129,000 is primarily a result of increased employment related costs from hiring during 2012, coupled with compensation increases and higher benefit costs over the 2012 period.

Interest expense of $28,000 for the three months ended June 30, 2013 is comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended June 30, 2013. Interest expense of $74,000 for the three months ended June 30, 2012 includes interest and deferred financing cost amortization on the outstanding debt balance during that period.

The aggregate income tax expense applicable to continuing operations was $347,000 during the three months ended June 30, 2013, reflecting deferred Federal tax expense of $288,000 and deferred state and local tax expense of $59,000. The income tax benefit applicable to continuing operations was $84,000 during the three months ended June 30, 2012, reflecting the reversal of deferred Federal tax expense of $74,000 and deferred state and local tax expense of $10,000, originally recorded in the first quarter of 2012.

The loss from discontinued operations was $38,000 for the three months ended June 30, 2013 and primarily reflects $142,000 of legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during the period and an income tax benefit of $24,000. The income from discontinued operations of $1,695,000 for the three months ended June 30, 2012 primarily is comprised of the $1,956,000 reduction in the liability related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, offset by other professional fees and expenses of $182,000 and is after an income tax expense of $79,000 in the 2012 second quarter.

Comparison of the Results of Operations for the Six Months Ended June 30, 2013 and 2012

Subscription revenues and related cost of sales were approximately $16,732,000 and $3,356,000, respectively, for the six months ended June 30, 2013, resulting in a gross profit for the Reis Services segment of approximately $13,376,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $749,000 during this period. Subscription revenues and related cost of sales were approximately $14,820,000 and $3,531,000, respectively, for the six months ended June 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $11,289,000. Amortization expense included in cost of sales was approximately $1,225,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The decrease in cost of sales of $175,000 is primarily a result of a reduction in amortization expense of $476,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter, offset by an increase from employment related costs, specifically from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Sales and marketing expenses were approximately $4,001,000 and $3,551,000 for the six months ended June 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $488,000 and $492,000 during the six months ended June 30, 2013 and 2012, respectively. The increase in sales and marketing expenses between the two periods of approximately $450,000 generally reflects increased employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Product development expenses were approximately $1,513,000 and $1,080,000 for the six months ended June 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $954,000 and $617,000 during the six months ended June 30, 2013 and 2012, respectively. Product development costs increased $433,000, primarily due to a net $337,000 increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements during 2012 and in May 2013, coupled with increased employment related costs from hiring during 2012 and compensation increases and higher benefit costs over the 2012 period.

General and administrative expenses of approximately $6,274,000 for the six months ended June 30, 2013 include current period expenses of approximately $4,730,000, depreciation and amortization expense of approximately $311,000 for lease value and furniture, fixtures and equipment, and approximately $1,233,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,039,000 and by an approximate $194,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $18.49 per share at June 30, 2013. General and administrative expenses of approximately $5,929,000 for the six months ended June 30, 2012 include current period expenses of approximately $4,413,000, depreciation and amortization expense of approximately $324,000 for lease value and furniture, fixtures and equipment, and approximately $1,192,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,166,000 and by an approximate $26,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $9.61 per share at June 30, 2012. Excluding the non-cash expenses, the increase in general and administrative expenses of $317,000 is primarily a result of increased professional fees, employment related costs from hiring during 2012, coupled with compensation increases and higher benefit costs over the 2012 period.

Interest expense of $56,000 for the six months ended June 30, 2013 is comprised of unused facility fees and deferred financing cost amortization on the Company’s Revolver. There was no outstanding balance on the Revolver during the six months ended June 30, 2013. Interest expense of $127,000 for the six months ended June 30, 2012 includes interest and deferred financing cost amortization on the outstanding debt balance during that period.

The aggregate income tax expense applicable to continuing operations was $612,000 during the six months ended June 30, 2013, reflecting deferred Federal tax expense of $508,000 and deferred state and local tax expense of $104,000. No provision was recorded by the Company during the six months ended June 30, 2012.

The loss from discontinued operations was $190,000 for the six months ended June 30, 2013 and primarily reflects $393,000 of legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during that period and an income tax benefit of $123,000. The loss from discontinued operations of $12,650,000 for the six months ended June 30, 2012 primarily is comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $390,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $9,133,000 and $9,622,000 at June 30, 2013 and December 31, 2012, respectively, of which $802,000 and $1,065,000 is reflected as a net current asset and $8,331,000 and $8,557,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $67,994,000 at December 31, 2012. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $27,259,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,735,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 at June 30, 2013 and December 31, 2012, was necessary. The allowance relates primarily to NOL carryforwards and AMT credits. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually, and we expect it to continue to do so. Cash and cash equivalents aggregated approximately $8,100,000 at June 30, 2013, an increase of $3,139,000 from the December 31, 2012 balance of approximately $4,961,000.

Our cash balance decreased significantly during the year ended December 31, 2012 from the $17,000,000 settlement of the Gold Peak litigation and the repayment of approximately $5,691,000 of outstanding debt. In addition to the cash generation of the Reis Services business, in October 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility. Separately, the Company is seeking recovery under all available insurance policies, and is pursuing appropriate additional actions against other potentially responsible parties related to Gold Peak. To date, these efforts have resulted in the recovery of $712,500 of cash by December 31, 2012 and $80,000 in the second quarter of 2013. There can be no assurance that the Company will recover any additional amounts in the short or long-term from these efforts.

At June 30, 2013, the Company’s other short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the web site and databases; operating leases; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $490,000 at June 30, 2013 based upon the closing stock price of the Company at June 30, 2013 of $18.49 per share); and the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company expects that in 2013, it will be able to utilize its NOLs for Federal income tax purposes and that taxes to be paid will be for state and local income taxes and Federal AMT.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the potential settlement of certain outstanding stock options in cash; the payment of employee taxes on vested options, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments in 2013 and 2014 are expected to be for alternative state and local taxes, state and local taxes on income and Federal AMT, but not for Federal income taxes. Subsequent to 2014, tax payments are expected to be for alternative state and local taxes and Federal AMT, but not for Federal, state or local taxes on income.

Changes in Cash Flows

Cash flows for the six months ended June 30, 2013 and 2012 are summarized as follows:

	For the Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$6,587,928	$5,972,873
Net cash (used in) investing activities	(2,339,780)	(2,011,845)
Net cash (used in) financing activities	(1,109,475)	(6,442,317)

Net increase (decrease) in cash and cash equivalents	$3,138,673	$(2,481,289)

Cash flows provided by operating activities increased $615,000 from $5,973,000 provided in the 2012 period to $6,588,000 provided in the 2013 period. This increase was primarily the result of increased operating cash flow from the Reis Services segment of $1,098,000 from $7,820,000 provided in the 2012 period to $8,918,000 provided in the 2013 period due to growth in revenue and EBITDA and the timing of accounts receivable collections.

Cash flows used in investing activities increased $328,000 from $2,012,000 used in the 2012 period to $2,340,000 used in the 2013 period. This change resulted from an increase of cash used in the 2013 period as compared to the 2012 period for web site and database development costs for continuing product development and enhancement initiatives.

Cash flows used in financing activities decreased $5,333,000 from $6,442,000 used in the 2012 period to $1,109,000 used in the 2013 period. During the 2012 period, $5,691,000 of debt was repaid, whereas in the 2013 period no debt payments were made. Payments for restricted stock unit settlements were approximately $1,109,000 and $751,000 in the 2013 and 2012 periods, respectively; the increase of $358,000 is due to the higher average price of our common stock in 2013 than in 2012.

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

At June 30, 2013 and December 31, 2012, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and six months ended June 30, 2013 and throughout 2012, the Company did not have any interest rate caps. No debt was outstanding at June 30, 2013 and December 31, 2012.

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

Item 4T. Controls and Procedures.

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2013 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the three and six months ended June 30, 2013, the Company recovered $80,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three and six months ended June 30, 2013, the Company did not repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description
10.1

Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

10.2

Indemnification Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

10.3

Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

10.4

Indemnification Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

10.5

Employment Agreement effective July 1, 2013, between Reis Services, LLC and William Sander (with Reis, Inc. a party thereto for limited purposes) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

10.6

Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

10.7	Reis, Inc. 2013 Annual Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 24, 2013).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).*

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

Dated: August 1, 2013