Form 10-Q
period 2013-09-30
Reis, Inc.
filed 2013-10-31
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-12917

                               REIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

530 Fifth Avenue, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

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

The number of the Registrant’s shares of common stock outstanding was 10,907,579 as of October 28, 2013.

Part I. Financial Information

Item 1.   Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,242,434	$4,960,850
Restricted cash and investments	216,566	216,125
Accounts receivable, net	4,449,514	10,694,201
Prepaid and other assets	1,380,709	1,438,829

Total current assets	16,289,223	17,310,005
Furniture, fixtures and equipment, net of accumulated depreciation of $1,821,764 and $1,828,199, respectively	864,014	738,490
Intangible assets, net of accumulated amortization of $27,603,308 and $24,067,250, respectively	15,859,904	16,332,596
Deferred tax asset, net	7,911,420	8,557,420
Goodwill	54,824,648	54,824,648
Other assets	246,960	271,257

Total assets	$95,996,169	$98,034,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,178,880	3,902,206
Liability for option cancellations	407,120	296,523
Deferred revenue	15,466,666	18,230,332
Liabilities attributable to discontinued operations	323,404	460,251

Total current liabilities	19,376,070	22,889,312
Other long-term liabilities	509,427	588,484

Total liabilities	19,885,497	23,477,796

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,907,579 and 10,782,643 shares issued and outstanding, respectively	218,151	215,652
Additional paid in capital	102,171,434	102,002,972
Retained earnings (deficit)	(26,278,913)	(27,662,004)

Total stockholders’ equity	76,110,672	74,556,620

Total liabilities and stockholders’ equity	$95,996,169	$98,034,416

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Subscription revenue	$8,780,212	$7,826,701	$25,512,849	$22,647,158
Cost of sales of subscription revenue	1,755,020	1,475,495	5,111,217	5,006,705

Gross profit	7,025,192	6,351,206	20,401,632	17,640,453

Operating expenses:
Sales and marketing	2,096,965	1,908,668	6,097,549	5,459,591
Product development	835,811	660,620	2,349,576	1,740,619
General and administrative expenses	2,893,109	2,937,199	9,167,171	8,865,783

Total operating expenses	5,825,885	5,506,487	17,614,296	16,065,993

Other income (expenses):
Interest and other income	2,943	15,649	7,472	47,921
Interest expense	(28,352)	(531)	(84,848)	(128,133)

Total other income (expenses)	(25,409)	15,118	(77,376)	(80,212)

Income before income taxes and discontinued operations	1,173,898	859,837	2,709,960	1,494,248
Income tax expense (benefit)	469,000	—	1,081,000	—

Income from continuing operations	704,898	859,837	1,628,960	1,494,248
(Loss) from discontinued operations, net of income tax (benefit) expense of $(36,000), $—, $(159,000) and $—, respectively	(55,947)	(194,313)	(245,869)	(12,844,365)

Net income (loss)	$648,951	$665,524	$1,383,091	$(11,350,117)

Per share amounts – basic:
Income from continuing operations	$0.06	$0.08	$0.15	$0.14

Net income (loss)	$0.06	$0.06	$0.13	$(1.06)

Per share amounts – diluted:
Income from continuing operations	$0.05	$0.08	$0.14	$0.14

Net income (loss)	$0.05	$0.06	$0.12	$(1.03)

Weighted average number of common shares outstanding:
Basic	10,907,579	10,702,509	10,876,279	10,670,966

Diluted	11,445,326	11,093,888	11,382,774	10,993,436

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2013	10,782,643	$215,652	$102,002,972	$(27,662,004)	$74,556,620

Shares issued for vested employees restricted stock units	124,936	2,499	(2,499)	—	—
Stock based compensation, net	—	—	170,961	—	170,961
Net income	—	—	—	1,383,091	1,383,091

Balance, September 30, 2013	10,907,579	$218,151	$102,171,434	$(26,278,913)	$76,110,672

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,383,091	$(11,350,117)
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	916,000	—
Depreciation	240,639	266,173
Amortization of intangible assets	3,536,058	3,533,297
Stock based compensation charges	1,451,337	1,666,866
Changes in assets and liabilities:
Restricted cash and investments	(441)	(558)
Accounts receivable, net	6,244,687	2,842,176
Prepaid and other assets	(187,583)	2,820,440
Accrued expenses and other liabilities	(939,230)	3,792,056
Liability for option cancellations	110,597	123,359
Deferred revenue	(2,763,666)	(1,271,999)

Net cash provided by operating activities	9,991,489	2,421,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(3,063,366)	(2,901,736)
Furniture, fixtures and equipment additions	(366,163)	(171,557)

Net cash (used in) investing activities	(3,429,529)	(3,073,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(5,690,940)
Payments for restricted stock units	(1,280,376)	(851,264)

Net cash (used in) financing activities	(1,280,376)	(6,542,204)

Net increase (decrease) in cash and cash equivalents	5,281,584	(7,193,804)
Cash and cash equivalents, beginning of period	4,960,850	22,152,802

Cash and cash equivalents, end of period	$10,242,434	$14,958,998

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$17,847	$42,008

Cash paid during the period for income taxes, net of refunds	$681,765	$68,560

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,499	$2,671

Disposal of fully depreciated furniture, fixtures and equipment	$247,074	$37,652

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 13, 2013. The consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and changes in cash flows for the nine months ended September 30, 2013 and 2012 are not necessarily indicative of full year results.

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 changes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The guidance in ASU 2013-11 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management has determined that the adoption of these changes will not have a significant impact on the consolidated financial statements.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

3.     Segment Information

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data September 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$10,043	$—	$199	$10,242
Restricted cash and investments	217	—	—	217
Accounts receivable, net	4,450	—	—	4,450
Prepaid and other assets	266	—	1,114	1,380

Total current assets	14,976	—	1,313	16,289
Furniture, fixtures and equipment, net	838	—	26	864
Intangible assets, net	15,860	—	—	15,860
Deferred tax asset, net	—	—	7,911	7,911
Goodwill	57,203	—	(2,378)	54,825
Other assets	247	—	—	247

Total assets	$89,124	$—	$6,872	$95,996

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,162	—	1,016	3,178
Liability for option cancellations	—	—	408	408
Deferred revenue	15,467	—	—	15,467
Liabilities attributable to discontinued operations	—	278	45	323

Total current liabilities	17,629	278	1,469	19,376
Other long-term liabilities	509	—	—	509
Deferred tax liability, net	18,420	—	(18,420)	—

Total liabilities	36,558	278	(16,951)	19,885
Total stockholders’ equity	52,566	(278)	23,823	76,111

Total liabilities and stockholders’ equity	$89,124	$—	$6,872	$95,996

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended September 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$8,780	$—	$—	$8,780
Cost of sales of subscription revenue	1,755	—	—	1,755

Gross profit	7,025	—	—	7,025

Operating expenses:
Sales and marketing	2,097	—	—	2,097
Product development	836	—	—	836
General and administrative expenses	1,686	—	1,207	2,893

Total operating expenses	4,619	—	1,207	5,826
Other income (expenses):
Interest and other income	3	—	—	3
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(25)	—	—	(25)

Income (loss) before income taxes and discontinued operations	$2,381	$—	$(1,207)	$1,174

(Loss) from discontinued operations, before income taxes	$—	$(8)	$(84)	$(92)

Condensed Operating Data for the Three Months Ended September 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$7,827	$—	$—	$7,827
Cost of sales of subscription revenue	1,476	—	—	1,476

Gross profit	6,351	—	—	6,351

Operating expenses:
Sales and marketing	1,908	—	—	1,908
Product development	661	—	—	661
General and administrative expenses	1,691	—	1,246	2,937

Total operating expenses	4,260	—	1,246	5,506
Other income (expenses):
Interest and other income	16	—	—	16
Interest expense	(1)	—	—	(1)

Total other income (expenses)	15	—	—	15

Income (loss) before income taxes and discontinued operations	$2,106	$—	$(1,246)	$860

Income (loss) from discontinued operations, before income taxes	$—	$2	$(196)	$(194)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Nine Months Ended September 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$25,512	$—	$—	$25,512
Cost of sales of subscription revenue	5,111	—	—	5,111

Gross profit	20,401	—	—	20,401

Operating expenses:
Sales and marketing	6,098	—	—	6,098
Product development	2,349	—	—	2,349
General and administrative expenses	5,205	—	3,962	9,167

Total operating expenses	13,652	—	3,962	17,614
Other income (expenses):
Interest and other income	7	—	—	7
Interest expense	(84)	—	—	(84)

Total other income (expenses)	(77)	—	—	(77)

Income (loss) before income taxes and discontinued operations	$6,672	$—	$(3,962)	$2,710

(Loss) from discontinued operations, before income taxes	$—	$(8)	$(397)	$(405)

Condensed Operating Data for the Nine Months Ended September 30, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$22,647	$—	$—	$22,647
Cost of sales of subscription revenue	5,007	—	—	5,007

Gross profit	17,640	—	—	17,640

Operating expenses:
Sales and marketing	5,459	—	—	5,459
Product development	1,741	—	—	1,741
General and administrative expenses	5,013	—	3,853	8,866

Total operating expenses	12,213	—	3,853	16,066
Other income (expenses):
Interest and other income	47	—	1	48
Interest expense	(128)	—	—	(128)

Total other income (expenses)	(81)	—	1	(80)

Income (loss) before income taxes and discontinued operations	$5,346	$—	$(3,852)	$1,494

(Loss) from discontinued operations, before income taxes	$—	$(12,648)	$(196)	$(12,844)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the period presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2013.

No individual customer accounted for more than 3.5% and 4.4% of Reis Services’s revenue for the nine months ended September 30, 2013 and 2012, respectively.

The balance of outstanding accounts receivables of Reis Services at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012

Accounts receivables	$4,515,000	$10,763,000
Allowance for doubtful accounts	(65,000)	(69,000)

Accounts receivables, net	$4,450,000	$10,694,000

Nine subscribers accounted for an aggregate of approximately 36.6% of Reis Services’s accounts receivable at September 30, 2013, including five subscribers in excess of 4.0%, with the largest representing 5.7%. Through October 24, 2013, the Company received payments of approximately $1,709,000 or 37.9% against the September 30, 2013 accounts receivable balance.

At September 30, 2013, no subscriber accounted for more than 3.3% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) income from discontinued operations is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Litigation charge, net of recoveries (see Note 11)	$—	$—	$80,000	$(12,260,000)
Other income (expense), net	(92,000)	(194,000)	(485,000)	(584,000)

(Loss) income from discontinued operations before income tax	(92,000)	(194,000)	(405,000)	(12,844,000)
Income tax (benefit) expense on discontinued operations	(36,000)	—	(159,000)	—

(Loss) income from discontinued operations, net of income tax (benefit) expense	$(56,000)	$(194,000)	$(246,000)	$(12,844,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the nine months ended September 30, 2013, the Company recovered $80,000; no amounts were recovered during the three months ended September 30, 2013. For additional information pertaining to the Gold Peak litigation, see Note 11.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.      Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $217,000 and $216,000 at September 30, 2013 and December 31, 2012, respectively.

5.      Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	September 30, 2013	December 31, 2012

Database	$16,663,000	$15,175,000
Accumulated amortization	(12,835,000)	(11,691,000)

Database, net	3,828,000	3,484,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(6,175,000)	(5,444,000)

Customer relationships, net	7,925,000	8,656,000

Web site	9,900,000	8,325,000
Accumulated amortization	(6,654,000)	(5,220,000)

Web site, net	3,246,000	3,105,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(1,939,000)	(1,712,000)

Acquired below market lease, net	861,000	1,088,000

Intangibles, net	$15,860,000	$16,333,000

The Company capitalized approximately $464,000 and $520,000 during the three months ended September 30, 2013 and 2012, respectively, and approximately $1,488,000 and $1,459,000 during the nine months ended September 30, 2013 and 2012, respectively, to the database intangible asset. The Company capitalized approximately $468,000 and $474,000 during the three months ended September 30, 2013 and 2012, respectively, and approximately $1,575,000 and $1,443,000 during the nine months ended September 30, 2013 and 2012, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,194,000 and $3,536,000 for the three and nine months ended September 30, 2013, of which approximately $395,000 and $1,144,000 related to the database, which is charged to cost of sales, approximately $243,000 and $731,000 related to customer relationships, which is charged to sales and marketing expense, approximately $480,000 and $1,434,000 related to web site development, which is charged to product development expense, and approximately $76,000 and $227,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,046,000 and $3,533,000 for the three and nine months ended September 30, 2012, of which approximately $330,000 and $1,555,000 related to the database, approximately $246,000 and $738,000 related to customer relationships, approximately $396,000 and $1,013,000 related to web site development, and approximately $75,000 and $227,000 related to the value ascribed to the below market terms of the office lease.

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

No debt was outstanding at September 30, 2013 and December 31, 2012.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.      Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Current Federal alternative minimum tax (“AMT”) expense	$6,000	$—	$6,000	$—
Deferred Federal tax expense (benefit)	354,000	—	760,000	—
Deferred state and local tax expense (benefit)	73,000	—	156,000	—

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (A)	433,000	—	922,000	—
Less income tax expense (benefit) attributable to discontinued operations	(36,000)	—	(159,000)	—

Income tax expense (benefit) (B)	$469,000	$—	$1,081,000	$—

(A) Includes income taxes attributable to income from discontinued operations.
(B) Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $8,706,000 and $9,622,000 at September 30, 2013 and December 31, 2012, respectively, of which $795,000 and $1,065,000 is reflected as a net current asset and $7,911,000 and $8,557,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

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

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 at September 30, 2013 and December 31, 2012, was necessary. The allowance relates primarily to NOL carryforwards and AMT credits. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and in subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

8.      Stockholders’ Equity

Between December 2008 and August 2011, the Company’s board of directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of September 30, 2013. The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” During the three and nine months ended September 30, 2013 and 2012, the Company did not repurchase any shares of common stock.

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

Option Awards

The following table presents option activity and other plan data for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	645,448	$8.94	663,172	$8.82
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled through cash settlement	—	$—	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	645,448	$8.94	663,172	$8.82

Options exercisable at end of period	645,448	$8.94	438,172	$9.23

Options exercisable which can be settled in cash	35,448	$4.67	53,172	$4.60

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

At September 30, 2013, the liability for option cancellations was approximately $407,000 based upon the difference in the closing stock price of the Company’s common stock at September 30, 2013 of $16.15 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2012, the liability for option cancellations was approximately $297,000 based upon the difference in the closing stock price of the Company at December 31, 2012 of $13.03 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded a compensation benefit of approximately $83,000 for the three months ended September 30, 2013 and compensation expense of approximately $97,000 for the three months ended September 30, 2012, and $111,000 and $123,000 for the nine months ended September 30, 2013 and 2012, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012

Outstanding at beginning of period	469,848	590,662
Granted	100,328	165,461
Common stock delivered (A)(B)	(205,075)	(217,885)
Forfeited	(2,263)	—

Outstanding at end of period	362,838	538,238

Intrinsic value (C)	$5,860,000	$6,157,000

(A)   Includes 80,139 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $1,280,000 in the nine months ended September 30, 2013. A net of 124,936 shares of common stock were delivered in the nine months ended September 30, 2013. No RSUs vested or were delivered in the three months ended September 30, 2013.

(B)   Includes 1,202 and 84,367 shares which were used to settle minimum employee withholding tax obligations for one and 16 employees of approximately $13,000 and $851,000 in the three and nine months ended September 30, 2012, respectively. A net 2,132 and 133,518 shares of common stock were delivered in the three and nine months ended September 30, 2012, respectively.

(C) For purposes of this calculation, the Company’s closing stock prices were $16.15 and $11.44 per share on September 30, 2013 and 2012, respectively.

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

During the nine months ended September 30, 2013, an aggregate of 8,972 RSUs were granted to non-employee directors (with an average grant date fair value of $15.37 per RSU) related to the equity component of their compensation. During the nine months ended September 30, 2012, an aggregate of 21,678 RSUs were granted to non-employee directors (with an average grant date fair value of $9.19 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $412,000 and $501,000, respectively, including $46,000 in each period related to non-employee director equity compensation, for the three months ended September 30, 2013 and 2012, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the nine months ended September 30, 2013 and 2012, the Company recorded non-cash compensation expense of approximately $1,451,000 and $1,667,000, respectively, including approximately $138,000 and $176,000, respectively, related to non-employee director equity compensation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$704,898	$859,837	$1,628,960	$1,494,248
(Loss) income from discontinued operations, net of income tax expense	(55,947)	(194,313)	(245,869)	(12,844,365)

Net income (loss) for basic calculation	$648,951	$665,524	$1,383,091	$(11,350,117)

Numerator for diluted per share calculation:
Income from continuing operations	$704,898	$859,837	$1,628,960	$1,494,248
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	(82,948)	—	—	—

Income from continuing operations for dilution calculation	621,950	859,837	1,628,960	1,494,248
(Loss) income from discontinued operations, net of income tax expense	(55,947)	(194,313)	(245,869)	(12,844,365)

Net income (loss) for dilution calculation	$566,003	$665,524	$1,383,091	$(11,350,117)

Denominator:
Weighted average common shares – basic	10,907,579	10,702,509	10,876,279	10,670,966
Effect of dilutive securities:
RSUs	238,391	326,586	241,632	296,545
Stock options	299,356	64,793	264,863	25,925

Weighted average common shares – diluted	11,445,326	11,093,888	11,382,774	10,993,436

Per common share amounts – basic:
Income from continuing operations	$0.06	$0.08	$0.15	$0.14
(Loss) income from discontinued operations	—	(0.02)	(0.02)	(1.20)

Net income (loss)	$0.06	$0.06	$0.13	$(1.06)

Per common share amounts – diluted:
Income from continuing operations	$0.05	$0.08	$0.14	$0.14
(Loss) income from discontinued operations	—	(0.02)	(0.02)	(1.17)

Net income (loss)	$0.05	$0.06	$0.12	$(1.03)

Potentially dilutive securities include all stock based awards. For the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, certain equity awards and option awards accounted for under the liability method, were antidilutive.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the nine months ended September 30, 2013, the Company recovered $80,000; no amounts were recovered during the three months ended September 30, 2013.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

12.   Fair Value of Financial Instruments

At September 30, 2013 and December 31, 2012, the Company’s financial instruments included receivables, payables, accrued expenses and other liabilities. The fair values of these financial instruments, were not materially different from their recorded values at September 30, 2013 and December 31, 2012. There was no debt balance outstanding at September 30, 2013 and December 31, 2012. See Note 6 for the additional information about the Company’s debt.

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

Proprietary Databases

Reis’s commercial real estate databases contain information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development and self storage sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls. The following table lists the number of metropolitan markets for each of the six types of commercial real estate covered by Reis at September 30, 2013:

Number of metropolitan markets:
Apartment	275
Retail	190
Office	190
Warehouse/distribution	47
Flex/research & development	47
Self storage	50

Reis monitors over 6,800 market areas and segments at September 30, 2013. Reis programmatically expands its property level and market coverage by geography and property type. During 2012, Reis initiated coverage on the self storage sector and in February 2013, expanded its geographic coverage for this sector by adding an additional 20 markets, bringing its coverage to 50 markets in the U.S. Additionally, in May 2013, Reis added 75 apartment markets, bringing its coverage to 275 apartment markets.

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

Reis continues to develop new products and applications. In addition to the expansion of apartment and self storage coverage in the first half of 2013, Reis also expects to introduce coverage on an additional property type, senior housing/congregate care in early 2014. In the past, Reis has performed portfolio credit risk and valuation reviews for debt and equity investors. We are developing enhancements to our portfolio analytics services as heightened regulatory scrutiny increases the demand among lenders to assess the risk profile of their mortgage assets. In February 2013, we introduced Mobiuss Portfolio CRE, or Mobiuss. Mobiuss has been developed in conjunction with, and is being co-marketed with, Opera Solutions, LLC (Opera Solutions is a leader in “Big Data” science, predictive analytics and technological innovations). The product combines Reis’s unparalleled commercial real estate market information and forecasts with Opera Solutions’s cutting edge risk analytics and web-based technologies. Mobiuss will provide property and loan valuation, credit risk analytics, stress testing and benchmarking, and will be available to new and existing customers as an add on to Reis SE.

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

•	annual subscriptions to Mobiuss ranging in price from the low tens of thousands of dollars into the hundreds of thousands of dollars;

•	capped Reis SE subscriptions generally ranging in price from $1,000 to $25,000, allowing clients to download a fixed retail value of reports over a period of up to twelve months;

•

individual reports, which can be purchased with a credit card, having retail prices up to $999 per report, are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email; however, certain reports are only available with an annual subscription or capped subscription account;

•	custom data deliverables ranging in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis; and

•	subscriptions to ReisReports, which are charged to a credit card on a monthly basis, having a retail price ranging up to $150 per month; annual pricing options are also available.

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

(amounts in thousands, excluding percentages)

	For the Three Months Ended September 30,		Increase	Percentage Increase
	2013	2012

Revenue	$8,780	$7,827	$953	12.2%
EBITDA	$3,679	$3,228	$451	14.0%
EBITDA margin	41.9%	41.2%

	For the Nine Months Ended September 30,		Increase	Percentage Increase
	2013	2012

Revenue	$25,512	$22,647	$2,865	12.7%
EBITDA	$10,519	$9,219	$1,300	14.1%
EBITDA margin	41.2%	40.7%

	For the Three Months Ended		Increase	Percentage Increase
	September 30, 2013	June 30, 2013

Revenue	$8,780	$8,498	$282	3.3%
EBITDA	$3,679	$3,563	$116	3.3%
EBITDA margin	41.9%	41.9%

Reis Services’s revenue increased approximately $953,000, or 12.2%, in the third quarter of 2013 over the third quarter of 2012 and increased approximately $2,865,000, or 12.7%, in the nine months ended September 30, 2013 over the 2012 comparable nine month period. The revenue increase over the corresponding prior quarterly period is the 14th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $282,000, or 3.3%, from the second quarter of 2013 to the third quarter of 2013. In general, these revenue increases reflect: (1) additional new Reis SE business; (2) revenue growth from ReisReports; and (3) revenue from Mobiuss in the 2013 periods. The Company’s revenue growth reflects not just a single strong revenue quarter, but also the momentum created by sustained contract growth during 2012 and into 2013. The Company’s overall renewal rate for the trailing twelve months ended September 30, 2013 was 91% as compared to 92% for the trailing twelve months ended September 30, 2012 (for institutional subscribers, renewal rates were 92% and 94% for the trailing twelve months ended September 30, 2013 and 2012, respectively). Total Reis SE subscribers numbered 942 at September 30, 2013.

The revenue in the three and nine months ended September 30, 2012 reflected incremental revenue from one specific custom project of $142,000; there was no comparable custom project in the 2013 periods. In our December 31, 2012 Form 10-K we included disclosures regarding the impact of the incremental revenues on the fourth quarter and annual 2012 periods’ revenue and EBITDA growth rates. Excluding this custom project from the third quarter 2012 reported revenue would result, on a pro forma basis, in revenue growth of 14.2% and 13.4%, respectively, in the three and nine months ended September 30, 2013, over the respective comparable 2012 periods (in contrast with our reported growth of 12.2% and 12.7%, respectively).

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

Two additional metrics management utilizes in understanding the business and future performance are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at September 30, 2013 and 2012, respectively. A comparison of these balances at September 30th of each year is more meaningful than a comparison to the December 31, 2012 balances, as a greater percentage of renewals occurs in the fourth quarter of each year and would distort the analysis.

	September 30,
	2013	2012

Deferred revenue (GAAP basis)	$15,467,000	$14,435,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	20,134,000	13,974,000

Aggregate Revenue Under Contract	$35,601,000	$28,409,000

(A)   Amounts are billable subsequent to September 30th of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at September 30, 2013 was approximately $24,096,000 related to amounts under contract for the forward twelve month period through September 30, 2014. The remainder reflects amounts under contract beyond September 30, 2014. The forward twelve month Aggregate Revenue Under Contract amount is approximately 70.7% of revenue on a trailing twelve month basis at September 30, 2013 of approximately $34,094,000. For comparison purposes, at September 30, 2012, the forward twelve month Aggregate Revenue Under Contract of $20,711,000 was approximately 69.9% of revenue on a trailing twelve month basis at September 30, 2012.

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

EBITDA for the three months ended September 30, 2013 was $3,679,000, an increase of $451,000, or 14.0%, over the third quarter 2012 amount. For the nine months ended September 30, 2013, EBITDA was $10,519,000, an increase of $1,300,000, or 14.1%, over the comparable 2012 nine month period. On a consecutive quarter basis, EBITDA increased $116,000, or 3.3%, from the second quarter of 2013 to the third quarter of 2013. These increases were primarily derived from the corresponding increases in revenue, as described above. Operating expenses also continued to grow, but at a slower pace than revenue growth, the net effect of which resulted in the Reis Services EBITDA margins improving to 41.9% and 41.2% for the three and nine months ended September 30, 2013 over the 41.2% and 40.7% reported amounts in the 2012 comparable periods.

EBITDA of Reis Services was similarly impacted by the aforementioned 2012 incremental custom revenue. Excluding the $142,000 of incremental custom revenue from the 2012 reported Reis Services EBITDA would result, on a pro forma basis, in EBITDA growth of 19.2% and 15.9%, respectively, in the three and nine months ended September 30, 2013, over the respective comparable 2012 periods (in contrast with our reported growth of 14.0% and 14.1%, respectively).

Reinvestment in our business remains a priority, including whether it is developing new products and functionality, expanding our databases or adding resources to grow our customer base and generate more revenue. Accordingly, we continue to hire in many departments, including in sales (both new business and account management) as well as in operations, including our data collection departments. With a growing head count, the Company has leased additional space in the third quarter of 2013. The impact of this additional expense will begin in the fourth quarter of 2013.

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. EBITDA and Adjusted EBITDA are presented both for the Reis Services business and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and to make assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services business. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2013	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$705
Income tax expense			469

Income (loss) before income taxes and discontinued operations	$2,381	$(1,207)	1,174
Add back:
Depreciation and amortization expense	1,273	2	1,275
Interest expense (income), net	25	—	25

EBITDA	3,679	(1,205)	2,474
Add back:
Stock based compensation expense, net	—	329	329

Adjusted EBITDA	$3,679	$(876)	$2,803

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.9%		31.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$860
Income tax (benefit)			—

Income (loss) before income taxes and discontinued operations	$2,106	$(1,246)	860
Add back:
Depreciation and amortization expense	1,137	3	1,140
Interest expense (income), net	(15)	—	(15)

EBITDA	3,228	(1,243)	1,985
Add back:
Stock based compensation expense, net	—	598	598

Adjusted EBITDA	$3,228	$(645)	$2,583

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.2%		33.0%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2013	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,629
Income tax expense			1,081

Income (loss) before income taxes and discontinued operations	$6,672	$(3,962)	2,710
Add back:
Depreciation and amortization expense	3,770	7	3,777
Interest expense (income), net	77	—	77

EBITDA	10,519	(3,955)	6,564
Add back:
Stock based compensation expense, net	—	1,562	1,562

Adjusted EBITDA	$10,519	$(2,393)	$8,126

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.2%		31.9%

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2012	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,494
Income tax expense			—

Income (loss) before income taxes and discontinued operations	$5,346	$(3,852)	1,494
Add back:
Depreciation and amortization expense	3,792	7	3,799
Interest expense (income), net	81	(1)	80

EBITDA	9,219	(3,846)	5,373
Add back:
Stock based compensation expense, net	—	1,790	1,790

Adjusted EBITDA	$9,219	$(2,056)	$7,163

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.7%		31.6%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2013	By Segment		Consolidated
	Reis Services	Other (A)

Income from continuing operations			$522
Income tax expense			347

Income (loss) before income taxes and discontinued operations	$2,251	$(1,382)	869
Add back:
Depreciation and amortization expense	1,286	3	1,289
Interest expense (income), net	26	—	26

EBITDA	3,563	(1,379)	2,184
Add back:
Stock based compensation expense, net	—	652	652

Adjusted EBITDA	$3,563	$(727)	$2,836

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.9%		33.4%

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2013 and 2012

Subscription revenues and related cost of sales were approximately $8,780,000 and $1,755,000, respectively, for the three months ended September 30, 2013, resulting in a gross profit for the Reis Services segment of approximately $7,025,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $395,000 during this period. Subscription revenues and related cost of sales were approximately $7,827,000 and $1,476,000, respectively, for the three months ended September 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $6,351,000. Amortization expense included in cost of sales was approximately $330,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $279,000 is a result of an increase in amortization expense of $65,000 with the remainder from increased employment related costs, specifically from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Sales and marketing expenses were approximately $2,097,000 and $1,908,000 for the three months ended September 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $243,000 and $246,000 during the three months ended September 30, 2013 and 2012, respectively. The increase in sales and marketing expenses between the two periods of approximately $189,000 reflects increased employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Product development expenses were approximately $836,000 and $661,000 for the three months ended September 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $480,000 and $396,000 during the three months ended September 30, 2013 and 2012, respectively. Product development costs increased $175,000 due to a $84,000 increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements during 2012 and in May 2013, with the remainder from increased employment related costs from hiring during 2012 and 2013 coupled with compensation increases and higher benefit costs over the 2012 period.

General and administrative expenses of approximately $2,893,000 for the three months ended September 30, 2013 include current period expenses of approximately $2,407,000, depreciation and amortization expense of approximately $157,000 for lease value and furniture, fixtures and equipment, and approximately $329,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $412,000, offset by an approximate $83,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $18.49 per share at June 30, 2013 to $16.15 per share at September 30, 2013. General and administrative expenses of approximately $2,937,000 for the three months ended September 30, 2012 include current period expenses of approximately $2,170,000, depreciation and amortization expense of approximately $169,000 for lease value and furniture, fixtures and equipment, and approximately $598,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $501,000 and by an approximate $97,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.61 per share at June 30, 2012 to $11.44 per share at September 30, 2012. Excluding the non-cash expenses, the increase in general and administrative expenses of $237,000 is primarily a result of increased public company segment related professional fees, employment related costs from hiring during 2012, coupled with compensation increases and higher benefit costs over the 2012 period.

Interest expense of $28,000 for the three months ended September 30, 2013 is comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended September 30, 2013.

The aggregate income tax expense applicable to continuing operations was $469,000 during the three months ended September 30, 2013, reflecting deferred Federal tax expense of $384,000, deferred state and local tax expense of $79,000 and Federal AMT of $6,000. No provision for income taxes was recorded by the Company in the 2012 period as a result of the corresponding reduction in the Company’s allowance for deferred tax assets.

The loss from discontinued operations was $56,000 for the three months ended September 30, 2013 and primarily reflects $92,000 of legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement, offset by an income tax benefit of $36,000. The loss from discontinued operations of $(194,000) for the three months ended September 30, 2012 primarily is comprised of other professional fees and expenses.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Subscription revenues and related cost of sales were approximately $25,512,000 and $5,111,000, respectively, for the nine months ended September 30, 2013, resulting in a gross profit for the Reis Services segment of approximately $20,401,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,144,000 during this period. Subscription revenues and related cost of sales were approximately $22,647,000 and $5,007,000, respectively, for the nine months ended September 30, 2012, resulting in a gross profit for the Reis Services segment of approximately $17,640,000. Amortization expense included in cost of sales was approximately $1,555,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $104,000 is a result of an increase from employment related costs, specifically from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period, offset by a reduction in amortization expense of $411,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the 2012 second quarter.

Sales and marketing expenses were approximately $6,098,000 and $5,459,000 for the nine months ended September 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $731,000 and $738,000 during the nine months ended September 30, 2013 and 2012, respectively. The increase in sales and marketing expenses between the two periods of approximately $639,000 reflects increased employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs over the 2012 period.

Product development expenses were approximately $2,349,000 and $1,741,000 for the nine months ended September 30, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $1,434,000 and $1,013,000 during the nine months ended September 30, 2013 and 2012, respectively. Product development costs increased $608,000 due to a $421,000 increase in amortization expense for web site costs capitalized and amortization expense commencing in the period for significant product introductions and improvements during 2012 and in May 2013, with the remainder from increased employment related costs from hiring during 2012 and 2013 coupled with compensation increases and higher benefit costs over the 2012 period.

General and administrative expenses of approximately $9,167,000 for the nine months ended September 30, 2013 include current period expenses of approximately $7,137,000, depreciation and amortization expense of approximately $468,000 for lease value and furniture, fixtures and equipment, and approximately $1,562,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,451,000 and by an approximate $111,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $16.15 per share at September 30, 2013. General and administrative expenses of approximately $8,866,000 for the nine months ended September 30, 2012 include current period expenses of approximately $6,583,000, depreciation and amortization expense of approximately $493,000 for lease value and furniture, fixtures and equipment, and approximately $1,790,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,667,000 and by an approximate $123,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $11.44 per share at September 30, 2012. Excluding the non-cash expenses, the increase in general and administrative expenses of $554,000 is primarily a result of increased public company segment related professional fees, employment related costs from hiring during 2012, coupled with compensation increases and higher benefit costs over the 2012 period.

Interest expense of $84,000 for the nine months ended September 30, 2013 is comprised of unused facility fees and deferred financing cost amortization on the Company’s Revolver. There was no outstanding balance on the Revolver during the nine months ended September 30, 2013. Interest expense of $128,000 for the nine months ended September 30, 2012 includes interest and deferred financing cost amortization on the outstanding debt balance during that period.

The aggregate income tax expense applicable to continuing operations was $1,081,000 during the nine months ended September 30, 2013, reflecting deferred Federal tax expense of $892,000, deferred state and local tax expense of $183,000 and Federal AMT of

$6,000. No provision for income taxes was recorded by the Company during the nine months ended September 30, 2012 as a result of the corresponding reduction in the Company’s allowance for deferred tax assets in that period.

The loss from discontinued operations was $246,000 for the nine months ended September 30, 2013 and primarily reflects $485,000 of legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during that period and an income tax benefit of $159,000. The loss from discontinued operations of $(12,844,000) for the nine months ended September 30, 2012 primarily is comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $584,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $8,706,000 and $9,622,000 at September 30, 2013 and December 31, 2012, respectively, of which $795,000 and $1,065,000 is reflected as a net current asset and $7,911,000 and $8,557,000 is reflected as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

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

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has determined that a valuation allowance of approximately $15,217,000 at September 30, 2013 and December 31, 2012, was necessary. The allowance relates primarily to NOL carryforwards and AMT credits. The Company will continue to evaluate the amount of valuation allowance on deferred tax assets during 2013 and subsequent years based on such factors as historic profitability levels and forecasts of future taxable income.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually, and we expect it to continue to do so. Cash and cash equivalents aggregated approximately $10,242,000 at September 30, 2013, an increase of $5,281,000 from the December 31, 2012 balance of approximately $4,961,000.

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

At September 30, 2013, the Company’s other short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the web site and databases; operating leases; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $407,000 at September 30, 2013 based upon the closing stock price of the Company at September 30, 2013 of $16.15 per share); and the payment of employee taxes on vested equity awards, for which the employee used shares to settle his/her minimum withholding tax obligations with the

Company. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company expects that in 2013, it will be able to utilize its NOLs for Federal income tax purposes and that taxes to be paid will be for state and local income taxes and Federal AMT.

The Company’s long-term liquidity requirements include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the potential settlement of certain outstanding stock options in cash; the payment of employee taxes on vested equity awards, for which the employee used shares to settle his/her minimum withholding tax obligations with the Company; and repurchases of additional shares of Reis common stock. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments in 2013 and 2014 are expected to be for alternative state and local taxes, state and local taxes on income and Federal AMT, but not for Federal income taxes. Subsequent to 2014, tax payments are expected to be for alternative state and local taxes and Federal AMT, but not for Federal, state or local taxes on income.

Changes in Cash Flows

Cash flows for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	For the Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$9,991,489	$2,421,693
Net cash (used in) investing activities	(3,429,529)	(3,073,293)
Net cash (used in) financing activities	(1,280,376)	(6,542,204)

Net increase (decrease) in cash and cash equivalents	$5,281,584	$(7,193,804)

Cash flows provided by operating activities increased $7,569,000 from $2,422,000 provided in the 2012 period to $9,991,000 provided in the 2013 period. This increase was primarily the result of increased operating cash flow from the Reis Services segment of $3,137,000 from $10,288,000 provided in the 2012 period to $13,425,000 provided in the 2013 period due to growth in revenue and EBITDA and the timing of accounts receivable collections. In addition, 2012 operating cash flows were negatively impacted by the Gold Peak settlement payment in August 2012 of $5,000,000.

Cash flows used in investing activities increased $357,000 from $3,073,000 used in the 2012 period to $3,430,000 used in the 2013 period. This change resulted from an increase of cash used in the 2013 period as compared to the 2012 period for web site and database development costs for continuing product development and enhancement initiatives, as well as cash used for furniture, fixture and equipment purchases in 2013 for the additional office space we have leased to house our growing employee base.

Cash flows used in financing activities decreased $5,262,000 from $6,542,000 used in the 2012 period to $1,280,000 used in the 2013 period. During the 2012 period, the Company’s remaining debt of $5,691,000 was completely repaid; whereas in the 2013 period no debt was incurred and no payments were made. Payments for restricted stock unit settlements were approximately $1,280,000 and $851,000 in the 2013 and 2012 periods, respectively; the increase of $429,000 is due to the higher average price of our common stock in 2013 than in 2012.

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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	revenues and other performance measures such as income from continuing operations, EBITDA and Adjusted EBITDA may be lower than expected;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	inability to access adequate capital to fund operations and investments in our business;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatened or future litigation; and

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

At September 30, 2013 and December 31, 2012, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and nine months ended September 30, 2013 and throughout 2012, the Company did not have any interest rate caps. No debt was outstanding at September 30, 2013 and December 31, 2012.

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

Item 4.   Controls and Procedures.

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2013 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings.

Reis, Inc. and two of its subsidiaries were the subject of a suit brought by the homeowners association at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012 finding Reis, its subsidiary, Gold Peak at Palomino Park, LLC and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis reached a settlement with the plaintiff, providing for a total payment by Reis of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the nine months ended September 30, 2013, the Company recovered $80,000; no amounts were recovered during the three months ended September 30, 2013.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all damages stemming from this failure to engage and settle. Additionally, the Company has added claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. Trial in this comprehensive insurance action is scheduled for June 2014. The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three and nine months ended September 30, 2013, the Company did not repurchase any shares of common stock.

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

Dated: October 31, 2013