Form 10-K
period 2013-12-31
Reis, Inc.
filed 2014-03-06
CIK 1038222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $158,000,000 based on the closing price on the NASDAQ Global Market for such shares on June 28, 2013. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 11,057,767 as of March 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2014 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

PART I

Item 1. Business.

Organization

Reis, Inc. is a Maryland corporation. When we refer to “Reis” or the “Company,” we are referring to Reis, Inc. and its consolidated subsidiaries. The Company provides commercial real estate market information and analytical tools to real estate professionals, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

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

Product Overview

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; and Mobiuss Portfolio CRE, or Mobiuss, launched in early 2013 and aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Industry Dynamics

The size of the U.S. commercial real estate (CRE) market is estimated at $6.7 trillion; approximately 30% of annual transaction volume is driven by institutional investors1. Traditionally, investors and other professionals in the CRE market have been less data intensive and analytical compared to their peers in other asset classes. This is changing rapidly, as varied market participants demand timely and highly disaggregated data and analytics to support all aspects of decision-making throughout the commercial real estate lifecycle. Market professionals, such as property owners, developers and builders, banks and non-bank lenders, increasingly require access to information on supply, demand, asking and effective rents, lease terms, sales prices and detailed data on transactions. Reis has designed a suite of products and reports that are responsive to the decision-support needs of CRE professionals during periods of healthy fundamentals and a high volume of transactions, as well as during market downturns when valuations and sales volumes are depressed.

Since mid-2008, regulatory requirements (such as mark-to-market policies, Basel II and Basel III) and guidance from the Federal Reserve and FDIC have increased the need among regulated banks for market and portfolio monitoring. These requirements have generated demand for accurate and timely information, as well as access to valuation tools to evaluate the underlying collateral supporting mortgages and mortgage-related securities. For example, the Federal Reserve conducts an annual exercise known as the Comprehensive Capital Analysis and Review (CCAR) in which financial institutions conduct stress tests using downside economic and market scenarios from which they develop capital allocations and reserves. In addition, there has been increasing interest among REITs and other equity investors to monitor and update the net asset values of the commercial real estate in their portfolios. There is

[1]	Prudential Real Estate Investors: A Bird’s Eye View of Global Real Estate Markets: 2012 Update (February 2012).

also heightened interest for CRE market information and analytics by corporations in response to the increasing prominence of commercial real estate on balance sheets and the prospect of additional disclosure that may be required by the FASB and IASB.

Reis’s market data and forecasts indicate a generally improving U.S. CRE market that will continue to strengthen over at least the next five years and encourage heightened levels of development, finance and transaction activity. Stabilizing or tightening occupancies and rising rents and prices will generate higher volumes of underwriting, valuation and acquisition due diligence and stimulate increasing demand for Reis’s products.

Operations

As commercial real estate markets grow in size and complexity, Reis continues to invest in the databases, technologies, intellectual capital and personnel critical to supporting the information needs of commercial real estate professionals. Specifically, Reis has:

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

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on property performance, new construction and sales comparables. The significant characteristics of the Reis databases include:

•	Breadth - coverage of six property types, including apartment, office, retail, warehouse/distribution, flex/research & development and self storage properties;

•	Geography - national coverage of up to 275 of the largest U.S. metropolitan CRE markets, over 6,800 discrete market areas and segments with submarket boundaries proprietary to Reis;

•	Depth - captures critical information such as occupancies, rents, rent discounts, tenant improvement allowances, lease terms, expenses, buyer, seller, purchase price, capitalization rate, financing details and other key factors;

•	History - up to 34 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available monthly or quarterly and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the six types of commercial real estate covered by Reis:

	December 31,
	2013	2012
Apartment	275	200
Retail	190	190
Office	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	30

Reis programmatically expands its property level and market coverage by geography and property type. During 2013, Reis expanded its geographic coverage of the apartment sector by adding 75 apartment markets, bringing its coverage to 275 apartment markets. Reis also expanded its geographic coverage of the self storage sector in 2013 by adding 20 markets, bringing its coverage to 50 self storage markets. In May 2014, Reis will introduce coverage on its seventh property type, senior housing/congregate care.

Reis’s core property database contains information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development and self storage sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Reis also maintains a sales comparables database containing transactions in up to 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our six property types, as well as for hotel properties.

Reis’s long-standing relationships with thousands of data sources, including building owners, property managers and agents, represent a unique and highly valuable asset that has required decades of investment. The Company is recognized by the industry and the business and trade press as the premier source of objective, timely and granular market information, a reputation attributable to several factors: (1) Reis is viewed as independent as it does not compete as a broker in the listings space; and (2) Reis information is used by owners and managers in underwriting, due diligence and marketing packages.

Products and Services

Reis has invested in a robust technology infrastructure to disseminate a number of market information products to meet the demands of a wide variety of commercial real estate market professionals, from a financial institution seeking an integrated commercial real estate portfolio management platform, to a single access user seeking market intelligence through ReisReports. Reis is continually upgrading and expanding its product offering to reach new markets and new types of consumers of commercial real estate information.

Reis SE

Reis SE (“Subscriber Edition”), available at www.reis.com, is the Company’s flagship product, designed to assist in market research, due diligence and support of commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring, asset management and appraisal. Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution, flex/research & development and self storage) or on the market/submarket level and are available as full color, presentation quality documents or in spreadsheet formats.

Key features of Reis SE include:

•	Market Reports - On a monthly basis, Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, and self storage property types in up to 275 metropolitan areas and more than 6,800 discrete market areas and segments.

•	Rent Comparables - Based on a user specified area, Reis supplies property level performance data such as rents and vacancies, as well as comp group summary statistics, including concessions, operating expenses and lease terms.

•

Sales Comparables - Reis maintains a sales comparables database containing transactions in up to 277 metropolitan areas. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000, for seven property types including hotel properties.

•	Single Property Valuation - Designed to help clients better quantify the value and risk associated with their commercial real estate holdings, the valuation module utilizes three valuation methods – discounted cash flow, direct capitalization and sales price per square foot – supported by comparable transactions in the local market.

•	“First Glance” Reports - Quarterly narrative reports provide an early assessment of the apartment, office, retail and industrial sectors across the U.S. and commentary on new construction activity.

•	Quarterly Briefings - Two conference calls each quarter attended by hundreds of Reis subscribers, plus members of the media, during which Reis economists provide an overview of the latest high-level findings and forecasts for the commercial real estate space and capital markets.

•	Real Estate News and Commentary - “Executive Briefings,” the Reis “Observer” and news stories selected by Reis analysts from among hundreds of sources to provide news relevant to a particular market and property type.

•	Email Alerts - Customizable email alerts that let users receive proactive updates on markets of interest.

Access to Reis SE is by secure password and can be customized to accommodate the coverage, property type and analytical needs of subscribers. For example, the product can be tailored to provide access to all or only selected markets, property types and report combinations.

ReisReports

ReisReports is a product tailored to meet the needs of smaller enterprises and individuals, professional investors, brokers and appraisers, available at www.ReisReports.com. Although providing subscribers with less content and a more limited number of reports, ReisReports utilizes the same proprietary database that supports Reis SE. Depending on the package chosen by the ReisReports subscriber, content is available on a monthly or annual subscription basis at affordable price points.

The addressable subscriber market for ReisReports includes hundreds of thousands of prosumers and small enterprises. To expand the total user base of ReisReports, the Company markets through various traditional and online media channels. Management believes that there is a significant opportunity to market monthly and annual subscriptions to CRE professionals active in individual metropolitan areas.

Mobiuss Portfolio CRE

Launched in the first quarter of 2013 and developed in partnership with Opera Solutions LLC, Mobiuss enables clients to quickly and thoroughly assess portfolio risks and opportunities by integrating client loan and property information with Reis property and submarket data and Opera Solutions’ credit analytics. Opera Solutions is a leader in “Big Data” science, predictive analytics and technological innovations. The Company has a multi-year 50% revenue sharing agreement with Opera Solutions for Mobiuss. The solution is delivered in a web-based, visually engaging interface. Mobiuss is targeted to both debt and equity capital providers active in U.S. commercial real estate and, specifically, to banks with significant CRE loan exposure.

As a loan-level analysis and surveillance platform, Mobiuss enables property valuation, credit analysis, stress testing, benchmarking and portfolio pricing. In addition to providing credit default metrics such as expected losses and probabilities of default at the loan and portfolio levels, outputs include forecasted collateral operating incomes and values under multiple economic scenarios. These features allow clients to integrate internal data to create customizable scenario forecasts to meet regulatory stress testing requirements, set loan loss reserves and monitor their collateral.

The Mobiuss platform is intended for both large and small lending institutions, CMBS and equity investors, among others. Mobiuss has been designed in a modular fashion that allows banks of varying asset sizes to select the applications and price points most appropriate to the scale of their CRE portfolios.

Data Redistribution/ Marketing Alliances

The Company has established data redistribution agreements with information service providers such as Thomson Reuters, Bloomberg and SNL Financial, among others, as part of a strategy designed to raise brand awareness and generate sales leads for Reis’s information and services. Over time, third party users may enter into agreements with Reis directly in order to gain access to the full suite of reports and analytical modules. The Company’s data redistribution agreements are typically multi-year contracts in length, do not afford access to Reis’s proprietary database and provide limited views of Reis’s market data. Reis has also established marketing alliances with the Appraisal Institute and the Certified Commercial Investment Member Institute (“CCIM”) to promote ReisReports to its memberships through discounts, e-mail outreach, website advertising and newsletter ads.

As an example of a data redistribution arrangement, Bloomberg Professional subscribers have access to Reis’s market information at {REIS < GO > } which is also integrated across property and credit valuation tools on Bloomberg’s Commercial Mortgage Backed Security (CMBS) product. Bloomberg subscribers can access Reis’s proprietary supply, demand and price data for the nation’s largest metropolitan apartment, office, retail and industrial markets.

Cost of Service

Reis’s data is made available in six ways, with price points that are reflective of the level of content being made available:

•	annual and multi-year subscriptions to Reis SE ranging in price from $1,000 to over $1,000,000, depending upon the subscriber’s line of business and the combination of markets, property types and reports subscribed to, for which the subscriber is typically allowed to download an unlimited number of reports over the subscription period; renewals for Reis SE are negotiated in advance of the expiration of an existing contract based on factors such as a subscriber’s historical and projected report consumption;

•	annual and multi-year subscriptions to Mobiuss typically ranging in price from the low tens of thousands of dollars into the hundreds of thousands of dollars;

•	capped Reis SE subscriptions ranging in price from $1,000 to $25,000, allowing clients to download a fixed retail value of reports over a period of up to twelve months;

•	subscriptions to ReisReports, which are charged to a credit card, having a retail price ranging up to $150 per month (monthly or annual pricing options are available);

•	custom data deliverables ranging in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis; and

•	individual reports, which can be purchased with a credit card, having retail prices up to $999 per report, are available to anyone who visits Reis’s retail web site or contacts Reis via telephone, fax or email; however, certain reports are only available with an annual subscription or capped subscription account.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Subscribers

At December 31, 2013, Reis had 994 enterprise subscribers under signed contracts for its core Reis SE product. A subscribing entity may have one or many users entitled to access Reis SE. These numbers do not include users who pay for individual reports by credit card, subscribers to our ReisReports product or users of information available on third party platforms through our data redistribution relationships.

The vast majority of the Company’s largest subscribers have utilized Reis’s core product for many years and have represented a stable user and revenue base. Subscribers include banking institutions, property owners, brokers, lessors, builders, REITs, pension funds, insurance companies, developers, commercial banks, non-bank lenders, equity investors, appraisers, accountants, consultants, academia, and government institutions. At December 31, 2013 84% of Reis’s customers (based on total customer dollars) are debt and equity capital providers, with banks and other financial institutions comprising 56% and investment funds and equity owners comprising 28%; service providers account for the remaining 16%.

Customer Service and Training

Reis focuses intensively on proactive training and customer support. Reis’s customer service team offers customized on-site training and web-based and telephonic support, as well as weekly web-based training seminars open to all Reis SE subscribers. The corporate training team also visits with a large proportion of Reis SE subscribers on an ongoing basis. Additional points of subscriber contact include mid-year service reviews, a web-based subscriber feedback program and account manager visits. All of these contacts are used to assist subscribers with their utilization of Reis SE and identify opportunities for product adoption and increased usage and to solicit subscriber input for future product enhancements. Similarly, support and training are available to our ReisReports and Mobiuss subscribers.

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

We have registered the trademarks for “Reis,” “Reis Reports,” the Reis logo and “Your Window Onto the Real Estate Market.”

Competition

Despite its multi-trillion dollar size, the commercial real estate industry continues to be underserved by information resources. Compared to equity and fixed income professionals, CRE practitioners have fewer options in meeting their market information and analytical needs. The disparity in available information resources is due, in part, to the limited reporting requirements imposed on private CRE firms which represent the majority of the industry. However, real estate transactions involve multiple participants who all require accurate historical and current market information. Therefore, in order to provide comprehensive and value-added products for all CRE practitioners, a database of commercial properties must be largely built from proprietary sources over many years. Key factors that influence the competitive position of commercial real estate information vendors include: the depth and breadth of underlying databases; ease of use; flexibility and functionality of the customer interface; the ability to keep the data up-to-date and accurate; frequency of reporting; scope of coverage by geography and property type; customer training and support; adoption of the service by industry leaders; consistent product innovation; recognition by general business and trade media; and price.

Reis’s senior management believes that, on a national level, only a small number of firms serve the market information needs of U.S. commercial real estate investors and lenders. Reis competes directly and indirectly for subscribers with online services or web sites targeted to commercial real estate professionals such as CoStar Group, Inc. (or CoStar) (including its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Inc., Xceligent, and CBRE Econometric Realty Advisors (formerly known as Torto Wheaton Research), a wholly-owned subsidiary of CB Richard Ellis, as well as with various local and regional data providers covering selected markets and in-house real estate research departments. Another source of information has been market reports published by brokerage firms, although the promotional nature of many of these publications and their irregular publishing schedule make them less reliable as an ongoing resource for many CRE practitioners.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997 as Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010, sold its remaining project in East Lyme, Connecticut in bulk in April 2011, and settled construction defect litigation at the aforementioned Colorado project in 2012.

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

Additional Segment Financial Information

See Note 3 of the consolidated financial statements, included in this filing, for information regarding the Company’s segments.

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

The Company had 208 employees as of December 31, 2013.

The Company is a Federal government contractor and an equal opportunity employer. When we have an open position, it is our policy to hire the best qualified applicant for the position, without regard to race, color, religion, sex, national origin, disability, veteran status or other category protected by applicable law. We welcome applications from qualified persons with disabilities, covered veterans, minorities, women and other qualified applicants.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenues, expenses, asset quality, or other future financial or business performance, strategies, prospects or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

•	statements relating to future services and product development of the Reis Services segment;

•	statements relating to business prospects, potential acquisitions, sources and uses of cash, revenue, expenses, income (loss) from continuing or discontinued operations, cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA, Adjusted EBITDA and Aggregate Revenue Under Contract; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

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

We must acquire new subscribers and expand our business with our current subscribers in order to grow our business. Our ability to grow our business will be adversely impacted to the extent that current subscribers reduce or discontinue the use of our products and web sites, including Reis SE, Mobiuss and ReisReports, or if we are unable to locate and have prospects subscribe to Reis SE, Mobiuss and ReisReports. This may occur due to budgetary constraints, which was particularly true during the height of the economic downturn in 2008 and 2009, or if our product offering is less competitive with those of other companies in our industry. Prior to 2008, our overall trailing twelve month renewal rates were above 94% for many years. In the latter part of 2008 and in 2009, we experienced an overall decrease in the total number of our subscribers and a reduction in our trailing twelve month renewal rates. The overall trailing twelve month renewal rate fell to a low of 83% at September 30, 2009. The trailing twelve month renewal rate at December 31, 2013 was 91%. There can be no assurance that we will be successful in continuing to identify and sell to additional subscribers, expand business from our existing subscribers or either maintain our existing renewal rates or increase our renewal rates to pre-recession levels.

Our revenues are concentrated among certain key subscribers.

We had 994 and 844 enterprise subscribers to Reis SE at December 31, 2013 and 2012, respectively. The largest individual subscriber accounted for 3.4% and 4.2% of our revenue for the years ended December 31, 2013 and 2012, respectively. If we were to experience a reduction or loss of business from a number of our largest subscribers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our profitability, financial condition and cash flows. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations among our subscribers and potential subscribers and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our subscribers and potential subscribers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

The market for information, analytics and decision support services in general is highly competitive and rapidly changing. We compete with (1) local companies that offer commercial real estate research with respect to their specific geographic areas and (2) national companies that offer national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including both its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Xceligent, and CBRE Econometric Realty Advisors. Some of our competitors, either alone or with affiliated entities, may have greater name recognition, larger subscriber bases or greater financial, technical or marketing resources than we have. In addition, some competitors may be able to undertake more effective marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees and business partners or respond more quickly to new or emerging technologies or changes in subscriber requirements. Competition could negatively impact our revenues, profitability, financial condition and cash flows.

We may not be able to maintain Reis Services’s historical rates of growth in revenues or EBITDA.

Historically, Reis Services has experienced revenue and EBITDA growth (EBITDA is earnings (defined as income (loss) from continuing operations), before interest, taxes, depreciation and amortization). Reis Services’s annual revenue grew by 14.9% from 2011 to 2012 and by 11.2% from 2012 to 2013. On a pro forma basis, revenue grew 12.8% from 2011 to 2012 and 13.2% from 2012 to 2013 after consideration of certain pro forma items in 2012, as more fully described in Item 7. The fourth quarter and annual 2013 revenue was the highest quarterly and annual revenue in the Company’s history. It also marks the 15th consecutive quarterly increase in revenue over the prior year’s corresponding quarter. There can be no assurance that our revenues will continue to grow at or in excess of our recent performance pace, on a consecutive quarter and annual basis, on a year over year basis, or at all in the future.

Reis Services’s annual EBITDA grew by 17.8% from 2011 to 2012 and by 12.1% from 2012 to 2013. On a pro forma basis, EBITDA grew 12.5% from 2011 to 2012 and 17.3% from 2012 to 2013, after consideration of certain pro forma items in 2012, as more fully described in Item 7. Expenses will increase in the future, including expenses for content maintenance, sales, marketing and product development, with the expectation that these expense increases will drive future revenue growth; however, such additional expenses could result in reduced margins or profitability, or negatively impact liquidity in the near term, and if not successful, may negatively impact margins, profitability and liquidity in the long term. There can be no assurance that our EBITDA will continue to grow at or in excess of our recent performance pace, on a consecutive quarter and annual basis, on a year over year basis, or at all in the future. There can be no assurance that we will be able to maintain or expand our EBITDA or EBITDA margins for the Reis Services segment, or on a consolidated basis, in the future. EBITDA is a non-GAAP financial measure within the meaning of the rules and regulations of the Securities and Exchange Commission. See Item 7 for a reconciliation of EBITDA to the most comparable GAAP measure, income from continuing operations.

If our growth rates decline, or if revenue and/or EBITDA decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline.

We must continue to obtain information from multiple sources.

The quality of our databases supporting our products depends substantially on information provided by a large number of sources, including commercial real estate brokers, agents and property owners, as well as from public sources, such as tax assessors, deed recorders, planning and zoning boards, corporate web sites, the business and trade press, and selected third party vendors of business information. If we are unable to collect information from a significant number of these sources, our products could be negatively affected, potentially resulting in an increase in subscriber cancellations and a failure to acquire new subscribers.

Our revenues, expenses and operating results could be affected by general economic conditions or by changes in commercial real estate markets, which are cyclical.

Our business and the commercial real estate industry are sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenues, expenses, profitability or cash flows, such as:

•	periods of economic slowdown or recession in the U.S. or locally;

•	budgetary and financial burdens on our subscribers and potential subscribers;

•	mergers, acquisitions, failures or government takeovers of our subscribers and potential subscribers;

•	governmental intervention in economic policy;

•	inflation or deflation;

•	flows of capital into or out of real estate investment in the U.S. or various regions of the U.S.;

•	changes to the manner in which transactions are financed;

•	changes in the risk profile of real estate assets and collateral for financings;

•	changes or consolidation in the real estate industry;

•	changes in levels of rent, absorption, leasing activity or appreciation of asset values;

•	changing interest rates;

•	changes in tax and accounting policies;

•	changes in the cost and availability of capital;

•	lower consumer confidence;

•	wage and salary levels;

•	war, terrorist attacks or natural disasters; or

•	the public perception that any of these conditions may occur.

If our subscribers choose not to use Reis SE, Mobiuss or ReisReports because of any of these factors, and we are not successful in attracting new subscribers, our revenues, expenses, EBITDA, margins, profitability, cash flows or stock price could be negatively affected.

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

Our Mobiuss product is dependent upon the activities of another organization over which we do not exercise control. Mobiuss has been developed with, and is being co-marketed with, Opera Solutions, an unrelated third party. Opera Solutions is a leader in “Big Data” science, predictive analytics and technological innovations. The Mobiuss product is a combination of Reis’s commercial real estate market information and forecasts with Opera Solutions’s risk analytics and web-based technologies. If Opera Solutions fails to devote the time, capital and resources to the continuing development and support of the Mobiuss product, and if Reis cannot either replace Opera Solutions with another party or perform the functions for itself, sales of Mobiuss to new subscribers or the renewal of subscriptions to existing Mobiuss subscribers could be negatively impacted resulting in a reduction in revenue, and negatively impacting our EBITDA, margins, profitability and cash flows.

Our ReisReports and Mobiuss offerings may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.

We expect to continue to expand our ReisReports and Mobiuss product offerings during 2014 which could result in increased expenses. If our costs for these efforts exceed our expectations, our profitability and financial position could be adversely affected. In addition, if we incur additional costs to expand these products and we are not successful in marketing or selling these expanded services, this could have an adverse effect on our financial position by increasing our expenses without increasing our revenues, impacting margins, profitability and cash flows.

If we fail to protect confidential information against security breaches, or if subscribers are reluctant to use our products because of privacy concerns, we might experience a loss in profitability.

Pursuant to the terms and conditions of use on our web sites, as part of our subscriber registration process, we collect and use personally identifiable information. Industry-wide incidents or incidents with respect to our web sites, including theft, alteration, deletion or misappropriation of information, security breaches, malevolent activities by computer hackers, viruses (or anything else that may contaminate or cause destruction to our systems), or changes in industry standards, regulations or laws could deter people from using the Internet or our web sites to conduct transactions that involve the transmission of confidential information, which could harm our business. Under the laws of certain jurisdictions, if there is a breach of our computer systems and we know or suspect that unencrypted personal subscriber data has been stolen, we may be required to inform any subscribers whose data was stolen and we may be subjected to liability, which could harm our reputation and business.

Certain state laws require businesses that maintain personal information in electronic databases to implement reasonable measures to keep that information secure. Various states have enacted different and sometimes contradictory requirements for protecting personal information collected and maintained electronically. We may face adverse publicity if we are not able to comply with laws requiring us to take adequate measures to assure the confidentiality of the personally identifiable information that our subscribers have given to us. This could result in a loss of customers and revenue. Even if we are in full compliance with all relevant laws and regulations, we still may face liability or disruption to our business if we do not comply in every instance or if the security of the customer data that we collect is compromised, regardless of whether our practices comply or not.

Our business could be harmed if we are unable to maintain the integrity and reliability of our data and forecasts.

Our success depends on our subscribers’ confidence in the comprehensiveness, accuracy, and reliability of the data and forecasts we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, we depend to a large degree on information provided to us on a voluntary basis by third parties, including commercial real estate brokers, agents and property owners. Our Mobiuss product involves the delivery of portfolio analytics derived from the combined expertise of Reis and Opera Solutions, a third party; we are not in control of Opera Solutions’s technology, intellectual property or economic or financial models in connection with the delivery of its portion of the Mobiuss product. Further, data is susceptible to electronic malfeasance including theft, alteration, deletion, viruses and malevolent activities by computer hackers. In addition, our reports and conference calls for the benefit of our subscribers may contain forecasts with respect to real estate trends. Although our contracts contain language limiting our liability if any of our data or forecasts are inaccurate or are later not borne out by actual results, for any of the above reasons, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data and forecasts.

We may be unable to enforce or defend our ownership or use of intellectual property.

Our business depends in large measure on the intellectual property utilized in our methodologies, software and database. We rely on a combination of trademark, trade secret, database protection and copyright laws, registered domain names, non-disclosure, non-competition and other contractual provisions with employees, vendors and consultants, work-for-hire provisions, restrictive license agreements with subscribers and technical security measures to protect our proprietary intellectual property rights. However, we do not hold Federal registrations covering all of our trademarks and copyrightable materials. We also do not own any patents or patent applications. In addition, current law may not adequately protect our databases and data, and legal standards relating to the validity, enforceability and scope of protection of proprietary rights in online businesses are uncertain and evolving. Our business could be significantly harmed if we do not continue to protect our intellectual property.

In addition, notwithstanding our efforts to protect our intellectual property, third parties may misappropriate our data through web site scraping, robots or other means and aggregate this data on their web sites with data from other companies. In addition, copycat web sites may misappropriate data on our web site and attempt to imitate the functionality of our web site. We may not be able to detect all such web sites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. Available remedies may not be adequate to protect us against the misappropriation of our data, and any measures that we may take could require us to expend significant financial resources.

We also could be significantly harmed if claims are made against us alleging infringement of the intellectual property rights of others. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle, and could require the expenditure of substantial amounts of time and/or money.

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

Additionally, our services substantially depend on systems provided by third party vendors and service providers, over whom we have little or no control. Interruptions in service could result from the failure of data providers, telecommunications providers, or other third parties, including due to break-ins, unauthorized access, computer viruses, vandalism, fire, floods, severe weather, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similarly damaging events. We depend on these third party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third party providers or any failure of third party providers to handle higher volumes of user traffic could harm our business.

Our internal network infrastructure could be disrupted or penetrated, which could materially impact both our ability to provide services and subscribers’ confidence in our services.

Our operations depend upon our ability to maintain and protect our computer systems. While we believe that our systems, most of which are redundant and independent systems in separate locations, are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, computer viruses, vandalism, fire, floods, severe weather, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similarly damaging events. Although we maintain insurance against fires, floods, and general business interruptions, the amount and types of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or block our ability to provide services, which could significantly impact our business.

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

As part of our subscriber registration process, our subscribers agree to receive emails and other communications from us. In addition, we use email and other online marketing techniques to reach potential subscribers, particularly for our Reis SE and ReisReports products. We may be subject to restrictions on our ability to communicate through email and phone calls, even with existing subscribers. The U.S. and other jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by Federal and state governments, regulatory agencies or foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on our web sites, the information or services we provide, or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties, damage our reputation, increase our costs or make our services less attractive.

Litigation or governmental investigations in which we become involved may significantly increase our expenses and adversely affect our stock price.

From time to time, we are a party to various lawsuits. Any lawsuits, threatened lawsuits or governmental investigations in which we are involved could cost us a significant amount of time and money to defend, could distract management’s attention away from operating our business, could result in negative publicity and could adversely affect our stock price. In addition, if any claims are determined against us or if a settlement requires us to pay a large monetary amount or take other action that materially restricts our operations, our profitability could be significantly reduced and our financial position could be adversely affected. Our insurance may not be sufficient to cover any losses we incur in connection with litigation claims.

Reis develops and maintains three highly curated, proprietary databases of U.S. commercial real estate. On an ongoing basis Reis surveys and receives data from building owners, leasing agents and managers, as well as from multiple data sources. None-the-less, we may be subject to legal liability for collecting, displaying or distributing information. We may also be subject to claims based on the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims.

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

Our revenues, expenses, operating results, margins, financial condition and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results, margins, financial condition and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

•	our ability to obtain new subscribers and retain existing subscribers;

•	changes in our marketing or other corporate strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	changes in the volume, timing or price of custom data deliverables;

•	costs related to acquisitions of businesses or technologies;

•	competition;

•	changes or consolidation in the real estate industry;

•	changes in subscriber budgets;

•	interest rate fluctuations;

•	inflation;

•	changes in accounting policies or practices; and

•	other factors outside of our control.

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

We may in the future attempt to further expand our markets and services in part through acquisitions of complementary businesses, services, databases and technologies. Mergers and acquisitions are inherently risky, and we cannot assure you that future acquisitions, if any, will be successful. The successful execution of any future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions. Acquisitions involve numerous risks and uncertainties, including the potential unavailability of financial resources necessary to consummate acquisitions, the potential inability to identify all of the risks and liabilities inherent in a target company, the diversion of management’s attention from the operations of our business and strain on our existing personnel. In addition, any acquired businesses would generally be subject to the other risks described under this “Risks Related to the Reis Services Business and the Information Services Industry Generally” section.

Failure to manage and successfully integrate acquired businesses could harm our business. Integration of acquired entities can involve significant difficulties, such as strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or add management resources, possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business and failure to obtain and retain key personnel of an acquired business. In addition, if we finance acquisitions by incurring additional debt, our financial condition or liquidity could be adversely impacted. If we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, existing stockholders’ ownership may be diluted.

Risks Related to Our Discontinued Operations (Residential Development Activities)

We may be exposed to risks associated with our prior development, construction and sale of residential units, and our prior ownership of real property generally.

Reis and certain of its subsidiaries were exposed to significant losses and other expenses associated with construction defect litigation at its Colorado condominium project during 2012. Reis may be exposed in the future to other claims associated with its discontinued residential development activities, including its involvement in the development, construction and sale of single family homes or lots, or claims related to environmental remediation, dissatisfaction by homeowners and homeowners’ associations with the construction of homes and amenities by us and/or our developer partners, or other matters, which could result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to Reis’s reported discontinued operations, financial condition and cash flows. See Note 10 to the Company’s consolidated financial statements for information relating to the Company’s Gold Peak condominium project in Colorado.

We may be unable to recover any cash from insurance companies or other potentially responsible parties.

We continue to evaluate the cost and benefits of pursuing cash recovery efforts from insurance providers, subcontractors, other professionals, our partners or other potentially responsible parties related to the Gold Peak project. During 2012, Reis and certain of its subsidiaries settled with, and used $17,000,000 of cash on the balance sheet to pay the Gold Peak homeowners association. No portion of the $17,000,000 was provided by any of the other defendants, potentially responsible parties or insurance companies. Our recovery efforts may include litigation, mediation, settlement or trials. Recovery efforts through December 31, 2013 resulted in cash collections of $80,000 and $712,500 in 2013 and 2012, respectively. During 2014, we may incur additional legal and expert costs and allocate resources to our recovery efforts, which may not result in any cash recoveries. The amount of incurred costs, without any cash recoveries, could negatively affect our discontinued operating results, financial condition and cash flow.

Risks Related to Ownership of Our Common Stock, Our Capital Structure and Reis Generally

Our common stock is thinly traded; there may continue to be little or no liquidity for shares of our common stock; and our Board of Directors may take actions with which you disagree, which affect the trading price of our common stock.

Historically, our common stock has been thinly traded, and an active trading market for our common stock may not develop. In the absence of an active public trading market, investors trying to sell their shares may find it difficult to find buyers for their shares at prices quoted in the market or at all.

Our Board of Directors, or Board, may authorize transactions with respect to our common stock. These transactions may include a reverse stock split or odd-lot or other share repurchase programs, or the declaration of a one-time or recurring dividend. Between December 2008 and August 2011, the Board authorized the repurchase of up to an aggregate amount of $5,000,000 of our common stock, of which approximately $551,000 remained available for repurchase as of December 31, 2013. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008. All decisions regarding any such authorizations to repurchase stock will be at the discretion of our Board and will be evaluated from time to time in light of the Company’s liquidity and anticipated cash needs, the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, applicable law and other factors deemed relevant. If we effect any such repurchases, the liquidity of our common stock could be adversely affected due to the reduced number of shares that would be outstanding. In addition, a share repurchase program requires the payment of cash by Reis to stockholders, which could adversely impact our liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

If the Board were to declare a dividend, the cash used in such a dividend could adversely impact our liquidity; in addition, the resulting change in the investment profile of the Company could cause certain stockholders to purchase and/or sell our stock, potentially adversely affecting the market for and the market price of our common stock.

Certain of our executive officers and directors own a significant percentage of our stock, have significant control of our management and affairs, and may favor transactions or policies with which you disagree.

The named executive officers and directors of Reis in the aggregate beneficially owned approximately 24.9% of Reis’s outstanding common stock as of December 31, 2013. Of this total, Lloyd Lynford and Jonathan Garfield, each of whom is a founder, an executive officer and a director of the Company, beneficially owned 12.9% and 9.0%, respectively. A significant concentration of share ownership may adversely affect the trading price of a company’s common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. A concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control might be seen as beneficial to other Reis stockholders.

Our governing documents and Maryland law contain anti-takeover provisions that may discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Reis’s articles of amendment and restatement and bylaws contain provisions designed to discourage attempts to acquire control of Reis by merger, tender offer, proxy contest, or removal of incumbent management without the approval of our Board. These provisions may make it more difficult or expensive for a third party to acquire control of Reis even if a change of control might be seen as beneficial by other Reis stockholders. This could discourage potential takeover attempts and could adversely affect the market price of Reis’s common stock. Reis’s governing documents:

•	provide for a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change of control;

•	authorize the issuance of blank check stock that could be issued by Reis’s Board to thwart a takeover attempt;

•	provide that directors can only be removed for cause pursuant to a vote of two thirds of the shares entitled to vote for the election of directors; and

•	contain advance notice requirements for nominations of candidates for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, unless waived by the then existing board. Our Board may approve certain transactions or exempt certain interested stockholders at any time prior to a party becoming an interested stockholder. At December 31, 2013 and through the date of this annual report on Form 10-K, the Board has not approved any exemptions from the Maryland statute.

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

As of December 31, 2013, we had no debt outstanding; however, we may borrow amounts under the Revolver in the future. There have been instances in the past when we purchased interest rate caps on our outstanding debt to limit our exposure to significant interest rate increases. In deciding whether to purchase interest rate caps or other hedging instruments, we may weigh the value of protection against significant increases in interest rates against the cost of such instruments. The Company does not have any interest rate caps or other hedging instruments at December 31, 2013. Therefore, if interest rates increase, our interest costs on any outstanding borrowings would also increase, which may have a material adverse effect on our results of operations, financial condition and cash flows.

Our Revolver contains covenants that restrict our operations, which may negatively affect our ability to operate our business and limit our ability to take advantage of potential business opportunities. Declines in our operational performance could cause financial covenants to be violated on our outstanding debt.

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

The Revolver also contains other customary covenants, including covenants which require the Company to meet specified financial ratios and financial tests. If the Company were not able to comply with these covenants in the future, the failure to do so may result in the declaration of an event of default. Furthermore, certain events, such as the voluntary or involuntary filing by Reis under any bankruptcy, insolvency or similar law (which is not stayed or dismissed within certain time periods), will cause an event of default. In addition, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Revolver, which would require the Company to pay all amounts outstanding. If an event of default occurs, the Company may not be able to cure it within any applicable cure period, if at all. If the maturity of this indebtedness is accelerated, Reis Services or Reis may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. Furthermore, the Revolver is secured by Reis Services’s assets and, therefore, these assets would not be available to secure additional credit.

Our ability to use our net tax operating loss carryforwards will be subject to limitation and the generation of taxable income in the future.

The Company has aggregate net operating loss, or NOL, carryforwards aggregating approximately $66,006,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (VLP) and the Company’s operating losses prior to the Merger. Approximately $25,158,000 of these Federal NOLs are subject to an annual limitation of $2,779,000 per year, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. All of these losses may be utilized against consolidated Federal taxable income in the future. The actual ability to utilize the tax benefit of any existing NOLs will be dependent upon the Company’s ability to generate taxable income in the future, if at all. Under applicable tax regulations, these NOLs may not be usable in New York for state and city purposes in years that these NOLs are used for Federal purposes. This lack of symmetry between taxing authorities regarding the timing and usability of NOLs could result in paying taxes on income in New York State and New York City in 2014 and possibly 2015.

Federal, state and local tax audits may result in the payment of additional taxes, penalties and interest.

Our tax returns are subject to audit by Federal, state and local tax authorities. Currently, Reis’s Federal tax returns are open (subject to audit) for 2010, 2011 and 2012. Reis’s and a subsidiary’s New York State tax returns are under audit for the years 2004 to 2006 and are open, as a result of signed waiver, for the years 2007 to 2012. Reis’s and a subsidiary’s New York City tax returns are also open for the years 2004 to 2012 as well. The tax returns of another Reis subsidiary are open in Colorado for 2009 to 2012. All other tax years are closed. However, prior year tax returns giving rise to an NOL may be reviewable in connection with the audit of a later tax year when such loss is utilized. The ultimate resolution of the current audits and open tax years for New York State and New York City, as well as open tax years for Federal purposes, could result in the payment of additional tax, penalties and interest, which could negatively affect our profitability and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2013, the Company leases approximately 38,000 square feet of space in New York, New York under two leases, both of which expire in September 2016 and approximately 10,000 square feet of space in White Plains, New York, under one lease, which expires in September 2019.

Item 3. Legal Proceedings.

As disclosed in Note 10 to the Company’s consolidated financial statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 10 is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the NASDAQ Global Market under the symbol “REIS.” As of December 31, 2013, there were approximately 450 holders of record of our common stock. This number does not reflect beneficial holders of our common stock through accounts maintained at participants in the Depository Trust Company.

The high and low sales prices per share for our common stock for each quarter in the years ended December 31, 2013 and 2012 are as follows:

	2013		2012
Quarter	High	Low	High	Low
First	$16.49	$12.01	$12.49	$8.55
Second	$19.08	$14.43	$9.75	$7.74
Third	$18.93	$15.66	$11.94	$8.58
Fourth	$19.75	$15.95	$13.49	$10.08

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2008 through December 31, 2013, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group, due to the limited number of issuers in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2008, and (2) reinvestment of dividends. The total return for Reis common stock from December 31, 2008 to December 31, 2013 was a gain of approximately 284.6% versus a gain of approximately 149.4% for the Russell 2000 and a gain of approximately 128.0% for the S&P 500.

Dividends

The Company did not declare or distribute any dividends during the years ended December 31, 2013 or 2012.

Reis does not currently pay a dividend. All decisions regarding the declaration and payment of dividends will be at the discretion of the Board and will be evaluated from time to time by the Board in light of the Company’s financial condition, earnings, cash flows, growth prospects, tax situation, restrictions under the Revolver, applicable law and other factors that the Board deems relevant.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Issuer Purchases of Equity Securities

Between December 2008 and August 2011, the Board authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of December 31, 2013. Although the Company has remaining availability under a prior authorization, such authorization was at a time when the Company’s stock price and cash position was significantly different than where they were at December 31, 2013; and, therefore, management would probably seek a new authorization from the Board if the Company were to consider stock repurchases in the future.

The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” During the fourth quarter and year ended December 31, 2013, the Company did not repurchase any shares of common stock.

From the inception of the share repurchase programs in December 2008, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

Other Security Information

For additional information concerning the Company’s capitalization, see Note 8 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of common stock of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2013 were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

(amounts in thousands, except per share data)
	For the Years Ended December 31,
Consolidated Statements of Operations:	2013	2012	2011	2010	2009
Subscription revenue	$34,721	$31,229	$27,180	$24,198	$23,892
Income from continuing operations (A)	$17,933	$8,013	$4,861	$465	$1,028
Net income (loss) (A)(B)(C)	$17,597	$(4,284)	$1,886	$668	$1,004

Per share amounts – basic:
Income from continuing operations	$1.65	$0.75	$0.46	$0.04	$0.10
Net income (loss)	$1.62	$(0.40)	$0.18	$0.06	$0.09

Per share amounts – diluted:
Income from continuing operations	$1.57	$0.73	$0.45	$0.04	$0.09
Net income (loss)	$1.54	$(0.39)	$0.17	$0.06	$0.09
Cash dividends per share	$—	$—	$—	$—	$—

	December 31,
Consolidated Balance Sheets:	2013	2012	2011	2010	2009
Cash (D)	$10,560	$4,961	$22,153	$20,164	$22,735
Total assets	$117,867	$98,034	$111,218	$106,688	$112,204
Total debt from continuing operations (E)	$—	$—	$5,691	$11,250	$19,463
Deferred revenue	$20,284	$18,230	$15,707	$15,446	$12,193
Total stockholders’ equity	$92,871	$74,557	$77,510	$74,292	$73,321

	December 31,
Consolidated Statements of Cash Flows:	2013	2012	2011	2010	2009
Net cash provided by (used in):
Operating activities (D)	$11,442	$(6,555)	$11,961	$9,665	$11,638
Investing activities	$(4,499)	$(4,037)	$(3,623)	$(2,647)	$(1,438)
Financing activities	$(1,344)	$(6,600)	$(6,349)	$(9,589)	$(11,617)

(A)	The 2013, 2012 and 2011 amounts reflect a net tax benefit of $13,670, $5,427 and $4,075, respectively, in both income from continuing operations and net income (loss), primarily from the reversal of valuation allowances recorded against certain of the Company’s net operating loss carryforwards.
(B)	The 2012 net (loss) and related per share amounts reflect a net litigation charge of $11,547, which was recorded in income (loss) from discontinued operations in 2012. See “Item 3. Legal Proceedings” for information relating to the Company’s Gold Peak condominium project.
(C)	The 2011 net income and related per share amounts reflect a net litigation charge of $4,460, which was recorded in income (loss) from discontinued operations at December 31, 2011. See “Item 3. Legal Proceedings.”
(D)	The Company’s cash balance at December 31, 2012 and cash flows from operating activities was negatively impacted by the $17,000 cash settlement paid in 2012 in connection with the Gold Peak litigation. See “Item 3. Legal Proceedings.”
(E)	Reductions in total debt from continuing operations reflects repayments made in each period. See Note 6 of the consolidated financial statements for information about the Company’s debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business. These metrics are revenue, revenue growth, EBITDA (which is earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization), EBITDA growth and EBITDA margin. Other important metrics that management considers include the cash flow generation of the Reis Services business as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 7.

Following is a presentation of revenue, EBITDA and EBITDA margin for the Reis Services business (see below for a reconciliation of income from continuing operations to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)	For the Three Months Ended
	December 31,			Percentage
	2013	2012	Increase	Increase
Revenue	$9,209	$8,581	$628	7.3%
EBITDA	$3,788	$3,543	$245	6.9%
EBITDA margin	41.1%	41.3%

	For the Three Months Ended
	December 31, 2013	September 30, 2013	Increase	Percentage Increase
Revenue	$9,209	$8,780	$429	4.9%
EBITDA	$3,788	$3,679	$109	3.0%
EBITDA margin	41.1%	41.9%

	For the Years Ended
	December 31,			Percentage
	2013	2012	Increase	Increase
Revenue	$34,721	$31,229	$3,492	11.2%
EBITDA	$14,307	$12,762	$1,545	12.1%
EBITDA margin	41.2%	40.9%

	For the Years Ended		Increase	Percentage Increase
	December 31,
	2012	2011
Revenue	$31,229	$27,180	$4,049	14.9%
EBITDA	$12,762	$10,837	$1,925	17.8%
EBITDA margin	40.9%	39.9%

Reis Services’s revenue increased by approximately $628,000, or 7.3%, from the fourth quarter of 2012 to the fourth quarter of 2013 and $3,492,000, or 11.2%, for the year ended December 31, 2013 over the comparable 2012 annual period. The revenue increase over the corresponding prior quarterly period is the 15th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $429,000, or 4.9%, from the third quarter of 2013 to the fourth quarter of 2013. In general, these revenue increases reflect: (1) additional new Reis SE business; (2) revenue growth from ReisReports; and (3) revenue from Mobiuss in the 2013 periods. The Company’s revenue growth reflects not just a single strong revenue quarter, but also the momentum created by sustained contract growth during 2012 and throughout 2013. In 2013, the Company had its best booking year and the fourth quarter was the best booking quarter in Reis’s history. The Company’s overall renewal rate remained at 91% for the trailing twelve months ended December 31, 2013 and 2012 (for institutional subscribers, the renewal rates were 93% both at December 31, 2013 and 2012, respectively). Total Reis SE subscribers increased to 994 at December 31, 2013 from 844 subscribers at December 31, 2012.

As we disclosed in prior filings including the Company’s 2012 Annual Report filed on Form 10-K and its quarterly reports filed during 2013, revenue in the fourth quarter and annual 2012 periods included incremental revenue from one specific custom project of $427,000 and $569,000, respectively. Excluding this custom project from our 2012 reported revenue would result, on a pro forma basis, in revenue growth of 12.9% in the fourth quarter of 2013 over 2012 and 13.2% for the 2013 annual period over the 2012 annual period (in contrast with our reported growth rates of 7.3% and 11.2%, respectively). Pro forma revenue growth was 16.8% in the fourth quarter of 2012 over 2011 and 12.8% for the 2012 annual period over the 2011 annual period (in contrast with our reported amounts of growth of 23.0% and 14.9%, respectively).

Reis Services’s revenue increased by approximately $1,602,000, or 23.0%, from the fourth quarter of 2011 to the fourth quarter of 2012 and $4,049,000, or 14.9%, for the year ended December 31, 2012 over the comparable 2011 annual period. These revenue increases reflect: (1) incremental new business in 2012 which is demonstrated in the growth of Reis SE subscribers from 726 at December 31, 2011 to 844 subscribers at December 31, 2012; (2) revenue growth from our data redistribution initiatives; (3) revenue growth from ReisReports; (4) custom project revenue in 2012 in excess of 2011 amounts; and (5) the cumulative impact of the increased volume of contract signings in 2011 and throughout 2012. The Company’s overall renewal rate for the trailing twelve months ended December 31, 2012 was 91%, as compared to 93% for the corresponding period in 2011 (for institutional subscribers, the renewal rates were 93% and 95% at December 31, 2012 and 2011, respectively).

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

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012
Deferred revenue (GAAP basis)	$20,284,000	$18,230,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	20,046,000	18,179,000

Aggregate Revenue Under Contract	$40,330,000	$36,409,000

(A)	Amounts are billable subsequent to December 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at December 31, 2013 was approximately $27,338,000 related to amounts under contract for the forward twelve month period through December 31, 2014. The remainder reflects amounts under contract beyond December 31, 2014. The forward twelve month Aggregate Revenue Under Contract amount is approximately 79% of revenue on a trailing twelve month basis at December 31, 2013. For comparison purposes, at December 31, 2012 and 2011, the forward twelve month Aggregate Revenue Under Contract was $23,947,000 and $20,064,000, respectively, and as a percentage of that year’s revenue was approximately 77% and 74%, respectively.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. Coupled with record new business and contract signings in 2013, the Company continued to sign new multi-year contracts.

EBITDA for the three months ended December 31, 2013 was $3,788,000, an increase of $245,000, or 6.9%, over the fourth quarter 2012 amount and increased $1,545,000, or 12.1%, in the year ended December 31, 2013 over the comparable 2012 annual period. On a consecutive quarter basis, EBITDA increased $109,000, or 3.0%, from the third quarter of 2013 to the fourth quarter of 2013. These increases were primarily derived from the corresponding increases in revenue, as described above. Operating expenses also continued to grow, but at a slower pace than revenue growth, the net effect of which resulted in the Reis Services EBITDA margins of 41.1% and 41.2% for the three months and year ended December 31, 2013 consistent with the 41.3% and 40.9% reported amounts in the 2012 comparable periods.

EBITDA for the three months ended December 31, 2012 was $3,543,000, an increase of $795,000, or 28.9%, over the fourth quarter 2011 amount and increased $1,925,000, or 17.8%, in the year ended December 31, 2012 over the comparable 2011 annual period. EBITDA in the fourth quarter and annual 2012 periods was similarly impacted from the aforementioned incremental custom work. Excluding only that incremental custom revenue from our reported 2012 EBITDA, would result, on a pro forma basis, in EBITDA growth of 21.6% in the fourth quarter of 2013 over 2012 and 17.3% for the 2013 annual period over the 2012 annual period (in contrast with our reported growth rates of 6.9% and 12.1%, respectively). The pro forma EBITDA growth was 13.4% in the fourth quarter of 2012 over 2011 and 12.5% for the 2012 annual period over the 2011 annual period (in contrast with our reported amounts of growth of 28.9% and 17.8%, respectively).

Reinvestment in our business remains a priority, including developing new products and functionality, expanding our databases or adding resources to grow our customer base. Accordingly, we continue to hire in many departments, including in sales (both new business and account management) as well as in operations, including our data collection departments. With a growing head count, the Company leased additional space in the third quarter of 2013. The impact of this additional expense began in the fourth quarter of 2013. Separately, as Reis’s business continues to grow, we expect to devote additional resources to expand our sales pipeline through marketing efforts and sales force expansion. This additional spending may reduce our margins in 2014 below the 41.2% Reis Services EBITDA margin we reported for the 2013 annual period.

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA

EBITDA is earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization. Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate metrics that may be used by investors as supplemental financial measures to be considered in addition to the reported GAAP basis financial information to assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. EBITDA and Adjusted EBITDA are presented both for the Reis Services business and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and to make assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services business. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)	By Segment		Consolidated
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2013	Reis Services	Other (A)
Income from continuing operations			$16,304
Income tax (benefit)			(14,751)

Income (loss) before income taxes and discontinued operations	$2,511	$(958)	1,553
Add back:
Depreciation and amortization expense	1,251	2	1,253
Interest expense (income), net	26	—	26

EBITDA	3,788	(956)	2,832
Add back:
Stock based compensation expense, net	—	379	379

Adjusted EBITDA	$3,788	$(577)	$3,211

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.1%		34.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2013	By Segment		Consolidated
	Reis Services	Other (A)
Income from continuing operations			$17,933
Income tax (benefit)			(13,670)

Income (loss) before income taxes and discontinued operations	$9,183	$(4,920)	4,263
Add back:
Depreciation and amortization expense	5,021	9	5,030
Interest expense (income), net	103	—	103

EBITDA	14,307	(4,911)	9,396
Add back:
Stock based compensation expense, net	—	1,941	1,941

Adjusted EBITDA	$14,307	$(2,970)	$11,337

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.2%		32.7%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2012	By Segment		Consolidated
	Reis Services	Other (A)
Income from continuing operations			$6,519
Income tax (benefit)			(5,427)

Income (loss) before income taxes and discontinued operations	$2,337	$(1,245)	1,092
Add back:
Depreciation and amortization expense	1,182	2	1,184
Interest expense (income), net	24	—	24

EBITDA	3,543	(1,243)	2,300
Add back:
Stock based compensation expense, net	—	505	505

Adjusted EBITDA	$3,543	$(738)	$2,805

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.3%		32.7%

See footnotes on next page.

(amounts in thousands) Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$8,013
Income tax (benefit)			(5,427)

Income (loss) before income taxes and discontinued operations	$7,683	$(5,097)	2,586
Add back:
Depreciation and amortization expense	4,974	9	4,983
Interest expense (income), net	105	(1)	104

EBITDA	12,762	(5,089)	7,673
Add back:
Stock based compensation expense, net	—	2,295	2,295

Adjusted EBITDA	$12,762	$(2,794)	$9,968

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		31.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2011	By Segment		Consolidated
	Reis Services	Other (A)
Income from continuing operations			$4,861
Income tax (benefit)			(4,075)

Income (loss) before income taxes and discontinued operations	$5,500	$(4,714)	786
Add back:
Depreciation and amortization expense	5,135	4	5,139
Interest expense (income), net	202	(5)	197

EBITDA	10,837	(4,715)	6,122
Add back:
Stock based compensation expense, net	—	2,204	2,204

Adjusted EBITDA	$10,837	$(2,511)	$8,326

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.9%		30.6%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2013	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$705
Income tax expense			469

Income (loss) before income taxes and discontinued operations	$2,381	$(1,207)	1,174
Add back:
Depreciation and amortization expense	1,273	2	1,275
Interest expense (income), net	25	—	25

EBITDA	3,679	(1,205)	2,474
Add back:
Stock based compensation expense, net	—	329	329

Adjusted EBITDA	$3,679	$(876)	$2,803

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.9%		31.9%

(A)	Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations (Residential Development Activities) are excluded from these reconciliations for all periods presented.
(B)	Reflects an Adjusted EBITDA margin on the Reis Services segment and on a consolidated basis, both of which exclude the impact of discontinued operations.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2013 and 2012

Subscription revenues and related cost of sales were approximately $34,721,000 and $6,974,000, respectively, for the year ended December 31, 2013, which resulted in a gross profit for the Reis Services segment of approximately $27,747,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,547,000 during this period. Subscription revenues and related cost of sales were approximately $31,229,000 and $6,617,000, respectively, for the year ended December 31, 2012, which resulted in a gross profit for the Reis Services segment of approximately $24,612,000. Amortization expense included in cost of sales was approximately $1,907,000 during this period. See “— Critical Business Metrics of the Reis Services Business” in this Item 7 for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $357,000 resulted from greater employment related costs, specifically from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs than in the 2012 period, offset by a reduction in amortization expense of $360,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the second quarter of 2012.

Sales and marketing expenses were approximately $8,350,000 and $7,643,000 for the years ended December 31, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $973,000 and $982,000 during the years ended December 31, 2013 and 2012, respectively. The increase in sales and marketing expenses between the two periods of approximately $707,000 resulted from greater employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs than in the 2012 period.

Product development expenses were approximately $3,122,000 and $2,485,000 for the years ended December 31, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $1,875,000 and $1,436,000 during the years ended December 31, 2013 and 2012, respectively. Product development costs increased $637,000 due to a $439,000 increase in amortization expense for web site costs capitalized and amortization expense which commenced in the period for significant product introductions and improvements during 2012 and in May 2013, with the remainder from increased employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs than in the 2012 period.

General and administrative expenses of approximately $11,909,000 for the year ended December 31, 2013 included current period expenses of approximately $9,333,000, depreciation and amortization expense of approximately $635,000 for lease value and furniture, fixtures and equipment, and approximately $1,941,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,859,000 and by an approximate $82,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $19.23 per share at December 31, 2013. General and administrative expenses of approximately $11,793,000 for the year ended December 31, 2012 included current period expenses of approximately $8,840,000, depreciation and amortization expense of approximately $658,000 for lease value and furniture, fixtures and equipment, and approximately $2,295,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $2,181,000 and by an approximate $114,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $13.03 per share at December 31, 2012. Excluding the non-cash expenses, the increase in general and administrative expenses of $493,000 was primarily a result of increased public company segment related professional fees, additional rent expense in the 2013 period, employment related costs from hiring during the later part of 2012, coupled with compensation increases and higher benefit costs than in the 2012 period.

Interest expense of $113,000 for the year ended December 31, 2013 was comprised of unused facility fees and deferred financing cost amortization on the Company’s Revolver, which the Company obtained in October 2012 and as more fully described in “— Debt” in this Item 7. There was no outstanding balance on the Revolver during the year ended December 31, 2013 or during the period October 16, 2012 to December 31, 2012. Interest expense of $155,000 for the year ended December 31, 2012 was comprised of interest and deferred financing cost amortization of $128,000 on the Bank Loan and $27,000 of unused facility fees and deferred financing cost amortization on the Revolver. In the second quarter of 2012, the Bank Loan was repaid and that obligation was cancelled.

During the year ended December 31, 2013, the net income tax benefit from continuing operations of $13,670,000 included the aggregate deferred Federal, Federal AMT, state and local income tax benefit of $15,217,000 as a result of the release of the remaining valuation allowance against the Company’s deferred tax assets, offset by a current state and local tax provision of $164,000, current Federal AMT of $53,000, deferred Federal, Federal AMT, state and local tax expenses aggregating $1,238,000 and a provision related to the excess tax benefit from stock based compensation of $92,000. During the year ended December 31, 2012, the net income tax benefit from continuing operations of $5,427,000 included the aggregate deferred Federal, state and local income tax benefit of $5,614,000 as a result of the partial release of the valuation allowance against certain deferred tax assets, offset by current state and local tax expense of $187,000 arising from the changes in that year of the Company’s treatment of NOLs reflected on certain state and local tax returns. In the fourth quarters of 2013 and 2012, the Company reduced the valuation allowance recorded against a portion of its NOL carryforwards. The decisions to reduce the valuation allowance in each period was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized.

The loss from discontinued operations was $(336,000) for the year ended December 31, 2013 and primarily reflects $646,000 of legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during that period and an income tax benefit of $230,000. The loss from discontinued operations of $(12,297,000) for the year ended December 31, 2012 primarily was comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $750,000, offset by $712,500 of recoveries in December 2012.

Comparison of the Results of Operations for the Year Ended December 31, 2012 and 2011

Subscription revenues and related cost of sales were approximately $31,229,000 and $6,617,000, respectively, for the year ended December 31, 2012, which resulted in a gross profit for the Reis Services segment of approximately $24,612,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,907,000 during this period. Subscription revenues and related cost of sales were approximately $27,180,000 and $6,305,000, respectively, for the year ended December 31, 2011, which resulted in a gross profit for the Reis Services segment of approximately $20,875,000. Amortization expense included in cost of sales was approximately $2,410,000 during this period. See “— Critical Business Metrics of the Reis Services Business” in this Item 7 for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $312,000 was primarily a result of employment related costs from hiring during 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period aggregating $815,000, offset by a net decrease in amortization expense of $503,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the second quarter of 2012.

Sales and marketing expenses were approximately $7,643,000 and $6,704,000 for the year ended December 31, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $982,000 and $992,000 during the year ended December 31, 2012 and 2011, respectively. The increase in sales and marketing expenses between the two periods of approximately $939,000 reflected increased commissions and employment related costs from hiring during 2011 and throughout 2012, coupled with wage and benefit increases over the 2011 period.

Product development expenses were approximately $2,485,000 and $2,093,000 for the year ended December 31, 2012 and 2011, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $1,436,000 and $1,084,000 during the year ended December 31, 2012 and 2011, respectively. Product development costs increased $392,000, primarily due to increased amortization expense for web site costs capitalized and amortization expense which commenced in the period for significant product introductions and improvements in 2011 and 2012, as well as increased employment related costs over the 2011 period.

General and administrative expenses of approximately $11,793,000 for the year ended December 31, 2012 included current period expenses of approximately $8,840,000, depreciation and amortization expense of approximately $658,000 for lease value and furniture, fixtures and equipment, and approximately $2,295,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $2,181,000 and by an approximate $114,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $9.12 per share at December 31, 2011 to $13.03 per share at December 31, 2012. General and administrative expenses of approximately $11,095,000 for the year ended December 31, 2011 included current period expenses of approximately $8,237,000, depreciation and amortization expense of approximately $654,000 for lease value and furniture, fixtures and equipment, and approximately $2,204,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $2,083,000 and by an approximate $121,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $7.03 per share at December 31, 2010 to $9.12 per share at December 31, 2011. Excluding the non-cash expenses, the increase in general and administrative expenses of $603,000 was primarily a result of increased rent related costs for additional office space, increased professional fees, compensation increases and higher benefit costs than in the 2011 period.

Interest expense of $155,000 for the year ended December 31, 2012 was comprised of interest and deferred financing cost amortization of $128,000 and $27,000 on the Bank Loan and Revolver, respectively. Interest expense of $274,000 for the year ended December 31, 2011 included interest and deferred financing cost amortization on the Bank Loan of $272,000 and interest from other debt of $2,000. In the second quarter of 2012, the Bank Loan was repaid and that obligation was cancelled. In October 2012, the Company obtained a $10,000,000 Revolver, as more fully described in “— Debt” elsewhere in this Item 7.

During the year ended December 31, 2012, the net income tax benefit from continuing operations of $5,427,000 included the aggregate deferred Federal, state and local income tax benefit of $5,614,000 as a result of the partial release of the valuation allowance against certain deferred tax assets, offset by current state and local tax expense of $187,000 arising from the changes in that year of the Company’s treatment of NOLs reflected on certain state and local tax returns. The income tax benefit from continuing operations during the year ended December 31, 2011 of $4,075,000 reflected an aggregate deferred Federal, state and local income tax benefit as a result of the partial release of the Company’s valuation allowance against certain deferred tax assets. In the fourth quarters of 2013 and 2012, the Company reduced the valuation allowance recorded against a portion of its NOL carryforwards. The decision to reduce the valuation allowance in each period was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized.

The loss from discontinued operations of $(12,297,000) for the year ended December 31, 2012 primarily was comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $750,000, offset by $712,500 of recoveries in December 2012. The 2011 loss from discontinued operations of $(2,975,000) reflected a charge of $4,460,000 recorded at December 31, 2011 in connection with the construction defect litigation at our Gold Peak development project, offset by a gain on the sale of the East Lyme project in a bulk transaction in April 2011 of $1,242,000 and net other income of $243,000, primarily from the release of unused warranty accruals on home sales at the East Lyme project.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $23,789,000 and $9,622,000 at December 31, 2013 and 2012, respectively, of which $2,472,000 and $1,065,000 is reflected as a net current asset in prepaid and other assets and $21,317,000 and $8,557,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relate to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $66,006,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,158,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, as discussed in Note 10 to the consolidated financial statements.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change. The Company believes that the COBE requirement was met through the required two year period subsequent to the ownership change. In February 2012, the Internal Revenue Service (“IRS”) completed an audit of the Company’s 2009 Federal income tax return. The 2009 tax year included the end of the two year period subsequent to the Merger. The IRS issued a no change letter related to the Company’s 2009 tax return, thereby accepting the Company’s position that the two year COBE requirement was met.

The Company does not have any near-term expirations of NOLs; the next NOL expiration is in 2017 for approximately $3,391,000 of Federal NOLs. Included in Federal and state NOLs at December 31, 2013 is approximately $1,723,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at December 31, 2013. Management determined that a valuation allowance of approximately $15,217,000 was necessary at December 31, 2012. The allowance at December 31, 2012 related primarily to NOL carryforwards and AMT credits. The decrease in the allowance in 2012 was primarily attributable to the $5,614,000 increase in deferred tax assets expected to be realized in the years subsequent to December 31, 2012, offset in part by the litigation settlement payments made in 2012, net of recoveries, which resulted in an increase to the 2012 NOL. The decrease in the allowance in 2011 was primarily attributable to the release of valuation allowance against deferred assets expected to be utilized in the three years subsequent to December 31, 2011, of $4,075,000, a reduction in the effective tax rate utilized by the Company (approximately $1,850,000), and utilizing the tax loss on the sale of the Company’s East Lyme project for which an allowance was provided for, related to the net liability in 2010, offset by the allowance provided for the net litigation liability at December 31, 2011.

As part of its assessment to reduce the valuation allowance and reflect deferred tax assets on the consolidated balance sheet in each of the three years ended December 31, 2013, 2012 and 2011, management considered many factors, including: the completion of sales of assets in its Residential Development Activities segment in 2011; the trend of pre-tax income from both continuing operations and income before taxes, on a consolidated basis (without consideration of discontinued operations reporting); and the predictability of future pre-tax income. The Company considered the predictability of future pre-tax income for the next three years as part of its 2011 assessment, and for the next five years in its 2012 and 2013 assessments. Based upon these factors, and consideration of uncertainties that could affect the ultimate usability of the deferred tax assets, management concluded to record an aggregate deferred tax asset of $23,789,000 and $9,622,000 at December 31, 2013 and 2012, respectively, with no valuation allowance at December 31, 2013. In order to be able to realize the deferred tax assets in the future, the Company considered its historic trend in revenue and EBITDA growth rates, the expected level of future amortization and depreciation expense and the expectation that there should be minimal financial impact from the discontinued operations. If revenue and EBITDA growth is not achieved to the extent expected, or at all, if EBITDA margins materially decline, or if material losses occur as a result of our discontinued operations, the ability to fully utilize these assets in future years could be negatively affected. There is no expectation of future taxable income being derived from a source other than ordinary and recurring operations of the Company’s business to be able to utilize deferred tax assets. For the 2012 assessment, management was unable to conclude that all of its deferred tax assets would be realized, and therefore maintained a valuation allowance of approximately $15,217,000 at December 31, 2012.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $62,000 and $345,000 at December 31, 2013 and 2012, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded an additional provision, including interest, of $51,000 and $200,000 in 2013 and 2012, respectively.

Debt

Revolver

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at December 31, 2013. No borrowings were made on the Revolver during 2012 or 2013.

Bank Loan

During 2012, the Company repaid the remaining outstanding balance of $5,691,000 in connection with borrowings under a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The final scheduled maturity date of all amounts borrowed pursuant to the credit agreement was September 30, 2012. The interest rate during 2012 was LIBOR + 1.50%.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually, and we expect it to continue to do so. Cash and cash equivalents aggregated approximately $10,560,000 at December 31, 2013, an increase of $5,599,000 from the December 31, 2012 balance of approximately $4,961,000.

Our cash balance decreased significantly during the year ended December 31, 2012 from the $17,000,000 settlement of the Gold Peak litigation and the repayment of approximately $5,691,000 of outstanding debt. In addition to the cash generation of the Reis Services business, in October 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility. Separately, the Company is seeking recovery under all available insurance policies, and is pursuing appropriate additional actions against other potentially responsible parties related to Gold Peak. To date, these efforts have resulted in the recovery of $80,000 and $712,500 in 2013 and 2012, respectively. There can be no assurance that the Company will recover any additional amounts in the short or long-term from these efforts.

At December 31, 2013, the Company’s short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the web site and databases; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; and the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $268,000 at December 31, 2013 based upon the closing stock price of the Company at December 31, 2013 of $19.23 per share). The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments related to 2014 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements, beyond 2014, may include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; and the possible payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments related to 2014 and possibly 2015 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes. Subsequent to 2015, tax payments are expected to be for alternative state and local taxes and Federal AMT, but not for Federal, state or local taxes on income.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase shares of Reis common stock; or (3) pay a dividend to stockholders in the form of a special or a recurring dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2014 or thereafter.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2013:

(amounts in thousands)	Payments Due
	For the Years Ended December 31,
Contractual Obligations	2014	2015 and 2016	2017 and 2018	Thereafter	Aggregate
Principal and interest payments for the Revolver	$25	$20	$—	$—	$45
Future contractual minimum operating lease payments	1,812	3,391	433	166	5,802

Total contractual obligations	$1,837	$3,411	$433	$166	$5,847

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet liabilities or obligations which are required to be disclosed by the SEC’s rules and regulations.

Discontinued Operations Impact on Liquidity

Cash flows from discontinued operations during the years ended December 31, 2013, 2012 and 2011 were included in the consolidated statements of cash flows in the operating activities section in accordance with the applicable accounting literature. Cash flows used in discontinued operations during 2013 was a net outflow of approximately $673,000, including $753,000 of cash used for legal and professional fees incurred as part of our cash recovery efforts from insurance companies and other potentially responsible parties, offset by $80,000 of recoveries. Cash flows during 2012 primarily were comprised of the $17,000,000 of settlement payments, plus legal costs paid, offset by $712,500 of recoveries. In 2011, cash flows from discontinued operations were related to the bulk sale lots, net of the operating costs and related expenses through the date of sale. Future cash flows from discontinued operations will be solely comprised of expenditures incurred as part of our cash recovery efforts from insurance companies and other potentially responsible parties and, to the extent that we are successful in these efforts, cash inflows from any future recoveries; however, there can be no assurance that the Company will recover any amounts in the short or long-term.

For additional information pertaining to our discontinued operations, see Note 3 to the Company’s consolidated financial statements and Note 10 for additional information pertaining to the Gold Peak litigation.

Other Items Impacting Liquidity

Issuer Purchases of Equity Securities

Between December 2008 and August 2011, the Board authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of December 31, 2013. Although the Company has remaining availability under a prior authorization, such authorization was at a time when the Company’s stock price and cash position was significantly different than where they were at December 31, 2013; and therefore, management would probably seek a new authorization from the Board if the Company were to consider stock repurchases in the future.

The stock repurchases are permitted from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, additional amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.” During the fourth quarter and year ended December 31, 2013, the Company did not repurchase any shares of common stock.

From the inception of the share repurchase programs in December 2008, the Company purchased an aggregate of 888,136 shares of common stock at an average price of $5.01 per share, for an aggregate of approximately $4,449,000. Cumulatively, the Company has repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008.

Stock Plans and Options Accounted for as Liability Awards

The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company’s directors, officers and employees by having the ability to issue options, restricted stock units (or RSUs), or stock awards. Awards granted under the Company’s incentive plans expire ten years from the date of grant and vest over periods ranging generally from three to five years for employees.

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

At December 31, 2013, the liability for option cancellations was approximately $268,000 based upon the difference in the closing stock price of the Company’s common stock at December 31, 2013 of $19.23 per share and the individual exercise prices of the outstanding 17,724 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2012, the liability for option cancellations was approximately $297,000 based upon the difference in the closing stock price of the Company at December 31, 2012 of $13.03 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded compensation expense of approximately $82,000, $114,000 and $121,000 for the years ended December 31, 2013, 2012 and 2011, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2013, 2012 and 2011, a total of 8,862 options were settled with net cash payments aggregating approximately $110,000, $58,000, and $38,000, respectively.

The liability for option cancellations could materially change from period to period based upon: (1) an option holder either (a) exercising the options in a traditional manner, or (b) electing the net cash settlement alternative; and (2) changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense. In 2014, the remaining 17,724 options accounted for as liability awards are scheduled to expire.

Changes in Cash Flows

Cash flows for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$11,441,800	$(6,554,862)	$11,960,940
Net cash (used in) investing activities	(4,498,923)	(4,036,929)	(3,623,162)
Net cash (used in) financing activities	(1,343,828)	(6,600,161)	(6,348,763)

Net increase (decrease) in cash and cash equivalents	$5,599,049	$(17,191,952)	$1,989,015

Comparison of Cash Flows for the Years Ended December 31, 2013 and 2012

Cash flows provided by operating activities increased $17,997,000 from $6,555,000 used in the 2012 period to $11,442,000 provided in the 2013 period. This increase was primarily the result of the one-time use of cash in 2012 for the Gold Peak settlement payments aggregating $17,000,000. In addition, the improvement also included increased operating cash flow from the Reis Services segment of $2,533,000 from $13,109,000 provided in the 2012 period to $15,642,000 provided in the 2013 period due to growth in revenue and EBITDA and the timing of accounts receivable collections. Cash flows from discontinued operations in future periods will include any additional legal costs in connection with recovery efforts against potentially responsible third parties and/or co-defendants in the lawsuit. Although the Company recovered $80,000 and $712,500 in 2013 and 2012, respectively, there is no assurance that the Company will be successful in any additional recovery efforts.

Cash flows used in investing activities increased $462,000 from $4,037,000 used in the 2012 period to $4,499,000 used in the 2013 period. This change resulted from an increase of cash used in the 2013 period as compared to the 2012 period for web site and database development costs for continuing product development and enhancement initiatives, as well as cash used for furniture, fixture and equipment purchases in 2013 for the additional office space we have leased to house our growing employee base.

Cash flows used in financing activities decreased $5,256,000 from $6,600,000 used in the 2012 period to $1,344,000 used in the 2013 period. During the 2012 period, the Company’s remaining debt of $5,691,000 was completely repaid; whereas in the 2013 period no debt was incurred and no payments were made. Payments for restricted stock unit settlements were approximately $1,390,000 and $909,000 in the 2013 and 2012 periods, respectively; the increase of $481,000 is due to the higher average price of our common stock in 2013 than in 2012. Proceeds received from option exercises in 2013 were $46,000, with no such proceeds from exercises in the 2012 period.

Comparison of Cash Flows for the Years Ended December 31, 2012 and 2011

Cash flows used in operating activities changed $18,516,000 from $11,961,000 provided in the 2011 period to $6,555,000 used in the 2012 period. The operating cash flow decrease was primarily the result of: (1) payments aggregating $17,000,000 in 2012 to settle the

Gold Peak litigation; (2) cash proceeds received in 2011 from the sale of the East Lyme property and the related escrow releases; (3) the February 2011 collection of approximately $455,000 in satisfaction of a mortgage note and accrued interest thereon from the prior sale of property in Claverack, New York; and (4) increased spending on professional fees in the 2012 period, all primarily related to discontinued operations. These decreases were partially offset by an increase in cash flow from the Reis Services segment of $1,379,000 from $11,730,000 provided in the 2011 period to $13,109,000 provided in the 2012 period. The property sale, the satisfaction of the mortgage note and the Gold Peak settlement payment all were cash flows related to the Company’s discontinued operations.

Cash flows used in investing activities increased $414,000 from $3,623,000 used in the 2011 period to $4,037,000 used in the 2012 period. This change primarily resulted from: (1) a $440,000 increase of cash used in the 2012 period as compared to the 2011 period for web site and database development costs for continuing product development and enhancement initiatives, including the additional property type, self storage, and the launch of the next generation of our flagship product, offset by (2) a $26,000 decrease in spending on furniture, fixtures and equipment, as during the 2011 period the Company added additional office space.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company early adopted the qualitative assessment guidance for goodwill in 2011, which did not impact the consolidated financial statements, other than disclosure, and utilized the qualitative assessment for its 2012 and 2013 evaluations. There was no goodwill impairment identified in 2013, 2012 or 2011.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2013, 2012 or 2011.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Revenue from Mobiuss represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of the database technology intangible asset.

Interest revenue is recorded on an accrual basis.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting basis and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations. In 2013, the Company determined that a valuation allowance was no longer required (as discussed elsewhere in this Item 7), which has a significant positive impact on income from continuing operations and net income for the year ended December 31, 2013.

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

At December 31, 2013 and 2012, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. Throughout 2013 and 2012, the Company did not have any interest rate caps. No debt was outstanding at December 31, 2013 and 2012. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (1992 Framework). Based upon this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective in accordance with those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held
M. Christian Mitchell	59	Chairman of the Board and Director***
Lloyd Lynford	58	Chief Executive Officer, President and Director*
Jonathan Garfield	57	Executive Vice President and Director**
Mark P.Cantaluppi	43	Vice President, Chief Financial Officer
William Sander	46	Chief Operating Officer and President, Reis Services
Thomas J. Clarke Jr.	57	Director***
Byron C. Vielehr	50	Director**

*	Term expires during 2014.
**	Term expires during 2015.
***	Term expires during 2016.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference.

Item 11. Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

All schedules have been omitted because the required information for such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

(a) (3) Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement filed on May 30, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-32445) filed on July 30, 1997).
3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on December 21, 2006).
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 4, 2007).
3.4	Articles Supplementary (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 30, 2008).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 30, 2008).
4.1	The rights of the Company’s equity security holders are defined in Articles V and VI of Exhibit 3.1 above.
4.2	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 1-12917) filed on November 29, 2007).
4.3	Registration Rights Agreement dated as of May 30, 2007 among Wellsford, Lloyd Lynford and Jonathan Garfield (incorporated by reference to Exhibit 3 to the Schedule 13D (File No. 005-51221) filed by Jonathan Garfield with respect to the Company on June 8, 2007).
10.1	Loan and Security Agreement, dated as of October 16, 2012, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on October 18, 2012).
10.2	Trademark Collateral Security Agreement, dated as of October 16, 2012, by and between Reis Services, LLC, as Borrower, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on October 18, 2012).
10.3	Pledge Agreement, dated as of October 16, 2012, between Capital One, National Association, as Pledgee, and Reis, Inc., as Pledgor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on October 18, 2012).
10.4	Trademark Assignment of Security, dated as of October 16, 2012, between Reis Services, LLC, as Borrower, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12917), filed on November 8, 2012).
10.5	Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12917)).*
10.6

Amendment to Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan

(incorporated by reference to page F-13 of Annex F to the Company’s proxy statement/prospectus (File No. 333-139705) filed on May 2, 2007).*

10.7	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 25, 2008).*
10.8	Amended and Restated Reis, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement (File No. 1-12917) filed on April 28, 2011).*
10.9	Reis, Inc. 2013 Annual Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A (File No. 1-12917) filed on April 24, 2013).*

10.10	Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*
10.11	Indemnification Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*
10.12	Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*
10.13	Indemnification Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013). *
10.14	Employment Agreement effective July 1, 2013, between Reis Services, LLC and William Sander (with Reis, Inc. a party thereto for limited purposes) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*
10.15	Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*
10.16	Form of Employee Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-12917), filed on August 4, 2011).*
10.17	Form of Director Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12917)).*
14.1	Reis, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12917)).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).

*	This document is either a management contract or compensatory plan.

(b)	Those exhibits listed in Item 15(a)(3) above and not indicated as “incorporated by reference” are filed as exhibits to this Form 10-K.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Vice President, Chief Financial Officer

Dated: March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford Lloyd Lynford	Chief Executive Officer, President and Director (Principal Executive Officer)	March 6, 2014

/s/ Mark P. Cantaluppi Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014

/s/ M. Christian Mitchell M. Christian Mitchell	Chairman of the Board and Director	March 6, 2014

/s/ Thomas J. Clarke Jr. Thomas J. Clarke Jr.	Director	March 6, 2014

/s/ Jonathan Garfield Jonathan Garfield	Director	March 6, 2014

/s/ Byron C. Vielehr Byron C. Vielehr	Director	March 6, 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Reis, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited Reis, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 6, 2014

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,559,899	$4,960,850
Restricted cash and investments	216,702	216,125
Accounts receivable, net	11,386,584	10,694,201
Prepaid and other assets	2,787,909	1,438,829
Assets attributable to discontinued operations	8,500	—

Total current assets	24,959,594	17,310,005
Furniture, fixtures and equipment, net of accumulated depreciation of $1,905,933 and $1,828,199, respectively	853,377	738,490
Intangible assets, net of accumulated amortization of $28,764,189 and $24,067,250, respectively	15,687,117	16,332,596
Deferred tax asset, net	21,316,520	8,557,420
Goodwill	54,824,648	54,824,648
Other assets	225,528	271,257

Total assets	$117,866,784	$98,034,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,578,227	3,902,206
Liability for option cancellations	268,341	296,523
Deferred revenue	20,284,178	18,230,332
Liabilities attributable to discontinued operations	342,138	460,251

Total current liabilities	24,472,884	22,889,312
Other long-term liabilities	522,941	588,484

Total liabilities	24,995,825	23,477,796

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 10,916,441 and 10,782,643 shares issued and outstanding, respectively	218,328	215,652
Additional paid in capital	102,717,693	102,002,972
Retained earnings (deficit)	(10,065,062)	(27,662,004)

Total stockholders’ equity	92,870,959	74,556,620

Total liabilities and stockholders’ equity	$117,866,784	$98,034,416

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
Subscription revenue	$34,721,088	$31,228,644	$27,180,479
Cost of sales of subscription revenue	6,973,772	6,616,931	6,304,597

Gross profit	27,747,316	24,611,713	20,875,882

Operating expenses:
Sales and marketing	8,349,544	7,643,303	6,704,106
Product development	3,121,729	2,485,168	2,093,303
General and administrative expenses	11,909,462	11,793,441	11,095,425

Total operating expenses	23,380,735	21,921,912	19,892,834

Other income (expenses):
Interest and other income	9,981	51,972	77,515
Interest expense	(113,200)	(155,443)	(274,178)

Total other income (expenses)	(103,219)	(103,471)	(196,663)

Income before income taxes and discontinued operations	4,263,362	2,586,330	786,385
Income tax (benefit)	(13,670,069)	(5,427,000)	(4,075,000)

Income from continuing operations	17,933,431	8,013,330	4,861,385
(Loss) from discontinued operations, net of income tax benefit of $(230,000), $— and $—, respectively	(336,489)	(12,296,912)	(2,974,958)

Net income (loss)	$17,596,942	$(4,283,582)	$1,886,427

Per share amounts – basic:
Income from continuing operations	$1.65	$0.75	$0.46

Net income (loss)	$1.62	$(0.40)	$0.18

Per share amounts – diluted:
Income from continuing operations	$1.57	$0.73	$0.45

Net income (loss)	$1.54	$(0.39)	$0.17

Weighted average number of common shares outstanding:
Basic	10,884,533	10,685,333	10,569,805

Diluted	11,396,559	11,034,082	10,876,876

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2011	10,472,010	$209,440	$99,347,837	$(25,264,849)	$74,292,428

Shares issued for vested employees restricted stock units	133,809	2,676	(2,676)	—	—
Shares issued for settlement of vested director restricted stock units	6,270	125	(125)	—	—
Option exercises	8,862	177	47,943	—	48,120
Stock based compensation, net	—	—	1,731,877	—	1,731,877
Stock repurchases	(50,060)	(1,001)	(447,520)	—	(448,521)
Net income	—	—	—	1,886,427	1,886,427

Balance, December 31, 2011	10,570,891	211,417	100,677,336	(23,378,422)	77,510,331

Shares issued for vested employees restricted stock units	133,518	2,671	(2,671)	—	—
Shares issued for settlement of vested director restricted stock units	72,410	1,448	(1,448)	—	—
Option exercises	5,824	116	(116)	—	—
Stock based compensation, net	—	—	1,329,871	—	1,329,871
Net (loss)	—	—	—	(4,283,582)	(4,283,582)

Balance, December 31, 2012	10,782,643	215,652	102,002,972	(27,662,004)	74,556,620

Shares issued for vested employee restricted stock units	124,936	2,499	(2,499)	—	—
Option exercises	8,862	177	46,260	—	46,437
Stock based compensation, net	—	—	670,960	—	670,960
Net income	—	—	—	17,596,942	17,596,942

Balance, December 31, 2013	10,916,441	$218,328	$102,717,693	$(10,065,062)	$92,870,959

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,596,942	$(4,283,582)	$1,886,427
Adjustments to reconcile to net cash provided by (used in) operating activities:
Deferred tax (benefit), net	(13,900,069)	(5,427,000)	(4,075,000)
Depreciation	332,576	354,953	351,595
Amortization of intangible assets	4,696,939	4,629,394	4,788,174
Stock based compensation charges	1,859,336	2,181,135	2,083,497
Changes in assets and liabilities:
Restricted cash and investments	(577)	(720)	790,078
Accounts receivable, net	(692,383)	(2,096,737)	364,159
Prepaid and other assets	95,149	2,755,777	(2,500,801)
Real estate assets	—	—	1,297,245
Accrued expenses and other liabilities	(681,666)	(7,305,528)	6,594,351
Liability for option cancellations	81,707	113,965	120,612
Deferred revenue	2,053,846	2,523,481	260,603

Net cash provided by (used in) operating activities	11,441,800	(6,554,862)	11,960,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(4,051,460)	(3,806,795)	(3,366,763)
Furniture, fixtures and equipment additions	(447,463)	(230,134)	(256,399)

Net cash (used in) investing activities	(4,498,923)	(4,036,929)	(3,623,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(5,690,940)	(5,531,050)
Repayments on capitalized equipment leases	—	—	(27,851)
Payments for option cancellations and restricted stock units	(1,390,265)	(909,221)	(389,461)
Proceeds from option exercises	46,437	—	48,120
Stock repurchases	—	—	(448,521)

Net cash (used in) financing activities	(1,343,828)	(6,600,161)	(6,348,763)

Net increase (decrease) in cash and cash equivalents	5,599,049	(17,191,952)	1,989,015
Cash and cash equivalents, beginning of year	4,960,850	22,152,802	20,163,787

Cash and cash equivalents, end of year	$10,559,899	$4,960,850	$22,152,802

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$24,236	$42,008	$191,425

Cash paid during the year for income taxes, net of refunds	$723,228	$77,856	$48,559

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,499	$2,671	$2,676

Shares issued for settlement of vested director restricted stock units		$1,448	$125

Exercise of stock options through the receipt of tendered shares		$39,524

Disposal of fully amortized intangible assets			$241,724

Disposal of fully depreciated furniture, fixtures and equipment	$254,842	$82,776	$51,731

Release of accrued remediation liability obligation upon sale of real estate			$1,000,000

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Reis, Inc. is a Maryland corporation. Reis, Inc. and its consolidated subsidiaries (“Reis” or the “Company”) provides commercial real estate market information and analytical tools to real estate professionals, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as the Reis Services segment.

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

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; and Mobiuss Portfolio CRE, or Mobiuss, launched in early 2013 and aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis, provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision-making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Discontinued Operations – Residential Development Activities

Reis was originally formed on January 8, 1997 as Wellsford Real Properties, Inc. (“Wellsford”). Wellsford acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010, sold its remaining project in East Lyme, Connecticut in bulk in April 2011, and settled construction defect litigation at the aforementioned Colorado project in 2012.

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

Variable Interests

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”). The Company performs this analysis on an ongoing basis, or as circumstances change. The Company does not have any VIEs in the years ended December 31, 2013, 2012 and 2011.

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

Furniture, Fixtures and Equipment

The Company capitalizes costs for the purchase of furniture, fixtures and equipment that have an expected useful life beyond one year. Depreciation expense is calculated on a straight-line basis over the determined useful life of the asset, generally three to ten years. Depreciation expense was approximately $333,000, $355,000 and $352,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company early adopted the qualitative assessment guidance for goodwill in 2011, which did not impact the consolidated financial statements, other than disclosure, and utilized the qualitative assessment for its 2012 and 2013 evaluations. There was no goodwill impairment identified in 2013, 2012 or 2011.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2013, 2012 or 2011.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Real Estate and Impairment

Costs directly related to the acquisition, development and improvement of real estate were capitalized, including interest and other costs incurred during the construction period. Ordinary repairs, maintenance and project operating costs were expensed as incurred. The Company historically reviewed its real estate assets for impairment: (1) whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable for assets held for use; and (2) when a determination was made to sell an asset or investment. If estimated cash flows on an undiscounted basis were insufficient to recover the carrying amount of an asset, an impairment loss equal to the excess of the carrying amount over estimated fair value would be recognized. No impairment charges were recorded during 2011 related to the Company’s real estate assets. The Company did not have any real estate assets during 2012 and 2013.

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

During the years ended December 31, 2013, 2012, and 2011, the Company had no assets or liabilities valued using the valuation hierarchy.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Revenue from Mobiuss represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of the database technology intangible asset.

Revenue from the sale of real estate in 2011, which solely consisted of a bulk sale of lots in a single family home development, was recognized at closing in accordance with applicable accounting guidelines.

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

Changes in the settlement value of option awards treated under the liability method are reflected as income or expense in the consolidated statements of operations. At December 31, 2013, of the 627,724 outstanding options, 17,724 options are accounted for as a liability as these awards provide for settlement in cash or in stock at the election of the option holder. At December 31, 2012, of the 645,448 outstanding options, 35,448 options were accounted for as a liability award. The liability for option cancellations was approximately $268,000 and $297,000 at December 31, 2013 and 2012, respectively.

The liability for option cancellations could materially change from period to period based upon: (1) an option holder either (a) exercising the options in a traditional manner or (b) electing the net cash settlement alternative; and (2) changes in the market price of the Company’s common stock. At each period end, an increase in the Company’s common stock price would result in an increase in compensation expense, whereas a decline in the stock price would reduce compensation expense.

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

	For the Years Ended December 31,
	2013	2012	2011
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$17,933,431	$8,013,330	$4,861,385
(Loss) from discontinued operations, net of income tax expense	(336,489)	(12,296,912)	(2,974,958)

Net income (loss) for basic calculation	$17,596,942	$(4,283,582)	$1,886,427

Numerator for diluted per share calculation:
Income from continuing operations	$17,933,431	$8,013,330	$4,861,385
Adjustments to income from continuing operations for the income statement impact of dilutive securities	—	—	—

Income from continuing operations for dilution calculation	17,933,431	8,013,330	4,861,385
(Loss) from discontinued operations, net of income tax expense	(336,489)	(12,296,912)	(2,974,958)

Net income (loss) for dilution calculation	$17,596,942	$(4,283,582)	$1,886,427

Denominator:
Weighted average common shares – basic	10,884,533	10,685,333	10,569,805
Effect of dilutive securities:
RSUs	242,396	305,033	301,956
Stock options	269,630	43,716	5,115

Weighted average common shares – diluted	11,396,559	11,034,082	10,876,876

Per common share amounts – basic:
Income from continuing operations	$1.65	$0.75	$0.46
(Loss) from discontinued operations	(0.03)	(1.15)	(0.28)

Net income (loss)	$1.62	$(0.40)	$0.18

Per common share amounts – diluted:
Income from continuing operations	$1.57	$0.73	$0.45
(Loss) from discontinued operations	(0.03)	(1.12)	(0.28)

Net income (loss)	$1.54	$(0.39)	$0.17

Potentially dilutive securities include all stock based awards. For the year ended December 31, 2013, the option awards accounted for under the liability method were antidilutive. For the years ended December 31, 2012 and 2011, certain equity awards, in addition to the option awards accounted for under the liability method, were antidilutive.

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

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data December 31, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,347	$—	$213	$10,560
Restricted cash and investments	217	—	—	217
Accounts receivable, net	11,386	—	—	11,386
Prepaid and other assets	187	—	2,601	2,788
Assets attributable to discontinued operations	—	—	9	9

Total current assets	22,137	—	2,823	24,960
Furniture, fixtures and equipment, net	829	—	24	853
Intangible assets, net	15,687	—	—	15,687
Deferred tax asset, net	285	—	21,032	21,317
Goodwill	57,203	—	(2,378)	54,825
Other assets	225	—	—	225

Total assets	$96,366	$—	$21,501	$117,867

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,623	—	956	3,579
Liability for option cancellations	—	—	268	268
Deferred revenue	20,284	—	—	20,284
Liabilities attributable to discontinued operations	—	271	71	342

Total current liabilities	22,907	271	1,295	24,473
Other long-term liabilities	523	—	—	523
Deferred tax liability, net	18,957	—	(18,957)	—

Total liabilities	42,387	271	(17,662)	24,996
Total stockholders’ equity	53,979	(271)	39,163	92,871

Total liabilities and stockholders’ equity	$96,366	$—	$21,501	$117,867

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Balance Sheet Data December 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,212	$—	$749	$4,961
Restricted cash and investments	216	—	—	216
Accounts receivable, net	10,694	—	—	10,694
Prepaid and other assets	219	—	1,220	1,439

Total current assets	15,341	—	1,969	17,310
Furniture, fixtures and equipment, net	705	—	33	738
Intangible assets, net	16,333	—	—	16,333
Deferred tax asset, net	—	—	8,557	8,557
Goodwill	57,203	—	(2,378)	54,825
Other assets	271	—	—	271

Total assets	$89,853	$—	$8,181	$98,034

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,556	—	1,346	3,902
Liability for option cancellations	—	—	297	297
Deferred revenue	18,230	—	—	18,230
Liabilities attributable to discontinued operations	—	271	189	460

Total current liabilities	20,786	271	1,832	22,889
Other long-term liabilities	588	—	—	588
Deferred tax liability, net	15,786	—	(15,786)	—

Total liabilities	37,160	271	(13,954)	23,477
Total stockholders’ equity	52,693	(271)	22,135	74,557

Total liabilities and stockholders’ equity	$89,853	$—	$8,181	$98,034

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

Condensed Operating Data for the Year Ended December 31, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$34,721	$—	$—	$34,721
Cost of sales of subscription revenue	6,974	—	—	6,974

Gross profit	27,747	—	—	27,747

Operating expenses:
Sales and marketing	8,350	—	—	8,350
Product development	3,122	—	—	3,122
General and administrative expenses	6,989	—	4,920	11,909

Total operating expenses	18,461	—	4,920	23,381
Other income (expenses):
Interest and other income	10	—	—	10
Interest expense	(113)	—	—	(113)

Total other income (expenses)	(103)	—	—	(103)

Income (loss) before income taxes and discontinued operations	$9,183	$—	$(4,920)	$4,263

(Loss) from discontinued operations, before income taxes	$—	$(9)	$(557)	$(566)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Year Ended December 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$31,229	$—	$—	$31,229
Cost of sales of subscription revenue	6,617	—	—	6,617

Gross profit	24,612	—	—	24,612

Operating expenses:
Sales and marketing	7,643	—	—	7,643
Product development	2,485	—	—	2,485
General and administrative expenses	6,696	—	5,098	11,794

Total operating expenses	16,824	—	5,098	21,922
Other income (expenses):
Interest and other income	50	—	1	51
Interest expense	(155)	—	—	(155)

Total other income (expenses)	(105)	—	1	(104)

Income (loss) before income taxes and discontinued operations	$7,683	$—	$(5,097)	$2,586

(Loss) from discontinued operations, before income taxes	$—	$(393)	$(11,904)	$(12,297)

Condensed Operating Data for the Year Ended December 31, 2011	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$27,180	$—	$—	$27,180
Cost of sales of subscription revenue	6,305	—	—	6,305

Gross profit	20,875	—	—	20,875

Operating expenses:
Sales and marketing	6,704	—	—	6,704
Product development	2,093	—	—	2,093
General and administrative expenses	6,376	—	4,719	11,095

Total operating expenses	15,173	—	4,719	19,892
Other income (expenses):
Interest and other income	72	—	5	77
Interest expense	(274)	—	—	(274)

Total other income (expenses)	(202)	—	5	(197)

Income (loss) before income taxes and discontinued operations	$5,500	$—	$(4,714)	$786

(Loss) from discontinued operations, before income taxes	$—	$(2,975)	$—	$(2,975)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2013.

The Company’s largest individual subscriber accounted for 3.4%, 4.2% and 4.9% of Reis Services’s revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the accounts receivable balances of Reis Services at December 31, 2013 and 2012:

	December 31,
	2013	2012
Accounts receivable	$11,465,000	$10,763,000
Allowance for doubtful accounts	(79,000)	(69,000)

Accounts receivable, net	$11,386,000	$10,694,000

Twenty-five subscribers accounted for an aggregate of approximately 59.1% of Reis Services’s accounts receivable at December 31, 2013, including four subscribers in excess of 4.0% with the largest representing 10.4%. Through February 27, 2014, the Company received payments of approximately $9,079,000 or 79.2% against the December 31, 2013 accounts receivable balance. Twenty-four subscribers accounted for an aggregate of approximately 58.2% of Reis Services’s accounts receivable at December 31, 2012, including two subscribers in excess of 5.0% with the largest representing 11.1%.

At December 31, 2013 and 2012, the largest individual subscriber accounted for 5.9% and 6.6%, respectively, of deferred revenue.

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

	For the Years Ended December 31,
	2013	2012	2011
Revenue from sales of real estate	$—	$—	$1,800,000
Cost of sales of real estate	—	—	(288,000)
Litigation charge, net of recoveries (see Note 10)	80,000	(11,547,000)	(4,460,000)
Other income (expense), net	(646,000)	(750,000)	(27,000)

(Loss) from discontinued operations before income tax	(566,000)	(12,297,000)	(2,975,000)
Income tax benefit from discontinued operations	(230,000)	—	—

(Loss) from discontinued operations, net of income tax benefit	$(336,000)	$(12,297,000)	$(2,975,000)

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

A bank initially provided a $3,000,000 letter of credit to a municipality in connection with the construction of public roads at the East Lyme project. In connection with the April 2011 sale of East Lyme, the Company was released from the letter of credit by the municipality and the cash collateral at that time of $400,000 was fully released.

Claverack

In February 2011, the Company received cash of approximately $455,000 in full satisfaction of a mortgage note and accrued interest thereon related to the February 2010 bulk sale of 235 acres in Claverack, New York.

Gold Peak

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the year ended December 31, 2013, the Company recovered $80,000. For additional information pertaining to the Gold Peak litigation, see Note 10.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $217,000 and $216,000 at December 31, 2013 and 2012, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2013	2012
Database	$17,149,000	$15,175,000
Accumulated amortization	(13,238,000)	(11,691,000)

Database, net	3,911,000	3,484,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(6,417,000)	(5,444,000)

Customer relationships, net	7,683,000	8,656,000

Web site	10,402,000	8,325,000
Accumulated amortization	(7,095,000)	(5,220,000)

Web site, net	3,307,000	3,105,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,014,000)	(1,712,000)

Acquired below market lease, net	786,000	1,088,000

Intangibles, net	$15,687,000	$16,333,000

The Company capitalized approximately $1,974,000 and $1,952,000 to the database intangible asset and $2,077,000 and $1,855,000 to the web site intangible asset during the years ended December 31, 2013 and 2012, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets (continued)

Amortization expense for intangible assets aggregated approximately $4,697,000 for the year ended December 31, 2013, of which approximately $1,547,000 related to the database, which is charged to cost of sales, approximately $973,000 related to customer relationships, which is charged to sales and marketing expense, approximately $1,875,000 related to web site development, which is charged to product development expense, and approximately $302,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $4,629,000 for the year ended December 31, 2012, of which approximately $1,907,000 related to the database, approximately $982,000 related to customer relationships, approximately $1,436,000 related to web site development, and approximately $304,000 related to the value ascribed to the below market terms of the office lease, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $4,788,000 for the year ended December 31, 2011, of which approximately $2,410,000 related to the database, approximately $992,000 related to customer relationships, approximately $1,084,000 related to web site development, and approximately $302,000 related to the value ascribed to the below market terms of the office lease.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2013 follows:

For the Year Ended December 31,	Amount
2014	$4,443,000
2015	3,548,000
2016	2,308,000
2017	1,317,000
2018	1,045,000
Thereafter	3,026,000

Total	$15,687,000

6.	Debt

The Company has no debt outstanding at December 31, 2013 and 2012.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at December 31, 2013. No borrowings were made on the Revolver during 2012 or 2013.

During 2012, the Company repaid the remaining outstanding balance of $5,691,000 in connection with borrowings under a credit agreement, dated October 11, 2006, with the Bank of Montreal, Chicago Branch, as administrative agent, and BMO Capital Markets, as lead arranger. Loan proceeds were used to finance $25,000,000 of the cash portion of the Merger consideration. The final scheduled maturity date of all amounts borrowed pursuant to the credit agreement was September 30, 2012. The interest rate during 2012 was LIBOR + 1.50%.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Current Federal alternative minimum (“AMT”) expense	$42,000	$—	$—
Current state and local tax expense (A)	132,000	187,000	—
Deferred Federal tax expense (benefit) (B)	(12,775,000)	(5,279,000)	(3,606,000)
Deferred state and local tax expense (benefit) (C)	(1,299,000)	(335,000)	(469,000)

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (D)	(13,900,000)	(5,427,000)	(4,075,000)
Less income tax expense (benefit) attributable to discontinued operations	(230,000)	—	—

Income tax (benefit) (E)	$(13,670,000)	$(5,427,000)	$(4,075,000)

(A)	During 2012, the Company recorded current state and local tax expense of $187,000. This amount reflected the Company’s treatment of NOLs reflected on certain state and local tax returns.
(B)	Includes an AMT tax benefit of $1,181,000 in 2013.
(C)	Includes $92,000 in 2013 attributable to the tax benefit from excess stock based compensation deductions.
(D)	Includes income taxes attributable to income (loss) from discontinued operations.
(E)	Reflects the tax benefit from continuing operations as reported on the consolidated statements of operations for the periods presented.

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) expense at U.S. statutory rate	$1,492,000	35.00%	$(3,399,000)	(35.00%)	$(766,000)	(35.00%)
State and local tax expense (benefit), net of Federal impact	86,000	2.01%	(96,000)	(0.99%)	(61,000)	(2.80%)
Impact of state and local tax rate change net of Federal impact	110,000	2.58%	6,000	0.06%	67,000	3.08%
Cost (benefit) attributable to valuation allowance, net	(150,000)	(3.52%)	3,671,000	37.80%	754,000	34.44%
Non-deductible items	9,000	0.21%	5,000	0.05%	6,000	0.28%
Benefit attributable to reduction in allowance against certain deferred tax assets	(15,217,000)	(356.94%)	(5,614,000)	(57.81%)	(4,075,000)	(186.19%)

	$(13,670,000)	(320.66%)	$(5,427,000)	(55.89%)	$(4,075,000)	(186.19%)

During 2013, 2012 and 2011, the Company recorded an aggregate deferred Federal, state and local income tax benefit of $15,217,000, $5,614,000 and $4,075,000, respectively, from the release of the valuation allowance against certain deferred tax assets. In the fourth quarters of 2013, 2012 and 2011, the Company reversed the valuation allowance recorded against a portion of its net operating loss (“NOL”) carryforwards in 2011 and 2012, and the remaining balance of the valuation allowance against NOL and AMT credit carryforwards in 2013. The decision to reduce the valuation allowance in each period was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized in the future.

Separately, during the fourth quarter of 2013, the Company also reevaluated the availability of state operating loss carryforwards and modified the future effective state and local tax rate. As a result, the future tax benefit was reduced by approximately $346,000 during the year ended December 31, 2013. In the fourth quarter of 2011, the Company revised its annual effective tax rate. The change resulted from a review of the Company’s operations since the Merger and the adoption by New York City of a 100% revenue apportionment factor which is being implemented over a number of years through 2017. As a result of the reduction in the effective tax rate, the deferred tax benefit was reduced by approximately $339,000 for the year ended December 31, 2011.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for the foreseeable future. The Company expects, in the near-term, that it will be subject to cash payments for state and local income taxes and Federal AMT.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $23,789,000 and $9,622,000 at December 31, 2013 and 2012, respectively, of which $2,472,000 and $1,065,000 is reflected as a net current asset in prepaid and other assets and $21,317,000 and $8,557,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; (3) stock based compensation; and (4) liability reserves, all as they relate to deferred tax assets; and (5) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred Tax Assets
Net operating loss carryforwards	$23,771,675	$24,807,803
Asset basis differences — tax amount greater than book value	263,944	276,365
Liability reserves	212,376	658,713
Reserve for option cancellations	99,689	111,878
Stock compensation plans	1,598,969	1,514,453
AMT credit carryforwards	1,181,423	1,139,392
Other	31,167	25,871

	27,159,243	28,534,475
Valuation allowance	—	(15,217,496)

Total deferred tax assets	27,159,243	13,316,979

Deferred Tax Liabilities
Acquired asset differences — book value greater than tax	(3,145,741)	(3,676,472)
Asset basis differences — carrying amount value greater than tax	(224,982)	(18,087)

Total deferred tax liabilities	(3,370,723)	(3,694,559)

Net deferred tax asset (liability)	$23,788,520	$9,622,420

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $66,006,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from Private Reis prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,158,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 10.

A further requirement of the tax rules is that after a corporation experiences an ownership change, it must satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that a corporation continue its historic business or use a significant portion of its historic business assets in its business for the two year period beginning on the date of the ownership change) to be able to utilize NOLs generated prior to such ownership change. The Company believes that the COBE requirement was met through the required two year period subsequent to the ownership change. In February 2012, the Internal Revenue Service (“IRS”) completed an audit of the Company’s 2009 Federal income tax return. The 2009 tax year included the end of the two year period subsequent to the Merger. The IRS issued a no change letter related to the Company’s 2009 tax return, thereby accepting the Company’s position that the two year COBE requirement was met.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

The Company does not have any near-term expirations of NOLs; the next NOL expiration is in 2017 for approximately $3,391,000 of Federal NOLs. Included in Federal and state NOLs at December 31, 2013 is approximately $1,723,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at December 31, 2013. Management determined that a valuation allowance of approximately $15,217,000 was necessary at December 31, 2012. The allowance at December 31, 2012 related primarily to NOL carryforwards and AMT credits. The decrease in the allowance in 2012 was primarily attributable to the $5,614,000 increase in deferred tax assets expected to be realized in the years subsequent to December 31, 2012, offset in part by the litigation settlement payments made in 2012, net of recoveries, which resulted in an increase to the 2012 NOL. The decrease in the allowance in 2011 was primarily attributable to the release of valuation allowance against deferred assets expected to be utilized in the three years subsequent to December 31, 2011 of $4,075,000, a reduction in the effective tax rate utilized by the Company (approximately $1,850,000), and utilizing the tax loss on the sale of the Company’s East Lyme project for which an allowance was provided for, related to the net liability in 2010, offset by the allowance provided for the net litigation liability at December 31, 2011.

The Company and its subsidiaries have been audited by the Federal tax authorities for 2009 and Federal tax returns are open for 2010, 2011 and 2012; all prior Federal periods are closed, except to the extent that NOLs were generated in a given year. The acquired VLP net operating loss carryforward is open for 1997 and 1998 for the NOLs generated during those years. Private Reis was audited by the IRS for tax years ending October 31, 2005 and 2006. In addition, tax returns are open from 2000 to 2002 and 2007, to the extent that NOLs were generated during these periods by Private Reis.

Tax returns for the Company and a subsidiary are under audit by the State of New York for the years 2004 to 2006 and are open for the years 2007 to 2012. As a result of the New York State audit, New York City returns are open for the years 2004 to 2012 as well. The tax years for another subsidiary, operating in Colorado are open from 2009 to 2012.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $62,000 and $345,000 at December 31, 2013 and 2012, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded an additional provision, including interest, of $51,000 and $200,000 in 2013 and 2012, respectively. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$345,000	$145,000	$145,000
Additional provisions and interest related to prior years	51,000	200,000	7,700
Resolution of matters during the period	(334,000)	—	(7,700)

Balance at end of period	$62,000	$345,000	$145,000

The Company expects that a substantial portion of the 2013 balance could be resolved in 2014.

8.	Stockholders’ Equity

Between December 2008 and August 2011, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of December 31, 2013. Although the Company has remaining availability under a prior authorization, such authorization was at a time when the Company’s stock price and cash position was significantly different than where they were at December 31, 2013; and therefore, management would probably seek a new authorization from the Board if the Company were to consider stock repurchases in the future.

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

During the years ended December 31, 2013 and 2012, the Company did not repurchase any shares of common stock. During the year ended December 31, 2011, the Company repurchased 50,060 shares of common stock at an average price of $8.96 per share.

The Company did not declare or distribute any dividends during the years ended December 31, 2013, 2012 or 2011.

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

Option Awards

The following table presents option activity and other plan data for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	645,448	$8.94	663,172	$8.82	680,896	$8.73
Granted	—	$—	—	$—	—	$—
Exercised	(8,862)	$(5.24)	(8,862)	$(4.46)	(8,862)	$(5.43)
Cancelled through cash settlement	(8,862)	$(5.24)	(8,862)	$(4.46)	(8,862)	$(5.43)
Forfeited/cancelled/expired	—	$—	—	$—	—	$—

Outstanding at end of period	627,724	$9.05	645,448	$8.94	663,172	$8.82

Options exercisable at end of period	627,724	$9.05	420,448	$9.43	361,172	$9.10

Options exercisable which can be settled in cash	17,724	$4.09	35,448	$4.67	53,172	$4.60

Weighted average fair value of options granted per year (per option)	$—		$—		$—

Weighted average remaining contractual life at end of period	4.5 years		5.3 years		6.2 years

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

At December 31, 2013, the liability for option cancellations was approximately $268,000 based upon the difference in the closing stock price of the Company’s common stock at December 31, 2013 of $19.23 per share and the individual exercise prices of the outstanding 17,724 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2012, the liability for option cancellations was approximately $297,000 based upon the difference in the closing stock price of the Company at December 31, 2012 of $13.03 per share and the individual exercise prices of the outstanding 35,448 “in-the-money” options

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

that were accounted for as a liability award at that date. The Company recorded compensation expense of approximately $82,000, $114,000 and $121,000 for the years ended December 31, 2013, 2012 and 2011, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2013, 2012 and 2011, a total of 8,862 options were settled with net cash payments aggregating approximately $110,000, $58,000 and $38,000, respectively.

The following table presents additional option details at December 31, 2013 and 2012:

	Options Outstanding and Exercisable at December 31, 2013				Options Outstanding and Exercisable at December 31, 2012
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)
$4.09 (B)	17,724	0.72	$4.09	$268,341	17,724	1.72	$4.09	$158,453
$5.24 (B)	—	—	—	—	17,724	1.00	5.24	138,070
$7.50	70,000	3.62	7.50	821,100	70,000	4.62	7.50	387,100
$8.03	225,000	6.58	8.03	2,521,125	225,000	7.50	8.03	1,126,125
$10.40	315,000	3.41	10.40	2,781,450	315,000	4.41	10.40	828,450

	627,724	4.49	9.05	$6,392,016	645,448	5.34	8.94	$2,638,198

(A)	The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2013 and 2012, respectively. For purposes of this calculation, the Company’s closing stock prices were $19.23 and $13.03 per share on December 31, 2013 and 2012, respectively.
(B)	These options are the remaining options accounted for as liability awards at December 31, 2013 and 2012, respectively. During 2014, the remaining 17,724 options with an exercise price of $4.09 are scheduled to expire.

The Company estimates the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model; however there were no option awards granted during the years ended December 31, 2013, 2012 or 2011.

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
Outstanding at beginning of period	469,848	590,662	523,479
Granted	103,176	169,481	251,281
Common stock delivered (A) (B) (C)	(205,075)	(290,295)	(184,098)
Forfeited	(2,263)	—	—

Outstanding at end of period	365,686	469,848	590,662

Intrinsic value (D)	$7,032,000	$6,122,000	$5,386,800

(A)	Includes 80,139 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $1,280,000 in 2013. A net of 124,936 shares of common stock were delivered in 2013.
(B)	Includes 84,367 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $851,000 in 2012. A net of 133,518 shares of common stock were delivered in 2012.
(C)	Includes 44,019 shares which were used to settle minimum employee withholding tax obligations for 14 employees of approximately $352,000 in 2011. A net of 133,809 shares of common stock were delivered in 2011.
(D)	For purposes of this calculation, the Company’s closing stock prices were $19.23, $13.03 and $9.12 per share on December 31, 2013, 2012 and 2011, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

In February 2013, an aggregate of 91,356 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $16.20 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February 2012, an aggregate of 143,783 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $10.05 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In March 2011, an aggregate of 214,135 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $7.41 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). The awards granted to employees in 2013, 2012 and 2011 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

During the years ended December 31, 2013, 2012 and 2011, an aggregate of 11,820 RSUs, 25,698 RSUs and 37,146 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $15.56, $9.54 and $8.25 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director. The Company issued 72,410 and 6,270 shares in December 2012 and 2011, respectively, to satisfy the settlement of RSUs related to directors that retired from the Board during those years.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $1,859,000, $2,181,000 and $2,083,000, respectively, including approximately $173,000, $222,000 and $295,000 related to non-employee director equity compensation, for the years ended December 31, 2013, 2012 and 2011, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

At December 31, 2013, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $1,637,000. It does not include any awards granted subsequent to December 31, 2013.

For the Year Ended December 31,	Options	RSUs	Total
2014	$—	$1,037,000	$1,037,000
2015	—	520,000	520,000
2016	—	80,000	80,000

	$—	$1,637,000	$1,637,000

10.	Commitments and Contingencies

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis, GP LLC and WPHC reached a settlement with the plaintiff, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the year ended December 31, 2013, the Company recovered $80,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE in District Court in Douglas County, Colorado on January 18, 2012, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all damages stemming from this failure to engage and settle. Additionally, the Company has claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. Trial in this comprehensive insurance action is scheduled for June 2014. The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project. A trial for these actions would not occur until 2015.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commitments and Contingencies (continued)

Other Operating Commitments

The Company is a tenant under three operating leases, two of which are for office space in Midtown Manhattan, New York and expire in September 2016, and a third for office space in White Plains, New York, which expires in September 2019. Rent expense was approximately $1,893,000, $1,793,000 and $1,738,000 for the years ended December 31, 2013, 2012 and 2011, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. In connection with one lease, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement is approximately $212,000 which is collateralized by a certificate of deposit issued by that bank. The certificate of deposit is included in restricted cash and investments in the consolidated balance sheets at December 31, 2013 and 2012.

Future minimum lease payments under operating leases at December 31, 2013 are as follows:

For the Year Ended December 31,	Amount
2014	$1,812,000
2015	1,896,000
2016	1,495,000
2017	214,000
2018	219,000
Thereafter	166,000

Total	$5,802,000

The Company has a defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. The Company matches contributions up to 2% of employees’ salaries, as then defined, for 2013, 2012 and 2011 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $203,000, $159,000 and $148,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

11.	Fair Value of Financial Instruments

At December 31, 2013 and 2012, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at December 31, 2013 and 2012. The Company had no debt balance outstanding at December 31, 2013 or 2012. See Note 6 for more information about the Company’s debt.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands, except per share amounts)
	2013
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
Subscription revenue	$8,234	$8,498	$8,780	$9,209

Income from continuing operations (A)	$402	$522	$705	$16,304

Net income (A)	$250	$484	$649	$16,214

Per share amounts – basic (B):
Income from continuing operations	$0.04	$0.05	$0.06	$1.49

Net income	$0.02	$0.04	$0.06	$1.49

Per share amounts – diluted (B):
Income from continuing operations	$0.04	$0.05	$0.05	$1.42

Net income	$0.02	$0.04	$0.05	$1.41

Weighted average number of common shares outstanding:
Basic	10,828	10,892	10,908	10,909

Diluted	11,348	11,398	11,445	11,464

	2012
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
Subscription revenue	$7,298	$7,522	$7,827	$8,581

Income from continuing operations (A)	$136	$498	$860	$6,519

Net (loss) income (A)(C)	$(14,209)	$2,193	$666	$7,066

Per share amounts – basic (B):
Income from continuing operations	$0.01	$0.05	$0.08	$0.61

Net (loss) income	$(1.34)	$0.21	$0.06	$0.66

Per share amounts – diluted (B):
Income from continuing operations	$0.01	$0.05	$0.08	$0.58

Net (loss) income	$(1.29)	$0.20	$0.06	$0.63

Weighted average number of common shares outstanding:
Basic	10,624	10,686	10,703	10,728

Diluted	11,011	10,950	11,094	11,233

(A)	The fourth quarter of 2013 and 2012 amounts reflect a net tax benefit of $14,751 and $5,427, respectively. See Note 7.
(B)	Aggregate quarterly per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.
(C)	The 2012 net (loss) income reflects the following events, all of which were recorded in income (loss) from discontinued operations in the respective quarterly periods pertaining to the Gold Peak project (see Note 10):
-	the first quarter of 2012 charge of $14,216, based upon the March 2012 verdict;
-	the second quarter of 2012 reversal of $1,956 of previously recorded litigation charges, based upon the June 2012 settlement; and
-	the fourth quarter of 2012 recoveries of approximately $713, which offset a portion of the previously recorded charges.