Form 10-Q
period 2014-03-31
Reis, Inc.
filed 2014-05-01
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of the Registrant’s shares of common stock outstanding was 11,101,665 as of April 25, 2014.

Part I. Financial Information

Item 1.  Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,787,761	$10,559,899
Restricted cash and investments	216,835	216,702
Accounts receivable, net	5,124,171	11,386,584
Prepaid and other assets	2,173,767	2,787,909
Assets attributable to discontinued operations	3,500	8,500

Total current assets	23,306,034	24,959,594
Furniture, fixtures and equipment, net of accumulated depreciation of $1,962,094 and $1,905,933, respectively	864,761	853,377
Intangible assets, net of accumulated amortization of $29,917,266 and $28,764,189, respectively	15,612,310	15,687,117
Deferred tax asset, non-current portion, net	21,586,520	21,316,520
Goodwill	54,824,648	54,824,648
Other assets	204,095	225,528

Total assets	$116,398,368	$117,866,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	1,991,795	3,578,227
Liability for option cancellations	123,713	268,341
Deferred revenue	19,251,022	20,284,178
Liabilities attributable to discontinued operations	507,352	342,138

Total current liabilities	21,873,882	24,472,884
Other long-term liabilities	536,456	522,941

Total liabilities	22,410,338	24,995,825

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,101,665 and 10,916,441 shares issued and outstanding, respectively	222,032	218,328
Additional paid in capital	103,161,958	102,717,693
Retained earnings (deficit)	(9,395,960)	(10,065,062)

Total stockholders’ equity	93,988,030	92,870,959

Total liabilities and stockholders’ equity	$116,398,368	$117,866,784

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Subscription revenue	$9,946,045	$8,234,328
Cost of sales of subscription revenue	1,916,345	1,681,404

Gross profit	8,029,700	6,552,924

Operating expenses:
Sales and marketing	2,552,020	1,968,966
Product development	763,103	721,566
General and administrative expenses	3,037,442	3,169,311

Total operating expenses	6,352,565	5,859,843

Other income (expenses):
Interest and other income	3,058	2,198
Interest expense	(28,213)	(28,213)

Total other income (expenses)	(25,155)	(26,015)

Income before income taxes and discontinued operations	1,651,980	667,066
Income tax expense	605,000	265,000

Income from continuing operations	1,046,980	402,066
(Loss) from discontinued operations, net of income tax (benefit) of $(235,000) and $(99,000), respectively	(377,878)	(151,632)

Net income	$669,102	$250,434

Per share amounts – basic:
Income from continuing operations	$0.10	$0.04

Net income	$0.06	$0.02

Per share amounts – diluted:
Income from continuing operations	$0.09	$0.04

Net income	$0.06	$0.02

Weighted average number of common shares outstanding:
Basic	10,978,716	10,828,396

Diluted	11,463,330	11,347,751

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2014	10,916,441	$218,328	$102,717,693	$(10,065,062)	$92,870,959

Shares issued for vested employees restricted stock units	144,660	2,893	(2,893)	—	—
Shares issued for settlement of vested director restricted stock units	40,564	811	(811)	—	—
Stock based compensation	—	—	447,969	—	447,969
Net income	—	—	—	669,102	669,102

Balance, March 31, 2014	11,101,665	$222,032	$103,161,958	$(9,395,960)	$93,988,030

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$669,102	$250,434
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	370,000	166,000
Depreciation	91,760	78,496
Amortization of intangible assets	1,153,077	1,134,764
Stock based compensation charges	447,969	491,521
Changes in assets and liabilities:
Restricted cash and investments	(133)	(160)
Accounts receivable, net	6,262,413	4,757,092
Prepaid and other assets	575	(53,521)
Accrued expenses and other liabilities	(1,407,703)	(1,546,853)
Liability for option cancellations	(12,850)	88,974
Deferred revenue	(1,033,156)	(1,350,660)

Net cash provided by operating activities	6,541,054	4,016,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(1,078,270)	(1,086,475)
Furniture, fixtures and equipment additions	(103,144)	(122,084)

Cash (used in) investing activities	(1,181,414)	(1,208,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for option cancellations and restricted stock units	(131,778)	(1,109,475)

Cash (used in) financing activities	(131,778)	(1,109,475)

Net increase in cash and cash equivalents	5,227,862	1,698,053
Cash and cash equivalents, beginning of period	10,559,899	4,960,850

Cash and cash equivalents, end of period	$15,787,761	$6,658,903

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$6,389	$—

Cash paid during the period for income taxes, net of refunds	$37,121	$15,183

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,893	$2,184

Shares issued for settlement of vested director restricted stock units	$811

Disposal of fully depreciated furniture, fixtures and equipment	$35,599	$17,572

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

Discontinued Operations – Residential Development Activities

Prior to May 2007, the name of the Company was Wellsford Real Properties, Inc. (“Wellsford”). Wellsford, which was originally formed on January 8, 1997, acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining units at its Colorado project in September 2009, sold its Claverack, New York project in bulk in February 2010, sold its remaining project in East Lyme, Connecticut in bulk in April 2011, and settled construction defect litigation at the aforementioned Colorado project in 2012.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 6, 2014. The consolidated statements of operations and changes in cash flows for the three months ended March 31, 2014 and 2013 are not necessarily indicative of full year results.

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

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data March 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,629	$—	$159	$15,788
Restricted cash and investments	217	—	—	217
Accounts receivable, net	5,124	—	—	5,124
Prepaid and other assets	208	—	1,965	2,173
Assets attributable to discontinued operations	—	—	4	4

Total current assets	21,178	—	2,128	23,306
Furniture, fixtures and equipment, net	842	—	22	864
Intangible assets, net	15,612	—	—	15,612
Deferred tax asset, net	285	—	21,302	21,587
Goodwill	57,203	—	(2,378)	54,825
Other assets	204	—	—	204

Total assets	$95,324	$—	$21,074	$116,398

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	1,430	—	562	1,992
Liability for option cancellations	—	—	124	124
Deferred revenue	19,251	—	—	19,251
Liabilities attributable to discontinued operations	—	271	236	507

Total current liabilities	20,681	271	922	21,874
Other long-term liabilities	536	—	—	536
Deferred tax liability, net	20,031	—	(20,031)	—

Total liabilities	41,248	271	(19,109)	22,410
Total stockholders’ equity	54,076	(271)	40,183	93,988

Total liabilities and stockholders’ equity	$95,324	$—	$21,074	$116,398

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended March 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$9,946	$—	$—	$9,946
Cost of sales of subscription revenue	1,916	—	—	1,916

Gross profit	8,030	—	—	8,030

Operating expenses:
Sales and marketing	2,552	—	—	2,552
Product development	763	—	—	763
General and administrative expenses	1,892	—	1,146	3,038

Total operating expenses	5,207	—	1,146	6,353
Other income (expenses):
Interest and other income	3	—	—	3
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(25)	—	—	(25)

Income (loss) before income taxes and discontinued operations	$2,798	$—	$(1,146)	$1,652

(Loss) from discontinued operations, before income taxes	$—	$(28)	$(585)	$(613)

Condensed Operating Data for the Three Months Ended March 31, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$8,234	$—	$—	$8,234
Cost of sales of subscription revenue	1,681	—	—	1,681

Gross profit	6,553	—	—	6,553

Operating expenses:
Sales and marketing	1,969	—	—	1,969
Product development	722	—	—	722
General and administrative expenses	1,796	—	1,373	3,169

Total operating expenses	4,487	—	1,373	5,860
Other income (expenses):
Interest and other income	2	—	—	2
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(26)	—	—	(26)

Income (loss) before income taxes and discontinued operations	$2,040	$—	$(1,373)	$667

(Loss) from discontinued operations, before income taxes	$—	$—	$(251)	$(251)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2014.

The Company’s largest individual subscriber accounted for 3.0% and 3.6% of Reis Services’s revenue for the three months ended March 31, 2014 and 2013, respectively.

The balance of outstanding accounts receivables of Reis Services at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013

Accounts receivables	$5,223,000	$11,465,000
Allowance for doubtful accounts	(99,000)	(79,000)

Accounts receivables, net	$5,124,000	$11,386,000

Ten subscribers accounted for an aggregate of approximately 38.7% of Reis Services’s accounts receivable at March 31, 2014, including six subscribers in excess of 4.0% with the largest representing 4.9%. Through April 28, 2014, the Company received payments of approximately $2,682,000 or 51.3% against the March 31, 2014 accounts receivable balance.

At March 31, 2014, the largest individual subscriber accounted for 4.6% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) from discontinued operations is comprised of the following:

	For the Three Months Ended March 31,
	2014	2013

Litigation charge, net of recoveries (see Note 11)	$—	$—
Other income (expense), net	(613,000)	(251,000)

(Loss) from discontinued operations before income tax	(613,000)	(251,000)
Income tax (benefit) from discontinued operations	(235,000)	(99,000)

(Loss) from discontinued operations, net of income tax (benefit)	$(378,000)	$(152,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. During the three months ended March 31, 2014 and 2013, the Company did not recover any amounts from other potentially responsible parties. For additional information pertaining to the Gold Peak litigation, see Note 11.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $217,000 at March 31, 2014 and December 31, 2013.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2014	December 31, 2013

Database	$17,745,000	$17,149,000
Accumulated amortization	(13,651,000)	(13,238,000)

Database, net	4,094,000	3,911,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(6,658,000)	(6,417,000)

Customer relationships, net	7,442,000	7,683,000

Web site	10,884,000	10,402,000
Accumulated amortization	(7,518,000)	(7,095,000)

Web site, net	3,366,000	3,307,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,090,000)	(2,014,000)

Acquired below market lease, net	710,000	786,000

Intangibles, net	$15,612,000	$15,687,000

The Company capitalized approximately $596,000 and $528,000 to the database intangible asset and $482,000 and $558,000 to the web site intangible asset during the three months ended March 31, 2014 and 2013, respectively.

Amortization expense for intangible assets aggregated approximately $1,153,000 for the three months ended March 31, 2014, of which approximately $413,000 related to the database, which is charged to cost of sales, approximately $241,000 related to customer relationships, which is charged to sales and marketing expense, approximately $423,000, related to web site development, which is charged to product development expense, and approximately $76,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,135,000 for the three months ended March 31, 2013, of which approximately $366,000 related to the database, approximately $244,000 related to customer relationships, approximately $449,000 related to web site development, and approximately $76,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

The Company had no debt outstanding at March 31, 2014 and December 31, 2013.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at March 31, 2014 and December 31, 2013. No borrowings were made on the Revolver during the three months ended March 31, 2014 or the year ended December 31, 2013.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2014	2013

Current Federal alternative minimum tax (“AMT”) expense	$—	$—
Current state and local tax expense	—	—
Deferred Federal tax expense	366,000	138,000
Deferred state and local tax expense	4,000	28,000

Consolidated income tax expense, including taxes attributable to discontinued operations (A)	370,000	166,000
Less income tax (benefit) attributable to discontinued operations	(235,000)	(99,000)

Income tax expense (B)	$605,000	$265,000

(A)	Includes income taxes attributable to income (loss) from discontinued operations.
(B)	Reflects the tax expense from continuing operations as reported on the consolidated statements of income for the period presented.

During the three months ended March 31, 2014, New York State enacted a law to reduce corporate tax rates, effective in future years. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City net operating loss carryforwards and this change in the law in New York State. The impact of this evaluation resulted in a net increase in the deferred tax asset of $29,000 during the three months ended March 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $23,419,000 and $23,789,000 at March 31, 2014 and December 31, 2013, respectively, of which $1,832,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $21,587,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; and (3) stock based compensation, all as they relate to deferred tax assets; and (4) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $66,006,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,158,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. The New York State law discussed above limits the amount of existing NOL’s which could be used each year in that state; however, all such losses are expected to be utilized in the future.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at March 31, 2014 or December 31, 2013.

8.	Stockholders’ Equity

Between December 2008 and August 2011, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of December 31, 2013. Although the Company has remaining availability under a prior authorization, such authorization was at a time when the Company’s stock price and cash position were significantly different than where they were

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stockholders’ Equity (continued)

at December 31, 2013. As a result, management would probably seek a new authorization from the Board if the Company were to consider stock repurchases in the future. During the three months ended March 31, 2014 and 2013, the Company did not repurchase any shares of common stock.

The Company did not declare or distribute any dividends during the three months ended March 31, 2014 and 2013.

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

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	627,724	$9.05	645,448	$8.94
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled through cash settlement	(8,862)	$(4.09)	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	618,862	$9.12	645,448	$8.94

Options exercisable at end of period	618,862	$9.12	420,488	$9.43

Options exercisable which can be settled in cash	8,862	$4.09	35,448	$4.67

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

At March 31, 2014, the liability for option cancellations was approximately $124,000 based upon the difference in the closing stock price of the Company’s common stock at March 31, 2014 of $18.05 per share and the individual exercise prices of the outstanding 8,862 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2013, the liability for option cancellations was approximately $268,000 based upon the difference in the closing stock price of the Company at December 31, 2013 of $19.23 per share and the individual exercise prices of the outstanding 17,724 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded a compensation (benefit) expense of approximately $(13,000) and $89,000 for the three months ended March 31, 2014 and 2013, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013

Outstanding at beginning of period	365,686	469,848
Granted	93,225	94,884
Common stock delivered (A)	(185,224)	(180,074)
Forfeited	(7,345)	(1,800)

Outstanding at end of period	266,342	382,858

Intrinsic value (B)	$4,807,000	$5,950,000

(A)   In the 2014 period, all of the vested RSUs were issued as shares. The 2013 period includes 70,897 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $1,109,000. A net of 109,177 shares of common stock were delivered in the first quarter of 2013.

(B)   For purposes of this calculation, the Company’s closing stock prices were $18.05 and $15.54 per share on March 31, 2014 and 2013, respectively.

In February 2014, an aggregate of 91,431 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.13 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February 2013, an aggregate of 91,356 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $16.20 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). The awards granted to employees in the first quarter of 2014 and 2013 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods.

In January 2014, an aggregate of 1,794 RSUs were granted to non-employee directors (with a grant date fair value of $19.23 per RSU) related to the equity component of their compensation. In January 2013, an aggregate of 3,528 RSUs were granted to non-employee directors (with an average grant date fair value of $13.03 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $448,000 and $492,000, including $34,500 and $46,000 related to non-employee director equity compensation, for the three months ended March 31, 2014 and 2013, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended March 31,
	2014	2013
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$1,046,980	$402,066
(Loss) from discontinued operations, net of income tax (benefit)	(377,878)	(151,632)

Net income for basic calculation	$669,102	$250,434

Numerator for diluted per share calculation:
Income from continuing operations	$1,046,980	$402,066
Adjustments to income from continuing operations for the income statement impact of dilutive securities	(12,850)	—

Income from continuing operations for dilution calculation	1,034,130	402,066
(Loss) from discontinued operations, net of income tax (benefit)	(377,878)	(151,632)

Net income for dilution calculation	$656,252	$250,434

Denominator:
Weighted average common shares – basic	10,978,716	10,828,396
Effect of dilutive securities:
RSUs	174,938	292,981
Stock options	309,676	226,374

Weighted average common shares – diluted	11,463,330	11,347,751

Per common share amounts – basic:
Income from continuing operations	$0.10	$0.04
(Loss) from discontinued operations	(0.04)	(0.02)

Net income	$0.06	$0.02

Per common share amounts – diluted:
Income from continuing operations	$0.09	$0.04
(Loss) from discontinued operations	(0.03)	(0.02)

Net income	$0.06	$0.02

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2014, only certain equity awards were antidilutive. For the three months ended March 31, 2013, certain equity awards and option awards accounted for under the liability method, were antidilutive.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis, GP LLC and WPHC reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the year ended December 31, 2013, the Company recovered $80,000.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company, upon advice of counsel and based on a reading of the policy, has taken the position that a total of $9,000,000 (and possibly $12,000,000) of coverage is available for this claim. ACE has taken the position that only $3,000,000 of coverage (including defense costs) was provided. The Company has filed suit against ACE in District Court in Douglas County, Colorado on January 18, 2012, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. The Company takes the position that ACE is liable for all damages stemming from this failure to engage and settle. Additionally, the Company has claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. Trial in this comprehensive insurance action was scheduled for June 2014; however, at the request of the defendants, the court granted a continuance on April 14, 2014 and a new trial date has not been set. The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project. A trial for these actions is scheduled for October 2015.

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

At March 31, 2014 and December 31, 2013, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at March 31, 2014 and December 31, 2013. The Company had no debt outstanding at March 31, 2014 and December 31, 2013. See Note 6 for additional information about the Company’s debt.

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

The following table lists the number of metropolitan markets for each of the six types of commercial real estate covered by Reis at both March 31, 2014 and December 31, 2013:

Apartment	275
Retail	190
Office	190
Warehouse/distribution	47
Flex/research & development	47
Self storage	50

Reis programmatically expands its property level and market coverage by geography and property type. On May 1, 2014, Reis introduced coverage on its seventh property type, senior housing/congregate care, in 57 metropolitan markets.

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

The Mobiuss platform is intended for both large and small lending institutions, Commercial Mortgage Backed Security, or CMBS, investors and equity investors, among others. Mobiuss has been designed in a modular fashion that allows banks of varying asset sizes to select the applications and price points most appropriate to the scale of their CRE portfolios.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 6, 2014.

Additional Segment Financial Information

See Note 3 of the Company’s consolidated financial statements included in this filing for additional information regarding all of the Company’s segments, including Discontinued Operations – Residential Development Activities.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Business Metrics of the Reis Services Business

Management considers certain metrics in evaluating the performance of the Reis Services business. These metrics are revenue, revenue growth, EBITDA (which is earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization), EBITDA growth and EBITDA margin. Other important metrics that management considers include the cash flow generation of the Reis Services business as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 2.

Following is a presentation of revenue, EBITDA and EBITDA margin for the Reis Services business (see below for a reconciliation of income from continuing operations to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)

	For the Three Months Ended March 31,		Increase	Percentage Increase
	2014	2013

Revenue	$9,946	$8,234	$1,712	20.8%
EBITDA	$4,066	$3,277	$789	24.1%
EBITDA margin	40.9%	39.8%

	For the Three Months Ended
	March 31, 2014	December 31, 2013	Increase	Percentage Increase

Revenue	$9,946	$9,209	$737	8.0%
EBITDA	$4,066	$3,788	$278	7.3%
EBITDA margin	40.9%	41.1%

Reis Services’s revenue increased by approximately $1,712,000, or 20.8%, from the first quarter of 2013 to the first quarter of 2014. The revenue increase over the corresponding prior quarterly period is the 16th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $737,000, or 8.0%, from the fourth quarter of 2013 to the first quarter of 2014. In general, these revenue increases reflect: (1) additional new Reis SE business; (2) revenue growth from ReisReports; and (3) revenue growth from Mobiuss in the 2014 period. The Company’s revenue growth reflects not just a single strong quarter, but also the momentum created by sustained contract growth during 2013 and into the first quarter of 2014. In 2013, the Company had its best booking year and the fourth quarter of 2013 was the best booking quarter in Reis’s history. The Company’s overall renewal rate was unchanged at 91% for the trailing twelve months ended March 31, 2014 and 2013 (for institutional subscribers, the renewal rates were 93% and 92% at March 31, 2014 and 2013, respectively). Total Reis SE subscribers increased to 1,007 at March 31, 2014 from 994 at December 31, 2013.

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

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2014 and 2013, respectively. A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2013 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	March 31,
	2014	2013

Deferred revenue (GAAP basis)	$19,251,000	$16,880,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	20,838,000	17,575,000

Aggregate Revenue Under Contract	$40,089,000	$34,455,000

(A)    Amounts are billable subsequent to March 31 of each year and represent (1) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (2) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2014 was approximately $27,009,000 related to amounts under contract for the forward twelve month period through March 31, 2015. The remainder reflects amounts under contract beyond March 31, 2015. The forward twelve month Aggregate Revenue Under Contract amount is approximately 74.1% of revenue on a trailing twelve month basis at March 31, 2014 of approximately $36,433,000. For comparison purposes, at March 31, 2013, the forward twelve month Aggregate Revenue Under Contract of $23,315,000 was approximately 72.5% of revenue on a trailing twelve month basis at March 31, 2013.

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

EBITDA for the three months ended March 31, 2014 was $4,066,000, an increase of $789,000, or 24.1%, over the first quarter 2013 amount. On a consecutive quarter basis, EBITDA increased $278,000, or 7.3%, from the fourth quarter of 2013 to the first quarter of 2014. These increases were primarily derived from the increases in revenue, as described above. Operating expenses also continued to grow, but at a slower pace than revenue growth, the net effect of which resulted in the Reis Services EBITDA margins of 40.9% and 39.8% for the three months ended March 31, 2014, and 2013, respectively.

Reinvestment in our business remains a priority, including developing new products and functionality, expanding our databases and adding resources to grow our customer base. Accordingly, we continue to hire in many departments, including in sales (both new business and account management) as well as in operations, including our data collection departments. With a growing head count, the Company leased additional space in the third quarter of 2013. The impact of this additional expense began in the fourth quarter of 2013. Separately, as Reis’s business continues to grow, we expect to devote additional resources to expand our sales pipeline through marketing efforts and sales force expansion. The impact of these initiatives was less than expected in the first quarter of 2014, due to the timing of hiring and the timing of implementation of these initiatives. Although our EBITDA margin in the last two fiscal quarters has been consistent at 40.9% and 41.1%, respectively, the expectation for additional spending in 2014 may result in margins for future quarters being below the 40.9% Reis Services EBITDA margin we reported for the first quarter of 2014.

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA

We define EBITDA as earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate supplemental financial measures to be considered in addition to the reported GAAP basis financial information which may assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. EBITDA and Adjusted EBITDA are presented both for the Reis Services business and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and for making assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services business. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended March 31, 2014	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,047
Income tax expense			605

Income (loss) before income taxes and discontinued operations	$2,798	$(1,146)	1,652
Add back:
Depreciation and amortization expense	1,243	2	1,245
Interest expense, net	25	—	25

EBITDA	4,066	(1,144)	2,922
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$4,066	$(709)	$3,357

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		33.8%

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended March 31, 2013	Reis Services	Other (A)	Consolidated

Income from continuing operations			$402
Income tax expense			265

Income (loss) before income taxes and discontinued operations	$2,040	$(1,373)	667
Add back:
Depreciation and amortization expense	1,211	2	1,213
Interest expense, net	26	—	26

EBITDA	3,277	(1,371)	1,906
Add back:
Stock based compensation expense, net	—	581	581

Adjusted EBITDA	$3,277	$(790)	$2,487

Adjusted EBITDA margin – Reis Services and consolidated (B)	39.8%		30.2%

Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended December 31, 2013	Reis Services	Other (A)	Consolidated

Income from continuing operations			$16,304
Income tax (benefit)			(14,751)

Income (loss) before income taxes and discontinued operations	$2,511	$(958)	1,553
Add back:
Depreciation and amortization expense	1,251	2	1,253
Interest expense, net	26	—	26

EBITDA	3,788	(956)	2,832
Add back:
Stock based compensation expense, net	—	379	379

Adjusted EBITDA	$3,788	$(577)	$3,211

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.1%		34.9%

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2014 and 2013

Subscription revenues and related cost of sales were approximately $9,946,000 and $1,916,000, respectively, for the three months ended March 31, 2014, which resulted in a gross profit for the Reis Services segment of approximately $8,030,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $413,000 during this period. Subscription revenues and related cost of sales were approximately $8,234,000 and $1,681,000, respectively, for the three months ended March 31, 2013, which resulted in a gross profit for the Reis Services segment of approximately $6,553,000. Amortization expense included in cost of sales was approximately $366,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $235,000 resulted from greater employment related costs, specifically from hiring during 2013 and 2014, coupled with compensation increases and higher benefit costs than in the 2013 period of $188,000 and a $47,000 increase in amortization expense for data base costs.

Sales and marketing expenses were approximately $2,552,000 and $1,969,000 for the three months ended March 31, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $241,000 and $244,000 during the three months ended March 31, 2014 and 2013, respectively. The increase in sales and marketing expenses between the two periods of approximately $583,000 resulted from greater employment related costs from hiring during 2013 and 2014 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2013 period.

Product development expenses were approximately $763,000 and $722,000 for the three months ended March 31, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $423,000 and $449,000 during the three months ended March 31, 2014 and 2013, respectively. Product development costs increased $41,000, primarily due to increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period of $67,000, offset by a net $26,000 decrease in amortization expense for web site costs.

General and administrative expenses of approximately $3,037,000 for the three months ended March 31, 2014 included current period expenses of approximately $2,435,000, depreciation and amortization expense of approximately $167,000 for lease value and furniture, fixtures and equipment, and approximately $435,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $448,000, offset by an approximate $13,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $19.23 per share at December 31, 2013 to $18.05 per share at March 31, 2014. General and administrative expenses of approximately $3,169,000 for the three months ended March 31, 2013 included current period expenses of approximately $2,434,000, depreciation and amortization expense of approximately $154,000 for lease value and furniture, fixtures and equipment, and approximately $581,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $492,000, and by an approximate $89,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $15.54 per share at March 31, 2013.

Interest expense of $28,000 for both the three months ended March 31, 2014 and 2013, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended March 31, 2014 or 2013.

The aggregate income tax expense of $605,000 during the three months ended March 31, 2014 reflected deferred Federal tax expense of $569,000 and deferred state and local tax expense of $36,000. The aggregate income tax expense of $265,000 during the three months ended March 31, 2013 reflected deferred Federal tax expense of $220,000 and deferred state and local tax expense of $45,000.

The loss from discontinued operations was $378,000 and $152,000 for the three months ended March 31, 2014 and 2013, respectively. The losses in the 2014 and 2013 periods primarily reflected legal and professional fees of $613,000 and $251,000, respectively, in connection with our recovery efforts (related to the 2012 Gold Peak settlement of $17,000,000), offset by income tax benefits of $235,000 and $99,000, respectively.

Income Taxes

During the three months ended March 31, 2014, New York State enacted a law to reduce corporate tax rates, effective in future years. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City net operating loss carryforwards and this change in the law in New York State. The impact of this evaluation resulted in a net increase in the deferred tax asset of $29,000 during the three months ended March 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $23,419,000 and $23,789,000 at March 31, 2014 and December 31, 2013, respectively, of which $1,832,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $21,587,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets. The significant portion of the deferred tax items primarily relates to: (1) NOL carryforwards; (2) Federal AMT credit carryforwards; and (3) stock based compensation; all as they relate to deferred tax assets; and (4) the deferred tax liability resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $66,006,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,158,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. The New York State law discussed above limits the amount of existing NOL’s which could be used each year in that state; however, all such losses are expected to be utilized in the future.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at March 31, 2014 or December 31, 2013.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $15,788,000 at March 31, 2014, an increase of $5,228,000 over the December 31, 2013 balance of approximately $10,560,000.

Our cash balance decreased significantly during the year ended December 31, 2012 from the $17,000,000 settlement of the Gold Peak litigation and the repayment of approximately $5,691,000 of outstanding debt. Cash generation of the Reis Services business in 2013 and the first quarter of 2014 has been solely responsible for the replenishment of our cash balance. In addition to the cash generation of the Reis Services business, in October 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility; no borrowings have been made on the Revolver in 2013 or to date in 2014. Separately, the Company is seeking recovery under all available insurance policies, and is pursuing appropriate additional actions against other potentially responsible parties related to Gold Peak. To date, these efforts have resulted in the recovery of $792,500 of cash by March 31, 2014 and no amounts in the first quarter of 2014 or 2013. There can be no assurance that the Company will recover any additional amounts in the short or long-term from these efforts.

At March 31, 2014, the Company’s short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the web site and databases; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; and the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $124,000 at March 31, 2014, based upon the closing stock price of the Company at March 31, 2014, of $18.05 per share). The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments related to 2014 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements, beyond 2014, may include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; and the possible payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. The Company may consider, based on market conditions and business needs, refinancing or otherwise amending our Revolver, though there can be no assurance we will do so, or be able to do so on terms acceptable to us. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments related to 2014 and possibly 2015 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes. Subsequent to 2015, tax payments are expected to be for alternative state and local taxes and Federal AMT, but not for Federal, state or local taxes on income. In 2015 and thereafter, as a result of the new tax law enacted in New York State in March 2014, the use of certain NOLs for New York State purposes will be subject to an annual limitation and therefore, any taxes in excess of the limitation will need to be paid in those periods.

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

Changes in Cash Flows

Cash flows for the three months ended March 31, 2014 and 2013 are summarized as follows:

	For the Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$6,541,054	$4,016,087
Cash (used in) investing activities	(1,181,414)	(1,208,559)
Cash (used in) financing activities	(131,778)	(1,109,475)

Net increase in cash and cash equivalents	$5,227,862	$1,698,053

Net cash provided by operating activities increased $2,525,000 from $4,016,000 provided in the 2013 period to $6,541,000 provided in the 2014 period. This increase was the result of increased operating cash flow of $2,761,000 from the Reis Services segment from $5,331,000 provided in the 2013 period to $8,092,000 provided in the 2014 period due to growth in revenue and EBITDA and the timing of accounts receivable collections.

Cash used in investing activities decreased $28,000 from $1,209,000 used in the 2013 period to $1,181,000 used in the 2014 period. This change resulted from a $19,000 decrease in furniture, fixtures and equipment as the 2013 period included spending in connection with the new office lease in 2013, coupled with a $9,000 decrease of cash used in the 2014 period as compared to the 2013 period for web site and database development costs for continuing product development and enhancement initiatives. The expectation for 2014 is that cash used for website and database development will exceed 2013 amounts.

Cash used in financing activities were $132,000 and $1,109,000 in the 2014 and 2013 periods, respectively, for option cancellations in the 2014 period and for restricted stock unit settlements in the 2013 period.

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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	lower than expected revenues and other performance measures such as income from continuing operations, EBITDA and Adjusted EBITDA;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	inability to access adequate capital to fund operations and investments in our business;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatening or future litigation; and

•

the risk factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 6, 2014.

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

At March 31, 2014 and December 31, 2013, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three months ended March 31, 2014 and throughout 2013, the Company did not have any interest rate caps. No debt was outstanding at March 31, 2014 and December 31, 2013. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 4.  Controls and Procedures.

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

As disclosed in Note 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q, the Company is engaged in certain legal matters, and the disclosure set forth in such Note 11 is incorporated herein by reference.

Item 1A.  Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 6, 2014, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements” for additional information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2014, the Company did not repurchase any shares of common stock.

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

Dated: May 1, 2014