Form 10-Q
period 2014-06-30
Reis, Inc.
filed 2014-07-31
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of the Registrant’s shares of common stock outstanding was 11,101,665 as of July 28, 2014.

Part I. Financial Information

Item 1.  Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,403,254	$10,559,899
Restricted cash and investments	212,358	216,702
Accounts receivable, net	4,469,457	11,386,584
Prepaid and other assets	2,462,463	2,787,909
Assets attributable to discontinued operations	4,650	8,500

Total current assets	23,552,182	24,959,594
Furniture, fixtures and equipment, net of accumulated depreciation of $2,040,032 and $1,905,933, respectively	850,932	853,377
Intangible assets, net of accumulated amortization of $31,126,598 and $28,764,189, respectively	15,374,659	15,687,117
Deferred tax asset, non-current portion, net	20,829,520	21,316,520
Goodwill	54,824,648	54,824,648
Other assets	182,662	225,528

Total assets	$115,614,603	$117,866,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	2,970,294	3,578,227
Liability for option cancellations	150,565	268,341
Deferred revenue	17,692,794	20,284,178
Liabilities attributable to discontinued operations	311,323	342,138

Total current liabilities	21,124,976	24,472,884
Other long-term liabilities	500,407	522,941

Total liabilities	21,625,383	24,995,825

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,101,665 and 10,916,441 shares issued and outstanding, respectively	222,032	218,328
Additional paid in capital	103,570,408	102,717,693
Retained earnings (deficit)	(9,803,220)	(10,065,062)

Total stockholders’ equity	93,989,220	92,870,959

Total liabilities and stockholders’ equity	$115,614,603	$117,866,784

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Subscription revenue	$10,194,375	$8,498,309	$20,140,420	$16,732,637
Cost of sales of subscription revenue	1,974,242	1,674,793	3,890,587	3,356,197

Gross profit	8,220,133	6,823,516	16,249,833	13,376,440

Operating expenses:
Sales and marketing	2,541,207	2,031,618	5,093,227	4,000,584
Product development	814,025	792,199	1,577,128	1,513,765
General and administrative expenses	3,202,151	3,104,751	6,239,593	6,274,062

Total operating expenses	6,557,383	5,928,568	12,909,948	11,788,411

Other income (expenses):
Interest and other income	6,071	2,331	9,129	4,529
Interest expense	(28,283)	(28,283)	(56,496)	(56,496)

Total other income (expenses)	(22,212)	(25,952)	(47,367)	(51,967)

Income before income taxes and discontinued operations	1,640,538	868,996	3,292,518	1,536,062
Income tax expense	726,000	347,000	1,331,000	612,000

Income from continuing operations	914,538	521,996	1,961,518	924,062
(Loss) from discontinued operations, net of income tax (benefit) of $(82,000), $(24,000), $(317,000) and $(123,000), respectively	(92,739)	(38,290)	(470,617)	(189,922)

Net income	$821,799	$483,706	$1,490,901	$734,140

Per share amounts – basic:
Income from continuing operations	$0.08	$0.05	$0.18	$0.09

Net income	$0.07	$0.04	$0.14	$0.07

Per share amounts – diluted:
Income from continuing operations	$0.08	$0.05	$0.17	$0.08

Net income	$0.07	$0.04	$0.13	$0.06

Weighted average number of common shares outstanding:
Basic	11,101,665	10,891,993	11,040,530	10,860,370

Diluted	11,531,030	11,398,094	11,509,489	11,368,882

Dividends declared per common share	$0.11	$—	$0.11	$—

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2014	10,916,441	$218,328	$102,717,693	$(10,065,062)	$92,870,959

Shares issued for vested employees restricted stock units	144,660	2,893	(2,893)	—	—
Shares issued for settlement of vested director restricted stock units	40,564	811	(811)	—	—
Stock based compensation	—	—	856,419	—	856,419
Dividends	—	—	—	(1,229,059)	(1,229,059)
Net income	—	—	—	1,490,901	1,490,901

Balance, June 30, 2014	11,101,665	$222,032	$103,570,408	$(9,803,220)	$93,989,220

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,490,901	$734,140
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	893,000	489,000
Depreciation	190,796	159,890
Amortization of intangible assets	2,362,409	2,341,884
Stock based compensation charges	856,419	1,039,143
Changes in assets and liabilities:
Restricted cash and investments	4,344	(305)
Accounts receivable, net	6,917,127	5,090,222
Prepaid and other assets	(33,838)	40,829
Accrued expenses and other liabilities	(661,282)	(1,443,719)
Liability for option cancellations	14,002	193,546
Deferred revenue	(2,591,384)	(2,056,702)

Net cash provided by operating activities	9,442,494	6,587,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(2,049,951)	(2,131,408)
Furniture, fixtures and equipment additions	(188,351)	(208,372)

Cash (used in) investing activities	(2,238,302)	(2,339,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(1,229,059)	—
Payments for option cancellations and restricted stock units	(131,778)	(1,109,475)

Cash (used in) financing activities	(1,360,837)	(1,109,475)

Net increase in cash and cash equivalents	5,843,355	3,138,673
Cash and cash equivalents, beginning of period	10,559,899	4,960,850

Cash and cash equivalents, end of period	$16,403,254	$8,099,523

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$12,639	$—

Cash paid during the period for income taxes, net of refunds	$143,121	$485,377

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,893	$2,499

Shares issued for settlement of vested director restricted stock units	$811

Disposal of fully depreciated furniture, fixtures and equipment	$56,697	$229,406

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 6, 2014. The consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and changes in cash flows for the six months ended June 30, 2014 and 2013 are not necessarily indicative of full year results.

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

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data June 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$16,241	$—	$162	$16,403
Restricted cash and investments	212	—	—	212
Accounts receivable, net	4,469	—	—	4,469
Prepaid and other assets	225	—	2,237	2,462
Assets attributable to discontinued operations	—	—	5	5

Total current assets	21,147	—	2,404	23,551
Furniture, fixtures and equipment, net	831	—	20	851
Intangible assets, net	15,375	—	—	15,375
Deferred tax asset, net	285	—	20,545	20,830
Goodwill	57,203	—	(2,378)	54,825
Other assets	183	—	—	183

Total assets	$95,024	$—	$20,591	$115,615

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,278	—	692	2,970
Liability for option cancellations	—	—	151	151
Deferred revenue	17,693	—	—	17,693
Liabilities attributable to discontinued operations	—	271	40	311

Total current liabilities	19,971	271	883	21,125
Other long-term liabilities	500	—	—	500
Deferred tax liability, net	21,098	—	(21,098)	—

Total liabilities	41,569	271	(20,215)	21,625
Total stockholders’ equity	53,455	(271)	40,806	93,990

Total liabilities and stockholders’ equity	$95,024	$—	$20,591	$115,615

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended June 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$10,194	$—	$—	$10,194
Cost of sales of subscription revenue	1,974	—	—	1,974

Gross profit	8,220	—	—	8,220

Operating expenses:
Sales and marketing	2,541	—	—	2,541
Product development	814	—	—	814
General and administrative expenses	2,079	—	1,123	3,202

Total operating expenses	5,434	—	1,123	6,557
Other income (expenses):
Interest and other income	6	—	—	6
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(22)	—	—	(22)

Income (loss) before income taxes and discontinued operations	$2,764	$—	$(1,123)	$1,641

(Loss) from discontinued operations, before income taxes	$—	$—	$(175)	$(175)

Condensed Operating Data for the Three Months Ended June 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$8,498	$—	$—	$8,498
Cost of sales of subscription revenue	1,675	—	—	1,675

Gross profit	6,823	—	—	6,823

Operating expenses:
Sales and marketing	2,032	—	—	2,032
Product development	791	—	—	791
General and administrative expenses	1,723	—	1,382	3,105

Total operating expenses	4,546	—	1,382	5,928
Other income (expenses):
Interest and other income	2	—	—	2
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(26)	—	—	(26)

Income (loss) before income taxes and discontinued operations	$2,251	$—	$(1,382)	$869

(Loss) from discontinued operations, before income taxes	$—	$—	$(62)	$(62)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Six Months Ended June 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$20,140	$—	$—	$20,140
Cost of sales of subscription revenue	3,890	—	—	3,890

Gross profit	16,250	—	—	16,250

Operating expenses:
Sales and marketing	5,093	—	—	5,093
Product development	1,577	—	—	1,577
General and administrative expenses	3,971	—	2,269	6,240

Total operating expenses	10,641	—	2,269	12,910
Other income (expenses):
Interest and other income	9	—	—	9
Interest expense	(56)	—	—	(56)

Total other income (expenses)	(47)	—	—	(47)

Income (loss) before income taxes and discontinued operations	$5,562	$—	$(2,269)	$3,293

(Loss) from discontinued operations, before income taxes	$—	$(28)	$(760)	$(788)

Condensed Operating Data for the Six Months Ended June 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$16,732	$—	$—	$16,732
Cost of sales of subscription revenue	3,356	—	—	3,356

Gross profit	13,376	—	—	13,376

Operating expenses:
Sales and marketing	4,001	—	—	4,001
Product development	1,513	—	—	1,513
General and administrative expenses	3,519	—	2,755	6,274

Total operating expenses	9,033	—	2,755	11,788
Other income (expenses):
Interest and other income	4	—	—	4
Interest expense	(56)	—	—	(56)

Total other income (expenses)	(52)	—	—	(52)

Income (loss) before income taxes and discontinued operations	$4,291	$—	$(2,755)	$1,536

(Loss) from discontinued operations, before income taxes	$—	$—	$(313)	$(313)

(A)	Includes the results of the Company’s discontinued Residential Development Activities segment, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2014.

The Company’s largest individual subscriber accounted for 3.0% and 3.6% of Reis Services’s revenue for the six months ended June 30, 2014 and 2013, respectively.

The balance of outstanding accounts receivables of Reis Services at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013

Accounts receivables	$4,546,000	$11,465,000
Allowance for doubtful accounts	(77,000)	(79,000)

Accounts receivables, net	$4,469,000	$11,386,000

Five subscribers accounted for an aggregate of approximately 30.1% of Reis Services’s accounts receivable at June 30, 2014, with the largest representing 16.5%. Through July 28, 2014, the Company received payments of approximately $2,189,000 or 48.1% against the June 30, 2014 accounts receivable balance.

At June 30, 2014, the largest individual subscriber accounted for 4.0% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) from discontinued operations is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Litigation recoveries (see Note 11)	$16,000	$80,000	$16,000	$80,000
Other income (expense), net	(191,000)	(142,000)	(804,000)	(393,000)

(Loss) from discontinued operations before income tax	(175,000)	(62,000)	(788,000)	(313,000)
Income tax (benefit) from discontinued operations	(82,000)	(24,000)	(317,000)	(123,000)

(Loss) from discontinued operations, net of income tax (benefit)	$(93,000)	$(38,000)	$(471,000)	$(190,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. During the three and six months ended June 30, 2014 and 2013, the Company’s efforts resulted in cash recoveries of $16,000, $80,000, $16,000 and $80,000, respectively. For additional information pertaining to the Gold Peak litigation, see Note 11.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $212,000 and $217,000 at June 30, 2014 and December 31, 2013, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2014	December 31, 2013

Database	$18,307,000	$17,149,000
Accumulated amortization	(14,090,000)	(13,238,000)

Database, net	4,217,000	3,911,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(6,899,000)	(6,417,000)

Customer relationships, net	7,201,000	7,683,000

Web site	11,294,000	10,402,000
Accumulated amortization	(7,971,000)	(7,095,000)

Web site, net	3,323,000	3,307,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,166,000)	(2,014,000)

Acquired below market lease, net	634,000	786,000

Intangibles, net	$15,375,000	$15,687,000

The Company capitalized approximately $562,000 and $496,000 during the three months ended June 30, 2014 and 2013, respectively, and approximately $1,158,000 and $1,024,000 during the six months ended June 30, 2014 and 2013, respectively, to the database intangible asset. The Company capitalized approximately $410,000 and $549,000 during the three months ended June 30, 2014 and 2013, respectively, and approximately $892,000 and $1,107,000 during the six months ended June 30, 2014 and 2013, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,209,000 and $2,362,000 for the three and six months ended June 30, 2014, of which approximately $439,000 and $852,000 related to the database, which is charged to cost of sales, approximately $241,000 and $482,000 related to customer relationships, which is charged to sales and marketing expense, approximately $453,000 and $876,000 related to web site development, which is charged to product development expense, and approximately $76,000 and $152,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,207,000 and $2,342,000 for the three and six months ended June 30, 2013, of which approximately $383,000 and $749,000 related to the database, approximately $244,000 and $488,000 related to customer relationships, approximately $505,000 and $954,000 related to web site development, and approximately $75,000 and $151,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

The Company had no debt outstanding at June 30, 2014 and December 31, 2013.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at June 30, 2014 and December 31, 2013. No borrowings were made on the Revolver during the three and six months ended June 30, 2014 or the year ended December 31, 2013.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Current Federal alternative minimum tax (“AMT”) expense	$12,000	$—	$12,000	$—
Current state and local tax expense	34,000	—	34,000	—
Deferred Federal tax expense	480,000	268,000	846,000	406,000
Deferred state and local tax expense	118,000	55,000	122,000	83,000

Consolidated income tax expense, including taxes attributable to discontinued operations (A)	644,000	323,000	1,014,000	489,000
Less income tax (benefit) attributable to discontinued operations	(82,000)	(24,000)	(317,000)	(123,000)

Income tax expense (B)	$726,000	$347,000	$1,331,000	$612,000

(A)  Includes income taxes attributable to income (loss) from discontinued operations.

(B)  Reflects the tax expense from continuing operations as reported on the consolidated statements of income for the period presented.

During March 2014, New York State enacted a law to reduce corporate tax rates, effective in future years. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City net operating loss carryforwards and this change in the law in New York State. The impact of this evaluation resulted in a net increase in the deferred tax asset of $29,000 during 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,896,000 and $23,789,000 at June 30, 2014 and December 31, 2013, respectively, of which $2,066,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $20,830,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $65,955,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,107,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. The New York State law discussed above limits the amount of existing NOL’s which could be used each year in that state; however, all such losses are expected to be utilized in the future.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at June 30, 2014 or December 31, 2013.

8.	Stockholders’ Equity

Between December 2008 and August 2011, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of June 30, 2014 and December 31, 2013. Although the Company has remaining availability under a prior authorization, such authorization was at a time when the Company’s stock price and cash position were significantly different than where they were at June 30, 2014. As a result, management would probably seek a new authorization from the Board if the

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stockholders’ Equity (continued)

Company were to consider stock repurchases in the future. During the three and six months ended June 30, 2014 and 2013, the Company did not repurchase any shares of common stock.

The Company declared an initial quarterly dividend of $0.11 per common share, or approximately $1,229,000 in the aggregate, to common shareholders of record at the close of business on June 11, 2014, which amounts were paid on June 18, 2014. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. The Company did not declare or distribute any dividends during the three months and six ended June 30, 2013.

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

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	627,724	$9.05	645,448	$8.94
Granted	20,000	$18.52	—	$—
Exercised	—	$—	—	$—
Cancelled through cash settlement	(8,862)	$(4.09)	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	638,862	$9.41	645,448	$8.94

Options exercisable at end of period	618,862	$9.12	645,448	$8.94

Options exercisable which can be settled in cash	8,862	$4.09	35,448	$4.67

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

In May 2014, the Company granted 20,000 options to one employee. These options, which are accounted for as an equity award, vest 20% per year over a five-year period and have an exercise price of $18.52 per option, based upon the closing price of the Company’s common stock on the date of grant. For expense purposes, the Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model at $7.64 per option.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

At June 30, 2014, the liability for option cancellations was approximately $151,000 based upon the difference in the closing stock price of the Company’s common stock at June 30, 2014 of $21.08 per share and the exercise price of the outstanding 8,862 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2013, the liability for option cancellations was approximately $268,000 based upon the difference in the closing stock price of the Company at December 31, 2013 of $19.23 per share and the exercise price of the outstanding 17,724 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded compensation expense of approximately $27,000 and $105,000 for the three months ended June 30, 2014 and 2013, respectively, and compensation expense of $14,000 and $194,000 for the six months ended June 30, 2014 and 2013, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

RSU Awards

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013

Outstanding at beginning of period	365,686	469,848
Granted	95,136	97,844
Common stock delivered (A)	(185,224)	(205,075)
Forfeited	(7,345)	(1,800)

Outstanding at end of period	268,253	360,817

Intrinsic value (B)	$5,655,000	$6,672,000

(A)	In the 2014 period, all of the vested RSUs were issued as shares. The 2013 period includes 9,242 and 80,139 shares which were used to settle minimum employee withholding tax obligations for two and 16 employees of approximately $171,000 and $1,280,000 in the three and six months ended June 30, 2013, respectively. A net of 15,759 and 124,936 shares of common stock were delivered in the three and six months ended June 30, 2013, respectively.
(B)	For purposes of this calculation, the Company’s closing stock prices were $21.08 and $18.49 per share on June 30, 2014 and 2013, respectively.

In February 2014, an aggregate of 91,431 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.13 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). In February 2013, an aggregate of 91,356 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $16.20 per RSU (which was determined based on the closing stock price of the Company’s common stock on the applicable date of grant). The awards granted to employees in the first quarter of 2014 and 2013 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the six months ended June 30, 2014, an aggregate of 3,705 RSUs were granted to non-employee directors (with an average grant date fair value of $18.62 per RSU) related to the equity component of their compensation. During the six months ended June 30, 2013, an aggregate of 6,488 RSUs were granted to non-employee directors (with an average grant date fair value of $14.18 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $408,000 and $547,000, including $34,500 and $46,000 related to non-employee director equity compensation, for the three months ended June 30, 2014 and 2013, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the six months ended June 30, 2014 and 2013, the Company recorded non-cash compensation expense of approximately $856,000 and $1,039,000, respectively, including $69,000 and $92,000, respectively, related to non-employee director equity compensation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$914,538	$521,996	$1,961,518	$924,062
(Loss) from discontinued operations, net of income tax (benefit)	(92,739)	(38,290)	(470,617)	(189,922)

Net income for basic calculation	$821,799	$483,706	$1,490,901	$734,140

Numerator for diluted per share calculation:
Income from continuing operations	$914,538	$521,996	$1,961,518	$924,062
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	—	—	—	—

Income from continuing operations for dilution calculation	914,538	521,996	1,961,518	924,062
(Loss) from discontinued operations, net of income tax (benefit)	(92,739)	(38,290)	(470,617)	(189,922)

Net income for dilution calculation	$821,799	$483,706	$1,490,901	$734,140

Denominator:
Weighted average common shares – basic	11,101,665	10,891,993	11,040,530	10,860,370
Effect of dilutive securities:
RSUs	124,134	231,663	163,397	255,835
Stock options	305,231	274,438	305,562	252,677

Weighted average common shares – diluted	11,531,030	11,398,094	11,509,489	11,368,882

Per common share amounts – basic:
Income from continuing operations	$0.08	$0.05	$0.18	$0.09
(Loss) from discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)

Net income	$0.07	$0.04	$0.14	$0.07

Per common share amounts – diluted:
Income from continuing operations	$0.08	$0.05	$0.17	$0.08
(Loss) from discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)

Net income	$0.07	$0.04	$0.13	$0.06

Potentially dilutive securities include all stock based awards. For the three months ended June 30, 2014 and for the six months ended June 30, 2014 and 2013, certain equity awards and option awards accounted for under the liability method, were antidilutive. For the three months ended June 30, 2013, only option awards accounted for under the liability method were antidilutive.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis, GP LLC and WPHC reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the year ended December 31, 2013, the Company recovered $80,000. During the three and six months ended June 30, 2014, the Company recovered $16,000.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

The Company takes the position that ACE is liable for all damages stemming from this failure to engage and settle. Additionally, the Company has claims against multiple additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. Trial in this comprehensive insurance action was scheduled for June 2014; however, at the request of the defendants, the court granted a continuance on April 14, 2014 and a new trial date has been scheduled for July 2015. The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project. A trial for these actions is scheduled for October 2015.

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

At June 30, 2014 and December 31, 2013, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at June 30, 2014 and December 31, 2013. The Company had no debt outstanding at June 30, 2014 and December 31, 2013. See Note 6 for additional information about the Company’s debt.

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on property performance, new construction and sales comparables. The significant characteristics of the Reis databases include:

•	Breadth - coverage of seven property types, including apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing properties;

•	Geography - national coverage of up to 275 of the largest U.S. metropolitan CRE markets, over 7,000 discrete market areas and segments with submarket boundaries proprietary to Reis;

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

The following table lists the number of metropolitan markets for each of the seven types of commercial real estate covered by Reis at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Apartment	275	275
Retail	190	190
Office	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	57	—

Reis programmatically expands its property level and market coverage by geography and property type. On May 1, 2014, Reis introduced coverage on its seventh property type, seniors housing, in 57 metropolitan markets.

Reis’s core property database contains information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development, self storage and seniors housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate web sites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Reis also maintains a sales comparables database containing transactions in up to 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our seven property types, as well as for hotel properties.

Reis’s long-standing relationships with thousands of data sources, including building owners, property managers and agents, represent a unique and highly valuable asset that has required decades of investment. The Company is recognized by the industry and the business and trade press as the premier source of objective, timely and granular market information, a reputation attributable to several factors: (1) Reis is viewed as independent as it does not compete as a broker in the listings space; and (2) Reis information is used by owners and managers in the underwriting, due diligence and marketing of properties, mortgages and real estate backed securities at both the single asset and portfolio levels.

Products and Services

Reis has invested in a robust technology infrastructure to disseminate a number of market information products to meet the demands of a wide variety of commercial real estate professionals, from a financial institution seeking an integrated commercial real estate portfolio management platform, to a single access user seeking local market intelligence through ReisReports. Reis is continually upgrading and expanding its product offering to reach new markets and new types of consumers of commercial real estate information.

Reis SE

Reis SE (“Subscriber Edition”), available at www.reis.com, is the Company’s flagship product, designed to assist in market research, due diligence and support of commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring, asset management and appraisal. Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing) or on the market/submarket level and are available as full color, presentation quality documents or in spreadsheet formats.

Key features of Reis SE include:

•

Market Reports - On a monthly basis, Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing property types in up to 275 metropolitan areas and more than 7,000 discrete market areas and segments.

•

Rent Comparables - Based on a user specified area, Reis supplies property level performance data such as rents and vacancies, as well as comp group summary statistics, including concessions, operating expenses and lease terms.

•

Sales Comparables - Reis maintains a sales comparables database containing transactions in up to 277 metropolitan areas. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000, for eight property types including hotel properties.

•

Single Property Valuation - Designed to help clients quantify the value and risk associated with their commercial real estate holdings, the valuation module utilizes three valuation methods – discounted cash flow, direct capitalization and sales price per square foot – supported by comparable transactions in the local market.

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

Data Redistribution / Marketing Alliances

The Company has established data redistribution agreements with information service providers as part of a strategy designed to raise brand awareness and generate sales leads for Reis’s information and services. Over time, third party users may enter into agreements with Reis directly in order to gain access to the full suite of reports and analytical modules. The Company’s data redistribution agreements are typically multi-year contracts in length, do not afford access to Reis’s proprietary database and provide limited views of Reis’s market data. Reis has also established marketing alliances with the Appraisal Institute, the Certified Commercial Investment Member Institute (“CCIM”) and Building Owners and Managers Association (BOMA) International to promote ReisReports to its members through discounts, e-mail outreach, website advertising and newsletter ads.

As an example, our data redistribution arrangement with Bloomberg allows for Bloomberg Professional subscribers to have access to Reis’s market information at {REIS < GO > } which is also integrated across property and credit valuation tools on Bloomberg’s Commercial Mortgage Backed Security (CMBS) product. Bloomberg subscribers can access Reis’s proprietary supply, demand and price data for the nation’s largest metropolitan apartment, office, retail and industrial markets.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended June 30,		Increase	Percentage Increase
	2014	2013

Revenue	$10,194	$8,498	$1,696	20.0%
EBITDA	$4,091	$3,563	$528	14.8%
EBITDA margin	40.1%	41.9%

	For the Six Months Ended June 30,		Increase	Percentage Increase
	2014	2013

Revenue	$20,140	$16,732	$3,408	20.4%
EBITDA	$8,157	$6,840	$1,317	19.3%
EBITDA margin	40.5%	40.9%

	For the Three Months Ended		Increase	Percentage Increase
	June 30, 2014	March 31, 2014

Revenue	$10,194	$9,946	$248	2.5%
EBITDA	$4,091	$4,066	$25	0.6%
EBITDA margin	40.1%	40.9%

Reis Services’s revenue increased by approximately $1,696,000, or 20.0%, from the second quarter of 2013 to the second quarter of 2014 and increased approximately $3,408,000, or 20.4%, from the six months ended June 30, 2013 to the 2014 comparable six month period. The revenue increase over the corresponding prior quarterly period is the 17th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $248,000, or 2.5%, from the first quarter of 2014 to the second quarter of 2014. In general, these revenue increases reflect: (1) additional new Reis SE business; (2) revenue growth from ReisReports; and (3) revenue growth from Mobiuss in the 2014 period. The Company’s revenue growth reflects not just a single strong quarter, but also the momentum created by sustained contract growth during 2013 and through the first half of 2014. In 2013, the Company had its best booking year and the fourth quarter of 2013 was the best booking quarter in Reis’s history. Both new business and total bookings for the second quarter of 2014 and the year to date 2014 period were at record levels compared to those specific periods historically. The Company’s overall renewal rates were 90% and 91% for the trailing twelve months ended June 30, 2014 and 2013, respectively (for institutional subscribers, the renewal rates were each 92% for the trailing twelve months ended June 30, 2014 and 2013). Total Reis SE subscribers increased to 1,024 at June 30, 2014 from 994 at December 31, 2013.

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

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2014 and 2013, respectively. A comparison of these balances at June 30 of each year is more meaningful than a comparison to the December 31, 2013 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	June 30,
	2014	2013

Deferred revenue (GAAP basis)	$17,693,000	$16,174,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	22,244,000	18,865,000

Aggregate Revenue Under Contract	$39,937,000	$35,039,000

(A)

Amounts are billable subsequent to June 30 of each year and represent (1) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (2) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2014 was approximately $26,278,000 related to amounts under contract for the forward twelve month period through June 30, 2015. The remainder reflects amounts under contract beyond June 30, 2015. The forward twelve month Aggregate Revenue Under Contract amount is 68.9% of revenue on a trailing twelve month basis at June 30, 2014 of $38,129,000. For comparison purposes, at June 30, 2013, the forward twelve month Aggregate Revenue Under Contract of $23,246,000 was approximately 70.1% of revenue on a trailing twelve month basis at June 30, 2013.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. Coupled with record new business and contract signings in 2013, which has continued into 2014, the Company continued to sign new multi-year contracts.

Reis Services EBITDA for the three months ended June 30, 2014 was $4,091,000, an increase of $528,000, or 14.8%, over the second quarter 2013 amount. For the six months ended June 30, 2014, Reis Services EBITDA was $8,157,000, an increase of $1,317,000, or 19.3%, over the comparable 2013 six month period. On a consecutive quarter basis, Reis Services EBITDA increased $25,000, or 0.6%, from the first quarter of 2014 to the second quarter of 2014. These increases were primarily derived from the increases in revenue, as described above. Operating expenses also continued to grow, but at a slower pace than revenue growth, the net effect of which resulted in the Reis Services EBITDA margins of 40.1% and 40.5% for the three and six months ended June 30, 2014, respectively as compared to the 41.9% and 40.9% reported amounts in the 2013 comparable periods. The reduction in the margins was the result of increased personnel related costs and our investment in maintaining our databases and new marketing initiatives.

Investment in our business remains a priority. This includes the development of new products and functionality, the expansion of our existing databases and our willingness to add resources to profitably grow both our customer and revenue base. Accordingly, we continue to hire in many departments, including in sales (both new business and account management) as well as in operations, including our data collection departments. With a growing head count, the Company leased additional space in the third quarter of 2013. The impact of this additional expense began in the fourth quarter of 2013. Separately, as Reis’s business continues to grow, we are devoting additional resources to expand our sales pipeline through marketing efforts and sales force expansion. Collectively, the effects of increased personnel costs and our investment and marketing initiatives have resulted in margin reductions to the 40.1% and 40.5% levels for the three and six months ended June 30, 2014, respectively. The expectation for additional spending in 2014 may result in margins for future quarters being at or below the 40.1% Reis Services EBITDA margin we reported for the second quarter of 2014.

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA (Segment and Consolidated)

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

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$915
Income tax expense			726

Income (loss) before income taxes and discontinued operations	$2,764	$(1,123)	1,641
Add back:
Depreciation and amortization expense	1,305	3	1,308
Interest expense, net	22	—	22

EBITDA	4,091	(1,120)	2,971
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$4,091	$(685)	$3,406

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.1%		33.4%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2013	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$522
Income tax expense			347

Income (loss) before income taxes and discontinued operations	$2,251	$(1,382)	869
Add back:
Depreciation and amortization expense	1,286	3	1,289
Interest expense, net	26	—	26

EBITDA	3,563	(1,379)	2,184
Add back:
Stock based compensation expense, net	—	652	652

Adjusted EBITDA	$3,563	$(727)	$2,836

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.9%		33.4%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,962
Income tax expense			1,331

Income (loss) before income taxes and discontinued operations	$5,562	$(2,269)	3,293
Add back:
Depreciation and amortization expense	2,548	5	2,553
Interest expense, net	47	—	47

EBITDA	8,157	(2,264)	5,893
Add back:
Stock based compensation expense, net	—	870	870

Adjusted EBITDA	$8,157	$(1,394)	$6,763

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.5%		33.6%

See footnotes on next page.

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2013	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$924
Income tax expense			612

Income (loss) before income taxes and discontinued operations	$4,291	$(2,755)	1,536
Add back:
Depreciation and amortization expense	2,497	5	2,502
Interest expense, net	52	—	52

EBITDA	6,840	(2,750)	4,090
Add back:
Stock based compensation expense, net	—	1,233	1,233

Adjusted EBITDA	$6,840	$(1,517)	$5,323

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		31.8%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,047
Income tax expense			605

Income (loss) before income taxes and discontinued operations	$2,798	$(1,146)	1,652
Add back:
Depreciation and amortization expense	1,243	2	1,245
Interest expense, net	25	—	25

EBITDA	4,066	(1,144)	2,922
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$4,066	$(709)	$3,357

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		33.8%

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2014 and 2013

Subscription revenues and related cost of sales were approximately $10,194,000 and $1,974,000, respectively, for the three months ended June 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $8,220,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $439,000 during this period. Subscription revenues and related cost of sales were approximately $8,498,000 and $1,675,000, respectively, for the three months ended June 30, 2013, which resulted in a gross profit for the Reis Services segment of approximately $6,823,000. Amortization expense included in cost of sales was approximately $383,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $299,000 resulted from greater employment related costs, specifically from hiring during 2013 and 2014, coupled with compensation increases and higher benefit costs than in the 2013 period of $243,000 and a $56,000 increase in amortization expense for database costs as a result of the addition of a new property type in 2014 (seniors housing).

Sales and marketing expenses were approximately $2,541,000 and $2,032,000 for the three months ended June 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $241,000 and $244,000 during the three months ended June 30, 2014 and 2013, respectively. The increase in sales and marketing expenses between the two periods of approximately $509,000 resulted from greater employment related costs from hiring during 2013 and 2014 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2013 period.

Product development expenses were approximately $814,000 and $791,000 for the three months ended June 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $453,000 and $505,000 during the three months ended June 30, 2014 and 2013, respectively. Product development costs increased $23,000, primarily due to increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period of $75,000, offset by a net $52,000 decrease in amortization expense for web site costs due to the completion of amortization in the first half of 2013 related to significant prior year product releases (including the 2010 introduction of ReisReports and monthly publication of data).

General and administrative expenses of approximately $3,202,000 for the three months ended June 30, 2014 included current period expenses of approximately $2,592,000, depreciation and amortization expense of approximately $175,000 for lease value and furniture, fixtures and equipment, and approximately $435,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $408,000, and by an approximate $27,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $18.05 per share at March 31, 2014 to $21.08 per share at June 30, 2014. General and administrative expenses of approximately $3,105,000 for the three months ended June 30, 2013 include current period expenses of approximately $2,296,000, depreciation and amortization expense of approximately $157,000 for lease value and furniture, fixtures and equipment, and approximately $652,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $547,000 and by an approximate $105,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $15.54 per share at March 31, 2013 to $18.49 per share at June 30, 2013. Excluding the non-cash expenses, the increase in general and administrative expenses of $296,000 is primarily a result of increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period and other personnel related costs.

Interest expense of $28,000 during the three months ended June 30, 2014 and 2013 was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended June 30, 2014 or 2013.

The aggregate income tax expense applicable to continuing operations was $726,000 during the three months ended June 30, 2014, which reflected current alternative minimum tax of $27,000, current state and local tax expense of $43,000, deferred Federal tax expense of $538,000 and deferred state and local tax expense of $118,000. The aggregate income tax expense applicable to continuing operations was $347,000 during the three months ended June 30, 2013, which reflected deferred Federal tax expense of $288,000 and deferred state and local tax expense of $59,000.

The loss from discontinued operations was $93,000 for the three months ended June 30, 2014 and primarily reflected legal and professional fees of $191,000 in connection with our recovery efforts (related to the 2012 Gold Peak settlement of $17,000,000), offset by $16,000 of recoveries during the period and an income tax benefit of $82,000. The loss from discontinued operations was $38,000 for the three months ended June 30, 2013 and primarily reflected legal and professional fees of $142,000 in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during the period and an income tax benefit of $24,000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2014 and 2013

Subscription revenues and related cost of sales were approximately $20,140,000 and $3,890,000, respectively, for the six months ended June 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $16,250,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $852,000 during this period. Subscription revenues and related cost of sales were approximately $16,732,000 and $3,356,000, respectively, for the six months ended June 30, 2013, which resulted in a gross profit for the Reis Services segment of approximately $13,376,000. Amortization expense included in cost of sales was approximately $749,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $534,000 resulted from greater employment related costs, specifically from hiring during 2013 and 2014, coupled with compensation increases and higher benefit costs than in the 2013 period of $431,000 and a $103,000 increase in amortization expense for database costs as a result of the addition of a new property type in 2014 (seniors housing).

Sales and marketing expenses were approximately $5,093,000 and $4,001,000 for the six months ended June 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $482,000 and $488,000 during the six months ended June 30, 2014 and 2013, respectively. The increase in sales and marketing expenses between the two periods of approximately $1,092,000 resulted from greater employment related costs from hiring during 2013 and 2014 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2013 period.

Product development expenses were approximately $1,577,000 and $1,513,000 for the six months ended June 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $876,000 and $954,000 during the six months ended June 30, 2014 and 2013, respectively. Product development costs increased $64,000, primarily due to increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period of $142,000, offset by a net $78,000 decrease in amortization expense for web site costs due to the completion of amortization in the first half of 2013 related to significant prior year product releases (including the 2010 introduction of ReisReports and monthly publication of data).

General and administrative expenses of approximately $6,240,000 for the six months ended June 30, 2014 included current period expenses of approximately $5,028,000, depreciation and amortization expense of approximately $342,000 for lease value and furniture, fixtures and equipment, and approximately $870,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $856,000, and by an approximate $14,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $19.23 per share at December 31, 2013 to $21.08 per share at June 30, 2014. General and administrative expenses of approximately $6,274,000 for the six months ended June 30, 2013 include current period expenses of approximately $4,730,000, depreciation and amortization expense of approximately $311,000 for lease value and furniture, fixtures and equipment, and approximately $1,233,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,039,000 and by an approximate $194,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $18.49 per share at June 30, 2013. Excluding the non-cash expenses, the increase in general and administrative expenses of $298,000 is primarily a result of increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period and other personnel related costs.

Interest expense of $56,000 during the six months ended June 30, 2014 and 2013 was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during the six months ended June 30, 2014 or 2013.

The aggregate income tax expense applicable to continuing operations was $1,331,000 during the six months ended June 30, 2014, which reflected current alternative minimum tax of $27,000, current state and local tax expense of $75,000, deferred Federal tax expense of $1,107,000 and deferred state and local tax expense of $122,000. The aggregate income tax expense applicable to continuing operations was $612,000 during the six months ended June 30, 2013, which reflected deferred Federal tax expense of $508,000 and deferred state and local tax expense of $104,000.

The loss from discontinued operations was $471,000 for the six months ended June 30, 2014 and primarily reflected legal and professional fees of $804,000 in connection with our recovery efforts (related to the 2012 Gold Peak settlement of $17,000,000), offset by $16,000 of recoveries during the period and an income tax benefit of $317,000. The loss from discontinued operations was $190,000 for the six months ended June 30, 2013 and primarily reflected legal and professional fees of $393,000 in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during the period and an income tax benefit of $123,000.

Income Taxes

During March 2014, New York State enacted a law to reduce corporate tax rates, effective in future years. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City net operating loss carryforwards and this change in the law in New York State. The impact of this evaluation resulted in a net increase in the deferred tax asset of $29,000 during 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,896,000 and $23,789,000 at June 30, 2014 and December 31, 2013, respectively, of which $2,066,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $20,830,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $65,955,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,107,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. The New York State law discussed above limits the amount of existing NOLs which could be used each year in that state; however, all such losses are expected to be utilized in the future.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at June 30, 2014 or December 31, 2013.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $16,403,000 at June 30, 2014, an increase of $5,843,000 over the December 31, 2013 balance of approximately $10,560,000.

Our cash balance decreased significantly during the year ended December 31, 2012 from the $17,000,000 settlement of the Gold Peak litigation and the repayment of approximately $5,691,000 of outstanding debt. Cash generation of the Reis Services business in 2013 and the first six months of 2014 has been solely responsible for the replenishment of our cash balance. In addition to the cash generation of the Reis Services business, in October 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility; no borrowings have been made on the Revolver since it was obtained. Separately, the Company is seeking recovery under all available insurance policies, and is pursuing appropriate additional actions against other potentially responsible parties related to Gold Peak. To date, these efforts have resulted in the recovery of approximately $809,000 of cash by June 30, 2014, including approximately $16,000 recovered during the three and six months ended June 30, 2014. There can be no assurance that the Company will recover any additional amounts in the short or long-term from these efforts.

At June 30, 2014, the Company’s short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the web site and databases; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $151,000 at June 30, 2014, based upon the closing stock price of the Company at June 30, 2014, of $21.08 per share); and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use over many years against future Federal, state and local taxable income, if any. Tax payments related to 2014 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements, beyond 2014, may include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the possible payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. The Company may consider, based on market conditions and business needs, refinancing or otherwise amending our Revolver, though there can be no assurance we will do so, or be able to do so on terms acceptable to us. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments related to 2014 and possibly 2015 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes. Subsequent to 2015, tax payments are expected to be for alternative state and local taxes and Federal AMT, but not for Federal, state or local taxes on income. In 2015 and thereafter, as a result of the new tax law enacted in New York State in March 2014, the use of certain NOLs for New York State purposes will be subject to an annual limitation and therefore, any taxes in excess of the limitation will need to be paid in those periods.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase shares of Reis common stock; or (3) pay a special dividend, or increase its recurring dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2014 or thereafter. The Company declared an initial quarterly dividend of $0.11 per common share, or approximately $1,229,000 in the aggregate, to common stockholders of record at the close of business on June 11, 2014, which amounts were paid on June 18, 2014. Although, the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board.

Changes in Cash Flows

Cash flows for the six months ended June 30, 2014 and 2013 are summarized as follows:

	For the Six Months Ended June 30,
	2014	2013

Net cash provided by operating activities	$9,442,494	$6,587,928

Cash (used in) investing activities	(2,238,302)	(2,339,780)

Cash (used in) financing activities	(1,360,837)	(1,109,475)

Net increase in cash and cash equivalents	$5,843,355	$3,138,673

Net cash provided by operating activities increased $2,854,000 from $6,588,000 provided in the 2013 period to $9,442,000 provided in the 2014 period. This increase was the result of increased operating cash flow of $3,158,000 from the Reis Services segment from $8,918,000 provided in the 2013 period to $12,076,000 provided in the 2014 period due to growth in revenue and EBITDA and the timing of accounts receivable collections.

Cash used in investing activities decreased $102,000 from $2,340,000 used in the 2013 period to $2,238,000 used in the 2014 period. This change resulted from a $20,000 decrease in furniture, fixtures and equipment as the 2013 period included spending in connection with the new office lease in 2013, coupled with an $82,000 decrease of cash used in the 2014 period as compared to the 2013 period for web site and database development costs for continuing product development and enhancement initiatives. The expectation for 2014 is that cash used for web site and database development will exceed 2013 amounts.

Cash used in financing activities was $1,361,000 and $1,109,000 in the 2014 and 2013 periods, respectively. In the 2014 period, this amount includes $1,229,000 for dividends declared and paid in the second quarter of 2014 and $132,000 for option cancellations. In the 2013 period, cash used in financing activities was solely for restricted stock unit settlements.

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

At June 30, 2014 and December 31, 2013, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and six months ended June 30, 2014 and throughout 2013, the Company did not have any interest rate caps. No debt was outstanding at June 30, 2014 and December 31, 2013. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 4.  Controls and Procedures.

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three or six months ended June 30, 2014, the Company did not repurchase any shares of common stock.

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

Dated: July 31, 2014