Form 10-Q
period 2014-09-30
Reis, Inc.
filed 2014-10-29
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of the Registrant’s shares of common stock outstanding was 11,136,665 as of October 27, 2014.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,397,608	$10,559,899
Restricted cash and investments	212,492	216,702
Accounts receivable, net	6,966,014	11,386,584
Prepaid and other assets	3,127,905	2,787,909
Assets attributable to discontinued operations	3,500	8,500

Total current assets	26,707,519	24,959,594
Furniture, fixtures and equipment, net of accumulated depreciation of $2,070,840 and $1,905,933, respectively	808,835	853,377
Intangible assets, net of accumulated amortization of $32,375,201 and $28,764,189, respectively	15,040,746	15,687,117
Deferred tax asset, non-current portion, net	19,937,520	21,316,520
Goodwill	54,824,648	54,824,648
Other assets	161,230	225,528

Total assets	$117,480,498	$117,866,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,780,047	3,578,227
Liability for option cancellations	172,809	268,341
Deferred revenue	18,187,918	20,284,178
Liabilities attributable to discontinued operations	289,063	342,138

Total current liabilities	22,429,837	24,472,884
Other long-term liabilities	464,358	522,941

Total liabilities	22,894,195	24,995,825

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,136,665 and 10,916,441 shares issued and outstanding, respectively	222,733	218,328
Additional paid in capital	104,319,777	102,717,693
Retained earnings (deficit)	(9,956,207)	(10,065,062)

Total stockholders’ equity	94,586,303	92,870,959

Total liabilities and stockholders’ equity	$117,480,498	$117,866,784

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Subscription revenue	$10,468,941	$8,780,212	$30,609,361	$25,512,849
Cost of sales of subscription revenue	2,072,977	1,755,020	5,963,564	5,111,217

Gross profit	8,395,964	7,025,192	24,645,797	20,401,632

Operating expenses:
Sales and marketing	2,573,236	2,096,965	7,666,463	6,097,549
Product development	945,444	835,811	2,522,572	2,349,576
General and administrative expenses	2,981,806	2,893,109	9,221,399	9,167,171

Total operating expenses	6,500,486	5,825,885	19,410,434	17,614,296

Other income (expenses):
Interest and other income	6,262	2,943	15,391	7,472
Interest expense	(28,352)	(28,352)	(84,848)	(84,848)

Total other income (expenses)	(22,090)	(25,409)	(69,457)	(77,376)

Income before income taxes and discontinued operations	1,873,388	1,173,898	5,165,906	2,709,960
Income tax expense	743,000	469,000	2,074,000	1,081,000

Income from continuing operations	1,130,388	704,898	3,091,906	1,628,960
(Loss) from discontinued operations, net of income tax (benefit) of $(34,000), $(36,000), $(351,000) and $(159,000), respectively	(50,287)	(55,947)	(520,904)	(245,869)

Net income	$1,080,101	$648,951	$2,571,002	$1,383,091

Per share amounts – basic:
Income from continuing operations	$0.10	$0.06	$0.28	$0.15

Net income	$0.10	$0.06	$0.23	$0.13

Per share amounts – diluted:
Income from continuing operations	$0.10	$0.05	$0.27	$0.14

Net income	$0.09	$0.05	$0.22	$0.12

Weighted average number of common shares outstanding:
Basic	11,119,165	10,907,579	11,067,030	10,876,279

Diluted	11,653,268	11,445,326	11,556,333	11,382,774

Dividends declared per common share	$0.11	$—	$0.22	$—

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2014	10,916,441	$218,328	$102,717,693	$(10,065,062)	$92,870,959

Shares issued for vested employees restricted stock units	144,660	2,894	(2,894)	—	—
Shares issued for settlement of vested director restricted stock units	40,564	811	(811)	—	—
Shares issued for option exercises	35,000	700	334,300	—	335,000
Stock based compensation	—	—	1,271,489	—	1,271,489
Dividends	—	—	—	(2,462,147)	(2,462,147)
Net income	—	—	—	2,571,002	2,571,002

Balance, September 30, 2014	11,136,665	$222,733	$104,319,777	$(9,956,207)	$94,586,303

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,571,002	$1,383,091
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	1,438,000	916,000
Depreciation	282,613	240,639
Amortization of intangible assets	3,611,012	3,536,058
Stock based compensation charges	1,271,489	1,451,337
Changes in assets and liabilities:
Restricted cash and investments	4,210	(441)
Accounts receivable, net	4,420,570	6,244,687
Prepaid and other assets	(329,698)	(187,583)
Accrued expenses and other liabilities	90,162	(939,230)
Liability for option cancellations	36,246	110,597
Deferred revenue	(2,096,260)	(2,763,666)

Net cash provided by operating activities	11,299,346	9,991,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Web site and database development costs	(2,964,641)	(3,063,366)
Furniture, fixtures and equipment additions	(238,071)	(366,163)

Cash (used in) investing activities	(3,202,712)	(3,429,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(2,462,147)	—
Proceeds from option exercises	335,000	—
Payments for option cancellations and restricted stock units	(131,778)	(1,280,376)

Cash (used in) financing activities	(2,258,925)	(1,280,376)

Net increase in cash and cash equivalents	5,837,709	5,281,584
Cash and cash equivalents, beginning of period	10,559,899	4,960,850

Cash and cash equivalents, end of period	$16,397,608	$10,242,434

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$18,958	$17,847

Cash paid during the period for income taxes, net of refunds	$177,051	$681,765

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for vested employee restricted stock units	$2,894	$2,499

Shares issued for settlement of vested director restricted stock units	$811

Disposal of fully depreciated furniture, fixtures and equipment	$117,706	$247,074

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 6, 2014. The consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and changes in cash flows for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of full year results.

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

The Company is organized into two separately managed segments: the Reis Services segment and the discontinued Residential Development Activities segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data September 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$16,235	$—	$163	$16,398
Restricted cash and investments	212	—	—	212
Accounts receivable, net	6,966	—	—	6,966
Prepaid and other assets	302	—	2,825	3,127
Assets attributable to discontinued operations	—	—	4	4

Total current assets	23,715	—	2,992	26,707
Furniture, fixtures and equipment, net	791	—	17	808
Intangible assets, net	15,041	—	—	15,041
Deferred tax asset, net	285	—	19,653	19,938
Goodwill	57,203	—	(2,378)	54,825
Other assets	161	—	—	161

Total assets	$97,196	$—	$20,284	$117,480

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,715	—	1,065	3,780
Liability for option cancellations	—	—	173	173
Deferred revenue	18,188	—	—	18,188
Liabilities attributable to discontinued operations	—	271	18	289

Total current liabilities	20,903	271	1,256	22,430
Other long-term liabilities	464	—	—	464
Deferred tax liability, net	22,224	—	(22,224)	—

Total liabilities	43,591	271	(20,968)	22,894
Total stockholders’ equity	53,605	(271)	41,252	94,586

Total liabilities and stockholders’ equity	$97,196	$—	$20,284	$117,480

(A)	Includes the assets and liabilities of the Company’s discontinued Residential Development Activities segment, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended September 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$10,469	$—	$—	$10,469
Cost of sales of subscription revenue	2,073	—	—	2,073

Gross profit	8,396	—	—	8,396

Operating expenses:
Sales and marketing	2,573	—	—	2,573
Product development	946	—	—	946
General and administrative expenses	1,931	—	1,051	2,982

Total operating expenses	5,450	—	1,051	6,501
Other income (expenses):
Interest and other income	6	—	—	6
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(22)	—	—	(22)

Income (loss) before income taxes and discontinued operations	$2,924	$—	$(1,051)	$1,873

(Loss) from discontinued operations, before income taxes	$—	$(3)	$(81)	$(84)

Condensed Operating Data for the Three Months Ended September 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$8,780	$—	$—	$8,780
Cost of sales of subscription revenue	1,755	—	—	1,755

Gross profit	7,025	—	—	7,025

Operating expenses:
Sales and marketing	2,097	—	—	2,097
Product development	836	—	—	836
General and administrative expenses	1,686	—	1,207	2,893

Total operating expenses	4,619	—	1,207	5,826
Other income (expenses):
Interest and other income	3	—	—	3
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(25)	—	—	(25)

Income (loss) before income taxes and discontinued operations	$2,381	$—	$(1,207)	$1,174

(Loss) from discontinued operations, before income taxes	$—	$(8)	$(84)	$(92)

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Nine Months Ended September 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$30,609	$—	$—	$30,609
Cost of sales of subscription revenue	5,963	—	—	5,963

Gross profit	24,646	—	—	24,646

Operating expenses:
Sales and marketing	7,666	—	—	7,666
Product development	2,523	—	—	2,523
General and administrative expenses	5,902	—	3,320	9,222

Total operating expenses	16,091	—	3,320	19,411
Other income (expenses):
Interest and other income	15	—	—	15
Interest expense	(84)	—	—	(84)

Total other income (expenses)	(69)	—	—	(69)

Income (loss) before income taxes and discontinued operations	$8,486	$—	$(3,320)	$5,166

(Loss) from discontinued operations, before income taxes	$—	$(31)	$(841)	$(872)

Condensed Operating Data for the Nine Months Ended September 30, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$25,512	$—	$—	$25,512
Cost of sales of subscription revenue	5,111	—	—	5,111

Gross profit	20,401	—	—	20,401

Operating expenses:
Sales and marketing	6,098	—	—	6,098
Product development	2,349	—	—	2,349
General and administrative expenses	5,205	—	3,962	9,167

Total operating expenses	13,652	—	3,962	17,614
Other income (expenses):
Interest and other income	7	—	—	7
Interest expense	(84)	—	—	(84)

Total other income (expenses)	(77)	—	—	(77)

Income (loss) before income taxes and discontinued operations	$6,672	$—	$(3,962)	$2,710

(Loss) from discontinued operations, before income taxes	$—	$(8)	$(397)	$(405)

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2014.

The Company’s largest individual subscriber accounted for 2.9% and 3.5% of Reis Services’s revenue for the nine months ended September 30, 2014 and 2013, respectively.

The balance of outstanding accounts receivables of Reis Services at September 30, 2014 and December 31, 2013 follows:

	September 30, 2014	December 31, 2013

Accounts receivables	$7,019,000	$11,465,000
Allowance for doubtful accounts	(53,000)	(79,000)

Accounts receivables, net	$6,966,000	$11,386,000

Seven subscribers accounted for an aggregate of approximately 36.5% of Reis Services’s accounts receivable at September 30, 2014, with the largest representing 10.2%. Through October 24, 2014, the Company received payments of approximately $2,389,000 or 34.0% against the September 30, 2014 accounts receivable balance.

At September 30, 2014, the largest individual subscriber accounted for 3.3% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) from discontinued operations is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Litigation recoveries (see Note 11)	$10,000	$—	$26,000	$80,000
Other income (expense), net	(94,000)	(92,000)	(898,000)	(485,000)

(Loss) from discontinued operations before income tax	(84,000)	(92,000)	(872,000)	(405,000)
Income tax (benefit) from discontinued operations	(34,000)	(36,000)	(351,000)	(159,000)

(Loss) from discontinued operations, net of income tax (benefit)	$(50,000)	$(56,000)	$(521,000)	$(246,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict, whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. The Company’s efforts resulted in cash recoveries of $10,000 during the three months ended September 30, 2014 and $26,000 and $80,000 during the nine months ended September 30, 2014 and 2013, respectively. No recoveries occurred during the three months ended September 30, 2013. For additional information pertaining to the Gold Peak litigation, see Note 11.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $212,000 and $217,000 at September 30, 2014 and December 31, 2013, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	September 30, 2014	December 31, 2013

Database	$18,868,000	$17,149,000
Accumulated amortization	(14,548,000)	(13,238,000)

Database, net	4,320,000	3,911,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(7,139,000)	(6,417,000)

Customer relationships, net	6,961,000	7,683,000

Web site	11,648,000	10,402,000
Accumulated amortization	(8,447,000)	(7,095,000)

Web site, net	3,201,000	3,307,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,241,000)	(2,014,000)

Acquired below market lease, net	559,000	786,000

Intangibles, net	$15,041,000	$15,687,000

The Company capitalized approximately $561,000 and $464,000 during the three months ended September 30, 2014 and 2013, respectively, and approximately $1,719,000 and $1,488,000 during the nine months ended September 30, 2014 and 2013, respectively, to the database intangible asset. The Company capitalized approximately $354,000 and $468,000 during the three months ended September 30, 2014 and 2013, respectively, and approximately $1,246,000 and $1,575,000 during the nine months ended September 30, 2014 and 2013, respectively, to the web site intangible asset.

Amortization expense for intangible assets aggregated approximately $1,249,000 and $3,611,000 for the three and nine months ended September 30, 2014, of which approximately $458,000 and $1,310,000 related to the database, which is charged to cost of sales, approximately $240,000 and $722,000 related to customer relationships, which is charged to sales and marketing expense, approximately $476,000 and $1,352,000 related to web site development, which is charged to product development expense, and approximately $75,000 and $227,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,194,000 and $3,536,000 for the three and nine months ended September 30, 2013, of which approximately $395,000 and $1,144,000 related to the database, approximately $243,000 and $731,000 related to customer relationships, approximately $480,000 and $1,434,000 related to web site development, and approximately $76,000 and $227,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

The Company had no debt outstanding at September 30, 2014 and December 31, 2013.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term expiring on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Debt (continued)

covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at September 30, 2014 and December 31, 2013. No borrowings were made on the Revolver during the three and nine months ended September 30, 2014 or the year ended December 31, 2013.

7.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Current Federal alternative minimum tax (“AMT”) expense	$39,000	$6,000	$51,000	$6,000
Current state and local tax expense	106,000	—	140,000	—
Deferred Federal tax expense	557,000	354,000	1,403,000	760,000
Deferred state and local tax expense	7,000	73,000	129,000	156,000

Consolidated income tax expense, including taxes attributable to discontinued operations (A)	709,000	433,000	1,723,000	922,000
Less income tax (benefit) attributable to discontinued operations	(34,000)	(36,000)	(351,000)	(159,000)

Income tax expense (B)	$743,000	$469,000	$2,074,000	$1,081,000

(A) Includes income taxes attributable to income (loss) from discontinued operations.

(B) Reflects the tax expense from continuing operations as reported on the consolidated statements of income for the period presented.

During March 2014, New York State enacted a law to reduce corporate tax rates, effective in future years. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City net operating loss (“NOL”) carryforwards and this change in the law in New York State. The impact of this evaluation resulted in a net increase in the deferred tax asset of $29,000 during 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,351,000 and $23,789,000 at September 30, 2014 and December 31, 2013, respectively, of which $2,413,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $19,938,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $65,984,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,136,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. The New York State law discussed above limits the amount of existing NOLs which could be used each year in that state; however, all such losses are expected to be utilized in the future.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at September 30, 2014 or December 31, 2013.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

8.	Stockholders’ Equity

Between December 2008 and August 2011, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate amount of $5,000,000 of the Company’s common stock, of which approximately $551,000 remained available for repurchases as of September 30, 2014 and December 31, 2013. Although the Company has remaining availability under a prior authorization, such authorization was at a time when the Company’s stock price and cash position were significantly different than where they were at September 30, 2014. As a result, management would probably seek a new authorization from the Board if the Company were to consider stock repurchases in the future. During the three and nine months ended September 30, 2014 and 2013, the Company did not repurchase any shares of common stock.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share to common shareholders of record during the second quarter of 2014. In the third quarter of 2014, the Company declared and paid a quarterly cash dividend of $0.11 per common share to common stockholders of record at the close of business on September 10, 2014. Aggregate dividends paid during the three and nine months ended September 30, 2014 were $1,233,000 and $2,462,000, respectively. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. The Company did not declare or distribute any dividends during the three and nine months ended September 30, 2013.

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

Option Awards

The following table presents option activity and other plan data for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	627,724	$9.05	645,448	$8.94
Granted	20,000	$18.52	—	$—
Exercised	(35,000)	$(9.57)	—	$—
Cancelled through cash settlement	(8,862)	$(4.09)	—	$—
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	603,862	$9.40	645,448	$8.94

Options exercisable at end of period	583,862	$9.09	645,448	$8.94

Options exercisable which can be settled in cash	8,862	$4.09	35,448	$4.67

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

At September 30, 2014, the liability for option cancellations was approximately $173,000 based upon the difference in the closing stock price of the Company’s common stock at September 30, 2014 of $23.59 per share and the exercise price of the outstanding 8,862 “in-the-money” options that were accounted for as a liability award at that date. At December 31, 2013, the liability for option cancellations was approximately $268,000 based upon the difference in the closing stock price of the Company at December 31, 2013 of $19.23 per share and the exercise price of the outstanding 17,724 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded compensation expense of approximately $22,000 and a compensation benefit of approximately $83,000 for the three months ended September 30, 2014 and 2013, respectively, and compensation expense of $36,000 and $111,000 for the nine months ended September 30, 2014 and 2013, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

RSU Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013

Outstanding at beginning of period	365,686	469,848
Granted	96,771	100,328
Common stock delivered (A)	(185,224)	(205,075)
Forfeited	(7,345)	(2,263)

Outstanding at end of period	269,888	362,838

Intrinsic value (B)	$6,367,000	$5,860,000

(A)   In the 2014 period, all of the vested RSUs were issued as shares. The 2013 period includes 80,139 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $1,280,000 in the nine months ended September 30, 2013. A net of 124,936 shares of common stock were delivered in the nine months ended September 30, 2013.

(B) For purposes of this calculation, the Company’s closing stock prices were $23.59 and $16.15 per share on September 30, 2014 and 2013, respectively.

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

During the nine months ended September 30, 2014, an aggregate of 5,340 RSUs were granted to non-employee directors (with an average grant date fair value of $19.37 per RSU) related to the equity component of their compensation. During the nine months ended September 30, 2013, an aggregate of 8,972 RSUs were granted to non-employee directors (with an average grant date fair value of $15.37 per RSU) related to the equity component of their compensation. In each case, the grant date fair value was

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $415,000 and $412,000, including $34,500 and $46,000 related to non-employee director equity compensation, for the three months ended September 30, 2014 and 2013, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the nine months ended September 30, 2014 and 2013, the Company recorded non-cash compensation expense of approximately $1,271,000 and $1,451,000, respectively, including $103,500 and $138,000, respectively, related to non-employee director equity compensation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$1,130,388	$704,898	$3,091,906	$1,628,960
(Loss) from discontinued operations, net of income tax (benefit)	(50,287)	(55,947)	(520,904)	(245,869)

Net income for basic calculation	$1,080,101	$648,951	$2,571,002	$1,383,091

Numerator for diluted per share calculation:
Income from continuing operations	$1,130,388	$704,898	$3,091,906	$1,628,960
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	—	(82,948)	—	—

Income from continuing operations for dilution calculation	1,130,388	621,950	3,091,906	1,628,960
(Loss) from discontinued operations, net of income tax (benefit)	(50,287)	(55,947)	(520,904)	(245,869)

Net income for dilution calculation	$1,080,101	$566,003	$2,571,002	$1,383,091

Denominator:
Weighted average common shares – basic	11,119,165	10,907,579	11,067,030	10,876,279
Effect of dilutive securities:
RSUs	169,949	238,391	160,817	241,632
Stock options	364,154	299,356	328,486	264,863

Weighted average common shares – diluted	11,653,268	11,445,326	11,556,333	11,382,774

Per common share amounts – basic:
Income from continuing operations	$0.10	$0.06	$0.28	$0.15
(Loss) from discontinued operations	—	—	(0.05)	(0.02)

Net income	$0.10	$0.06	$0.23	$0.13

Per common share amounts – diluted:
Income from continuing operations	$0.10	$0.05	$0.27	$0.14
(Loss) from discontinued operations	(0.01)	—	(0.05)	(0.02)

Net income	$0.09	$0.05	$0.22	$0.12

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

Potentially dilutive securities include all stock based awards. For the three months ended September 30, 2014 and for the nine months ended September 30, 2014 and 2013, certain equity awards and option awards accounted for under the liability method, were antidilutive.

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

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”)) were the subject of a suit brought by the homeowners association at the Company’s former 259 unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with Reis) and two former senior officers of Reis, Inc. (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the plaintiff delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012 finding Reis, GP LLC and Tri-Star jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis, GP LLC and WPHC reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge. In December 2012, the Company recovered $712,500, which offset a portion of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $11,547,000. During the year ended December 31, 2013, the Company recovered $80,000. During the three and nine months ended September 30, 2014, the Company recovered $10,000 and $26,000, respectively.

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

At September 30, 2014 and December 31, 2013, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at September 30, 2014 and December 31, 2013. The Company had no debt outstanding at September 30, 2014 and December 31, 2013. See Note 6 for additional information about the Company’s debt.

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

The following table lists the number of metropolitan markets for each of the seven types of commercial real estate covered by Reis at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Apartment	275	275
Retail	190	190
Office	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	57	—

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended September 30,		Increase	Percentage Increase
	2014	2013
Revenue	$10,469	$8,780	$1,689	19.2%
EBITDA	$4,285	$3,679	$606	16.5%
EBITDA margin	40.9%	41.9%

	For the Nine Months Ended September 30,		Increase	Percentage Increase
	2014	2013
Revenue	$30,609	$25,512	$5,097	20.0%
EBITDA	$12,442	$10,519	$1,923	18.3%
EBITDA margin	40.6%	41.2%

	For the Three Months Ended		Increase	Percentage Increase
	September 30, 2014	June 30, 2014
Revenue	$10,469	$10,194	$275	2.7%
EBITDA	$4,285	$4,091	$194	4.7%
EBITDA margin	40.9%	40.1%

Reis Services’s revenue increased by approximately $1,689,000, or 19.2%, from the third quarter of 2013 to the third quarter of 2014 and increased approximately $5,097,000, or 20.0%, from the nine months ended September 30, 2013 to the 2014 comparable nine month period. The revenue increase over the corresponding prior quarterly period is the 18th consecutive quarterly increase in subscription revenue over the prior year’s quarter. In addition, revenue increased by approximately $275,000, or 2.7%, from the second quarter of 2014 to the third quarter of 2014. In general, these revenue increases in 2014 reflect: (1) additional new Reis SE business; (2) revenue growth from Mobiuss; and (3) revenue growth from ReisReports. The Company’s revenue growth reflects not just a single strong quarter, but also the momentum created by sustained contract growth during 2013 and through the first three quarters of 2014. The Company continues to post record bookings performance with respect to both the number and dollar value of contracts. Fiscal 2013, as well as the fourth quarter of 2013, represented unprecedented contract signings, surpassed again by 2014’s year to date and third quarter results. The Company was able to achieve the revenue growth rates reported above while its renewal rates have been modestly trending lower over the past few quarters. The Company’s overall renewal rates were 88% and 91% for the trailing twelve months ended September 30, 2014 and 2013, respectively (for institutional subscribers, the renewal rates were 90% and 92% for the trailing twelve months ended September 30, 2014 and 2013, respectively). The decline in the renewal rates reflects the Company’s decision to be more aggressive on renewal pricing, particularly in instances where customer usage levels are significantly greater than what was initially estimated as annual usage for that customer. The Company believes that aligning client report consumption with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is more important in the long-term, than a modest decline in the current renewal rate. Also, based upon past experience, management believes that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. Historically, the largest percentage of our contracts are executed in the fourth quarter of each year and 2014 should not be an exception to that trend.

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at September 30, 2014 and 2013, respectively. A comparison of these balances at September 30 of each year is more meaningful than a comparison to the December 31, 2013 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	September 30,
	2014	2013

Deferred revenue (GAAP basis)	$18,188,000	$15,467,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	22,519,000	20,134,000

Aggregate Revenue Under Contract	$40,707,000	$35,601,000

(A)   Amounts are billable subsequent to September 30 of each year and represent (1) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (2) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at September 30, 2014 was approximately $27,318,000 related to amounts under contract for the forward twelve month period through September 30, 2015. The remainder reflects amounts under contract beyond September 30, 2015. The forward twelve month Aggregate Revenue Under Contract amount is 68.6% of revenue on a trailing twelve month basis at September 30, 2014 of approximately $39,818,000. For comparison purposes, at September 30, 2013, the forward twelve month Aggregate Revenue Under Contract of $24,096,000 was 70.7% of revenue on a trailing twelve month basis at September 30, 2013.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The then-record new business and contract signings in 2013, exceeded by the historic level of new business contracted during the nine months ended September 30, 2014 and the increased number of multi-year contracts signed in 2014, has had a significant positive impact on our reported amounts of deferred revenue and Aggregate Revenue Under Contract at September 30, 2014.

Reis Services EBITDA for the three months ended September 30, 2014 was $4,285,000, an increase of $606,000, or 16.5%, over the third quarter 2013 amount. The EBITDA increase over the corresponding prior quarterly period is the 16th consecutive quarterly increase in EBITDA over the prior year’s quarter. For the nine months ended September 30, 2014, Reis Services EBITDA was $12,442,000, an increase of $1,923,000, or 18.3%, over the comparable 2013 nine month period. On a consecutive quarter basis, Reis Services EBITDA increased $194,000, or 4.7%, from the second quarter of 2014 to the third quarter of 2014. These increases were primarily derived from the increases in revenue, as described above. Operating expenses also continued to grow, the net effect of which resulted in the Reis Services EBITDA margins of 40.9% and 40.6% for the three and nine months ended September 30, 2014, respectively as compared to 41.9% and 41.2% in the 2013 comparable periods. The reduction in the margins was the result of increased personnel related costs and our investment in maintaining our databases and new marketing initiatives.

Investment in our business remains a priority. This includes the development of new products and functionality, introducing new, or expanding existing databases, adding resources to grow our customer base and generate more revenue. Accordingly, we continue to hire in many departments, including in sales (both new business and account management) as well as in operations, including our data collection departments. With a growing head count, the Company leased additional space in the third quarter of 2013. The impact of this additional expense began in the fourth quarter of 2013. Separately, as Reis’s business continues to grow, we are devoting additional resources to expand our sales pipeline through marketing efforts and sales force expansion. Collectively, the effects of increased personnel costs and our investment and marketing initiatives have resulted in margin reductions to the levels for the three and nine months ended September 30, 2014, reported above. The expectation for spending in the remainder of 2014 and into 2015 may result in margins for future quarters being at or below the 40.9% Reis Services EBITDA margin we reported for the third quarter of 2014.

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA (Segment and Consolidated)

We define EBITDA as earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate supplemental financial measures to be considered in addition to the reported GAAP basis financial information which may assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. EBITDA and Adjusted EBITDA are presented both for the Reis Services business and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and for making assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services business. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,130
Income tax expense			743

Income (loss) before income taxes and discontinued operations	$2,924	$(1,051)	1,873
Add back:
Depreciation and amortization expense	1,339	2	1,341
Interest expense, net	22	—	22

EBITDA	4,285	(1,049)	3,236
Add back:
Stock based compensation expense, net	—	437	437

Adjusted EBITDA	$4,285	$(612)	$3,673

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		35.1%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2013	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$705
Income tax expense			469

Income (loss) before income taxes and discontinued operations	$2,381	$(1,207)	1,174
Add back:
Depreciation and amortization expense	1,273	2	1,275
Interest expense, net	25	—	25

EBITDA	3,679	(1,205)	2,474
Add back:
Stock based compensation expense, net	—	329	329

Adjusted EBITDA	$3,679	$(876)	$2,803

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.9%		31.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$3,092
Income tax expense			2,074

Income (loss) before income taxes and discontinued operations	$8,486	$(3,320)	5,166
Add back:
Depreciation and amortization expense	3,887	7	3,894
Interest expense, net	69	—	69

EBITDA	12,442	(3,313)	9,129
Add back:
Stock based compensation expense, net	—	1,307	1,307

Adjusted EBITDA	$12,442	$(2,006)	$10,436

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.6%		34.1%

See footnotes on next page.

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2013	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,629
Income tax expense			1,081

Income (loss) before income taxes and discontinued operations	$6,672	$(3,962)	2,710
Add back:
Depreciation and amortization expense	3,770	7	3,777
Interest expense, net	77	—	77

EBITDA	10,519	(3,955)	6,564
Add back:
Stock based compensation expense, net	—	1,562	1,562

Adjusted EBITDA	$10,519	$(2,393)	$8,126

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.2%		31.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$915
Income tax expense			726

Income (loss) before income taxes and discontinued operations	$2,764	$(1,123)	1,641
Add back:
Depreciation and amortization expense	1,305	3	1,308
Interest expense, net	22	—	22

EBITDA	4,091	(1,120)	2,971
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$4,091	$(685)	$3,406

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.1%		33.4%

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2014 and 2013

Subscription revenues and related cost of sales were approximately $10,469,000 and $2,073,000, respectively, for the three months ended September 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $8,396,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $458,000 during this period. Subscription revenues and related cost of sales were approximately $8,780,000 and $1,755,000, respectively, for the three months ended September 30, 2013, resulting in a gross profit for the Reis Services segment of approximately $7,025,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $395,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $318,000 resulted from greater employment related costs, specifically from hiring during 2013 and 2014, coupled with compensation increases and higher benefit costs than in the 2013 period of $255,000 and a $63,000 increase in amortization expense for database costs as a result of the addition of a new property type in 2014 (seniors housing).

Sales and marketing expenses were approximately $2,573,000 and $2,097,000 for the three months ended September 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $240,000 and $243,000 during the three months ended September 30, 2014 and 2013, respectively. The increase in sales and marketing expenses between the two periods of approximately $476,000 resulted from greater employment related costs from hiring during 2013 and 2014 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2013 period.

Product development expenses were approximately $946,000 and $836,000 for the three months ended September 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $476,000 and $480,000 during the three months ended September 30, 2014 and 2013, respectively. Product development costs increased $110,000, primarily due to increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period of $114,000, offset by a net $4,000 decrease in amortization expense for web site costs due to the completion of amortization in the first half of 2013 related to significant prior year product releases (including the 2010 introduction of ReisReports and monthly publication of data).

General and administrative expenses of approximately $2,982,000 for the three months ended September 30, 2014 included current period expenses of approximately $2,377,000, depreciation and amortization expense of approximately $168,000 for lease value and furniture, fixtures and equipment, and approximately $437,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $415,000, and by an approximate $22,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $21.08 per share at June 30, 2014 to $23.59 per share at September 30, 2014. General and administrative expenses of approximately $2,893,000 for the three months ended September 30, 2013 include current period expenses of approximately $2,407,000, depreciation and amortization expense of approximately $157,000 for lease value and furniture, fixtures and equipment, and approximately $329,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $412,000, offset by an approximate $83,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $18.49 per share at June 30, 2013 to $16.15 per share at September 30, 2013. Excluding the non-cash expenses, the net decrease in general and administrative expenses of $30,000 is primarily a result of a reduction in public company segment related professional fees from 2013 to 2014, offset by increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period and other personnel related costs (including additional rent expense).

Interest expense of $28,000 during the three months ended September 30, 2014 and 2013 was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended September 30, 2014 or 2013.

The aggregate income tax expense applicable to continuing operations was $743,000 during the three months ended September 30, 2014, which reflected current alternative minimum tax of $41,000, current state and local tax expense of $110,000, deferred Federal tax expense of $585,000 and deferred state and local tax expense of $7,000. The aggregate income tax expense applicable to continuing operations was $469,000 during the three months ended September 30, 2013, which reflected deferred Federal tax expense of $384,000, deferred state and local tax expense of $79,000, and Federal AMT of $6,000.

The loss from discontinued operations was $50,000 for the three months ended September 30, 2014 and primarily reflected legal and professional fees of $94,000 in connection with our recovery efforts (related to the 2012 Gold Peak settlement of $17,000,000), offset by $10,000 of recoveries during the period and an income tax benefit of $34,000. The loss from discontinued operations was $56,000 for the three months ended September 30, 2013 and primarily reflected legal and professional fees of $92,000 in connection with our recovery efforts related to the Gold Peak settlement, offset by an income tax benefit of $36,000.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Subscription revenues and related cost of sales were approximately $30,609,000 and $5,963,000, respectively, for the nine months ended September 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $24,646,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,310,000 during this period. Subscription revenues and related cost of sales were approximately $25,512,000 and $5,111,000, respectively, for the nine months ended September 30, 2013, resulting in a gross profit for the Reis Services segment of approximately $20,401,000. Amortization expense included in cost of sales was approximately $1,144,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $852,000 resulted from greater employment related costs, specifically from hiring during 2013 and 2014, coupled with compensation increases and higher benefit costs than in the 2013 period of $686,000 and a $166,000 increase in amortization expense for database costs as a result of the addition of a new property type in 2014 (seniors housing).

Sales and marketing expenses were approximately $7,666,000 and $6,098,000 for the nine months ended September 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $722,000 and $731,000 during the nine months ended September 30, 2014 and 2013, respectively. The increase in sales and marketing expenses between the two periods of approximately $1,568,000 resulted from greater employment related costs from hiring during 2013 and 2014 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2013 period.

Product development expenses were approximately $2,523,000 and $2,349,000 for the nine months ended September 30, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the web site intangible asset) was approximately $1,352,000 and $1,434,000 during the nine months ended September 30, 2014 and 2013, respectively. Product development costs increased $174,000, primarily due to increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period of $256,000, offset by a net $82,000 decrease in amortization expense for web site costs due to the completion of amortization in the first half of 2013 related to significant prior year product releases (including the 2010 introduction of ReisReports and monthly publication of data).

General and administrative expenses of approximately $9,222,000 for the nine months ended September 30, 2014 included current period expenses of approximately $7,405,000, depreciation and amortization expense of approximately $510,000 for lease value and furniture, fixtures and equipment, and approximately $1,307,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,271,000, and by an approximate $36,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $19.23 per share at December 31, 2013 to $23.59 per share at September 30, 2014. General and administrative expenses of approximately $9,167,000 for the nine months ended September 30, 2013 include current period expenses of approximately $7,137,000, depreciation and amortization expense of approximately $468,000 for lease value and furniture, fixtures and equipment, and approximately $1,562,000 of net non-cash compensation expense. The net non-cash compensation expense is comprised of compensation expense resulting from equity awards for employees and directors of approximately $1,451,000 and by an approximate $111,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $16.15 per share at September 30, 2013. Excluding the non-cash expenses, the net increase in general and administrative expenses of $268,000 is primarily a result of increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period and other personnel related costs (including additional rent expense), partially offset by a reduction in public company segment related professional fees from 2013 to 2014.

Interest expense of $84,000 during the nine months ended September 30, 2014 and 2013 was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during the nine months ended September 30, 2014 or 2013.

The aggregate income tax expense applicable to continuing operations was $2,074,000 during the nine months ended September 30, 2014, which reflected current alternative minimum tax of $68,000, current state and local tax expense of $185,000, deferred Federal tax expense of $1,692,000 and deferred state and local tax expense of $129,000. The aggregate income tax expense applicable to continuing operations was $1,081,000 during the nine months ended September 30, 2013, which reflected deferred Federal tax expense of $892,000 and deferred state and local tax expense of $183,000.

The loss from discontinued operations was $521,000 for the nine months ended September 30, 2014 and primarily reflected legal and professional fees of $898,000 in connection with our recovery efforts (related to the 2012 Gold Peak settlement of $17,000,000), offset by $26,000 of recoveries during the period and an income tax benefit of $351,000. The loss from discontinued operations was $246,000 for the nine months ended September 30, 2013 and primarily reflected legal and professional fees of $485,000 in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during the period and an income tax benefit of $159,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,351,000 and $23,789,000 at September 30, 2014 and December 31, 2013, respectively, of which $2,413,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $19,938,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company has aggregate Federal, state and local NOL carryforwards aggregating approximately $65,984,000 at December 31, 2013. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger, losses obtained from the Company’s 1998 merger with Value Property Trust (“VLP”) and the Company’s operating losses prior to the Merger. Approximately $25,136,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. However, because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. The New York State law discussed above limits the amount of existing NOLs which could be used each year in that state; however, all such losses are expected to be utilized in the future.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s current evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at September 30, 2014 or December 31, 2013.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $16,398,000 at September 30, 2014, an increase of $5,838,000 over the December 31, 2013 balance of approximately $10,560,000. The cash balance at September 30, 2014 was consistent with the June 30, 2014 balance of $16,403,000. The Company was able to maintain this level of cash at the end of the third quarter while meeting all of its operational costs and obligations in addition to paying an aggregate dividend of $1,233,000 in September 2014.

Our cash balance decreased significantly during the year ended December 31, 2012 from the $17,000,000 settlement of the Gold Peak litigation and the repayment of approximately $5,691,000 of outstanding debt. Cash generation of the Reis Services business in 2013 and the first nine months of 2014 has been solely responsible for the replenishment of our cash balance. In addition to the cash generation of the Reis Services business, in October 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility; no borrowings have been made on the Revolver since it was obtained. Separately, the Company is seeking recovery under all available insurance policies, and is pursuing appropriate additional actions against other potentially responsible parties related to Gold Peak. To date, these efforts have resulted in the recovery of approximately $819,000 of cash by

September 30, 2014, including approximately $10,000 and $26,000 recovered during the three and nine months ended September 30, 2014. There can be no assurance that the Company will recover any additional amounts in the short or long-term from these efforts.

At September 30, 2014, the Company’s short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the web site and databases; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the potential settlement of certain outstanding stock options in cash (the liability for which was approximately $173,000 at September 30, 2014, based upon the closing stock price of the Company at September 30, 2014, of $23.59 per share); and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use over many years against future Federal, state and local taxable income, if any. Tax payments related to 2014 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes.

The Company’s long-term liquidity requirements, beyond 2014, may include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the web sites and databases; operating leases and other capital expenditures; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the possible payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver or a replacement facility. The Company may consider, based on market conditions and business needs, refinancing or otherwise amending or replacing the Revolver, though there can be no assurance we will do so, or be able to do so on terms acceptable to us. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments related to 2014 and possibly 2015 are expected to be for state and local taxes on income and Federal AMT, but not for Federal income taxes. Subsequent to 2015, tax payments are expected to be for alternative state and local taxes and Federal AMT, but not for Federal, state or local taxes on income. In 2015 and thereafter, as a result of the new tax law enacted in New York State in March 2014, the use of certain NOLs for New York State purposes will be subject to an annual limitation and therefore, any taxes in excess of the limitation will need to be paid in those periods.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2014 or thereafter. The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share to common stockholders of record at the close of business on June 11, 2014. In the third quarter of 2014, the Company declared and paid a quarterly cash dividend of $0.11 per common share to common stockholders of record at the close of business on September 10, 2014. Aggregate dividends paid during the three and nine months ended September 30, 2014 were $1,233,000 and $2,462,000, respectively. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board.

Changes in Cash Flows

Cash flows for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	For the Nine Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$11,299,346	$9,991,489
Cash (used in) investing activities	(3,202,712)	(3,429,529)
Cash (used in) financing activities	(2,258,925)	(1,280,376)

Net increase in cash and cash equivalents	$5,837,709	$5,281,584

Net cash provided by operating activities increased $1,308,000 from $9,991,000 provided in the 2013 period to $11,299,000 provided in the 2014 period. This increase was the result of increased operating cash flow of $1,260,000 from the Reis Services segment due to growth in revenue and EBITDA and the timing of accounts receivable collections.

Cash used in investing activities decreased $228,000 from $3,430,000 used in the 2013 period to $3,202,000 used in the 2014 period. This change resulted from a $128,000 decrease in furniture, fixtures and equipment purchases as the 2013 period included spending in connection with additional office space leased in 2013, coupled with a $100,000 decrease of cash used in the 2014 period as compared to the 2013 period for web site and database development costs for continuing product development and enhancement initiatives. The expectation for 2014 is that cash used for web site and database development will exceed 2013 amounts.

Cash used in financing activities was $2,259,000 and $1,280,000 in the 2014 and 2013 periods, respectively. In the 2014 period, this amount includes $2,462,000 for dividends declared and paid in the second and third quarters of 2014 and $132,000 for option cancellations, offset by proceeds received from employees for option exercises in the third quarter of 2014 aggregating $335,000. In the 2013 period, cash used in financing activities was solely for restricted stock unit settlements.

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

At September 30, 2014 and December 31, 2013, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and nine months ended September 30, 2014 and throughout 2013, the Company did not have any interest rate caps. No debt was outstanding at September 30, 2014 and December 31, 2013. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures.

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three or nine months ended September 30, 2014, the Company did not repurchase any shares of common stock.

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

Dated: October 29, 2014